Form 10-Q
period 1994-09-30
SHURGARD STORAGE CENTERS INC
filed 1994-10-31
CIK 906933

See notes to consolidated financial statements.
                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 1994

                               OR

[  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from -------------- to-------------


For Quarter Ended  September 30, 1994 Commission file number 0-23466

                  SHURGARD STORAGE CENTERS, INC.
(Exact name of registrant as specified in its charter)

               DELAWARE                             91-1603837
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

  1201-3RD AVENUE, SUITE 2200, SEATTLE, WASHINGTON      98101
     (Address of principal executive offices)     (Zip Code)

(Registrant's telephone number, including area code) 206-624-8100

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  X   No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Shares outstanding at October 14, 1994:
     Class A Common Stock, $.001 par value, 16,829,283 shares outstanding
     Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

           Part I, Item 1: Consolidated Balance Sheet
                       September 30, 1994
                           (unaudited)
            (Amounts in thousands except share data)

     Assets:
       Storage centers:
           Land                                   $ 87,908
           Buildings and equipment, net            363,891
                                                   -------
                                                   451,799
       Cash and cash equivalents, including
          restricted cash of $ 2,717                19,299
       Investment in joint venture                   2,450
       Other assets                                 11,226
                                                   -------

               Total assets                       $484,774
                                                  ========


     Liabilities and Stockholders' Equity:
       Accounts payable and other liabilities     $ 10,539
       Line of credit                               30,000
       Notes payable                               125,121
                                                   -------
               Total liabilities                   165,660

       Stockholders' equity:
          Class A common stock and Class B
           convertible common stock, $0.001
           par value; 120,000,000 and 500,000
           shares authorized; 16,829,283 and
           154,604 issued and outstanding          319,114
                                                   -------
               Total liabilities and
                stockholders' equity              $484,774
                                                  ========







         See notes to consolidated financial statements.

                 Shurgard Storage Centers, Inc.

        Part I, Item 1: Consolidated Statements of Income
                           (unaudited)
          (Amounts in thousands except per share data)


                                  Three Months    Nine Months
                                 Ended Sept. 30,  Ended Sept. 30,
                                       1994            1994
                                 ---------------  --------------

 Rental revenue                  $       20,465   $      45,701
 Income from joint venture                   50             109
 Interest income                            242             473
                                 ---------------  --------------
                                         20,757          46,283


 Operating expense                        4,875          10,567
 Management fees                          1,233           2,739
 Depreciation and amortization            3,303           7,594
 Real estate taxes                        1,757           4,083
 General and administrative                 706           1,517
 Other                                       57             172
 Interest                                 2,822           5,814
                                 ---------------   -------------
                                         14,753          32,486
                                 ---------------  --------------
 Income before extraordinary item         6,004          13,797
 Extraordinary item - loss on                            (1,180)
     retirement of debt          ---------------  --------------

 Net Income                      $        6,004   $       12,617
                                 ===============  ==============

Net Income per Common and Common Equivalent Share:

 Income before extraordinary item       $  0.35          $ 0.81
 Extraordinary item - loss on                             (0.07)
     retirement of debt                  -------          ------
 Net Income                             $  0.35          $ 0.74
                                         =======          ======

See notes to consolidated financial statements.

                 Shurgard Storage Centers, Inc.

      Part I, Item 1:  Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1994
                           (unaudited)
                     (Amounts in thousands)


Operating activities:
  Net Income                                           $ 12,617
  Adjustments to reconcile earnings to net cash
  provided by operating activities:
     Depreciation and amortization                        7,594
     Loss on retirement of debt                           1,180
     Earnings in excess of distributions
          from joint venture                                (29)
     Changes in operating accounts:
       Other assets                                        (474)
       Accounts payable and other liabilities               875
                                                       ----------
         Net cash provided by operating activities       21,763
                                                       ----------

Investing activities:
  Acquisition of and improvements to storage centers   (100,875)
                                                       ----------
         Net cash used in investing activities         (100,875)
                                                       ----------

Financing activities:
  Dividends paid                                         (9,851)
  Proceeds from line of credit                           30,000
  Proceeds from notes payable                           227,180
  Payment of financing costs                             (8,088)
  Payment of assumed consolidation liabilities          (11,662)
  Principal payments on notes payable                  (129,168)
                                                       ----------
         Net cash provided by financing activities       98,411
                                                       ----------

Increase in cash and short-term investments              19,299
Cash and short-term investments at beginning of year
                                                       ----------
Cash and short-term investments at end of period       $ 19,299
                                                       ==========
Supplemental schedule of cash flow information:
  Cash paid during the period for interest             $  5,631
                                                       =========

See notes to consolidated financial statements

                 Shurgard Storage Centers, Inc.
   Part I, Item 1:  Notes to Consolidated Financial Statements
              Nine Months Ended September 30, 1994
                           (unaudited)

Note A _ Organization
  Shurgard Storage Centers, Inc. (the Company) was organized under the laws of the State of Delaware on July 23, 1993, to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of self-service storage properties which provide month-to-month leases for business and personal use.

  On March 1, 1994, the Company completed the acquisition of 17 publicly-held limited partnerships (the Partnerships) administered by Shurgard Incorporated (Shurgard) as a means for assembling an initial portfolio of real estate investments
  (Note E).

Note B _ Summary of Significant Accounting Policies
  Basis of presentation: The consolidated financial statements include the accounts of the Company, SSC Property Holdings, Inc., SSC Acquisitions, Inc., Shurgard-Freeman Medical Center Joint Venture and Capitol Hill Partners. SSC Property Holdings, Inc. was established as a wholly-owned subsidiary to hold all storage centers which secure the note payable to a financial services company (Note G). SSC Acquisitions, Inc. was established as a wholly owned subsidiary to hold all storage centers which will secure the line of credit with the same financial service company (Note F). The Company holds a 90% ownership interest in Capitol Hill Partners and a 67% interest in Shurgard-Freeman Medical Center Joint Venture. Both joint ventures are with unaffiliated parties and own one storage center or a development site on which one will be built. All intercompany balances and transactions have been eliminated upon consolidation.

  The consolidated financial statements included in this report are unaudited. In the opinion of the Company, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Operating activity began March 1, 1994; prior to that date, the Company was inactive.

  Storage centers:  Storage centers are recorded at cost.
  Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives which range from three to 30 years.

  Investment in joint ventures: The Company consolidates the accounts of those joint ventures in which the Company has a greater than 50% interest. All other investments in joint ventures are accounted for on the equity method.

  Cash equivalents: Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

  Financing costs: Financing costs are included in other assets and are amortized on the effective interest method over the life of the related debt.

  Federal income taxes: The Company intends to qualify as a real estate investment trust (REIT) as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company will not be subject to federal income taxes provided that it distributes annually at least 95% of its taxable income and meets certain other requirements. As a result, no provision for federal income taxes has been made in the Company's financial statements.

  Revenue recognition: Revenue is recognized when earned under accrual accounting principles.

  Net income per share: Net income per share is calculated based on the weighted average shares outstanding during the periods presented.

  Financial instruments: The carrying values reflected in the balance sheet at September 30, 1994, reasonably approximate the fair value of cash and cash equivalents, other assets, and notes payable. The Company estimates that the fair value of its notes from shareholders is $2.2 million.

Note C _ Advisory and Management Agreements
  The Company has entered into advisory and management agreements under which Shurgard advises the Company with respect to its investments, manages the day-to-day operations of the Company, and provides property management services. The agreements provide for an annual advisory fee, incentive advisory fees, reimbursement for certain costs and expenses, and property management fees. The property management fee is equal to 6% of gross storage center revenues and 5% of office and business park revenues. The annual advisory fee is equal to 0.5% of the fair market value of new properties acquired after the initial acquisition (Note E), mortgage loans receivable held and the average daily cash equivalents invested in excess of cash equivalents acquired from the Partnerships. The incentive advisory fee equals 10% of realized gain on sale or refinancing of properties acquired after the initial acquisition.

Note D _ Storage Centers
  Storage centers consist of the following (amounts in thousands):

          Land                                 $ 87,908
          Buildings                             366,966
          Equipment                               4,526
                                               ---------
                                                459,400
          Less accumulated depreciation          (7,601)
                                               ---------
                                               $451,799
                                               =========

Note E _ Acquisitions
  On March 1, 1994, the Company acquired the assets, subject to existing liabilities, of each of the Partnerships for a cost of $387 million. A summary of the assets and liabilities assumed in this transaction are as follows (amounts in thousands):

      Real estate                              $417,218
      Interest in joint ventures                  7,074
      Cash, receivables and other assets         10,642
      Notes Payable                             (26,192)
      Other liabilities                         (21,326)
                                                --------
                                               $387,416
                                               ========

  The acquisition was funded by the issuance of 16,983,728 shares of common stock and $67,074,813 in proceeds from a note payable to a financial services company. Real estate assets acquired in the Acquisition consist of 134 self-service storage centers and two business parks located in seventeen states, as well as an interest in two joint ventures owning an additional five storage centers.

  On September 1, 1994, the Company purchased twenty storage centers for $34 million from an unaffiliated seller. These centers, located in Maryland, Virginia and North Carolina, were financed through a $30 million draw on the Company's credit facility, a $1 million note to the seller and approximately $2.5 million from cash reserves. The note to the seller is due in two $500,000 installments in September 1995 and 1996 which include accrued interest. The discounted value of these notes is estimated to be $917,000.

  During the quarter, the Company also entered into a joint venture with a storage operator and developer to develop a property in Nashville, Tennessee. Shurgard will have a 67% interest in this project, which will initially have 59,700 net rentable square feet and is expected to be complete in early 1995. The Company's investment in this project is $600,000.

Note F _ Line of Credit
  During the quarter, the Company established a $50 million revolving two-year credit facility with a commercial bank group. This credit facility is secured by real estate and accrues interest at 7.33% for the first six months, thereafter at either the banks' prime rate or LIBOR plus 200 basis points (at the Company's option). The commitment fee for the revolving period was 75 basis points of the commitment amount. Upon the expiration of the revolving period, for an additional fee of 37.5 basis points of the amount outstanding, the Company can extend any outstanding balance for a one year term. At September 30 1994, $30 million was outstanding on this credit facility.

  Additionally, during the quarter, the Company executed a commitment letter with Nomura Securities International, Inc. to provide a second $50 million two-year revolving credit facility. This credit facility will be secured by real estate, bear interest at LIBOR plus 175 basis points, and require a draw fee equal to 25 basis points of the amount drawn. The commitment fee for the revolving period will br 100 basis points of the commitment amount. The commitment is subject to customary contingencies and due diligence.

Note G _ Notes Payable
  Notes payable consist of the following (amounts in thousands):

      Note payable to financial services company $122,580
      Mortgage note payable                         1,468
      Other notes payable                           1,073
                                                ---------
                                                 $125,121
                                                =========

  On June 9, 1994, the Company refinanced substantially all of its existing debt with Nomura Asset Capital Corp., a subsidiary of Nomura Securities International, Inc. through a debt purchase transaction. The $122.58 million loan provides the Company with funds for seven years at a fixed rate equal to 8.28% and requires monthly payments of interest only until maturity. The refinancing of existing debt resulted in a loss on early retirement of $1.18 million, consisting of unamortized loan fees. As required by the loan agreement, the Company deposited $2.78 million in reserve accounts to fund certain expenses including real estate taxes and insurance.

  The mortgage note is secured by a deed of trust on the Bellingham storage center. It is due in monthly installments of $13,441, including principle and interest at 10.25%, and matures April 2001. Other notes payable consists of local improvement district warrants and a note taken in connection with a real estate acquisition. The approximate maturities of principle over the next five fiscal years range from $20,000 to $516,000.

Note H _ Stockholders' Equity
  Stockholders' equity consists of the following (amounts in thousands):

          Class A common stock                  $317,434
          Class B convertible common stock         2,916
          Loans to stockholders                   (4,002)
          Retained earnings                        2,766
                                                --------
                                                $319,114
                                                ========

  In addition to the rights, privileges and powers of Class A common stock, Class B common stockholders received loans from the Company to fund certain obligations to the Partnerships. The loans are due between 2001 and 2003 and are secured by the Class B stock. Class B common stock is convertible to Class A stock at a one-to-one ratio as the loans are repaid.

  The Company has authorized 40,000,000 shares of preferred stock, of which 2,800,000 shares have been designated as Series A Junior Participating Preferred Stock, and none are issued and outstanding at September 30, 1994. The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series, and the designation thereof.

Note I _ Stock Options
  The Company has established the 1993 Stock Option Plan (the
  Plan) for the purpose of attracting and retaining the Company's directors, executive officers and other employees. The Plan provides for the granting of options for up to 3% of the Company's outstanding shares of Class A common stock at the end of each year, limited in the aggregate to 5,000,000 shares. In general, the options vest ratably over five years and must be exercised within ten years from date of grant. The exercise price for qualified incentive options under the Plan must be at least equal to fair market value at date of grant and at least 85% of fair market value at date of grant for non qualified options. The Plan expires in 2003. As of September 30, 1994, 32,000 options had been granted under the Plan at an exercise price of $18.90.

  The Company also established the Stock Option Plan for Nonemployee Directors (the Nonemployee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Nonemployee Plan provides for the annual granting of options to purchase 400 shares of Class A common stock. Such options vest upon continued service until the next annual meeting of the Company. The total shares reserved under the Nonemployee Plan is 20,000. The exercise price for options granted under the Nonemployee Plan is equal to fair market value at date of grant. As of September 30, 1994, 1,200 options had been granted under the Nonemployee Plan at an exercise price of the average market price of the Company's stock during the first 30 days of trading.

Note J _ Shareholder Rights Plan
  In March 1994, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $65, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock. If a person or group acquires more than 10% of the then outstanding shares of common stock, each Right will entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring Company's common shares having a market value of twice the Right's exercise price. The Company will be entitled to redeem the Rights at $.0001 per Right at any time prior to the earlier of the expiration of the Rights in March 2004 or the time that a person has acquired a 10% position. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

Part I, Item 2:  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources

  On March 1, 1994, the Company completed the acquisition of seventeen publicly-held limited partnerships administered by Shurgard as a means for assembling an initial portfolio of real estate investments. The Company acquired the assets, subject to existing liabilities, of each of the Partnerships for a cost of $387.4 million. The acquisition was funded by the issuance of 16,983,728 shares of common stock and $67.1 in proceeds from a note payable to a financial services company. Real estate assets acquired consist of 134 self-service storage centers and two business parks located in seventeen states, as well as interests in two joint ventures owning an additional five storage centers.

  On June 9, 1994, the Company refinanced substantially all of it's existing debt (including the $104.6 million incurred in connection with the acquisition discussed above) with Nomura Asset Capital Corp., a subsidiary of Nomura Securities International, Inc. through a debt purchase transaction. The $122.58 million loan provides the Company with funds for seven years at a fixed rate equal to 8.28% and requires monthly payments of interest only until maturity. In connection with this transaction, the Company incurred a $1.2 million loss on early retirement of debt due to the write off of unamortized loan fees. Through this refinancing, the Company has stabilized its debt service costs and provided greater flexibility for the Company's future growth.

  On September 1, 1994, the Company purchased twenty storage centers from an unaffiliated storage operator based in Raleigh, North Carolina for an aggregate purchase price of $34 million. The new properties acquired by the Company were 98% occupied with average rent per square foot of $7.34 as of June 30, 1994. The average age of these properties is 7.6 years.
  Selected information regarding the newly acquired centers are as follows:

      Metropolitan      No. of    No. of    No. of
          Area          Stores    Units     Sq. Ft.
    ------------------  ------   -------   --------
    Washington D.C.       7       2,399     252,807
    Raleigh, NC           5       1.567     195,130
    Richmond, VA          3         926     105,225
    Virginia Beach, VA    4       1,196     147,550
    Charlottesville, VA   1         300      31,600
                         ---     -------   --------
                         20       6,384     732,312
                        ====     ======     =======

  In connection with this purchase, the Company borrowed $30 million on its $50 million two-year revolving credit facility. This credit facility is secured by real estate and interest is payable monthly at 7.33% for the first six months, thereafter at either the banks' prime rate or LIBOR plus 200 basis points (at the Company's option). The commitment fee for the revolving period was 75 basis points of the commitment amount and, upon the expiration of the revolving period, for an additional fee of 37.5 basis points of the amount outstanding, the Company may extend any outstanding balance for a one-year term. The Company's total debt at September 30, 1994 was $155.1 million with an weighted average interest rate of 8.1%.

  Additionally, during the quarter, the Company executed a commitment letter with a financial services company to provide a second $50 million two-year revolving credit facility. This credit facility will be secured by real estate, bear interest at LIBOR plus 175 basis points, and require a draw fee equal to 25 basis points of the amount drawn. The commitment fee for the revolving period is 100 basis points of the commitment amount. The commitment is subject to customary contingencies and due diligence.

  During the quarter, the Company entered into a joint venture with a storage operator and developer to develop a property in Nashville, Tennessee. Shurgard will have a 67% interest in this project, which will initially have 59,700 net rentable square feet and is expected to be complete in early 1995. The Company's investment in this project is $600,000. Additionally, the Company is evaluating a second $600,000 development opportunity in Nashville under a similar arrangement with the same joint venturer.

  The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments as well as dividend payments in accordance with REIT requirements. Cash provided by operating activities for the seven months of operations was $21.8 million. The Company declared a dividend of $0.44 per share on October 28, 1994.

Results of Operations

Three Months Ended September 30, 1994
  The Company operates a professionally-managed real estate portfolio consisting primarily of self-service storage properties which provide month-to-month leases for business and personal use. Income for the quarter was $6 million, or $0.35 per share, reflecting three months of consolidated operations for 139 storage centers and two business parks, as well as one month of operations for the 20 storage centers purchased on September 1.

March 1, 1994 (beginning of operations) through September 30,
1994
  Income before extraordinary item for the period was $13.8 million, or $0.74 per share, reflecting seven months of consolidated operations for 139 storage centers and two business parks, and one month of operations for the 20 newly purchased storage properties in the following states:

              Percentage of Portfolio   Year-to-date 1994
               Based on Original Cost  Annualized Property
               As of Sept. 30, 1994       Performance
              ----------------------   -------------------
    California           15.2%               11.1%
    Florida               5.8%               10.7%
    New York              5.4%               12.4%
    Texas                14.6%               10.9%
    Virginia              9.0%               11.7%
    Washington           20.2%               11.6%
    Other                29.8%               12.5%
                        ------              ------
    Total                 100%               12.5%
                        ======              ======

  The annualized property performance percentages are determined by dividing the annualized property level net operating income (rental revenue less operating expenses, real estate taxes and management fees) for the seven months ended September 30, 1994 by the original acquisition cost. This performance is not necessarily indicative of what the actual property performance percentages for the full year will be. Net operating income is not reduced by depreciation or certain general and administrative expenses and, had it been, the percentages would be lower.

Pro Forma Results of Operations

  As the Company did not begin operating the properties until March 1, 1994, management believes the pro forma information included below is necessary to provide the reader with more meaningful comparative information for the three and nine months ended September 30, 1994.

  Pro forma information for 1993 and 1994, as if the Company had owned its original portfolio of real estate and its current debt was outstanding for the entire period (note that 1994 information includes one month of operating activity for the 20 storage centers acquired on September 1, 1994), is as follows:

                                     Three Months Ended    Nine Months Ended
                                         September 30,       September 30,
                                     -------------------   ------------------
                                       1994       1993       1994      1993
                                     --------   --------   ---------  -------
     Pro forma rental revenues     $  20,515   $ 18,800    $  58,169  $ 54,037
     Pro forma net operating       $  12,650   $ 11,310    $  35,913  $ 32,927
     income
     Pro forma net income (1)      $   6,004   $  5,376    $  16,059  $ 14,699
     Pro forma net income per      $    0.35   $   0.32    $    0.95  $   0.87
     share (2)
     Funds from operations         $   9,335   $  8,390    $  26,518  $ 23,661
     (FFO)(1,3)
     FFO per share(2,3)            $    0.55   $   0.49    $    1.56  $   1.39

     (1)  Assumes the Company's fixed rate seven-year debt
     (8.28%) was outstanding during the entire period..
     (2) Assumes 16,983,887 shares of the Company's common stock were outstanding during the entire period.
     (3) Funds from Operations ("FFO") are calculated as earnings plus depreciation and amortization minus certain non-recurring revenue plus non-recurring expenses.

  Total funds from operations for the third quarter of 1994, which include the acquisition of 20 properties on September 1, 1994, increased 11.3% to $9.34 million, or $0.55 per share. Funds from operations for the third quarter on a same store basis increased by 9.6% to $9.20 million, or $0.54 per share, from pro forma funds from operations of $8.4 million, or $0.49 per share, for the same period in 1993.

  Total 1994 third quarter revenues increased 9% to $20.52 million. Revenues for the third quarter on a same store basis increased by 7% to $20.07 million, compared with pro forma revenues of $18.8 million in 1993. Rental rates for this original portfolio increased by 7.5% to $8.51 per square foot for the third quarter of 1994 compared to $7.91 per square foot for the same quarter of 1993. Occupancy rates were unchanged at 90% for the third quarter of 1994, and the same for the third quarter of 1993.

  For the nine-month period ended September 30, 1994, funds from operations, on a pro forma basis assuming formation of the REIT on January 1, 1993, and the Company's 8.28% fixed rate seven-year debt was outstanding during the entire period, were $26.52 million, or $1.56 per share, an increase of 12% over pro forma funds from operations of $23.66 million, or $1.39 per share, for the same period a year ago. Earnings for the period, on a pro forma basis, increased by 9% to $16.06 million from pro forma earnings of $14.7 million for the same period in 1993. Pro forma revenues for the nine-months increased by 8% to $58.17 million, compared with pro forma revenues of $54.04 million in 1993.

Part II, Item 1.  Legal Proceedings.

  This discussion updates the discussion of litigation set forth in the Shurgard Storage Centers, Inc. Second Supplement to Prospectus/Consent Solicitation Statement/Offer to Purchase dated February 2, 1994 (File No. 33-57794) and updated in the Company's Form 10-Q for the period ended June 30, 1994.

  The tentative settlement of class action lawsuits discussed in earlier disclosures was approved by the court. Attorneys fees in the amount of $800,000 were agreed to between the plaintiffs counsel and the defendants and payment was made subsequent to the end of the quarter out of previously reserved funds.

Part II, Item 6.  Exhibits and Reports on Form 8-K.

  (a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)
         (11) Statement of computation of per share earnings.
  (b) Reports on Form 8-K.
         September 22, 1994 Press Release re. Acquisition

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date: October 31, 1994    By: HARRELL BECK
                              Harrell Beck
                              President, Chief Financial Officer and
                                   Authorized Signatory

                 Shurgard Storage Centers, Inc.
 Exhibit (11) - Statement Re:  Computation of Earnings per Share



                                       Three Months    Nine Months
                                          Ended           Ended
Primary Earnings per Share:          Sept. 30, 1994   Sept. 30, 1994
                                     --------------   --------------

  Net Income                            $6,004,000     $12,617,000
                                        -----------    -----------

  Weighted average common and common
     equivalent shares outstanding:

     Weighted average common
        shares outstanding              16,983,887     16,983,887

     Net effect of dilutive stock options -
       based on treasury stock method
       using average market price            5,852          5,852
                                        -----------    -----------
     Total                              16,989,739     16,989,739
                                        ===========    ===========

  Primary earnings per common and common
     equivalent share                        $0.35          $0.74
                                        ===========    ===========

Fully-diluted Net Income Per Common and Common
Equivalent Share

     The Company has no further dilutive securities.