Form 10-Q/A
period 1994-09-30
SHURGARD STORAGE CENTERS INC
filed 1994-11-01
CIK 906933

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

For the transition period from                 to


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

Part II, Item 6.  Exhibits and Reports on Form 8-K.
  (a)  Exhibits (numbered in accordance with Item 601 of Regulation
  S-K)
         (11) Statement of computation of per share earnings.
         (27) Financial Data Schedules

  (b) Reports on Form 8-K.
         September 22, 1994 Press Release re. Acquisition

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date: November 1, 1994    By: Harrell Beck
                          Harrell Beck
                          President, Chief Financial Officer and
                              Authorized Signatory