Form 10-K
period 1993-12-31
SHURGARD STORAGE CENTERS INC
filed 1994-12-20
CIK 906933

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE
       ACT OF 1934                                $250
     For the fiscal year ended          December 31, 1993

                                  OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES
       EXCHANGE ACT OF 1934     [NO FEE REQUIRED]
     For the transition period from        to

Commission file number    0-23466

                       SHURGARD STORAGE CENTERS, INC.
     (Exact name of registrant as specified in its charter)

        DELAWARE                   91-1603837
(State of organization)       (IRS Employer Identification No.)

       1201 Third Avenue, Suite 2200, Seattle, Washington 98101
       (Address of principal executive offices)      (Zip code)

  Registrant's telephone number, including area code: (206) 624-8100

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

         Class A Common Stock, par value $.001 per share
         Class B Common Stock, par value $.001 per share
                 Preferred Share Purchase Rights
                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X    No____

     Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                           [    X    ]
                       There are 12 pages.

INDEPENDENT AUDITORS' REPORT


Directors and Stockholders
Shurgard Storage Centers, Inc.
Seattle, Washington

We have audited the accompanying balance sheet of Shurgard Storage Centers, Inc. (the Company) as of December 31, 1993, and the related statement of earnings, stockholder's equity and cash flows for the period from July 23, 1993 (inception) to December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shurgard Storage Centers, Inc. as of December 31, 1993 and the results of its operations and its cash flows for the period from July 23, 1993 to December 31, 1993 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP

Seattle, Washington
December 16, 1994

                 Shurgard Storage Centers, Inc.

                          Balance Sheet

                        December 31,1993



                             ASSETS


CASH                                              $1,442
                                                  ======


              LIABILITIES AND STOCKHOLDER'S EQUITY

ACCOUNTS PAYABLE                                  $1,408

STOCKHOLDER'S EQUITY:

Preferred stock, $.001 par value per share, 40,000,000 shares authorized, none issued or outstanding

Common stock, $.001 par value per share,
30,000,000 shares of Class A and 500,000 shares
of Class B authorized, 5 shares of Class A
issued and outstanding                               100

Retained deficit                                     (66)
                                                  ------
    TOTAL STOCKHOLDER'S EQUITY                        34
                                                  ------
                                                  $1,442
                                                  ======
















                See notes to financial statements

                 Shurgard Storage Centers, Inc.

                     Statement of Operations

   Period from July 23, 1993 (inception) to December 31, 1993


REVENUES                                          $  -

EXPENSES
   Bank service charges                               66
                                                  ------
Net Loss                                           $  66
                                                  ======




























                See notes to financial statements
                 Shurgard Storage Centers, Inc.

                Statement of Stockholder's Equity


                              Common    Retained
                       Shares  Stock     Deficit    Total

Balance, July 23, 1993   5    $  100    $    _     $  100

Net Loss                         _          (66)      (66)
                        ---   ------    -------    ------
Balance, Dec. 31, 1993   5    $  100    $   (66)  $    34
                        ===    ======   =======    ======



















                See notes to financial statements

                 Shurgard Storage Centers, Inc.

                     Statement of Cash Flows

 Period from July 23, 1993 (inception) through December 31, 1993



OPERATING ACTIVITIES
  Net Loss                                   $      (66)
  Change in accounts payable                      1,408
                                             ----------
NET INCREASE IN CASH                              1,342

CASH (Beginning of period)                          100
                                             ----------
CASH (End of period)                         $    1,442
                                             ==========

























                See notes to financial statements

                 Shurgard Storage Centers, Inc.

                  Notes to Financial Statements

         Period from July 23, 1993 to December 31, 1993


 Note A - Organization

Shurgard Storage Centers, Inc. (the Company) was organized under the laws of the State of Delaware on July 23, 1993, to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of self-service storage properties which provide month-to-month leases for business and personal use.

On March 1, 1994, the Company completed the acquisition of 17 publicly-held limited partnerships (the Partnerships) administered by Shurgard Incorporated (Shurgard) as a means for assembling an initial portfolio of real estate investments (Note C).


Note B - Summary of Significant Accounting Policies

Revenue recognition: Revenue is recognized when earned under accrual accounting principles.

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

Note C - Acquisitions

On March 1, 1994, the Company acquired the assets, subject to existing liabilities, of each of the Partnerships for a cost of $387 million. A summary of the assets and liabilities assumed in this transaction are as follows (amounts in thousands):

          Real estate                        $   417,218
          Interest in joint ventures               7,074
          Cash, receivables and other assets      10,642
          Notes Payable                          (26,192)
          Other liabilities                      (21,326)
                                             -----------
                                             $   387,416
                                             ===========

The acquisition was funded by the issuance of 16,983,728 shares of common stock and $67,074,813 in proceeds from a note payable to a financial services company. Real estate assets acquired in the Acquisition consist of 134 self-service storage centers and two business parks located in seventeen states, as well as an interest in two joint ventures owning an additional five storage centers.

The following unaudited pro forma financial information represents the balance sheet and results of operations of the Company as of and for the year ended December 31, 1993 as if the acquisition occurred on January 1, 1993 and reflect the debt structure as of June 9, 1994. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies.

     Balance Sheet
     (amounts in thousands)

          Cash and cash equivalents          $   55,745
          Storage Centers                       410,570
          Other assets                           10,232
                                             ----------
            Total Assets                     $  476,547
                                             ==========
          Accounts payable and other
          liabilities                         $  20,129
          Notes payable                         120,551
                                             ----------
            Total Liabilities                   140,680
          Stockholders' equity                  335,867
                                             ----------
           Total Liabilities and
               Stockholder's Equity          $  476,547
                                             ==========

Statement of Operations
   (amounts in thousands)

     Revenues                                $     72,900

     Expenses
       Operating                                   16,840
       Property management fees                     4,317
       Depreciation and amortization               12,887
       Real estate taxes                            7,068
       Interest                                    10,303
       General and Administrative                   2,390
                                             ------------
          Total Expenses                     $     53,805
                                             ------------
     Earnings                                $     19,095
                                             ============

On September 1, 1994, the Company purchased twenty storage centers for $34 million from an unaffiliated seller. These centers, located in Maryland, Virginia and North Carolina, were financed through a $30 million draw on the Company's credit facility, a $1 million note to the seller and approximately $3 million from cash reserves. The note to the seller is due in two $500,000 installments in September 1995 and 1996 which include accrued interest. The discounted value of these notes is estimated to be $917,000.

In July 1994, the Company invested $600,000 in a joint venture with a storage operator and developer to develop a property in Nashville, Tennessee. The Company has a 67% interest in this project, which will initially have 59,700 net rentable square feet and is expected to be completed in early 1995. The Company has guaranteed repayment of $833,500 of the joint venture's construction loan.

In November 1994, the Company entered into a second joint venture with the same developer to develop a second property in Nashville, Tennessee. The Company will have a 50% interest in this project, which will initially have 67,700 net rentable square feet and is expected to be completed in early 1995. The Company's investment in this project is $640,000.

In October 1994, the Company entered into a commitment to invest up to $3 million in a Belgian partnership that will own and operate storage centers in the Benelux region of Europe.

As of December 14, 1994, the Company has paid $12 million and committed an additional $1 million for investment in two 10-year participating mortgage loans which are non-recourse to the borrower and are secured by real estate including four storage centers and office/warehouse space. The Company will receive interest at 8% per annum plus 50% of both operating cash flow and distributions from sale of real estate property, as defined. The Company has options to purchase the properties at established prices, generally exercisable in five years and extending until maturity of the loans.

The Company is currently negotiating with a committee of independent directors of Shurgard to merge the management, acquisition, development, and advisory business of Shurgard into SSCI. The potential merger is subject to a vote of the shareholders of SSCI and Shurgard.


NOTE D - Advisory and Management Agreements

The Company has entered into advisory and management agreements under which Shurgard advises the Company with respect to its investments, manages the day-to-day operations of the Company, and provides property management services. The agreements provide for an annual advisory fee, incentive advisory fees, reimbursement for certain costs and expenses, and property management fees. The property management fee is equal to 6% of gross storage center revenues and 5% of office and business park revenues. The annual advisory fee is equal to 0.5% of the fair market value of new properties acquired after the initial acquisition (Note C), mortgage loans receivable held and the average daily cash equivalents invested in excess of cash equivalents acquired from the Partnerships. The incentive advisory fee equals 10% of realized gain on sale or refinancing of properties acquired after the initial acquisition.


Note E - Lines of Credit

In 1994 , the Company established a $50 million revolving two-year credit facility with a commercial bank group. This credit facility is secured by real estate and accrues interest at 7.33% for the first six months, thereafter at either the banks' prime rate or LIBOR plus 200 basis points (at the Company's option). The commitment fee for the revolving period was 75 basis points of the commitment amount. Upon the expiration of the revolving period, for an additional fee of 37.5 basis points of the amount outstanding, the Company can extend any outstanding balance for a one year term. At December 16, 1994, $42 million was outstanding on this credit facility.

Additionally, the Company has executed a commitment letter with Nomura Asset Capital Corporation, a subsidiary of Nomura Securities International, Inc., to provide a second $50 million two-year revolving credit facility. This credit facility will be secured by real estate, bear interest at LIBOR plus 175 basis points, and require a draw fee equal to 25 basis points of the amount drawn. This commitment fee for the revolving period will be 100 basis points of the commitment amount. The commitment is subject to customary contingencies and due diligence.


Note F - Refinancing

On June 9, 1994, the Company refinanced substantially all of its existing debt with Nomura Asset Capital Corp., a subsidiary of Nomura Securities International, Inc., through a debt purchase transaction. The $122.58 million loan provides the Company with funds for seven years at a fixed rate equal to 8.28% and requires monthly payments of interest only until maturity. The refinancing of existing debt resulted in a loss on early retirement of $1.18 million, consisting of unamortized loan fees. As required by the loan agreement, the Company deposited $2.78 million in reserve accounts to fund certain expenses including real estate taxes and insurance.


Note G - Stockholders' Equity

In conjunction with the acquisition of the Partnerships (Note C), the Company issued 16,776,485 shares of class A common stock and 207,243 shares of class B convertible stock.

In addition to the rights, privileges and powers of Class A common stock, Class B common stockholders received loans from the Company to fund certain obligations to the Partnerships. The loans are due between 2001 and 2003 and are secured by the Class B stock. Class B common stock is convertible to Class A stock at a one-to-one ratio as the loans are repaid.

The Company has also authorized 40,000,000 shares of preferred stock, of which 2,800,000 shares have been designated as Series A Junior Participating Preferred Stock, and none are issued and outstanding at November 30, 1994. The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series, and the designation thereof.


Note H - Stock Options

The Company established the 1993 Stock Option Plan (the Plan) for the purpose of attracting and retaining the Company's directors, executive officers and other employees. The Plan provides for the granting of options for up to 3% of the Company's outstanding shares of Class A common stock at the end of each year, limited in the aggregate to 5,000,000 shares. In general, the options vest ratably over five years and must be exercised within ten years from date of grant. The exercise price for qualified incentive options under the Plan must be at least equal to fair market value at date of grant and at least 85% of fair market value at date of grant for non qualified options. The Plan expires in 2003. In 1994 32,000 options were granted at an exercise price of $18.90 per share. No options had been granted at December 31, 1993.

The Company also established the Stock Option Plan for Non employee Directors (the Non employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non employee Plan provides for the annual granting of options to purchase 400 shares of Class A common stock. Such options vest upon continued service until the next annual meeting of the Company. The total shares reserved under the Non employee Plan is 20,000. The exercise price for options granted under the Non employee Plan is equal to fair market value at date of grant. In 1994 1,200 options were granted under the Non employee Plan at $22.93 per share.


Note I - Shareholders Rights Plan

In March 1994, the Company adopted a Shareholders Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $65, subject to adjustment. The Rights will be exercisable only if a person or group had acquired 10% or more of the outstanding shares of common stock or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock. If a person or group acquires more than 10% of the then outstanding shares of common stock, each Right will entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of acquiring Company's common shares having a market value of twice the Right's exercise price. The Company will be entitled to redeem the Rights in March 2004 or the time that a person has acquired a 10% position. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date: December 19, 1994   By: Harrell Beck
                              Harrell Beck
                              President, Chief Financial Officer
                              and Authorized Signatory