Form 10-K/A
period 1993-12-31
SHURGARD STORAGE CENTERS INC
filed 1995-01-31
CIK 906933

[22020-0007/SB950280.008]


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                ______________________________

                 FORM 10-K/A (Amendment No. 1)

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  December 31, 1993

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

               Commission file number:  0-23466


            SHURGARD STORAGE CENTERS, INC.
(Exact name of registrant as specified in its charter)

               Delaware                   91-1080141
   (State or other jurisdiction of           (IRS
    incorporation or organization)         Employer
                                          Identificat
                                           ion No.)

    1201 Third Avenue, Suite 2200
         Seattle, Washington                 98101
   (Address of principal executive        (Zip Code)
               offices)

Registrant's telephone number, including area code:  (206) 624-8100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, par value $.001 per share (registered February 28, 1994)
                       (Title of class)
      Preferred Share Purchase Rights (registered March 28, 1994)
                       (Title of class)

     Indicate by check market whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes        No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1993: None.

     Number of shares of Class A Common Stock outstanding as of December 31, 1993: 5 shares.

                                PART I
Item 1.     Business

     The Company was incorporated in Delaware on July 23, 1993 to serve as the vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of self storage properties which provide month to month leases for business and personal use. The Company's only business during the fiscal year ended December 31, 1993 was to file with the Securities and Exchange Commission and various state entities as the registrant on a Registration Statement on Form S-4 and the related Prospectus/Consent Solicitation Statement/Offer to Purchase for the consolidation (the "Consolidation") of 17 publicly-held limited partnerships administered by Shurgard Incorporated ("Shurgard") as a means for assembling an initial portfolio of real estate investments. The Consolidation was completed on March 1, 1994.

Item 2.Properties

     The Company owned no properties during the fiscal year ended
December 31, 1993.

Item 3.Legal Proceedings

     A partial description of legal proceedings involving the Company is incorporated by reference to the discussion captioned "LITIGATION" on pages 41-47 of Amendment No. 8 to the Company's Registration Statement on Form S-4 (File No. 33-57794), filed on February 2, 1994.

     In addition, Russell Coney v. Shurgard Storage Centers, Inc., Shurgard Incorporated and Charles K. Barbo, was filed in Superior Court in King County, Washington on February 24, 1994, alleging the Consolidation would cause irreparable damage to plaintiff, violation of fiduciary duties in connection with the Consolidation, and violation of fiduciary duties in not refinancing the properties prior to the Consolidation. Coney v. Shurgard Incorporated et al., Case No. 94-2-048961, King County, Washington Superior Court.

     Subsequent to December 31, 1993, all litigation relating to the Consolidation was either dismissed or was settled.

Item 4.Submission of Matters to Vote of Security Holders

     On July 24, 1993, by written consent in lieu of a special meeting, the sole shareholder of the Company voted all 5 shares he held in favor of proposals to adopt the 1993 Stock Option Plan and the Company's Stock Option Plan for Nonemployee Directors, and to indemnify directors of the Company pursuant to Section 145 of the Delaware General Corporation Law, as set forth in Section 11 of the Company's By-Laws.

     On September 21, 1993, by written consent in lieu of a special meeting, the sole shareholder of the Company voted all 5 shares he held in favor of a proposal to amend Article 4 of the Company's
Certificate of Incorporation.

     On September 22, 1993, by written consent in lieu of a special meeting, the sole shareholder of the Company voted all 5 shares he held in favor of a proposal to amend Section 1 and Section 12.7 of the Company's By-Laws, and to restate the By-Laws.

     On November 15, 1993, by written consent in lieu of special meeting, the sole shareholder of the Company voted all 5 shares he held in favor of a proposal to amend Section 4.4(e) of Article 4 and
Article 16 of the Company's Certificate of Incorporation, and a proposal to ratify any and all amendments in the Company's Restated By-Laws, including Section 11 regarding indemnification, adopted by the Board of Directors on November 9, 1993.

Item 5.Market for Registrant's Common Equity and Related
       Stockholder Matters

     During the fiscal year ended December 31, 1993, there was no market for the Company's securities, and no dividends were paid. At December 31, 1993, 5 shares of Class A Common Stock were outstanding, all of which were held by the Company's original stockholder.

Item 6.Selected Financial Data

     Shurgard Storage Centers, Inc.
     Selected Financial Data
     December 31, 1993

     Revenue                      0
     Loss                        66
     Loss per common share    13.20
     Outstanding common shares    5
     Total assets             1,442
     Total debt                   0
     Dividends per share          0

 Item 7.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations

     The Company was incorporated in Delaware on July 23, 1993 to serve as the vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of self storage properties which provide month to month leases for business and personal use. The Company's only business during the fiscal year ended December 31, 1993 was to file with the Securities and Exchange Commission and various state entities as the registrant on a Registration Statement on Form S-4 and the related Prospectus/Consent Solicitation Statement/Offer to Purchase for the Consolidation of 17 publicly-held limited partnerships administered by Shurgard as a means for assembling an initial portfolio of real estate investments. The Consolidation was completed on March 1, 1994.

Item 8.Financial Statements and Supplementary Data

     No change from the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as filed on [December 20, 1994].

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                               PART III

Item 10.    Directors and Executive Officers of the Registrant

     The following table sets forth the names, ages and titles of the Company's executive officers and its sole director as of December 31, 1993.

    Name         Age            Title
- - - - ---------------  ---  ----------------------------------------------------------
Harrell Beck     36   Director, President, Treasurer and Chief Financial Officer
Michael Rowe     36   Executive Vice President
David K. Grant   40   Executive Vice President
Kristin H. Stred 34   Secretary and General Counsel

     Harrell Beck serves as the President, Treasurer and Chief Financial Officer of the Company and is a member of the Board of Directors as well. Mr. Beck is also the Treasurer and Chief Financial Officer of Shurgard. He joined Shurgard in April 1986 as the Eastern Regional Vice President and, in 1990, became its Chief Financial Officer and, in 1992, its Treasurer. His responsibilities include supervision of all accounting and overseeing the financial and banking relationships for the Company, Shurgard, the partnerships included in the Consolidation (the "Partnerships") and other Shurgard programs. Mr. Beck was previously a manager with Touche Ross & Co., where he was employed for approximately six years providing services primarily to clients in the real estate and aerospace industries. His clients included Shurgard, the Partnerships and other Shurgard programs. He has a Bachelor of Arts degree in Business Administration from Washington State University and is a member of the American Institute of Certified Public Accountants and the Washington Society of Certified Public Accountants.

     Michael Rowe is an Executive Vice President and the Director of Storage Operations of the Company. He is also currently the Executive Vice President and Director of Storage Operations of Shurgard. He came to Shurgard from Touche Ross & Co., where he participated in independent audits of major real estate syndication, development and management companies in the Pacific Northwest. His clients included Shurgard, the Partnerships and other Shurgard programs. He became Controller of Shurgard in 1982 and Vice President and Treasurer in 1983. In 1987, Mr. Rowe was named Director of Operations of Shurgard. He also was the first Regional Vice President for Shurgard's Southwest Region. Mr. Rowe's responsibilities include supervision of Shurgard's property management services. Mr. Rowe holds a Bachelor of Arts degree in Business Administration from Washington State University.

     David K. Grant is an Executive Vice President and the Director of Real Estate Investment of the Company. Mr. Grant joined Shurgard in November 1985 as Director of Real Estate Investment and continues to serve in that capacity. He is also an Executive Vice President of Shurgard. He is responsible for overseeing the acquisition, development and disposition of real estate investments for the Company, Shurgard, the Partnerships and other Shurgard programs. He is a licensed securities principal and salesperson. Mr. Grant was previously a manager with Touche Ross & Co., where he was employed for approximately ten years providing financial consulting, accounting and auditing services primarily to clients in the real estate, construction and engineering industries. His clients included Shurgard, the Partnerships and other Shurgard programs. He has a Bachelor of Arts degree in Business Administration and a Bachelor of Science degree in Accounting, both from Washington State University.

     Kristin H. Stred serves as Secretary and General Counsel of the Company. Ms. Stred joined Shurgard in July 1992 as Secretary and General Counsel. Ms. Stred was previously an attorney with The Boeing Company from October 1991 to July 1992 and Assistant General Counsel with King Broadcasting Company from July 1987 to September 1991.
Ms. Stred received an A.B. with honors in general studies from Harvard University in 1980 and a J.D. from Harvard Law School in 1984. She is a member of the Washington State Bar Association, is a former president of Washington Women Lawyers and is a member of the Executive Committee of the Corporate Counsel Section of the Washington State Bar Association.

Item 11.    Executive Compensation

     No compensation was paid by the Company to any executive officer or director in 1993. All officers and the sole director were employed by Shurgard during 1993.

Item 12.    Security Ownership of Certain Beneficial Owners and
       Management

     As of December 31, 1993, 5 shares of Class A Common Stock, the only shares outstanding, were held by Harrell Beck, Director, President, Treasurer and Chief Financial Officer of the Company.

Item 13.    Certain Relationships and Related Transactions

     None.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     a.     Exhibits

Number  Description
- - - - ------  ------------------------------------------------------------
3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.12 to Registrant's Registration
        Statement on Form S-4 (File No. 33-57794), Amendment No. 8 (Post-Effective Amendment No. 4) filed with the Securities and Exchange Commission on February 2, 1994)
3.2 Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-4 (File No. 33-57794), Amendment No. 8 (Post-Effective Amendment No. 4) filed with the Securities and Exchange Commission on February 2, 1994)
99.1 Section captioned "Litigation" from pages 41-47 of Registrant's Registration Statement on Form S-4 (File No. 33-57794), Amendment No. 8 (Post-Effective Amendment No. 4) filed with the Securities and Exchange Commission on February 2, 1994)

     b.     Financial Statement Schedules

     None.

     c.     Reports on Form 8-K.

     None.


                               SIGNATURE

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SHURGARD STORAGE CENTERS, INC.


Dated:  January 30, 1995
                            By /s/ Harrell Beck
                               Harrell Beck, Chief Financial Officer




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials were sent to security holders of the Registrant during the year ended December 31, 1993. Copies of a Prospectus/Consent Solicitation Statement/Offer to Purchase, which constituted part of the Registrant's Registration Statement on Form S-4 (File No. 33-57794), were distributed in connection with the Consolidation.

                             EXHIBIT INDEX


Exhibit   Description
No.
3.1       Restated Certificate of Incorporation
          (incorporated by reference to Exhibit 3.12 to Registrant's Registration Statement on Form S-4
          (File No. 33-57794), Amendment No. 8 (Post-
          Effective Amendment No. 4) filed with the
          Securities and Exchange Commission on
          February 2, 1994)
3.2       Restated By-Laws (incorporated by reference to
          Exhibit 3.2 to Registrant's Registration
          Statement on Form S-4 (File No. 33-57794),
          Amendment No. 8 (Post-Effective Amendment No. 4) filed with the Securities and Exchange
          Commission on February 2, 1994)
99.1 Section captioned "Litigation" from pages 41-47 of Registrant's Registration Statement on
          Form S-4 (File No. 33-57794), Amendment No. 8
          (Post-Effective Amendment No. 4) filed with the
          Securities and Exchange Commission on
          February 2, 1994)