Form 10-Q/A
period 1994-03-31
SHURGARD STORAGE CENTERS INC
filed 1995-02-01
CIK 906933

FORM 10-Q A #1
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


(Mark One)

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1994

                                 OR

[  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ___________


For Quarter Ended  March 31, 1994

Commission file number  0-23466


                            SHURGARD STORAGE CENTERS, INC.
       (Exact name of registrant as specified in its charter)


DELAWARE                           91-1603837

(State or other jurisdiction of    (IRS Employer
incorporation or organization)          Identification No.)


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

                   Shurgard Storage Centers, Inc.

             Part I, Item 1:  Consolidated Balance Sheet
                             (unaudited)
              (Amounts in thousands except share data)

                                           Predecessor
                                           -----------
                                            Dec. 31,    Mar. 31,
                                              1993       1994
                                           ---------   ---------
     Assets:
       Storage centers:
           Land                            $ 91,868    $ 81,078
           Buildings and equipment, net     283,167     340,709
                                           ---------   ---------
                                            375,035     421,787

       Cash and cash equivalents              9,057      15,441
       Restricted cash                                    2,205
       Investment in joint venture                        2,433
       Other assets                           9,890       6,492
                                           ---------   ---------

               Total assets                $393,982    $448,358
                                           =========   =========

     Liabilities and Stockholders Equity:
       Accounts payable and other
          liabilities                      $  5,407       9,358
       Accrued consolidation expense          3,879
       Unearned rent and tenant deposits      2,188
       Accrued real estate taxes              2,330
       Lines of credit                        4,190
       Notes payable                         21,826     120,428
                                           ---------   ---------
               Total liabilities             39,820     129,786

       Partner's equity (deficit):
          Limited Partners                  357,787
          General Partners                     (625)

       Stockholders equity:
          Class A common stock and Class B
           convertible common stock, $0.001
           par value; 120,000,000 and 500,000
           shares authorized; 16,829,283 and
           154,604 issued and outstanding               318,572
                                           ---------   ---------
               Total equity                 354,162     318,572
                                           ---------   ---------
               Total liabilities, partner's
                and stockholders' equity   $393,982    $448,358
                                           =========   =========

                   Shurgard Storage Centers, Inc.

         Part I, Item 1:  Consolidated Statement of Earnings
                             (unaudited)
            (Amounts in thousands except per share data)

                                    Predecessor
                              ------------------------
                               For the      Period      For the
                                 six         from        three
                                months     Jan. 1,       months
                                ended      1994 to       ended
                              March 31,    March 1,     March 31,
                                 1993        1994         1994
                             -----------  -----------  ----------

     Rental revenue           $   17,182  $   12,348   $    6,151
     Income from joint venture       127                       13
     Interest income and
       other income                   66         203           77
     Gain on consolidation                    48,223
                             -----------  -----------  ----------
                                  17,375      60,774        6,241
                             -----------  -----------  ----------
     Operating expense             4,233       2,956        1,470
     Management fees               1,105         733          364
     Depreciation and
       amortization                3,468       2,390          800
     Real estate taxes             1,682       1,170          575
     General and administrative      572       1,232          103
     Incentive management fee                  5,340
     Litigation, hostile takeover
       defense and consolida-
       tion expense                           12,180
     Interest                        569                      699
     Other                           114         487
                             -----------  -----------  ----------
                                  11,743      26,488        4,011
                             -----------  -----------  ----------

     Net Income               $    5,732  $   34,286   $    2,230
                              =========== ===========  ==========

     Net Income per share                              $     0.13
                                                       ==========

                   Shurgard Storage Centers, Inc.

        Part I, Item 1:  Consolidated Statement of Cash Flows
                             (unaudited)
                       (Amounts in thousands)

                                      Predecessor
                                 ------------------------
                                   For the      Period      For the
                                     six         from        three
                                    months     Jan. 1,       months
                                    ended      1994 to       ended
                                   March 31,   March 31,    March 31,
                                     1994        1994         1994
                                 -----------  -----------  ----------

Operating activities:
  Net income                          $ 5,632     $34,286    $2,230
  Adjustments to reconcile
     earnings to net cash
  provided by operating activities:
     Depreciation and amortization      3,468      2,390        800
     Minority interest in joint
       partnership earnings               110
     Gain on consolidation                        (48,223)
     Deferred incentive
       management fees                     78
     Earnings in excess of distri-
       butions from joint venture                               (13)
     Changes in other accounts:
       Restricted cash                                       (2,205)
       Other assets                       295      2,675      1,036
       Accounts payable and
          other liabilities               117     (1,712)      (306)
       Accrued consolidation expense              16,399
       Unearned rent and
          tenant deposits                 217        249
       Accrued real estate taxes         (252)      (948)
       Due to affiliates                  (13)
                                      --------    --------   -------
       Net cash provided by
          operating activities          9,652      5,116      1,542
                                      --------    --------   -------

Investing activities:
  Construction, acquisition and
     improvement of storage centers      (680)    (1,158)    (65,452)
  Improvements to real estate
     held for resale                       (1)
  Proceeds from consolidation                     64,120
  Distributions in excess of
     earnings investment
     in joint partnerships                 89
                                      --------    --------   -------
       Net cash (used in) provided by
         investing activities            (592)    62,962     (65,452)
                                      --------    --------   -------

Financing activities:
  Proceeds from notes payable                        350     104,600
  Proceeds from line of credit                       680
  Payment of financing costs                                 (3,223)
  Payment of assumed
     consolidation liabilities                               (11,662)
  Principle payments on
     notes payable                       (195)      (855)    (10,364)
  Distributions to minority interest
     in joint partnerships               (166)
  Distributions to partners            (7,960)      (764)
                                      --------    --------   -------
       Net cash (used in) provided
         by financing activities       (8,321)      (589)    79,351
                                      --------    --------   -------

Increase in cash and cash
  equivalents                             739     67,489     15,441
Cash and cash equivalents
  at beginning of year                  9,936      9,057     ---
                                      --------    --------   -------
Cash and cash equivalents
  at end of period                    $10,675     $76,546    $15,441
                                      ========    ========   =======

Supplemental schedule of cash flow information:
  Cash paid during the period for
     interest                         $   688     $ ---      $  629
                                      ========    ========   =======
     Cash paid during the period
       for income taxes               $   144     $ ---      $ ---
                                      ========    ========   =======

Supplemental schedule of cash flow information:
  Liabilities incurred in connection with the
     improvement and construction of
     storage centers                  $   905     $ ---      $ ---
                                      ========    ========   =======

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                  Three Months Ended March 31, 1994
                             (unaudited)

Note A _ Organization
Shurgard Storage Centers, Inc. (the Company) was organized under the laws of the State of Delaware on July 23, 1993, to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of self-service storage properties which provide month-to-month leases for business and personal use.

On March 1, 1994 (Aquisition Date), the Company completed the acquisition of 17 publicly-held limited partnerships (the Partnerships) administered by Shurgard Incorporated (Shurgard) as a means for assembling an initial portfolio of real estate investments (Note E). The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed.

Note B _ Summary of Significant Accounting Policies
Basis of presentation: The consolidated financial statements include the accounts of Shurgard Storage Centers, Inc., SSC Property Holdings, Inc. and Capitol Hill Partners. SSC Property Holdings, Inc. was established as a wholly owned subsidiary to hold all storage centers which secure the note payable from a financial
services company   (Note F).  The Company holds a 90% ownership
interest in Capitol Hill Partners, a joint venture with an
unaffiliated party which owns one storage center.   All intercompany
balances and transactions have been eliminated upon consolidation.

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

The combined financial statements presented herein for December 31, 1993, three months ended March 31, 1993, and the period from January 1, 1994 to March 1, 1994 represent the Partnerships' (Predecessor) combined financial position, results of operations and cash flows prior to the Acquisition Date. Since the purchase method of accounting was used to record assets acquired and certain limited partners elected to be cashed out, the Predecessor financial statements are not comparable in all material respects with financial statements subsequent to the Acquisition Date. The most significant differences relate to the Partnerships' higher historical cost of storage centers and the related depreciation and the Company's higher debt and related interest expense in periods after the Acquisition Date.

Storage centers:  Storage centers are recorded at cost.
Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives which range from three to 30 years.

Investment in joint venture: The Company consolidates the accounts of those joint ventures in which the Company has a greater than 50% interest. All other investments in joint ventures are accounted for on the equity method.

Cash equivalents: Cash equivalents consist of money market instruments with original maturities of 90 days or less.

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

Earnings per share: Earnings per share is calculated based on the weighted average shares outstanding during the periods presented.

Financial instruments: The carrying values reflected in the balance sheet at March 31, 1994, reasonably approximate the fair value of cash and cash equivalents, other assets, and notes payable. The Company estimates that the fair value of its notes from shareholders is $2.74 million.

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

Note D  Storage Centers
Storage centers consist of the following (amounts in thousands):
          Land                                 $ 81,078
          Buildings                             338,115
          Equipment                               4,279
                                               --------
                                                423,472
          Less accumulated depreciation          (1,685)
                                               --------
                                               $421,787
                                               ========

Note E  Acquisition
On March 1, 1994, the Company completed the acquisition of seventeen publicly-held limited partnerships (the Partnerships) administered by Shurgard Incorporated (Shurgard) as a means for assembling an initial portfolio of real estate investments (the Acquisition). The Company acquired the assets, subject to existing liabilities, of each of the Partnerships for a cost of $387 million. A summary of the assets and liabilities assumed in this transaction are as follows (amounts in thousands):
      Real estate                            $ 417,218
      Interest in joint ventures                 7,074
      Cash, receivables and other assets        10,642
      Notes Payable                            (26,192)
      Other liabilities                        (21,326)
                                             -----------
                                             $ 387,416
                                             ==========

The acquisition was funded with 16,983,557 shares of common stock and $67,068,631 in proceeds from a note payable to a financial services company. Assets assumed by the Company include approximately $2,947,000 in cash. Real estate assets acquired consist of 134 self-service storage centers and two business and office parks located in seventeen states, as well as, an interest in two joint ventures owning an additional five storage centers.

Note F _ Notes Payable
Notes payable consist of the following (amounts in thousands):

      Note payable to financial
        services company                     $  104,600
      Mortgage notes payable                     10,608
      Lines of credit                             5,220
                                             -----------
                                             $  120,428
                                             ===========

On March 1, 1994, the Company signed a seven-year loan agreement with Cargill Financial Services Corporation, to borrow $104.6 million. The related note payable bears interest at the 90-day LIBOR plus 300 basis points per annum (6.75% at March 31, 1994) and requires quarterly payments of interest until maturity on March 1, 2001. The note payable is secured by a deed of trust on 88 storage centers with a historical cost of approximately $242.5 million. The Company paid a one percent fee on the amount borrowed.

As required by the loan agreement, the Company deposited $2.1 million in a deferred maintenance and reserve account. Monies in this account are restricted to the payment of capital expenditures and deferred maintenance. The Company is required to deposit into this account an amount equal to three percent of the gross revenues from SSC Property Holdings, Inc. each quarter.

Prior to September 1, 1994, the Company may refinance this note payable without penalty. If the note is not paid prior to that date, the Company is required to cooperate with the lender to establish a real estate mortgage investment conduit under which the lender will securitize the loan. Additionally, after September 1, 1994, certain requirements as to the repayment of principal, purchase of interest rate caps, a collection and servicing agreement and yield maintenance requirements become effective. It is management's intention to refinance this note payable prior to September 1, 1994 (Note K).

Mortgage notes are payable to commercial banks and are generally due in installments of principal and interest and mature at various dates through 2001. Interest rates range from 5.96% to 10.69% (weighted average rate of 8.24% at March 31, 1994). These notes are secured by deeds of trust on nine storage centers with a historical cost of approximately $40.6 million.

The Company has revolving lines of credit agreements with commercial banks with an aggregate borrowing limit of $6.9 million. The agreements require monthly interest payments of prime plus one-half percent per annum (6.5% at March 31, 1994) and expire September
1994.

The approximate maturities of principal, excluding note payable to a financial services company and lines of credit, over the next five fiscal years are as follows (amounts in thousands):
          1994            $     243
          1995                  195
          1996                  339
          1997                  366
          1998                5,150

Note G  Stockholders' Equity
Stockholders' equity consists of the following (amounts in
thousands):
          Class A common stock               $  316,435
          Class B convertible common stock        3,909
          Loans to stockholders                  (4,002)
          Retained earnings                       2,230
                                             -----------
                                             $  318,572
                                             ===========

In addition to the rights, privileges and powers of Class A common stock, Class B common stockholders received loans from the Company to fund certain obligations to the Partnerships. The loans are due between 2001 and 2003 and are secured by the Class B stock. Class B common stock is convertible to Class A stock at a one-to-one ratio as the loans are repaid.

The Company has authorized 40,000,000 shares of preferred stock, of which 2,800,000 shares have been designated as Series A Junior Participating Preferred Stock, and none are issued and outstanding at March 31, 1994. The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series, and the designation thereof.

Note H  Stock Options
The Company has established the 1993 Stock Option Plan (the Plan) for the purpose of attracting and retaining the Company's directors, executive officers and other employees. The Plan provides for the granting of options for up to 3% of the Company's outstanding shares of Class A common stock at the end of each year, limited in the aggregate to 5,000,000 shares. In general, the options vest ratably over five years and must be exercised within ten years from date of grant. The exercise price for qualified incentive options under the Plan must be at least equal to fair market value at date of grant and at least 85% of fair market value at date of grant for nonqualified options. The Plan expires in 2003. As of March 31, 1994, 8,000 options had been granted under the Plan at an exercise price of $18.90.

The Company also established the Stock Option Plan for Nonemployee Directors (the Nonemployee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Nonemployee Plan provides for the annual granting of options to purchase 400 shares of Class A common stock. Such options vest upon continued service until the next annual meeting of the Company. The total shares reserved under the Nonemployee Plan is 20,000. The exercise price for options granted under the Nonemployee Plan is equal to fair market value at date of grant. As of March 31, 1994, 1,200 options had been granted under the Nonemployee Plan at an exercise price of the average market price of the Company's stock during the first 30 days of trading.

Note I _ Shareholder Rights Plan
In March 1994, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $65, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock. If a person or group acquires more than 10% of the then outstanding shares of common stock, each Right will entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring Company's common shares having a market value of twice the Right's exercise price. The Company will be entitled to redeem the Rights at $.0001 per Right at any time prior to the earlier of the expiration of the Rights in March 2004 or the time that a person has acquired a 10% position. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

Note J _ Litigation
In connection with the Acquisition, the Company was named in certain lawsuits. All except one of these lawsuits have either been dismissed without prejudice or a tentative settlement has been agreed upon, subject to court approval. The Company does not expect any change to the tentative settlement to have a material impact on the financial statements. One suit remains unresolved in Washington where no action has been taken since it was filed on February 24, 1994. There is not sufficient information at this time to predict an expected outcome.

Note K _ Subsequent Event
Subsequent to the end of the quarter, the Company executed a Commitment Letter with Nomura Asset Capital Corp., a subsidiary of Nomura Securities International, Inc., to refinance substantially all of its existing debt (approximately $119 million, including amounts currently outstanding under its lines of credit), through a debt purchase transaction. The commitment provides the Company with funds for seven years at a fixed rate equal to the seven-year treasury rate at the time of funding plus 1.5%. This commitment is subject to customary contingencies and due diligence and expires June 15, 1994.



                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      SHURGARD STORAGE CENTERS, INC.

Date:  January 30, 1995   By: /s/ Harrell Beck
                              ------------------------------------
                              Harrell Beck
                              President, Chief Financial Officer and
                              Authorized Signatory