Form 10-Q/A
period 1994-06-30
SHURGARD STORAGE CENTERS INC
filed 1995-02-01
CIK 906933

FORM 10-Q A #1
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1994

                                 OR

[  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


For Quarter Ended  June 30, 1994
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


(Registrant's  telephone  number, including  area  code)    206-624-
8100


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Shares outstanding at July 15, 1994:
     Class A Common Stock, $.001 par value, 16,829,283 shares outstanding
     Class B Common Stock, $.001 par value, 154,604 shares outstanding

                   Shurgard Storage Centers, Inc.

             Part I, Item 1:  Consolidated Balance Sheet
                             (unaudited)
              (Amounts in thousands except share data)

                                             Predecessor
                                             -----------
                                             Dec. 31,   June 30,
                                               1993       1994
                                             ---------  --------
     Assets:
       Storage centers:
           Land                              $91,868     81,078
           Buildings and equipment, net      283,167    338,051
                                             --------   -------
                                             375,035    419,129
                                            ---------  --------

       Cash and cash equivalents               9,057     20,584
       Restricted cash                                    2,783
       Investment in joint venture                        2,405
       Other assets                            9,890     10,404
                                            ---------  --------

               Total assets                 $393,982   $455,305
                                            =========  ========

     Liabilities and Stockholders Equity:
       Accounts payable and
          other liabilities                  $ 5,407     10,512
       Accrued consolidation expense           3,879
       Unearned rent and tenant deposits       2,188
       Accrued real estate taxes               2,330
       Lines of credit                         4,190
       Notes payable                          21,826    124,210
                                             ---------  --------

               Total liabilities              39,820    134,722

       Partner's equity (deficit):
          Limited Partners                   354,787
          General Partners                      (625)

       Stockholders equity:
          Class A common stock and Class B
           convertible common stock, $0.001
           par value; 120,000,000 and 500,000
           shares authorized; 16,829,283 and
           154,604 issued and outstanding               320,583
                                            ---------  --------
               Total equity                  354,162    320,583
                                            ---------  --------

               Total liabilities, partner's
                and stockholders' equity    $393,982   $455,305
                                            =========  ========

                   Shurgard Storage Centers, Inc.

         Part I, Item 1:  Consolidated Statement of Earnings
                             (unaudited)
            (Amounts in thousands except per share data)

                                   Predecessor
                                   -------------
                                   For the three  For the three
                                   months ended   months ended
                                   June 30, 1993  June 30, 1994
                                   -------------  -------------

Rental revenue                     $   18,014     $  19,085
Income from joint venture                 155            46
Interest income and other income           61           154
                                   -----------    -----------
                                       18,230        19,285
                                   -----------    -----------


Operating expense                       4,217         4,222
Management fees                         1,176         1,142
Depreciation and amortization           3,464         3,491
Real estate taxes                       1,656         1,751
General and administrative                658           708
Interest                                  587         2,293
Other                                                   115
                                   -----------    -----------
                                       11,758        13,722
                                   -----------    -----------

Income before extraordinary item        6,472         5,563
Extraordinary item - loss on
  retirement of debt                                 (1,180)
                                   -----------    -----------

Net Income                         $    6,472     $   4,383
                                   ===========    ===========


Net Income per Common and Common Equivalent Share:
  Income before extraordinary item                $    0.33
  Extraordinary item - loss on
     retirement of debt                               (0.07)
                                                  -----------

Net Income                                        $    0.26
                                                  ===========

                   Shurgard Storage Centers, Inc.

         Part I, Item 1:  Consolidated Statement of Earnings
                             (unaudited)
            (Amounts in thousands except per share data)


                               Predecessor
                              ------------------------
                               For the      Period      For the
                                 six         from         six
                                months     Jan. 1,       months
                                ended      1994 to       ended
                               June 30,    March 1,     June 30
                                 1993        1994         1994
                             -----------  -----------  ----------

Rental revenue                 $  35,196   $  12,348    $ 25,236
Income from joint venture            282                      59
Interest income and other
  income                             127         203         231
Gain on consolidation                         48,223
                               ---------   ---------    --------
                                  35,605      60,774      25,526
                               ---------   ---------    --------

Operating expense                  8,450       2,956       5,692
Management fees                    2,281         733       1,506
Depreciation and amortization      6,932       2,390       4,291
Real estate taxes                  3,337       1,170       2,326
General and administrative         1,231       1,232         811
Incentive management fees                      5,340
Litigation, hostile takeover defense
  and consolidation expense                   12,180
Interest                           1,156                   2,992
Other                                114         487         115
                               ---------   ---------    --------
                                  23,501      26,488      17,733
                               ---------   ---------    --------

Income before extra-
  ordinary item                   12,104      34,286       7,793
Extraordinary item - loss on
  retirement of debt                                      (1,180)
                               ---------   ---------    --------

Net Income                     $  12,104   $  34,286    $  6,613
                               =========   =========    ========


Net Income per Common and Common Equivalent Share:
  Income before extra-
    ordinary item                                       $   0.46
  Extraordinary item - loss on
     retirement of debt                                    (0.07)
                                                        --------

Net Income                                              $   0.39
                                                        ========

                   Shurgard Storage Centers, Inc.

        Part I, Item 1:  Consolidated Statement of Cash Flows
                             (unaudited)
                       (Amounts in thousands)

                                   Predecessor
                                --------------------------------
                                  For the     Period    For the
                                    six        from       six
                                   months    Jan. 1,     months
                                   ended     1994 to     ended
                                 Sept. 30,   March 1,   Sept. 30
                                    1993       1994       1994
                                 ---------  ---------  ----------
Operating activities:
  Net Income                     $ 12,104    $34,286    $  6,613
  Adjustments to reconcile
  earnings to net cash provided
  by operating activities:
     Depreciation and amortization  6,932      2,390       4,291
     Minority interest in joint
       partnership earnings           241
     Gain on consolidation                   (48,223)
     Loss on retirement of debt                            1,180
     Deferred incentive
       management fees                178
     Changes in other accounts:
       Restricted Cash                                    (2,783)
       Other assets                   378      2,675        (773)
       Accounts payable and
          other liabilities          (420)    (1,712)        848
       Accrued consolidation
         expense                              16,399
       Unearned rent and
         tenant deposits              189        249
       Accrued real estate taxes     (245)      (948)
       Due to affiliates                1
                                 ---------   ---------  ---------
         Net cash provided by
         operating activities      19,358      5,116       9,376
                                 ---------   ---------  ---------

Investing activities:
  Construction, acquisition and
     improvement of
     storage centers               (1,401)    (1,158)    (66,048)
  Improvements to real estate
     held for resale                   (1)
  Proceeds from consolidation                 64,120
  Distributions in excess of
     earnings investment
     in joint partnerships            126                     16
                                 ---------   ---------  ---------
       Net cash (used in) provided
         by investing activities   (1,276)    62,962     (66,032)
                                 ---------   ---------  ---------

Financing activities:
  Dividends paid                                          (2,378)
  Proceeds from notes payable         268        350     227,180
  Proceeds from line of credit                   680
  Payment of financing costs                              (6,738)
  Payment of assumed consolida-
     tion liabilities                                    (11,662)
  Payments on notes payable          (389)      (855)   (129,162)
  Distributions to minority
     interest in joint partnership   (296)
  Distributions to partners       (15,921)      (764)
                                 ---------   ---------  ---------
       Net cash (used in) provided
         by financing activities  (16,338)      (589)     77,240
                                 ---------   ---------  ---------

Increase in cash and cash
  equivalents                       1,744     67,489      20,584
Cash and cash equivalents at
  beginning of year                 9,936      9,057      ---
                                 ---------   ---------  ---------
Cash and cash equivalents at
  end of period                  $ 11,680    $76,546    $ 20,584
                                 =========   =========  =========

Supplemental schedule of cash flow information:
  Cash paid during the period
     for interest                $  1,156    $ ---      $  2,992
                                 =========   =========  =========
  Cash paid during the period
     for income taxes            $    129    $ ---      $  ---
                                 =========   =========  =========

Supplemental schedule of cash flow information:
  Liabilities incurred in connection with
     the improvement and construction of
     storage centers             $  1,427    $ ---      $  ---
                                 =========   =========  =========

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                             (unaudited)

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

Note B _ Summary of Significant Accounting Policies
Basis of presentation: The consolidated financial statements include the accounts of Shurgard Storage Centers, Inc., SSC Property Holdings, Inc. and Capitol Hill Partners. SSC Property Holdings, Inc. was established as a wholly-owned subsidiary to hold all storage centers which secure the note payable to a financial services company (Note F). The Company holds a 90% ownership interest in Capitol Hill Partners, a joint venture with an
unaffiliated party which owns one storage center.   All intercompany
balances and transactions have been eliminated upon consolidation.

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

The combined financial statements presented herein for December 31, 1993, the six and three months ended June 30, 1993, and the period from January 1, 1994 to March 1, 1994 represent the Partnerships' (Predecessor) combined financial position, results of operations and cash flows prior to the Acquisition Date. Since the purchase method of accounting was used to record assets acquired and certain limited partners elected to be cashed out, the Predecessor financial statements are not comparable in all material respects with financial statements subsequent to the Acquisition Date. The most significant differences relate to the Partnership's higher historical cost of storage centers and the related depreciation and the Company's higher debt and related interest expense in periods after the Aquisition Date.

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

Financial instruments: The carrying values reflected in the balance sheet at June 30, 1994, reasonably approximate the fair value of cash and cash equivalents, other assets, and notes payable. The Company estimates that the fair value of its notes from shareholders is $2.25 million.

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

Note D  Storage Centers
Storage centers consist of the following (amounts in thousands):
          Land                                 $ 81,078
          Buildings                             338,716
          Equipment                               4,279
                                               --------
                                                424,073
          Less accumulated depreciation          (4,944)
                                               --------
                                               $419,129
                                               =========

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
      Real estate                              $ 417,218
      Interest in joint ventures                   7,074
      Cash, receivables and other assets          10,642
      Notes Payable                              (26,192)
      Other liabilities                          (21,326)
                                               ----------
                                               $ 387,416
                                               ==========

The acquisition was funded with 16,983,728 shares of common stock and $67,068,631 in proceeds from a note payable to a financial services company. Assets assumed by the Company include approximately $2,947,000 in cash. Real estate assets acquired consist of 134 self-service storage centers and two business parks located in seventeen states, as well as an interest in two joint ventures owning an additional five storage centers.

Note F _ Notes Payable
Notes payable consist of the following (amounts in thousands):

      Note payable to financial
        services company                       $122,580
      Mortgage note payable                       1,471
      Other notes payable                           159
                                               ---------
                                               $124,210
                                               =========

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

As required by the loan agreement, the Company deposited $2.78 million in reserve accounts for real estate taxes, insurance and deferred maintenance. Amounts in these accounts are restricted to the payment of deferred maintenance and insurance premiums and to provide the lender with funds to remedy unpaid real estate taxes in the case of default.

The mortgage note is secured by a deed of trust on the Bellingham storage center. It is due in monthly installments of $13,441, including principle and interest at 10.25%, and matures April 2001. Other notes payable consists of local improvement district warrants. The approximate maturities of principle over the next five fiscal years range from $16,000 to $24,000.

Note G  Stockholders' Equity
Stockholders' equity consists of the following (amounts in
thousands):
          Class A common stock                  $317,434
          Class B convertible common stock         2,916
          Loans to stockholders                   (4,002)
          Retained earnings                        4,235
                                                ---------
                                                $320,583
                                                ==========

In addition to the rights, privileges and powers of Class A common stock, Class B common stockholders received loans from the Company to fund certain obligations to the Partnerships. The loans are due between 2001 and 2003 and are secured by the Class B stock. Class B common stock is convertible to Class A stock at a one-to-one ratio as the loans are repaid.

The Company has authorized 40,000,000 shares of preferred stock, of which 2,800,000 shares have been designated as Series A Junior Participating Preferred Stock, and none are issued and outstanding at June 30, 1994. The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series, and the designation thereof.

The number of shares outstanding has been increased 330 shares from the amount disclosed at March 31, 1994 due to the correction of a clerical error. This change has no material effect on the quarterly financial statements issued as of March 31, 1994.

Note H  Stock Options
The Company has established the 1993 Stock Option Plan (the Plan) for the purpose of attracting and retaining the Company's directors, executive officers and other employees. The Plan provides for the granting of options for up to 3% of the Company's outstanding shares of Class A common stock at the end of each year, limited in the aggregate to 5,000,000 shares. In general, the options vest ratably over five years and must be exercised within ten years from date of grant. The exercise price for qualified incentive options under the Plan must be at least equal to fair market value at date of grant and at least 85% of fair market value at date of grant for non qualified options. The Plan expires in 2003. As of June 30, 1994, 8,000 options had been granted under the Plan at an exercise price of $18.90.

The Company also established the Stock Option Plan for Non employee Directors (the Non employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non employee Plan provides for the annual granting of options to purchase 400 shares of Class A common stock. Such options vest upon continued service until the next annual meeting of the Company. The total shares reserved under the Non employee Plan is 20,000. The exercise price for options granted under the Non employee Plan is equal to fair market value at date of grant. As of June 30, 1994, 1,200 options had been granted under the Non employee Plan at an exercise price of the average market price of the Company's stock during the first 30 days of trading.

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

Note J _ Litigation
In connection with the Acquisition, the Company was named in certain lawsuits. All except one of these lawsuits have either been dismissed without prejudice or a tentative settlement has been agreed upon, subject to court approval. The Company does not expect the tentative settlement or any changes to have a material impact on the financial statements. One suit remains unresolved in Washington where no action has been taken since it was filed on February 24, 1994. There is not sufficient information at this time to predict an expected outcome.

Note K _ Subsequent Event
Subsequent to the end of the quarter, the Company executed a Commitment Letter with a commercial bank group to provide a $50 million two-year revolving credit facility. This credit facility will be secured by real estate and interest will be payable monthly at either the banks' prime rate or LIBOR plus 200 basis points (at the Company's option). The commitment fee for the revolving period is 75 basis points of the commitment amount. Upon the expiration of the revolving period, for an additional fee of 37.5 basis points of the amount outstanding, the Company can extend any outstanding balance for a one year term. The commitment is subject to customary contingencies and due diligence.

Additionally, the Company entered into a purchase and sale agreement with an unaffiliated seller to purchase up to twenty storage centers on the East Coast, from Maryland to North Carolina, for up to $34 million. The purchase is subject to certain contingencies and due diligence. If consummated, the transaction is expected to close in early September and will be funded through the credit facility discussed above.



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