Form 10-Q/A
period 1994-09-30
SHURGARD STORAGE CENTERS INC
filed 1995-02-01
CIK 906933

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

                                           Predecessor
                                           -----------
                                            Dec. 31,   Sept.30,
                                              1993       1994
                                           ---------   ---------
     Assets:
       Storage centers:
           Land                            $ 91,868    $ 87,908
           Buildings and equipment, net     283,167     363,891
                                           ---------   ---------
                                            375,035     451,799

       Cash and cash equivalents              9,057      15,982
       Restricted cash                                    2,717
       Investment in joint venture                        3,050
       Other assets                           9,890      11,226
                                           ---------   ---------
               Total assets                $393,982    $484,774
                                           =========   =========


     Liabilities and Stockholders Equity:
       Accounts payable and other
          liabilities                      $  5,407      10,539
       Accrued consolidation expense          3,879
       Unearned rent and tenant deposits      2,188
       Accrued real estate taxes              2,330
       Lines of credit                        4,190      30,000
       Notes payable                         21,826     125,121
                                           ---------   ---------
               Total liabilities             39,820     165,660

       Partner's equity (deficit):
          Limited Partners                  357,787
          General Partners                     (625)

       Stockholders equity:
          Class A common stock and Class B
           convertible common stock, $0.001
           par value; 120,000,000 and 500,000
           shares authorized; 16,829,283 and
           154,604 issued and outstanding               319,114
                                           ---------   ---------
               Total equity                 354,162     319,114
                                           ---------   ---------
               Total liabilities, partner's
                and stockholders' equity   $393,982    $484,774
                                           =========   =========

                 Shurgard Storage Centers, Inc.

       Part I, Item 1:  Consolidated Statement of Earnings
                           (unaudited)
          (Amounts in thousands except per share data)


                                  Predecessor
                                ---------------
                                 For the three     For the three
                                  months ended      months ended
                                 Sept. 30, 1993    Sept. 30, 1994
                                ---------------   ---------------

Rental revenue                     $   18,774        $   20,465
Income from joint venture                 148                50
Interest income and other income           69               242
Litigation settlement                     317
                                   -----------       -----------
                                       19,308            20,757
                                   -----------       -----------

Operating expense                       4,706             4,875
Management fees                         1,221             1,233
Depreciation and amortization           3,487             3,303
Real estate taxes                       1,919             1,757
General and administrative                555               706
Interest                                  562             2,822
Other                                      18                57
                                   -----------       ------------
                                       12,468            14,753
                                   -----------       ------------

Net Income                         $    6,840        $    6,004
                                   ===========       ===========

Net Income per share               $   ---           $     0.35
                                   ===========       ===========

                 Shurgard Storage Centers, Inc.

       Part I, Item 1:  Consolidated Statement of Earnings
                           (unaudited)
          (Amounts in thousands except per share data)

                                   Predecessor
                              ------------------------
                               For the      Period      For the
                                 nine        from         nine
                                months     Jan. 1,       months
                                ended      1994 to       ended
                              Sept. 30,    March 1,     Sept. 30
                                 1993        1994         1994
                             -----------  -----------  ----------

Rental revenue                $   53,969  $   12,348   $  45,701
Income from joint venture            431                     109
Interest income and
  other income                       196         203         473
Gain on consolidation                         48,223
Litigation settlement                317
                             -----------  -----------  ----------
                                  54,913      60,774      46,283
                             -----------  -----------  ----------
Operating expense                 13,156       2,956      10,567
Management fees                    3,501         733       2,739
Depreciation and amortization     10,419       2,390       7,594
Real estate taxes                  5,257       1,170       4,083
General and administrative         1,786       1,232       1,517
Incentive management fees                      5,340
Litigation, hostile takeover defense
  and consolidation expense                   12,180
Interest                           1,718                   5,814
Other                                132         487         172
                             -----------  -----------  ----------
                                  35,969      26,488      32,486
                             -----------  -----------  ----------
Income before extra-
  ordinary item                   18,944      34,286      13,797
Extraordinary item-loss
  on retirement of debt                                   (1,180)
                             -----------  -----------  ----------

Net Income                    $   18,944  $   34,286   $  12,617
                              =========== ===========  ==========

Net Income per Common and Common Equivalent Share:
  Income before extra-
  ordinary item                                        $    0.81
  Extraordinary item - loss on
     retirement of debt                                    (0.07)
                                                       ----------

Net Income                                             $    0.74
                                                       ==========

                 Shurgard Storage Centers, Inc.

      Part I, Item 1:  Consolidated Statement of Cash Flows
                           (unaudited)
                     (Amounts in thousands)

                                   Predecessor
                              ------------------------
                                   For the    Period     For the
                                    nine       from        nine
                                   months     Jan. 1,     months
                                   ended      1994 to     ended
                                   Sept. 30,  March 1,   Sept. 30
                                    1993        1994       1994
                                   --------   --------   --------
Operating activities:
  Net income                       $18,944    $34,286    $12,617
  Adjustments to reconcile
     earnings to net cash
  provided by operating activities:
     Depreciation and amortization 10,420      2,390       7,594
     Minority interest in joint
       partnership earnings           356
     Gain on consolidation                    (48,223)
     Loss on retirement of debt                            1,180
     Deferred incentive
       management fees                278
     Earnings in excess of distri-
       butions from joint venture                            (29)
     Changes in other accounts:
       Restricted cash                                    (2,717)
       Other assets                  (236)     2,675        (474)
       Accounts payable and
          other liabilities          (245)    (1,712)        874
       Accrued consolidation expense          16,399
       Unearned rent and tenant
         deposits                      83        249
       Accrued real estate taxes      395       (948)
       Due to affiliates              230
                                   --------   --------   --------
       Net cash provided by
          operating activities     30,225      5,116      19,045
                                   --------   --------   --------

Investing activities:
  Construction, acquisition and improve-
     ment of storage centers       (2,689)    (1,158)    (100,875)
  Investment in joint venture                               (600)
  Improvements to real estate
     held for resale                   (1)
  Proceeds from consolidation                 64,120
  Distributions in excess of
     earnings investment
     in joint partnerships            193
                                   --------   --------   --------
       Net cash (used in) provided
         by investing activities   (2,497)    62,962    (101,475)
                                   --------   --------   --------

Financing activities:
  Dividends paid                                          (9,851)
  Proceeds from notes payable         268        350     227,180
  Proceeds from line of credit                   680      30,000
  Payment of financing costs                              (8,088)
  Payment of assumed consoli-
     dation liabilities                                  (11,662)
  Principle payments on notes
     payable                         (800)      (855)   (129,168)
  Distributions to minority interest
     in joint partnerships           (457)
  Distributions to partners        (23,894)     (764)
                                   --------   --------   --------
       Net cash (used in) provided by
         financing activities      (24,883)     (589)     98,411
                                   --------   --------   --------
Increase in cash and cash
  equivalents                       2,845     67,489      15,981
Cash and cash equivalents
  at beginning of year              9,936      9,057           1
                                   --------   --------   --------
Cash and cash equivalents
  at end of period                 $12,781    $76,546    $15,982
                                   ========   ========   ========

Supplemental schedule of cash flow information:
  Cash paid during the period
     for interest                  $1,716     $ ---      $ 5,631
                                   ========   ========   ========

  Cash paid during the period
     for income taxes              $  132     $ ---      $  ---
                                   ========   ========   ========

Supplemental schedule of cash flow information:
  Liabilities incurred in connection with
     the improvement and construction of
     storage centers               $1,705     $ ---      $  ---
                                   ========   ========   ========

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

Note B _ Summary of Significant Accounting Policies
Basis of presentation: The consolidated financial statements include the accounts of the Company, SSC Property Holdings, Inc., SSC Acquisitions, Inc., Shurgard-Freeman Medical Center Joint Venture and Capitol Hill Partners. SSC Property Holdings, Inc. was established as a wholly-owned subsidiary to hold all storage centers which secure the note payable to a financial services company (Note G). SSC Acquisitions, Inc. was established as a wholly owned subsidiary to hold all storage centers which will secure the line of credit with the same financial service company (Note F). The Company holds a 90% ownership interest in Capitol Hill Partners a joint venture with an unaffiliated party which owns one storage center. All intercompany balances and transactions have been eliminated upon consolidation.

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

The combined financial statements presented herein for December 31, 1993, the nine and three months ended September 30, 1993, and the period from January 1, 1994 to March 1, 1994 represent the Partnerships' (Predecessor) combined financial position, results of operations and cash flows prior to the Acquisition Date.
Since the purchase method of accounting was used to record assets acquired and certain limited partners elected to be cashed out, the Predecessor financial statements are not comparable in all material respects with financial statements subsequent to the Acquisition Date. The most significant differences relate to the Partnership's higher historical cost of storage centers and the related depreciation and the Company's higher debt and related interest expense in periods after the Acquisition Date.

Storage centers:  Storage centers are recorded at cost.
Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives which range from three to 30 years.

Investment in joint ventures: The Company consolidates the accounts of those joint ventures in which the Company has effective control. Minority interest of $477,000 is included in other liabilities at September 30, 1994. All other investments in joint ventures or participating mortgages are accounted for on the equity method. Investments accounted for on the equity method at September 30, 1994 include a 67% interest in Shurgard-Freeman Medical Center Joint Venture (Note E).

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

Note D  Storage Centers
  Storage centers consist of the following (amounts in
  thousands):
          Land                            $   87,908
          Buildings                          366,966
          Equipment                            4,526
                                          -----------
                                             459,400
          Less accumulated depreciation       (7,601)
                                          -----------
                                          $  451,799
                                          ===========

Note E  Acquisitions
On March 1, 1994, the Company acquired the assets, subject to existing liabilities, of each of the Partnerships for a cost of
$387 million.  A summary of the assets and liabilities assumed in this transaction are as follows (amounts in thousands):
      Real estate                         $  417,218
      Interest in joint ventures               7,074
      Cash, receivables and other assets      10,642
      Notes Payable                          (26,192)
      Other liabilities                      (21,326)
                                          -----------
                                          $  387,416
                                          ===========

The acquisition was funded with 16,983,728 shares of common stock and $67,068,631 in proceeds from a note payable to a financial services company. Assets assumed by the Company included approximately $2,947,000 in cash. Real estate assets acquired in the Acquisition consist of 134 self-service storage centers and two business parks located in seventeen states, as well as an interest in two joint ventures owning an additional five storage centers.

The following unaudited pro forma statements of income represents the results of operations of the Company as if the acquisition had occurred on January 1, 1993. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies.

                                                   Nine Months
                                     Year Ended      Ended
                                     December 31,  September 30,
                                        1993          1994
                                     -----------   -----------
                                            (in thousands)

     Revenues                        $   72,900    $   58,777
       Expenses
       Operating                         16,840        13,530
       Property management fees           4,317         3,480
       Depreciation and amortization     12,887         9,740
       Real estate taxes                  7,068         5,250
       Interest                          10,303         7,931
       General, administrative
          and other                       2,390         2,133
                                     -----------   -----------
                                         53,805        42,064
                                     -----------   -----------

   Income before extraordinary item $    19,095   $    16,713
                                     ===========   ===========

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

During the quarter, the Company also entered into a joint venture with a storage operator and developer to develop a property in Nashville, Tennessee. the Company will have a 67% interest in this project, which will initially have 59,700 net rentable square feet and is expected to be complete in early 1995. The Company's investment in this project is $600,000.

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

Additionally, during the quarter, the Company executed a commitment letter with Nomura Asset Capital Corporation, a subsidiary of Nomura Securities International, Inc. to provide a second $50 million two-year revolving credit facility. This credit facility will be secured by real estate, bear interest at LIBOR plus 175 basis points, and require a draw fee equal to 25 basis points of the amount drawn. The commitment fee for the revolving period will be 100 basis points of the commitment amount. The commitment is subject to customary contingencies and due diligence.

Note G _ Notes Payable
Notes payable consist of the following (amounts in thousands):

      Note payable to financial
        services company                      $ 122,580
      Mortgage note payable                       1,468
      Other notes payable                         1,073
                                              ----------
                                              $ 125,121
                                              ==========

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

Note H  Stockholders' Equity
Stockholders' equity consists of the following (amounts in
thousands):
          Class A common stock                $ 317,434
          Class B convertible common stock        2,916
          Loans to stockholders                  (4,002)
          Retained earnings                       2,766
                                              ----------
                                              $ 319,114
                                              ==========

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

Note I  Stock Options
The Company has established the 1993 Stock Option Plan (the Plan) for the purpose of attracting and retaining the Company's directors, executive officers and other employees. The Plan provides for the granting of options for up to 3% of the Company's outstanding shares of Class A common stock at the end of each year, limited in the aggregate to 5,000,000 shares. In general, the options vest ratably over five years and must be exercised within ten years from date of grant. The exercise price for qualified incentive options under the Plan must be at least equal to fair market value at date of grant and at least 85% of fair market value at date of grant for non qualified options. The Plan expires in 2003. As of September 30, 1994, 8,000 options had been granted under the Plan at an exercise price of $18.90.

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

                      SHURGARD STORAGE CENTERS, INC.

Date: January 30, 1995    By:/s/ Harrell Beck
                          ---------------------------------------
                          Harrell Beck
                          President, Chief Financial Officer and
                              Authorized Signatory