Form 10-Q/A
period 1994-03-31
SHURGARD STORAGE CENTERS INC
filed 1995-02-02
CIK 906933

FORM 10-Q A #2
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


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
                                           =========   =========

                   Shurgard Storage Centers, Inc.

         Part I, Item 1:  Consolidated Statement of Earnings
                             (unaudited)
            (Amounts in thousands except per share data)

                                    Predecessor
                              ------------------------
                               For the      Period      For the
                                three        from        three
                                months     Jan. 1,       months
                                ended      1994 to       ended
                              March 31,    March 1,     March 31,
                                 1993        1994         1994
                             -----------  -----------  ----------

     Rental revenue           $   17,182  $   12,348   $    6,151
     Income from joint venture       127                       13
     Interest income and
       other income                   66         203           77
     Gain on consolidation                    48,223
                             -----------  -----------  ----------
                                  17,375      60,774        6,241
                             -----------  -----------  ----------
     Operating expense             4,233       2,956        1,470
     Management fees               1,105         733          364
     Depreciation and
       amortization                3,468       2,390          800
     Real estate taxes             1,682       1,170          575
     General and administrative      572       1,232          103
     Incentive management fee                  5,340
     Litigation, hostile takeover
       defense and consolida-
       tion expense                           12,180
     Interest                        569                      699
     Other                           114         487
                             -----------  -----------  ----------
                                  11,743      26,488        4,011
                             -----------  -----------  ----------

     Net Income               $    5,632  $   34,286   $    2,230
                              =========== ===========  ==========

     Net Income per share                              $     0.13
                                                       ==========

                   Shurgard Storage Centers, Inc.

        Part I, Item 1:  Consolidated Statement of Cash Flows
                             (unaudited)
                       (Amounts in thousands)

                                      Predecessor
                                 ------------------------
                                   For the      Period      For the
                                    three        from        three
                                    months     Jan. 1,       months
                                    ended      1994 to       ended
                                   March 31,   March 1,    March 31,
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