Form 10-Q/A
period 1994-06-30
SHURGARD STORAGE CENTERS INC
filed 1995-02-02
CIK 906933

FORM 10-Q A #2
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


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


                               Predecessor
                              ----------------------
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
                                                        ========

                   Shurgard Storage Centers, Inc.

        Part I, Item 1:  Consolidated Statement of Cash Flows
                             (unaudited)
                       (Amounts in thousands)

                                   Predecessor
                                --------------------
                                  For the     Period    For the
                                    six        from       six
                                   months    Jan. 1,     months
                                   ended     1994 to     ended
                                 June 30,   March 1,    June 30,
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