Form 10-Q/A
period 1994-09-30
SHURGARD STORAGE CENTERS INC
filed 1995-02-09
CIK 906933

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

Liquidity and Capital Resources

On March 1, 1994 (the Acquisition Date), the Company completed the acquisition of seventeen publicly-held limited partnerships administered by Shurgard as a means for assembling an initial portfolio of real estate investments. The Company acquired the assets, subject to existing liabilities, of each of the Partnerships for an aggregate cost of $387.4 million. The acquisition was funded by the issuance of 16,983,728 shares of common stock and $67 million in proceeds from a note payable to a financial services company. An additional $37 million was borrowed to repay certain notes payable and liabilities assumed from the Partnerships, pay loan costs and establish cash reserves. Real estate assets acquired consist of 134 self-service storage centers and two business parks located in seventeen states, as well as interests in two joint ventures owning an additional five storage centers.

On June 9, 1994, the Company refinanced substantially all of its existing debt (including the $104.6 million incurred in connection with the acquisition discussed above) with Nomura Asset Capital Corp., a subsidiary of Nomura Securities International, Inc. through a debt purchase transaction. The $122.58 million loan provides the Company with funds for seven years at a fixed rate equal to 8.28% and requires monthly payments of interest only until maturity. The following table summarizes the uses of proceeds from this loan:
                Repayment of consolidation debt$ 104,600,000
                Repayment of other debt           14,156,000
                Loan fees and closing costs        2,371,000
                Net proceeds                       1,453,000
                                                  ----------
                     Loan proceeds             $ 122,580,000

In connection with this transaction, the Company incurred a $1.2 million loss on early retirement of debt due to the write off of unamortized loan fees. Through this refinancing, the Company has stabilized its debt service costs and provided greater flexibility for the Company's future growth.

On September 1, 1994, the Company purchased twenty storage centers from an unaffiliated storage operator based in Raleigh, North Carolina for an aggregate purchase price of $34 million. These centers were financed with $30 million from the Company's credit facility, a $1 million note to the seller and $3 million in cash.  The new properties acquired by the Company were 98% occupied with average rent per square foot of
$7.34 as of June 30 1994. The average age of these properties is 7.6 years. Selected information regarding the newly acquired centers is as follows:
               Metropolitan   No. of    No. of    No. of
                Area          Stores    Units     Sq. Ft.
          -----------------   ------    -----    -------
          Washington DC            7    2,399    252,807
          Raleigh, NC              5    1.567    195,130
          Richmond, VA             3      926    105,225
          Virginia Beach, VA       4    1,196    147,550
          Charlottesville, VA      1      300     31,600
                                 ----   -----    -------
                                  20    6,388    732,312

In connection with this purchase, the Company borrowed $30 million on its $50 million two-year revolving credit facility. This credit facility is secured by real estate and interest is payable monthly at 7.33% for the first six months, and thereafter at either the bank's prime rate or LIBOR plus 200 basis points (at the Company's option). The commitment fee for the original two-year revolving period was 75 basis points of the commitment amount and, upon the expiration of such period, for an additional fee of 37.5 basis points of the amount outstanding, the Company may extend any outstanding balance for a one-year term. The Company's total debt at September 30, 1994 was $155.1 million with an weighted average interest rate of 8.1%.

Additionally, during the quarter, the Company executed a commitment letter with a financial services company to provide a second $50 million two-year revolving credit facility. This credit facility will be secured by real estate, bear interest at LIBOR plus 175 basis points, and require a draw fee equal to 25 basis points of the amount drawn. The commitment fee for the original two-year revolving period is 100 basis points of the commitment amount. The commitment is subject to customary contingencies and due diligence.

During the quarter, the Company entered into a joint venture a partnership managed by Freeman Management Corporation, a storage operator and developer, to develop a property in Nashville, Tennessee. Shurgard owns a 67% interest in this project, which will initially have 59,700 net rentable square feet and is expected to be complete in early 1995.
The Company's investment in this project is $600,000. The Company has guaranteed repayment of $833,500 of the joint venture's construction loan. Additionally, the Company is evaluating a second $640,000 development opportunity in Nashville under a similar arrangement with Freeman Management Corporation.

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments as well as dividend payments in accordance with REIT requirements. Cash provided by operating activities for the seven months of operations was $19 million. Working capital reserves at September 30, 1994 were $8.5 million. The Company declared a dividend of $0.44 per share on October 28, 1994.

Results of Operations

Three Months Ended September 30, 1994
The Company operates a professionally-managed real estate portfolio consisting primarily of self-service storage properties that provide month-to-month leases for business and personal use. Net income for the quarter was $6 million, or $0.35 per share, reflecting three months of consolidated operations for 139 storage centers and two business parks, as well as one month of operations for the 20 storage centers purchased on September 1.
Third quarter 1994 rental revenues rose 9% or $1.69 million compared to the Predecessor's third quarter of 1993. This reflects approximately
$450,000 of revenues related to the 20 storage centers recently acquired as well as 7% increase in average rental rates for the original portfolio of assets. Occupancy levels remained stable at 90% for the quarter ended September 30 of each year.
The Company's debt at September 30, 1994 is $129 million higher than the Predecessor's debt at December 31, 1993. This additional debt is reflected in the Company's interest expense and earnings for the three months ended September 30, 1994. In connection with the Consolidation, certain of the partners, representing the equivalent of
3.5 million shares of the Company's Class A Common Stock, elected to take cash and liquidate their investment. The Company borrowed the $67 million required for these cash payments as well as approximately
$20 million to pay liabilities related to the Consolidation which were assumed from the Predecessor and approximately $10 million to cover loan closing costs and establish cash reserves. Interest on the $97 million for the three months ended September 30, 1994 is $2.1 million. Additionally, as a result of the Consolidation, the majority of the debt held by the partnerships, including short-term debt at relatively low interest rates, had to be refinanced at a slightly higher rate
(8.28%). The Company also borrowed $30 million in connection with the acquisition of the 20 storage centers on September 1, 1994; interest for one month on this borrowing was $183,000. The aggregate remaining expenses increased less than 1%.
Predecessor operations for the third quarter of 1993 reflect a gain due to the settlement of litigation. This settlement represents a reimbursement for expenses incurred to correct a structural problem that arose due to the contractor's negligence. These expenses had been previously expensed due to the uncertainty of the case.

March 1, 1994 (beginning of operations) through September 30, 1994
Income before extraordinary item for the period was $13.8 million, or $0.74 per share, reflecting seven months of consolidated operations for 139 storage centers and two business parks, and one month of operations for the 20 newly purchased storage properties in the following states:
                       Percentage of Portfolio  Year-to-date 1994
                        Based on Original Cost  Annualized Property
                          At Sept. 30, 1994         Performance
               California      15.2%                  11.1%
               Florida          5.8%                  10.7%
               New York         5.4%                  12.4%
               Texas           14.6%                  10.9%
               Virginia         9.0%                  11.7%
               Washington      20.2%                  11.6%
               Other           29.8%                  12.5%
                               -----
               Total            100%

The table above provides measures of geographic diversity and earnings as a percentage of historical cost. Performance measures are annualized to allow comparisons between periods and equivalent competitor information. The annualized property performance percentages are determined by dividing the annualized property level net operating income (rental revenue less operating expenses, real estate taxes and management fees) for the seven months ended September 30, 1994 by the original acquisition cost. This performance is not necessarily indicative of what the actual property performance percentages for the full year will be. Net operating income is not reduced by depreciation or certain general and administrative expenses and, had it been, the percentages would be lower. This performance measure should not be construed as a yield or return of investment.
Rental revenues for the nine months ended September 30, 1994 (including two months of Predecessor operations from January 1, 1994 to the Acquisition Date) rose 7.5% or $4.08 million compared to the same period in 1993 for the Predecessor. This reflects approximately
$450,000 of revenues related to the 20 storage centers recently acquired as well as rising rental rates and occupancies for the original portfolio of assets.
The Predecessor financial statements for the period from January 1, 1994 to the Acquisition Date include various nonrecurring items related to the consolidation and liquidation of the seventeen partnerships which comprise the Predecessor, including the gain and related incentive management fees, litigation, hostile takeover defense and transaction costs. As discussed above, expenses for the nine month period rose compared to the Predecessor's 1993 expenses due to the change in capitalization and the adjustment of assets to market value at the Acquisition Date. Additionally, general and administrative expenses from January 1, 1994 to the Acquisition Date for the Predecessor included certain expenses related to the liquidation of the Partnerships including audit, tax and legal fees. State taxes for the Predecessor were also high for the two months of 1994 due to the tax gains resulting from the sale of assets. Operating expense, management fees and real estate taxes are comparable for each nine month period ended September 30, 1993 and 1994.

Pro Forma Results of Operations
As the Company did not begin operating the properties until March 1, 1994, management believes that the pro forma information included below is necessary to provide more meaningful comparative information for the three and nine months ended September 30, 1994.
Pro forma information for 1993 and 1994, as if the Company had owned its original portfolio of real estate and its current debt was outstanding for the entire period (note that 1994 information includes one month of operating activity for the 20 storage centers acquired on September
1, 1994), is as follows:

                                Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                --------------------  ------------------
                                    1994       1993     1994     1993
                                ---------   --------  --------   -------
Pro forma rental revenues        $ 20,515    $18,800   $58,169   $54,037
Pro forma net operating income   $ 12,650    $11,310   $35,909   $32,927
Pro forma net income 1           $  6,004    $ 5,376   $16,713   $14,699
Pro forma net income per share 2 $   0.35    $  0.32   $  0.98   $  0.87
Funds from operations (FFO)1,3   $  9,335    $ 8,390   $26,518   $23,661

1 Assumes the Company's fixed rate seven-year debt (8.28%) was outstanding during the entire period..
2 Assumes 16,983,887 shares of the Company's common stock were outstanding during the entire period.
3 Funds from Operations ("FFO") are calculated as earnings plus depreciation and amortization minus certain non-recurring revenue plus non-recurring expenses.

Total funds from operations for the third quarter of 1994, which include the acquisition of 20 properties on September 1, 1994, increased 11.3% to $9.34 million. Funds from operations for the third quarter of 1994 on a same store basis increased by 9.6% to $9.20 million, from pro forma funds from operations of $8.4 million, for the same period in 1993.

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

For the nine-month period ended September 30, 1994, funds from operations, on a pro forma basis were $26.52 million, an increase of 12% over pro forma funds from operations of $23.66 million for the same period a year ago. Earnings for the period, on a pro forma basis, increased by 9% to $16.7 million from pro forma earnings of $14.7 million for the same period in 1993. Pro forma revenues for the nine-months increased by 8% to $58.17 million, compared with pro forma revenues of $54.04 million in 1993.

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SHURGARD STORAGE CENTERS, INC.

Date: February 8, 1995     By: /s/ Harrell Beck
                               Harrell Beck
                               President, Chief Financial Officer and
                               Authorized Signatory