Form 10-K
SHURGARD STORAGE CENTERS INC
filed 1995-03-31
CIK 906933

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934                              $250
     For the fiscal year ended    December 31, 1994

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. [        ]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 1995: $411,734,299

  Class A Common Stock outstanding as of March 27, 1995:  18,096,120 shares
   Class B Common Stock outstanding as of March 27, 1995:  154,604 shares

                 Documents incorporated by reference:  none

                             There are 47 pages.

                                   PART I

Item 1  Business

     GENERAL.   Shurgard Storage Centers, Inc. (the Company), a real estate investment trust (REIT), was formed through the consolidation on March 1, 1994 of 17 publicly held real estate limited partnerships (the Consolidation) that were sponsored by Shurgard Incorporated (the Management Company). The Company is one of the largest operators of self-storage properties in the United States. It now owns directly and through joint ventures 161 operating self-storage properties, containing approximately 10.7 million net rentable square feet, located in 22 major metropolitan areas in 19 states. The Company's self-storage properties offer low-cost, easily accessible storage space for personal and business uses. In addition, the Company owns two business parks. As of December 31, 1994, the Company's self-storage properties had a weighted average occupancy of 89% and a weighted average annual rent per square foot of $8.25. On March 24, 1995 the Company became a self-administered and self-managed REIT through the acquisition of the Management Company (the Merger). As a result of the merger, the Company has approximately 600 employees.

     The Company seeks to maximize shareholder value by increasing funds from operations through internal growth and through the acquisition and development of additional self-storage properties. The Company believes that its access to capital markets, the experience of its management team in acquiring, developing and operating self-storage properties, its geographic diversification and its emphasis on quality will enable it to achieve this objective.

     The Company's strategy for internal growth is to increase rental rates while maintaining strong occupancy levels, provide high-quality facilities, achieve high levels of customer satisfaction, and employ skilled on-site managers who have the ability to operate the properties with considerable autonomy. The Company's external growth strategy is designed to capitalize on the current fragmentation in the self-storage industry through acquisition and development of facilities in appropriate markets. In particular, the Company seeks to acquire or develop high-quality properties concentrated in its existing markets and in new markets that fit well within its current network. The Company expects to fund future acquisitions through the incurrence of additional indebtedness, future offerings of equity securities and retained cash flow.

     MERGER WITH MANAGEMENT COMPANY. On March 24, 1995, the Management Company merged with and into the Company (the Closing) pursuant to an Agreement and Plan of Reorganization dated December 19, 1994 (the Merger Agreement) and the Company became a self-administered and self-managed REIT. Pursuant to the Merger Agreement, the outstanding shares of Management Company Common Stock were converted into an aggregate of 1,266,837 newly issued shares of Shurgard Class A Common Stock and 282,572 Class A shares previously owned by the Management Company (the Share Consideration) subject to certain adjustments described below. Pursuant to the Merger Agreement, Management Company shareholders are also entitled to receive additional shares of Shurgard Class A Common Stock in the future based on (i) the extent to which, during the five years following the Closing, the Company realizes value as a result of certain transactions relating to interests in or assets of six limited partnerships acquired by the Company in the Merger and
(ii) the value, at the end of five years or in the event of a change of control, of any remaining interests in such partnerships as determined by independent appraisal (the Contingent Shares).

     Pursuant to the Merger Agreement, 10% of the new shares of Shurgard Class A Common Stock issuable upon the Closing were deposited in an indemnification escrow. While the indemnification escrow is in place, the Company will be entitled to recover to the extent of such shares, subject to certain exceptions and thresholds, the full dollar amount of losses incurred as a result of (i) any breach of representation or warranty made by the Management Company, (ii) any breach by the Management Company of any covenant or agreement contained in the Merger Agreement, (iii) any liability for taxes assessed resulting from a determination that the spin-off of InterMation, Inc., a subsidiary of the Management Company that was spun off prior to the Closing (the Intermation Spin-off) does not qualify for tax-free treatment,
(iv) any overstatement of Management Company equity reflected in the final statement of assets and liabilities of the Management Company delivered at the Closing, and (v) liabilities and associated costs that may arise with respect to general partnership interests. The indemnification escrow will remain in place for three years from the Closing, except that the Company 's rights to indemnification with respect to matters other than employee benefit and retirement plans and certain tax liabilities will terminate after two years. Following such three-year period, any remaining shares in escrow will be returned to the Management Company shareholders. Notwithstanding the foregoing, the Company will have recourse against such shareholders, severally, for tax liabilities associated with the InterMation Spin-off arising prior to expiration of the applicable statute of limitations, limited in amount to the product of the number of shares released and the Market Value (as defined below) as of the Closing. An additional 5% of the new shares of Shurgard Class A Common Stock issuable upon the Closing was deposited into escrow, subject to (i) the audit by Deloitte & Touche LLP of the closing statement of assets and liabilities and (ii) the receipt of an anticipated tax refund due the Management Company as a result of its short taxable year ending as of the Closing.

     Through the Merger, the Company internalized the expertise and experience of the Management Company's personnel (approximately 600 employees), which covers all aspects of the self-storage industry. In addition, the Company acquired contractual rights and other tangible and intangible assets of the Management Company. Such contractual rights include the Management Company's rights under third-party property management and asset management contracts, license agreements in two markets, leases for office space and the Management Company's line of credit. Other assets acquired by the Company from the Management Company as a result of the Merger include a storage center located in Daly City, California, proprietary operating and computer systems, the Management Company's rights in the Shurgard name, and office furniture and equipment. Further, the Company acquired the Management Company's interests in certain partnerships and other entities, including its limited partnership interest in the general partner of five partnerships, its general partner interest in two partnerships and its interest in a Belgian entity. Because the Management Company's shareholders are entitled to receive additional shares of Shurgard Class A Common Stock in the future as Contingent Shares with respect to six of these partnership interests, however, the benefit to the Company of acquiring such partnership interests is limited to distributions from operating cash flow of such partnerships.

     INDUSTRY BACKGROUND. The self-storage industry initially developed in response to the growing need for low-cost accessible storage. Self-storage facilities are generally constructed along major thoroughfares that provided ready access and public visibility or in outlying areas where land was inexpensive. In certain areas of the country, where new construction is impractical because of construction costs, lack of suitable sites or other restrictions, older structures are converted into self-storage facilities. The self-storage business is moderately seasonal with peak occupancy following the traditional Memorial Day to Labor Day moving season.

     The self-storage industry is highly fragmented, with facilities owned and operated by individuals, small businesses, institutional investors, REITs and syndicated partnerships. Based on information reported in the Self-Storage Almanac for 1994, the Company estimates that there are in excess of 22,000 facilities throughout the United States. It is anticipated that the demand for self-storage will continue to expand in view of the continuing need for low-cost storage. It is expected, however, that the competition will increase as the self-storage industry expands.

     ACQUISITION, DEVELOPMENT AND INVESTMENT POLICIES. The Company primarily owns self-storage real properties that it acquired from 17 partnerships participating in the Consolidation. These properties had been acquired or developed earlier by such partnerships under the sponsorship and management of the Management Company.

     The Company intends to continue to acquire self-storage properties from others, depending on various factors such as the Company's capitalization, availability of attractive investments, expected investment returns and other similar economic matters generally considered when making real estate investments. Recently, in September 1994, the Company purchased 20 self-storage properties for an aggregate purchase price of $34 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Acquisition of Twenty Storage Centers." The Company also intends to acquire unimproved property for development, or existing improvements for conversion, into self-storage facilities. It has been the Company's experience that a self-storage facility must be approximately 35% to 40% occupied in order for gross receipts from operations to equal or exceed normal operating expenses. Given the anticipated lease-up time, the Company will not normally expect a developed facility to generate positive cash flow during the first six months of operations. As a general rule, the Shurgard REIT plans to acquire and develop facilities primarily in the markets that the Company already operates in. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Acquisition and Development Plans."

     Although investment in mortgage loans is subject to certain limitations under the Company's By-Laws, the Company has recently committed approximately $13 million in certain participating mortgage loans and expects to invest in this type of mortgage in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investment in Participating Mortgages."

     In certain circumstances, the Company may invest in real estate through a partnership, joint venture or similar joint enterprise that in turn owns or operates self-storage properties. The Company's By-Laws require that it observe certain procedural requirements before participating in joint enterprises. As a result of the Consolidation, the Company succeeded to two joint venture interests and, since the Consolidation, has recently entered into three joint ventures to develop self-storage facilities in the Nashville area and invested in Benelux SCS, a Belgian entity similar to a limited partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investment in Tennessee Joint Ventures" and "- Investment in Benelux Storage Operations."

     BORROWINGS. In June 1994, the Company obtained seven-year term debt financing in the amount of $122.6 million at a fixed rate of 8.28% per annum to refinance substantially all of its then existing debt. In August and December 1994, the Company established two revolving credit facilities aggregating $100 million in available financing to provide funds for future acquisition and development of self-storage properties. Approximately $42 million of the revolving credit facilities has been used to finance its purchase of 20 self-storage facilities in September 1994 and its investment in participating mortgages in December 1994. All of the foregoing borrowings are secured by selected self-storage properties. For additional information relating to such borrowings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Under the By-Laws, subject to certain exceptions, the Company may not incur debt if after giving effect to such borrowing, its Indebtedness for borrowing funds would exceed 50% of its Total Assets or 300% of its Adjusted Net Worth (as those terms are defined in the By-Laws). As of December 31, 1994, the Company's Indebtedness was approximately 33% of its Total Assets and approximately 51% of Adjusted Net Worth.

     ANCILLARY SERVICES. While rental income from leased space constitutes the primary source of revenues from the properties owned by the Company, additional revenues are received from incidental services and products available at the properties for tenants and others. Currently, approximately 50% of the properties owned by the Company receive revenues through truck rental operations conducted at the properties and almost all properties receive revenues from lock and box sales to tenants and others. While revenues from such services constitute nonqualifying income for purposes of determining its qualification as a REIT, the Company believes that such services are an integral part of its self-storage operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - REIT Qualification and Distribution Requirements."

     MANAGEMENT OF OTHER SELF-STORAGE PROPERTIES. As a result of the Merger, the Company has succeeded to the management of 87 self-storage facilities, constituting approximately 5 million net rentable square feet, for affiliated and unaffiliated owners of self-storage facilities. Revenue from such management services will constitute nonqualifying income for purposes of determining the Company's qualification as a REIT. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - REIT Qualification and Distribution Requirements."

     The Company manages such properties under management agreements that generally have short terms, with automatic one-year renewals unless notice of nonrenewal is given within 60 days of expiration of the term. In most cases the management agreements may be terminated by the owner on 60 days notice, with or without cause. Generally, the Company receives a property management fee of 6% of gross revenues from self-storage operations and other fees for specified additional services. Under the management agreements, the Company assumes general responsibility and authority for all aspect of property management, including the establishment of operational policies, the leasing, marketing, advertising, maintenance and security of properties, the supervision of construction, repairs and improvements and the employment and supervision of on-site personnel, contract services, consultants, contractors and other professionals.

     SHURGARD SERVICE MARK. In 1978, the Management Company registered the name "Shurgard" and related services marks with the U.S. Patent and Trademark Office to protect the exclusive use of such name and service marks in the United States. Subsequently, the mark was registered in several foreign countries. As a result of the Merger, the Company has succeeded to such registered names and service marks. The Company's properties, as well as the other properties managed by the Company, are operated under the common name of "Shurgard" for the purpose of creating business goodwill and a recognizable symbol in the self-storage industry. The nonexclusive use of the service mark "Shurgard" by the owners of other properties managed by the Company is governed by the terms of the respective management agreements. If the management agreement is terminated by the Company for reasons other than the owner's breach or if the owner terminates the agreement for cause, the owner has the right to continue use of the name until its properties are sold or otherwise disposed of. Otherwise the right to use of the name terminates with termination of the management agreement. The Company's rights to use of the name "Shurgard" and related service marks are subject to existing licenses covering Tennessee, Kentucky, portions of Florida, Belgium , the Netherlands and Luxembourg and the contractual right of a co-founder of the Management Company to use the name with respect to six properties.

     FEDERAL INCOME TAX. The Company believes that it has operated, and intends to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - REIT Qualification and Distribution Requirements."

     COMPETITION. The Company competes with, among others, national and regional storage operators and developers. Performance at any one location is generally most influenced by competition within a three to five mile radius. The primary factors upon which competition is based are location, rental rates, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The Company has established itself within its markets as a quality operator, emphasizing customer service and security.

     Relatively low increases in storage supply and continued increases in the industry demand have driven substantial occupancy gains over the last several years. Management considers occupancy levels in the 90% range to be "full", and as such they believe significant future occupancy gains will be difficult to obtain. Management anticipates that future increases in revenues from storage centers currently owned by the Company will be primarily the result of rental rate increases. To the extent that the existing properties continue to operate profitably, this will likely stimulate further development and result in greater competition between the newly developed and existing properties.

     Entry into the self-storage business through acquisition of existing facilities is relatively easy for persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult, however, due to zoning, environmental and other regulatory requirements. Management has seen recent increases in storage development. Competition may be accelerated by any increase in availability of funds for investment in real estate. Rising interest rates tend to decrease the availability of funds and therefore can decrease the growth of competition. The extent to which the Company is affected by competition will depend in significant part on local market conditions. The Company anticipates that increased development may affect industry occupancies in 1996 or 1997.

Item 2  Properties

     The Company owns directly and through joint ventures 161 operating self-storage properties located in 22 major metropolitan areas in 19 states. The Company's self-storage facilities are designed to offer low-cost accessible storage space for personal and business use. Individuals usually rent space in self-storage facilities for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household and recreational goods. Businesses typically use space for storage of inventory, business records, seasonal goods, equipment and fixtures. The Company estimates that business users rent approximately 35% to 40% of the space at its properties. The Company's self-storage facilities are divided into a number of self-enclosed rental units that generally range in size from 25 to 360 square feet. In addition, many facilities have uncovered storage outside the buildings for parking motor vehicles, boats, campers and other similar items suitable for outside storage. As a general rule, customers have access to their leased space without additional charge during normal business hours and control access to such space through the use of padlocks. Approximately 20% of the properties owned by the Company include climate-controlled storage units.

     Self-storage facilities differ from warehouses and other storage facilities in that the tenants are generally responsible for delivering and retrieving stored goods. A majority of the facilities also offer truck rentals and inventory sales to the public. The leasing, maintenance and operation of the facility are the responsibility of on-site managers who frequently reside in an apartment located at the facility. The facility's security is provided through a variety of systems that may include, among others, on-site personnel, electronic devices such as intrusion and fire alarms, access controls and video and intercom surveillance devices, facility fencing and lighting.

     Most self-storage facilities consist of one or more single-story buildings that are located on a site of 1.5 to 5 acres, depending on the size of the facility. The facilities frequently are constructed with concrete block or tilt-up concrete panels, with steel columns or precast concrete columns that rest on concrete footings and slabs and have built-up tar roofs or pitched truss roofs with shingles or standing seam metal roofs. The interior walls are generally constructed with metal studs and partitions or other construction materials that are secure but readily movable. Access to the storage units is usually provided through roll-up or swing doors. The parking areas and driveways are generally paved with asphalt, cement or other similar materials. Most facilities have fencing, floodlights, sliding or swinging gates and certain of the security devices mentioned above.

     In some cases, multistory buildings able to bear substantial weight loads, such as warehouses and newspaper plants, have been converted into self-storage facilities. In addition, similar multistory buildings for self-storage have been constructed in dense urban areas where land costs, zoning and other development considerations make it impractical or undesirable to construct single-story buildings.

     Generally, tenants can access leased space directly by automobile, truck or other delivery device, but some facilities, in particular the multistory buildings, have separate loading docks and elevators available for delivery and retrieval of stored goods.

     The Company's expenditures on compliance with environmental laws and regulations in 1994 were immaterial to overall performance. The Company is not aware of any material capital expenditures required to comply with environmental laws and regulations. Although there can be no assurance as to the future events or discoveries, the Company is not aware of any environmental contamination of its facilities material to its overall business, financial condition or results of operations.

     The following table provides information regarding the year acquired (by the Company or by one of the partnerships included in the Consolidation, as the case may be), year built, approximate net rentable square feet and acreage of each of the self-storage properties and business parks owned by the Company.


                                                Previous                       Approximate
                                                Shurgard                           Net
                                              Partnership    Year                 Square
Property Name            Property Location       Owner     Acquired Year Built     Feet    Acreage
----------------------   ------------------    ---------   -------- ----------    -----    --------
Kalamazoo                  Kalamazoo, MI             1       1980       1980      43,000     3.0
Vancouver Mall <F1>        Vancouver, WA             1       1980       1982      46,000     3.3
West Seattle <F1>          Seattle, WA               1       1980       1981      48,000     3.4
Bellingham                 Bellingham, WA            1       1981       1981      73,000     5.7
Everett <F2>               Everett, WA               1       1981       1978      64,000     4.2
Highland Hill              Tacoma, WA                2       1981       1982      60,000     3.9
Troy East <F1>             Troy, MI                  1       1981     1975/77     79,000     4.8
Alsip <F1>                 Alsip, IL                 2       1982       1980      66,000     4.6
Dolton <F1>                Calumet City, IL          2       1982       1979      64,000     3.0
Lombard <F1>               Lombard, IL               2       1982       1980      52,000     3.1
Rolling Meadows <F1>       Rolling Meadows, IL       2       1982       1980      60,000     4.5
Schaumburg <F1>            Schaumburg, IL            2       1982       1980      71,000     4.3
Grand Rapids               Grand Rapids, MI          3       1983       1978      46,000     3.2
Lansing <F1>               Lansing, MI               3       1983     1978/79     41,000     2.5
Salem <F1>                 Salem, OR                 3       1983     1979/81     67,000     3.8
Seattle <F1>               Seattle, WA               4       1983       1979      79,000     4.5
Southfield <F1>            Southfield, MI            3       1983       1976      77,000     4.3
Troy West <F1>             Troy, MI                  3       1983       1979      88,000     5.2
Bellevue East <F1> <F5>    Bellevue, WA              4       1984       1975     165,000     5.6
Bellevue West <F1> <F5>    Bellevue, WA              4       1984       1979                 5.2
Edmonds <F1>               Edmonds, WA               5       1984     1974/75    120,000     6.5
Factoria <F1>              Bellevue, WA              3       1984       1984      57,000     3.8
Federal Way <F1>           Federal Way, WA           4       1984       1975     134,000     5.7
Fife <F3>                  Tacoma, WA                6       1984       1977      64,000     3.9
North Spokane <F1>         Spokane, WA               5       1984       1976      76,000     4.1
Renton <F1>                Renton, WA                4       1984     1979/89     80,000     4.5
Tamarac <F1>               Denver, CO                5       1984       1977      25,000     1.9
Tempe <F2>                 Tempe, AZ                 5       1984       1976      54,000     3.0
Thornton <F1>              Denver, CO                5       1984       1984      41,000     2.4
Totem Lake <F2>            Kirkland, WA              5       1984       1978      61,000     2.6
Windermere <F1>            Littleton, CO             5       1984     1977/79     83,000     5.3
Woodinville <F2>           Woodinville, WA           6       1984     1982/84     70,000     3.5
Gladstone                  Gladstone, OR             6      1984/85   1981/89     48,000     3.2
Beaverton <F1>             Beaverton, OR             7       1985       1974      26,000     2.0
Bedford <F3>               Bedford, TX               6       1985       1984      69,000     2.7
Bellefontaine              St. Louis, MO             7       1985       1979      45,000     4.9
Bridgeview <F1>            Bridgeview, IL            6       1985       1983      75,000     4.1
Burien <F2>                Seattle, WA               6       1985       1974      92,000     5.3
Colton <F1>                Colton, CA                7       1985       1984      73,000     3.8
Hayward <F1>               Hayward, CA               8       1985       1983      48,000     2.8
Hill Country Village      San Antonio, TX           7       1985       1982      79,000     4.0
<F1>
Irving <F1>                Irving, TX                7       1985     1975/84     78,000     4.2
Issaquah <F1>              Issaquah, WA              7       1985       1986      56,000     4.7
N.W. Houst <F1>            Houston, TX               7       1985     1979/83    104,000     4.9
Oakland Park <F1>          Ft. Lauderdale, FL        8       1985     1974/78    292,000    13.4
Phoenix <F1>               Phoenix, AZ               7       1985       1984      77,000     2.7
Plymouth                   Canton Township, MI       6       1985       1979      75,000     5.3
San Antonio NE <F1>        San Antonio, TX           7       1985       1982      74,000     3.6
Scottsdale <F1>            Scottsdale, AZ            6       1985     1976/85     47,000     3.0
Sea-Tac <F2>               Seattle, WA               6       1985       1979      60,000     3.0
Southcenter                Renton, WA                6       1985       1979      67,000     4.1
Union City <F1>            Hayward, CA               7       1985       1985      42,000     2.9
Scottsdale North <F2>      Scottsdale, AZ            6      1985/87     1985     112,000     4.1
Walled Lake <F1>           Walled Lake, MI           7      1985/89     1984      68,000     4.3
Newport News S. <F1>       Newport News, VA         18      1985/92     1985      60,000     3.9
Airport                    Philadelphia, PA         10       1986       1985     101,000     6.7
Arlington <F1>             Arlington, TX             8       1986       1984      57,000     2.7
Aurora North <F1>          Seattle, WA               9       1986       1978      58,000     1.6
B Y Gold                   Brooklyn, NY             10       1986       1940     108,000     0.4
B Y Utica                  Brooklyn, NY             12       1986       1964      71,000     1.1
B Y Van Dam                Long Island City, NY     12       1986       1925      63,000     0.5
B Y Yonkers                Yonkers, NY              11       1986       1928     102,000     1.6
Chandler <F1>              Chandler, AZ              8       1986       1986      69,000     4.0
Clinton <F1>               Clinton, MD               9       1986       1985      31,000     2.0
College Park <F3>          Indianapolis, IN          9       1986       1984      70,000     6.0
Downtown Seattle <F2>      Seattle, WA              11       1986       1912      28,000     0.3
East Lynnwood <F1>         Lynnwood, WA             10       1986       1978      80,000     3.8
El Cajon <F2>              El Cajon, CA             11       1986       1977     127,000     6.0
El Cerrito                 Richmond, CA             10       1986       1987      62,000     1.5
Fairfax <F1>               Fairfax, VA              10       1986       1980      62,000     5.6
Glendale <F3>              Indianapolis, IN          9       1986       1985      60,000     5.6
Kearney-Balboa <F2>        San Diego, CA            12       1986       1984      94,000     2.3
La Habra <F1>              La Habra, CA              9       1986     1979/91     97,000     7.1
Lakewood <F3>              Golden, CO               10       1986       1985      67,000     2.7
Lisle <F2>                 Lisle, IL                11       1986     1976/86     52,000     3.4
MacArthur Blvd. <F1>       Irving, TX                9       1986       1984      63,000     7.2
North Austin <F1>          Austin, TX                8       1986       1982      76,000     5.9
Palo Alto <F1>             Palo Alto, CA            10       1986       1987      49,000     1.4
Roswell <F3>               Roswell, GA              12       1986       1986      57,000     3.8
Santa Ana <F2>             Santa Ana, CA            12       1986     1975/86    168,000     8.1
Seminole <F1>              Seminole, FL              8       1986     1984/85     61,000     2.7
Sunnyvale                  Sunnyvale, CA             9       1986     1974/75    122,000     6.5
Thousand Oaks <F2>         San Antonio, TX           8       1986       1987      53,000     2.9
West Chester               West Chester, PA          8       1986       1980      87,000     7.0
Westheimer <F1>            Houston, TX               8       1986       1977      73,000     3.7
Westwood <F2>              Santa Monica, CA         11       1986       1988      38,000     0.3
Willowbrook <F1>           Willowbrook, IL          12       1986     1979/82     44,000     3.3
B Y Northern               Long Island City, NY     11       1987       1940      78,000     1.9
Capitol Hill <F6>          Seattle, WA              12       1987       1988      76,000     0.7
Cook Road <F1>             Houston, TX              14       1987       1986      61,000     3.0
Euless Blvd. <F1>          Hurst, TX                11       1987       1974      68,000     4.7
Falls Church <F1>          Falls Church, VA        15/17     1987       1988      93,000     1.5
Fontana Sierra <F1>        Fontana, CA              14       1987     1980/85     84,000     3.6
Fredricksburg <F1>         San Antonio, TX          11       1987     1978/82     82,000     4.5
Interbay <F3>              Seattle, WA              15       1987       1988      80,000     0.4
King City <F1>             Tigard, OR               10       1987       1986      84,000     4.9
Mesa <F1>                  Mesa, AZ                 14       1987       1985     103,000     4.8
Military Trail <F1>        West Palm Beach, FL      14       1987       1981     124,000     9.4
Mountain View <F1>         Mountain View, CA        16       1987       1986      29,000     0.7
Northglenn <F1>            Northglenn, CO            6       1987       1979      75,000     5.5
Old Bridge                 Matawan, NJ              14       1987       1987      78,000     6.1
Olive Innerbelt            St. Louis, MO            14       1987     1952/86     94,000     2.5
Phoenix East <F1>          Phoenix, AZ              14       1987       1984      66,000     2.0
S. San Francisco <F1>      San Francisco, CA        14       1987       1985      57,000     2.1
Smokey Point <F1>          Arlington, WA            14       1987     1984/87     34,000     2.2
Solana Beach <F2>          Solana Beach, CA         14       1987       1984      95,000     4.5
South Tacoma <F1>          Tacoma, WA               12       1987       1975      46,000     3.1
Suitland                   Suitland, MD             14       1987       1985      44,000     2.7
West Palm Beach <F1>       West Palm Beach, FL      16       1987       1975     163,000    11.8
Tacoma Interstate <F3>     Tacoma, WA               12     87/88/91   1979/81    128,000    12.2
Ann Arbor                  Ann Arbor, MI            18       1988       1977      62,000     3.9
Bandera Road <F1>          San Antonio, TX          16       1988       1981      76,000     3.6
Bayside <F3>               Virginia Beach, VA       16       1988       1984      28,000     1.7
Blanco Road <F1>           San Antonio, TX          15       1988     1989/91     66,000     3.6
Brentwood                  Brentwood, MO            16       1988       1977      53,000     3.4
Canton <F7>                Canton, MI               18       1988       1986      58,000     3.3
Crofton <F1>               Gambrills, MD            16       1988       1985      40,000     2.1
Culver City                Los Angeles, CA         15/17     1988       1989      76,000     1.4
Federal <F1>               Houston, TX              12       1988       1988      55,000     3.4
Fraser <F7>                Fraser, MI               18       1988       1985      73,000     5.2
Herndon <F1>               Herndon, VA              18       1988       1985      39,000     3.0
Hillside <F3>              Hillside, IL             17       1988       1988      65,000     5.3
Huntington Beach <F2>      Huntington Beach, CA     16       1988       1986      91,000     3.3
Imperial Valley <F1>       Houston, TX              14       1988       1987      54,000     3.1
Kingwood <F2>              Kingwood, TX             11       1988       1988      54,000     3.3
Laurel <F1>                Laurel, MD               16       1988       1984      30,000     2.0
Livonia <F7>               Livonia, MI              18       1988       1985      67,000     4.8
Manassas East <F1>         Manassas, VA             16       1988       1984      35,000     2.0
Manassas West <F1>         Manassas, VA             16       1988       1985      35,000     1.5
North Richmond <F1>        Richmond, VA             18       1988       1984      37,000     2.6
Portland <F1>              Portland, OR             15       1988       1988      49,000     2.1
Sugarland <F1>             Sugarland, TX            18       1988       1987      55,000     3.0
Warren <F7>                Warren, MI               18       1988       1985      68,000     4.6
Woodlands <F1>             Houston, TX              16       1988       1988      64,000     3.8
Beltline Rd. <F1>          Irving, TX               10       1989     1985/86     89,000     6.3
Denny Road <F1>            Beaverton, OR            17       1989       1988      65,000     6.2
Greenbriar <F1>            Houston, TX              17       1989       1988      60,000     1.8
Kempsville <F1>            Virginia Beach, VA       14       1989       1985      33,000     2.0
Medical Center             Houston, TX             15/17     1989       1989      57,000     2.6
Virginia Beach             Virginia Beach, VA       15       1989       1985      36,000     2.3
Hillcroft <F2>             Houston, TX              15       1991       1988      59,000     3.4
Briggs Chaney <F3>         Silver Spring, MD        N/A      1994       1987      28,000     2.0
Capital Blvd <F3>          Raleigh, NC              N/A      1994       1984      35,000     2.1
Cary <F3>                  Cary, NC                 N/A      1994       1984      62,000     4.7
Cedar Road <F3>            Chesapeake, VA           N/A      1994       1989      36,000     2.1
Charlottesville <F3>       Charlottesville, VA      N/A      1994       1984      32,000     2.1
Crater Road <F3>           Petersburg, VA           N/A      1994       1987      36,000     3.8
Dale City <F3>             Dale City, VA            N/A      1994       1986      31,000     1.6
Frederick <F3>             Frederick, MD            N/A      1994       1987      32,000     1.7
Gainesville <F3>           Gainesville, VA          N/A      1994       1988      31,000     2.0
Gaithersburg <F3>          Gaithersburg, MD         N/A      1994       1986      57,000     5.4
Garner <F3>                Garner, NC               N/A      1994       1987      28,000     3.1
Germantown <F3>            Germantown, MD           N/A      1994       1988      45,000     1.9
Glenwood <F3>              Raleigh, NC              N/A      1994       1983      31,000     1.9
Holland Road <F3>          Virginia Beach, VA       N/A      1994       1985      34,000     3.9
Jeff Davis Hwy <F3>        Richmond, VA             N/A      1994       1990      35,000     5.2
Laskin Road <F3>           Virginia Beach, VA       N/A      1994       1984      39,000     2.5
Morrisville <F3>           Morrisville, NC          N/A      1994       1988      40,000     3.3
Oxon Hill <F3>             Ft. Washington, MD       N/A      1994       1987      28,000     1.3
Princess Anne Road <F3>   Virginia Beach, VA       N/A      1994       1985      40,000     2.2
Temple Avenue <F3>         Petersburg, VA           N/A      1994       1989      34,000     4.0
Daly City <F4>             Daly City, CA            N/A      1995       1989      96,000     5.2
Hermitage <F8>             Nashville, TN            N/A      1995       1995      68,000    19.0

<F1> Properties secure a loan from Nomura Asset Capital Corp., a subsidiary of Nomura Securities International, Inc., entered into in June 1994.
<F2> Properties secure a line of credit from Seattle-First National Bank entered into in August 1994.
<F3> Properties secure a line of credit from Nomura Asset Capital Corp.
     entered into in December 1994.
<F4> Property secures a loan from Aetna Life Insurance Company assumed in connection with the Merger.
<F5> Bellevue West and Bellevue East are operated as one facility. Their aggregate net rentable square feet is 164,825.
<F6> The Company owns a 90% interest in this property.
<F7> The Company owns a 30% interest in this property.
<F8> The Company owns a 50% interest in this property.

     The following table sets forth information regarding average occupancy and average annual revenue per square foot for the properties owned by each of the 17 partnerships included in the Consolidation for the years ended December 31, 1990, 1991 and 1992.

                               Net
                             Rentable
                  Number of   Square     1990   1991   1992       1990      1991      1992
Partnership       Properties   Feet      Average Occupancy       Annual Rent Per Square Foot
----------------  ----------  ------     -------------------     ---------------------------
Shurgard 1            6      352,000     85%    84%    89%        $6.36      $6.36      $6.24
Shurgard 2 <F1>       6      373,000     82     89     94          7.08       6.84       6.84
Shurgard 3 <F1>       6      375,000     83     89     89          6.36       6.24       6.48
Shurgard 4 <F1>       5      459,000     79     78     85          6.96       7.20       7.20
Shurgard 5            7      460,000     84     87     92          5.40       5.52       5.88
Shurgard 6           12      853,000     80     83     85          5.76       6.00       6.24
Shurgard 7           11      728,000     80     81     82          5.40       5.52       5.88
Shurgard 8            9      816,000     85     81     86          6.24       6.60       6.72
Shurgard 9            7      500,000     87     88     86          7.68       7.92       7.92
Shurgard 10           9      701,000     73     78     80          8.76       8.88       8.76
Shurgard 11          10      674,000     83     83     85          9.12       9.37      10.08
Shurgard 12 <F2>     10      803,000     81     80     81          8.40       8.88       9.28
Shurgard 14          13      925,000     83     83     85          8.84       7.08       7.32
Shurgard 15 <F3>      7      480,000     70     78     75          8.28       9.12      10.15
Shurgard 16          11      643,000     85     80     83          7.56       7.92       8.04
Shurgard 17 <F4>      6      416,000     39     69     85          8.52       8.40      10.23
Shurgard 18 <F5>      9      520,000     92     91     92          6.96       7.08       7.32

<F1> This partnership had a fiscal year end of September 30. The numbers presented represent the average occupancy and annual rent per square foot for the fiscal years ended September 30, 1990, 1991 and 1992.
<F2> Includes one property in which Shurgard 12 has a 90% interest.
<F3> Includes three properties in which Shurgard 15 has a 61% interest.
<F4> Includes three properties in which Shurgard 17 has a 39% interest.
<F5> Includes four properties in which Shurgard 18 has a 30% interest.

     The following table sets forth information regarding average occupancy and average annual revenue per square foot for the properties owned by the Company for the years ended December 31, 1993 and 1994 (excluding the 20 properties acquired by the Company in September 1994 and the property acquired from the Management Company in the Merger).

                 Number of         1990       1991             1993        1994
State            Properties      Average Occupancy       Annual Rent Per Square Foot
------------     ----------     -------------------      ---------------------------
Arizona                7           97%          91%            $6.26        $7.50
California            17           88           86              8.85         9.28
Colorado               5           96           91              6.30         7.01
Florida                4           83           85              7.67         7.70
Illinois               9           91           95              7.47         7.64
Michigan              13           87           91              6.08         6.66
New York               5           80           87             14.34        14.63
Oregon                 6           89           93              6.82         7.22
Texas                 24           79           87              7.41         7.63
Virginia              10           90           89              9.40         9.94
Washington            28           88           88              7.58         7.79
Other                 13           89           91              7.95         8.48

     The following table sets forth information regarding aggregate average occupancy and average annual revenue per square foot for the properties owned by the Company for the years ended December 31, 1990 through 1994 (excluding the 20 properties acquired by the Company in September 1994 and the property acquired from the Management Company in the Merger).

                                       1990<F1>     1991<F1>     1992<F1>     1993<F2>     1994<F2>
                                      --------     --------     --------     --------     --------
Average occupancy                         79%          82%          86%          87%          89%
Average rent per square foot            $7.16        $7.35        $7.68        $7.84        $8.25

<F1> Calculated as the average of the information for the 17 partnerships included in the Consolidation.
<F2> Calculated as the weighted average of the original 141 properties owned by the Company.

     LEASING OF PROPERTIES. Rental units are usually rented on a month-to-month basis, but longer term leases are used in some circumstances. The average rental period for a tenant is approximately 1.5 years. This average is comprised of business tenants who tend to lease space for longer periods (approximately 2-3 years) and residential customers who tend to lease space for shorter periods (approximately 6 months to a year). Rental income from leased space constitutes the primary revenue from such facilities, but additional revenues are received from incidental services rendered at the facilities, such as lock and box sales and truck rentals. Rental rates vary substantially depending on the size of the storage space and the facility location and quality of the facility. In addition, self-storage facilities range considerably in size. Of the facilities owned by the Company, the smallest facility is approximately 30,000 square feet, while the largest facility is approximately 300,000 square feet. Storage units within a facility typically range from 25 to 360 square feet of storage area. Smaller units are usually leased to individuals for consumer goods, while large spaces are frequently leased to business and commercial users.

     OFFICE AND BUSINESS PARKS. The Company currently owns two business parks, both of which are located near Tacoma, Washington. The Fife Business Park, which was built in 1977 and acquired in 1984 by one of the partnerships included in the Consolidation, has approximately 64,000 net rentable square feet on 4 acres. The Tacoma Interstate Business Park, which was built in 1979 and acquired in 1987 by one of the partnerships included in the Consolidation, has approximately 128,000 net rentable square feet on 12 acres.

Item 3  Legal Proceedings

     There are no legal proceedings pending to which the Company is a party that are likely to have a material adverse impact on the Company's operations.

Item 4  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders during the fourth quarter of 1994.

                                   PART II

Item 5  Market for the Registrant's Common Equity and Related Stockholder
Matters

     Market prices for the shares of Shurgard Class A Common Stock are reported on the Nasdaq National Market. The Class A Common Stock began trading under the symbol "SHUR" on March 28, 1994 and is currently owned by approximately 43,000 shareholders. The table below sets forth for the fiscal periods indicated the high and low sale prices per share of Shurgard Class A Common Stock on the Nasdaq National Market as reported in published financial sources, and dividends declared. For current price information, the Company shareholders are urged to consult publicly available sources.

                                              Price Per Share of
                                               Shurgard Class A
                                                 Common Stock
                                             -----------------     Dividends
1994                                          High        Low     Declared<F1>
-------------                                ------      ------   ------------
First Quarter (beginning March 28, 1994)      $23.75      $22.00      $--
Second Quarter                                 24.25       21.00      .14<F2>
Third Quarter                                  23.25       20.50      .44
Fourth Quarter                                 23.00       17.75      .44

<F1> Dividends are declared quarterly by the Company's Board of Directors based on financial results for the prior quarter. All 1994 dividends are treated as ordinary income to stockholders for Federal tax purposes.
<F2> The  second  quarter dividend reflects one month of operations  for  the original portfolio of assets.

     Holders of shares of Company Common Stock are entitled to receive distributions when, as and if declared by the Company's Board of Directors out of any assets legally available for payment. The Company is required to distribute annually to its shareholders at least 95% of its "REIT taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income.

Item 6  Selected Financial Data

     The following selected consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K.

                                                      Predecessor <F1>               Company
                                       ------------------------------------------    --------
                                                                           Period    At or
                                                                            from      for
                                                                           Jan. 1   for year
                                        At or for year ended December 31,     to      ended
                                       ---------------------------------   March 1,  Dec. 31,
                                        1990      1991     1992     1993     1994      1994
                                       ------    -----    -----    -----    -----     -----
(in thousands, except per share data)
Operating Data:
 Operating revenues                     $55,524  $60,767  $67,073  $72,310  $12,363   $66,921
 Earnings                                16,289   20,411   22,055   18,284   34,286    17,821
 Net income per common share<F3>          30.39    38.08    41.15    34.08    63.97      1.05
 Dividends declared per common share<F3>  51.09    60.45    56.71    59.57   732.05      1.02<F4>
Balance Sheet Data:
 Total assets                           425,408  416,085  400,182  393,982  391,685   493,390
 Total borrowings                        22,201   24,430   24,365   26,016      ---   167,137

<F1> The Predecessor information reflects the combination of the 17 partnerships included in the Consolidation.
<F2> Operating data for the Company for the year ended December 31, 1993 are not included as they are de minimis.
<F3> Predecessor "per share" information is net income and distributions per limited partner unit. Distributions for the period from January 1, 1994 to March 1, 1994 include the liquidating distribution made in connection with the Consolidation.
<F4> Does not include the dividend of $.44 per share declared in January 1995 based on financial results for the quarter ended December 31, 1994.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company is one of the largest operators of self-storage properties in the United States. It owns directly and through joint ventures 161 operating self-storage properties, containing approximately 10.7 million net rentable square feet, located in 22 major metropolitan areas in 19 states. Self-storage properties offer low-cost, easily accessible storage space for personal and business uses. The Company's investment objectives are to maximize shareholder value by increasing funds from operations through internal growth and through the acquisition and development of additional self-storage properties. The Company believes that its access to capital markets, the experience of its management team in acquiring, developing, and operating self-storage properties, its geographic diversification and its emphasis on quality will enhance its ability to achieve this objective. During 1994, the Company has expanded its portfolio of real estate properties and real estate based investments through the use of debt capital. The Company expects to obtain capital for future growth from additional indebtedness, future offerings of its equity securities and retained cash flow.

LIQUIDITY AND CAPITAL RESOURCES
     ACQUISITION OF ORIGINAL PORTFOLIO.  On March 1, 1994 (the Acquisition
Date), the Company completed the acquisition of 17 publicly held limited partnerships administered by Shurgard Incorporated (the Management Company) as a means of assembling an initial portfolio of real estate investments. The Company acquired the assets, subject to existing liabilities, of each of the partnerships for an aggregate cost of $387.4 million. The acquisition was funded by the issuance of 16,983,728 shares of Company Common Stock and $67.1 million in borrowings from a financial services company. Real estate assets acquired consisted of 134 self-storage centers and two business parks located in 17 states, as well as interests in two joint ventures owning an additional five storage centers.

     REFINANCING OF EXISTING DEBT. On June 9, 1994, the Company refinanced substantially all of its existing debt through a debt purchase transaction with Nomura Asset Capital Corp., a subsidiary of Nomura Securities International, Inc. The $122.6 million of indebtedness, secured by certain real estate, has a seven year term, a fixed rate equal to 8.28% and requires monthly payments of interest only until maturity. The Company paid $1.8 million in fees for this seven-year loan. The following table summarizes the uses of proceeds from this loan:

Repayment of Consolidation debt                            $104,600,000
Repayment of other debt                                      14,156,000
Loan fees and closing costs                                   2,371,000
Net proceeds                                                  1,453,000
                                                           ------------
  Loan proceeds                                            $122,580,000
                                                           ============

     Repayment of other debt represents retirement of notes assumed from the Predecessor in connection with the Consolidation. In connection with this transaction, the Company incurred a $1.2 million loss on early retirement of debt due to the write off of unamortized loan fees. The refinancing provides the Company with stabilized debt service costs and greater flexibility for future growth.

     ESTABLISHMENT OF FIRST REVOLVING CREDIT FACILITY. In August 1994, the Company entered into an agreement with a bank group to establish a revolving credit facility for up to $50 million, secured by real estate. The actual amount available on this credit facility is a function of the quarterly performance of secured properties and the quarterly interest rate. Interest on each draw is payable monthly at either the bank's prime rate or LIBOR plus 200 basis points and can be fixed for various periods at the Company's option. The commitment fee for the original two-year revolving period was $375,000 and, upon the expiration of such period, for an additional fee of
37.5 basis points of the amount outstanding, the Company may extend any outstanding balance for a one-year term. The Company intends to use funds available from this credit facility to finance the future acquisition and development plans.

     ESTABLISHMENT OF SECOND REVOLVING CREDIT FACILITY. Additionally, in December 1994, the Company entered into an agreement with a financial services company to provide a second $50 million two-year revolving credit facility. The actual amount available on this credit facility is a function of the quarterly performance of secured properties and the quarterly interest rate. This credit facility is secured by real estate, bears interest at LIBOR plus 175 basis points, and requires a draw fee equal to 25 basis points of the amount drawn. The commitment fee for the two-year period was $500,000. The Company intends to use funds available from this credit facility to finance the future acquisition and development plans.

     ACQUISITION OF TWENTY STORAGE CENTERS. On September 1, 1994, the Company purchased 20 storage centers from an unaffiliated storage operator based in Raleigh, North Carolina for an aggregate purchase price of $34 million. These centers were financed with $30 million from the Company's first credit facility, a $1 million note to the seller and $3 million in cash. The interest rate on the $30 million loan was 7.33% from September 1, 1994 to March 1, 1995 and is 8.2% from March 1, 1995 to June 1, 1995, at which time it will adjust again. This acquisition gives the Company a significant presence in the Raleigh market as well as expanding its presence in Richmond, Washington DC and Virginia Beach. The new properties acquired by the Company were 98% occupied with average rent per square foot of $7.34 as of June 30, 1994. The average age of these properties was 7.6 years. Selected information regarding the location and size of these newly acquired centers is as follows:

    Metropolitan               No. of      No. of              No. of
    Area                       Stores      Units              Sq. Ft.
    --------------------       ------      ------            --------
    Washington DC.               7          2,399             252,807
    Raleigh, NC                  5          1,567             195,130
    Richmond, VA                 3            926             105,225
    Virginia Beach, VA           4          1,196             147,550
    Charlottesville, VA          1            300              31,600
                                ----       ------            --------
                                 20         6,388             732,312

     INVESTMENT IN TENNESSEE JOINT VENTURES The Company has entered into three joint ventures with three partnerships, managed by a storage operator and developer, to develop three properties in the Nashville, Tennessee metropolitan area. The Hermitage center opened March 1, 1995, the Medical Center storage facility is expected to open in early 1995 and the Franklin Center is expected to open in late 1995. All current investments in these joint ventures have been funded through operating cash flow. The following is a summary of each investment and the amounts of any construction loan guarantees which represent the Company's pro rata portion of each joint venture's debt.

               Square  Investment    Amount   Investment  Venture     Loan
Project Name    Feet      Date      Invested  Committed   Interest Guarantee
--------------  ------  ---------  --------     --------    -----  ---------
Hermitage       67,700  July 1994  $640,000     $640,000    50.0% $1,110,700
Medical Center  59,700  Nov. 1994   600,000      600,000    67.0%    833,500
Franklin        55,000  Jan. 1995   962,000    2,500,000    91.2%        ---

     INVESTMENT IN BENELUX STORAGE OPERATIONS. The Company has committed to invest up to $5.7 million in Benelux SCS, a Belgian societe en commandite simple (an entity similar to a limited partnership) that will own and operate self-storage properties in the Benelux region of Europe. The Company has acquired interests in Benelux SCS similar to that of general and limited partnership interests. Through its entitlement to a majority of the seats on the board, the Company currently has authority to direct the business affairs of Benelux SCS. Its percentage interest in economic benefits from this partnership will be determined based on its percentage of total contributed capital. As of the date of this Annual Report on Form 10-K, the Company has contributed approximately $2.4 million in exchange for equity interest in Benelux SCS. The funding for this investment was obtained from the Company's cash flow from operations.

     INVESTMENT IN PARTICIPATING MORTGAGES. On December 14, 1994, the Company paid $11.3 million and committed an additional $1.7 million for investment in two 10-year participating mortgage loans that are nonrecourse to the borrower and are secured by real estate, including four storage centers and office/warehouse space located in the Washington, DC metropolitan area. The four storage centers have in aggregate 207,000 square feet of rentable space in 1,917 units. They currently average 88% occupancy and the average annual rent per square foot for 1994 was $9.82. The warehouse/office space totals 28,340 square feet, is fully occupied and provides rent of $21,000 monthly. All four centers have been managed by the Management Company for 1.5 years and, under the loan agreement, will continue to be managed by the Management Company. The Company will receive interest at 8% per annum plus 50% of both operating cash flow and distributions from the sale of real property. The Company has options to purchase the properties at established prices, generally exercisable in five years and extending until maturity of the loans. The Company funded this investment through a $12 million draw on its first revolving credit facility, which bears interest at 8.89% until June 8, 1995. Thereafter, it will adjust based on the bank's prime rate or 200 basis points above LIBOR.

     APPROVAL OF MERGER WITH MANAGEMENT COMPANY. In December 1994, the Board of Directors executed a Merger Agreement with the Management Company in order to become self-administered and self-advised. At a special meeting on March 21, 1995, the stockholders voted to approve the acquisition of the Management Company and the transaction closed March 24, 1995. Through the Merger, the Company has internalized the expertise and experience of the Management Company's personnel, which cover all aspects of the self-storage business. Additionally, the Company has acquired rights to the Shurgard name as well as proprietary operating and computer systems

     As of March 24, 1995, due to the consummation of the Merger, the Company no longer pays management or advisory fees. Instead, the Company will incur the actual expenses currently incurred by the Management Company, including personnel expenses related to approximately 600 Management Company employees. Additionally, the Company will receive property management fees and other revenues paid by affiliated and unaffiliated entities for services previously performed by the Management Company.

     FUTURE ACQUISITION AND DEVELOPMENT PLANS. The Company's Board of Directors has approved a growth plan for 1995. Due to the increased competition for acquisitions in the storage market and the Company's focus on maintaining its high quality standards and consistent building design to develop brand awareness, this plan focuses primarily on the development of new storage centers in markets in which the Company currently operates. Management believes that its substantial experience in the development of storage centers will aid in the development portion of its growth plan. Management generally does not anticipate cash flow in excess of interest expense on development projects for at least the first year of operations, and the timing of positive cash flow cannot be predicted as it is based on a number of factors including length of construction and timing of opening dates. Management does not expect this period of rent-up to have a significant effect on dividends in 1995. The Company has purchased one parcel of land in Texas, has several development sites in the final stages of due diligence, and is evaluating a number of other development sites. Additionally, the Company intends to explore possible developments through joint ventures with quality local storage developers and operators as a means of entering new markets and gaining access to local expertise in these new markets. Despite the competition for acquisitions, the Company will pursue selective acquisition of quality projects during 1995, especially those acquisitions that provide a strategic advantage to the Company.

     SHORT-TERM AND LONG-TERM LIQUIDITY. As of December 31, 1994, the Company's ratio of debt to total assets was 34%. The Company's total debt at December 31, 1994 was $167 million with a weighted average interest rate of 8.16%. Because $125 million of the Company's debt is fixed rate, the effect of increases in variable rate debt are limited; rising rates caused the Company's weighted average interest rate to rise to 8.32% in March 1995. Variable rate debt totaling $42 million will adjust again in June 1995. In addition to affecting interest expense, rising interest rates may also limit the amount available to the Company under its credit facilities due to certain restrictive covenants. Despite fluctuations in interest rates, Management believes it will be able to raise sufficient debt or equity capital to fund its growth plan.

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for debt service payments until maturity as well as for dividend payments in accordance with REIT requirements. The Company anticipates refinancing outstanding debt upon maturity through long-term debt or equity or some combination thereof. Cash provided by operating activities for the ten months of operations ended December 31, 1994 was $29.3 million. Working capital reserves at December 31, 1994 were $5.7 million and dividends declared by the Company through December 31, 1994 total $1.02 per share. Subsequent to the end of the year, the Company declared a dividend of $0.44 per share related to earnings for the fourth quarter of 1994 and a second dividend of $0.46 per share related to earnings for the first quarter of 1995. In order to maintain its REIT status, the Company is required to distribute all 1995 earnings and profits as well as all cumulative earning and profits acquired in connection with the acquisition of the Management Company. Management does not believe that its regular quarterly dividends will be sufficient to meet these requirements. Accordingly, Management expects to make a special distribution during 1995 to the extent it is necessary to meet those requirements.

     REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS. As a REIT, the Company is not required to pay federal income tax on annual taxable income that it currently distributes to its shareholders, provided that the Company distributes an amount equal to at least 95% of its taxable income. Such distributions must be made in the taxable year to which they relate or in the following taxable year if declared before the REIT timely files its tax return for such years and is paid on or before the first regular dividend payment date after such declaration. The Company's first distribution in 1995 will be partially applied towards the Company's 1994 distribution requirement.

     In connection with the Merger, the accumulated earnings and profits of the Management Company were carried over to the Company for tax purposes. In order to maintain its REIT qualification, the Company is required in 1995 to distribute to its shareholders an amount necessary to eliminate such accumulated earnings and profits. The actual amount distributed and the timing of the distribution or distributions in 1995 will depend on the final determination of the Management Company's accumulated earnings and profits immediately prior to the Merger.

     As a REIT, the Company must derive at least 95% of its total gross income from specified classes of income related to real property, dividends, interest or certain gains from the sale or other disposition of stock or other securities. The Company's revenues from truck rentals, sales of locks and boxes and management services performed for owners of other properties do not qualify under this 95% gross income test. The Company estimates that such nonqualifying income will be approximately 4.9% of gross revenue in 1995 and will be approximately 5.7% of gross revenue in subsequent years, thereby failing the 95% test. The Company plans to acquire additional properties and develop new properties to reduce the percentage of nonqualifying income. There can be no assurance, however, that acquisitions and development activities will occur on such a scale or within such time periods that nonqualifying income will meet the 95% test for future years. Accordingly, the Company may be required to defer or reduce its income from its third-party management services to avoid terminating its REIT qualification.

RESULTS OF OPERATIONS
     MARCH 1, 1994 THROUGH DECEMBER 31, 1994. The Company operates a professionally managed real estate portfolio consisting primarily of self-storage properties that provide month-to-month leases for business and personal use. Income before extraordinary item for the period was $19 million, or $1.12 per share, reflecting ten months of consolidated operations for 139 storage centers and two business parks and four month of operations for the 20 newly purchased storage properties. The following table shows, by state, certain information regarding the Company's portfolio of self-storage properties.

                 Percentage of Portfolio    Year-to-date 1994
                  Based on Original Cost   Annualized Property
                     At Dec. 31, 1994          Performance
    California             15.2%                  11.1%
    Florida                 5.8                   10.7
    New York                5.4                   12.7
    Texas                  14.6                   10.8
    Virginia                9.0                    9.3
    Washington             20.2                   11.6
    Other                  29.8                   12.0
    Total                 100.0%

     This table indicates geographic diversity and earnings as a percentage of historical cost. Performance measures are annualized to allow comparisons between periods. The annualized property performance percentages are determined by dividing the annualized property level net operating income (rental revenue less operating expenses, real estate taxes and management fees) for the ten months ended December 31, 1994 by the original acquisition cost. This performance is not necessarily indicative of what the actual property performance percentages for the full year will be. Net operating income is not reduced by depreciation or certain general and administrative expenses; had it been, the percentages would be lower. This performance measure should not be construed as a yield or return on investment.

     YEAR ENDED DECEMBER 31, 1994 COMPARED TO 1993. Rental revenues for the year ended December 31, 1994 (including two months of Predecessor operations from January 1, 1994 to the Acquisition Date) rose 9.5% or $6.8 million compared to the same period in 1993 for the Predecessor. Approximately $1.8 million or 26% of this increase is related to the 20 storage centers recently acquired. The remaining 74% of the increase is attributable to rising rental rates and occupancies for the original portfolio of assets. Rental rates for the original real estate portfolio increased 5.2% from $7.84 per square foot for 1993 to $8.25 for 1994. The average occupancy for the same stores rose from 87% for the year ended 1993 to 89% for 1994.

     Income from operations rose 14% or $3.85 million, after a 7% increase in expenses. Expense increases include an 11% rise in operating expense resulting from the addition of twenty new centers on September 1, 1994, as well as increases in repair and maintenance and insurance premiums. The Management Company intensified its comprehensive inspection program aimed at identifying and making necessary property repairs during 1994. These repairs are important to maintaining the Company's quality image in the market place, as well as protecting the Company's real estate assets. Rising insurance premiums reflect industry increases in property insurance premiums due to the recent series of natural disasters in the United States and losses incurred by the Shurgard properties in 1992 and 1993. Additionally, general and administrative expenses from January 1, 1994 to the Acquisition Date for the Predecessor included certain expenses related to the liquidation of the Partnerships including audit, tax and legal fees. State taxes for the Predecessor were also high for the two months of 1994 due to the tax gains resulting from the sale of assets.

     The Predecessor financial statements for the period from January 1, 1994 to the Acquisition Date and for the year ended December 31, 1993 include various nonrecurring items related to the Consolidation and liquidation of the seventeen partnerships which comprise the Predecessor; these include the gain incident to the Consolidation and related incentive management fees, litigation, hostile takeover defense and transaction costs. The Company's debt at December 31, 1994 is $141 million higher than the Predecessor's debt at December 31, 1993. This additional debt is reflected in the Company's interest expense and earnings for the year ended December 31, 1994. Certain of the limited partners of the partnerships included in the Consolidation elected to take cash and liquidate their investment. The Company borrowed the $67 million required for these cash payments as well as approximately $20 million to pay liabilities related to the Consolidation which were assumed from the Predecessor and approximately $10 million to cover loan closing costs and establish cash reserves. Interest on the $97 million for the year ended December 31, 1994 is $6.7 million. Additionally, as a result of the Consolidation, the majority of the debt held by the partnerships, including short-term debt at relatively low interest rates, had to be refinanced at a slightly higher rate (8.28%). The Company also borrowed $30 million in connection with the acquisition of the 20 storage centers on September 1, 1994 and $12 million in connection with an investment in participating mortgages on December 14, 1994; interest on this $42 million was $806,000.

     YEAR ENDED DECEMBER 31, 1993 COMPARED TO 1992. Predecessor rental revenues for the year ended December 31, 1993 rose 7.8% or $5.2 million compared to the same period in 1992 due to rising rental rates and occupancies. Rental rates increased 2% from $7.68 per square foot for 1992 to $7.84 for 1993. The average occupancy for the same stores rose from 86% for the year ended 1992 to 87% for 1993.

     Income from operations rose 12% or $3.0 million after a 5% increase in expenses. Expense increases include an 8% rise in operating expense resulting from increases in personnel and utilities. Additionally, management fees rose from 1992 to 1993 due to a contractual increase in the incentive management fees paid by one of the partnerships that comprise the Predecessor. The Company does not pay any comparable incentive management fees.

     The Predecessor financial statements for the year ended December 31, 1993 include litigation, hostile takeover defense and transaction costs related to the Consolidation and liquidation of the seventeen partnerships.

     PRO FORMA RESULTS OF OPERATIONS. As the Company did not begin operating the properties until March 1, 1994 and the Predecessor information is not comparable for reasons discussed above, management believes that the pro forma information included below is necessary to provide more meaningful comparative information for the year ended December 31, 1994.

     Pro forma information for 1993 and 1994, prepared as if the Company had owned its original portfolio of real estate and its current debt was outstanding for the entire period (note that 1994 information for all stores includes four months of operating activity for the 20 storage centers acquired on September 1, 1994 while 1994 information for same stores does not), is as follows:

                                         Twelve Months Ended December 31,
                                       -----------------------------------
                                        All Stores  Same Stores
                                           1994         1994        1993
                                        ----------  ----------   ----------
Pro forma rental revenues               $   79,284  $   77,353   $   72,310
Pro forma net operating income          $   48,728  $   47,495   $   44,087
Pro forma net income before
     extraordinary item 1               $   21,917  $   21,821   $   19,095
Pro forma net income before
     extraordinary item per share<F2>   $     1.29  $     1.28   $     1.12
Funds from operations (FFO)<F1><F3>     $   35,491  $   35,048   $   31,665

<F1> Assumes the Company's fixed rate seven-year debt (8.28%) was outstanding during the entire period.
<F2> Assumes 16,983,887 shares of the Company's common stock were outstanding during the entire period.
<F3> Funds from Operations (FFO) are calculated as earnings plus depreciation and amortization minus certain non-recurring revenue plus non-recurring expenses.

     Net income before extraordinary item for 1994 for all stores, increased by 14.8% to $21.9 million from $19.1 million for 1993. Net income before extraordinary item for 1994 for same stores, increased by 14.3% to $21.8 million. These trends are primarily a reflection of rising rental rates and occupancy as discussed above, but eliminate the inconsistent structure of the Predecessor. Funds from operations (FFO) is used by many financial analysts in evaluating REITs. FFO, as used by the Company, is net income before extraordinary items, depreciation, and amortization, plus or minus certain non-recurring revenues and expenses. FFO should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance or cash flow from operating activities (determined in accordance with GAAP), or as a measure of liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. FFO for 1994 for all stores increased 12.1% to $35.49 million. FFO for 1994 for same stores increased by 10.7% to $35.05 million, from FFO of $31.67 million, for 1993.

Item 8  Financial Statements and Supplementary Data

     The financial statements of the Company at and for the year ended December 31, 1994, the financial statements of the Predecessor at December 31, 1993 and for the two years then ended and the period from January 1, 1994 to March 1, 1994, and the report of Deloitte & Touche LLP, independent auditors, are included elsewhere herein. Reference is made to the Index of Financial Statements and Schedules in Item 14.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                  PART III

Item 10  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are as follows:

Name                    Age   Positions and Offices with the Company
---------------         ----  --------------------------------------------
Charles K. Barbo         53   Chairman of the Board, President and Chief
                                Executive Officer
Harrell L. Beck          38   Director, Senior Vice President, Chief
                                Financial Officer and Treasurer
Dan Kourkoumelis         44   Director
Donald W. Lusk           67   Director
Wendell J. Smith         62   Director
David K. Grant           41   Executive Vice President
Michael Rowe             38   Executive Vice President
Kristin H. Stred         36   Senior Vice President, Secretary and General
                                Counsel

     Charles K. Barbo has been involved as a principal in the real estate investment industry since 1969. Mr. Barbo is one of the co-founders of the Management Company, which was organized in 1972 to provide property management services for self-storage facilities and other real estate and commercial ventures. Prior to the Merger, he served as Chairman of the Board and President of the Management Company. Upon the consummation of the Merger, he was named Chairman of the Board, President and Chief Executive Officer of the Company pursuant to the Merger Agreement. Mr. Barbo is a graduate of the Owner/President Management Program of Harvard Business School, holds a Bachelor of Arts degree in history from the University of Washington, and is a licensed real estate broker and a licensed securities principal and salesman. He is an alumnus of the Young Presidents Organization.

     Harrell L. Beck has served as a director of the Company and as its Chief Financial Officer and Treasurer since July 1993. Prior to closing of the Merger, Mr. Beck also served as the Company's President. He was named Senior Vice President of the Company upon the closing of the Merger. Mr. Beck also served as the Chief Financial Officer and Treasurer of the Management Company. He joined the Management Company in April 1986 as the Eastern Regional Vice President and, in 1990, became its Chief Financial Officer and, in 1992, its Treasurer. Prior to joining the Management Company, Mr. Beck was a manager with Touche Rose & Co., where he was employed for approximately six years providing services primarily to clients in the real estate and aerospace industries. Mr. Beck has a Bachelor of Arts degree in Business Administration from Washington State University and is a member of the American Institute of Certified Public Accountants and the Washington Society of Certified Public Accountants.

     Dan Kourkoumelis has served as a director of the Company since March 1994. He is the President, Chief Operating Officer and a director of Quality Food Centers, Inc. (QFC), a publicly held corporation that operates the largest independent supermarket chain in the Seattle area. Mr. Kourkoumelis joined QFC in 1967 and has held a variety of positions since then. He served as Executive Vice President from 1983 to 1987, when he also became Chief Operating Officer, and became President in 1989 and a director in 1991. Mr. Kourkoumelis has a Bachelor of Arts degree in Marketing from the University of Washington.

     Donald W. Lusk has served as a director of the Company since March 1994. He is the President of Lusk Consulting Group, which is engaged in general management consulting, as well as the formation and delivery of management development programs in the US and Canada. From 1974 to 1991, Mr. Lusk was Regional Managing Partner of Management Action Programs in the Pacific Northwest. Mr. Lusk has a Bachelor of Arts degree from Pomona College. He currently serves as director of G.T. Development Corporation. He has previously served as a director of Robert E. Bayley Construction Company, Management Action Programs, Inc., The Bekins Company, California Pacific National Bank, I.C.X. Corporation, Laguna Manufacturing Company, Ormand Industries and Pacific United Services Corporation and was Chairman of the Board of the School of Business and Economics Advisory Board of Seattle Pacific University.

     Wendell J. Smith has served as a director of the Company since March 1994. Mr. Smith is also currently a director of Franchise Finance Corporation of America. He has previously served on the Western and National Advisory Boards for FNMA and the Advisory Board of the Center for Real Estate Research at the University of California. He retired in 1991 from the State of California Public Employees Retirement System (Calpers) after 27 years of employment, the last 21 in charge of all real estate equities and mortgage acquisitions for Calpers. During those 21 years, Calpers invested over $8 billion in real estate and mortgages. In 1991, Mr. Smith established W.J.S. & Associates, which provides advisory and consulting services for pension funds and pension fund advisors.

     David K. Grant has served as the Company's Executive Vice President and the Director of Real Estate Investment since July 1993. Mr. Grant joined the Management Company in November 1985 as Director of Real Estate Investment and continued to serve in that capacity until the Merger. He also served as an Executive Vice President of the Management Company. Mr. Grant was previously a manager with Touche Rose & Co., where he was employed for approximately 10 years providing financial consulting, accounting and auditing services primarily to clients in the real estate, construction and engineering industries. Mr. Grant has a Bachelor of Arts degree in Business Administration and a Bachelor of Science degree in Accounting, both from Washington State University.

     Michael Rowe has served as the Company's Executive Vice President and the Director of Storage Operations since July 1993. Prior to the Merger, he served as the Executive Vice President and Director of Storage Operations of the Management Company. Prior to his employment with the Management Company, he was employed with Touche Rose & Co., where he participated in independent audits of major real estate syndication, development and management companies in the Pacific Northwest. He became Controller of the Management Company in 1982 and Vice President and Treasurer in 1983. In 1987, Mr. Rowe was named Director of Storage Operations of the Management Company. Mr. Rowe has a Bachelor of Arts degree in Business Administration from Washington State University.

     Kristin H. Stred has served as the Company's Secretary and General Counsel since July 1993. She was named Senior Vice President of the Company upon the closing of the Merger. Ms. Stred joined the Management Company in July 1992 and until the Merger served as Secretary and General Counsel. She was previously an attorney with The Boeing Company from October 1991 to July 1992 and Assistant General Counsel with King Broadcasting Company from July 1987 to September 1991. Ms. Stred has a Bachelor of Arts degree with honors in general studies from Harvard University and a J.D. from Harvard Law School. She is a member of the Washington State Bar Association, is a former president of Washington Women Lawyers and is a member of the Executive Committee of the Corporate Law Department Section of the Washington State Bar Association.

Section 16 Reporting

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the Commission). Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Mr. Grant filed a late report on Form 4 with respect to a purchase of shares on behalf of his grandfather. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the 1994 fiscal year all other filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with by such persons.

Item 11  Executive Compensation

Compensation Summary

     The following table sets forth the compensation for services rendered during the fiscal years ended December 31, 1994 and 1993, for Charles K. Barbo, who was appointed Chairman of the Board, President and Chief Executive Officer of the Company in connection with the Merger, and for the four other most highly compensated executive officers of the Company following the Merger. Although certain of the individuals named below served as directors or officers of the Company prior to the Merger, they did not receive any cash compensation for such services from the Company but instead were compensated by the Management Company. Accordingly, all dollar amounts shown were paid by the Management Company and, except as indicated otherwise, all options shown were options to purchase shares of common stock of the Management Company (the Management Company Common Stock).

                         Summary Compensation Table
                                                                              Long-Term
                                                 Annual Compensation         Compensation
                                          ----------------------------------  ----------
                                                                                 Shares        All Other
                                                                               Underlying     Compensation
                                           Year       Salary($)   Bonus($)<F1> Options(#)       ($) <F2>
                                          ------      ---------- -----------   ----------     ------------
Charles K. Barbo                            1994        $155,000      $30,000           --         $200
  Chairman, President and Chief             1993        $150,000      $25,000           --       $2,316
  Executive Officer
Michael Rowe                                1994        $103,000      $24,000    2,000<F3>       $7,043
  Executive Vice President and Director     1993        $100,000       30,340   10,000<F4>       $8,999
  of Storage Operations
David K. Grant                              1994        $103,000      $24,000    2,000<F3>       $5,888
  Executive Vice President and Director     1993        $100,000       15,000   10,000<F4>       $7,844
  of Real Estate Investment
Harrell L. Beck                             1994         $80,000      $24,000    2,000<F3>       $1,217
  Director, Senior Vice President,          1993         $75,000      $15,000   10,000<F4>       $1,217
  Chief Financial Officer and Treasurer
Kristin H. Stred                            1994         $80,000      $24,000    2,000<F3>       $1,057
  Senior Vice President, General            1993         $75,000      $15,000    7,500<F4>       $1,057
  Counsel and Secretary

<F1> Includes bonus awards earned pursuant to the terms of discretionary bonus, incentive compensation and profit-sharing arrangements.
<F2> For the year ended December 31, 1994, includes employer matching contributions made by the Management Company under its Employee Retirement Savings Plan of $200 per person, with respect to each of Messrs. Rowe and Grant, $5,688 relating to interests in Management Company cash distributions from investments in certain partnerships, and with respect to Messrs. Rowe, Beck, and Stred there were payments of $1,017, $1,155, and $887, paid annually towards insurance premiums on an executive disability plan.
<F3> Represents options to purchase shares of the Company's Class A Common
     Stock (the Class A Common Stock) granted by the Company.
<F4> All Management Company options were exercised prior to the Merger.

Option Grants

     The following table sets forth certain information regarding options to purchase shares of Class A Common Stock granted during the fiscal year ended December 31, 1994, to the individuals for whom compensation is reported in this Annual Report on Form 10-K. Such individuals were not granted any options to purchase shares of Management Company Common Stock during the fiscal year ended December 31, 1994.

                                      Option Grants in Fiscal 1994
                                                                           Potential Realizable
                                                                                 Value at
                                       Percent                             Assumed Annual Rate
                            Number     of Total                               of Stock Price
                          of Shares    Options                               Appreciation for
                          Underlying   Granted     Exercise                  Option Term <F3>
                           Options    in Fiscal     Price     Expiration  ----------------------
Name                   Granted (#)<F1> Year<F2>   ($/Share)      Date        5%($)      10%($)
-------------------    -------------   --------   ---------   ---------    ---------- ----------
Charles K. Barbo              --          --          --          --          --          --
Michael Rowe                2,000        25%        $18.90     3/17/04     $23,772     $60,243
David K. Grant              2,000        25%        $18.90     3/17/04     $23,772     $60,243
Harrell L. Beck             2,000        25%        $18.90     3/17/04     $23,772     $60,243
Kristin H. Stred            2,000        25%        $18.90     3/17/04     $23,772     $60,243

<F1> Options were granted at the fair market value on the date of grant, which was the per share value of the value of the partnership assets included in the consolidation (the Consolidation) of the 17 publicly held limited partnerships that constituted the Company's initial portfolio of real estate investments, less liabilities. Each option vests in annual installments of 20%, commencing on the first anniversary of the date of grant.
<F2> The Company did not have any employees during the fiscal year ended
     December 31, 1994. As shown in this table, option grants were made to officers of the Company.
<F3> The dollar amounts under these columns are the result of calculations at assumed rates of appreciation of 5% and 10% and are not intended to forecast future appreciation. No value will be realized if the stock price does not exceed the exercise price of the options.

Option Exercises and Year-End Values

     The following table sets forth certain information as of December 31, 1994, regarding options to purchase shares of Management Company Common Stock held by the individuals for whom compensation is reported in this Annual Report on Form 10-K. None of such individuals exercised any options during the fiscal year ended December 31, 1994.

                   Aggregated Fiscal 1994 Year-End Values
                       for Management Company Options
                      Total Number of Securities       Value of Unexercised
                        Unexercised Options at         In-the-Money Options
                          Fiscal Year-End(#)        at Fiscal Year-End($)<F1>
                      --------------------------   ---------------------------
Name                  Exercisable  Unexercisable   Exercisable   Unexercisable
-------------------   -----------  -------------   -----------    ------------
Charles K. Barbo       --             --             --             --
Michael Rowe           5,333          18,667         $27,450        $80,268
David K. Grant         2,666          17,334         $13,455        $73,205
Harrell L. Beck        5,333          17,667         $27,450        $76,079
Kristin H. Stred       --             7,500          --             $31,050

<F1> The value was calculated by multiplying the number of shares of
     Management Company Common Stock issuable upon exercise of the options by the number of shares of Class A Common Stock each share of Management Company Common Stock will be converted into in the Merger (assuming 1,549,409 shares of Class A Common Stock are issued at the closing of the Merger, including 1,266,837 newly issued shares and 282,572 share previously owned by the Management Company), multiplying the result by the closing price of the Class A Common Stock on December 31, 1994, and deducting the aggregate exercise price of the options from the result. All Management Company options (whether exercisable or unexercisable as of December 31, 1994) were exercised prior to the Merger. Shares acquired on exercise were converted into the Merger consideration.

     The following table sets forth certain information as of December 31, 1994, regarding options to purchase shares of Class A Common Stock held by the individuals for whom compensation is reported in this Annual Report on Form 10-K. None of such individuals exercised any options during the fiscal year ended December 31, 1994.

                   Aggregated Fiscal 1994 Year-End Values
                          for Shurgard REIT Options
                      Total Number of Securities       Value of Unexercised
                        Unexercised Options at         In-the-Money Options
                          Fiscal Year-End(#)        at Fiscal Year-End($)<F1>
                      --------------------------   ---------------------------
Name                  Exercisable   Unexercisable  Exercisable   Unexercisable
-------------------   ------------  -------------  -----------   -------------
Charles K. Barbo       --             --             --             --
Michael Rowe <F2>      --             2,000          --             $3,700
David K. Grant <F2>    --             2,000          --             $3,700
Harrell L. Beck <F2>   --             2,000          --             $3,700
Kristin H. Stred <F2>  --             2,000          --             $3,700

<F1> This amount is the aggregate number of outstanding options multiplied by the difference between the fair market value of Class A Common Stock as of December 31, 1994, minus the exercise price of such options.
<F2> On March 17, 1995, 400 shares out of the 2,000 shares issues became exercisable.

Director Compensation

     Each non-employee director receives $12,000 per year plus $1,000 for each board meeting or committee meeting attended. Additionally during 1994, each non-employee director received $6,000 for their participation in the evaluation of the Merger. Each non-employee director was issued options 400 Class A common shares at $22.93 per share under the Stock Option Plan for Nonemployee Directors.

Item 12  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 24, 1995, certain information with respect to the beneficial ownership of shares of the Company's Common Stock by (i)each director of the Company, (ii)each of the Company's executive officers for whom compensation is reported in this Annual Report on Form 10-K, and (iii)all directors and executive officers of the Company as a group. Except as otherwise noted, the Company believes that the beneficial owners of the shares of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares. As of March 24, 1995, to the Company's knowledge no shareholder beneficially owned more than 5% of the shares of Class A Common Stock.

                                                     Amount and Nature of     Percent of
Name of Beneficial Owner         Title of Class      Beneficial Ownership       Class
----------------------------  -------------------   ---------------------      ----------
Charles K. Barbo              Class A Common Stock    612,810<F1><F2>             3.4%
1201 Third Avenue, Suite 2200 Class B Common Stock     76,529<F3>                49.5%
Seattle, WA  98101

Arthur W. Buerk               Class A Common Stock    354,868<F1>                 1.9%
3831 49th N.E.                Class B Common Stock     76,529<F3>                49.5%
Seattle, WA  98105

Michael Rowe                  Class A Common Stock     68,888<F1><F4>               *
David K. Grant                Class A Common Stock     53,010<F1><F5>               *
Harrell L. Beck               Class A Common Stock     18,698<F1><F6>               *
Kristin H. Stred              Class A Common Stock      6,533<F1><F7>               *
Dan Kourkoumelis              Class A Common Stock        --                       --
Donald W. Lusk                Class A Common Stock        200                       *
Wendell J. Smith              Class A Common Stock        300                       *

All directors and executive
officers as a group (8        Class A Common Stock    759,939<F1>                  4.2%
persons)                      Class B Common Stock     76,529<F3>                 49.5%
* Less than one percent.

<F1> Includes 1,549,409 shares of Class A Common Stock issued to Management
     Company shareholders at the closing of the Merger (including 1,266,837 newly issued shares and 282,572 shares previously owned by the Management Company. Does not include any additional shares of Class A Common Stock that may subsequently be issued pursuant to the Merger Agreement. See "Merger with Management Company" in Item 1 of this Form 10-K.
<F2> Includes 2,669 shares held for Mr. Barbo's individual account under the
     Company's Employee Retirement Savings Plan.
<F3> Class B Common Stock entitled each of Messrs. Barbo and Buerk to a loan in an amount necessary to satisfy his general partner capital obligations resulting from the Consolidation. Class B Common Stock is convertible into Class A Common Stock at a one-to-one ratio upon repayment of the loan.
<F4> Includes 400 shares issuable on exercise of stock options currently exercisable or exercisable written 60 days and 2,499 shares held for Mr. Rowe's individual account under the Company's Employee Retirement Savings Plan.
<F5> Includes 400 shares issuable on exercise of stock options currently exercisable or exercisable written 60 days and 1,963 shares held for Mr. Grant's individual account under the Company's Employee Retirement Savings Plan.
<F6> Includes 400 shares issuable on exercise of stock options currently exercisable or exercisable written 60 days and 1,805 shares held for Mr. Beck's individual account under the Company's Employee Retirement Savings Plan.
<F7> Includes 400 shares issuable on exercise of stock options currently exercisable or exercisable written 60 days and -0- shares held for Ms. Stred's individual account under the Company's Employee Retirement Savings Plan.

Item 13  Certain Relationships and Related Transactions

     On March 1, 1994, as a part of the Consolidation approved by limited partners, the Company made a $1,981,000 interest-free loan to Mr. Barbo to enable him to make certain capital contributions that were required in connection with the Consolidation. Mr. Barbo's Class B Common Stock has been pledged as collateral for the loan. Upon repayment of the loan, a percentage of the Class B Common Stock will be released from the pledge equal to the percentage of the loan principal being repaid and Mr. Barbo will then have the option to convert his Class A Common Stock, on a share-for-share basis, into Class A Common Stock. The Company engaged the Management Company for various on-going services under an advisory agreement and a property management agreement. During 1994, the Company paid aggregate fees of $4,046,000 to the Management Company (4,787,000 on a pro forma basis including the period prior to the Consolidation on February 28,1994).

     On March 24, 1995, the Management Company was merged into the Company following a favorable vote of the shareholders of the Company on March 21, 1995. In the Merger, the Company issued an aggregate of 1,549,409 shares of its Class A Common Stock to the Management Company shareholders (including 1,266,837 newly issued shares and 282,572 shares previously owned by the Management Company). The average of the closing prices of the Company's stock on the Nasdaq National Market for the 30 trading days prior to the date of the Merger was $22.80, resulting aggregate Merger consideration of $28,884,000 under the Merger Agreement (1,266,837 new share times $22.80 per share). The Company's independent directors negotiated the transaction on behalf of the Company and, based in part on a fairness opinion rendered by Alex. Brown & Sons Incorporated, unanimously approved the Merger and recommended that the shareholders vote for it.

     Harrell L. Beck, David K. Grant, Michael Rowe and Kristin H. Stred, the Company's executive officers at the time of the Merger, were also executive officers of the Management Company and held 1.2%, 3.2%, 4.3% and .4%, respectively, of its outstanding stock prior to the Merger. In addition, Charles K. Barbo, who was an executive officer of the Management Company and held 37.1% of its outstanding stock prior to the Merger, was appointed as Chairman of the Board and an executive officer of the Company on the effective date of the Merger.

     In the Merger, Messrs. Barbo, Beck, Grant and Rowe and Ms. Stred received 574,867 shares, 18,139 shares, 48,963 shares, 67,166 shares and 5,833 shares, respectively, in exchange for shares of Management Company stock. Of such shares, (i) 24,833 shares were attributable to shares acquired immediately prior to the Merger at an average cost of $9.99 on exercise of Management Company stock options granted to such executive officers (except Mr. Barbo), of which 20,389 were attributable to options whose vesting was accelerated in connection with the Merger, and (ii) 20,666 shares were attributable to stock bonuses awarded to such executive officers (except Mr. Barbo) by the Management Company immediately prior to the Merger. Such bonuses were part of general grants and awards to Management Company employees. In addition, pursuant to the Merger Agreement, Management Company shareholders (including the Company's executive officers) will be entitled to receive additional shares of Class A Common Stock, prorata in proportion to their ownership interests in the Management Company, based on (i) the extent to which, during the five years following the Merger, the Company realizes value as a result of certain transactions relating to interests in or assets of six limited partnerships acquired by the Company in the Merger, and (ii) the value, at the end of five years or in the event of a change of control, of any remaining interests in such partnerships as determined by independent appraisal. The Company also agreed that it will provide for limitation of director liability and indemnification of the Management Company's directors, officers, employees and agents at least to the extent that such persons are entitled thereto under the Management Company's Articles of Incorporation and By-Laws.

     Prior to the Merger, InterMation, Inc. (InterMation), a wholly owned subsidiary of the Management Company operating a records storage business, was distributed to the Management Company shareholders (including the Company's executive officers), in proportion to their ownership interests in the Management Company, because its revenue constitutes nonqualifying income for a REIT for federal income tax purposes. Messrs. Barbo and Rowe are directors of InterMation. The Company owns one facility engaged in the records storage business and it is managed by InterMation. In March 1995, the Company reached an agreement with InterMation to sell this records storage business to InterMation for approximately $575,000 and lease the facility to InterMation at a monthly rental of approximately $23,000. The lease term will be three years, with two five year options to renew, although either party can terminate the lease on 18 months notice. The purchase price will be evidenced by a note bearing interest at 10% per annum, providing for monthly principal and interest of $70,000 and full payment upon expiration of the lease.

     In 1993, the Management Company entered into an affiliation agreement with Freeman Management Corporation ("FMC"), a property development company located in Nashville, Tennessee, pursuant to which the Management Company and FMC agreed to jointly develop and acquire self-storage facilities located in Tennessee and Kentucky and the Management Company would receive certain fees, including fees equal to 2% of gross revenues of the joint venture for use of the Shurgard name and for services provided. The acquisition and development rights were assigned to the Company, which now participates in three joint ventures with FMC, two of which were established in 1994. During 1994, the Management Company received no fees from joint ventures of the Company and FMC; however, the Management Company received $5,000 under the affiliation agreement for a property owned by FMC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investment in Tennessee Joint Ventures."

     In October 1994, the Company entered into ten-year participating loan arrangements with William B. Wrench and a partnership affiliated with him. The loans are secured by four self-service storage facilities located in the Fairfax, Virginia area. The Company has the option to purchase such facilities in December 1999. Under a separate agreement, the Management Company managed the facilities during the terms of loan for a fee of 6% of gross revenue from self-storage activities and 5% of gross revenue from office/warehouse space. During 1994, the Management Company received fees of $114,000 under such arrangement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investment in Participating Mortgages."

     The Company has committed to invest up to $5.7 million in a Belgian entity that will own and operate self-storage properties in the Belelux region of Europe. The nature of its investment allows the Company the authority to direct the business affairs of the entity. The Management Company had a smaller preexisting investment in a predecessor and, prior to the Merger, continued to hold a limited interest in the ongoing enterprise. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investment in Benelux Storage Operations."

                                   PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements

                                                                 Page No.
                                                                ----------
Consolidated Balance Sheet at December 31, 1994 (Company) and
 December 31, 1993 (Predecessor).                                    35

For the year ended December 31, 1994 (Company), the period
 from January 1, 1994 to March 1, 1994 (Predecessor), the
 years ended December 31, 1993 and 1992:
  Consolidated Statements of Net Income                               36
  Consolidated Statements of Partners' and Shareholders' Equity       37
  Consolidated Statements of Cash Flows                               38
  Notes to Consolidated Financial Statements                         39-46
Independent Auditors' Report for the year ended December 31,
 1994 (Company), the period from January 1, 1994 to March 1,
 1994 (Predecessor), the years ended December 31, 1993 and 1994.      47

     2.  Financial Statement Schedules

       All schedules have been omitted because either they are not applicable or the required information is shown in the financial statements.

     3.  Exhibits

                 2.1     Agreement and Plan of Merger dated as of December 19, 1994<F4>
                 3.1     Amended and Restated Certificate of Incorporation of the Registrant<F*>
                 3.2     Restated By-Laws of the Registrant<F1>
                 4.1     Rights Agreement between the Registrant and Gemisys Corporation dated as of March 17, 1994<F2>
                 10.1    Advisory Agreement between Shurgard Storage Centers, Inc. and Shurgard
                         Incorporated dated as of March 1, 1994<F4>
                 10.2    Management Services Agreement between Shurgard Storage Centers, Inc.
                         and Shurgard Incorporated dated as of March 1, 1994<F4>
                 10.3    Loan Agreement among Shurgard Storage Centers, Inc., Seattle-First
                         National Bank, Key Bank of Washington and West One Bank dated August
                         19, 1994<F4>
                 10.4    Amended and Restated Loan Agreement between Nomura Asset Capital Corp., as Lender, and SSC Property Holdings, Inc., as Borrower, dated as of
                         June 8, 1994<F4>
                 10.5    Amended and Restated Collection Account and Servicing Agreement among
                         SSC Property Holdings, Inc., Pacific Mutual Life Insurance Company,
                         LaSalle National Bank and Nomura Asset Capital Corp. dated as of June
                         8, 1994<F4>
                 10.6    Revolving Loan Agreement among Shurgard Storage Centers, Inc., SSC
                         Acquisitions, Inc. and Normura Asset Capital Corp. dated as of December
                         23, 1994<F4>
                 10.7    Amended and Restated 1993 Stock Option Plan
                 10.8    Stock Option Plan for Nonemployee Directors <F3>
                 11.1    Statement regarding computation of pre share net income
                 21.1    Subsidiaries of the Registrant<F4>
                 23.1    Consent of Deloitte & Touche LLP
                 27.1    Financial Data Schedule

<F1> Incorporated by reference to exhibit filed with the Registrant's
     Registration Statement on Form S-4, Amendment No. 8 (Post-Effective Amendment No. 4), filed with the Securities and Exchange Commission on February 2, 1994.
<F2> Incorporated by reference to exhibit filed with the Registrant's
     Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 17, 1994.
<F3> Compensation Plan incorporated by reference to exhibit filed with the
     Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 8, 1994.
<F4> Incorporated by reference to exhibit filed with the Registrant's
     Registration Statement on Form S-4, Amendment No. 2, filed with the Securities and Exchange Commission on February 8, 1995.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the quarter ended December 31, 1994.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 29th day of March, 1995.

                      SHURGARD STORAGE CENTERS, INC.
                      By:  /S/ HARRELL L. BECK
                           -----------------------------------
                           Harrell L. Beck
                           Senior Vice President, Treasurer,
                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 29th day of March, 1995.

Signature                                Title
--------------------     ----------------------------------------


/S/ CHARLES K. BARBO     Chairman of the Board, President and Chief
---------------------    Executive Officer (Principal Executive Officer)
Charles K. Barbo


/S/ HARRELL L. BECK      Senior Vice President, Treasurer,
---------------------    Chief Financial Officer and Director
Harrell L. Beck              (Principal Financial and Accounting Officer)


/S/ DAN KOURKOUMELIS
---------------------    Director
Dan Kourkoumelis


/S/ DONALD W. LUSK
---------------------    Director
Donald W. Lusk


/S/ W.J. SMITH           Director
---------------------
W.J. (Jim) Smith

               Shurgard Storage Centers, Inc. and Subsidiaries

                         Consolidated Balance Sheets
                      (in thousands except share data)
                                                 Predecessor    Company
                                                ------------- ------------
                                                 December 31, December 31,
                                                      1993        1994
                                                ------------  ------------
Assets:
 Storage centers:
   Land                                         $     91,868  $    88,532
   Buildings and equipment, net                      283,167      362,332
   Construction in progress                                           532
                                                ------------  ------------

                                                     375,035      451,396
 Other real estate investments                         2,675       15,104
 Cash and cash equivalents                             9,057       13,162
 Restricted cash                                                    2,766
 Other assets                                          7,215       12,162
                                                ------------  ------------

      Total assets                              $    393,982  $   494,590
                                                ============  ============

Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities         $      9,925  $    10,608
 Accrued consolidation expenses                        3,879
 Lines of credit                                       4,190       42,000
 Notes payable                                        21,826      125,137
                                                ------------  ------------
      Total liabilities                               39,820      177,745
                                                ------------  ------------

 Commitments (Notes D and E)

 Partners' equity (deficit):
   Limited partners                                  354,787
   General partners                                    (625)
                                                -----------
      Total partners' equity                         354,162

 Shareholders' equity:
   Class A common stock, $0.001 par value;
      120,000,000 authorized; 16,829,283
      shares issued and outstanding                               317,434

   Class B common stock, $0.001 par value;
      500,000 shares authorized, 154,604
      issued and outstanding; net of loans
      to shareholders of $4,002                                   (1,086)

   Retained earnings                                                  497
                                                              -----------

      Total shareholders' equity                                  316,845
                                                ------------  -----------

   Total liabilities, shareholders'
      and partners' equity                      $    393,982  $   494,590
                                                ===========   ===========

See notes to consolidated financial statements.                   Page 35




               Shurgard Storage Centers, Inc. and Subsidiaries

                    Consolidated Statements of Net Income
                    (in thousands except per share data)
                                              Predecessor          Company
                                     ----------------------------  --------
                                                         Period
                                         Year Ended    from Jan. 1   Year
                                        December 31,     1994 to    Ended
                                     -----------------   Mar. 1,   Dec. 31,
                                       1992      1993      1994      1994
                                     -------   -------   -------   -------
  Rental revenue                     $ 66,994  $ 72,217  $ 12,348  $ 66,697
  Revenue from other
   real estate investments                111       129        20       224
                                     -------   -------   -------   -------
                                       67,105    72,346    12,368    66,921
                                     -------   -------   -------   -------

  Operating expense                    15,586    16,879     2,961    15,799
  Management fees                       4,145     4,695       733     4,046
  Depreciation and amortization        13,557    13,923     2,390    11,373
  Real estate taxes                     7,067     7,066     1,170     5,840
  General, administrative and other     2,359     2,390     1,232     2,502
                                     -------   -------   -------   -------
                                       42,714    44,953     8,486    39,560
                                     -------   -------   -------   -------

  Income from operations               24,391    27,393     3,882    27,361
                                      -------   -------   -------   -------

  Interest and other income               317       590       188       745
  Interest expense                     (2,347)   (2,288)     (487)   (9,105)
  Incentive management fees                                (5,340)
  Gain on consolidation                                    48,223
  Litigation, hostile takeover defense
   and consolidation expenses                    (7,411)  (12,180)
  Other                                  (306)
                                       -------   -------   -------   -------

                                       (2,336)   (9,109)    30,404   (8,360)
                                       -------   -------   -------   -------

  Income before extraordinary item     22,055    18,284    34,286    19,001
  Extraordinary item - loss on
   retirement of debt                                                (1,180)
                                       -------   -------   -------   -------

  Net income                         $ 22,055  $ 18,284  $ 34,286  $ 17,821
                                       =======   =======   =======   =======

Net income per common and common equivalent share:

  Income before extraordinary item                                 $   1.12
  Extraordinary item - loss on
     retirement of debt                                               (0.07)
                                       -------   -------   -------   -------

  Net income                                                       $   1.05
                                                                     =======
Net income per unit of limited
  partnership interests              $  41.15  $  34.11  $  63.97
                                      ========  =======   ========  =======

Distributions per unit of limited
  partnership interests              $  56.71  $  59.57  $ 732.05
                                       =======   =======   ========  =======

See notes to consolidated financial statements.                     Page 36

               Shurgard Storage Centers, Inc. and Subsidiaries

        Consolidated Statements of Partners' and Shareholders' Equity
                    (in thousands except per share data)
                                     Limited      General
Predecessor                          Partners     Partners    Total
---------------------------          ----------   ----------  ----------
Balance, January 1, 1992             $  376,549   $     (426) $  376,123
Distributions                           (30,092)        (293)    (30,385)
Earnings                                 21,835          221      22,056
                                     ----------   ----------  ----------

Balance, December 31, 1992           $  368,292   $     (498) $  367,794
Distributions                           (31,606)        (310)    (31,916)
Earnings                                 18,101          183      18,284
                                     ----------   ----------  ----------

Balance, December 31, 1993           $  354,787   $     (625) $  354,162
Distributions                          (388,432)      (4,018)   (392,450)
Contribution                                           4,002       4,002
Earnings                                 33,645          641      34,286
                                     ----------   ----------  ----------

Balance, March 1, 1994               $      ---   $      ---  $      ---
                                     ==========   ==========  ==========

=============================================================================

                                Class A                 Class B
                              Common Stock            Common Stock      Loans to
                         ---------------------- ---------------------   Class B     Retained
                            Shares      Amount      Shares    Amount  Shareholders  Earnings   Total
                         ----------- ---------- ----------  ---------- ---------- --------- -----------
Balance, July 23, 1993
(inception) and Dec. 31,
1993                               5  $     --         --   $     --   $    --    $    --    $    --

Issuance of common
stock                     16,829,278    317,434    154,604       2,916    (4,002)    316,348

Net income                                                                            17,821     17,821

Dividends                                                                            (17,324)   (17,324)
                          ----------  ---------  ---------   ---------  ---------  ---------  ---------
Balance, Dec. 31, 1994    16,829,283   $317,434    154,604      $2,916   $(4,002)       $497   $316,845
                          ==========  =========  =========   =========  =========  =========  =========

See notes to consolidated financial statements                      Page 37


               Shurgard Storage Centers, Inc. and Subsidiaries

                    Consolidated Statement of Cash Flows
                               (in thousands)
                                                       Predecessor               Company
                                          -----------------------------------   ---------
                                                                    Period
                                                                     from
                                                Year Ended          Jan. 1         Year
                                               December 31,         1994 to       Ended
                                          ---------------------     Mar. 1,      Dec. 31,
                                             1992         1993        1994         1994
                                          ----------   ---------   ---------    ---------
OPERATING ACTIVITIES:
 Net Income                               $  22,055    $  18,284   $  34,286    $  17,821
 Adjustments to reconcile earnings
   to net cash by operating activities:
  Depreciation and amortization              13,557       13,923       2,390       11,373
  Gain on consolidation                                              (48,223)
  Loss on retirement of debt                                                        1,180
  Loss on condemnation                          306
  Earnings in excess of distributions
   from joint venture                                                    (20)        (149)
  Amortization of discount on note payable                                             19
  Changes in operating accounts:
   Restricted cash                                                                 (2,766)
   Other assets                                (431)      (2,594)      2,675       (1,196)
   Accounts payable and other liabilities      (694)       1,557      (2,391)       3,027
   Accrued consolidation expense                           3,879      16,399
                                          ----------   ---------   ---------    ---------
 Net cash provided by operating
  activities                                 34,793       35,049       5,116       29,309
                                          ----------   ---------   ---------    ---------

INVESTING ACTIVITIES:
  Proceeds from sale of real estate
   and equipment                                                      64,120
  Purchase of  real estate investments                                            (12,534)
  Distributions in excess of earnings
   from joint venture                           224          306
  Acquisition of and improvements
   to storage centers                        (5,364)      (5,888)     (1,158)    (102,635)
                                          ----------   ---------   ---------    ---------

 Net cash (used in) provided by
  investing activities                       (5,140)      (5,582)     62,962     (115,169)
                                          ----------   ---------   ---------    ---------

FINANCING ACTIVITIES:
  Dividends or distributions paid           (30,384)     (31,916)       (764)     (17,324)
  Proceeds from lines of credit                            2,620         680       42,000
  Proceeds from notes payable                 2,125                      350      227,180
  Payment of financing costs                    (26)          (4)                  (8,718)
  Payment of assumed consolidation
   liabilities                                                                    (14,946)
  Principal payments on notes payable        (2,756)        (969)       (855)    (129,171)
                                          ----------   ---------   ---------    ---------

 Net cash (used in) provided by
  financing activities                      (31,041)     (30,269)       (589)      99,021
                                          ----------   ---------   ---------    ---------

(Decrease) increase in cash and
 cash equivalents                            (1,388)        (802)     67,489       13,161
Cash and cash equivalents at
 beginning of period                         11,247        9,859       9,057            1
                                          ----------   ---------   ---------    ---------

Cash and cash equivalents at
 end of period                            $   9,859    $   9,057   $  76,546    $  13,162
                                          =========    =========   =========    =========


See notes to consolidated financial statements                      Page 38

               Shurgard Storage Centers, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                        Year Ended December 31, 1994

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

On March 1, 1994 (Acquisition Date), the Company completed the acquisition of 17 publicly-held limited partnerships (the Predecessor, Note O) administered by Shurgard Incorporated (the Management Company) as a means for assembling an initial portfolio of real estate investments (Note F).

Note B _ Summary of Significant Accounting Policies

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company, SSC Property Holdings, Inc., SSC Acquisitions, Inc., and Capitol Hill Partners. SSC Property Holdings, Inc. was established as a wholly-owned subsidiary to hold all storage centers which secure certain notes (Note H). SSC Acquisitions, Inc. was established as a wholly owned subsidiary to hold all storage centers which secure a line of credit (Note
G). The Company holds a 90% ownership interest in Capitol Hill Partners which owns one storage center. All intercompany balances and transactions have been eliminated upon consolidation. Prior to the Acquisition Date, the Company was inactive.

The accompanying combined financial statements as of December 31, 1993 and for the years ended December 31, 1992 and 1993, and for the period from January 1, 1994 to March 1, 1994 represent the Predecessor's combined financial position, results of operations and cash flows through the Acquisition Date. The Predecessor financial statements are not comparable in all material respects with financial statements of the Company. The most significant differences relate to (1) the Company's lower original cost of storage centers and related depreciation resulting from the use of the purchase method of accounting and (2) higher debt and related interest expense as a result of certain limited partners electing to take a cash payment in lieu of the Company's common stock at the Acquisition Date. Certain amounts in the Predecessor financial statements have been reclassified to conform to the current year Company presentation.

STORAGE CENTERS: Storage centers are recorded at cost. Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives which range from three to 30 years.

OTHER REAL ESTATE INVESTMENTS: The Company consolidates the accounts of those joint ventures in which the Company has effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of investment assets. Minority interest of $470,000 is included in other liabilities at December 31, 1994. All other investments in joint ventures are accounted for on the equity method. Investments accounted for on the equity method include a 67% interest in Shurgard-Freeman Medical Center Joint Venture, a 50% interest in Shurgard Freeman Hermitage Joint Venture and a 30% interest in Shurgard Joint Partners II.
Participating mortgages are accounted for as loans (Note E).

CASH EQUIVALENTS: Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

FINANCING COSTS: Financing costs are included in other assets and are amortized on the effective interest method over the life of the related debt.

FEDERAL INCOME TAXES: To qualify as a REIT, the Company must distribute annually at least 95% of its taxable income and meet certain other requirements. Additionally, as a REIT, it will not be subject to federal income taxes to the extent of dividends. The Company intends to make elections regarding dividends such that it will not pay federal taxes for 1994 and, as a result, no provision for federal income taxes has been made in the Company's financial statements.

The financial statements of the Predecessor do not reflect a provision for federal income taxes because such taxes were the responsibility of the individual partners.

REVENUE RECOGNITION: Revenue is recognized when earned under accrual accounting principles.

GAIN ON CONSOLIDATION: Gain on consolidation is calculated as the excess of the purchase price paid by the Company over the book value of the net assets of the Predecessor on the Acquisition Date.

NET INCOME PER SHARE: Net income per share is calculated based on the weighted average shares outstanding during the periods presented.
(16,983,887 shares for the year ended December 31, 1994.)

EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST: Earnings per unit of limited partnership interest of the Predecessor is based on total earnings allocated to the limited partners divided by the total number of $1,000 limited partnership units outstanding during the year (530,607 units for the years ended December 31, 1991, 1992 and 1993 and the period ended March 1,
1994).

DISTRIBUTIONS PER UNIT OF LIMITED PARTNERSHIP INTEREST: Distributions per unit of limited partnership interest of the Predecessor is based on the total amount distributed to the limited partners divided by the total number of $1,000 limited partnership units outstanding during the year (530,607 units for the years ended December 31, 1991, 1992 and 1993 and the period ended March 1, 1994).

FINANCIAL INSTRUMENTS: The carrying values reflected in the balance sheet at December 31, 1994, reasonably approximate the fair value of cash and cash equivalents and other assets. The Company estimates that the fair value of its notes from shareholders is $2.2 million. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of fixed rate long-term debt is estimated to be $117.1 million.

Note C _ Advisory and Management Agreements

The Company has entered into advisory and management agreements under which the Management Company advises the Company with respect to its investments, manages the day-to-day operations of the Company, and provides property management services. The agreements provide for an annual advisory fee, incentive advisory fees, reimbursement for certain costs and expenses, and property management fees. The property management fee is equal to 6% of gross storage center revenues and 5% of office and business park revenues. The annual advisory fee is equal to 0.5% of the fair market value of new properties acquired after the initial acquisition (Note F), mortgage loans receivable held and the average daily cash equivalents invested in excess of cash equivalents acquired from the Partnerships. The incentive advisory fee equals 10% of realized gain on sale or refinancing of properties acquired after the initial acquisition. For the year ended December 31, 1994, $3,987,000 was paid under the property management agreement and $59,000 was paid under the advisory agreement.

In connection with the management of storage centers, the Predecessor paid to the Management Company a property management fee of 6% of rental revenues. Incentive management fees were paid by two of the partnerships included in the Predecessor. These incentive fees were based on the amount of distributions to partners at 8% and 25% depending on the cumulative amount of distributions to Limited partners. No comparable fee is paid by the Company.

Note D - Storage Centers

Storage centers consist of the following (in thousands):

                                        Predecessor        Company
                                        ------------      ------------
                                        Dec. 31, 1993    Dec. 31, 1994
                                        ------------      ------------
  Land                                  $     91,868     $      88,532
  Buildings                                  363,918           368,593
  Equipment                                   13,612             5,123
                                        ------------      ------------

                                             469,398           462,248
  Less accumulated depreciation             (94,363)          (11,384)
                                        ------------      ------------
                                             375,035           450,864
  Construction in progress                                         532
                                        ------------      ------------
                                        $    375,035     $     451,396
                                        ============      ============

The Company has entered into two construction contracts for improvements to current facilities. Outstanding commitments under these contracts total $435,000.

Note E - Other real estate investments

Other real estate investments consist of the following (in thousands):

                                        Predecessor        Company
                                        ------------      ------------
                                        Dec. 31, 1993    Dec. 31, 1994
                                        ------------      ------------
  Investments in joint ventures         $      2,675     $       3,804
  Investments in participating
          mortgages                                             11,300
                                        ------------      ------------
                                        $      2,675     $      15,104
                                        ============      ============

The Company has entered into three joint ventures with three partnerships, formed by a storage operator and developer, to develop three properties in the Nashville, Tennessee metropolitan area. The Hermitage and Medical Center storage facilities are expected to open in early 1995 and the Franklin Center is expected to open in late 1995. The following is a summary of each investment and the amounts of any construction loan guarantees which represent the Company's pro rata portion of each joint venture's debt.

             Net
           Rentable                                      Total          Joint
Project     Square       Investment       Amount       Investment      Venture          Loan
Name         Feet           Date         Invested      Committed       Interest      Guarantee
--------- ----------     ----------     ----------     ----------     ----------     ----------
Hermitage     67,700      July 1994     $  640,000     $  640,000          50.0%     $1,110,700
Medical
  Center      59,700      Nov. 1994        600,000        600,000          67.0%        833,500
Franklin      55,000      Jan. 1995        962,000      2,500,000          91.2%            ---

The Company holds a 30% interest in Shurgard Joint Partners II, a limited partnership which owns four storage centers and was sponsored by the Management Company.

On December 14, 1994, the Company paid approximately $11.3 million and committed an additional $1.7 million for investment in two 10-year participating mortgage loans, which are nonrecourse to the borrower and are secured by real estate, including four storage centers and office/warehouse space. The Company will receive interest at 8% per annum plus 50% of both operating cash flow and distributions from the sale of real property. The Company has options to purchase the properties at established prices, generally exercisable in five years and extending until maturity of the loans.

During 1994, the Company formed a wholly owned subsidiary, SSC Benelux, Inc., which, through a Belgian partnership with the Management Company and European Self Storage, will invest in storage centers in the Benelux region of Europe. The Company has committed to invest up to $5.7 million in the venture and, subsequent to year end, the Company invested $2.4 million through its subsidiary SSC Benelux, Inc.

Note F - Acquisitions

On March 1, 1994, the Company acquired the assets, subject to existing liabilities, of the Predecessor for a cost of $387 million. A summary of the assets and liabilities assumed in this transaction are as follows (in thousands):

  Real estate                            $   417,218
  Interest in joint ventures                   7,074
  Cash, receivables and other assets          10,642
  Notes Payable                             (26,192)
  Other liabilities                         (21,326)
                                         -----------
          Total consideration            $   387,416
                                         ===========

The acquisition was funded by the issuance of 16,983,728 shares of common stock and $67,068,631 in proceeds from a note payable to a financial services company. Assets assumed by the Company included approximately $2,947,000 in cash and cash equivalents. Real estate assets acquired in the Acquisition consist of 134 self-service storage centers and two business parks located in seventeen states, as well as interests in two joint ventures owning an additional five storage centers. In 1994, the purchase price was increased $1,200,000 for estimated additional costs related to the Acquisition.

The following unaudited pro forma statements of income represent the results of operations of the Company as if the acquisition had occurred on January 1, 1993. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies.

                                          Year Ended    Year Ended
                                         December 31,   December 31,
                                             1993           1994
                                         -----------    ------------
                                                (in thousands)
  Revenues                               $     72,900   $     80,160
  Expenses:
     Operating                                 16,840         18,762
     Property management fees                   4,317          4,787
     Depreciation and amortization             12,887         13,519
     Real estate taxes                          7,068          7,007
     Interest                                  10,303         11,222
     General, administrative and other          2,390          2,946
                                         ------------   -----------
                                               53,805         58,243
                                         ------------   -----------
  Income before extraordinary item       $     19,095   $     21,917
                                         ============   ===========

On September 1, 1994, the Company purchased twenty storage centers for $34 million from an unaffiliated seller. These centers, located in Maryland, Virginia and North Carolina, were financed through a $30 million draw on the Company's credit facility, a $1 million note to the seller and approximately $3 million from cash reserves. The note to the seller is due in two $500,000 installments in September 1995 and 1996 which include accrued interest. The discounted value of these notes on September 1, 1994 was estimated to be $917,000.

Note G _ Lines of Credit

In August 1994, the Company established a $50 million revolving two-year credit facility with a commercial bank group. This credit facility is secured by real estate and accrues interest on each draw at either the banks' prime rate or LIBOR plus 200 basis points and can be fixed for various periods at the Company's option. Of the $42 million outstanding on this credit facility, $30 million accrues interest at 7.33% through March 1, 1995 and $12 million accrues interest at 8.89% through June 8, 1995. The commitment fee for the original two-year period was $375,000. Upon the expiration of the original two-year period, for an additional fee of 37.5 basis points of the amount outstanding, the Company may extend any outstanding balance for a one year term.

In December 1994, the Company established a second $50 million two-year revolving credit facility with Nomura Asset Capital Corporation, a subsidiary of Nomura Securities International, Inc. This credit facility is secured by real estate, bears interest at LIBOR plus 175 basis points, and requires a draw fee equal to 25 basis points of the amount drawn. The Company paid a $500,000 commitment fee related to this loan.

The loan agreements related to the lines of credit provide for certain restrictive covenants based on net worth and cash flow. The actual amount available on these credit facilities is a function of the quarterly performance of the secured properties and the quarterly interest rate.

The Predecessor had various lines of credit totaling $5,675,000, secured by real estate, that bore interest at .5% above prime due monthly. The lines of credit were assumed by the Company and subsequently refinanced.

Note H _ Notes Payable

Notes payable consist of the following (in thousands):

                                               Predecessor     Company
                                              -------------  -------------
                                              Dec. 31, 1993  Dec. 31, 1994
                                              -------------  -------------
  Note payable to financial services company  $              $     122,580
  Mortgage notes payable                             21,658          1,467
  Other notes payable                                   168          1,090
                                              -------------  -------------
                                              $      21,826  $     125,137
                                              =============  =============

On June 9, 1994, the Company refinanced substantially all of its existing debt through a debt purchase transaction with a financial services company. The $122.58 million loan provides the Company with funds for seven years at a fixed rate equal to 8.28%, requires monthly payments of interest only until maturity and is secured by the 88 properties owned by SSC Property Holdings, Inc. The refinancing of existing debt resulted in a loss on early retirement of $1.18 million, consisting of unamortized loan fees. As required by the loan agreement, the Company has deposited cash in restricted accounts to fund certain expenses including real estate taxes and insurance.

The mortgage note is secured by a deed of trust on a storage center. It is due in monthly installments of $13,441, including principal and interest at 10.25%, and matures April 2001. Other notes payable consists of local improvement district warrants and a note taken in connection with a real estate acquisition. The approximate maturities of principle over the next five fiscal years range from $20,000 to $516,000.

The Predecessor had $21,658,000 of notes payable secured by real estate, on which interest ranged from 5.96% to 11%. All except approximately $1.5 million of this debt was either repaid on the Acquisition Date or assumed and subsequently refinanced by the Company.

Note I - Shareholders' Equity

In addition to the rights, privileges and powers of Class A common stock, Class B common stockholders received loans from the Company to fund certain obligations to the Partnerships. The loans are due between 2000 and 2003 and are secured by the Class B stock. Class B common stock is convertible to Class A stock at a one-to-one ratio as the loans are repaid. In January 1995, the Board of Directors declared a dividend of $0.44 per common share.

The Company has authorized 40,000,000 shares of preferred stock, of which 2,800,000 shares have been designated as Series A Junior Participating Preferred Stock, and none are issued and outstanding at December 31, 1994. The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series, and the designation thereof.

Note J - Stock Options

The Company has established the 1993 Stock Option Plan (the Plan) for the purpose of attracting and retaining the Company's directors, executive officers and other employees. The Plan provides for the granting of options for up to 3% of the Company's outstanding shares of Class A common stock at the end of each year, limited in the aggregate to 5,000,000 shares. In general, the options vest ratably over five years and must be exercised within ten years from date of grant. The exercise price for qualified incentive options under the Plan must be at least equal to fair market value at date of grant and at least 85% of fair market value at date of grant for non qualified options. The Plan expires in 2003. As of December 31, 1994, options for 8,000 shares had been granted under the Plan at an exercise price of $18.90 per share.

The Company also established the Stock Option Plan for Nonemployee Directors (the Nonemployee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Nonemployee Plan provides for the annual granting of options to purchase 400 shares of Class A common stock. Such options vest upon continued service until the next annual meeting of the Company. The total shares reserved under the Nonemployee Plan is 20,000. The exercise price for options granted under the Nonemployee Plan is equal to fair market value at date of grant. As of December 31, 1994, options for 1,200 shares had been granted under the Nonemployee Plan at an exercise price of the average market price of $22.93 per share.

Note K _ Shareholder Rights Plan

In March 1994, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $65, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock. If a person or group acquires more than 10% of the then outstanding shares of common stock, each Right will entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring Company's common shares having a market value of twice the Right's exercise price. The Company will be entitled to redeem the Rights at $.0001 per Right at any time prior to the earlier of the expiration of the Rights in March 2004 or the time that a person has acquired a 10% position. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the Company's earnings.

Note L _ Supplemental cash flow information

                                            Predecessor           Company
                                   -----------------------------  --------
                                                         Period
                                                          from
                                        Year ended      Jan. 1,     Year
                                       December 31,     1994 to    Ended
                                    ------------------  Mar. 1,   Dec. 31,
                                       1992     1993      1994      1994
                                   ---------  -------- ---------  --------
Cash paid during the period
  for interest                      $   2,349 $   2,288 $     487 $   8,829
                                    ========= ========= ========= =========

Liabilities incurred in connection
  with the construction of
  storage centers                   $     973 $     206 $     --- $     ---
                                    ========= ========= ========= =========


Note M _ Supplemental quarterly financial data (unaudited)

                                                                   Period
                                 Three months ended                 from
                     ------------------------------------------   Jan. 1 to
                     March 31,  June 30,   Sept. 30,   Dec. 31,    March 1,
Predecessor:           1993       1993        1993       1993        1994
                     ---------   --------  --------    --------    --------
Revenues             $  17,309  $  18,169  $  19,239   $ 17,629   $  60,571
                     ========    ========  ========    ========    ========
Income from
  operations         $   6,135  $   6,998  $   7,333   $  6,927   $   3,882
                     ========    ========  ========    ========    ========
Net income (loss)    $   5,632  $   6,472  $   6,840   $  (660)   $  34,286
                     ========    ========  ========    ========    ========
Net income (loss)
  per unit of
  limited partner-
  ship interest      $   10.50  $   12.07  $   12.75   $ (1.24)   $   63.97
                     ========   =========  ========    ========    ========


                                            Three months ended
                               --------------------------------------------
                               March 31,    June 30,  Sept. 30,    Dec.31,
                                  1994        1994       1994       1994
                               ----------  ---------   ---------  ---------
Revenues                       $    6,164  $  19,131   $ 20,515   $  21,111
                               ==========  =========   =========  =========
Income from operations         $    2,852  $   7,702   $  8,584   $   8,223
                               ==========  ========    ========   =========
Net income before
  extraordinary item           $    2,230  $   5,563   $  6,004   $   5,204
Extraordinary item - loss on
  retirement of debt (Note H)                (1,180)
                               ----------  --------    --------   ---------
Net income                     $    2,230  $   4,383   $  6,004   $   5,204
                               ==========  ========    ========   =========
Per common share:
Net income before
  extraordinary item           $     0.13  $    0.33   $   0.35   $    0.31
                               ==========  =========   =========  =========

Company operating information for the quarter ended March 31, 1994 reflects only one month of operating results.

Note N _ Merger of Management Company

In December 1994, the Board of Directors executed a Merger Agreement with the
Management Company in order to become self-administered and self-advised. At a special meeting on March 21, 1995, the stockholders voted to approve the Merger with the Management Company. On March 24, 1995, the Company issued
1,266,837 new shares of Class A common stock to the shareholders of the Management Company pursuant to this merger, subject to certain adjustments and an audit of the Management Company's final balance sheet. In addition, 282,572 shares previously owned by the Management Company were reissued to Management Company shareholders. The Management Company shareholders may receive additional shares over the next five years as consideration for certain partnership interests held by the Management Company which were not valued at the time of the Merger.

Note O - Predecessor

The combined financial statements of the Predecessor include the accounts of the partnerships listed below as of December 31, 1993 and for the years ended
December 31, 1993 and 1992, except for Shurgard Income Properties II, III, and IV, each of which are as of their fiscal years ended September 30, 1993 and 1992.

Shurgard Mini-Storage Limited Partnership I
Shurgard Income Properties II
Shurgard Income Properties III, a Real Estate Limited Partnership
Shurgard Income Properties VI, a Real Estate Limited Partnership
Shurgard Income Properties Five, a Real Estate Limited Partnership
Shurgard Income Properties Six, a Real Estate Limited Partnership
Shurgard Income Properties Seven, a Real Estate Limited Partnership
Shurgard Income Properties Eight, a Real Estate Limited Partnership
Shurgard Income Properties Nine, a Real Estate Limited Partnership
Shurgard Income Properties Ten, a Real Estate Limited Partnership
Shurgard Income Properties Eleven, a Real Estate Limited Partnership
Shurgard Income Properties Twelve, a Real Estate Limited Partnership
Shurgard Income Properties - Fund 14 Limited Partnership
Shurgard Growth Capital - Fund 15 Limited Partnership
Shurgard Income Properties - Fund 16 Limited Partnership
Shurgard Growth Capital - Fund 17 Limited Partnership
Shurgard Income Properties - Fund 18 Limited Partnership





                        Independent Auditors' Report


Board of Directors
Shurgard Storage Centers, Inc.
Seattle, Washington


We have audited the accompanying consolidated balance sheet of Shurgard
Storage Centers, Inc., and subsidiaries (the Company) as of December 31,
1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1994. We have also audited the combined balance sheet of the 17 limited partnerships (the
Predecessor) described in Note A, as of December 31, 1993 and the related combined statements of income, cash flows and partners' equity (deficit) for the period from January 1, 1994 to March 1, 1994 and for the years ended December
31, 1992 and 1993. These financial statements are the responsibility of the Company's and Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of the Company and the combined financial statements of the Predecessor present fairly, in all material respects, the financial position of the Company as of December 31, 1994, the results of its operations and its cash flows for the year ended
December 31, 1994, the financial position of the Predecessor as of December
31, 1993 and its operations and its cash flows for the period from January 1, 1994 to March 1, 1994 and for the years ended December 31, 1992 and 1993 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Seattle, Washington
February 9, 1995  (March 24, 1995 as to Notes E and N)


