Form 10-Q
period 1995-03-31
SHURGARD STORAGE CENTERS INC
filed 1995-05-11
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1995

                               OR

[  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


For  Quarter  Ended  March 31, 1995  Commission file  number   0-23466

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Shares outstanding at May 8, 1995:
     Class A Common Stock, $.001 par value, 18,095,988 shares outstanding Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                          March 31,   December 31,
                                             1995         1994
                                          -----------  ----------
Assets:
 Storage centers:
  Land                                    $  90,831    $  88,532
  Buildings and equipment, net              368,442      362,332
  Construction in progress                    2,635          532
                                          -----------  ----------
                                            461,908      451,396
 Other real estate investments               18,955       15,104
 Cash and cash equivalents                    6,831       13,162
 Restricted cash                              2,689        2,766
 Other assets                                46,084       12,162
                                          -----------  ----------

       Total assets                       $ 536,467    $ 494,590
                                          ===========  ==========

Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities   $  11,598    $  10,608
 Dividends payable                            7,683
 Lines of credit                             49,000       42,000
 Notes payable                              132,392      125,137
                                          -----------  ----------
       Total liabilities                    200,673      177,745
                                          -----------  ----------

 Shareholders' equity:
  Class A common stock, $0.001 par value;
   120,000,000 authorized; 18,095,988
   shares issued and outstanding            346,315      317,434

  Class B common stock, $0.001 par value;
   500,000 shares authorized, 154,604
   issued and outstanding; net of loans
   to shareholders of $4,002                 (1,086)      (1,086)

  Cumulative dividends                      (32,610)     (17,324)

  Cumulative earnings                        23,175       17,821
                                          -----------  ----------
       Total shareholders' equity           335,794      316,845
                                          ===========  ==========

  Total liabilities and
             shareholders' equity       $   536,467  $     494,590
                                          ===========  ==========

                 Shurgard Storage Centers, Inc.

       Part I, Item 1:  Consolidated Statement of Earnings
                           (unaudited)
          (Amounts in thousands except per share data)

                                      Company            Predecessor
                             -------------------------   ------------
                            For the three For the three   Period from
                             months ended  months ended Jan. 1, 1994 to
                            Mar. 31, 1995  Mar. 31, 1994  Mar. 1, 1994
                             ------------- ------------   ------------

     Rental revenue             $  20,972    $   6,151   $  12,348
     Revenue from other
       real estate investments        339           13          20
     Property management revenue       57
                                ----------   ----------  -----------
          Total revenue            21,368        6,164      12,368
                                ----------   ----------  -----------


     Operating expense              5,135        1,470       2,961
     Management fees                1,320          364         733
     Depreciation and amortization  3,767          800       2,390
     Real estate taxes              1,808          575       1,170
     General and administrative       787          103       1,232
                                -----------  -----------------------
          Total expenses           12,817        3,312       8,486
                                -----------  -----------------------

     Income from operations         8,551        2,852       3,882
                                -----------  -----------------------

     Interest and other income        234           77         188
     Interest expense              (3,431)        (699)       (487)
     Incentive management fees                              (5,340)
     Litigation, hostile takeover
       defense and consolidation
          expense                                          (12,180)
     Gain on consolidation                                  48,223
                                -----------  ----------- ----------
          Total other income
               (expense)          (3,197)         (622)     30,404
                                -----------  ----------- ----------


     Net income                 $   5,354    $   2,230   $  34,286
                                ===========  =========== ===========

     Net income per share       $    0.31    $    0.13   $     ---
                                ===========  =========== ===========

                 Shurgard Storage Centers, Inc.

      Part I, Item 1:  Consolidated Statement of Cash Flows
                           (unaudited)
                     (Amounts in thousands)
                                            Company         Predecessor
                                  ------------------------- ------------
                                  Three months Three months Period ended
                                       ended      ended     Jan. 1, 1994
                                    March. 31,  March 31,   to March 1,
                                        1995       1994        1994
                                    ----------- ----------  ------------
Operating activities:
  Net income                          $ 5,354     $2,230     $34,286
  Adjustments to reconcile earnings
  to net cash provided by operating
  activities:
     Depreciation and amortization      3,767        800       2,390
     Gain on consolidation                                   (48,223)
     Earnings in excess of distributions
       from joint venture                            (13)        (20)
     Changes in other accounts:
       Restricted cash                     77     (2,205)
       Other assets                     1,947      1,036       2,675
       Accounts payable and other      (1,985)      (306)     (2,391)
          liabilities
       Accrued consolidation expense                          16,399
                                      --------   -------    ---------
       Net cash provided by operating
         activities                     9,160      1,542      5,116
                                      --------    ---------  --------

Investing activities:
  Construction, acquisition and
     improvement of storage centers    (5,820)    (65,452)   (1,158)
  Purchase of real estate investments  (3,971)
  Purchase of amortizable assets         (200)
  Investment in property
                management company       (233)
  Proceeds from consolidation                                64,120
  Distributions in excess of earnings
     investment in joint partnerships     120
                                      --------    ---------  --------
       Net cash (used in) provided by
         investing activities         (10,104)    (65,452)   62,962
                                      --------    ---------  --------

Financing activities:
  Proceeds from notes payable                     104,600       350
  Proceeds from line of credit          7,000                   680
  Payment of financing costs             (427)     (3,223)
  Payment of assumed consolidation
     liabilities                                  (11,662)
  Repayment of assumed line of credit  (4,337)
  Principal payments on notes payable     (20)    (10,364)     (855)
  Dividends paid                       (7,603)
  Distributions to partners                                    (764)
                                      --------    ---------  ---------
       Net cash (used in) provided by
         financing activities          (5,387)     79,351      (589)
                                      --------    ---------  ---------

(Decrease) increase in cash and
  cash equivalents                     (6,331)     15,441    67,489
Cash and cash equivalents at
  beginning of year                    13,162      ---        9,057
                                      --------   ---------  --------
Cash and cash equivalents at end
  of period                            $6,831     $15,441   $76,546
                                      ========   =========  ========

Supplemental schedule of cash flow information:
  Cash paid during the period for
     interest                         $ 3,418      $  629    $  487
                                      ========   =========  ========

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                  Three Months Ended March 31, 1995
                             (unaudited)

Note A _ Basis of Presentation
  The consolidated financial statements include the accounts of the Company, SSC Property Holdings, Inc., SSC Acquisitions, Inc., and Capitol Hill Partners. SSC Property Holdings, Inc. was established as a wholly-owned subsidiary to hold all storage centers which secure certain notes. SSC Acquisitions, Inc. was established as a wholly owned subsidiary to hold all storage centers which secure a line of credit. The Company holds a 90% ownership interest in Capitol Hill Partners which owns one storage center. All intercompany balances and transactions have been eliminated upon consolidation. Prior to March 1, 1994, the Company was inactive.

  The consolidated financial statements included in this report are unaudited. In the opinion on the Company, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consisted only of normal recurring items. The interim financial statements should be read in conjunction with the 1994 Annual Report. Interim results are not necessarily indicative of results for a full year.

  The combined financial statements presented herein for the period from January 1, 1994 to March 1, 1994 represent the Predecessor's combined results of operations and cash flows prior to the March 1, 1994. Since the purchase method of accounting was used to record assets acquired and certain limited partners elected to receive cash rather than Company stock, the Predecessor financial statements are not comparable in all material respects with financial statements subsequent to the Acquisition Date. The most significant differences relate to the Partnerships' higher historical cost of storage centers and the related depreciation and the Company's higher debt and related interest expense in periods after the Acquisition Date.

  Weighted average shares outstanding for the three months ended
  March 31, 1995 and 1994 were 17,082,409 and 16,983,887,
  respectively.


Note B  Merger
  In December 1994, the Board of Directors executed a Merger Agreement with Shurgard Incorporated (the Management Company) in order to become self-administered and self-advised. At a special meeting on March 21, 1995, the shareholders voted to approve the Merger with the Management Company. On March 24, 1995, the Company issued 1,266,705 new shares of Class A common stock to the shareholders of the Management Company, subject to certain adjustments and an audit of the Management Company's final statement of assets, liabilities and stockholders' equity. In addition, 282,572 shares previously owned by the Management Company were reissued to Management Company shareholders. The Management Company shareholders may receive additional shares over the next five years as consideration for certain partnership interests held by the Management Company which were not valued at the time of the Merger. Additionally, the Company paid $3,010 in cash to Management Company shareholders in place of fractional shares. A summary of the assets and liabilities assumed in this transaction are as follows (amounts in thousands):

      Storage centers                          $ 8,058
      Cash                                         780
      Other assets                              34,138
      Line of credit                            (4,337)
      Notes payable                             (7,275)
      Other liabilities                         (2,480)
                                               ---------
                                               $28,884
                                               =========

  Subsequent to the end of the quarter, the Company agreed to purchase the limited partnership interest in a partnership which owns seven storage centers and a 59.5% interest in a joint venture owning three additional storage centers. The Company will pay $35.5 million in exchange for the 99% limited partnership interest and the transaction is expected to close by the end of May 1995. The Company previously owned the 1% general partnership interest which was acquired in the Merger.

  The following unaudited pro forma statements of income represent the results of operations of the Company for the three months ended March 31, 1994 and 1995. The pro forma operating data have been prepared as if all properties owned by the Company at March 31, 1995 had been acquired on January 1, 1994 and that the merger of the Management Company and the acquisition of the limited partnership interest had been consummated on January 1, 1994. The pro forma balance sheet data at March 31, 1995 has been prepared as if the acquisition the limited partnership interest had been consummated on March 31, 1995. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies.

  Statement of Net Income (unaudited)
                                     Three months ended March 31,
                                     ----------------------------
                                         1995          1994
                                     ------------- -------------
                                           (in thousands)
    Revenues                         $     24,076  $    22,429
    Operations expenses                    14,323       13,516
    Interest expense                        4,391        4,359
                                     ------------- ------------
      Net income                     $      5,362  $     4,554
                                     ============= ============
      Net income per share           $       0.29  $      0.25
                                     ============= ============

  Balance Sheet (unaudited)
                                             March 31, 1995
                                             (in thousands)
                                             --------------
    Storage centers, net                     $    498,795
    Other assets                                   75,658
                                             --------------
Total assets                                 $    574,453
                                             ==============

    Notes payable                            $    132,392
    Lines of credit                                84,500
    Other liabilities and minority interest        21,767
                                             --------------
      Total liabilities                           238,659
    Common stock                                  335,794
                                             --------------
Total shareholders' equity and liabilities       $574,453
                                             ==============


Note C _ Lines of Credit
  On March 31, 1995, the Company borrowed an additional $7 million on its lines of credit. Proceeds were used to repay the $4.337 million line of credit assumed in the Merger and fund the acquisition of two storage centers and several parcels of undeveloped land on which the Company intends to build storage centers.

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has entered into a number of important transactions during 1995 that further establish the structural and financial means of executing its 1995 growth plan. The following discussion summarizes the recent developments pertaining to the Company.

Merger of the Management Company - In order to create a fully integrated company and more closely align the interests of management with the shareholders, the Management Company merged with the Company on March 24, 1995. Pursuant to the Agreement and Plan of Merger, the outstanding shares of the Management Company common stock were converted into an aggregate of 1,266,705 newly issued shares of the Company's Class A Common Stock (Common Stock) and an additional 282,572 shares that replaced the Common Stock previously owned by the Management Company, subject to certain adjustments. Pursuant to the Merger Agreement, Management Company shareholders are also entitled to receive additional shares of Common Stock in the future based on (i) the extent to which, during the five years following the Merger, the Company realizes value as a result of certain transactions relating to interests in or assets of six limited partnerships acquired by the Company in the Merger and (ii) the value, at the end of five years after the Merger, or in the event of a change of control of the Company, of any remaining interests in such partnerships as determined by independent appraisal.

Listing of Common Stock on the NYSE - The Common Stock was authorized for listing on the NYSE under the symbol "SHU" on April 27, 1995, and commenced trading on the NYSE on May 5, 1995. From March 28, 1994 through May 4, 1995, the Common Stock traded on the Nasdaq National Market under the symbol "SHUR."

Acquisition of Evergreen Properties - Subsequent to the end of the quarter, Shurgard agreed to purchase the limited partner interest in Shurgard Evergreen Limited Partnership ( the Evergreen Partnership), an entity formed in May 1990 to develop and own self storage centers, of which the Company is the general partner. The limited partner interest was owned by a wholly owned subsidiary of the State Investment Board of the State of Washington. The Evergreen Partnership developed and owns seven self storage centers directly and, through a joint venture, owns an interest in an additional three centers. Three of the centers are located in the Atlanta, Georgia area, three are located in the Portland, Oregon area, and one each is located near Philadelphia, Pennsylvania, Phoenix, Arizona, San Antonio, Texas and Seattle, Washington. On April 30, 1995, the centers, having an aggregate of 631,000 net rentable square feet, had a weighted average occupancy rate of 81%, based on net rentable square footage. The purchase price for the limited partner interest in Evergreen Partnership is $35.5 million and will be financed through the Company's line of credit. The Company will acquire the limited partner interest through a subsidiary, and currently intends to continue to Evergreen Partnership's existence.

Additional Developments and Acquisitions - In 1995, the Company has continued to selectively acquire development parcels and self storage centers in its target markets. New developments are under construction in Houston, Dallas and Plano, Texas, Atlanta, Georgia and Nashville, Tennessee, that will contain an aggregate of approximately 318,000 net rentable square feet of storage space. The Company has also acquired existing self storage properties in Taylor, Michigan (March 1995), Oak Forest, Illinois (May 1995) and Puyallup, Washington (May 1995) with a total of approximately 173,000 net rentable square feet of storage space. Additionally, since year end, the Company invested $2.5 million in its Benelux subsidiary which has commenced construction on two storage centers in the Brussels metropolitan area having agreggate net rentable square footage of 82,000.

Announcement of Public Stock Offering - In April 1995, the Company filed a $200 million shelf registration for debt and equity securities. On May 10, 1995, the Company announced its intention to offer for sale 3,000,000 shares of Common Stock. The proceeds from this equity offering will be used to reduce the Company's lines of credit and for general corporate purposes.

Liquidity and Capital Resources

During the quarter, the Company invested $13.9 million in storage centers. In addition to the $8 million center acquired in the Merger, the Company invested $2.9 million in the Taylor, Michigan storage center, approximately $2.2 million in development projects and $700,000 in capital improvements to its existing portfolio. The $3.8 million increase in other real estate investments reflects primarily the $3 million invested in the Company's Benelux subsidiary.

Cash balances declined from December 31, 1994 to March 31, 1995 as operating cash flow and working capital were used to temporarily fund acquisition and development needs. Additional cash was borrowed on the lines of credit as needed to meet remaining acquisition, and development requirements. Dividend payments are approximately 84% of Funds From Operations (FFO). The Company borrowed $7 million on March 31, 1995, under its line of credit to repay the $4.3 million line of credit assumed in the Merger and finance the acquisition and development activity described above. At March 31, 1995, the Company's debt to total asset ratio was 34% and its debt to total market capitalization ratio was 30%.

The Company anticipates that cash flow from operating activities, available lines of credit and the proceeds from its equity offering will continue to provide adequate capital for planned expansion, principal payments and dividend payments in accordance with REIT requirements. Cash provided by operating activities for the three months of operations was $9 million. Capital available from lines of credit at March 31, 1995 was $46.4 million. The Company has declared the following dividends:

     Quarter ended  Record Date      Pay Date     Per Share Amount
     -------------- ------------   -------------  -----------------
     Dec. 31, 1994  Feb. 10, 1995  Mar. 29, 1995       0.44
     Mar. 31, 1995  Mar. 22, 1995  May 19, 1995        0.46
     June 30, 1995  June 2, 1995    on or before       0.46
                                   July 31, 1995

Results of Operations

The Company operates a professionally-managed real estate portfolio consisting primarily of self-service storage properties that provide month-to-month leases for business and personal use. Net income for the quarter was $5.4 million, or $0.31 per share, reflecting three months of consolidated operations for 159 storage centers and two business parks, as well as the first month of operations for one Tennessee storage development project. FFO for the first quarter of 1995 was $9,149. The table below provides measures of geographic diversity and earnings as a percentage of historical cost. Performance measures are annualized to allow comparisons between periods.
              Percentage of Portfolio  Year-to-date 1995
               Based on Original Cost Annualized Property
                 At March 31, 1995           Performance
              ----------------------- -------------------
          California      15.2%               11.3%
          Florida          5.8%               10.7%
          New York         5.4%               14.1%
          Texas           14.6%               10.6%
          Virginia         9.0%               11.7%
          Washington      20.2%               10.8%
          Other           29.8%               12.4%
                       --------
          Total            100%
                       ========

The annualized property performance percentages are determined by dividing the annualized property level net operating income (rental revenue less operating expenses, real estate taxes and management fees) for the three months ended March 31, 1995 by the original acquisition cost. This performance is not necessarily indicative of what the actual property performance percentages for the full year will be. Net operating income is not reduced by depreciation or certain general and administrative expenses and, had it been, the percentages would be lower. This performance measure should not be construed as a yield or return of investment.

Quarter Ended March 31, 1995 compared to Quarter Ended March 31,
1994
The following comparison of operating results discussion the Company's actual first quarter 1995 results to the combined operating results of the Predecessor from January 1, 1994 to March 1, 1994 and the operating results of the Company from March 1, 1994 (the beginning of operations) to March 31, 1994.
First quarter 1995 rental revenues rose 13.4% or $2.5 million compared to the first quarter of 1994. This reflects approximately $1.4 million of revenues related to the 20 storage centers acquired September 1, 1994, as well as a 6% increase in average rental rates for the original portfolio of assets. Occupancy levels remained relatively stable at 87% for the quarter ended March 31, 1995 compared to 88% for the quarter ended March 31, 1994.
Total expenses for the first quarter of 1995 rose 8.6% over the first quarter of 1994. More than half of this increase reflects the addition of the twenty storage centers discussed above. General and administrative expenses declined as the Predecessor's expenses include certain non-recurring costs related to the liquidation of the partnerships.
Income from operations for the quarter ended March 31, 1995 increase 27% or $1.8 million over the same quarter in 1994. Approximately $700,000 of this increase represents the results of operations for the twenty storage centers acquired on September 1, 1994. Income from the $11.7 million invested in participating mortgages during December of 1994 contributed an additional $300,000. Property management operations for the last week of March contributed $32,000 net of the additional depreciation and amortization expense. The remaining increase reflects improved operating results for the Company's original portfolio of real estate.
The Company's debt for most of the first quarter of 1995 was $167 million compared to $26 million for the Predecessor (for two months) and $120 million for the Company ( for one month) in the first quarter of 1994. This additional debt is reflected in the Company's interest expense and earnings for the three months ended March 31, 1995


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      SHURGARD STORAGE CENTERS, INC.

Date:  May 10, 1995   By: /s/ Harrell Beck
                      -----------------------------------------------
                          Harrell Beck
                          Chief Financial Officer and Authorized Signatory