Form 10-Q/A
period 1995-03-31
SHURGARD STORAGE CENTERS INC
filed 1995-05-15
CIK 906933

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

                             SIGNATURE
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCAHNGE ACT OF 1934, THE REQISTANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                          SHURGARD STORAGE CENTERS, INC.

DATE: MAY 10, 1995        BY: Harrell Beck
                          Harrell Beck
                          Chief Financial Officer and Authorized Signatory