Form 10-Q/A
period 1995-03-31
SHURGARD STORAGE CENTERS INC
filed 1995-06-02
CIK 906933

FORM 10-QA #2
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

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


                      SHURGARD STORAGE CENTERS, INC.

Date:  June 1, 1995   By: /s/ Harrell Beck
                      ----------------------------------------------
                          Harrell Beck
                          Chief Financial Officer and Authorized Signatory