Form 10-Q
period 1995-06-30
SHURGARD STORAGE CENTERS INC
filed 1995-07-27
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                               OR

[  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


For  Quarter  Ended  June 30, 1995  Commission  file  number   0-23466

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Shares outstanding at July 14, 1995:
     Class A Common Stock, $.001 par value, 23,015,987 shares outstanding
     Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                           June 30,   December 31,
                                             1995         1994
Assets:                                  ----------   -----------
 Storage centers:
  Land                                    $  99,758    $  88,532
  Buildings and equipment, net              400,844      362,332
  Construction in progress                    8,280          532
                                         ----------   ----------
                                            508,882      451,396
 Other real estate investments               21,364       15,104
 Cash and cash equivalents                    7,012       13,162
 Restricted cash                              2,959        2,766
 Other assets                                45,684       12,162
                                          ---------    ---------
       Total assets                       $ 585,901    $ 494,590
                                          =========    =========
Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities   $  11,463    $  10,138
 Lines of credit                                          42,000
 Notes payable                              132,391      125,137
                                          ---------     --------
       Total liabilities                    143,854      177,275
                                          ---------     --------
Minority interest in other
   real estate investments                    2,671          470
                                          ---------     --------
Shareholders' equity:
  Class A common stock, $0.001 par value;
   120,000,000 authorized; 22,595,987 and
   16,983,887 shares issued and outstanding 443,259      317,434

  Class B common stock, $0.001 par value;
   500,000 shares authorized, 154,604 issued
   and outstanding; net of loans to shareholders
   of $4,002                                 (1,086)      (1,086)

  Cumulative dividends                      (32,610)     (17,324)

  Cumulative earnings                        29,813       17,821
                                          ---------     --------
       Total shareholders' equity           439,376      316,845
                                          ---------     --------
  Total liabilities and
        shareholders' equity            $   585,901   $  494,590
                                          =========     ========

                 Shurgard Storage Centers, Inc.

      Part I, Item 1:  Consolidated Statements of Earnings
                           (unaudited)
          (Amounts in thousands except per share data)

                                            Company
                                   -------------------------
                                   Three months  Three months
                                        ended       ended
                                   June 30, 1995 June 30, 1994
                                   ------------- -------------
     Rental revenue                  $  22,771     $  19,085
     Revenue from other
       real estate investments             362            46
     Property management revenue           974
                                      --------      --------
          Total revenue                 24,107        19,131
                                      --------      --------

     Operating expense                   6,180         4,222
     Management fees                                   1,142
     Depreciation and amortization       4,264         3,491
     Real estate taxes                   1,885         1,751
     General and administrative          1,449           823
                                      --------       -------
          Total expenses                13,778        11,429
                                      --------       -------
     Income from operations             10,329         7,702
                                      --------       -------
     Interest and other income             161           154
     Interest expense                   (3,852)       (2,293)
                                      --------       -------
          Total other income (expense)  (3,691)       (2,139)
                                      --------       -------
     Income before extraordinary item    6,638         5,563
     Extraordinary item - loss
       on retirement of debt                          (1,180)
                                      --------       -------
     Net income                      $   6,638     $   4,383
                                      ========       =======
     Net income per Common and
     Common Equivalent Share:
       Income before extraordinary item $ 0.35        $ 0.33
       Extraordinary item - loss
          on retirement of debt                        (0.07)
                                      --------        ------
        Net income per share            $ 0.35        $ 0.26
                                      ========        ======

                 Shurgard Storage Centers, Inc.

      Part I, Item 1:  Consolidated Statements of Earnings
                           (unaudited)
          (Amounts in thousands except per share data)

                                        Company          Predecessor
                              ------------------------   -----------
                              Six months ended June 30,  Period from
                              ------------------------  Jan. 1, 1994 to
                                   1995         1994    Mar. 1, 1994
                               ----------    ---------   -----------
     Rental revenue             $  43,743    $  25,236   $  12,348
     Revenue from other
       real estate investments        701           59          20
     Property management revenue    1,031
                                ---------    ---------   ---------
          Total revenue            45,475       25,295      12,368
                                ---------    ---------   ---------

     Operating expense             11,315        5,692       2,961
     Management fees                1,320        1,506         733
     Depreciation and amortization  8,031        4,291       2,390
     Real estate taxes              3,693        2,326       1,170
     General and administrative     2,236          926       1,232
                                  -------      -------      ------
          Total expenses           26,595       14,741       8,486
                                  -------      -------      ------
     Income from operations        18,880       10,554       3,882
                                  -------     --------     -------
     Interest and other income        395          231         188
     Interest expense              (7,283)      (2,992)       (487)
     Incentive management fees                              (5,340)
     Litigation, hostile takeover defense
       and consolidation expense                           (12,180)
     Gain on consolidation                                  48,223
                                  -------     -------       ------
     Total other income (expense)  (6,888)     (2,761)      30,404
                                  -------     -------       ------
     Income before
         extraordinary item        11,992       7,793       34,286
     Extraordinary item- loss
       on retirement of debt                   (1,180)
                                  -------     --------     -------
     Net income                 $  11,992    $  6,613    $  34,286
                                  =======     ========     =======
     Net income per Common and
     Common Equivalent Share:
      Income before
          extraordinary item     $   0.66      $  0.46
      Extraordinary item - loss
       on retirement of debt                     (0.07)
                                ---------    ----------
     Net income per share       $    0.66    $    0.39
                                =========    ==========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)


                                            Company       Predecessor
                                     -------------------  -----------
                                     Six months ended     Period from
                                         June 30,         Jan. 1, 1994
                                     -------------------   to March 1,
                                        1995       1994        1994
                                     --------    -------  ------------
Operating activities:
  Net income                          $11,992     $6,613     $34,286
  Adjustments to reconcile earnings
  to net cash provided by operating
  activities:
     Depreciation and amortization      8,031      4,291       2,390
     Minority interest in earnings
       from investments in joint
       partnerships                        66
     Gain on consolidation                                   (48,223)
     Loss on retirement of debt                    1,180
     Earnings in excess of distributions
       from joint venture                                        (20)
     Changes in other accounts:
       Restricted cash                   (193)    (2,783)
       Other assets                     2,216       (773)      2,675
       Accounts payable and
         other liabilities             (1,510)       848      (2,391)
       Accrued consolidation expense                          16,399
  Net cash provided by operating     --------     ------      ------
      activities                       20,602      9,376       5,116
                                     --------     ------      ------
Investing activities:
  Construction, acquisition and
     improvement of storage centers   (18,503)    (66,048)   (1,158)
  Purchase of real estate investments  (6,530)
  Purchase of amortizable assets         (200)
  Investment in property management
      company                            (428)
  Investment in limited partnership   (35,308)
  Proceeds from sale of real estate
      and equipment                                          64,120
  Distributions in excess of earnings from
     investment in joint partnerships     270          16
  Net cash (used in) provided by      -------     -------   -------
       investing activitiies          (60,699)    (66,032)   62,962
                                      -------     -------   -------
Financing activities:
  Proceeds from stock offering         96,944
  Proceeds from notes payable                     227,180       350
  Proceeds from line of credit         54,093                   680
  Payment of financing costs           (1,353)     (6,738)
  Payment of assumed consolidation
      liabilities                                 (11,662)
  Repayment of lines of credit       (100,430)
  Principal payments on notes payable     (21)   (129,162)     (855)
  Dividends paid                      (15,286)     (2,378)
  Distributions to partners                                    (764)
  Net cash provided by (used in)     --------    --------   --------
       financing activities            33,947      77,240      (589)
                                     --------    --------   --------
(Decrease) increase in cash and
       cash equivalents                (6,150)     20,584    67,489
Cash and cash equivalents
       at beginning of year            13,162        ---      9,057
Cash and cash equivalents            --------    --------   --------
       at end of period            $    7,012   $  20,584   $76,546
                                     ========    ========   =======
Supplemental schedule of cash flow information:
  Cash paid during the period
       for interest                $    7,492   $   2,992   $   487
                                    =========    ========    ======

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                   Six Months Ended June 30, 1995
                             (unaudited)

Note A _ Basis of Presentation
  The consolidated financial statements include the accounts of the Company, SSC Property Holdings, Inc., SSC Acquisitions, Inc., Shurgard Evergreen Limited Partnership, Shurgard Institutional Partners, and Capitol Hill Partners. SSC Property Holdings, Inc. was established as a wholly-owned subsidiary to hold all storage centers which secure certain notes. SSC Acquisitions, Inc. was established as a wholly owned subsidiary to hold all storage centers which secure a line of credit. Shurgard Evergreen Limited Partnership is wholly owned directly and indirectly through a subsidiary. Shurgard Evergreen Limited Partnership owns a 59.5% interest in Shurgard Institutional Partners. The Company holds a 90% ownership interest in Capitol Hill Partners. All intercompany balances and transactions have been eliminated upon consolidation. Prior to March 1, 1994, the Company was inactive.

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

  Weighted average shares outstanding for the three and six months ended June 30, 1995 were 19,140,701 and 18,117,241, respectively and for both the three and six months ended June 30, 1994 were 16,983,887.


Note B  Merger
  In December 1994, the Board of Directors executed a Merger Agreement with Shurgard Incorporated (the Management Company) in order to become self-administered and self-advised. At a special meeting on March 21, 1995, the shareholders voted to approve the Merger with the Management Company. On March 24, 1995, the Company issued 1,266,705 new shares of Class A common stock to the shareholders of the Management Company, subject to certain adjustments and an audit of the Management Company's final statement of assets, liabilities and stockholder's equity. In addition, 282,572 shares previously owned by the Management Company were reissued to Management Company shareholders. The Management Company shareholders may receive additional shares over the next five years as consideration for certain partnership interests held by the Management Company which were not valued at the time of the Merger. A summary of the assets and liabilities assumed in this transaction are as follows (amounts in thousands):

      Storage centers                          $ 8,058
      Cash                                         780
      Other assets                              34,138
      Line of credit                            (4,337)
      Notes payable                             (7,275)
      Other liabilities                         (2,480)
                                               --------
                                               $28,884

  During the second quarter, SSC Evergreen, Inc., a wholly owned subsidiary of the Company, purchased the limited partnership interest in a partnership (the Evergreen Partnership) which owns seven storage centers and a 59.5% interest in a joint venture owning three additional storage centers. The Company paid $35.5 million in exchange for the 99% limited partnership interest. The Company previously owned the 1% general partnership interest which was acquired in the Merger.

  The following unaudited pro forma statements of income represent the results of operations of the Company for the six months ended June 30, 1994 and as if all properties owned by the Company at June 30, 1995 had been acquired on January 1, 1994 and the merger of the Management Company and the acquisition of Evergreen Partnership had been consummated on January 1, 1994. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies.

                                     Six months ended June 30,
                                     ------------------------
                                         1995          1994
                                     -----------   ----------
                                         (in thousands)
    Revenues                         $    49,070   $   46,282
    Operations expenses                  (19,721)     (18,845)
    Depreciation and amoritization        (8,845)      (8,782)
    Interest expense                      (5,415)      (5,239)
        Net income before            -----------    ---------
           extraordinary item             15,089       13,416
    Extraordinary item - loss on
       retirement of debt                              (1,180)
                                     -----------    ---------
        Net income                   $    15,089   $   12,236
                                     ===========    =========
    Per share data:
        Net income before
          extraordinary item         $      0.66   $     0.59
    Extraordinary item - loss on
       retirement of debt                               (0.05)
                                     -----------   ----------
        Net income                   $      0.66   $     0.54
                                     ===========   ==========

Note C _ Lines of Credit
  During 1995, the Company borrowed an additional $54.1 million on its lines of credit. Proceeds were used to repay the $4.3 million line of credit assumed in the Merger as well as fund the acquisition of the Evergreen Partnership and four storage centers. Proceeds were also used to fund purchase of several parcels of undeveloped land and the initial construction costs at these development sites. All outstanding balances on the lines of credit were repaid in June with the proceeds from the offering of Company shares.


Note D _ Shareholder's Equity
  On June 13, 1995 the Company issued an additional 4.5 million Class A Common shares at $23.00 per share, providing net proceeds after offering costs of $96.9 million. On July 11, 1995, the Company's underwriters exercised their over allotment option and the Company issued an additional 420,000 shares. These additional shares provided approximately $9 million in net proceeds which will be used to fund storage center development and acquisitions and general corporate purposes.


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

Acquisition of Evergreen Properties - In May 1995, SSC Evergreen, Inc., a wholly owned subsidiary of the Company, purchased the limited partner interest in Shurgard Evergreen Limited Partnership (the Evergreen Partnership), an entity formed in May 1990 to develop and own self storage centers, of which the Company is the general partner. The limited partner interest was owned by a wholly owned subsidiary of the State Investment Board of the State of Washington. The Evergreen Partnership developed and owns seven self storage centers directly and, through a joint venture, owns an interest in an additional three centers. Three of the centers are located in the Atlanta, Georgia area, three are located in the Portland, Oregon area, and one each is located near Philadelphia, Pennsylvania, Phoenix, Arizona, San Antonio, Texas and Seattle, Washington. At the time of acquisition, the centers, having an aggregate of 631,000 net rentable square feet, had a weighted average occupancy rate of 81%, based on net rentable square footage. The purchase price for the limited partner interest in Evergreen Partnership was $35.5 million which was financed through the Company's line of credit.

Additional Developments and Acquisitions - In 1995, the Company has continued to selectively acquire development parcels and self storage centers in its target markets. Seven developments, including joint ventures, are currently under construction in the United States which will contain an aggregate of approximately 445,000 net rentable square feet of storage space. Land has been purchased for two additional centers and construction is expected to begin this summer. The Company has also acquired existing self storage properties in Taylor, Michigan (March 1995), Orland Park, Illinois (May 1995), Puyallup, Washington (May 1995) and Madison Heights, Michigan (June 1995) with a total of approximately 173,000 net rentable square feet of storage space. In the first six months of 1995, the Company invested $4.7 million in its Benelux subsidiary which owns one operating storage center and has commenced construction on two additional centers in the Brussels metropolitan area. The three Belgian facilities are expected to have aggregate net rentable square footage of 169,000.

Public Stock Offering - On June 13, 1995 the Company issued an additional 4.5 million Class A Common shares at $23.00 per share, providing net proceeds after offering costs of $96.9 million. On July 11, 1995, the Company's underwriters exercised their over allotment option and the Company issued an additional 420,000 shares. These additional shares provided approximately $9 million in net proceeds which will be used to fund storage center development and acquisitions and general corporate purposes.

Liquidity and Capital Resources

During 1995, the Company invested $26.5 million in storage centers. In addition to the $8 million storage center acquired in the Merger, the Company invested approximately $10 million in acquisitions of four operating storage centers, $6 million in development projects and over $2 million in capital improvements to its existing portfolio. The $6.5 million increase in other real estate investments reflects primarily the $4.7 million invested in the Company's Benelux subsidiary and the $1.8 million invested in the Tennessee joint ventures. As described above, the Company also invested $35.3 million in cash (net of partnership cash received) in the purchase of the Evergreen partnership interest.

Cash balances declined from December 31, 1994 to June 30, 1995 as operating cash flow and working capital were used to temporarily fund acquisition and development needs. Additional cash was borrowed on the lines of credit as needed to meet remaining acquisition and development requirements. The Company borrowed $7 million on March 31, 1995, under its line of credit to repay the $4.3 million line of credit assumed in the Merger and finance the acquisition and development activity described above. All outstanding balances on the Company's lines of credit were repaid on June 13, 1995, leaving current capital available from lines of credit at June 30, 1995 of $100 million. At June 30, 1995, the Company's debt to total asset ratio was 23% and its debt to total capitalization ratio was 20%.

The Company anticipates that cash flow from operating activities, available lines of credit and the proceeds from its equity offering will continue to provide adequate capital for planned expansion, principal payments and dividend payments in accordance with REIT requirements. Cash provided by operating activities for the six months of operations was $21 million. The Company has declared the following dividends during 1995:

     Quarter ended  Record Date       Pay Date     Per Share Amount
     -------------  -------------   -------------  ----------------
     Dec. 31, 1994  Feb. 10, 1995   Mar. 29, 1995        0.44
     Mar. 31, 1995  Mar. 22, 1995   May 19, 1995         0.46
     June 30, 1995  June 2, 1995    July 31, 1995        0.46

Results of Operations

The Company operates a professionally-managed real estate portfolio consisting primarily of self service storage properties that provide month-to-month leases for business and personal use. Net income for the quarter was $6.6 million, or $0.35 per share, reflecting three months of consolidated operations for 160 storage centers and two business parks, as well as a partial quarter of operations for an additional thirteen centers acquired during the quarter (the fourth acquisition occurred on June 30, 1995 so no operating results are included). The table below provides measures of geographic diversity and property earnings as a percentage of historical cost. Performance measures are annualized to allow comparisons between periods.
                                            Year-to-date 1995
                  Percentage of Portfolio  Annualized Property
                   Based on Original Cost       Performance
                   ----------------------   ------------------
          California      15.0%                    12.5%
          Florida          5.7%                    11.8%
          New York         5.3%                    15.7%
          Texas           14.4%                    11.9%
          Virginia         8.9%                    12.2%
          Washington      20.2%                    12.2%
          Other           30.5%                    14.2%
                         ------
          Total            100%

The annualized property performance percentages are determined by dividing the annualized property level net operating income (rental revenue less direct property operating expenses and real estate taxes) for the six months ended June 30, 1995 by the original acquisition cost. This new definition of NOI excludes management fees which were incurred prior to the merger in order to be comparable with the current presentation. This performance is not necessarily indicative of what the actual property performance percentages for the full year will be. Net operating income is not reduced by depreciation, general and administrative expenses or certain management level operating expenses and, had it been, the percentages would be lower. This performance measure should not be construed as a yield or return of investment.

FFO is used by many financial analysts in evaluating REIT's. The Company has historically defined FFO as net income before extraordinary items, plus depreciation and amortization, plus or minus certain non-recurring revenue and expenses. The Company has modified our definition of FFO in accordance with the recommendations of NAREIT (the REIT industry association) to exclude amortization of financing costs. Accordingly, management now calculates FFO as net income before extraordinary items, plus depreciation and amortization relating to real estate activities, plus or minus certain non-recurring revenue and expenses.

The following table reconciles our previous definition to the new
NAREIT definition (in thousands):

                            Quarter Ended June 30,  Six Mos. Ended June 30,
                            ----------------------  -----------------------
                                       Pro Forma                Pro Forma
                                 1995       1994         1995        1994
                             --------    -------      -------     -------
Net income before            $  6,639    $ 5,422      $11,993     $10,709
extraordinary item
Depreciation/Amortization       4,347      3,519        8,141       6,493
Non-recurring
revenue/expenses                    0          0            0         (58)
                              -------    -------       ------      ------
FFO as Previously Defined      10,986      8,941       20,134      17,144
Less deferred financing costs    (280)      (190)        (560)       (380)
                              -------    -------       ------      ------
FFO as Currently Defined     $ 10,706    $ 8,751      $19,574     $16,764
                              =======    =======       ======      ======
Weighted Average Shares
    Outstanding                19,141     16,984       18,117      16,984
                              =======    =======       ======      ======

FFO for the second quarter of 1995 rose nearly $2 million over the pro forma FFO for the second quarter of 1994. This growth reflects the improved performance of current properties as well as the addition of properties acquired during the past year. Future growth rates will reflect the performance of developments, as well as current properties and acquisitions. Given the anticipated rent-up time frame on development properties, it normally takes six to nine months after opening a store to generate positive cash flow. Additionally, it could take a year or longer to reach a return consistent with the current portfolio. During this `rent-up' period, management expects earnings and FFO per share will be effected. Management estimates that, at the current share level, the effect on FFO, for the first year of operations for an average development, will be slightly above $0.01 per share, assuming that it is financed with debt. Although in the interim, total growth in FFO will not reflect the full impact of expected increases in same store operations and from acquisitions, management continues to believe that development of storage centers will provide superior long-term returns.


Quarter Ended June 30, 1995 compared to Quarter Ended June 30, 1994 Net income for the second quarter of 1995 has increased 19.3% or $1.1 million over net income before extraordinary item for the second quarter of 1994. This significant improvement reflects the Company's merger with its advisor/property management company, the acquisition of 34 storage, as well as strong growth in earnings for the original portfolio.

Second quarter 1995 revenues rose 26% or $5 million compared to the second quarter of 1994, including the addition of $1 million in revenues from property management operations and a $3.7 million increase in rental revenues. Rising rental revenues reflect approximately $1.5 million of revenues related to the 20 storage centers acquired September 1, 1994, $1.1 million of revenues related to properties added during this quarter, and an 8% increase in average rental rates for the original portfolio of assets. The average rental rate on the Company's original portfolio of storge centers rose from $8.13 for the second quarter of 1994 to $8.78 for the second quarter of 1995. Average occupancy levels declined slightly to 87% for the quarter ended June 30, 1995 from 89% for the quarter ended June 30, 1994.

Total expenses for the second quarter of 1995 rose 20.5% or $2.3 million over the second quarter of 1994, of which $773,000 represents increases in noncash depreciation and amortization reflecting the Company's acquisitions and loan costs related to the lines of credit. An additional $784,000 of the increase reflects the addition of the storage centers discussed above. Due to its merger with the management company, the Company no longer pays management fees but instead recognizes the actual expenses of management administration and real estate operations. These additional expenses are also offset by the revenues received for services performed for outside parties. General and administrative expenses includes an additional $400,000 and operating expenses includes $1.2 million related to the addition of the management company expenses. These are offset by the $974,000 in revenue generated from its external operations and the $1.1 million elimination of management fees.
Interest expense rose $1.6 million for the second quarter of 1995 over the same quarter in 1994 due to higher debt balances. During the second quarter of 1994, the Company had no outstanding balances on its lines of credit, while the outstanding balances for the second quarter of 1995 reflect borrowings related to the acquisition activity discussed above.


Six Months Ended June 30, 1995 compared to June Ended June 30, 1994 The following comparison of operating results discuss the Company's actual first half 1995 results to the combined operating results of the Predecessor from January 1, 1994 to March 1, 1994 and the operating results of the Company from March 1, 1994 (the beginning of operations) to June 30, 1994.

Rental revenues for the first six months rose 16.4% or $6.2 million compared to the first half of 1994. This reflects approximately $2.9 million of revenues related to the 20 storage centers acquired September 1, 1994, $1.1 million of revenues related to properties added during this quarter, as well as rental rate increases for the original portfolio of assets.

Total expenses for the first six months of 1995 rose 14.5% over the first half of 1994, while income from operations rose 31% for the same period. This increase reflects the addition of acquisitions made during the last year as well as the merger with the property management company discussed above.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  July 26, 1995  By: /s/ Harrell Beck
                          Harrell Beck
                          Chief Financial Officer and Authorized Signatory