Form 10-Q/A
period 1995-03-31
SHURGARD STORAGE CENTERS INC
filed 1995-07-31
CIK 906933

FORM 10-Q/A #3
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Special Meeting of Shareholders held on March 21, 1995, the shareholders voted to approve the merger of Shurgard Incorporated with and into Shurgard Storage Centers, Inc. pursuant to an Agreement and Plan of Merger dated December 19, 1994. There were 10,068,323 shares cast in favor of, 527,656 shares cast against, and 801,713 shares abstaining from voting on the resolution.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      SHURGARD STORAGE CENTERS, INC.

Date:  July 31, 1995  By: /s/ Harrell Beck
                      -----------------------------------------------
                          Harrell Beck
                          Chief Financial Officer and Authorized Signatory