Form 10-Q
period 1995-09-30
SHURGARD STORAGE CENTERS INC
filed 1995-10-27
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                  OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


For Quarter Ended September 30, 1995       Commission file number  0-23466

                 SHURGARD STORAGE CENTERS, INC.
        (Exact name of registrant as specified in its charter)

             DELAWARE                          91-1603837
     (State or other jurisdiction of      (IRS Employer
     incorporation or organization)       Identification No.)

1201-3RD AVENUE, SUITE 2200, SEATTLE, WASHINGTON           98101
     (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)   206-624-8100

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Shares outstanding at October 16, 1995:
     Class A Common Stock, $.001 par value, 23,039,317 shares outstanding
     Class B Common Stock, $.001 par value, 154,604 shares outstanding

                    Shurgard Storage Centers, Inc.

             Part I, Item 1:  Consolidated Balance Sheets
                              (unaudited)
               (Amounts in thousands except share data)

                                          Sept. 30,     Dec. 31,
                                             1995         1994
                                          ----------   ----------
Assets:
 Storage centers:
  Land                                    $  99,882    $  88,532
  Buildings and equipment, net              398,604      362,332
  Construction in progress                   13,535          532
                                          ----------   ----------
                                            512,021      451,396
 Other real estate investments               22,040       15,104
 Cash and cash equivalents                   14,667       13,162
 Restricted cash                              2,043        2,766
 Other assets                                46,200       12,162
                                          ----------   ----------

       Total assets                       $ 596,971    $ 494,590
                                          ==========   ==========

Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities   $  12,624    $  10,138
 Lines of credit                                          42,000
 Notes payable                              131,887      125,137
                                          ----------   ----------
       Total liabilities                    144,511      177,275
                                          ----------   ----------

Minority interest in other real estate
investments                                   2,597          470
 Shareholders' equity:
  Class A common stock, $0.001 par value;
   120,000,000 authorized; 23,039,317 and
   16,983,887 shares issued and outstanding 452,920      317,434

  Class B common stock, $0.001 par value;
   500,000 shares authorized, 154,604
   issued and outstanding; net of loans to
   shareholders of $4,002                    (1,086)      (1,086)

  Cumulative dividends                      (41,005)     (17,324)

  Cumulative earnings                        39,034       17,821
                                          ----------   ----------
       Total shareholders' equity           449,863      316,845
                                          ----------   ----------

Total liabilities and shareholders'
    equity                              $   596,971  $   494,590
                                          ==========   ==========

                    Shurgard Storage Centers, Inc.

        Part I, Item 1:  Consolidated Statements of Net Income
                              (unaudited)
             (Amounts in thousands except per share data)


                                             Company
                                     -------------------------
                                    Three months  Three months
                                       ended         ended
                                     Sept. 30,     Sept. 30,
                                        1995          1994
                                     ----------    ----------

     Rental revenue                  $  24,768     $  20,465
     Revenue from other
       real estate investments             315            50
     Property management revenue         1,005
                                     ----------    ----------
          Total revenue                 26,088        20,515
                                     ----------    ----------


     Operating expense                   6,630         4,875
     Management fees                                   1,233
     Depreciation and amortization       4,578         3,303
     Real estate taxes                   1,985         1,757
     General and administrative          1,412           763
                                     ----------    ----------
          Total expenses                14,605        11,931
                                     ----------    ----------

     Income from operations             11,483         8,584
                                     ----------    ----------

     Interest and other income             101           242
     Interest expense                   (2,363)       (2,822)
                                     ----------    ----------
     Total other income (expense)       (2,262)       (2,580)
                                     ----------    ----------

     Net income                      $   9,221     $   6,004
                                     ==========    ==========

     Net income per Common and
       Common Equivalent Share       $    0.40     $    0.35
                                     ==========    ==========

                    Shurgard Storage Centers, Inc.

         Part I, Item 1:  Consolidated Statements of Earnings
                              (unaudited)
             (Amounts in thousands except per share data)

                                      Company            Predecessor
                                ---------------------    ------------
                                  Nine        Nine       Period from
                                 months      months      Jan. 1, 1994
                                 ended       ended            to
                               Sept. 30,   Sept. 30,       March 1,
                                  1995        1994           1994
                                ---------  ---------      ----------

Rental revenue                  $ 68,511   $ 45,701       $ 12,348
Revenue from other
  real estate investments          1,016        109             20
Property management revenue        2,036
                                ---------  ---------      ---------
     Total revenue                71,563     45,810         12,368
                                ---------  ---------      ---------


Operating expense                 17,945     10,567          2,961
Management fees                    1,320      2,739            733
Depreciation and amortization     12,609      7,594          2,390
Real estate taxes                  5,678      4,083          1,170
General and administrative         3,648      1,689          1,232
                                ---------  ---------      ---------
     Total expenses               41,200     26,672          8,486
                                ---------  ---------      ---------

Income from operations            30,363     19,138          3,882
                                ---------  ---------      ---------

Interest and other income            496        473            188
Interest expense                  (9,646)    (5,814)          (487)
Incentive management fees                                   (5,340)
Litigation, hostile takeover defense
  and consolidation expense                                (12,180)
Gain on consolidation                                       48,223
                                ---------  ---------      ---------
  Total other income (expense)    (9,150)    (5,341)        30,404
                                ---------  ---------      ---------

Income before extraordinary item  21,213     13,797         34,286
Extraordinary item - loss
  on retirement of debt                      (1,180)
                                ---------  ---------      ---------

Net income                      $ 21,213   $ 12,617       $ 34,286
                                =========  =========      =========

Net income per Common and
Common Equivalent Share:

Income before extraordinary item $  1.07    $  0.81
Extraordinary item - loss
  on retirement of debt                       (0.07)
                                ---------  ---------

Net income per share            $   1.07   $   0.74
                                =========  =========

                    Shurgard Storage Centers, Inc.

        Part I, Item 1:  Consolidated Statements of Cash Flows
                              (unaudited)
                        (Amounts in thousands)


                                           Company         Predecessor
                                      -------------------   ------------
                                        Nine      Nine     Period from
                                       months    months    Jan. 1, 1994
                                       ended     ended          to
                                     Sept. 30, Sept. 30,     March 1,
                                        1995      1994         1994
                                      --------  --------     ----------
Operating activities:
 Net income                           $21,213   $12,617       $34,286
 Adjustments to reconcile earnings
 to net cash provided by operating
 activities:
  Depreciation and amortization        12,609     7,594         2,390
  Minority interest in earnings from
   investments in joint partnerships      168
  Gain on consolidation                                       (48,223)
  Loss on retirement of debt                      1,180
  Earnings in excess of distributions
   from joint venture                               (29)          (20)
  Changes in other accounts:
   Restricted cash                        723    (2,717)
   Other assets                         1,864      (474)        2,675
   Accounts payable and
      other liabilities                  (349)      874        (2,391)
   Accrued consolidation expense                               16,399
                                      -------   --------       -------
   Net cash provided by operating
     activities                        36,228    19,045         5,116
                                      -------   --------       -------

Investing activities:
 Construction, acquisition and
  improvement of storage centers      (25,531) (100,875)       (1,158)
 Purchase of real estate investments   (7,180)     (600)
 Purchase of amortizable assets          (200)
 Investment in property management
  company                                (480)
 Investment in limited partnership    (35,308)
 Proceeds from sale of real estate
  and equipment                                                64,120
 Distributions in excess of earnings
  from investment in joint partnerships   244

                                      -------   -------       -------
   Net cash (used in) provided by
     investing activities             (68,455) (101,475)       62,962
                                      -------   -------       -------

Financing activities:
 Proceeds from stock offering         106,080
 Proceeds from notes payable                    227,180           350
 Proceeds from line of credit          54,093    30,000           680
 Payment of financing costs            (1,600)   (8,088)
 Payment of assumed consolidation
  liabilities                                   (11,662)
 Repayment of lines of credit        (100,430)
 Principal payments on notes payable     (525) (129,168)         (855)
 Dividends paid                       (23,681)   (9,851)
 Distributions to partners               (205)                   (764)
                                      -------   -------       -------
   Net cash provided by (used in)
     financing activities              33,732    98,411          (589)
                                      -------   -------       -------

Increase in cash and cash equivalents   1,505    15,981        67,489
Cash and cash equivalents at
 beginning of year                     13,162         1         9,057
                                      -------   -------       -------
Cash and cash equivalents at
 end of period                        $14,667   $15,982       $76,546
                                      =======   =======       =======

Supplemental schedule of cash flow information:
 Cash paid during the period for
  interest                            $ 9,657   $ 5,631       $   487
                                      =======   =======       =======

                    Shurgard Storage Centers, Inc.
      Part I, Item 1:  Notes to Consolidated Financial Statements
                 Nine Months Ended September 30, 1995
                              (unaudited)

Note A -- Basis of Presentation
  The consolidated financial statements include the accounts of the Company, and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. Prior to March 1, 1994, the Company was inactive.

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

  On March 1, 1994, the Company completed the acquisition of 17 publicly-held limited partnerships (the Predecessor) as a means for assembling an initial portfolio of real estate investments. The combined financial statements presented herein for the period from January 1, 1994 to March 1, 1994 represent the Predecessor's combined results of operations and cash flows prior to the March 1, 1994. Since the purchase method of accounting was used to record assets acquired and certain limited partners elected to receive cash rather than Company stock, the Predecessor financial statements are not comparable in all material respects with financial statements subsequent to the Acquisition Date. The most significant differences relate to the Partnerships' higher historical cost of storage centers and the related depreciation and the Company's higher debt and related interest expense in periods after the Acquisition Date.

  Weighted average shares outstanding for the three months and nine months ended September 30, 1995 were 23,133,515 and 19,807,707, respectively and for both the three months and nine months ended September 30, 1994 were 16,983,887.


Note B -- Merger
  On March 24, 1995, the Company merged with Shurgard Incorporated (the Management Company) in order to become self-administered and self-advised. On that date, the Company issued 1,266,705 new shares of Class A common stock to the shareholders of the Management Company. In addition, 282,572 shares previously owned by the Management Company were reissued to Management Company shareholders. On August 28, 1995 pursuant to the Merger Agreement, an additional 23,030 shares were issued as a result of adjustments identified in the audit of the Management Company's final statement of assets, liabilities and stockholder's equity. The Management Company shareholders may receive additional shares over the next five years as consideration for certain partnership interests held by the Management Company which were not valued at the time of the Merger. A summary of the assets and liabilities assumed in this transaction are as follows (amounts in thousands):

      Storage centers                          $ 8,058
      Cash                                         780
      Other assets                              34,663
      Line of credit                            (4,337)
      Notes payable                             (7,275)
      Other liabilities                         (2,480)
                                               --------
                                               $29,409
                                               ========

  During the second quarter of 1995, SSC Evergreen, Inc., a wholly owned subsidiary of the Company, purchased the limited partnership interest in a partnership (the Evergreen Partnership) which owns seven storage centers and a 59.5% interest in a joint venture owning three additional storage centers. The Company paid $35.5 million in exchange for the 99% limited partnership interest. The Company previously owned the 1% general partnership interest which was acquired in the Merger.

  The following unaudited pro forma statements of income represent the results of operations of the Company for the nine months ended September 30, 1994 and as if all properties owned by the Company at September 30, 1995 had been acquired on January 1, 1994 and the merger of the Management Company, the acquisition of Evergreen Partnership and the stock offering had been consummated on January 1, 1994. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies.
                                             Nine months ended
                                                 Sept. 30,
                                            ---------------------
                                              1995       1994
                                            ---------  ---------
                                               (in thousands)

    Revenues                                $75,500    $ 71,593
    Operations expenses                     (29,819)    (28,720)
    Depreciation and amortization           (13,423)    (13,094)
    Interest expense                         (7,778)     (8,238)
                                            ---------  ---------
      Net income before extraordinary item   24,480      21,541
    Extraordinary item - loss of retirement
     of debt                                             (1,180)
                                            ---------  ---------
      Net income                            $24,480    $ 20,361
                                            =========  =========

    Per share data:
    Net income before extraordinary item       1.05        0.93
    Extraordinary item - loss of retirement
     of debt                                              (0.05)
                                            ---------  ---------
  Net income                                $  1.05    $   0.88
                                            =========  =========


Note C -- Lines of Credit
  During 1995, the Company borrowed an additional $54.1 million on its lines of credit. Proceeds were used to repay the $4.3 million line of credit assumed in the Merger as well as fund the acquisition of the Evergreen Partnership and four storage centers. Proceeds were also used to fund the purchase of several parcels of undeveloped land and the initial construction costs at these development sites. All outstanding balances on the lines of credit were repaid in June with the proceeds from an offering of Company shares described in Note D. During the third quarter, the interest rate on one of the $50 million lines of credit was reduced from LIBOR plus 200 basis points to LIBOR plus 175 basis points.


Note D -- Shareholder's Equity
  On June 13, 1995, the Company issued an additional 4.5 million Class A Common shares at $23.00 per share, providing net proceeds after offering costs of $96.9 million. On July 11, 1995, the Company's underwriters exercised their over allotment option and the Company issued an additional 420,000 shares, providing approximately $9 million in net proceeds. Net proceeds were used to repay lines of credit and the remaining funds will be used to fund storage center development and acquisitions and general corporate purposes. Stock options exercised during the quarter total 300 shares at an exercise price of $23.00 and market value of $24.125 at the time of exercise.



Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has entered into a number of important transactions during 1995 that further establish the structural and financial means of executing its 1995 growth plan. The following discussion summarizes the recent developments pertaining to the Company.

Merger of the Management Company - In order to create a fully integrated company and more closely align the interests of management with the shareholders, the Management Company merged with the Company on March 24, 1995. Pursuant to the Agreement and Plan of Merger, the outstanding shares of the Management Company common stock were converted into an aggregate of 1,289,734 newly issued shares of the Company's Class A Common Stock (Common Stock) and an additional 282,572 shares that replaced the Common Stock previously owned by the Management Company, subject to certain adjustments. Pursuant to the Merger Agreement, Management Company shareholders are also entitled to receive additional shares of Common Stock in the future based on (i) the extent to which, during the five years following the Merger, the Company realizes value as a result of certain transactions relating to interests in or assets of six limited partnerships acquired by the Company in the Merger and (ii) the value, at the end of five years after the Merger, or in the event of a change of control of the Company, of any remaining interests in such partnerships as determined by independent appraisal.

Listing of Common Stock on the NYSE - The Common Stock was authorized for listing on the NYSE under the symbol "SHU" on April 27, 1995, and commenced trading on the NYSE on May 5, 1995. From March 28, 1994 through May 4, 1995, the Common Stock traded on the Nasdaq National Market under the symbol "SHUR."

Acquisition of Evergreen Properties - In May 1995, SSC Evergreen, Inc., a wholly owned subsidiary of the Company, purchased the limited partner interest in Shurgard Evergreen Limited Partnership (the Evergreen Partnership), an entity formed in May 1990 to develop and own self storage centers, of which the Company is the general partner. The limited partner interest was owned by a wholly owned subsidiary of the State Investment Board of the State of Washington. The Evergreen Partnership developed and owns seven self storage centers directly and, through a joint venture, owns an interest in an additional three centers. Three of the centers are located in the Atlanta, Georgia area, three are located in the Portland, Oregon area, and one each is located near Philadelphia, Pennsylvania, Phoenix, Arizona, San Antonio, Texas and Seattle, Washington. At the time of acquisition, the centers, having an aggregate of 631,000 net rentable square feet, had a weighted average occupancy rate of 81%, based on net rentable square footage; weighted average occupancy for the quarter ended September 30, 1995 was 85%. The purchase price for the limited partner interest in Evergreen Partnership was $35.5 million which was financed through the Company's line of credit.

Additional Developments and Acquisitions - In 1995, the Company has continued to selectively acquire development parcels and self storage centers in its target markets. Nine developments are currently under construction in the United States which will contain an aggregate of approximately 518,000 net rentable square feet of storage space. Additionally, three storage centers were opened or partially opened by the Company's Tennessee joint ventures. The Company has also acquired existing self storage properties in Taylor, Michigan (March 1995), Orland Park, Illinois (May 1995), Puyallup, Washington (May 1995) and Madison Heights, Michigan (June 1995) with a total of approximately 173,000 net rentable square feet of storage space. In the first nine months of 1995, the Company invested $4.7 million in its Benelux subsidiary which owns three operating storage centers having aggregate net rentable square footage of 169,000. The following table summarizes the 1995 acquisition and development activity for the Company and its joint ventures:

                                                              Net
                           1st     2nd      3rd    Year to  Rentable
                         Quarter Quarter  Quarter   Date    Sq. Ft.
                         ------- -------  -------  -------  --------
Stores Acquired             2       13       0       15*    965,000
Stores Partially Opened
or Completed                2       1        3        6     347,000
* Includes a majority interest acquired in three properties

Public Stock Offering - On June 13, 1995, the Company issued an additional 4.5 million Class A Common shares at $23.00 per share, providing net proceeds after offering costs of $96.9 million. On July 11, 1995, the Company's underwriters exercised their over allotment option and the Company issued an additional 420,000 shares, providing approximately $9 million in net proceeds. Net proceeds were used to repay lines of credit and the remaining funds have been used to fund storage center development and acquisitions and general corporate purposes.

Liquidity and Capital Resources

During 1995, the Company has invested $34 million in storage centers. In addition to the $8 million storage center acquired in the Merger, the Company invested approximately $10 million in acquisitions of four operating storage centers, $13 million in development projects and $3 million in capital improvements to its existing portfolio. The $7.2 million increase in other real estate investments reflects primarily the $4.7 million invested in the Company's Benelux subsidiary and the $2.3 million invested in the Tennessee joint ventures. As described above, the Company also invested $35.3 million in cash (net of partnership cash received) in the purchase of the Evergreen partnership interest.

Cash balances increased from December 31, 1994 to September 30, 1995 as a result of excess stock offering proceeds. Prior to the stock offering, $54 million was borrowed on the lines of credit to meet interim acquisition and development requirements and repay the $4.3 million line of credit assumed in the Merger. All outstanding balances on the Company's lines of credit, including the $42 million borrowed in 1994, were repaid on June 13, 1995, leaving current capital available from lines of credit at September 30, 1995 of $100 million. At September 30, 1995, the Company's debt to total asset ratio was 22% and its debt to total capitalization ratio was 19%.

The Company anticipates that cash flow from operating activities, available lines of credit and the proceeds from its equity offering will continue to provide adequate capital for planned expansion, principal payments and dividend payments in accordance with REIT requirements. Cash provided by operating activities for the nine months of operations was $36 million. The Company has declared the following dividends during 1995:

     Quarter ended  Record Date      Pay Date     Per Share Amount
     -------------  -------------  -------------  ----------------
     Dec. 31, 1994  Feb. 10, 1995  Mar. 29, 1995       0.44
     Mar. 31, 1995  Mar. 22, 1995  May 19, 1995        0.46
     June 30, 1995  June 2, 1995   July 31, 1995       0.46
     Sept. 30, 1995 Nov. 9, 1995   Nov. 22, 1995       0.46

In order to distribute accumulated earnings and profits related to the merger with the Management Company, the Company expects to accelerate its usual fourth quarter dividend and to declare a special dividend of $2 to $3 million. The Company expects to declare both dividends prior to year end, with payable dates in January 1996.

Results of Operations

The Company operates a professionally-managed real estate portfolio consisting primarily of self service storage properties that provide month-to-month leases for business and personal use. Net income for the third quarter of 1995 was $9.2 million, or $0.40 per share, reflecting three months of consolidated operations for 168 storage centers, a commercial building and two business parks. The table below provides measures of geographic diversity and property earnings as a percentage of historical cost. Performance measures are annualized to allow comparisons between periods.
                                                Year-to-date 1995
                    Percentage of Portfolio    Annualized Property
                     Based on Original Cost        Performance
                   ------------------------- ------------------------
          California          14.9%                    12.9%
          Florida              5.6%                    12.3%
          New York             5.3%                    16.3%
          Texas               14.3%                    12.1%
          Virginia             8.8%                    12.8%
          Washington          20.1%                    12.6%
          Other               30.9%                    14.6%
                             ------
          Total                100%
                             ======

The annualized property performance percentages are determined by dividing the annualized property level net operating income (rental revenue less direct property operating expenses and real estate taxes) for the nine months ended September 30, 1995 by the original acquisition cost. This new definition of NOI excludes management fees which were incurred prior to the merger in order to be comparable with the current presentation. This performance is not necessarily indicative of what the actual property performance percentages for the full year will be. Net operating income is not reduced by depreciation, general and administrative expenses or certain management level operating expenses and, had it been, the percentages would be lower. This performance measure should not be construed as a yield or return of investment.

FFO is used by many financial analysts in evaluating REIT's. The Company has historically defined FFO as net income before extraordinary items, plus depreciation and amortization, plus or minus certain non-recurring revenue and expenses. The Company has modified our definition of FFO in accordance with the recommendations of NAREIT (the REIT industry association) to exclude amortization of financing costs. Accordingly, management now calculates FFO as net income before extraordinary items, plus depreciation and amortization relating to real estate activities, plus or minus certain non-recurring non-real estate revenue and expenses.

The following table reconciles our previous definition to the new
NAREIT definition (in thousands):

                                 Quarter ended     Nine months ended
                                 September 30,       September 30,
                               ------------------  ------------------
                                                            Pro Forma
                                 1995      1994      1995      1994
                               -------   -------   -------   -------
Net income before extraordinary
item                             9,221     6,004    21,213    16,713
Depreciation/Amortization        4,560     3,331    12,702     9,824
Non-recurring revenue/expenses       0          0        0       (58)
                               -------   -------   -------   -------

FFO as Previously Defined       13,781     9,335    33,915    26,479
                               =======   =======   =======   =======
Less deferred financing costs     (280)     (220)     (840)     (600)
                               -------   -------   -------   -------

FFO as Currently Defined        13,501     9,115    33,075    25,879
                               =======   =======   =======   =======

Weighted Average Shares
Outstanding                     23,134    16,984    19,808    16,984
                               =======   =======   =======   =======

FFO for the third quarter of 1995 rose $4.4 million over the pro forma FFO for the third quarter of 1994. This growth reflects the improved performance of current properties as well as the addition of properties acquired during the past year. Future growth rates will reflect the performance of developments, as well as current properties and acquisitions. Given the anticipated rent-up time frame on development properties, it normally takes six to nine months after opening a store to generate positive operating cash flow and at least twelve months to cover its debt service costs. Additionally, it could take a year or longer to reach a return consistent with the current portfolio. During this `rent-up' period, management expects earnings and FFO per share will be effected. Management estimates that, at the current share level, the effect on FFO, for the first year of operations for an average development, will be approximately $0.01 per share, assuming that it is financed with debt. Despite this interim drag, management continues to believe that development of storage centers will provide superior long-term returns.


Quarter Ended September 30, 1995 compared to Quarter Ended September 30, 1994

Net income for the third quarter of 1995 has increased 54% or $3.2 million over net income for the third quarter of 1994. This significant improvement reflects the Company's merger with its advisor/property management company, the acquisition of 35 storage centers (20 of them on September 1, 1994), the opening or partial opening of three development sites, as well as strong growth in earnings for the original portfolio.
Third quarter 1995 revenues rose 27% or $5.6 million compared to the third quarter of 1994, including the addition of $1 million in revenues from property management operations and a $4.3 million increase in rental revenues. Rising rental revenues reflect approximately $1.6 million of revenues related to the 20 storage centers acquired September 1, 1994, $2 million of revenues related to properties added during the second quarter, and a 6% increase in average rental rates for the original portfolio of assets. The average rental rate on the Company's original portfolio of storage centers rose from $8.42 for the third quarter of 1994 to $8.96 for the third quarter of 1995. Average occupancy levels remained relatively stable at 89% for the quarter ended September 30, 1995 compared to 90% for the quarter ended September 30, 1994.
Total expenses for the third quarter of 1995 rose 22% or $2.7 million over the third quarter of 1994, of which $1.3 million represents increases in noncash depreciation and amortization reflecting the Company's acquisitions and loan costs related to the lines of credit. An additional $1.1 million of the increase reflects the addition of the storage centers discussed above. Due to its merger with the management company, the Company no longer pays management fees but instead recognizes the actual expenses of management administration and real estate operations. These additional expenses are also offset by the revenues received for services performed for outside parties. General and administrative expenses includes an additional $400,000 and operating expenses includes $1.3 million related to the addition of the management company expenses. These are offset by the $1 million in revenue generated from its external operations and the $1.2 million elimination of management fees.
Interest expense decreased $459,000 for the third quarter of 1995 compared to the same quarter in 1994 primarily due to the capitalization of $435,000 in construction period interest. Additionally, the Company had no outstanding balances on its lines of credit during the third quarter of 1995.


Nine Months Ended Sept. 30, 1995 compared to Nine Months Ended Sept. 30, 1994

The following discussion of operating results compares the Company's actual results for the first nine months of 1995 to the combined operating results of the Predecessor from January 1, 1994 to March 1, 1994 and the operating results of the Company from March 1, 1994 (the beginning of operations) to September 30, 1994.
Revenues for the first nine months rose 23% or $13.4 million compared to the first nine months of 1994, including the addition of $2 million in revenues from property management operations and a $10.5 million increase in rental revenues. This reflects approximately $4.4 million of revenues related to the 20 storage centers acquired September 1, 1994, $2.8 million of revenues related to properties added during the second quarter, as well as a 6% increase in revenues for the original portfolio of assets.
Total expenses for the first nine months of 1995 rose 17% over the first nine months of 1994, while income from operations rose 32% for the same period. This increase reflects the addition of acquisitions made during the last year as well as the merger with the property management company discussed above.


Item 4 - Matters submitted for shareholder vote:

The Company's Annual Meeting of Shareholders was held on July 26, 1995. At the meeting there were 195 shares represented in person and 15,233,380 shares represented by proxy, making a total of 15,223,575 shares, which was 83 percent of the 18,250,592 shares of the Company entitled to vote at the Meeting. The following are the results of the vote:

Proposal 1 - Election of Directors

A. Election of the following two nominees to serve as directors for three-year terms or until their respective successors are elected and qualified:

                                                AGAINST OR
                      FOR                   AUTHORITY WITHHELD
         -----------------------------  --------------------------
            In                            In
          Person   By Proxy    Total    Person  By Proxy    Total
          ------  ---------  ---------  ------  --------- ---------
                                 -
Charles
K. Barbo   195   14,796,749  14,796,947    0      426,631   426,631

Donald W.
Lusk       195   14,837,381  14,837,576    0      386,242   386,242


B. Election of the following two nominees to serve as directors for two-year terms or until their respective successors are elected and qualified:

                                                AGAINST OR
                      FOR                   AUTHORITY WITHHELD
         -----------------------------  ---------------------------
            In                            In
          Person   By Proxy    Total    Person  By Proxy    Total
          ------  ---------  ---------  ------  --------- ---------
Wendell
J. Smith    0    14,804,114  14,804,114   195    407,379   407,574

Harrell
L. Beck     0    14,855,475  14,855,475   195    365,818   366,013


C. Election of the nominee to serve as director for a one-year term or until his respective success or is elected and qualified:

                                                AGAINST OR
                      FOR                   AUTHORITY WITHHELD
         -----------------------------  ---------------------------
            In                            In
          Person   By Proxy    Total    Person  By Proxy    Total
          ------  ---------  ---------  ------  --------- ---------
Dan Kour-
koumelis    0    14,767,692  14,767,692   195     422,486   422,681


Proposal 2 - Amendment to Certificate of Incorporation

Approve an amendment to the Company's Certificate of Incorporation to provide for a classified Board of Directors.

             FOR             AGAINST            ABSTAIN
        -------------     ------------       ------------
         10,940,695         1,561,923           603,092


Proposal 3 - Amendment to Certificate of Incorporation

Approve an amendment to the Company's Certificate of Incorporation to incorporate a New York Stock Exchange requirement.

             FOR             AGAINST            ABSTAIN
        -------------     ------------       ------------
         14,514,389          141,314            526,494


Proposal 4 - Amendment to by-laws

Approve an amendment to Section 16 of the Company's by-laws.

             FOR             AGAINST            ABSTAIN
        -------------     ------------       ------------
         11,468,848          650,867           1,012,277


Proposal 5 - Stock Option Plan

Approve the Shurgard Storage Centers, Inc. 1995 Long-Term Incentive Compensation Plan.

             FOR             AGAINST            ABSTAIN
        -------------     ------------       ------------
         10,352,413         1,929,254           923,760


Proposal 6 - Stock Option Plan

Approve an amendment to the Shurgard Storage Centers, Inc. Stock
Option Plan for Nonemployee Directors to increase the number of shares issuable under the plan.

             FOR             AGAINST            ABSTAIN
        -------------     ------------       ------------
         10,199,873         1,833,901          1,021,735


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                      SHURGARD STORAGE CENTERS, INC.

Date:  October 27, 1995   By: /s/ Harrell Beck
                          -----------------------------------------
                          Harrell Beck
                          Chief Financial Officer and Authorized
                              Signatory