Form 10-K405
period 1995-12-31
SHURGARD STORAGE CENTERS INC
filed 1996-03-20
CIK 906933

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934                                   $250
                                                  -------------
For the fiscal year ended      December 31, 1995
                         ---------------------------
                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934                              [NO FEE REQUIRED]
                                                  -----------------
     For the transition period from              to
                                    -------------   -----------------

Commission file number   0-23466
                       ----------
                         SHURGARD STORAGE CENTERS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                          91-1603837
-----------------------                      ---------------------------------
(State of organization)                      (IRS Employer Identification No.)

            1201 THIRD AVENUE, SUITE 2200, SEATTLE, WASHINGTON 98101
            ---------------------------------------------------------
            (Address of principal executive offices)   (Zip code)

     Registrant's telephone number, including area code: (206) 624-8100
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $.001 per share
                ------------------------------------------------
                 Class B Common Stock, par value $.001 per share
                 -----------------------------------------------
                         Preferred Share Purchase Rights
                         -------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporat-ed by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.      X
                                                  ---

     Aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1996: $594,413,669

    Class A Common Stock outstanding as of March 1, 1996:  23,046,517 shares
      Class B Common Stock outstanding as of March 1, 1996:  154,604 shares

Documents incorporated by reference: Part III is incorporated by reference from the proxy statement to be filed in connection with the Company's Annual Shareholders' Meeting to be held May 14, 1996.

                            There are 44 pages.

                                     PART I

ITEM 1 - BUSINESS

OVERVIEW
     Shurgard Storage Centers, Inc. (the Company) is a fully integrated, self-administered and self-managed real estate investment trust (REIT) that develops, acquires, owns and manages self storage centers. The Company's self storage centers offer low-cost, easily accessible storage space for personal and business uses. The Company is one of the three largest operators of self storage centers in the United States. The Company owns and operates, as of December 31, 1995, directly and through its joint ventures, 181 properties (including 178 self storage properties), containing approximately 11.8 million net rentable square feet, which are located in 19 states. As a result of the merger (the Merger) with Shurgard Incorporated (the Management Company) described below, the Company also manages approximately 90 self storage centers for affiliates and nonaffiliates. For the year ended December 31, 1995, the Company's self storage centers had a weighted average annual net rentable square foot occupancy rate of 88% and a weighted average rent per net rentable square foot of $8.84.

     The Company was incorporated in Delaware on July 23, 1993 and began operations through the consolidation on March 1, 1994 of 17 publicly held real estate limited partnerships (the Consolidation) that were sponsored by the Management Company. On March 24, 1995, the Management Company merged with and into the Company, pursuant to an Agreement and Plan of Merger dated December 19, 1994, and the Company became self-administered and self managed. Through the Merger, the Company internalized the expertise and experience of the Management Company's personnel that cover all aspects of the self storage industry.

BUSINESS STRATEGY
     The Company implements its strategy of being a national leader in storage products and services by (i) emphasizing customer service and satisfaction,
(ii) maintaining a portfolio of convenient and secure stores, (iii) optimizing revenues through efficient rent pricing and collection policies, (iv) pursuing on-going market research and Company marketing programs, and (v) integrating its property management systems and procedures. Shurgard believes the key to the success of its business strategy is the quality of its employees' interaction with customers. Accordingly, the Company focuses on employee training programs that emphasize a team-oriented approach to customer service.

                 COMMITMENT TO CUSTOMER SERVICE AND SATISFACTION
     The Company's goal is to achieve a high level of customer satisfaction, and it views the quality of its customers' interaction with its employees as critical to its long-term success. Through its emphasis on training, personnel development and decentralized decision-making, the Company believes it attracts and retains well-qualified, highly motivated employees committed to providing superior levels of customer service.

                          CONVENIENT AND SECURE STORES
     The Company's stores are located for easy access, offer a range of premium storage products and services for customer convenience, and emphasize security and product quality. The Company believes that its strategy of offering high-quality, convenient stores strengthens the brand image of Shurgard, attracts customers and enables the Company to maintain premium rents.

     STORE LOCATION AND HOURS. The Company's stores are generally located in major metropolitan areas along retail and high-traffic corridors for easy customer access, and usually have significant road frontage for high visibility. Although hours vary from store to store, customers can generally access their individual units between 6 a.m. and 9 p.m.

     ONE-STOP CONVENIENCE. The Company's stores offer a range of storage products and ancillary services, generally including sales of supplies such as packing material, locks and boxes, as well as property insurance referrals, moving company referrals, and other services such as Ryder truck rentals (through a third-party rental company), to conveniently and efficiently address customers' storage needs. In addition, the Company's stores generally offer premium features such as computer-controlled access and electronic security systems. Some of its stores offer climate-controlled storage space.

     PROPERTY SECURITY. A variety of measures are used at the Company's stores as appropriate to enhance security. Such measures may include, among others, on site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, individual unit alarms, perimeter beams, fencing and lighting. Customers are assigned a designated personal identification number for use in connection with a computerized gate access system. Each access is computer-logged. In addition, the Company has developed and plans to continue to develop a proprietary package of security controls, including software, video and interactive communication.

     CAPITAL EXPENDITURES AND MAINTENANCE. The Company budgets for a level of capital expenditures consistent with its commitment to maintaining attractive, well-maintained and secure self storage centers. This commitment contributes to the Company's ability to pursue a premium pricing strategy. In addition, capital expenditures for uniform signage and color scheme among the Company's properties strengthen the brand image of Shurgard. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures)

     SELECTIVE DISPOSITION. The Company regularly reviews its portfolio compared to established internal standards and identifies those few properties which can not economically meet those standards. The Company intends to dispose of these properties over time.

                          MARKETING AND MARKET RESEARCH
     The Company employs various means to increase its share of the self storage market. It places prominent advertisements in the yellow pages and seeks to promote customer awareness of its stores through highly visible store locations, site signage and architectural features. The Company locates its stores along retail and high-traffic corridors, usually with significant road frontage to increase visibility. The Company builds, on newly developed stores, a distinctive "lighthouse" office to distinguish itself from competitors and to increase customer awareness of the Shurgard brand.

     Primary marketing emphasis is placed on providing managers with telephone sales skills to elicit customer needs and close rental sales. The Company also has a national call center to field overflow calls from individual properties. Employees at the national call center are able to market and sell a rental at the Company store nearest to the caller.

     The Company has sophisticated market research skills, and maintains an extensive market research database on its primary markets that permits it to closely track occupancy levels, rental rates and other operational data regarding self storage properties within these markets. The Company also has conducted focus group research, telephone surveys, and utilizes customer comment cards to identify the primary considerations in customers' self storage choices and satisfaction so that the Company can better attract and service customers.

           PROPERTY MANAGEMENT SYSTEMS/MANAGEMENT INFORMATION SYSTEMS
     The Company has integrated property management systems and procedures for marketing, advertising, leasing, operations, maintenance and security of properties and the management of on site personnel. The Company's computerized management information system links the Company's corporate office with each store. The Company has developed and begun installing proprietary software that expedites internal auditing, financial statement and budget preparations, and manages detailed information with respect to the tenant mix, demographics, occupancy levels, rental rates, revenue optimization, payroll and other information relating to each store. The Company's corporate office can exchange information with the stores via computer on a daily basis. Management believes that the Company's new information systems will be adequate to support the Company's owned properties and significant growth.

                                OTHER ACTIVITIES
     The Company also manages, under the Shurgard name, self storage properties owned by others that meet the Company's quality standards. Management of such properties enables the Company to spread the cost of overhead over a greater number of properties. Additionally, it enables the Company to expand its presence in the markets in which it operates, to offer customers a broader geographic selection of self storage properties to suit their needs and to establish relationships with property owners that may lead to future acquisitions. Management fees earned by the Company are not qualifying income for REIT qualification purposes. Accordingly, the Company closely monitors the level of these activities to ensure the Company's continued qualification as a REIT.

GROWTH STRATEGIES
     The Company's growth strategies are designed to maximize shareholder value by increasing funds from operations through (i) increases in revenues and operating efficiencies at its existing stores and (ii) the development of new self storage properties and the acquisition of additional self storage properties. The Company has an integrated real estate and storage operations management team which combines its experience to implement the Company's growth plan. The Company believes that the experience of its management team in operating, developing and acquiring self storage properties and its access to capital markets strongly contribute to its ability to execute these strategies. Internal Growth Strategy

                            INTERNAL GROWTH STRATEGY
     The Company's internal growth strategy is to increase same store cash flow by achieving the highest rental rate structure consistent with strong occupancy rates, containing costs and improving operating leverage, and undertaking expansion of its existing stores.

        - OPTIMIZE RENTS. The Company seeks to optimize its revenues by achieving the highest rental rate structure for its stores, consistent with strong levels of occupancy, through the use of teams of store employees who are trained and authorized to set rental rates and make rental rate changes based on their analysis of demand and availability at a particular store. The Company encourages decentralized decisions by store managers to change marginal rental rates in order to ensure a fast, flexible response to changing market dynamics. Store managers evaluate their property's rental rates on a periodic basis, based on unit demand, unit availability and competitors' rental rates, and can quickly change marginal rental rates to ensure that revenues are optimized.

        - COST CONTAINMENT AND IMPROVED OPERATING LEVERAGE. The Company seeks to maximize cash flow by carefully containing operating expenses. For example, the Company aggressively appealed its real estate tax assessments, which has resulted in savings in excess of $1.3 million over the last three years. Because of the active market for self storage properties, the Company does not expect this level of savings to continue. In addition, as the Company increases the number of properties in its targeted markets, it achieves larger economies of scale and lessens the impact of corporate overhead expense. The Company believes that its management and operational procedures, which can be implemented over a large number of properties, enable it to add new properties with little additional overhead expense.

        - STRATEGIC BUILD-OUTS. The Company seeks to maximize revenues by building out additional rentable storage space at suitable stores. The Company receives high incremental returns on investments to build out additional rental units, either through on site expansion or acquisition of property adjacent to existing stores, because resulting revenue increases are achieved with little increase in fixed operating costs.

        - ADDRESSING CUSTOMER NEEDS IN ADDITIONAL WAYS. Shurgard has begun a research and development program to identify customer storage needs and uses, and to engage in pilot programs for meeting those needs.

                            EXTERNAL GROWTH STRATEGY
     The Company's external growth strategy is to develop new, high-quality self storage properties and to selectively acquire additional self storage properties that meet or can be upgraded to the Company's standards. In general, the Company plans to develop or acquire new properties (i) primarily in its existing markets and (ii) in new markets that create economies of scale with its current network of stores. The Company seeks to own at least 15 stores in each of its markets in order to realize operating and marketing efficiencies and increase brand awareness. The Company believes that the experience of its management team in developing and acquiring self storage properties strengthens its ability to pursue its external growth strategy.

     The Company favors development or acquisition of self storage properties in major metropolitan markets, located near retail or high-traffic corridors, usually with significant road frontage to increase visibility. The Company relies on its market personnel to target areas in which to develop and acquire new stores. The Company utilizes its staff of real estate acquisition specialists in various markets around the nation to develop and acquire new stores in the markets presenting the best business opportunities. The Company has developed comprehensive market expansion plans for each of its target markets, and uses the plans as the basis for selecting new store locations and acquisition targets. The market expansion plans utilize a demographic analysis of an area along with an evaluation of competitors' locations, rates and product quality to determine the optimum number and location of new stores. Management believes that, under current market conditions, development will provide generally superior long-term returns when compared to acquisitions of similar size, quality and location. Based on this belief, the Company's current growth plan focuses heavily on property development; however, management continually analyzes market conditions and acquisition opportunities.

     DEVELOPMENT. The Company believes that several factors favor its development strategy:

        - DEVELOPMENT EXPERTISE. The Company has substantial construction management and architectural experience that was acquired through the Management Company's development of over 64 properties over the past 22 years. Since 1972, the Company (or its predecessors) have maintained an internal development staff, which currently employs 19 development professionals. The in-house development staff oversees construction and architectural design performed by third parties to ensure cost-effective, quality development of self storage properties.

        - STRATEGIC SITE SELECTION TO MAXIMIZE REVENUES. To obtain the best store locations, the Company targets sites for development in urban areas and up-scale retail areas that often require rezoning and other complex development measures. The Company believes that the difficulties of developing storage properties in such in-fill areas may discourage competitors from locating nearby and, as a result, enable the Company to operate in areas that are underserved. This in turn enables the Company to charge higher rental rates.

        - INCREASED COMPETITION FOR ACQUISITIONS. Recently, increased competition for acquisitions of high-quality properties has decreased the pool of favorably priced acquisition targets in many of the Company's markets. In these markets, management believes that returns from development are generally more favorable than those from acquisitions, and make attractive a strategy of developing new self storage centers in the markets in which the Company currently operates. The Company may also pursue opportunities for developments in new markets primarily through affiliation agreements with established local operators or chain acquisitions.

        - POSITIVE SUPPLY AND DEMAND CHARACTERISTICS. Funding for the construction of new self storage properties (especially from traditional sources such as savings and loan associations) continues to be below levels seen in the mid-80's, while demand for storage space has continued to increase. The Company believes that the relative scarcity of capital, combined with existing high construction costs is a constraint on construction of new properties in the self storage industry. The Company intends to capitalize on its access to capital to pursue development of new storage properties under current conditions.

        - FOCUS ON QUALITY AND BRAND IMAGE DEVELOPMENT. Development of its own self storage properties provides the Company with greater control to ensure excellent construction and consistent building design that is inviting to customers. The Company's focus on quality and consistency will enable it to further strengthen awareness of the Shurgard brand, obtain repeat business, maintain premium prices and differentiate itself from its competitors.

     It has been the Company's experience that a self storage property has a break-even point of 20% to 30% occupancy, meaning that it must be approximately 20% to 300% occupied (on the basis of net square footage) in order for gross receipts from operations to equal or exceed normal operating expenses (exclusive of debt service payments associated with the property). Given the anticipated lease-up time frame, the Company will not normally expect a development property to generate positive cash flow during the first six to nine months a developed property is operating.

     The historical results of recent development properties held by partnerships sponsored by the Management Company demonstrate the superior returns possible through development; annualized returns for such properties, completed from 1989 to 1993, average 14% for the last six months of 1995 based on original property costs. There can be no assurance, however, that the Company will achieve such returns on its development properties. To the extent that these historical numbers are considered by investors as a factor in projecting forward looking results for the Company, future development results may differ materially from results of the partnerships. Factors that may lead to different results include but are not limited to the possibility of more competition to the Company's new developments than was experienced in the periods in which these partnerships were renting up their developments, the quality and location of the competing projects being built, and the possibility that the metropolitan markets in which the Company is developing may have less favorable supply and demand characteristics.

     ACQUISITIONS. The Company also selectively acquires high-quality properties that will provide a strategic advantage to the Company. Additional acquisitions allow the Company to spread overhead and certain management, marketing and advertising costs over a greater number of revenue-producing assets. As a result, the Company can achieve increasing economies of scale with each new property acquired. The Company completes a thorough analysis of each property that it intends to acquire, including, but not limited to, a review of capital expenditures that will be required for the property to meet the Company's standards and, at a minimum, a Phase I environmental assessment report.

CAPITAL STRATEGY
     The Company expects to fund future development and acquisitions through the incurrence of additional indebtedness, future offerings of equity securities and retained cash flow. In the long-term, the Company anticipates reducing its payout ratio in order to retain cash flow for growth.

     The Company has access to two revolving credit facilities to fund development and acquisitions. The Company has up to $100 million available pursuant to its two revolving credit facilities, $20 million of which was drawn down as of March 1, 1996. The actual amount available under each of the two revolving credit facilities is a function of the quarterly income performance of the properties securing the respective credit facility and the quarterly debt service payments.

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for debt service payments until maturity, as well as for dividend payments in accordance with REIT requirements. The Company anticipates refinancing outstanding debt upon maturity through long-term debt or equity or some combination thereof.

     Under the By-Laws, subject to certain exceptions, the Company may not incur debt if, after giving effect to such borrowing, its Indebtedness for borrowed funds would exceed 50% of its Total Assets or 300% of its Adjusted Net Worth (as such terms are defined in the By-laws). As of December 31, 1995, the Company's Indebtedness was approximately 22% of its Total Assets and approximately 31% of its Adjusted Net Worth.

THE SELF STORAGE INDUSTRY
     The self storage industry serves an important function in the commercial and residential real estate markets. Self storage properties were first developed in the early 1960s in the southwestern United States in response to the growing need for low-cost, accessible storage. A number of factors accelerated the demand for low-cost storage, including, among others, a more mobile society, with individuals moving to new homes and new cities needing short-term storage for their belongings, the increasing cost of housing (resulting in smaller houses), the increased popularity of apartments and condominiums, more individuals with growing discretionary income (resulting in the purchase of items such as boats and recreational vehicles that cannot be stored at residences), the growing number of small businesses and the escalating cost of other storage alternatives. As the demand for such storage increased, and the acceptance of self storage became more widespread, self storage properties were built throughout the United States. Generally, such properties were constructed along major thoroughfares that provided ready access and public visibility or in outlying areas where land was inexpensive. In certain areas of the country, where new construction was impractical because of construction costs, lack of suitable sites or other restrictions, older structures have been converted into self storage properties.

     The company believes, based on the experience of its management, that the self storage industry is characterized by fragmented ownership, high gross margins, low levels of price sensitivity and increasing customer demand. Typical customers of a self storage property include individuals, ranging from homeowners to college students, and commercial users, such as sales representatives and distributors, who require frequent access, to business owners requiring seasonal storage. The Company believes business use to be a growing segment of demand in the industry. A single customer rarely occupies more than 1% or 2% of the net rentable area in any particular store.

     Capital expenditures are generally less for self storage properties as compared to other types of commercial real estate due to the properties' structural simplicity and durable materials and the lack of tenant improvement demands. Primary capital expenditures include periodic expenditures for replacing roofs and pavement, as well as improvements such as expansions and unit reconfigurations. Expense items include repairing asphalt, doors, fences and masonry walls, maintaining landscaping, and repairing damage caused by customer vehicles. Minimal maintenance is required within a storage unit between customers.

COMPETITION
     Competition exists in every market in which the Company's stores are located. The Company competes with, among others, national, regional and numerous local self storage operators and developers. The primary factors on which competition is based are location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The Company believes that the primary competition for potential customers of any of the Company's self storage stores comes from other self storage properties within a three-to-five-mile radius of that store. The Company has established itself within its markets as a high-quality operator that emphasizes customer service and security. The Company does not seek to be the lowest-price storage provider.

     Entry into the self storage business through acquisition of existing properties is relatively easy for persons or institutions with the required initial capital. Some of the Company's competitors may have more resources than the Company. Competition may be accelerated by any increase in availability of funds for investment in real estate. Decreases in interest rates tend to increase the availability of funds and therefore can increase the growth of competition. Due to recent increases in plans for development of self storage properties, the Company anticipates that increased available storage space may reduce occupancy levels per storage property within the industry in 1996 or 1997 and further intensify competition among storage providers for available tenants. The extent to which the Company is affected by competition will depend in significant part on local market conditions.

REGULATION
                            ENVIRONMENTAL REGULATIONS
     The Company is subject to federal, state and local environmental regulations that apply to the ownership, management and development of real property, including regulations affecting both construction activities and the operation of self storage properties.

     In developing properties and constructing improvements, the Company utilizes environmental consultants and/or governmental data to determine whether there are any floodplains, wetlands or environmentally sensitive areas that are part of the property to be developed. If any such areas are identified, development and construction are planned in conformance with federal and local environmental and land-use requirements.

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property.
Such laws may impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner's ability to sell such property or to borrow using such property as collateral, and may cause the owner or manager of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in the owner or manager incurring substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

     The Company has not been notified by any governmental authority of any current, material environmental noncompliance, claim or liability in connection with any of the properties it owns or manages. The Company has not been notified of a current claim for personal injury or property damage by a private party in connection with any of the properties in connection with environmental conditions. The Company has received a Phase I environmental assessment report prepared by an independent environmental consultant for each of the properties it owns.

     The Company is not aware of any environmental condition with respect to the properties it owns or manages that could have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance, however, that any environmental assessments undertaken with respect to the properties have revealed all potential environmental liabilities, that any prior owner or operator of the properties did not create any material environmental condition not known to the Company, or that an environmental condition does not otherwise exist as to any one or more of the properties that could have a material adverse effect on the Company's financial condition or results of operation. In addition, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of the Company's owned or managed properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company, or (iii) tenants will not violate their leases by introducing hazardous or toxic substances into the Company's owned or managed properties that could expose the Company to liability under federal or state environmental laws.

          AMERICANS WITH DISABILITIES ACT; FIRE AND SAFETY REGULATIONS
     Under the ADA, all public accommodations are required to meet certain federal requirements relating to physical access and use by disabled persons. Compliance might require, among other things, removal of access barriers. A determination that the Company is not in compliance with the ADA could result in the imposition of fines, injunctive relief, damages or attorneys' fees. If the Company were required to make modifications to comply with the ADA, the Company's ability to make expected distributions to its shareholders could be adversely affected; however, management believes that such effect would not be material. In addition, the Company is required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the Company's properties. Compliance with such requirements may require the Company to make substantial capital expenditures, which expenditures would reduce the money otherwise available for distribution to shareholders.

INSURANCE
     Management believes that its self storage properties are covered by adequate fire, flood, wind, earthquake and property insurance, as well as business interruption insurance, provided by reputable companies and with commercially reasonable deductibles and limits. The Company maintains comprehensive liability insurance coverage with respect to the self storage properties it owns or manages with policy specifications, limits and deductibles customarily carried for similar properties. The Company or its predecessors have obtained existing title insurance insuring fee title to the properties that the Company owns in an aggregate amount that the Company believes to be adequate.

EMPLOYEES
     As of December 31, 1995, the Company employed approximately 700 persons. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2 - PROPERTIES

     The Company owns, as of December 31, 1995, directly and through its wholly owned subsidiaries and joint ventures, 181 properties (including 178 self storage properties) located in 19 states. The Company's self storage properties are designed to offer accessible storage space for personal and business use. Individuals typically rent individual units in self storage properties for storage of personal belongings such as furniture, appliances, motor vehicles, boats and other household and recreational goods. Businesses typically rent space for storage of business property such as equipment, seasonal goods, records and fixtures. The Company believes that it is desirable to have commercial customers because they tend to rent larger units, stay for longer terms, are more reliable payers and are less sensitive to price increases. Accordingly, the Company has marketing programs that target commercial users. The Company estimates that commercial users account for approximately 30%-35% of its total occupancy.

     The Company's self storage properties are divided into a number of self-enclosed rental units that generally range in size from 25 to 360 square feet. Many properties have uncovered storage outside the buildings for parking motor vehicles, boats, campers and other similar items suitable for outside storage. Approximately 20% of the properties owned by the Company include climate-controlled storage units for which the Company charges rents at substantial premiums.

     Customers of self storage properties are generally responsible for delivering and retrieving their goods. Many leased spaces can be accessed directly by automobile or truck, but some properties, in particular the multistory buildings, have separate loading docks and elevators available for delivery and retrieval of stored goods. Customers generally have access to their unit without additional charge during normal business hours and control access to such space through the use of padlocks. The Company offers truck rentals at a majority of its properties for added convenience to its customers and to differentiate itself from most of its competitors. In addition to truck rentals, the Company sells locks, boxes and packing and storage materials at its stores.

     The leasing, maintenance and operation of the Company's stores are the responsibility of store managers. The property's security is provided through a variety of systems that may include, among others, on site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, property fencing and lighting.

     Although the Company's stores range considerably in size, most properties consist of one or more single-story buildings that are located on a site of 1.5 to 5 acres. The smallest store has approximately 25,000 net rentable square feet, while the largest store has approximately 300,000 net rentable square feet. The properties generally are constructed with concrete block or tilt-up concrete panels, with steel columns or precast concrete columns that rest on concrete footings and slabs, and have built-up tar roofs or pitched truss roofs with shingles or standing seam metal roofs. The interior walls are generally constructed with metal studs and partitions or other construction materials that are secure but readily movable. The parking areas and driveways are generally paved with asphalt or cement. All stores have fencing, floodlights, sliding or swinging gates and certain additional security devices mentioned above.

     In some cases, multistory buildings able to bear substantial weight loads, such as warehouses and newspaper plants, have been converted into self storage properties. In addition, similar multistory buildings for self storage have been constructed in dense urban areas where land costs, zoning and other development considerations make it impractical or undesirable to construct single-story buildings.

    The following table provides information regarding the year developed or acquired (by the Company or by one of the partnerships included in the Consolidation, as the case may be), year built, approximate net rentable square feet and acreage of each of the self storage properties and business parks owned by the Company as of December 31, 1995. The Company owns additional undeveloped properties not reflected in the table.




                                                                               APPROXIMATE
                                                           OWNED      YEAR     NET RENTABLE
PROPERTY NAME                     PROPERTY LOCATION        SINCE      BUILT    SQUARE FEET    ACREAGE
-------------                     -----------------        -----     -------   ------------   -------
Kalamazoo                         Kalamazoo, MI             1980      1980        43,000        3.0
Vancouver Mall                    Vancouver, WA             1980      1982        46,000        3.3
West Seattle                      Seattle, WA               1980      1981        48,000        3.4
Bellingham                        Bellingham, WA            1981      1981        73,000        5.7
Everett                           Everett, WA               1981      1978        64,000        4.2
Highland Hill                     Tacoma, WA                1981      1982        60,000        3.9
Troy East                         Troy, MI                  1981    1975/77       79,000        4.8
Alsip                             Alsip, IL                 1982      1980        66,000        4.6
Dolton                            Calumet City, IL          1982      1979        64,000        3.0
Lombard                           Lombard, IL               1982      1980        52,000        3.1
Rolling Meadows                   Rolling Meadows, IL       1982      1980        60,000        4.5
Schaumburg                        Schaumburg, IL            1982      1980        71,000        4.3
Grand Rapids                      Grand Rapids, MI          1983      1978        46,000        3.2
Lansing                           Lansing, MI               1983    1978/79       41,000        2.5
Salem                             Salem, OR                 1983    1979/81       67,000        3.8
Seattle                           Seattle, WA               1983      1979        79,000        4.5
Southfield                        Southfield, MI            1983      1976        77,000        4.3
Troy West                         Troy, MI                  1983      1979        88,000        5.2
Bellevue East and West(1)         Bellevue, WA              1984      1975       165,000       10.8
Edmonds                           Edmonds, WA               1984    1974/75      120,000        6.5
Factoria                          Bellevue, WA              1984      1984        57,000        3.8
Federal Way                       Federal Way, WA           1984      1975       134,000        5.7
Fife (2)                          Tacoma, WA                1984      1977        64,000        3.9
North Spokane                     Spokane, WA               1984      1976        76,000        4.1
Renton                            Renton, WA                1984    1979/89       80,000        4.5
Tamarac                           Denver, CO                1984      1977        25,000        1.9
Tempe                             Tempe, AZ                 1984      1976        54,000        3.0
Thornton                          Denver, CO                1984      1984        41,000        2.4
Totem Lake                        Kirkland, WA              1984      1978        61,000        2.6
Windermere                        Littleton, CO             1984    1977/79       83,000        5.3
Woodinville                       Woodinville, WA           1984    1982/84       70,000        3.5
Beaverton                         Beaverton, OR             1985      1974        26,000        2.0
Bedford                           Bedford, TX               1985      1984        69,000        2.7
Bellefontaine                     St. Louis, MO             1985      1979        45,000        4.9
Bridgeview                        Bridgeview, IL            1985      1983        75,000        4.1
Burien                            Seattle, WA               1985      1974        92,000        5.3
Colton                            Colton, CA                1985      1984        73,000        3.8
Hayward                           Hayward, CA               1985      1983        48,000        2.8
Hill Country Village              San Antonio, TX           1985      1982        79,000        4.0
Irving                            Irving, TX                1985    1975/84       78,000        4.2
Issaquah                          Issaquah, WA              1985      1986        56,000        4.7
Oakland Park                      Ft. Lauderdale, FL        1985    1974/78      292,000       13.4
Phoenix                           Phoenix, AZ               1985      1984        77,000        2.7
Plymouth                          Canton Township, MI       1985      1979        75,000        5.3
San Antonio NE                    San Antonio, TX           1985      1982        74,000        3.6
Scottsdale                        Scottsdale, AZ            1985    1976/85       47,000        3.0
Sea-Tac                           Seattle, WA               1985      1979        60,000        3.0
Southcenter                       Renton, WA                1985      1979        67,000        4.1
Union City                        Hayward, CA               1985      1985        42,000        2.9



                                                                               APPROXIMATE
                                                           OWNED     YEAR      NET RENTABLE
PROPERTY NAME                     PROPERTY LOCATION        SINCE     BUILT     SQUARE FEET    ACREAGE
-------------                     -----------------        -----     -----     ------------   -------
Scottsdale North                  Scottsdale, AZ          1985/87     1985       112,000        4.1
Walled Lake                       Walled Lake, MI         1985/89     1984        68,000        4.3
Newport News S.                   Newport News, VA        1985/92     1985        60,000        3.9
Airport                           Philadelphia, PA          1986      1985       101,000        6.7
Arlington                         Arlington, TX             1986      1984        57,000        2.7
Aurora North                      Seattle, WA               1986      1978        58,000        1.6
Gold                              Brooklyn, NY              1986      1940       108,000        0.4
Utica                             Brooklyn, NY              1986      1964        71,000        1.1
Van Dam                           Long Island City, NY      1986      1925        63,000        0.5
Yonkers                           Yonkers, NY               1986      1928       102,000        1.6
Chandler                          Chandler, AZ              1986      1986        69,000        4.0
Clinton                           Clinton, MD               1986      1985        31,000        2.0
College Park                      Indianapolis, IN          1986      1984        70,000        6.0
Downtown Seattle (3)              Seattle, WA               1986      1912        28,000        0.3
East Lynnwood                     Lynnwood, WA              1986      1978        80,000        3.8
El Cajon                          El Cajon, CA              1986      1977       127,000        6.0
El Cerrito                        Richmond, CA              1986      1987        62,000        1.5
Fairfax                           Fairfax, VA               1986      1980        62,000        5.6
Glendale                          Indianapolis, IN          1986      1985        60,000        5.6
Kearney-Balboa                    San Diego, CA             1986      1984        94,000        2.3
La Habra                          La Habra, CA              1986    1979/91       97,000        7.1
Lakewood                          Golden, CO                1986      1985        67,000        2.7
Lisle                             Lisle, IL                 1986    1976/86       52,000        3.4
MacArthur Blvd.                   Irving, TX                1986      1984        63,000        7.2
North Austin                      Austin, TX                1986      1982        76,000        5.9
Palo Alto                         Palo Alto, CA             1986      1987        49,000        1.4
Roswell                           Roswell, GA               1986      1986        57,000        3.8
Santa Ana                         Santa Ana, CA             1986    1975/86      168,000        8.1
Seminole                          Seminole, FL              1986    1984/85       61,000        2.7
Sunnyvale                         Sunnyvale, CA             1986    1974/75      122,000        6.5
Thousand Oaks                     San Antonio, TX           1986      1987        53,000        2.9
West Chester (4)                  West Chester, PA          1986      1980        87,000        7.0
Westheimer                        Houston, TX               1986      1977        73,000        3.7
Westwood                          Santa Monica, CA          1986      1988        38,000        0.3
Willowbrook                       Willowbrook, IL           1986    1979/82       44,000        3.3
B Y Northern                      Long Island City, NY      1987      1940        78,000        1.9
Capitol Hill (5)                  Seattle, WA               1987      1988        76,000        0.7
Euless Blvd.                      Hurst, TX                 1987      1974        68,000        4.7
Falls Church                      Falls Church, VA          1987      1988        93,000        1.5
Fontana Sierra                    Fontana, CA               1987    1980/85       84,000        3.6
Fredricksburg                     San Antonio, TX           1987    1978/82       82,000        4.5
Interbay                          Seattle, WA               1987      1988        80,000        0.4
King City                         Tigard, OR                1987      1986        84,000        4.9
Mesa                              Mesa, AZ                  1987      1985       103,000        4.8
Military Trail                    West Palm Beach, FL       1987      1981       124,000        9.4
Mountain View                     Mountain View, CA         1987      1986        29,000        0.7
Northglenn                        Northglenn, CO            1987      1979        75,000        5.5
Old Bridge                        Matawan, NJ               1987      1987        78,000        6.1
Olive Innerbelt                   St. Louis, MO             1987    1952/86       94,000        2.5
Phoenix East                      Phoenix, AZ               1987      1984        66,000        2.0
S. San Francisco                  San Francisco, CA         1987      1985        57,000        2.1
Smokey Point                      Arlington, WA             1987    1984/87       34,000        2.2
Solana Beach (4)                  Solana Beach, CA          1987      1984        95,000        4.5
South Tacoma                      Tacoma, WA                1987      1975        46,000        3.1
Suitland                          Suitland, MD              1987      1985        44,000        2.7
West Palm Beach                   West Palm Beach, FL       1987      1975        63,000       11.8
Tacoma Interstate (2)             Tacoma, WA              87/88/91  1979/81      128,000       12.2




                                                                               APPROXIMATE
                                                           OWNED     YEAR      NET RENTABLE
PROPERTY NAME                     PROPERTY LOCATION        SINCE     BUILT     SQUARE FEET    ACREAGE
-------------                     -----------------        -----     -----     ------------   -------
Ann Arbor                         Ann Arbor, MI             1988      1977        62,000        3.9
Bandera Road                      San Antonio, TX           1988      1981        76,000        3.6
Bayside                           Virginia Beach, VA        1988      1984        28,000        1.7
Blanco Road                       San Antonio, TX           1988    1989/91       66,000        3.6
Brentwood                         Brentwood, MO             1988      1977        53,000        3.4
Canton (6)                        Canton, MI                1988      1986        58,000        3.3
Crofton                           Gambrills, MD             1988      1985        40,000        2.1
Culver City                       Los Angeles, CA           1988      1989        76,000        1.4
Federal                           Houston, TX               1988      1988        55,000        3.4
Fraser (6)                        Fraser, MI                1988      1985        73,000        5.2
Herndon                           Herndon, VA               1988      1985        39,000        3.0
Hillside                          Hillside, IL              1988      1988        65,000        5.3
Huntington Beach                  Huntington Beach, CA      1988      1986        91,000        3.3
Imperial Valley                   Houston, TX               1988      1987        54,000        3.1
Kingwood                          Kingwood, TX              1988      1988        54,000        3.3
Laurel                            Laurel, MD                1988      1984        30,000        2.0
Livonia (6)                       Livonia, MI               1988      1985        67,000        4.8
Manassas East                     Manassas, VA              1988      1984        35,000        2.0
Manassas West                     Manassas, VA              1988      1985        35,000        1.5
North Richmond                    Richmond, VA              1988      1984        37,000        2.6
Portland                          Portland, OR              1988      1988        49,000        2.1
Sugarland                         Sugarland, TX             1988      1987        55,000        3.0
Warren (6)                        Warren, MI                1988      1985        68,000        4.6
Woodlands                         Houston, TX               1988      1988        64,000        3.8
Beltline Rd.                      Irving, TX                1989    1985/86       89,000        6.3
Denny Road                        Beaverton, OR             1989      1988        65,000        6.2
Greenbriar                        Houston, TX               1989      1988        60,000        1.8
Kempsville                        Virginia Beach, VA        1989      1985        33,000        2.0
Medical Center                    Houston, TX               1989      1989        57,000        2.6
Virginia Beach                    Virginia Beach, VA        1989      1985        36,000        2.3
Hillcroft (4)                     Houston, TX               1991      1988        59,000        3.4
Briggs Chaney                     Silver Spring, MD         1994      1987        28,000        2.0
Capital Blvd                      Raleigh, NC               1994      1984        35,000        2.1
Cary                              Cary, NC                  1994      1984        62,000        4.7
Cedar Road                        Chesapeake, VA            1994      1989        36,000        2.1
Charlottesville                   Charlottesville, VA       1994      1984        32,000        2.1
Crater Road                       Petersburg, VA            1994      1987        36,000        3.8
Dale City                         Dale City, VA             1994      1986        31,000        1.6
Frederick                         Frederick, MD             1994      1987        32,000        1.7
Gainesville                       Gainesville, VA           1994      1988        31,000        2.0
Gaithersburg                      Gaithersburg, MD          1994      1986        57,000        5.4
Garner                            Garner, NC                1994      1987        28,000        3.1
Germantown                        Germantown, MD            1994      1988        45,000        1.9
Glenwood                          Raleigh, NC               1994      1983        31,000        1.9
Holland Road                      Virginia Beach, VA        1994      1985        34,000        3.9
Jeff Davis Hwy                    Richmond, VA              1994      1990        35,000        5.2
Laskin Road                       Virginia Beach, VA        1994      1984        39,000        2.5
Morrisville                       Morrisville, NC           1994      1988        40,000        3.3
Oxon Hill                         Ft. Washington, MD        1994      1987        28,000        1.3
Princess Anne Road                Virginia Beach, VA        1994      1985        40,000        2.2
Temple Avenue                     Petersburg, VA            1994      1989        34,000        4.0
Daly City                         Daly City, CA             1995      1989        96,000        5.2
Hermitage (7)                     Nashville, TN             1995      1995        68,000       19.0
Taylor                            Taylor, MI                1995      1980        66,000        4.2
Oak Forest                        Orland Park, IL           1995      1991        63,000        3.9
Medical Center(8)                 Nashville, TN             1994      1995        60,000        2.3




                                                                               APPROXIMATE
                                                           OWNED     YEAR      NET RENTABLE
PROPERTY NAME                     PROPERTY LOCATION        SINCE     BUILT     SQUARE FEET    ACREAGE
-------------                     -----------------        -----     -----     ------------   -------
Ansley Park                       Atlanta, GA               1995      1991        69,000        1.4
Brookhaven                        Atlanta, GA               1995      1992        66,000        2.0
Decatur                           Atlanta, GA               1995      1992        63,000        2.5
Oregon City                       Portland, OR              1995      1992        57,000        3.2
Edgmont                           Philadelphia, PA          1995      1992        64,000        5.5
Barbur Boulevard                  Portland, OR              1995      1993        67,000        2.8
Liberty Road                      Salem, OR                 1995      1993        54,000        4.4
Warner (9)                        Tempe, AZ                 1995      1985        62,000        3.1
Universal City (9)                San Antonio, TX           1995      1985        77,000        5.1
Lake City (9)                     Seattle, WA               1995      1987        51,000        1.1
South Hill                        Puyallup, WA              1995      1980        44,000        2.8
Franklin(10)                      Nashville, TN             1995      1995        55,000        3.3
South Hwy 6                       Houston, TX               1995      1995        55,000        4.1
Parker Road                       Plano, TX                 1995      1995        46,000        3.5
Park Cities East                  Dallas, TX                1995      1995        56,000        4.3
Madison Heights                   Madison Heights, MI       1995      1977        66,000        4.1
Forest (11)                       Brussels, Belgium         1995      1995        49,000        0.4
Waterloo (11)                     Waterloo, Belgium         1995      1995        86,000        3.5
Molenbeek (11)                    Brussels, Belgium         1995      1995        34,000        0.5
                                                                              ----------
                                                                       Total  11,837,000
                                                                              ----------
                                                                              ----------



------------------
(1)  Bellevue East and Bellevue West are now operated as one property.
(2)  Property is a business park.
(3)  Property is a commercial building.
(4) The Company does not have fee title, but has a long-term lease, with respect to the land on which property is located.
(5)  The Company owns a 90% interest in this property.
(6)  The Company owns a 30% interest in this property.
(7)  The Company owns a 50% interest in this property.
(8)  The Company owns a 67% interest in this property.
(9)  The Company owns a 59.5% interest in this property.
(10) The Company owns a 92% interest in this property.
(11) The Company owns an 85.6% interest in this property.

    The following table sets forth information regarding weighted average occupancy and weighted average rent per square foot for the domestic self storage properties owned by the Company (and its predecessors) for the years ended December 31, 1993, 1994 and, 1995.


                             1993      1994      1995       1993      1994      1995
                             ----      ----      ----       ----      ----      ----
STATE                           AVERAGE OCCUPANCY          AVERAGE RENT PER SQUARE FOOT
-----                        -------------------------     ----------------------------
Arizona                       97%       91%       84%      $ 6.26   $ 7.50    $ 9.15
California                    88        86        85         8.85     9.28     10.04
Colorado                      96        91        88         6.30     7.01      7.52
Florida                       83        85        83         7.67     7.70      8.12
Illinois                      91        95        95         7.47     7.84      8.30
Michigan                      87        91        93         6.08     6.66      7.38
New York                      80        87        92        14.34    14.63     15.14
Oregon                        89        93        92         6.82     7.22      7.77
Texas                         79        87        82         7.41     7.63      8.13
Virginia                      90        89        90         9.40     9.40      8.95
Washington                    88        88        89         7.58     7.83      8.17
Other                         89        92        89         7.95     8.53      9.48
                              --        --        --       ------   ------    ------
Total                         87%       89%       88%      $ 7.84   $ 8.25    $ 8.84
                              ---       ---       ---      ------   ------    ------
                              ---       ---       ---      ------   ------    ------


    The following table sets forth information regarding weighted average occupancy and weighted average rent per square foot for the domestic self storage properties owned by the Company (and its predecessors) for the years ended December 31, 1991 through December 31, 1995.


                                            1991(1)        1992(1)        1993(2)        1994           1995
                                            -------        -------        -------        ----           ----
Weighted average occupancy...........        82%            86%            87%            89%            88%
Weighted average rent per square
  foot...............................       $7.35          $7.68          $7.84          $8.25          $8.84

------------------


(1) Calculated as the simple average of the information for the 17 partnerships included in the Consolidation.

(2) Calculated as the weighted average of the original 137 properties owned by the Company.

    LEASING OF PROPERTIES. Rental units are usually rented on a month-to-month basis. The average rental period for a tenant is approximately 1.5 years. This average is comprised of the rental periods of business tenants, who tend to lease space for longer periods (approximately 2-3 years), and those of residential customers, who tend to lease space for shorter periods (approximately six months to a year). Rental income from leased space constitutes the primary revenue from such properties, but additional revenues are received from incidental services rendered at the properties, such as lock and box sales and truck rentals. Rental rates vary substantially depending on the size of the storage space, the property location, the quality of the property and the location of competition within five miles.

    OTHER PROPERTIES.   The Company owns two business parks, both of which are
located near Tacoma, Washington. The business parks were built in 1977 and 1979 and contain an aggregate of approximately 192,000 net rentable square feet. The Company also manages three business parks for two affiliated owners and one unaffiliated owner. In addition, the Company owns a property in downtown Seattle, Washington that is leased to a records storage company affiliated with the Company's management, on terms approved by the Company's disinterested directors.

ITEM 3 - LEGAL PROCEEDINGS

    There are no legal proceedings pending to which the Company is a party that are likely to have a material adverse impact on the Company's operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter of 1994.

                                       PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    On May 5, 1995, the Company began trading on the NYSE under the symbol "SHU." Before May 5, 1995, the Common Stock was quoted on the Nasdaq National Market under the symbol "SHUR." As of March 1, 1996, there were 21,479 holders of record of the Company's Common Stock.

    The table below sets forth for the fiscal periods indicated the high and low sale prices per share of Common Stock as reported in published financial sources, and distributions declared.

                                                PRICE PER SHARE OF
                                                   COMMON STOCK
                                                ------------------  DIVIDENDS
                                                  HIGH      LOW     DECLARED(1)
                                                -------    ------   -----------
1994
  First Quarter (beginning March 28, 1994)....   $24.25    $21.50      $.14(2)
  Second Quarter..............................    24.25     21.00       .44
  Third Quarter...............................    23.25     20.50       .44
  Fourth Quarter..............................    23.00     17.75       .44
1995
  First Quarter...............................    24.00     19.50       .46
  Second Quarter..............................    24.50     22.63       .46
  Third Quarter...............................    26.00     22.25       .46
  Fourth Quarter..............................    27.00     24.75       .46
  Special Dividend............................                          .10(3)


-------------

(1) Dividends declared by the Company's Board of Directors based on financial results for the quarter specified.
(2) This dividend reflects one month of operations for the original portfolio of assets.
(3) The special dividend was declared on November 22, 1995.

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

ITEM 6 - SELECTED FINANCIAL DATA

    The following selected consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K.

(in thousands, except per share data)


                                                      PREDECESSOR (1)                                COMPANY
                                  --------------------------------------------------------    ----------------------
                                                                                  PERIOD            AT OR FOR
                                                                                   FROM               YEAR
                                        AT OR FOR YEAR ENDED DEC. 31,            JAN 1 TO             ENDED
                                  -----------------------------------------       MAR 1,             DEC. 31,
                                     1991          1992               1993         1994       1994(2)         1995
                                     ----          ----               ----         ----       -------         ----
OPERATING DATA:
Total revenue                      $60,767        $67,105           $72,346       $12,368     $66,921        $96,771
Net income                          20,411         22,055            18,284        34,286      17,821         29,572
Net income per common
 share(3)                            38.08          41.15             34.11         63.97        1.05           1.43
Dividends declared per common
 share(3)                            60.45          56.71             59.57        732.05        1.02(4)     2.38(5)
BALANCE SHEET DATA:
Total assets                       416,085        400,182           393,982       391,685     494,590        610,394
Total borrowings                    24,430         24,365            26,016           ---     167,137        142,840



-----------

(1) The Predecessor information reflects the combination of the 17 partnerships included in the Consolidation.

(2) Operating data for the Company for the year ended December 31, 1993 are not included as they are de minimis.
(3) Predecessor "per share" information is net income and distributions per limited partner unit. Distributions for the period from January 1, 1994 to March 1, 1994 include the liquidating distribution made in connection with the Consolidation.
(4) Does not include the dividend of $.44 per share declared in January 1995 based on financial results for the quarter ended December 31, 1994.
(5) Includes dividend of $.44 per share declared in January 1995 based on
    financial results for the quarter ended December 31, 1994   as well as the
    special dividend of $.10 declared in November 1995.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a fully integrated, self-administered, self-managed REIT headquartered in Seattle, Washington, specializing in all aspects of the self storage industry. The Company operates a network of more than 265 storage centers located throughout the United States and in Europe. Of these properties, it owns, as of December 31, 1995, directly and through its wholly owned subsidiaries and joint ventures, 181 operating properties (including 178 self storage properties), containing approximately 11.8 million net rentable square feet, located in 19 states. Self storage properties offer low-cost, easily accessible storage space for personal and business uses. The Company's investment objectives are to maximize shareholder value by increasing funds from operations through internal growth and through the acquisition and development of additional self storage properties. The Company believes that its access to both the debt and equity markets, the experience of its management team in acquiring, developing, and operating self storage properties, its geographic diversification and its emphasis on quality will enhance its ability to achieve this objective.

    During 1994 and 1995, the Company expanded its portfolio of real estate properties and real estate based investments through the use of equity and debt capital. During 1995, the Company acquired 15 and developed nine new centers directly or through joint ventures. The following discussion of the Company's operations provides additional comparative financial information and discussion of each of the areas of Company growth, including internal or same store growth, direct acquisitions, domestic development, European development, property management operations and other forms of real estate investments. A discussion of capital expenditures, financing transactions and liquidity is also included.

When used in this discussion, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in Item 1 (Business) of this Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date hereof; estimates are likely to change over time as additional information becomes known. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date hereof.

INTERNAL GROWTH

    In 1995, management continued its focus on internal growth, i.e., increasing net operating income from its existing real estate assets through revenue optimization and cost containment. The Company differentiates its product from other storage operators through a high quality, high service strategy that it believes translates into premium rents. Management implements this quality strategy by emphasizing customer service and satisfaction, maintaining convenient and secure stores, and pursuing ongoing market research and Company marketing programs. The Company believes the key to the success of this strategy is the quality of its employees' interaction with customers. Accordingly, the Company focuses on employee training programs that emphasize a team-oriented approach to customer service.

    The Company's original portfolio was assembled on March 1, 1994 (the Consolidation date) through the consolidation of 17 publicly held limited partnerships (the Predecessor) administered by the Management Company. Real estate assets acquired consisted of 137 self storage centers (including five through joint ventures), one commercial building, and two business parks located in 17 states.

    The Company regularly reviews its asset portfolio, comparing it to established internal standards, identifying those few properties which can not economically meet those standards, and disposing of them over time. Based on such analysis, during 1995 the Company sold three of its storage centers to an unaffiliated purchaser. The sales provided $6.4 million in net proceeds and resulted in a net gain of $223,000.

    The following table summarizes the operating performance of the storage centers from the original portfolio:




DOLLARS IN THOUSANDS EXCEPT AVERAGE RENT         YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31, (1)
                                          -----------------------------------      --------------------------------
                                          PRO FORMA     PRO FORMA        %         PRO FORMA                   %
                                            1993(2)       1994(2)      CHANGE       1994(2)       1995       CHANGE
                                          ---------     ---------      ------      ---------     -------     ------
Rental revenue                              $71,682       $76,445       6.6%       $75,307       $79,616       5.7%
Property operating expenses (3)              23,695        23,958       1.1%        23,383        24,002       2.6%
                                             ------        ------                   ------        ------
Net operating income                         47,987        52,487       9.4%        51,924        55,614       7.1%
                                             ------        ------                   ------        ------
                                             ------        ------                   ------        ------
Avg. Annual rent per sq.ft. (4)              $7.84         $8.25        5.2%        $8.31         $8.87        6.8%
Avg. sq.ft. occupancy                         87%           89%                      89%           88%
Total net rentable sq.ft.                  9,600,000     9,600,000                 9,400,000    9,400,000
No. Of properties (5)                         137           137                      134           134



---------------
(1) Excludes the three storage centers sold in 1995.
(2) Represents the actual historical results of the properties as if they had been acquired by the Company on January 1, 1993.
(3) Includes all direct property expenses. Does not include property management fees previously charged by the Management Company nor does it include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(4) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(5) Includes 100% of the operating results of four properties in which the Company owns a 30% interest (operating results for these properties are not consolidated in the Company's financial statement), as well as one property in which the Company owns a 90% interest (operating results for this property are consolidated in the Company's financial statements).

    As demonstrated by the operating information above, the Company's same store net operating income is primarily driven by its ability to increase revenues while limiting expense increases. In order to maximize property revenue, the Company invests in various programs that enhance its ability to bring in and keep storage customers. Providing the best customer service requires the Company to select exceptional employees and provide them with on-going quality training. Company personnel are trained in all aspects of the storage operation from operating the computer system and closing a telephone sale to analyzing demand and pricing strategies. Personnel are trained and authorized to make substantially all pricing and customer service decisions on-site, with reference to the Company's values and mission statement. The Company continually evaluates and improves its personnel and training programs. Another revenue enhancing program undertaken by the Company in 1994 was the establishment of the national call center which fields overflow calls from all the individual properties, providing personal service when on-site employees are not available. Employees at the national call center are able to market and sell a rental at the Company store nearest to the caller.

    Net operating income has risen over the last three years due to increases in revenue, which are a function of changes in rental rates and occupancy.
While storage has a seasonal trend, spring and summer being peak occupancy periods, the cycle is annual and the revenue trend from 1993 to 1995 reflects general market changes. Revenue gains from 1993 to 1994 were driven approximately 80% by rent increases and 20% by climbing occupancy rates, while the change from 1994 to 1995 resulted entirely from rental rate increases. As a result of competition, the Company does not expect to be able to continue to increase rental rates in excess of inflation each year over the long-term.

    Industry occupancy rates have risen since 1990 as demand continued to rise during a period of scarce capital and thus little storage development. Management believes the month-to-month nature of storage rentals is such that in order to maintain available product for incoming customers, occupancy in the high 80s to low 90s is considered "full." Beyond that level, average market rates will begin to rise. Management has begun to see development activity pick up in many of its markets and, due to the increasing competition, does not expect to be able to raise rents at the same rate as in the past in markets where development occurs close to the Company's existing stores. Management believes that some of its markets will begin to reflect the effect of this development in 1996 or 1997.

    The following table is a geographical summary of the changes in average revenues, rates and occupancies for the original portfolio of storage centers held by the Company throughout the years indicated:





                     % CHANGE IN              % CHANGE IN RATE PER          % CHANGE IN SQ. FT.
                       REVENUES                       SQ. FT.                     OCCUPANCY
              -------------------------     -------------------------     -------------------------
              93 TO 94        94 TO 95       93 TO 94       94 TO 95       93 TO 94       94 TO 95
              ---------      ----------     ----------     ----------     ----------     ----------
ARIZONA         16.3%           10.4%          19.8%          21.7%          (5.7%)         (8.4%)
CALIFORNIA       2.8             4.7            4.9            6.9           (3.0)          (1.3)
COLORADO         7.2             5.6           11.2            7.4           (4.9)          (2.7)
FLORIDA          3.1             3.4            0.4            5.6            2.7           (2.8)
ILLINOIS        11.9             4.8            4.9            5.3            5.1           (0.3)
MICHIGAN        14.4            11.9            9.7           10.1            4.2            1.8
NEW YORK         8.8             9.1            2.0            3.4            9.2            5.8
OREGON           9.3             7.3            5.9            7.2            3.6            0.7
TEXAS            3.7             2.7            3.0            7.5            0.2           (4.6)
VIRGINIA         7.8             4.9            5.8            4.0           (1.5)           1.0
WASHINGTON       3.9             5.3            3.3            3.0            0.1            1.3
OTHER            8.7             4.8            6.7            6.6            3.4           (2.2)
              ---------      ----------     ----------     ----------     ----------     ----------
TOTAL            6.6%            5.7%           5.2%           6.8%           1.6%          (1.1%)





    The Company maintains a diversified portfolio which it believes offers protection against the individual market fluctuations that result in geographical performance differences. Over the last three years, market conditions in Phoenix,AZ, Detroit, MI, Chicago, IL and New York, NY contributed to above average revenue increases. Phoenix, in particular, demonstrates the Company's use of rate optimization; although occupancy declined in the Phoenix market, revenues rose well above average due to rate increases. Market conditions in southern California resulted in lower than average revenue growth. The Florida and Houston, TX markets have grown below the portfolio average as competition in these markets has made it difficult to move rates and/or occupancy levels.

ACQUISITIONS

    Although the real estate market has in many cases driven acquisition prices up, the Company has continued to selectively seek acquisition opportunities for high quality storage centers that meet existing investment standards. The Company also has limited its efforts to pursuing only those centers that enhance its existing network of stores and thus can be efficiently managed and operated. In many cases, this has resulted in the purchase of properties previously managed by the Company under a third-party property management contract. The following table summarizes the operating performance of properties acquired during 1994 and 1995:







DOLLARS IN THOUSANDS EXCEPT AVERAGE RENT                1994 ACQUISITIONS                1995 ACQUISITIONS
                                            ---------------------------------------      -----------------
                                                     YEAR ENDED DECEMBER 31,
                                            --------------------------------------          YEAR ENDED
                                              1994           1995         $ CHANGE       DEC. 31, 1995 (1)
                                            --------       --------       --------       -----------------
Rental revenue                               $1,920         $5,939         $4,019              $6,352
Property operating expenses (2)                 554          1,957          1,403               1,770
                                            -------        -------        -------              ------
Net operating income                         $1,366         $3,982         $2,616              $4,582
                                            -------        -------        -------              ------
                                            -------        -------        -------              ------
Avg. annual rent per sq.ft. (3)             n/a (4)         $8.01                              10.25
Avg. sq.ft. occupancy                         91%            91%                                86%
Total net rentable sq.ft.                   730,000        730,000                            970,000
# of properties                               20             20                                  15
# of property-months (5)                      80            240                                 115



----------------

(1) Includes the operating results of the three properties owned by Shurgard Institutional Partners in which the Company owns a 59.5% interest.
(2) Includes all direct property expenses. Does not include property management fees previously charged by the Management Company nor does it include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(3) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.
(4) Information is not available for this period. Under the prior owner, the average rate per square foot for these properties was $7.34.
(5) Represents the sum of the number of months each property operated during the year.

    In September 1994, the Company purchased 20 storage centers from an unaffiliated storage operator based in Raleigh, North Carolina for an aggregate purchase price of $34 million. These centers were financed with $30 million from the Company's lines of credit, a $1 million note to the seller and $3 million in cash. This acquisition gave the Company a significant presence in the Raleigh market as well as expanding its presence in Washington DC, Richmond and Virginia Beach, VA. For 1995, annual return on this investment, defined as net operating income divided by the historical investment amount, was 11.4%.

    In May 1995, the Company purchased the limited partner interest in Shurgard Evergreen Limited Partnership (the Evergreen Partnership), an entity formed in May 1990 to develop and own self storage centers, of which the Company is the general partner. The limited partner interest was owned by a wholly owned subsidiary of the State Investment Board of the State of Washington. The Evergreen Partnership developed and owns seven self storage centers directly and, through a joint venture, owns an interest in an additional three centers. Three of the centers are located in the Atlanta, Georgia area, three are located in the Portland, Oregon area, and one each is located near Philadelphia, Pennsylvania, Phoenix, Arizona, San Antonio, Texas and Seattle, Washington. The ten centers have an aggregate of 630,000 net rentable square feet. The purchase price for the limited partner interest in the Evergreen Partnership was $35.5 million which was financed through the Company's line of credit. For 1995, annualized return on this investment, defined as annualized net operating income divided by the historical investment amount, was 10.8%.

    In addition to these major acquisitions, the Company has also acquired four self storage properties through individual purchases and one storage property through the Merger. These five storage centers, having a total of approximately 340,000 net rentable square feet of storage space, are located and were acquired as follows: Daly City, California (March 1995), Taylor, Michigan (March 1995), Orland Park, Illinois (May 1995), Puyallup, Washington (May 1995) and Madison Heights, Michigan (June 1995). The Company continues to evaluate potential acquisitions from both affiliated and unaffiliated owners. The Company is currently discussing possible transactions involving certain affiliated partnerships, including possible acquisitions of interests in or mergers with such partnerships. There are currently no agreements, but the Company intends to pursue one or more of these transactions in the near future. Of course, whether and when the Company will pursue or consummate any particular transaction depends on a number of factors, and there is no assurance that the Company will complete any such transaction.

DOMESTIC DEVELOPMENT

    Due to the increased competition for acquisitions in the storage market and the Company's focus on maintaining its high quality standards and consistent building design to develop brand awareness, the Company's long-term growth plan focuses heavily on the development of new storage centers in markets in which the Company currently operates. Implementation of this development strategy began in 1994 and is expected to continue throughout 1996 and beyond. Each development project progresses through a series of review processes from initial review, through due diligence, final review and finally to the land purchase and construction. Management's substantial experience in storage development has aided in the success of this strategy.

    In addition to utilizing the experience of its in-house real estate development personnel, the Company has begun establishing relationships with quality storage operators outside its current markets. Management believes that the most efficient way to operate storage centers is to saturate a market thereby creating brand awareness and allowing certain economies of scale in operation processes and advertisement. These relationships create instant presence in a new market as affiliate owned centers begin using the "Shurgard" name. In exchange for the use of the Company name, computer, systems and general operations support services, the affiliate pays the Company an affiliation fee of 2% of revenues. Additionally, these affiliation agreements provide the framework for the joint development of additional storage centers, allowing the Company to take advantage of the local operators' contacts. The Company has signed two such affiliation agreements, one with a Tennessee developer that began opening jointly developed centers in 1995 and one with a Florida developer that will begin construction on its first joint development in 1996.

    The Company opened three facilities in Texas (100% owned) and three facilities in Tennessee (owned through joint ventures) during 1995 and has numerous projects in various stages of review. Construction costs on all six projects completed during 1995 were within

4% of their original projected cost. All six projects are renting up at or ahead of plan. The following table summarizes domestic development projects in progress during 1995:



                                                                ESTIMATED
                                                              COMPLETED COST
                                         # OF PROJECTS          OF PROJECTS
                                       -----------------      --------------
OPENED DURING 1995                              6                 $17 MILLION

CONSTRUCTION IN PROGRESS                        7                 $25 MILLION

LAND PURCHASED PENDING CONSTRUCTION             3                 $14 MILLION

PROJECTS EXPECTED TO OPEN IN 1996            15 - 20


    In the current real estate environment, management believes that a long-term strategy of growth through development will result in the highest returns over the long-term. A development strategy, however, creates a short-term drag on earnings during the rent-up phase of a project. Although interest and pre-opening costs are capitalized during the construction period, cash flow does not generally exceed interest expense on development projects for at least the first year of operations; the timing of positive cash flow cannot be predicted as it is based on a number of factors including length of construction and timing of opening dates. This rent-up deficit was $105,000 in 1995 and the effect will increase in 1996 as more development locations are opened. The rent-up deficit for a typical $3 million project, assuming it takes 21 months to rent-up and it is financed with debt at 8% to 8.5%, is estimated to be $240,000 to $250,000 in the first year of operations. This represents a decrease in FFO of approximately $.01 per share per property during this initial year. Despite this initial rent-up phase deficit, Management believes the Company will, at a minimum, be able to maintain current dividend rates in 1996. The potential of developing 30 to 40 properties per year sometime after 1996 is presently being evaluated. The Company is currently considering various alternatives which, if implemented, could minimize this rent-up deficit as the volume of development projects increases. some of these alternatives include, but are not limited to, phased development, joint venture development programs, and increasing the rate at which stores rent-up.

The "projects expected to open in 1996," in the table above, as well as the number of potential developments after 1996, are forward looking statements from which actual results may vary materially. The number of projects could be reduced by zoning and permitting delays outside of the control of the Company, increased competition for sites, delays during construction caused by, among other things, weather, unforeseen site conditions, labor shortages, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.


EUROPEAN DEVELOPMENT

    During 1995, the Company invested $5.4 million in SSC Benelux & Co., SCS (hereafter Benelux SCS), a Belgian entity that will own and operate self storage properties in the Benelux region of Europe. Through its entitlement to a majority of the seats on the Board, the Company currently has authority to direct the business affairs of Benelux SCS. Its percentage interest in economic benefits from this partnership is 85.6%. At December 31, 1995, the Company was obligated to invest an additional $1.6 million under commitments made in 1994 and 154,080,000 Belgian francs (approximately $5.3 million at current exchange rates) under commitments made during 1995. The funding for investments made during 1995 was obtained from the Company's cash flow from operations, proceeds from the equity offering and available lines of credit.

    The storage industry is not yet well established in much of Europe and Benelux SCS is in the process of developing the market in the Brussels area. During 1995, Benelux SCS opened three developed storage centers in Belgian at a total cost of $10.6 million. These centers have been funded through a combination of outside debt and equity capital from both the Company and its Belgian partner. Current debt covenants limit the debt to equity ratio to 60%. Benelux SCS is currently evaluating four additional development sites and plans to develop two sites during 1996. Because of the newness of storage to this market, the rent-up period for these storage centers is expected to be substantially longer than that of domestic development projects. Management estimates that the European sites may take two and a half to three years to reach a stabilized occupancy of approximately 85%. The Company's remaining investment commitment will fund its pro rata share of the negative cash flow expected during 1996 as well as additional development projects.

OTHER REAL ESTATE INVESTMENTS

    In addition, the Company has made several investments during 1994 and 1995 through participating mortgages, joint ventures and limited partnerships.

    The Company has paid approximately $11.6 million and committed an additional $400,000 for investment in two 10-year participating mortgage loans, which are nonrecourse to the borrower and are secured by real estate, including four storage centers and office/warehouse space. The Company will receive interest at 8% per annum plus 50% of both operating cash flow and distributions from the gain on sale of real property, as defined. The Company has options to purchase the properties at established prices, generally exercisable in 1999 and extending until maturity of the loans.

    The Company has entered into three joint ventures with a storage operator and developer to develop three properties in the Nashville, Tennessee metropolitan area. The Company's economic interest in these joint ventures range from 50% to 92%. The Company has guaranteed $1.9 million of loans, its pro rata portion of the joint ventures' debt. Subsequent to year end, the Company committed to invest $1.0 million and guaranteed $2.1 million of debt in a joint venture to develop a site in Orlando, Florida under a similar arrangement. The financial information of these projects are not consolidated in the Company financial statements because the affiliation agreement allows the local operator to control the daily operations of the property and all significant investment decisions require the approval of both parties regardless of ownership percentage. (See DOMESTIC DEVELOPMENT)

    During 1995, the Company purchased, for $3.8 million in cash, 3.5 limited partnership units of Shurgard Institutional Fund LP II, an affiliated partnership in which it owns an interest through the general partner. The Company is now entitled to 37% of partnership cash flow. Subsequent to year end, the Company also purchased, for $1.1 million in cash, one limited partnership unit in Shurgard Institutional Fund LP, an affiliated partnership in which it also owns an interest through the general partner. The Company is now entitled to 9% of this partnership's cash flow.


PROPERTY MANAGEMENT OPERATIONS

    In connection with the Merger in March 1995, the Company internalized the management of its own properties as well as acquired certain management contracts and relationships under which it provides property management services to outside parties. Prior to the Merger, the Company paid a property management fee equal to 6% of revenues to the Management Company. The Company now incurs the actual costs of property management and receives property management fees from affiliated partnerships and outside parties. The following table compares property management fees for 1994 and 1995 (as if the Merger had not taken place) to actual property management costs incurred for 1995:


IN THOUSANDS                                6% OF 1995
                                           REVENUES (1)     ACTUAL 1995
                                        ----------------   -------------
Property management fees                        $5,544           $1,320
Property management expenses:
   Operating                                                      3,850
   Administrative                                                   911
Third party property management revenues                         (2,978)
                                                 ------          -------
Net cost of property management                 $5,544           $3,103
                                                 ------           ------
                                                 ------           ------

----------------

(1) Approximately equal to the fees that would have been paid had the Merger not occurred.

    Due to the Merger, the Company increased its earnings by $2.44 million in 1995 representing the nine month operating benefit of the internalization of property management and the acquisition of third party management contracts. This represents an annualized return of 11% on its $29.4 million investment in the Management Company. Since the Merger, the Company has added management contracts and licensing agreements for 14 additional properties, bringing the total number of managed or licensed properties to nearly 90 storage centers. Management will continue to pursue growth opportunities in this area to maximize brand awareness, realize economies of scale in management and as a means of establishing relationships with owners of quality projects that may provide future acquisition opportunities. However, property management revenue will be limited to 5% or less of total revenue due to limitations imposed by the REIT qualification requirements (see REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS).


PRE-CONSOLIDATION INCOME AND EXPENSES

    The Predecessor operating results presented in the consolidated financial statements are not comparable in all material respects with financial statements of the Company. The most significant differences relate to (1) lower depreciation resulting from the Company's lower original cost of storage centers and (2) higher debt and related interest expense as a result of certain limited partners electing to take a cash payment in lieu of the Company's common stock at the Consolidation Date. The following discussion summarizes differences for the periods presented which do not directly relate to property operations.

    General and administrative expenses from January 1, 1994 to the Consolidation Date for the Predecessor included certain expenses related to the liquidation of the Partnerships including audit, tax and legal fees. State taxes for the Predecessor were also high for the two months of 1994 due to the tax resulting from the sale of assets.

    The Predecessor financial statements for the period from January 1, 1994 to the Consolidation Date and for the year ended December 31, 1993 include various nonrecurring items related to the Consolidation of the seventeen partnerships which comprise the Predecessor; these include the gain incident to the Consolidation and related incentive management fees, legal expenses, hostile takeover defense and transaction costs. The Company's debt at December 31, 1994 is $141 million higher than the Predecessor's debt at December 31, 1993. This additional debt is reflected in the Company's interest expense and earnings for the year ended December 31, 1994. Certain of the limited partners of the partnerships included in the Consolidation elected to take cash rather than stock in the Company. The Company borrowed the $67 million required for these cash payments as well as approximately $20 million to pay liabilities related to the Consolidation which were assumed from the Predecessor and approximately $10 million to cover loan closing costs and establish cash reserves. Interest on the $97 million for the year ended December 31, 1994 is $6.7 million. Additionally, as a result of the Consolidation, the majority of the debt held by the partnerships, including short-term debt at relatively low interest rates, was refinanced at a slightly higher rate (8.28%). The Company also borrowed $30 million in connection with the acquisition of the 20 storage centers on September 1, 1994 and $12 million in connection with an investment in participating mortgages on December 14, 1994; interest on this $42 million was $806,000.


FUNDS FROM OPERATIONS

    Funds from operations (FFO) is used by many financial analysts in evaluating REIT's financial performance. However, FFO should not be considered as an alternative to net income (determined in accordance with Generally Accepted Accounting Principles, GAAP) as an indication of the Company's financial performance or cash from operating activities (determined in accordance with GAAP) or as a measure of liquidity, not is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company had historically defined FFO as net income before extraordinary items, plus depreciation and amortization, plus or minus certain non-recurring revenue and expenses. The Company has modified its definition of FFO in accordance with the recommendations of NAREIT (the REIT industry association) to exclude amortization of financing costs. Accordingly, management now calculates FFO as net income before extraordinary items, plus depreciation and amortization relating to real estate activities, plus or minus certain non-recurring revenue and expenses. The following table reconciles its previous definition to the new NAREIT definition (in thousands):



                                                                   Year ended December 31,
                                                -------------------------------------------------------------
                                                 Pro forma                Pro forma
                                                   1993(1)                 1994(1)                    1995
                                                -----------             ------------              -----------
Net income before extraordinary item            $   19,095              $    21,917                 $ 29,572
Depreciation/amortization (including JV)            12,887                   13,632                   17,559
Non-recurring revenue/expenses                        (317)                     (58)                    (223)
                                                 -----------            ------------              -----------

FFO as previously defined                           31,665                   35,491                   46,908

Less deferred financing costs                          820                      820                    1,120
                                                -----------             ------------              -----------

FFO as currently defined                        $   30,845              $    34,671                 $ 45,788
                                                -----------             ------------              -----------
                                                -----------             ------------              -----------


---------------
(1) Represents the actual historical results as if the Predecessors' properties had been acquired by the Company on January 1, 1993. Assumes the Company's fixed rate seven-year debt (8.28%) was outstanding during the entire period.

    Using the NAREIT definition, FFO for 1995 rose $11.1 million over the 1994 pro forma FFO which had grown $3.8 million from pro forma 1993. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties acquired during the two years. Management believes future growth rates will slow as the rent-up period on development projects partially offsets operating results from current properties and acquisitions.

INVESTING TRANSACTIONS

    On March 1, 1994, the Company acquired the assets, subject to existing liabilities, of the Predecessor for an aggregate cost of $387.4 million. The Consolidation was funded by the issuance of 16,983,728 shares of Company's Class A and Class B Common Stock and $67.1 million in borrowings from a financial services company. Additionally, in 1994, the Company purchased a chain of twenty storage centers in the mid-Atlantic region for $34 million. Investments in other real estate assets during 1994 consisted primarily of the two participating mortgages and two of the Tennessee joint ventures discussed earlier.

    On March 24, 1995, in order to create a fully integrated company and more closely align the interests of management with the shareholders, the Management Company merged with the Company. Pursuant to the Agreement and Plan of Merger, the outstanding shares of the Management Company common stock were converted into an aggregate of 1,289,734 newly issued shares of the Company's Class A Common Stock (Class A Stock) and an additional 282,572 shares that replaced the Class A Stock previously owned by the Management Company, subject to certain adjustments. The market value of consideration on the date of the Merger was $29.4 million. Pursuant to the Merger Agreement, Management Company shareholders are also entitled to receive additional shares of Class A Stock in the future based on (i) the extent to which, during the five years following the Merger, the Company realizes value on this back end interest as a result of certain transactions relating to interests in or assets of six limited partnerships acquired by the Company in the Merger or (ii) the value, at the end of five years after the Merger, or in the event of a change of control of the Company, of any remaining interests in such partnerships as determined by independent appraisal. One of the six partnerships is the Evergreen Partnership, the limited partnership interest of which the Company purchased during 1995. As a result of this purchase, the Board of Directors could, at their option, choose to liquidate the partnership, and upon such liquidation the Company would be required to issue additional shares based on an independent appraisal.

    During 1995, the Company invested $7.6 million in a storage center acquired in the Merger (which was a non-cash transaction), $9.4 million in acquisitions of four operating storage centers, $30.1 million in domestic development and expansion projects ($9.6 million of which were completed during the year), $10.6 million in European development projects, and $4.1 million in capital improvements to its existing portfolio. The $6.5 million increase in other real estate investments reflects primarily the $3.8 million invested in the limited partnership units and the $2.6 million invested in the Tennessee joint ventures. As described above, the Company also invested $36 million in cash in the purchase of the Evergreen partnership interest. Proceeds from the sale of real estate contributed $3.3 million in cash.


CAPITAL EXPENDITURES

    In addition to continued investments in acquisitions and developments, the Company makes investments in improving its current portfolio of real estate. Investments in existing storage properties include primarily expansions, conversions (i.e., size of units or climate control) and certain recurring improvements that management believes are necessary to maintain the Company's quality standards and its ability to generate premium returns. The following table summarizes the type of recurring expenditures the Company anticipates and the average cost per square foot per year:


                                              Annual Cost per Sq.Ft.
                                            --------------------------
Roofs                                               $0.07

Pavement                                             0.05

Sealant                                              0.03

Other                                              0.02-0.03
                                            --------------------------
     Total                                        $0.17-0.18


    The above amounts assume expenditures are made evenly over the life of the project, this however does not occur in reality. In certain years expenditures will be significantly higher than $0.18 per square foot, but this in turn would mean other years will be significantly lower. In addition to these types of expenditures, the Company invests in other improvements such as security
upgrades.   Of the $4.1 million in capital improvements expended during 1995,
$2.2 million was for roof, pavement and sealant. Specifically identified capital improvements expected for 1996 total $3.6 to $4.1 million, of which $1.7 to $2.2 represents roofs, pavement and sealant.


FINANCING TRANSACTIONS

    On June 9, 1994, the Company refinanced substantially all of its existing debt through a debt purchase transaction with Nomura Asset Capital Corp., a subsidiary of Nomura Securities International, Inc. The $122.6 million of indebtedness, secured by certain real estate, has a seven year term, a fixed rate equal to 8.28% and requires monthly payments of interest only until maturity. The Company paid $1.8 million in fees for this seven-year loan. The following table summarizes the uses of proceeds from this loan (in thousands):

Repayment of consolidation debt                         $104,600
Repayment of other debt                                   14,156
Loan fees and closing costs                                2,371
Net proceeds                                               1,453
                                                    ------------
      Loan proceeds                                     $122,580
                                                    ------------
                                                    ------------


    Repayment of other debt represents retirement of notes assumed from the Predecessor in connection with the Consolidation. In connection with the refinance, the Company wrote off $1.2 million of unamortized loan fees. The refinancing provided the Company with stabilized debt service costs and greater flexibility for future growth. Additionally, in 1994, the Company established two $50 million lines of credit under which it borrowed $42 million in 1994 to fund property acquisitions.

    In June and July 1995, the Company issued a total of 4.92 million additional Class A Common shares through a public offering. These shares were issued at $23.00 per share, providing net proceeds after offering costs of $106 million. Net proceeds were used to repay lines of credit and the remaining funds have been used to fund storage center acquisitions, development, and general corporate purposes.

    Prior to the stock offering, $96 million was outstanding on the Company's domestic lines of credit. This amount had been borrowed to meet interim acquisition and development requirements and repay the $4.3 million line of credit assumed in the Merger. All outstanding balances on the Company's domestic lines of credit were repaid on June 13, 1995. Subsequent to the offering, the Company invested the excess proceeds in real estate developments and borrowed an additional $11 million on its lines. Additionally, during 1995, the Company borrowed $2.9 million under its European line of credit to fund development activity in Belgium. Subsequent to year end, the Company borrowed an additional $13 million on its domestic lines to fund construction.

SHORT-TERM AND LONG-TERM LIQUIDITY

    Cash balances decreased from December 31, 1994 to December 31, 1995 primarily as a result of the capital expenditures, financing and equity transactions described above. The following table summarizes certain information regarding the Company's liquidity and capital resources:


                                          At December 31,
                                     1994            1995
                                   -----------   -------------
Debt to total assets                   34%            23%
Total market capitalization       $520 million  $769 million
Debt to total market cap               32%            19%
Weighted avg. interest rate          8.16%           8.18%
Available lines of credit         $58 million    $92 million


    The Company's total debt at December 31, 1995 was $143 million, of which $132 million is fixed rate debt. Because of the limited use of variable rate debt, fluctuations in interest rates have minimal impact on the Company. In addition to affecting interest expense, however, rising interest rates in the future may also limit the amount available to the Company under its credit facilities due to certain restrictive covenants. Management believes it will be able to raise sufficient debt or equity capital to fund its growth plan in 1996, make required principal payments and make dividend payments in accordance with REIT requirements. Cash provided by operating activities for the year ended December 31, 1995 was $46 million. The Company declared the following dividends during 1995:

    For Quarter Ended   Record Date    Payable Date   Per Share Amount
     -----------------   -------------  -------------  ----------------
    Dec. 31, 1994       Feb. 10, 1995  Mar. 29, 1995       0.44
    Mar. 31, 1995       Mar. 24, 1995  May 19, 1995        0.46
    June 30, 1995       June 2, 1995   July 31, 1995       0.46
    Sept. 30, 1995      Nov. 9, 1995   Nov. 22, 1995       0.46
    Special Dividend    Dec. 4, 1995   Dec. 18, 1995       0.10
    Dec. 31, 1995       Dec. 26, 1995  Jan. 26, 1996       0.46

In order to distribute accumulated earnings and profits related to the Merger with the Management Company, the Company accelerated its usual fourth quarter dividend and declared a special dividend.


REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

    As a REIT, the Company is not required to pay federal income tax on annual taxable income that it currently distributes to its shareholders, provided that the Company distributes an amount equal to at least 95% of its taxable income. Such distributions must be made in the taxable year to which they relate or in the following taxable year if declared before the REIT timely files its tax return for such years and is paid on or before the first regular dividend payment date after such declaration. The Company's first distribution in 1995 was partially applied towards the Company's 1994 distribution requirement.

    In connection with the Merger, the accumulated earnings and profits of the Management Company were carried over to the Company for tax purposes. In order to maintain its REIT qualification, the Company was required to distribute to its shareholders in 1995 an amount necessary to eliminate such accumulated earnings and profits. The Company did so through accelerating its normal quarterly distribution and a special distribution of $2.3 million. As a result of these additional distributions, approximately 14% of the 1995 dividends were return of capital for federal income tax purposes.

    As a REIT, the Company must derive at least 95% of its total gross income from specified classes of income related to real property, dividends, interest or certain gains from the sale or other disposition of stock or other securities. The Company's revenues from truck rentals, sales of locks and boxes and management services performed for owners of other properties do not qualify under this 95% gross income test. Such nonqualifying income was approximately 4.4% of gross revenue in 1995 and the Company estimates that it will meet the 95% test in 1996. The Company's acquisition of additional properties and development of new properties will tend to reduce the percentage of nonqualifying income, while additional management contracts and the sales of properties from the existing portfolio will tend to increase the percentage of nonqualifying income. There can be no assurance, however, that acquisitions and development activities will occur on such a scale or within such time periods that nonqualifying income will meet the 95% test for future years. Accordingly, the Company may be required to defer or reduce its income from its third-party management services to avoid terminating its REIT qualification.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           CONSOLIDATED BALANCE SHEETS


                                            December 31,   December 31,
(in thousands, except share data)               1994           1995
----------------------------------------------------------------------
  ASSETS:
----------------------------------------------------------------------
    Storage centers:
----------------------------------------------------------------------
       Land                                   $  88,532      $ 105,224
----------------------------------------------------------------------
       Buildings and equipment, net             362,332        404,329
----------------------------------------------------------------------
       Construction in progress                     532         20,942
----------------------------------------------------------------------
           Total storage centers                451,396        530,495
----------------------------------------------------------------------
    Other real estate investments                15,104         21,407
----------------------------------------------------------------------
    Cash and cash equivalents                    13,162          5,683
----------------------------------------------------------------------
    Restricted cash and investments               2,766          5,551
----------------------------------------------------------------------
    Other assets                                 12,162         47,258
----------------------------------------------------------------------
           Total assets                       $ 494,590      $ 610,394
----------------------------------------------------------------------
  Liabilities and Shareholders' Equity:
----------------------------------------------------------------------
    Accounts payable and other liabilities    $  10,138      $  19,101
----------------------------------------------------------------------
    Dividends payable                                           10,669
----------------------------------------------------------------------
    Lines of credit                              42,000         10,905
----------------------------------------------------------------------
    Notes payable                               125,137        131,935
----------------------------------------------------------------------
           Total liabilities                    177,275        172,610
----------------------------------------------------------------------
    Minority interest in other real estate
           investments                              470          3,288
----------------------------------------------------------------------
    Commitments (Notes C and D)
----------------------------------------------------------------------
    Shareholders' equity:
----------------------------------------------------------------------
       Class A common stock, $0.001 par
           value; 120,000,000 authorized;
           16,829,283 and 23,039,317
           shares issued and outstanding        317,434        452,852
----------------------------------------------------------------------
       Class B common stock, $0.001 par
           value; 500,000 shares authorized;
           154,604 issued and outstanding;
           net of loans to shareholders of
           $4,002                                (1,086)        (1,086)
----------------------------------------------------------------------
       Retained earnings (deficit)                  497        (17,270)
----------------------------------------------------------------------
           Total shareholders' equity           316,845        434,496
----------------------------------------------------------------------
           Total liabilities and
             shareholders' equity              $494,590       $610,394
----------------------------------------------------------------------

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF NET INCOME


                                                                 Predecessor                               Company
                                                        -------------------------------         ------------------------------
                                                        Year Ended        Period from           Year Ended          Year Ended
                                                          Dec. 31,      Jan. 1, 1994 to           Dec. 31,            Dec. 31,
(in thousands, except per share data)                       1993          Mar. 1, 1994              1994                1995
------------------------------------------------------------------------------------------------------------------------------
  REVENUE:
------------------------------------------------------------------------------------------------------------------------------
    Rental                                              $  72,217           $  12,348           $  66,697           $  92,397
------------------------------------------------------------------------------------------------------------------------------
    Other real estate investments                             129                  20                 224               1,396
------------------------------------------------------------------------------------------------------------------------------
    Property management                                                                                                 2,978
------------------------------------------------------------------------------------------------------------------------------
          Total revenue                                    72,346              12,368              66,921              96,771
------------------------------------------------------------------------------------------------------------------------------
  EXPENSES:
------------------------------------------------------------------------------------------------------------------------------
    Operating                                              16,879               2,961              15,799              24,851
------------------------------------------------------------------------------------------------------------------------------
    Management fees                                         4,695                 733               4,046               1,320
------------------------------------------------------------------------------------------------------------------------------
    Depreciation and amortization                          13,923               2,390              11,373              17,410
------------------------------------------------------------------------------------------------------------------------------
    Real estate taxes                                       7,066               1,170               5,840               7,596
------------------------------------------------------------------------------------------------------------------------------
    General, administrative and other                       2,390               1,232               2,502               4,859
------------------------------------------------------------------------------------------------------------------------------
          Total expenses                                   44,953               8,486              39,560              56,036
------------------------------------------------------------------------------------------------------------------------------
          Income from Operations                           27,393               3,882              27,361              40,735
------------------------------------------------------------------------------------------------------------------------------

  OTHER INCOME (EXPENSE):
------------------------------------------------------------------------------------------------------------------------------
    Interest and other income                                 590                 188                 745                 875
------------------------------------------------------------------------------------------------------------------------------
    Interest expense                                       (2,288)               (487)             (9,105)            (12,038)
------------------------------------------------------------------------------------------------------------------------------
    Incentive management fees                                                  (5,340)
------------------------------------------------------------------------------------------------------------------------------
    Gain on consolidation                                                      48,223
------------------------------------------------------------------------------------------------------------------------------
    Litigation, hostile takeover defense
         and consolidation expenses                        (7,411)            (12,180)
------------------------------------------------------------------------------------------------------------------------------
          Other income (expense), net                      (9,109)             30,404              (8,360)            (11,163)
------------------------------------------------------------------------------------------------------------------------------

          Income before extraordinary item                 18,284              34,286              19,001              29,572
------------------------------------------------------------------------------------------------------------------------------
  Extraordinary item - loss on retirement of debt                                                  (1,180)
------------------------------------------------------------------------------------------------------------------------------
          Net Income                                    $  18,284           $  34,286           $  17,821           $  29,572
------------------------------------------------------------------------------------------------------------------------------

  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
------------------------------------------------------------------------------------------------------------------------------
    Income before extraordinary item                                                            $    1.12           $    1.43
------------------------------------------------------------------------------------------------------------------------------
    Extraordinary item - loss on retirement of debt                                                 (0.07)
------------------------------------------------------------------------------------------------------------------------------
          Net Income                                                                            $    1.05           $    1.43
------------------------------------------------------------------------------------------------------------------------------

  Net Income per Unit of Limited
    Partnership Interests                                $  34.11            $  63.97
------------------------------------------------------------------------------------------------------------------------------

  Distributions per Unit of Limited
    Partnership Interests                                $  59.57            $ 732.05
------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

          CONSOLIDATED STATEMENTS OF PARTNERS' AND SHAREHOLDERS' EQUITY


PREDECESSOR
                                                        Limited               General
(in thousands)                                          Partners              Partners             Total
---------------------------------------------------------------------------------------------------------
  BALANCE, JANUARY 1, 1993                              $ 368,292           $    (498)          $ 367,794
---------------------------------------------------------------------------------------------------------
  Distributions                                           (31,606)               (310)            (31,916)
---------------------------------------------------------------------------------------------------------
  Earnings                                                 18,101                 183              18,284
---------------------------------------------------------------------------------------------------------

  BALANCE, DECEMBER 31, 1993                            $ 354,787           $    (625)          $ 354,162
---------------------------------------------------------------------------------------------------------
  Distributions                                          (388,432)             (4,018)           (392,450)
---------------------------------------------------------------------------------------------------------
  Contribution                                                                  4,002               4,002
---------------------------------------------------------------------------------------------------------
  Earnings                                                 33,645                 641              34,286
---------------------------------------------------------------------------------------------------------

  Balance, March 1, 1994                                $     ---           $     ---           $     ---
---------------------------------------------------------------------------------------------------------



COMPANY                                 Class A                       Class B
                                      Common Stock                  Common Stock           Loans to       Retained
                                  ---------------------          --------------------      Class B        Earnings
(in thousands)                    Shares        Amount           Shares       Amount      Shareholders    (Deficit)        Total
----------------------------------------------------------------------------------------------------------------------------------
  Balance, July 23, 1993
    (inception) and
----------------------------------------------------------------------------------------------------------------------------------
    Dec. 31, 1993                    ---      $     ---            ---      $     ---       $    ---      $     ---      $     ---
----------------------------------------------------------------------------------------------------------------------------------
  Issuance of common
    stock                         16,829        317,434            155          2,916         (4,002)                      316,348
----------------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                                                 17,821         17,821
----------------------------------------------------------------------------------------------------------------------------------
  Dividends                                                                                                 (17,324)       (17,324)
----------------------------------------------------------------------------------------------------------------------------------

  Balance, Dec. 31, 1994          16,829        317,434            155          2,916         (4,002)           497        316,845
----------------------------------------------------------------------------------------------------------------------------------
  Issuance of common
    stock                          6,210        135,418                                                                    135,418
----------------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                                                 29,572         29,572
----------------------------------------------------------------------------------------------------------------------------------
  Dividends                                                                                                 (47,339)       (47,339)
----------------------------------------------------------------------------------------------------------------------------------

  Balance, Dec. 31, 1995          23,039      $ 452,852            155      $   2,916      $  (4,002)     $ (17,270)     $ 434,496
----------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Predecessor                     Company
                                                                      ----------------------------  -------------------------
                                                                      Year Ended     Period from    Year Ended     Year Ended
                                                                        Dec. 31,   Jan. 1, 1994 to    Dec. 31,       Dec. 31,
(in thousands)                                                            1993      Mar. 1, 1994        1994           1995
-----------------------------------------------------------------------------------------------------------------------------
  OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------------------------
    Net Income                                                         $  18,284      $  34,286      $  17,821      $  29,572
-----------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile earnings
        to net cash by operating activities:
-----------------------------------------------------------------------------------------------------------------------------
      Depreciation and amortization                                       13,923          2,390         11,392         17,485
-----------------------------------------------------------------------------------------------------------------------------
      Gain on consolidation                                                             (48,223)
-----------------------------------------------------------------------------------------------------------------------------
      Other                                                                                                              (223)
-----------------------------------------------------------------------------------------------------------------------------
      Loss on retirement of debt                                                                         1,180
-----------------------------------------------------------------------------------------------------------------------------
      Earnings in excess of distributions
        from joint ventures                                                                 (20)          (149)
-----------------------------------------------------------------------------------------------------------------------------
      Minority interest in earnings from investments
        in joint partnerships                                                                                             251
-----------------------------------------------------------------------------------------------------------------------------
      Changes in operating accounts:
-----------------------------------------------------------------------------------------------------------------------------
        Restricted cash                                                                                 (2,766)        (2,785)
-----------------------------------------------------------------------------------------------------------------------------
        Other assets                                                      (2,594)         2,675         (1,196)           518
-----------------------------------------------------------------------------------------------------------------------------
        Accounts payable and other liabilities                             1,557         (2,391)         3,027          1,295
-----------------------------------------------------------------------------------------------------------------------------
        Accrued consolidation expense                                      3,879         16,399
-----------------------------------------------------------------------------------------------------------------------------

  Net cash provided by operating activities                               35,049          5,116         29,309         46,113
-----------------------------------------------------------------------------------------------------------------------------

  INVESTING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------------------------
    Proceeds from sale of real estate and equipment                                      64,120                         6,398
-----------------------------------------------------------------------------------------------------------------------------
    Purchase of other real estate investments                                                          (12,534)        (6,670)
-----------------------------------------------------------------------------------------------------------------------------
    Distributions in excess of earnings
      from joint ventures                                                    306                                          452
-----------------------------------------------------------------------------------------------------------------------------
    Purchase of amortizable assets                                                                                       (416)
-----------------------------------------------------------------------------------------------------------------------------
    Purchase of property management company                                                                              (885)
-----------------------------------------------------------------------------------------------------------------------------
    Investment in limited partnership                                                                                 (35,671)
-----------------------------------------------------------------------------------------------------------------------------
    Acquisition of and improvements to storage centers                    (5,888)        (1,158)      (102,635)       (49,519)
-----------------------------------------------------------------------------------------------------------------------------

  Net cash (used in) provided by investing activities                  $  (5,582)     $  62,962      $(115,169)     $ (86,311)
-----------------------------------------------------------------------------------------------------------------------------


  FINANCING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------------------------
    Proceeds from stock offering, net                                  $              $              $              $ 106,012
-----------------------------------------------------------------------------------------------------------------------------
    Contribution by minority partner                                                                                      778
-----------------------------------------------------------------------------------------------------------------------------
    Dividends or distributions paid                                      (31,916)          (764)       (17,324)       (36,670)
-----------------------------------------------------------------------------------------------------------------------------
    Net proceeds from (payments on) lines of credit                        2,620            680         42,000        (35,432)
-----------------------------------------------------------------------------------------------------------------------------
    Proceeds from notes payable                                                             350        227,180
-----------------------------------------------------------------------------------------------------------------------------
    Payment of financing costs                                                (4)                       (8,718)        (1,088)
-----------------------------------------------------------------------------------------------------------------------------
    Payment of assumed consolidation liabilities                                                       (14,946)
-----------------------------------------------------------------------------------------------------------------------------
    Principal payments on notes payable                                     (969)          (855)      (129,171)          (552)
-----------------------------------------------------------------------------------------------------------------------------
    Distributions to minority partners                                                                                   (329)
-----------------------------------------------------------------------------------------------------------------------------

  Net cash (used in) provided by financing activities                    (30,269)          (589)        99,021         32,719
-----------------------------------------------------------------------------------------------------------------------------

  (Decrease) increase in cash and cash equivalents                          (802)        67,489         13,161         (7,479)
-----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at beginning of period                         9,859          9,057              1         13,162
-----------------------------------------------------------------------------------------------------------------------------

  Cash and cash equivalents at end of period                            $  9,057        $76,546      $  13,162      $   5,683
-----------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION
   Shurgard Storage Centers, Inc. (the Company) was organized under the laws of the State of Delaware on July 23, 1993, to serve as a vehicle for investments in, and ownership of, a professionally managed, nationally diverse real estate portfolio consisting primarily of self-service storage properties which provide month-to-month leases for business and personal use. The Company intends to qualify as a real estate investment trust (REIT) as defined in Section 856 of the Internal Revenue Code.
   On March 1, 1994 (Consolidation Date), the Company completed the acquisition of 17 publicly-held limited partnerships (the Predecessor, Note O) administered by Shurgard Incorporated (the Management Company) as a means for assembling an initial portfolio of real estate investments (Note E). On March 24, 1995, the Company became self-advised and self-administered after acquiring the Management Company through a merger (the Merger, Note E).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its subsidiaries, including both U.S. and Belgian subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. Prior to the Consolidation Date, the Company was inactive.
   The accompanying combined financial statements for the year ended December 31, 1993, and for the period from January 1, 1994 to March 1, 1994 represent the Predecessor's combined results of operations and cash flows through the Consolidation Date. The Predecessor financial statements are not comparable in all material respects with financial statements of the Company. The most significant differences relate to (1) the Company's lower original cost of storage centers lower depreciation expense due to and (2) higher debt and related interest expense as a result of certain limited partners electing to take a cash payment in lieu of the Company's common stock at the Consolidation Date. Certain amounts in the Predecessor financial statements have been reclassified to conform to the Company's current year presentation.
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
   STORAGE CENTERS: Storage centers are recorded at cost. Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives which range from three to 30 years.
   OTHER REAL ESTATE INVESTMENTS: The Company consolidates the accounts of those joint ventures in which the Company has effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of investment assets. A minority interest in earnings from such investments is included in other income. All other investments in joint ventures are accounted for on the equity method and are included in other real estate investments. Investments accounted for on the equity method include four joint ventures owning a total of seven storage centers as well as investments in certain limited partnerships. Participating mortgages, which are accounted for as loans, are also included in other real estate investments.
   CASH EQUIVALENTS: Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.
   RESTRICTED CASH AND INVESTMENTS: Restricted cash and investments consist of certain cash deposits and securities held in trust in connection with certain notes payable. Restricted cash deposits represent expense reserves required by lenders. Restricted securities (Note H), per the loan agreement, must be held to maturity and thus are carried at amortized cost. The premium is amortized over the estimated remaining life of the security using the constant yield method.
   OTHER ASSETS: Other assets include financing costs, non-competition agreements, and goodwill, which are presented net of accumulated amortization of $906,000 and $3,765,000 for the years ended December 31, 1994 and 1995, respectively. Financing costs are amortized on the effective interest method over the life of the related debt and the related expense is included in amortization. Non-competition agreements and good will are amortized over their estimated useful lives which range from three to 30 years.
   FEDERAL INCOME TAXES: To qualify as a REIT, the Company must distribute annually at least 95% of its taxable income and meet certain other requirements. Additionally, as a REIT, it will not be subject to federal income taxes to the extent of dividends. The Company was not required to pay any federal income tax in 1994 and intends to make elections regarding dividends such that it will not pay federal taxes for 1995. As a result, no provision for federal income taxes has been made in the Company's financial statements.
   The financial statements of the Predecessor do not reflect a provision for federal income taxes because such taxes were the responsibility of the individual partners.
   FOREIGN EXCHANGE: The consolidated financial statements are prepared in United States dollars. Assets and liabilities of the foreign subsidiary are denominated in foreign currencies and are translated to United States dollars at the exchange rates in effect on the balance sheet date. Revenues, costs and expenses for this subsidiary are translated using an average rate.
   REVENUE RECOGNITION: Revenue is recognized when earned under accrual accounting principles.
   GAIN ON CONSOLIDATION: Gain on consolidation is calculated as the excess of the purchase price paid by the Company over the book value of the net assets of the Predecessor on the Consolidation Date.
   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE: Net income per share is calculated based on the weighted average shares outstanding during the periods presented (16,983,887 and 20,675,356 shares for the years ended December 31, 1994 and 1995, respectively).
   EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST: Earnings per unit of limited partnership interest of the Predecessor is based on total earnings allocated to the limited partners divided by the total number of $1,000 limited partnership units outstanding during the year (530,607 units for the year ended December 31, 1993 and the period ended March 1, 1994).
   DISTRIBUTIONS PER UNIT OF LIMITED PARTNERSHIP INTEREST: Distributions per unit of limited partnership interest of the Predecessor is based on the total amount distributed to the limited partners divided by the total number of $1,000 limited partnership units outstanding during the year (530,607 units for the year ended December 31, 1993 and the period ended March 1, 1994).
   IMPAIRMENT VALUATION OF LONG-LIVED ASSETS: The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews storage centers and other assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value. At December 31, 1995, no assets had been written down.
   FINANCIAL INSTRUMENTS: The carrying values reflected in the balance sheet at December 31, 1995, reasonably approximate the fair value of cash and cash equivalents, other assets and capitalized ground leases. The Company estimates that the fair value of its notes from shareholders is $2.5 million. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of fixed rate long-term debt is estimated to be $131.6 million.

NOTE C -- STORAGE CENTERS


        (in thousands)                                                            Dec. 31, 1994     Dec. 31, 1995
-------------------------------------------------------------------------------------------------------------------
             Land                                                                $       88,532    $      105,224
-------------------------------------------------------------------------------------------------------------------
             Buildings                                                                  368,593           424,760
-------------------------------------------------------------------------------------------------------------------
             Equipment                                                                    5,123             7,935
-------------------------------------------------------------------------------------------------------------------
                                                                                        462,248           537,919
-------------------------------------------------------------------------------------------------------------------
             Less accumulated depreciation                                              (11,384)          (28,366)
-------------------------------------------------------------------------------------------------------------------
                                                                                        450,864           509,553
-------------------------------------------------------------------------------------------------------------------
             Construction in progress, including related land of $8,353
-------------------------------------------------------------------------------------------------------------------
               at December 31, 1995                                                         532            20,942
-------------------------------------------------------------------------------------------------------------------
                                                                                 $      451,396    $      530,495
-------------------------------------------------------------------------------------------------------------------

      The Company has entered into ten construction contracts for improvements to current facilities. Outstanding commitments under these contracts total $6.7 million. In 1995, the Company capitalized approximately $1.1 million in interest related to the development of storage centers.

NOTE D -- OTHER REAL ESTATE INVESTMENTS


        (in thousands)                                                            Dec. 31, 1994     Dec. 31, 1995
-------------------------------------------------------------------------------------------------------------------
             Investments in participating mortgages                               $      11,300     $      11,587
-------------------------------------------------------------------------------------------------------------------
             Investments in joint ventures                                                3,804             6,056
-------------------------------------------------------------------------------------------------------------------
             Investments in limited partnership                                                             3,764
-------------------------------------------------------------------------------------------------------------------
                                                                                  $      15,104     $      21,407
-------------------------------------------------------------------------------------------------------------------

   The Company has paid approximately $11.6 million and committed an additional $400,000 for investment in two 10-year participating mortgage loans, which are nonrecourse to the borrower and are secured by real estate, including four storage centers and office/warehouse space. The Company will receive interest at 8% per annum plus 50% of both operating cash flow and distributions from the gain on sale of real property, as defined. The Company has options to purchase the properties at established prices, generally exercisable in 1999 and extending until maturity of the loans.
   The Company has entered into joint ventures with a storage operator and developer to develop three properties in the Nashville, Tennessee metropolitan area. The Company's economic interest in these ventures range from 50% to 92%. The Company has guaranteed its pro rata portion of the joint ventures' debt which total $1.9 million. In addition, the Company holds a 30% interest in Shurgard Joint Partners II, a limited partnership which owns four storage centers.
   During 1995, the Company purchased, for $3.8 million in cash, limited partnership units in Shurgard Institutional Fund LP II, an affiliated partnership in which it already owned an interest through the general partner. The Company is now entitled to 37% of partnership cash flow. Subsequent to year end, the Company also purchased one partnership unit in Shurgard Institutional Fund LP, an affiliated partnership in which it already owned an interest through the general partner. This unit was purchased for $1.1 million in cash, bringing the Company's total interest in this partnership to 9% of cash flow.

NOTE E -- ACQUISITIONS
   On March 1, 1994, the Company acquired the assets, subject to existing liabilities, of the Predecessor for a cost of $387 million (the Consolidation). A summary of the assets and liabilities assumed in this transaction are as follows (in thousands):

-------------------------------------------------------------------------------
            Real estate                                           $    417,218
-------------------------------------------------------------------------------
            Interest in joint ventures                                   7,074
-------------------------------------------------------------------------------
            Cash, receivables and other assets                          10,642
-------------------------------------------------------------------------------
            Notes payable                                              (26,192)
-------------------------------------------------------------------------------
            Other liabilities                                          (21,326)
-------------------------------------------------------------------------------
                                                                  $    387,416
-------------------------------------------------------------------------------


   The Consolidation was funded by the issuance of 16,983,728 shares of common stock and $67,068,631 in proceeds from a note payable to a financial services company. Assets assumed by the Company included approximately $2,947,000 in cash and cash equivalents. Real estate assets acquired in the Consolidation consist of 134 self-service storage centers and two business parks located in seventeen states, as well as interests in two joint ventures owning an additional five storage centers. In 1994, the purchase price was increased $1,200,000 for estimated additional costs related to the Acquisition.
   On September 1, 1994, the Company purchased twenty storage centers for $34 million from an unaffiliated seller. These centers, located in Maryland, Virginia and North Carolina, were financed through a $30 million draw on the Company's credit facility, a $1 million note to the seller and approximately
$3 million from cash reserves. The note to the seller is due in two $500,000 installments in September 1995 and 1996 which include accrued interest. The discounted value of these notes on the acquisition date was estimated to be $917,000.
   On March 24, 1995, the Company merged with the Management Company in order to become self-administered and self-advised. On that date, the Company issued 1,266,704 new shares of Class A common stock to the shareholders of the Management Company. In addition, 282,572 shares previously owned by the Management Company were reissued to Management Company shareholders. On August 28, 1995, pursuant to the Merger Agreement, an additional 23,030 shares were issued as a result of adjustments identified in the audit of the Management Company's final statement of assets, liabilities and stockholder's equity. The Management Company shareholders may receive additional shares over the next five years as consideration for certain partnership interests held by the Management Company which were not valued at the time of the Merger. A summary of the assets and liabilities assumed in this transaction are as follows (in thousands):

-------------------------------------------------------------------------------
            Storage centers                                        $     7,964
-------------------------------------------------------------------------------
            Cash                                                           780
-------------------------------------------------------------------------------
            Other assets                                                35,133
-------------------------------------------------------------------------------
            Line of credit                                              (4,337)
-------------------------------------------------------------------------------
            Notes payable                                               (7,275)
-------------------------------------------------------------------------------
            Other liabilities                                           (2,856)
-------------------------------------------------------------------------------
                                                                   $    29,409
-------------------------------------------------------------------------------

   During the second quarter of 1995, the Company purchased the limited partnership interest in a partnership (the Evergreen Partnership) which owns seven storage centers and a 59.5% interest in a joint venture owning three additional storage centers. The Company paid $35.5 million in exchange for the 99% limited partnership interest. The Company already owned the 1% general partnership interest.
   The following unaudited pro forma statements of income represent the results of operations of the Company for the years ended December 31, 1994 and 1995, as if all properties owned by the Company at December 31, 1995 had been acquired on January 1, 1994 and the merger of the Management Company, the acquisition of the Evergreen Partnership, and the 1995 stock offering (Note I) had been consummated on January 1, 1994. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies.


                                                                            Year ended December 31,
     (in thousands)                                                       1994                1995
------------------------------------------------------------------------------------------------------
     Revenues and other income                                         $  94,601           $  99,842
------------------------------------------------------------------------------------------------------
     Operations expenses                                                 (38,063)            (39,464)
------------------------------------------------------------------------------------------------------
     Depreciation and amortization                                       (16,833)            (18,059)
------------------------------------------------------------------------------------------------------
     Interest expense                                                    (11,006)            (10,170)
------------------------------------------------------------------------------------------------------
       Net income before extraordinary item                               28,699              32,149
------------------------------------------------------------------------------------------------------
     Extraordinary item - loss of retirement of debt                      (1,180)
------------------------------------------------------------------------------------------------------
       Net income                                                      $  27,519           $  32,149
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
     Per share data:
------------------------------------------------------------------------------------------------------
     Net income before extraordinary item                              $    1.24           $    1.39
------------------------------------------------------------------------------------------------------
     Extraordinary item - loss of retirement of debt                        (.05)
------------------------------------------------------------------------------------------------------
     Net income                                                        $    1.19           $    1.39
------------------------------------------------------------------------------------------------------

NOTE F - BELGIAN OPERATIONS
   The Company has invested $5.4 million in a Belgian subsidiary, and has committed to invest an additional $6.9 million to acquire, develop, and operate storage centers. At December 31, 1995, the Company's investment represents an 85.6% interest in three Belgian storage centers. The Company controls the majority of the seats on the subsidiary's Board of Directors.
   Ground leases related to two of these centers are included in land at the discounted value of required cash payments ($1.9 million) and the corresponding liabilities have been recorded in other liabilities. The lease terms are 27 and 99 years with bargain purchase options at 27 and 16 years, respectively. These leases require annual payments of approximately $170,000 in each of the next five years.

NOTE G - LINES OF CREDIT
   In August 1994, the Company established a $50 million revolving two-year credit facility with a commercial bank group. This credit facility accrues interest at either the banks' prime rate or LIBOR plus 175 basis points (reduced from 200 basis points in June 1995) and can be fixed for various periods at the Company's option. On December 31, 1994 and 1995, the outstanding balances under this credit facility were $42 million and $8 million with weighted average interest rates of 7.8% and 7.4%, respectively. The credit facility is secured by real estate and may extend any outstanding balance for a one year term. Subsequent to year end, the Company borrowed an additional $13 million under this credit facility.
   In December 1994, the Company established a second $50 million two-year revolving credit facility with a financial services company. This credit facility is secured by real estate, bears interest at LIBOR plus 175 basis points, and requires a draw fee equal to 25 basis points of the amount drawn. No amounts were outstanding under this credit facility on either December 31, 1994 or 1995.
   The loan agreements related to the above lines of credit provide for certain restrictive covenants based on net worth and cash flow. The actual amount available on these credit facilities is a function of the quarterly performance of the secured properties and the quarterly interest rate.
   The Company has two additional credit facilities maturing January 2000, with a Dutch bank under which it has borrowed approximately $2.9 million, the maximum available. These credit facilities accrue interest at 100 basis points above the Belgium Interbank Offer Rate. The Company purchased an agreement under which the effective rate on borrowings would not be above 6% or below 4.45%.

NOTE H - NOTES PAYABLE

     (in thousands)                                                Dec. 31, 1994  Dec. 31, 1995
-------------------------------------------------------------------------------------------------
           Note payable to financial services company                $   122,580    $   122,580
-------------------------------------------------------------------------------------------------
           Mortgage notes payable                                          1,467          8,733
-------------------------------------------------------------------------------------------------
           Other notes payable                                             1,090            622
-------------------------------------------------------------------------------------------------
                                                                     $   125,137    $   131,935
-------------------------------------------------------------------------------------------------


   On June 9, 1994, the Company refinanced substantially all of its existing debt through a debt purchase transaction with a financial services company. The $122.58 million loan provides the Company with funds for seven years at a fixed rate equal to 8.28%, requires monthly payments of interest only until maturity and is secured by the 86 properties owned by SSC Property Holdings, Inc., a wholly owned subsidiary of the Company. The refinancing of existing debt resulted in a loss on early retirement of $1.18 million, consisting of unamortized loan fees. As required by the loan agreement, the Company has deposited cash in restricted accounts to fund certain expenses including real estate taxes and insurance. During 1995, the Company sold two properties securing this note and, as part of the defeasance, was required to place U.S. treasury notes costing $3.1 million into a trust account. These treasury notes mature in June 2001 and carry an effective interest rate of 5.1%.
   The mortgage notes are secured by a deed of trust on two storage centers. The first is due in monthly installments of $13,441, including principal and interest at 10.25%, and matures April 2001. The second is a participating mortgage for $7.3 million requiring fixed monthly payments of interest only at 8% plus quarterly payments of 90% of cashflow, as defined. This mortgage also requires payment of 90% of the storage center's appreciation upon maturity, December 2003. Other notes payable consists of local improvement district warrants and a note taken in connection with a real estate acquisition. The approximate maturities of principal over the next five fiscal years range from $20,000 to $516,000.

NOTE I -- SHAREHOLDERS' EQUITY
   In addition to the rights, privileges and powers of Class A common stock, Class B common stockholders received loans from the Company to fund certain obligations to the Partnerships. The loans are due between 2000 and 2003 and are secured by the Class B stock. Class B common stock is convertible to Class A stock at a one-to-one ratio as the loans are repaid.
   The Company has authorized 40,000,000 shares of preferred stock, of which 2,800,000 shares have been designated as Series A Junior Participating Preferred Stock, and none are issued and outstanding at December 31, 1995. The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series, and the designation thereof.
   In June and July, 1995, the Company issued a total of 4.9 million additional Class A Common shares at $23.00 per share, providing net proceeds after offering costs of $106 million. Net proceeds were used to repay lines of credit and to fund storage center development and acquisitions, as well as other general corporate purposes.

NOTE J -- STOCK OPTIONS
   The Company has established the 1993 Stock Option Plan (the 1993 Plan) for the purpose of attracting and retaining the Company's directors, executive officers and other employees. The 1993 Plan provides for the granting of options for up to 3% of the Company's outstanding shares of Class A common stock at the end of each year, limited in the aggregate to 5,000,000 shares. In general, the options vest ratably over five years and must be exercised within ten years from date of grant. The exercise price for qualified incentive options under the 1993 Plan must be at least equal to fair market value at date of grant and at least 85% of fair market value at date of grant for non qualified options. The 1993 Plan expires in 2003.
   The Company also established the Stock Option Plan for Nonemployee Directors (the Directors Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. This plan was amended during 1995 and provided current outside directors with 6,000 shares each in 1995 and 3,000 shares each annually thereafter. Such options vest upon continued service until the next annual meeting of the Company. The total shares reserved under the Directors Plan, as amended, is 200,000. The exercise price for options granted under the Directors Plan is equal to fair market value at date of grant.


                                          No. of Shares   Option Price per Share
--------------------------------------------------------------------------------
   Outstanding, January 1, 1994                 ---
--------------------------------------------------------------------------------
     Granted                                  9,200           $18.90 to $23.07
--------------------------------------------------------------------------------
   Outstanding, December 31, 1994             9,200           $18.90 to $23.07
--------------------------------------------------------------------------------
     Granted                                196,500           $20.75 to $23.88
--------------------------------------------------------------------------------
     Forfeited                              (13,200)               $23.00
--------------------------------------------------------------------------------
     Exercised                                 (300)               $23.00
--------------------------------------------------------------------------------
   Outstanding, December 31, 1995           192,200           $18.90 to $23.88
--------------------------------------------------------------------------------
   Exercisable, December 31, 1995            15,100           $18.90 to $23.88
--------------------------------------------------------------------------------

   During 1995, the Company established the 1995 Long-Term Incentive Compensation Plan (the 1995 Plan). In addition to options authorized under the 1993 Plan, the 1995 Plan provides for stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and dividend equivalent rights. The 1995 Plan requires mandatory acceleration in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of the Company, except where such awards are assumed or replaced in the transaction. The 1995 Plan permits the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by recent tax legislation. The 1995 Plan allows for grants to consultants and agents, as well as officers and key employees of the Company. Subsequent to year end, the Company granted 40,160 options at fair market value which ranged from $26.88 to $27.00 and vest ratably over three years. Additionally, performance awards for additional 12,994 shares were granted contingent upon meeting certain performance objectives over the next three years. The options granted under the 1995 Plan include dividend equivalent rights under which the dividends of a granted option accrue to the grantee from the date of grant to the exercise date.

   In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement provides that the measure of compensation cost be based on the value of the award and be recognized over the service period. Companies may elect to adopt the stock-based compensation accounting recognition method under the new standard or continue accounting for it under current guidance, Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will adopt this standard on January 1, 1996. The Company is currently evaluating which measurement criteria it will use to account for such compensation.

NOTE K - SHAREHOLDER RIGHTS PLAN
   In March 1994, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $65, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock. If a person or group acquires more than 10% of the then outstanding shares of common stock, each Right will entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring Company's common shares having a market value of twice the Right's exercise price. The Company will be entitled to redeem the Rights at $.0001 per Right at any time prior to the earlier of the expiration of the Rights in March 2004 or the time that a person has acquired a 10% position. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the Company's earnings.

NOTE L - ADVISORY AND MANAGEMENT AGREEMENTS
   Prior to the Merger, the Management Company advised the Company with respect to its investments, managed the day-to-day operations of the Company, and provided property management services. The agreements provided for an annual advisory fee, incentive advisory fees, reimbursement for certain costs and expenses, and property management fees. The property management fee is equal to approximately 6% of property revenues. These agreements were eliminated through the Merger of the Company and the Management Company on March 24, 1995. Property management fees for the years ended December 31, 1994 and 1995 were $3,987,000 (representing ten months of operations) and $1,261,000 (representing three months of operations), respectively. In addition, the Company paid $59,000 each year during 1994 and 1995 under an advisory agreement.
   In connection with the management of storage centers, the Predecessor paid to the Management Company a property management fee of 6% of rental revenues. Incentive management fees were paid by two of the partnerships included in the Predecessor. These incentive fees were based on the amount of distributions to partners at 8% and 25% depending on the cumulative amount of distributions to limited partners. No comparable fee is paid by the Company.

NOTE M - SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                           Company
                                                  Predecessor                              -------
                                                  -----------                        Three months ended
                                                   Jan. 1 to       ----------------------------------------------------
                                                    Mar. 1         March 31,      June 30,       Sept. 30,     Dec. 31,
(in thousands, except per share data)                 1994            1994           1994           1994          1994
-----------------------------------------------------------------------------------------------------------------------
     Revenues                                      $  12,368      $   6,164      $  19,131      $  20,515      $ 21,111
-----------------------------------------------------------------------------------------------------------------------
     Income from operations                            3,882          2,852          7,702          8,584         8,223
-----------------------------------------------------------------------------------------------------------------------
     Net income before
       extraordinary item                             34,286          2,230          5,563          6,004         5,204
-----------------------------------------------------------------------------------------------------------------------
     Extraordinary item - loss on
       retirement of debt (Note H)                                                  (1,180)
-----------------------------------------------------------------------------------------------------------------------
     Net income                                    $  34,286      $   2,230      $   4,383      $   6,004      $  5,204
-----------------------------------------------------------------------------------------------------------------------
     Net income before extraordinary item per
       common and common equivalent share          $     ---      $    0.13      $    0.33      $    0.35      $   0.31
-----------------------------------------------------------------------------------------------------------------------

   Company operating information for the quarter ended March 31, 1994 reflects only one month of operating results. Predecessor information includes the gain on consolidation and related expenses and results in a net income per unit of limited partnership interest of $63.97.



                                                                                      Three months ended
                                                                        -----------------------------------------------------
                                                                        March 31,      June 30,       Sept. 30,      Dec. 31,
     (in thousands, except per share data)                                1995           1995           1995           1995
-----------------------------------------------------------------------------------------------------------------------------
            Revenues                                                   $  21,368      $  24,107      $  26,088      $  25,208
-----------------------------------------------------------------------------------------------------------------------------
            Income from operations                                         8,551         10,329         11,483         10,372
-----------------------------------------------------------------------------------------------------------------------------
            Net income                                                     5,354          6,638          9,221          8,359
-----------------------------------------------------------------------------------------------------------------------------
            Net income per common and common equivalent share          $    0.31      $    0.35      $    0.40      $    0.35
-----------------------------------------------------------------------------------------------------------------------------

NOTE N - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              Predecessor                     Company
                                                                        ---------------------------      -------------------
                                                                        Year ended   Period from
                                                                         Dec. 31,   Jan. 1, 1994 to      Year Ended Dec. 31,
     (in thousands)                                                       1993      Mar. 1, 1994        1994           1995
-----------------------------------------------------------------------------------------------------------------------------
            Cash paid during the period for interest                    $  2,288    $     487         $  8,829      $  13,372
-----------------------------------------------------------------------------------------------------------------------------
            Liabilities incurred in connection
-----------------------------------------------------------------------------------------------------------------------------
              with the construction of
-----------------------------------------------------------------------------------------------------------------------------
              storage centers                                           $    206    $     ---         $    ---      $   4,457
-----------------------------------------------------------------------------------------------------------------------------

NOTE O -- PREDECESSOR
   The combined financial statements of the Predecessor include the accounts of the partnerships listed below for the year ended December 31, 1993, and the period from January 1 to March 1, 1994, except for Shurgard Income Properties II, III, and IV, each of which are as of their fiscal year ended September 30, 1993.

   Shurgard Mini-Storage Limited Partnership I
   Shurgard Income Properties II
   Shurgard Income Properties III, a Real Estate Limited Partnership Shurgard Income Properties VI, a Real Estate Limited Partnership Shurgard Income Properties Five, a Real Estate Limited Partnership Shurgard Income Properties Six, a Real Estate Limited Partnership Shurgard Income Properties Seven, a Real Estate Limited Partnership Shurgard Income Properties Eight, a Real Estate Limited Partnership Shurgard Income Properties Nine, a Real Estate Limited Partnership Shurgard Income Properties Ten, a Real Estate Limited Partnership Shurgard Income Properties Eleven, a Real Estate Limited Partnership Shurgard Income Properties Twelve, a Real Estate Limited Partnership Shurgard Income Properties -- Fund 14 Limited Partnership
   Shurgard Growth Capital -- Fund 15 Limited Partnership
   Shurgard Income Properties -- Fund 16 Limited Partnership
   Shurgard Growth Capital -- Fund 17 Limited Partnership
   Shurgard Income Properties -- Fund 18 Limited Partnership

Board of Directors
Shurgard Storage Centers, Inc.
Seattle, Washington


   We have audited the accompanying consolidated balance sheets of Shurgard Storage Centers, Inc., and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1995 and 1994. We have also audited the combined statements of income, cash flows and partners' equity (deficit) of the 17 limited partnerships (the Predecessor) described in Note A, for the period from January 1, 1994 to March 1, 1994 and for the year ended December 31, 1993. These financial statements are the responsibility of the Company's and Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements of the Company and the combined financial statements of the Predecessor present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, the results of the Predecessor's operations and its cash flows for the period from January 1, 1994 to March 1, 1994 and for the year ended December 31, 1993 in conformity with generally accepted accounting principles.






Deloitte & Touche LLP

Seattle, Washington
February 2, 1996

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company and Section 16 reporting is set forth in the Company's proxy statement for the annual meeting of shareholders to be held May 14, 1996, and is incorporated herein by reference.

The executive officers of the Company are as follows:


                                        POSITIONS AND OFFICES
     NAME                    AGE          WITH THE COMPANY
----------------             ---  ------------------------------------------
Charles K. Barbo             54   Chairman of the Board, President and Chief
                                    Executive Officer
Harrell Beck                 39   Director, Senior Vice President, Chief
                                    Financial Officer and Treasurer
David K. Grant               42   Executive Vice President
Michael Rowe                 39   Executive Vice President
Kristin H. Stred             37   Senior Vice President, Secretary and General
                                    Counsel


    For Mr. Barbo's and Mr. Beck's biographies, see the Company's proxy statement for the annual meeting of shareholders to be held on May 14, 1996.

    DAVID K. GRANT has served as the Company's Executive Vice President and Director of Real Estate Investment since July 1993. Mr. Grant joined the Management Company in November 1985 as Director of Real Estate Investment and continued to serve in that capacity until the Merger. He also served as an Executive Vice President of the Management Company. Mr. Grant was previously a manager with Touche Ross & Co., where he was employed for approximately 10 years providing financial consulting, accounting and auditing services primarily to clients in the real estate, construction and engineering industries. Mr. Grant has a Bachelor of Arts degree in Business Administration and a Bachelor of Science degree in Accounting, both from Washington State University. In February 1996, Mr. Grant was transferred to Brussels, Belgium. He became Managing Director Benelux SCS effective January 1, 1996.

    MICHAEL ROWE has served as the Company's Executive Vice President and Director of Storage Operations since July 1993. Effective January 1, 1996, Mr. Rowe became the Company's Chief Operating Officer. Prior to the Merger, he served as Executive Vice President and Director of Storage Operations of the Management Company. Prior to his employment with the Management Company, he was employed with Touche Ross & Co., where he participated in independent audits of major real estate syndication, development and management companies in the Pacific Northwest. He became Controller of the Management Company in 1982 and Vice President and Treasurer in 1983. In 1987, Mr. Rowe was named Director of Storage Operations of the Management Company. Mr. Rowe has a Bachelor of Arts degree in Business Administration from Washington State University.

    KRISTIN H. STRED has served as the Company's Secretary and General Counsel since July 1993. She was named Senior Vice President of the Company upon the closing of the Merger. Ms. Stred joined the Management Company in July 1992 and until the Merger served as Secretary and General Counsel. She was previously an attorney with The Boeing Company from October 1991 to July 1992 and Assistant General Counsel with King Broadcasting Company from July 1987 to September 1991. Ms. Stred has a Bachelor of Arts degree with honors in general studies from Harvard University and a J.D. from Harvard Law School. She is a member of the Washington State Bar Association, is a former president of Washington Women Lawyers and a former member of the Executive Committee of the Corporate Law Department Section of the Washington State Bar Association.

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth in the Company's proxy statement for the annual meeting of shareholders to be held May 14, 1996, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth in the Company's proxy statement for the annual meeting of shareholders to be held May 14, 1996, and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth in the Company's proxy statement for the annual meeting of shareholders to be held May 14, 1996, and is incorporated herein by reference.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements


                                                                Page No.
                                                                --------
Consolidated Balance Sheet at December 31, 1995 and 1994.          29
For the years ended December 31, 1995 and 1994 (Company),
  the period from January 1, 1994 to March 1, 1994
  (Predecessor), and the year ended December 31,
  1993(Predecessor):
     Consolidated Statements of Net Income                         30
     Consolidated Statements of Partners' and Shareholders'
       Equity                                                      31
     Consolidated Statements of Cash Flows                         32
     Notes to Consolidated Financial Statements                   33-39
Independent Auditors' Report                                       40


2.  Financial Statement Schedules

    All schedules have been omitted because either they are not applicable or the required information is shown in the financial statements.

3.  Exhibits

    3.1   Amended and Restated Certificate of Incorporation of the
          Registrant (1)
    3.2   Restated By-Laws of the Registrant
    4.1 Rights Agreement between the Registrant and Gemisys Corporation dated as of March 17, 1994 (2)
   10.1 Loan Agreement among Shurgard Storage Centers, Inc., Seattle-First National Bank, Key Bank of Washington and West One Bank dated
          August 19, 1994(4)
   10.2 Amended and Restated Loan Agreement between Nomura Asset Capital Corp., as Lender, and SSC Property Holdings, Inc., as Borrower, dated as of June 8, 1994(4)
   10.3 Amended and Restated Collection Account and Servicing Agreement among SSC Property Holdings, Inc., Pacific Mutual Life Insurance Company, LaSalle National Bank and Nomura Asset Capital Corp. dated as of
          June 8, 1994(4)
   10.4 Revolving Loan Agreement among Shurgard Storage Centers, Inc., SSC Acquisitions, Inc. and Nomura Asset Capital Corp. dated as of December 23, 1994(4)
   10.5   Agreement and Plan of Merger dated as of December 19, 1994(4)
  *10.6   Amended and Restated 1993 Stock Option Plan(3)
  *10.7   Amended and Restated Stock Incentive Plan for Nonemployee Directors
  *10.8   1995 Long-Term Incentive Compensation Plan (5)
   11.1   Statement regarding computation of per share net income
   21.1   Subsidiaries of the Registrant
   23.1   Consent of Deloitte & Touche LLP
   27.1   Financial Data Schedule

-----------
 (1) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-4, Amendment No. 8 (Post-Effective Amendment No. 4), filed with the Securities and Exchange Commission on February 2, 1994.
 (2) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 17, 1994.
 (3) Incorporated by reference to exhibit no. 10.7 filed with the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.
 (4) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-4, Amendment No. 2, filed with the Securities and Exchange Commission on February 8, 1995.
 (5) Incorporated by reference to appendix B filed as part of the Registrant's definitive Proxy Statement dated June 8, 1995.
 *        Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

    No report on Form 8-K was filed by the Company during the quarter ended December 31, 1995.

                                      SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 19th day of March, 1996.

                            SHURGARD STORAGE CENTERS, INC.

                            By:  /s/ HARRELL BECK
                               ---------------------------
                               Harrell Beck
                               Senior Vice President, Treasurer,
                               Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 19th day of March, 1996.

         Signature                                    Title
--------------------------------       --------------------------------

/s/ CHARLES K. BARBO
--------------------------------       Chairman of the Board, President and
      Charles K. Barbo                   Chief Executive Officer (Principal
                                         Executive Officer)

/s/ HARRELL BECK
--------------------------------       Senior Vice President, Treasurer,
      Harrell Beck                       Chief Financial Officer and Director
                                         (Principal Financial and Accounting
                                         Officer)

/s/ DAN KOURKOUMELIS
--------------------------------       Director
      Dan Kourkoumelis

/s/ DONALD W. LUSK
--------------------------------       Director
      Donald W. Lusk

/s/ W.J. SMITH
--------------------------------       Director
      W.J. (Jim) Smith