Form 10-Q
period 1996-03-31
SHURGARD STORAGE CENTERS INC
filed 1996-05-02
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to


For Quarter Ended  March 31, 1996       Commission file number  0-23466

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Shares outstanding at May 1, 1996:
     Class A Common Stock, $.001 par value, 23,046,517 shares outstanding Class B Common Stock, $.001 par value, 154,604 shares outstanding

/page

Shurgard Storage Centers, Inc.
Part I, Item 1:  Consolidated Balance Sheets (unaudited)
(Amounts in thousands except share data)
                                               March 31,    December 31,
                                                  1996         1995
                                               ---------    ----------
Assets:
 Storage centers:
  Land                                         $ 107,060    $ 105,224
  Buildings and equipment, net                   409,333      404,329
  Construction in progress                        21,339       20,942
                                               ---------    ---------
                                                 537,732      530,495
 Other real estate investments                    22,169       21,407
 Cash and cash equivalents                         5,960        5,683
 Restricted cash                                   5,915        5,551
 Other assets                                     46,152       47,258
                                               ---------    ---------
       Total assets                            $ 617,928    $ 610,394
                                               =========    =========

Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities        $  16,224    $  19,101
 Dividends payable                                             10,669
 Lines of credit                                  25,013       10,905
 Notes payable                                   132,247      131,935
                                               ---------    ----------
       Total liabilities                         173,484      172,610
                                               ---------    ----------

 Minority interest in other
  real estate investments                          2,617        3,288

 Shareholders' equity:
  Class A common stock, $0.001 par value;
   120,000,000 authorized; 23,046,517 and
   23,039,317 shares issued and outstanding      452,870      452,852

  Class B common stock, $0.001 par value;
   500,000 shares authorized, 154,604 issued
   and outstanding; net of loans to shareholders
   of $4,002                                      (1,086)      (1,086)

  Cumulative dividends in excess
     of cumulative earnings                       (9,957)     (17,270)
                                               ---------    ---------
       Total shareholders' equity                441,827      434,496
                                               ---------    ---------
  Total liabilities and shareholders' equity   $ 617,928    $ 610,394
                                               =========    =========
/page

Shurgard Storage Centers, Inc.
Part I, Item 1: Consolidated Statements of Net Income (unaudited) (Amounts in thousands except per share data)

                                              For the three months
                                                ended March 31,
                                             -----------------------
                                                1996        1995
                                             ----------  ----------
     Rental revenue                          $  23,531   $  20,972
     Revenue from other
       real estate investments                     434         339
     Property management revenue                   854          57
                                             ---------   ---------
          Total revenue                         24,819      21,368
                                             ---------   ----------

     Operating expense                           6,926       5,135
     Management fees                                         1,320
     Depreciation and amortization               5,085       3,767
     Real estate taxes                           2,081       1,808
     General and administrative                  1,082         787
                                             ---------   ----------
          Total expenses                        15,174      12,817
                                             ---------   ---------

     Income from operations                      9,645       8,551
                                             ---------   ---------

     Interest and other income                      95         234
     Interest expense                           (2,427)     (3,431)
                                             ---------   ----------
          Total other income (expense)          (2,332)     (3,197)
                                             ---------   ----------

     Net income                              $   7,313   $   5,354
                                             =========   =========

     Net income per share                    $    0.32   $    0.31
                                             =========   =========
/page

Shurgard Storage Centers, Inc.
Part I, Item 1: Consolidated Statements of Cash Flows (unaudited) (Amounts in thousands)
                                                 Three months Three months
                                                    ended        ended
                                                  March 31,    March 31,
                                                     1996         1995
                                                  ----------- -----------
Operating activities:
  Net income                                      $    7,313  $    5,354
  Adjustments to reconcile earnings to net cash
  provided by operating activities:
     Depreciation and amortization                     5,085       3,767
     Minority interest in earnings of joint ventures      90
     Changes in other accounts:
       Restricted cash                                  (364)         77
       Other assets                                      310       1,947
       Accounts payable and other liabilities         (1,452)     (1,985)
                                                  ----------- -----------
       Net cash provided by operating activities      10,982       9,160
                                                  ----------- -----------

Investing activities:
  Construction, acquisition and improvement of
     storage centers                                 (12,647)     (5,820)
  Purchase of other real estate investments           (1,558)     (3,971)
  Purchase of non-competition agreements                (304)       (200)
  Investment in property management company                         (233)
  Distributions in excess of earnings from
     investment in joint partnerships                     82         120
                                                  ----------- -----------
       Net cash used in investing activities         (14,427)    (10,104)
                                                  ----------- -----------

Financing activities:
  Proceeds from notes payable                            313
  Proceeds from line of credit                        14,108       7,000
  Payment of financing costs                                        (427)
  Repayment of assumed line of credit                             (4,337)
  Principal payments on notes payable                     (1)        (20)
  Proceeds from exercise of stock options                 18
  Dividends paid                                     (10,669)     (7,603)
  Distributions to minority partners                     (47)
                                                  ----------- -----------
       Net cash provided by (used in)
         financing activities                          3,722      (5,387)
                                                  ----------- -----------

Increase (decrease) in cash and cash equivalents         277      (6,331)
Cash and cash equivalents at beginning of year         5,683      13,162
                                                  ----------- -----------
Cash and cash equivalents at end of period        $    5,960  $    6,831
                                                  =========== ===========

Supplemental schedule of cash flow information:
  Cash paid during the period for interest        $    3,186  $    3,418
                                                  =========== ===========
/page

Shurgard Storage Centers, Inc.
Part I, Item 1:  Notes to Consolidated Financial Statements
Three Months Ended March 31, 1996
(unaudited)

Note A _ Basis of Presentation
  The consolidated financial statements include the accounts of the Company and its subsidiaries, including both U.S. and Belgian subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

  The consolidated financial statements included in this report are unaudited. In the opinion of the Company, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consisted only of normal recurring items. The interim financial statements should be read in conjunction with the Company's 1995 Annual Report. Interim results are not necessarily indicative of results for a full year.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Weighted average shares outstanding for the three months ended March 31, 1996 and 1995 were 23,196,858 and 17,082,409, respectively.

Note B _ Lines of Credit
  During the first quarter of 1996, the Company borrowed an additional $
  12.7 million on its domestic lines of credit. Proceeds were used to fund the construction of storage centers and the purchase of several parcels of undeveloped land on which the Company intends to build storage centers. Additionally, during the quarter, the Company obtained an additional $x million of available credit under its European lines and borrowed approximately $1.4 million.

Note C _ Accounting for Stock Options
  In October 1995, the Financial Accounting Standards Board issued Statement No. 123, " Accounting for Stock-Based Compensation." This statement provides that the measure of compensation cost be based on the value of the award and be recognized over the service period. Companies may elect to adopt the stock-based compensation accounting recognition method under the new standard or continue accounting for it under current guidance, Accounting Principles Board Opinion No. 25 (APB No.
  25), "Accounting for Stock Issued to Employees." The Company adopted the new standard on January 1, 1996 and has elected to continue accounting for stock-based compensation under APB No. 25.

/page

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below. Forward-looking statements are based on estimates as of the date hereof; estimates are likely to change over time as additional information becomes known. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date hereof.

INTERNAL GROWTH

     In the first quarter of 1996, management continued its focus on internal growth, i.e., increasing net operating income from its existing real estate assets through revenue optimization and cost containment. The following table summarizes the operating performance of the storage centers operated for the entire period from January 1, 1995 to March 31, 1996:

Dollars in thousands except             Quarter Ended March 31,
average rent                      ------------------------------------
                                      1996          1995      % Change
                                  ------------  ------------  --------
Rental revenue                         $21,181       $20,520      3.2%
Property operating expenses (1)          6,630         6,465      2.6%
                                        ------        ------
Net operating income                   $14,551       $14,055      3.5%
                                       =======       =======
Avg. annual rent per sq. ft. (2)     $8.87         $8.61          3.0%
Avg. sq. ft. occupancy                87%           87%
Total net rentable sq. ft.         10,200,000    10,200,000
# of properties (3)                   157           157

 (1) Includes all direct property expenses. Does not include property management fees previously charged by Shurgard Incorporated, the management company that was acquired in March 1995, nor does it include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2)Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)Includes 100% of the operating results of four properties in which the Company owns a 30% interest (operating results for these properties are not consolidated in the Company's financial statement), as well as one property in which the Company owns a 90% interest (operating results for this property are consolidated in the Company's financial statements).

     Net operating income for these centers has risen over the same quarter last year due to increases in revenue, which are a function of changes in rental rates and occupancy. First quarter revenue gains from 1995 to 1996 were driven entirely by rent increases. Revenue increases were partially offset by higher operating expenses. Real estate taxes rose 4.7% or $84,000 due to both assessment and tax rate increases at various properties throughout the portfolio. The Company regularly reviews assessed values and appeals them when ever it is believed to be cost effective. Additionally, repair and maintenance expenses increased 9% primarily due to snow removal costs incurred during the severe winter in the East.

   The following table is a geographical summary of the changes in average revenues, rates and occupancies from the first quarter of 1995 to the first quarter of 1996 for the storage centers held by the Company throughout both quarters:

                                           % Change in        % Change in
                       % Change in        Rate per Sq.          Sq. Ft.
                        Revenues               Ft.             Occupancy
                        '95 to `96          '95 to `96         '95 to `96
                     ---------------     --------------      -------------
Arizona                    0.8%               4.7%               (5.8%)
California                 3.2                 3.9               (0.8)
Colorado                   0.1                 7.8               (7.0)
Florida                    4.1                 2.8                0.6
Illinois                   4.0                 5.3               (0.5)
Michigan                   8.5                 8.7                0.8
New York                   0.9                 0.9               (1.3)
Oregon                     2.3                 3.7               (0.2)
Texas                     (5.3)                1.9               (3.1)
Virginia                   7.8                 3.0                5.3
Washington                 6.2                (0.3)               4.8
Other                      5.7                 3.5                 1.5
                         ------              ------              ------
Total                      3.2%               3.0%                0.4%

    The Company maintains a diversified portfolio that it believes offers protection against the individual market fluctuations that result in geographical performance differences. In general, rental rate increases have driven the increase in revenues. In some markets, especially Arizona and Colorado, occupancy declines offset rate increases resulting in only slight revenue gains. The San Antonio, TX market has declined as new competition has affected occupancy levels. The Houston, TX market has declined due to a fire in 1995; revenue replacement insurance coverage has expired and new market competition has slowed the rent up of the reconstructed space.

ACQUISITIONS

     During 1995, the Company purchased 15 storage centers. Two centers were purchased in late March 1995, the rest of these centers were purchased after the end of the first quarter. The following table summarizes the operating performance of these properties during the first quarter of 1996:

 Dollars in thousands except
 average rent                          Quarter Ended
                                    March 31, 1996 (1)
                                     -----------------
 Rental revenue                                   $2,296
 Property operating expenses (2)                     668
                                                  ------
 Net operating income                             $1,628
                                                  ======
 Avg. annual rent per sq. ft. (3)         $10.54
 Avg. sq. ft. occupancy                     86%
 Total net rentable sq. ft.               960,000
 # of properties                            15

(1) Includes the operating results of the three properties owned by Shurgard Institutional Partners in which the Company owns a 59.5% interest.
(2) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(3) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.

DOMESTIC DEVELOPMENT

     At the end of March 1996, the Company opened one new storage center and the Company anticipates opening five to seven more during the second quarter of the year. Although not all construction is completed, current projected cost on this newly opened facility is within 5% of its original projected cost. Six new storage centers that the Company opened in 1995 are renting up ahead of plan. Four of these projects have not yet reached break-even for the quarter and thus reduced the Company's net operating income by $67,000. Although these projects were funded primarily from stock offering proceeds and thus had no impact on interest expense, they did impact the Company's FFO per share due to the dilutive effect of the additional shares issued. For further discussion regarding the potential impact of development, refer to the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The following table summarizes domestic development and expansion activity as of March 31, 1996:

                                                        Estimated
                                                     Completed Cost
                                    # of Projects       of Projects
                                    -------------   -----------------
Opened in 1995                            6               $17 million
Opened quarter ended March 31, 1996       1                $4 million
Construction in progress                  9               $35 million
Land purchased pending construction       3               $10 million
Expansion of existing properties          4                $3 million

     Subsequent to the end of the quarter, the Company closed on two additional parcels of land on which it intends to develop storage centers.

PROPERTY MANAGEMENT OPERATIONS

     In connection with the merger of the Company and Shurgard Incorportated (the Management Company) in March 1995, the Company internalized the management of its own properties as well as acquired certain management contracts and relationships under which it provides property management services to outside parties. Prior to the merger, the Company paid a property management fee equal to 6% of revenues to the Management Company. The Company now incurs the actual costs of property management and receives property management fees from affiliated partnerships and outside parties. The first quarter 1995 included property management fees of $1.26 million and one week of property management operations providing $57,000 of revenues. The first quarter of 1996 reflects the actual property management costs incurred, $1.35 million in operating expenses and $400,000 in administrative expenses, as well as $854,000 in revenues from the management of properties owned by third parties.

Other Operations

     Income from other real estate investments for the first quarter of 1996 has increased $95,000 over the same quarter in 1995. Earnings related to the Company's investment in partnership units made at the end of 1995 and the beginning of 1996 totaled $71,000. These investments increased the Company's interest in two affiliated partnerships for which the Company manages storage centers.

     Interest expense decreased $1 million due to a drop in the outstanding balance on the lines of credit from $49 million at March 31, 1995 to $25 million at March 31, 1996. Additionally, during the quarter, the Company capitalized $759 in interest related to the construction of storage centers while no interest was capitalized in the first quarter of 1995.


FUNDS FROM OPERATIONS

    Funds from operations (FFO) is used by many financial analysts in evaluating REIT's financial performance. However, FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles, GAAP) as an indication of the Company's financial performance or cash from operating activities (determined in accordance with GAAP) or as a measure of liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company had historically defined FFO as net income before extraordinary items, plus depreciation and amortization, plus or minus certain non-recurring revenue and expenses. The Company has modified its definition of FFO in accordance with the recommendations of NAREIT (the REIT industry association) to exclude amortization of financing costs. Accordingly, management now calculates FFO as net income before extraordinary items, plus depreciation and amortization relating to real estate activities, plus or minus certain non-recurring revenue and expenses. The following table reconciles its previous definition to the new NAREIT definition (in thousands):

                                     Quarter ended March 31,
                                  ------------------------------
                                     1996               1995
                                 ------------       ------------
Net income before extraordinary      $   7,313         $    5,354
item
Depreciation/amortization                5,163              3,794
(including JV)                    ------------      -------------
FFO as previously defined               12,476              9,148
Less deferred financing costs              280                280
                                  ------------      -------------
FFO as currently defined            $   12,196         $    8,868
                                  ============        ===========

     Using the NAREIT definition, FFO for 1996 rose $3.3 million over the 1995 FFO. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties acquired and constructed during the year.

Liquidity and Capital Resources

During the quarter, the Company invested $11.2 million in storage centers and paid an additional $1.4 million on construction retainage balances. The investments of $11.2 million included approximately $10.8 million in development projects and $400,000 in capital improvements to its existing portfolio. The $1.6 million increase in other real estate investments consists primarily of $1.2 million invested in Shurgard Institutional Fund LP, an affiliated partnership, and $300,000 invested in joint ventures.

The Company borrowed $14.4 million during the quarter under its lines of credit to finance development activity described above as well as general operating needs. At March 31, 1996, the Company's debt to total assets was 26% and its debt to total market capitalization was 21%.

The Company anticipates that cash flow from operating activities, available lines of credit and the proceeds from its equity offering will continue to provide adequate capital for planned expansion, principal payments and dividend payments in accordance with REIT requirements. Cash provided by operating activities for the three months of operations ended March 31, 1996 was $11 million. Capital available from lines of credit at March 31, 1996 was $79 million. On May 1, 1996, the Company declared a dividend of $0.47 per share to be paid on May 24, 1996. This dividend is approximately 89% of first quarter FFO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  May 1, 1996    By: /s/ Harrell Beck
                          Harrell Beck
                                                            Chief Financial
                              Officer and Authorized Signatory