Form 10-Q/A
period 1996-03-31
SHURGARD STORAGE CENTERS INC
filed 1996-05-02
CIK 906933

FORM 10-Q/A #1
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

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

Note B _ Lines of Credit
  During the first quarter of 1996, the Company borrowed an additional $
  12.7 million on its domestic lines of credit. Proceeds were used to fund the construction of storage centers and the purchase of several parcels of undeveloped land on which the Company intends to build storage centers. Additionally, during the quarter, the Company obtained an additional $10.9 million of available credit under its European lines and borrowed approximately $1.4 million.

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

     Interest expense decreased $1 million due to a drop in the outstanding balance on the lines of credit from $49 million at March 31, 1995 to $25 million at March 31, 1996. Additionally, during the quarter, the Company capitalized $759,000 in interest related to the construction of storage centers while no interest was capitalized in the first quarter of 1995.


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

The Company anticipates that cash flow from operating activities, available lines of credit and the proceeds from its equity offering will continue to provide adequate capital for planned expansion, principal payments and dividend payments in accordance with REIT requirements. Cash provided by operating activities for the three months of operations ended March 31, 1996 was $11 million. Capital available from lines of credit at March 31, 1996 was $89 million. On May 1, 1996, the Company declared a dividend of $0.47 per share to be paid on May 24, 1996. This dividend is approximately 89% of first quarter FFO.

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