Form 10-Q
period 1996-06-30
SHURGARD STORAGE CENTERS INC
filed 1996-08-14
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996

                               OR

[  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


For  Quarter  Ended  June 30, 1996  Commission  file  number   0-23466

                          SHURGARD STORAGE CENTERS, INC.
     (Exact name of registrant as specified in its charter)

               DELAWARE                           91-1603837
   (State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

   1201 3RD AVENUE, SUITE 2200, SEATTLE, WASHINGTON                   98101
     (Address of principal executive offices)                      (Zip Code)


(Registrant's  telephone number, including area code)    206-624-8100


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Shares outstanding at May 1, 1996:
     Class A Common Stock, $.001 par value, 23,046,817 shares outstanding
     Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                           June 30,   December 31,
                                             1996         1995
Assets:                                  ----------   ----------
 Storage centers:
  Land                                    $ 110,627    $ 105,224
  Buildings and equipment, net              415,090      404,329
  Construction in progress                   23,941       20,942
                                          ---------    ---------
                                            549,658      530,495
 Other real estate investments               25,127       21,407
 Cash and cash equivalents                    3,748        5,683
 Restricted cash                              6,016        5,551
 Other assets, net                           47,013       47,258
                                          ---------    ---------
       Total assets                       $ 631,562    $ 610,394
                                          =========    =========
Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities   $  18,991    $  19,101
 Dividends payable                                        10,669
 Lines of credit                             38,890       10,905
 Notes payable                              132,250      131,935
                                          ---------    ---------
       Total liabilities                    190,131      172,610
                                          ---------    ---------
 Minority interest in other
   real estate investments                    2,561        3,288

 Shareholders' equity:
  Class A common stock, $0.001 par value;
   120,000,000 authorized; 23,046,817 and
   23,039,317 shares issued and outstanding 453,017      452,852

  Class B common stock, $0.001 par value;
   500,000 shares authorized, 154,604 issued
   and outstanding; net of loans to shareholders
   of $4,002                                 (1,086)      (1,086)

  Cumulative dividends in excess
     of cumulative earnings                 (13,061)     (17,270)
                                           --------     --------
       Total shareholders' equity           438,870      434,496
                                           --------     --------
  Total liabilities and
    shareholders' equity                $   631,562   $  610,394
                                          =========    =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                              For the three  For the three
                               months ended  months ended
                              June 30, 1996  June 30, 1995
                              -------------  -------------
     Rental revenue             $  24,982    $  22,771
     Revenue from other
       real estate investments        461          362
     Property management revenue      880          974
                                ---------    ---------
          Total revenue            26,323       24,107
                                ---------    ---------

     Operating expense              7,266        6,180
     Depreciation and amortization  5,314        4,264
     Real estate taxes              2,109        1,885
     General and administrative     1,162        1,449
                                ---------    ---------
          Total expenses           15,851       13,778
                                ---------    ---------
     Income from operations        10,472       10,329

     Interest and other income        150          161
     Interest expense              (2,821)      (3,852)
                                 --------     ---------
     Total other income (expense)  (2,671)      (3,691)
                                 --------     --------
     Net income                 $   7,801    $   6,638
                                 ========     ========
     Net income per share       $    0.34    $    0.35
                                 ========     ========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                               For the six    For the six
                               months ended   months ended
                              June 30, 1996  June 30, 1995
                              -------------  -------------
     Rental revenue             $  48,513    $  43,743
     Revenue from other
       real estate investments        895          701
     Property management revenue    1,734        1,031
                                ---------     --------
          Total revenue            51,142       45,475
                                ---------     --------

     Operating expense             14,192       11,315
     Management fees                             1,320
     Depreciation and amortization 10,399        8,031
     Real estate taxes              4,190        3,693
     General and administrative     2,244        2,236
                                 --------     --------
          Total expenses           31,025       26,595
                                 --------     --------
     Income from operations        20,117       18,880

     Interest and other income        245          395
     Interest expense              (5,248)      (7,283)
                                 --------     --------
     Total other income (expense)  (5,003)      (6,888)
                                 --------     --------
     Net income                 $  15,114    $  11,992
                                 ========     ========
     Net income per share       $    0.65    $    0.66
                                 ========     ========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)

                                    Six months   Six months
                                       ended       ended
                                      June 30,    June 30,
                                        1996        1995
Operating activities:                ---------   ----------
  Net income                          $15,114     $11,992
  Adjustments to reconcile earnings
    to net cash provided by operating
    activities:
     Depreciation and amortization     10,399       8,031
     Minority interest in earnings
       of joint ventures                   39          66
     Changes in other accounts:
       Restricted cash                   (465)       (193)
       Other assets                      (751)      2,216
       Accounts payable and other
         liabilities                   (1,266)     (1,510)
       Net cash provided by          --------     -------
         operating activities          23,070      20,602
                                     --------     -------
Investing activities:
  Construction, acquisition and
    improvement of storage centers    (27,106)    (18,503)
  Purchase of other real estate
    investments                        (4,508)    (6,530)
  Purchase of non-competition
    agreements                           (304)
  Purchase of amortizable assets                    (200)
  Investment in property management
    company                                         (428)
  Investment in limited partnership              (35,308)
  Distributions in excess of earnings
    from investment in joint partnerships 116        270
       Net cash used in investing    --------   --------
          activities                  (31,802)   (60,699)
                                     --------   --------
Financing activities:
  Proceeds from stock offering                    96,944
  Proceeds from notes payable             315
  Net proceeds from (payments on)
    line of credit                     27,985    (46,337)
  Payment of financing costs                      (1,353)
  Principal payments on notes payable                (21)
  Proceeds from exercise of
    stock options                         165
  Dividends paid                      (21,574)    (15,286)
  Distributions to minority partners      (94)
       Net cash provided by financing--------    -------
         activities                     6,797     33,947
                                     --------    -------
Decrease in cash and cash equivalents  (1,935)    (6,150)
Cash and cash equivalents at
  beginning of year                     5,683     13,162
                                     --------    -------
Cash and cash equivalents at
  end of period                     $   3,748   $  7,012
                                     ========   ========
Supplemental schedule of cash flow information:
  Cash paid during the period
     for interest                  $    6,523   $  7,492
                                    =========   ========

                    Shurgard Storage Centers, Inc.
      Part I, Item 1:  Notes to Consolidated Financial Statements
                    Six Months Ended June 30, 1996
                              (unaudited)

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

  Effective January 1, 1996, the Company adopted Statement of
  Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of this standard had no impact on the Company's financial statements.

  Weighted average shares outstanding for the three months ended June 30, 1996 and 1995 were 23,201,187 and 19,140,701, respectively.
  Weighted average shares outstanding for the six months ended June 30, 1996 and 1995 were 23,199,023 and 18,117,241, respectively.

Note B _ Lines of Credit
  During 1996, the Company borrowed an additional $26.2 million on its domestic lines of credit. Proceeds were used to fund the construction of storage centers and the purchase of several parcels of undeveloped land on which the Company intends to build storage centers. Additionally, during 1996, the Company obtained an additional $10.9 million of available credit under its European lines and borrowed approximately $1.8 million. Subsequent to the end of the quarter, the Company received an extension of one of its lines of credit from August 18, 1996 to September 18, 1996 while negotiations on a new agreement are underway.

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

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in the Company's Form 10-K. Forward-looking statements are based on estimates as of the date hereof; estimates are likely to change over time as additional information becomes known. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date hereof.

INTERNAL GROWTH

      In 1996, management continued its efforts to maximize internal growth, i.e., increasing net operating income from its existing real estate assets through revenue optimization and cost containment. The following table summarizes the operating performance of the storage centers owned through-out the period from January 1, 1995 to June 30, 1996:


     Dollars in thousands          Quarter Ended         Six Months Ended
     except average rent             June 30,                 June 30,
                              -----------------------  -----------------------
                                1996     1995  Change    1996     1995  Change
                              -------  ------- ------  -------  ------- ------
     Rental revenue           $21,814  $20,906  4.3%   $42,617  $41,080  3.7%

     Property operating
     expenses (1)               6,521    6,205  5.1%    13,024   12,551  3.8%
                              -------  -------         -------  -------
     Net operating income     $15,293  $14,701  4.0%   $29,593  $28,529  3.7%
                              =======  =======         =======  =======

     Avg. annual rent per     $9.07    $8.80    3.1%    $8.98    $8.74   2.8%
       sq.ft. (2)

     Avg. sq.ft. occupancy     91%      89%              90%      89%

     Total net rentable   10,000,000 10,000,000      10,000,000  10,000,000
       sq.ft.

     # of properties (3)       154      154             154       154

_______________
(1)Includes all direct property expenses. Does not include property management fees previously charged by the Management Company nor does it include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2)Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)Includes 30% of the operating results of four properties in which the Company owns a 30% interest (operating results for these properties are not consolidated in the Company's financial statement), as well as 90% of the operating results of one property in which the Company owns a 90% interest (operating results for this property are consolidated in the Company's financial statements).

      Net operating income (NOI) for these centers has risen over the same quarter last year due to increases in revenue, which are a function of changes in rental rates and occupancy. Second quarter as well as six month revenue gains from 1995 to 1996 were driven primarily by rent increases with slight increases in occupancy over the same periods. The same store growth rate of revenue and NOI has slowed compared to the last several years as the significant increases in occupancy levels which helped drive the historical growth rates have slowed. Management believes that occupancy in the high 80's to low 90's is "full" for the self storage industry. Because occupancies have reached these levels, management believes that future growth will result primarily from rate increases. The Company's ability to increase rates may be effected by increasing competition in certain markets.

      Revenue increases were partially offset by higher operating expenses. Real estate taxes rose 5.5% or $96,000 for the quarter and 5.2% or $185,000 for the six months ended June 30, 1996. Both of these increases were due to assessment and mill rate increases at various properties throughout the portfolio. The Company regularly reviews assessed values and appeals them whenever it is believed to be cost effective. Additionally, repair and maintenance expenses increased 9% for both periods primarily due to the severe winter in the East. Remaining increases relate to personnel costs and yellow page advertising rates.

   The following table is a geographical summary of the changes in average revenues, rates and occupancies from the second quarter of 1995 to the second quarter of 1996 for the storage centers held by the Company throughout both quarters:

                                                   % Change
                         % Change     % Change       in # of
                         in Rents     in Rate       Sq. Ft.
                                      per Sq.Ft.  Occupancied
                        '95 to '96   '95 to '96   '95 to '96
                        ----------   ----------   ----------
             Arizona       (2.4)%       0.9%         (3.3%)
             California     6.9         2.7           4.0
             Colorado      (2.7)       10.3         (11.8)
             Florida        4.3         3.1           1.2
             Illinois       5.7         4.5           1.1
             Michigan       8.9        10.8          (1.7)
             New York       1.5         5.0          (3.4)
             Oregon         7.3         7.2           0.1
             Texas         (2.8)       (3.0)          0.2
             Virginia       7.2         3.4           3.7
             Washington     7.7         2.3           5.3
             Other          7.2         4.4           2.7
                           -----       -----         -----
             Total          4.6%        3.1%          1.5%
                           =====       =====         =====

     The Company maintains a diversified portfolio that it believes offers protection against the individual market fluctuations that result in geographical performance differences. In general, rental rate increases have driven the increase in revenues. In some markets, especially Arizona and Colorado, occupancy declines offset rate increases resulting in lower revenue. The decline in Arizona is due primarily to the conversion of units to climate controlled space at one facility. During the contruction phase of this project it was necessary to vacate these units, but when complete they are expected to command higher rent. The San Antonio, TX market has declined as new competition (ten in the last year) has forced rate decreases; storage development in this market continues with five new projects under construction and management expects the market will continue to be impacted by this development. The Houston, TX market has declined due to a fire in 1995; revenue replacement insurance coverage has expired and new market competition has slowed the rent up of the reconstructed space.

ACQUISITIONS

      During 1995, the Company purchased 15 storage centers. Two centers were purchased in late March 1995, twelve were purchased in May 1995 and one was purchased in late June 1995. The following table summarizes the operating performance of these properties during 1996:

    Dollars in thousands         Quarter Ended              Six Months Ended
    except average rent             June 30,                    June 30,
                             -------------------------   -----------------------
                              1996       1995   Change    1996    1995    Change
                             ------     ------  ------   ------  -------  ------
    Rental revenue            $2,345    $1,240  $1,105   $4,490   $1,240  $3,250
    Property operating
    expenses (1)                 597       296     301    1,206      296     910
                              ------     -----   -----   ------   ------  ------
    Net operating income      $1,748      $944    $804   $3,284     $944  $2,340
                              ------     -----   -----   ------   ------  ------

    Avg. annual rent per      $10.53    $10.37           $10.46   $10.37
      sq.ft. (2)

    Avg. sq.ft. occupancy       91%       85%               89%     85%

    Total net rentable        910,000   840,000          910,000  840,000
      sq.ft.

    # of properties (3)          15       14                15       14
    # of property-months (4)     45       24                90       24


(1) Includes all direct property expenses. Does not include property management fees previously charged by the Management Company nor does it include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.
(3) Includes 59.5% of the operating results of the three properties owned by Shurgard Institutional Partners in which the Company owns a 59.5% interest.
(4) Represents the sum of the number of months each property operated during the year.

The increases in revenue and operating expenses reflect the additional property-months of operating activity as well as the increasing rates and occupancy of several of the properties purchased.

DOMESTIC DEVELOPMENT

      In addition to the Washington storage center opened at the end of March 1996, the Company opened six facilities during the second quarter. The six projects opened in 1995 are renting up ahead of plan, as are the seven projects opened during 1996. The following table summarizes revenues from opening to June 30, 1996 for domestic development projects compared to the original pro forma made at the time the projects were approved:

                                                Revenue  from
                                          Opening to June 30, 1996
                                 # of     ------------------------
Developments completed in:    properties   Pro Forma     Actual
                             -----------   ---------   ----------
            1995                  6        $ 679,000   $1,095,000
            1996                  7        $  24,000   $   82,000

Five of these thirteen projects together provided $92,000 in net operating income; the remaining eight have not yet reached break-even for the quarter and thus reduced the Company's net operating income by $45,000. These projects were funded from stock offering proceeds, operating cash flow and proceeds from the Company's line of credit and they impacted the Company's FFO for the quarter ended June 30, 1996 by approximately $500,000. For further discussion regarding the potential impact of development, refer to the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The following table summarizes domestic development and expansion activity as of June 30, 1996:

                                                 Estimated
                                               Completed Cost
                                   # of              of
                                 Projects         Projects
                                ---------       -------------
New developments:
  Opened in 1995                       6           $17 million
  Opened year to date June 30, 1996    7           $24 million
  Construction in progress            11           $43 million
  Land purchased pending               1            $3 million
     construction

Expansion of existing properties:
  Opened year to date June 30, 1996    2            $2 million
  Construction in progress             2            $2 million
  Land purchased pending               1            $3 million
    construction


PROPERTY MANAGEMENT OPERATIONS

      In connection with the merger of the Company and Shurgard Incorporated (the Management Company) in March 1995, the Company internalized the management of its own properties as well as acquired certain management contracts and relationships under which it provides property management services to outside parties. Prior to the merger, the Company paid a property management fee equal to 6% of revenues to the Management Company. The Company now incurs the actual costs of property management and receives property management fees from affiliated partnerships and outside parties.

OTHER OPERATIONS

     Income for other real estate investments for the second quarter of 1996 has increased $99,000 over the same quarter in 1995 due primarily to the Company's investment in partnership units made at the end of 1995 and the beginning of 1996. These investments increased the Company's interest in two affiliated partnerships for which the Company manages storage centers. The increase for the six months ended June 30, 1996 is also primarily a result of this investment.

     Interest expense decreased $1 million due to a drop in the average outstanding balance on the lines of credit from the second quarter of 1995 to the second quarter of 1996. Additionally, during the second quarter of 1996, the Company capitalized $511,000 in interest related to the construction of storage centers while only $201,000 in interest was capitalized in the second quarter of 1995. The decline in interest expense for the six months ended June 30, 1996 reflect the same changes in debt balances. Interest capitalized for the six months ended June 30, 1996 was $1,270,000 compared to $201,000 for the same period in 1995.

      Net income per share decreased for the three and six months ended June 30, 1996 compared to the same periods in 1995 due to the development projects opened during the last year and the issuance of
4.9 million shares in late June and early July 1995. Proceeds from this stock issuance were used to repay short term loans and although interest expense declined, outstanding shares increased. The issuance of additional shares will no longer have an impact on third quarter comparisons as outstanding shares will be approximately equal. However, the Company's planned development will continue to impact net income and net income per share.

FUNDS FROM OPERATIONS

     Management believes that funds from operations (FFO) is a relevant measure of performance used in evaluating REIT's and assists industry analysts in comparing the performance between REIT's. However, FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles, GAAP) as an indication of the Company's financial performance or cash from operating activities (determined in accordance with GAAP) or as a measure of liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. The Company defines FFO, consistent with the NAREIT recommendations, as net income before extraordinary items, plus depreciation and amortization relating to real estate activities, plus or minus certain non-recurring revenue and expenses. The following table reconciles its net income before extraordinary items to the Company's definition (in thousands):

                                Quarter ended      Six months ended
                                    June 30,           June 30,
                               -----------------   ----------------
                               1996        1995     1996       1995
                               ------    -------   -------   ------
Net income before
  extraordinary item          $ 7,801    $  6,638   $15,114   $11,992

Depreciation/amortization       5,361       4,348    10,524     8,142
  (including JV)
Less deferred financing costs    (280)       (280)     (560)     (560)
                              -------    --------   -------   -------
FFO as currently defined     $ 12,882    $ 10,706   $25,078   $19,574
                              =======    ========   =======   =======

     FFO for the second quarter of 1996 rose approximately $2.2 million over the same quarter of 1995. FFO for the six months ended June 30, 1996 rose $5.5 million over the same period in 1995. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties acquired and constructed during the year.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1996, the Company invested $27.1 million in storage centers, including approximately $25.9 million in development projects and $1.2 million in capital improvements to its existing portfolio. The $4.5 million increase in other real estate investments consists primarily of $2.2 million invested in affiliated partnerships, and $2.3 million invested in joint ventures.

The Company has borrowed $28 million during 1996 under its lines of credit to finance development activity described above as well as general operating needs. At June 30, 1996, the Company's debt to total assets was 27% and its debt to total market capitalization was 23%.

The Company anticipates that cash flow from operating activities, available lines of credit, expected new lines of credit and the proceeds from future debt or equity offerings, if any, will continue to provide adequate capital for planned portfolio growth, principal payments and dividend payments in accordance with REIT requirements. Cash provided by operating activities for the six months of operations ended June 30, 1996 was $23 million. Capital available from lines of credit at June 30, 1996 was $75 million (including $9 million on the Belgian lines). One of the Company's $50 million lines of credit expires on September 18, 1996 and management is currently negotiating terms of a new agreement. On July 29, 1996, the Company declared a dividend of $0.47 per share to be paid on August 21, 1996. This dividend is approximately 84% of second quarter FFO.

PART II, Item 1:   Legal Proceedings

      On July 16, 1996, Irving and Roberta B Schuman (the Plaintiffs), unitholders of IDS/Shurgard Income Growth Partners L.P. II (IDS 2) , filed a purported class and derivative action complaint (the Complaint) on behalf of themselves and all other unitholders of IDS /Shurgard
Income Growth Partners, L.P., IDS2 and IDS/Shurgard Income Growth Partners L.P. III (together, the Partnerships) and derivatively on behalf of the Partnerships in the Superior Court of the State of Washington in and for the County of King naming the Company, Charles K. Barbo, Arthur W. Buerk, Donald B. Daniels, Kristin H. Stred, Harrell L. Beck, Michael Rowe, Mark Hall, Shurgard Associates L.P., Shurgard Associates L.P. II, Shurgard Associates L.P. III and Shurgard General Partner, Inc. as Defendants and the Partnerships as Nominal Defendants.

      In the Complaint, the Plaintiffs asserted claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of contract and fraud against each of the Defendants. The Plaintiffs seek monetary damages and equitable relief, including an order enjoining the consummation of the Company's tender offers for units of limited partnership interest in the Partnership (the Offers), or alternatively, an order requiring the Defendants to issue disclosures to correct allegedly false and misleading statements and omissions of material facts in all documents prepared, filed with the SEC, issued or disseminated to the unitholders of the Partnerships by Defendants in connection with the Offers.

The Defendants intend to vigorously defend the lawsuit.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  August 13, 1996    By: /s/ Harrell Beck
                              -----------------
                          Harrell Beck
                          Chief Financial Officer and Authorized Signatory