Form 10-K405/A
period 1995-12-31
SHURGARD STORAGE CENTERS INC
filed 1996-10-09
CIK 906933

                                   FORM 10-K/A
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

                            There are 26 pages.

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

    The Predecessor financial statements for the period from January 1, 1994 to the Consolidation Date and for the year ended December 31, 1993 include various nonrecurring items related to the Consolidation of the seventeen partnerships which comprise the Predecessor; these include the gain incident to the sale of net assets and related incentive management fees, legal expenses, hostile takeover defense and transaction costs. The Company's debt at December 31, 1994 is $141 million higher than the Predecessor's debt at December 31, 1993. This additional debt is reflected in the Company's interest expense and earnings for the year ended December 31, 1994. Certain of the limited partners of the partnerships included in the Consolidation elected to take cash rather than stock in the Company. The Company borrowed the $67 million required for these cash payments as well as approximately $20 million to pay liabilities related to the Consolidation which were assumed from the Predecessor and approximately $10 million to cover loan closing costs and establish cash reserves. Interest on the $97 million for the year ended December 31, 1994 is $6.7 million. Additionally, as a result of the Consolidation, the majority of the debt held by the partnerships, including short-term debt at relatively low interest rates, was refinanced at a slightly higher rate (8.28%). The Company also borrowed $30 million in connection with the acquisition of the 20 storage centers on September 1, 1994 and $12 million in connection with an investment in participating mortgages on December 14, 1994; interest on this $42 million was $806,000.


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
----------------------------------------------------------------------

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF NET INCOME


                                                                 Predecessor                               Company
                                                        -------------------------------         ------------------------------
                                                        Year Ended        Period from           Year Ended          Year Ended
                                                          Dec. 31,      Jan. 1, 1994 to           Dec. 31,            Dec. 31,
(in thousands, except per share data)                       1993          Mar. 1, 1994              1994                1995
------------------------------------------------------------------------------------------------------------------------------
  REVENUE:
------------------------------------------------------------------------------------------------------------------------------
    Rental                                              $  72,217           $  12,348           $  66,697           $  92,397
------------------------------------------------------------------------------------------------------------------------------
    Other real estate investments                             129                  20                 224               1,396
------------------------------------------------------------------------------------------------------------------------------
    Property management                                                                                                 2,978
------------------------------------------------------------------------------------------------------------------------------
          Total revenue                                    72,346              12,368              66,921              96,771
------------------------------------------------------------------------------------------------------------------------------
  EXPENSES:
------------------------------------------------------------------------------------------------------------------------------
    Operating                                              16,879               2,961              15,799              24,851
------------------------------------------------------------------------------------------------------------------------------
    Management fees                                         4,695                 733               4,046               1,320
------------------------------------------------------------------------------------------------------------------------------
    Depreciation and amortization                          13,923               2,390              11,373              17,410
------------------------------------------------------------------------------------------------------------------------------
    Real estate taxes                                       7,066               1,170               5,840               7,596
------------------------------------------------------------------------------------------------------------------------------
    General, administrative and other                       2,390               1,232               2,502               4,859
------------------------------------------------------------------------------------------------------------------------------
          Total expenses                                   44,953               8,486              39,560              56,036
------------------------------------------------------------------------------------------------------------------------------
          Income from Operations                           27,393               3,882              27,361              40,735
------------------------------------------------------------------------------------------------------------------------------

  OTHER INCOME (EXPENSE):
------------------------------------------------------------------------------------------------------------------------------
    Interest and other income                                 590                 188                 745                 875
------------------------------------------------------------------------------------------------------------------------------
    Interest expense                                       (2,288)               (487)             (9,105)            (12,038)
------------------------------------------------------------------------------------------------------------------------------
    Incentive management fees                                                  (5,340)
------------------------------------------------------------------------------------------------------------------------------
    Gain on sale of net assets                                                 48,223
------------------------------------------------------------------------------------------------------------------------------
    Litigation, hostile takeover defense
         and consolidation expenses                        (7,411)            (12,180)
------------------------------------------------------------------------------------------------------------------------------
          Other income (expense), net                      (9,109)             30,404              (8,360)            (11,163)
------------------------------------------------------------------------------------------------------------------------------

          Income before extraordinary item                 18,284              34,286              19,001              29,572
------------------------------------------------------------------------------------------------------------------------------
  Extraordinary item - loss on retirement of debt                                                  (1,180)
------------------------------------------------------------------------------------------------------------------------------
          Net Income                                    $  18,284           $  34,286           $  17,821           $  29,572
------------------------------------------------------------------------------------------------------------------------------

  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
------------------------------------------------------------------------------------------------------------------------------
    Income before extraordinary item                                                            $    1.12           $    1.43
------------------------------------------------------------------------------------------------------------------------------
    Extraordinary item - loss on retirement of debt                                                 (0.07)
------------------------------------------------------------------------------------------------------------------------------
          Net Income                                                                            $    1.05           $    1.43
------------------------------------------------------------------------------------------------------------------------------

  Net Income per Unit of Limited
    Partnership Interests                                $  34.11            $  63.97
------------------------------------------------------------------------------------------------------------------------------

  Distributions per Unit of Limited
    Partnership Interests                                $  59.57            $ 732.05
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
----------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Predecessor                     Company
                                                                      ----------------------------  -------------------------
                                                                      Year Ended     Period from    Year Ended     Year Ended
                                                                        Dec. 31,   Jan. 1, 1994 to    Dec. 31,       Dec. 31,
(in thousands)                                                            1993      Mar. 1, 1994        1994           1995
-----------------------------------------------------------------------------------------------------------------------------
  OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------------------------
    Net Income                                                         $  18,284      $  34,286      $  17,821      $  29,572
-----------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile earnings
        to net cash by operating activities:
-----------------------------------------------------------------------------------------------------------------------------
      Depreciation and amortization                                       13,923          2,390         11,392         17,485
-----------------------------------------------------------------------------------------------------------------------------
      Gain on sale of net assets                                                        (48,223)
-----------------------------------------------------------------------------------------------------------------------------
      Other                                                                                                              (223)
-----------------------------------------------------------------------------------------------------------------------------
      Loss on retirement of debt                                                                         1,180
-----------------------------------------------------------------------------------------------------------------------------
      Earnings in excess of distributions
        from joint ventures                                                                 (20)          (149)
-----------------------------------------------------------------------------------------------------------------------------
      Minority interest in earnings from investments
        in joint partnerships                                                                                             251
-----------------------------------------------------------------------------------------------------------------------------
      Changes in operating accounts:
-----------------------------------------------------------------------------------------------------------------------------
        Restricted cash                                                                                 (2,766)        (2,785)
-----------------------------------------------------------------------------------------------------------------------------
        Other assets                                                      (2,594)         2,675         (1,196)           518
-----------------------------------------------------------------------------------------------------------------------------
        Accounts payable and other liabilities                             1,557         (2,391)         3,027          1,295
-----------------------------------------------------------------------------------------------------------------------------
        Accrued consolidation expense                                      3,879         16,399
-----------------------------------------------------------------------------------------------------------------------------

  Net cash provided by operating activities                               35,049          5,116         29,309         46,113
-----------------------------------------------------------------------------------------------------------------------------

  INVESTING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------------------------
    Proceeds from sale of real estate and equipment                                      64,120                         6,398
-----------------------------------------------------------------------------------------------------------------------------
    Purchase of other real estate investments                                                          (12,534)        (6,670)
-----------------------------------------------------------------------------------------------------------------------------
    Distributions in excess of earnings
      from joint ventures                                                    306                                          452
-----------------------------------------------------------------------------------------------------------------------------
    Purchase of amortizable assets                                                                                       (416)
-----------------------------------------------------------------------------------------------------------------------------
    Purchase of property management company                                                                              (885)
-----------------------------------------------------------------------------------------------------------------------------
    Investment in limited partnership                                                                                 (35,671)
-----------------------------------------------------------------------------------------------------------------------------
    Acquisition of and improvements to storage centers                    (5,888)        (1,158)      (102,635)       (49,519)
-----------------------------------------------------------------------------------------------------------------------------

  Net cash (used in) provided by investing activities                  $  (5,582)     $  62,962      $(115,169)     $ (86,311)
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

   GAIN ON SALE OF NET ASSETS: Gain on sale of net assets is calculated as the excess of the purchase price paid to the Predecessor by the Company over the book value of the net assets of the Predecessor on the Consolidation Date.
   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE: Net income per share is calculated based on the weighted average shares outstanding during the periods presented (16,983,887 and 20,675,356 shares for the years ended December 31, 1994 and 1995, respectively).
   EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST: Earnings per unit of limited partnership interest of the Predecessor is based on total earnings allocated to the limited partners divided by the total number of $1,000 limited partnership units outstanding during the year (530,607 units for the year ended December 31, 1993 and the period ended March 1, 1994).
   DISTRIBUTIONS PER UNIT OF LIMITED PARTNERSHIP INTEREST: Distributions per unit of limited partnership interest of the Predecessor is based on the total amount distributed to the limited partners divided by the total number of $1,000 limited partnership units outstanding during the year (530,607 units for the year ended December 31, 1993 and the period ended March 1, 1994).
   IMPAIRMENT VALUATION OF LONG-LIVED ASSETS: The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews storage centers and other assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value. At December 31, 1995, no assets had been written down.
   FINANCIAL INSTRUMENTS: The carrying values reflected in the balance sheet at December 31, 1995, reasonably approximate the fair value of cash and cash equivalents, other assets and capitalized ground leases. The Company estimates that the fair value of its notes from shareholders is $2.5 million. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of fixed rate long-term debt is estimated to be $131.6 million.

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
-----------------------------------------------------------------------------------------------------------------------

   Company operating information for the quarter ended March 31, 1994 reflects only one month of operating results. Predecessor information includes the gain on sale of net assets and related expenses and results in a net income per unit of limited partnership interest of $63.97.



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






Deloitte & Touche LLP

Seattle, Washington
February 2, 1996

                                      SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 9th day of October, 1996.

                            SHURGARD STORAGE CENTERS, INC.

                            By:  /s/ HARRELL BECK
                               ---------------------------
                               Harrell Beck
                               Senior Vice President, Treasurer,
                               Chief Financial Officer