Form 10-Q
period 1996-09-30
SHURGARD STORAGE CENTERS INC
filed 1996-11-05
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Shares outstanding at October 21, 1996:
     Class A Common Stock, $.001 par value, 23,046,906 shares outstanding Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                          Sept. 30,     Dec. 31,
                                             1996         1995
                                          ---------    ---------
Assets:
 Storage centers:
  Land                                    $ 114,224    $ 105,224
  Buildings and equipment, net              426,044      404,329
  Construction in progress                   28,058       20,942
                                          ---------    ---------
                                            568,326      530,495
 Other real estate investments               70,101       21,407
 Cash and cash equivalents                    4,696        5,683
 Restricted cash                              6,136        5,551
 Other assets, net                           50,173       47,258
                                          ---------    ---------

       Total assets                       $ 699,432    $ 610,394
                                          =========    =========

Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities   $  22,986    $  19,101
 Dividends payable                                        10,669
 Lines of credit                            104,757       10,905
 Notes payable                              131,751      131,935
                                          ---------    ---------
       Total liabilities                    259,494      172,610
                                          ---------    ---------

 Minority interest in other
  real estate investments                     2,942        3,288

 Shareholders' equity:
  Class A common stock, $0.001 par value;
   120,000,000 authorized; 23,046,906 and
   23,039,317 shares issued and outstanding 453,018      452,852

  Class B common stock, $0.001 par value;
   500,000 shares authorized, 154,604
   issued and outstanding; net of loans
   to shareholders of $4,002                 (1,086)      (1,086)

  Cumulative dividends in excess
     of cumulative earnings                 (14,936)     (17,270)
                                          ---------    ---------
       Total shareholders' equity           436,996      434,496
                                          ---------    ---------

  Total liabilities and
       shareholders' equity               $ 699,432    $ 610,394
                                          =========    =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                              For the three   For the three
                               months ended   months ended
                              Sept. 30, 1996 Sept. 30, 1995
                              -------------   -------------

     Rental revenue             $  26,510         $  24,768
     Revenue from other
       real estate investments        704               315
     Property management revenue      837             1,005
                                ---------         ---------
          Total revenue            28,051            26,088
                                ---------         ---------


     Operating expense              7,695             6,630
     Depreciation and amortization  4,979             4,578
     Real estate taxes              2,139             1,985
     General and administrative     1,142             1,412
                                ---------         ---------
          Total expenses           15,955            14,605
                                ---------         ---------

     Income from operations        12,096            11,483
                                ---------         ---------

     Interest and other income        220               101
     Interest expense              (3,287)           (2,363)
                                ---------         ---------
     Total other income (expense)  (3,067)           (2,262)
                                ---------         ---------

     Net income                 $   9,029         $   9,221
                                =========         =========

     Net income per share       $    0.39         $    0.40
                                =========         =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                               For the nine     For the nine
                               months ended     months ended
                              Sept. 30, 1996   Sept. 30, 1995
                               ------------     -------------

     Rental revenue             $  75,023         $  68,511
     Revenue from other
       real estate investments      1,599             1,016
     Property management revenue    2,571             2,036
                                ---------         ---------
          Total revenue            79,193            71,563
                                ---------         ---------


     Operating expense             21,887            17,945
     Management fees                                  1,320
     Depreciation and amortization 15,378            12,609
     Real estate taxes              6,329             5,678
     General and administrative     3,386             3,648
                                ---------         ---------
          Total expenses           46,980            41,200
                                ---------         ---------

     Income from operations        32,213            30,363
                                ---------         ---------

     Interest and other income        465               496
     Interest expense              (8,535)           (9,646)
                                ---------         ---------
     Total other income (expense)  (8,070)           (9,150)
                                ---------         ---------

     Net income                 $  24,143         $  21,213
                                =========         =========

     Net income per share       $    1.04         $    1.07
                                =========         =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)

                                         Nine months  Nine months
                                           ended        ended
                                          Sept. 30,    Sept. 30,
                                            1996         1995
                                          ---------    ---------
Operating activities:
  Net income                              $ 24,143     $21,213
  Adjustments to reconcile earnings to net
  cash provided by operating activities:
     Depreciation and amortization          15,378      12,609
     Minority interest in earnings
       of joint ventures                       (65)        168
     Changes in other accounts:
       Restricted cash                        (585)        723
       Other assets                         (3,134)      1,864
       Accounts payable and
         other liabilities                   1,104        (349)
                                          --------     --------
       Net cash provided by
         operating activities               36,841      36,228
                                          --------     --------

Investing activities:
  Construction, acquisition and
     improvement of storage centers        (49,280)    (25,531)
  Purchase of other real estate
     investments                           (49,453)     (7,180)
  Purchase of non-competition agreements      (929)
  Purchase of amortizable assets                          (200)
  Investment in property management company               (480)
  Investment in limited partnership                    (35,308)
  Distributions in excess of earnings from
     investment in joint partnerships           45         244
                                          --------     --------
       Net cash used in
         investing activities              (99,617)    (68,455)
                                          --------     --------

Financing activities:
  Proceeds from stock offering                         106,080
  Proceeds from notes payable                  315
  Net proceeds from (payments on)
      line of credit                        93,852     (46,337)
  Payment of financing costs                            (1,600)
  Principal payments on notes payable         (499)       (525)
  Proceeds from exercise of stock options      166
  Dividends paid                           (32,478)    (23,681)
  Contributions by minority partners           542
  Distributions to minority partners          (109)      (205)
                                          --------     --------
       Net cash provided by
         financing activities               61,789      33,732
                                          --------     --------

(Decrease) increase in cash
  and cash equivalents                        (987)      1,505
Cash and cash equivalents
  at beginning of year                       5,683      13,162
                                          --------     --------
Cash and cash equivalents
  at end of period                      $    4,696     $14,667
                                          ========     ========

Supplemental schedule of cash flow information:
  Cash paid during the period
    for interest                       $    10,119      $9,657
                                          ========     ========

                    Shurgard Storage Centers, Inc.
      Part I, Item 1:  Notes to Consolidated Financial Statements
                 Nine Months Ended September 30, 1996
                              (unaudited)

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

  Weighted average shares outstanding for the three months ended September 30, 1996 and 1995 were 23,201,451 and 23,133,515, respectively. Weighted average shares outstanding for the nine months ended September 30, 1996 and 1995 were 23,199,838 and 19,807,707, respectively.

Note B _ Purchase of Partnership Units
  In September 1996, the Company purchased limited partnership units in three affiliated public partnerships for $40.6 million. Subsequent to the end of the quarter, the general partner of each of these partnerships began soliciting votes from the limited partners in these partnerships to approve the merger of the partnerships with the Company. Under the terms of the acquisition agreement between the Company and the partnerships, Company shares would be issued to the remaining partners equal to their interest in the partnership's net asset value as defined in the agreement (approximately $65.2 million). The Company has paid or accrued $2.8 million in transaction costs and litigation defense costs related to this transaction.

Note C _ Lines of Credit
  In September 1996, the Company negotiated a two year, secured line of credit to borrow up to $175 million at a spread over LIBOR. The available amount and the spread vary based on certain financial covenants; the current available amount is approximately $111 million, of which approximately $98 million is outstanding, and the current spread is 1.625%. This line replaced one of the Company's $50 million lines of credit. The available amount under this line of credit is capped at $125 million until the Company cancels its second line of credit at which time it increases to the maximum of $175 million. The new line will become unsecured once the Company meets certain requirements of the agreement which include, among other things, completion of the pending acquisition described in Note B. During 1996, the Company borrowed an additional $89.6 million on its domestic lines of credit. Proceeds were used to fund the purchase of partnership units, the construction of storage centers and the purchase of several parcels of undeveloped land on which the Company intends to build storage centers. Additionally, during 1996, the Company obtained an additional $10.9 million of available credit under its European lines bringing the total available to $13.8 million. Of the total available, the Company has borrowed approximately $7.2 million (approximately $4.3 million during 1996) to fund development and operating cash needs.

Note D _ Accounting for Stock Options
  In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement provides that the measure of compensation cost be based on the value of the award and be recognized over the service period. Companies may elect to adopt the stock-based compensation accounting recognition method under the new standard or continue accounting for it under current guidance, Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The Company adopted the new standard on January 1, 1996 and has elected to continue accounting for stock-based compensation under APB No. 25.

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described below and in the Company's most recent Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date hereof; estimates are likely to change over time as additional information becomes known. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date hereof.

INTERNAL GROWTH

      In 1996, management continued its efforts to maximize internal growth, i.e., increase net operating income from its existing real estate assets through revenue optimization and cost containment. The following table summarizes the operating performance of the stablized storage centers owned as of the beginning of the third quarter of 1995:


Dollars in thousands     Quarter Ended Sept. 30,   Nine Months Ended Sept. 30,
except average rent      -----------------------   ---------------------------
                         1996(3)  1995(3) Change  1996(3)   1995(3)  Change
                         -------  ------- ------  -------  --------  ------
Rental revenue           $25,148  $24,088   4.4%  $67,765   $65,168   4.0%

Property operating         7,143    6,771   5.5%   20,167    19,322   4.4%
  expenses (1)           -------  -------  -----  -------   -------  -----
Net operating income     $18,005  $17,317   4.0%  $47,598   $45,846   3.8%
                         =======  =======  =====  =======   =======  =====

Avg. annual rent per     $9.38    $9.03     3.9%   $9.14     $8.85    3.3%
  sq.ft. (2)
Avg. sq.ft. occupancy     90%      90%              89%       88%

Total net rentable    10,900,000 10,900,000     10,900,000 10,900,000
     sq.ft.
# of properties           169      169              169       169

_______________
(1)Includes all direct property expenses. Does not include property management fees previously charged by Shurgard Incorporated, who managed the Company's properties prior to its merger with the Company, nor does it include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2)Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)Includes 30% of the operating results of four properties in which the Company owns a 30% interest (operating results for these properties are not consolidated in the Company's financial statement), as well as 74% of the operating results of three properties in which the Company owns 74% interest and 90% of the operating results of one property in which the Company owns a 90% interest (operating results for those properties are consolidated in the Company's financial statements). Nine month data includes only operating results for the three months ended September 30, 1995 and 1996 for the fifteen properties purchased prior to July 1, 1995.

      Net operating income (NOI) for these centers has risen over the same quarter last year due to increases in revenue, which are a function of changes in rental rates and occupancy. Third quarter, as well as nine month revenue gains from 1995 to 1996, were driven primarily by rent increases with slight increases in occupancy over the same periods. The same store growth rate of revenue and NOI has slowed compared to the last several years as the significant increases in occupancy levels which helped drive the historical growth rates have slowed. Management believes that occupancy in the high 80's to low 90's is "full" for the self storage industry. Because occupancies have reached these levels in most markets, management believes that future growth will result primarily from rate increases. The Company's ability to increase rates may be negatively affected by increasing competition in certain markets.

      Revenue increases were partially offset by higher operating expenses. Personnel costs rose $267,000 for the quarter and $700,000 for the nine months due to increasing wages and higher cost of benefits, which primarily represented a workers' compensation insurance refund received in the third quarter of 1995. Remaining increases relate to repair and maintenance expenses, costs of goods sold and yellow page advertising rates.

   The following table is a geographical summary of the changes in average revenues, rates and occupancies from the third quarter of 1995 to the third quarter of 1996 for the storage centers held by the Company throughout both quarters:

                                         %        % Change
                         % Change      Change      in # of
                         in Rents     in Rate      Sq. Ft.
                                     per Sq.Ft.  Occupancied
                        ---------     ----------  ---------
                       '95 to '96     '95 to '96  '95 to'96
                       ----------     ----------  ---------
             Arizona     (7.0%)         (0.7%)      (6.4%)
             California   8.8            4.1         4.6
             Colorado    (3.4)           6.4        (9.2)
             Florida      4.0            2.1         1.9
             Illinois     4.8            2.2         2.5
             Michigan     7.1           10.6        (3.1)
             New York     2.3            7.4        (4.8)
             Oregon      11.9           10.9         0.9
             Texas       (3.6)          (3.0)       (0.7)
             Virginia     6.1            4.1         1.8
             Washington   7.7            4.8         2.7
             Other        6.3            4.5         1.7
                        --------       -------      ------
             Total        4.5%           3.9%        0.6%
                        =======        =======      ======

     The Company maintains a diversified portfolio that it believes offers protection against the individual market fluctuations that result in geographical performance differences. In general, rental rate increases have driven the increase in revenues. Arizona has experienced new competition in certain trade areas and a leveling off of demand. Demand had been high in this market due to the long waiting periods for housing; as these waits have shortened, so has the average length of storage in this market. Additionally, the conversion of units to climate controlled space at one facility has created a drop in occupancy. During the construction phase of this project it was necessary to vacate these units, but they are expected to command higher rent. The conversion of these units was completed in late August. In Colorado, occupancy declines offset rate increases resulting in lower revenue. The decline in Colorado is the result of competition and a leveling off of demand in the Denver market area. The San Antonio, TX market has declined as new competition (ten additional storage centers within our trade areas in the last year) has forced rate decreases; storage development in this market continues with five new projects under construction by competitors and management expects the market will continue to be negatively impacted by this development. The Houston, TX market declined due to a fire in 1995; revenue replacement insurance coverage has expired and new market competition has slowed the rent up of the reconstructed space.

ACQUISITIONS

      During the third quarter of 1996, the Company purchased three storage centers. The first two, located in Washington, were purchased in July for $3.8 million and the third, located in Georgia, was
purchased  in  September  for  $2.5 million.   These  properties  added
approximately 135,000 net rentable square feet to the Company's portfolio and contributed approximately $61,000 to the Company's third quarter net operating income.

DOMESTIC DEVELOPMENT

      To date, the Company has opened nine storage centers in 1996, and has twelve additional storage centers under construction (five of these are being developed through joint venture partnerships). The seven projects opened in the first half of 1996 are renting up ahead of plan; the average occupancy of these centers as of September 30, 1996 was 51%. The average rental rate of these stores for the month of September was $9.48 per square foot. Together, the centers provided $158,000 in net operating income for the current quarter. For these seven projects, final construction costs averaged $49 per square foot. Although the current rent up pace of the storage centers opened through the second quarter of 1996 would indicate a shorter rent up period if projected on a straight-line basis, the rent up pace in the first months after opening a new facility is generally greater than in later months. The Company currently expects these centers to take approximately 18 months to reach maturity compared to the original projections of 21 months. The average yield on cost of these seven projects is 12%, assuming the projects reach 85% occupancy at current rates. There is of course no assurance that these projections will come to fruition as numerous factors affect the actual yields and rent up periods, including the various market conditions and competition, the ability to collect stated rental rates, and the ability to maintain expenses at the current level.

      The six storage centers opened in 1995 are also renting up ahead of plan; the average occupancy of these centers as of September 30, 1996 was 70%. The average rental rate of these stores for the month of September was $10.13 per square foot. Each of these projects provided positive net operating income and together provided net operating income of $357,000 for the current quarter. For these six projects, final construction costs averaged $48 per square foot. The storage centers opened in 1995 are renting up at an impressive rate and, if they continue at that rate, they will reach maturity in an average of 16 months compared to the projected 21 month rent-up. The average yield on cost of these seven projects is 13%, assuming the projects reach 85% occupancy at current rates. There is of course no assurance that these projections will come to fruition as numerous factors affect the actual yields and rent up periods, including the various market conditions and competition, the ability to collect stated rental rates, and the ability to maintain expenses at the current level.

     The Company's development projects were funded from stock offering proceeds, operating cash flow and proceeds from the Company's line of credit. Because the annualized yield on these development projects for the current quarter was only 4.7% compared to the Company's borrowing rate of approximately 8.3%, they negatively impacted the Company's FFO for the quarter ended September 30, 1996 by an estimated $400,000. For further discussion regarding the potential impact of development, refer to the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The following table summarizes domestic development and expansion activity as of September 30, 1996:

                                                 Estimated
                                               Completed Cost
                               # of Projects    of Projects
                               -------------   ----------------
New Developments:
Opened in 1995                       6             $17 million
Opened year to date Sept. 30,        9             $33 million
  1996
Construction in progress            12             $41 million

Expansion of existing
  properties:
Opened year to date Sept. 30,        3              $2 million
  1996
Construction in progress             3              $6 million

The Company still believes it will open a total of 14 to 16 new storage centers during 1996 and anticipates opening an additional 30 to 35 during 1997. The projected number of projects to be opened in 1996 and 1997 could be reduced by zoning and permitting delays outside of the control of the Company, increased competition for sites, delays during construction caused by, among other things, weather, unforeseen site conditions, labor shortages, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.


EUROPEAN OPERATIONS

      During 1996, the Company has invested an additional $6.9 million in SSC Benelux, the Belgian subsidiary in which it owns a 85.6% interest. The Company is currently operating four storage centers in Brussels; the fourth store opened phase I at the end of September with construction continuing on the remaining property. A fifth storage center is under construction and two more are in the permitting process. The operating storage centers provided $157,000 in revenues for the quarter; however, operating and administrative expenses exceeded revenues creating a $331,000 net loss before depreciation expense of $94,000. This translates into a $283,000 reduction of the Company's current quarter FFO.

PROPERTY MANAGEMENT OPERATIONS

      In connection with the merger of the Company and Shurgard Incorporated (the Management Company) in March 1995, the Company internalized the management of its own properties as well as acquired certain management contracts and relationships under which it provides property management services to outside parties. Prior to the merger, the Company paid a property management fee equal to 6% of revenues to the Management Company. The Company now incurs the actual costs of property management and receives property management fees from affiliated partnerships and outside parties. As the Company acquires properties currently managed for third parties, revenues from this service related business will decrease.

OTHER OPERATIONS

     Income from other real estate investments for the third quarter of 1996 has increased $389,000 over the same quarter in 1995 due primarily to the Company's investment in partnership units made at the end of 1995 and throughout 1996. These investments increased the Company's interest in five affiliated partnerships for which the Company manages storage centers. The increase for the nine months ended September 30, 1996 is also primarily a result of these investments.

      Interest expense increased $924,000 due to a rise in the average outstanding balance on the lines of credit from the third quarter of 1995 to the third quarter of 1996. This rise represents borrowing to purchase partnership units and to fund development of new storage centers. Additionally, during the third quarter of 1996, the Company capitalized $594,000 in interest related to the construction of storage centers while only $435,000 in interest was capitalized in the third quarter of 1995. The decline in interest expense for the nine months ended September 30, 1996 reflects a decrease in debt balances resulting from the issuance of stock in June 1995 as well as an increase in capitalized interest. Interest capitalized for the nine months ended September 30, 1996 was $1,584,000 compared to $636,000 for the same period in 1995.

     Net income per share decreased for the three and nine months ended September 30, 1996 compared to the same periods in 1995 primarily due to the development projects opened during the last year. The Company's planned development will continue to impact net income and net income per share. The issuance of 4.9 million shares in late June and early July 1995 also impacted the nine month per share data. Proceeds from this stock issuance were used to repay short term loans and although interest expense declined, outstanding shares increased.

FUNDS FROM OPERATIONS

     Funds from operations (FFO), as promulgated by the National Association of Real Estate Investment Trusts (NAREIT) in its March 1995 White Paper on FFO, is defined as net income (calculated in accordance with GAAP) excluding gains or losses from debt restructuring and sales of real estate, plus depreciation of rental real estate and amortization of intangible assets exclusive of deferred financing costs. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. The Company believes FFO is meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while the Company believes that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of the Company's operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with NAREIT's definition. The following table reconciles the Company's net income before extraordinary items to the definition of FFO used by the Company and NAREIT (in thousands):

                                 Quarter ended      Nine months ended
                                 September 30,        September 30,
                            --------------------   --------------------
                               1996        1995     1996        1995
                            ----------  --------   --------  ----------
Net income before
  extraordinary item        $   9,029    $  9,221  $ 24,143   $  21,213
Depreciation/amortization       5,108       4,560    15,632      12,702
  (including JV)
Less deferred financing          (280)       (280)     (840)       (840)
  costs                      --------    --------  --------   ---------
FFO as currently defined    $  13,857    $ 13,501  $ 38,935   $  33,075
                             ========    ========  ========   =========

     FFO for the third quarter of 1996 rose approximately $356,000 over the same quarter of 1995. FFO for the nine months ended Sept. 30, 1996 rose $5.9 million over the same period in 1995. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties acquired and constructed during the year.

LIQUIDITY AND CAPITAL RESOURCES

      During the first nine months of 1996, the Company invested $49.3 million in storage centers, including approximately $40.8 million in development projects, $6.3 million in acquisitions and $2.2 million in capital improvements to its existing portfolio. The $49.5 million increase in other real estate investments consists primarily of $42.5 million invested in affiliated partnerships and $6.5 million invested in joint venture developments.

     The Company has borrowed $93.8 million during 1996 under its lines of credit to finance development and investment activity described above as well as general operating needs. In September 1996, the Company negotiated a two year, secured line of credit to borrow up to $175 million at a spread over LIBOR. The available amount and the spread vary based on certain financial covenants; the current available amount is approximately $111 million and the current spread is 1.625%. This line replaced one of the Company's $50 million lines of credit. The available amount under this line of credit is capped at $125 million until the Company cancels its second line of credit at which time it increases to the maximum of $175 million. The new line will become unsecured once the Company meets certain requirements of the agreement which include, among other things, completion of the pending acquisition described below. At September 30, 1996, the Company's debt to total assets was 34% and its debt to total market capitalization was 28%.

      The Company anticipates that cash flow from operating activities, available lines of credit, and the proceeds from future debt or equity offerings, if any, will continue to provide adequate capital for planned portfolio growth, principal payments and dividend payments in accordance with REIT requirements. Cash provided by operating activities for the nine months of operations ended September 30, 1996 was $37 million. Remaining borrowing capacity available from lines of credit at September 30, 1996 was $70 million (including $6.6 million from the Belgian lines). On October 31, 1996, the Company declared a dividend of $0.47 per share to be paid on November 21, 1996. This dividend is approximately 79% of third quarter FFO.

PENDING ACQUISITION

     In September 1996, the Company purchased limited partnership units in three affiliated public partnerships for $40.6 million. Subsequent to the end of the quarter, the general partner of each of these partnerships began soliciting votes from the limited partners in these partnerships to approve the merger of the partnerships with the
Company. Under the terms of the acquisition agreement between the Company and the partnerships, Company shares would be issued to the remaining partners equal to their interest in the partnership's net asset value as defined in the agreement (approximately $65.2 million). The Company has paid or accrued $2.8 million in transaction costs and litigation defense costs related to this transaction.

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

     The Plaintiffs filed a motion to preliminarily enjoin, among other things, the Unitholders' vote at the Special Meetings. A hearing was held on September 25, 1996, in the Superior Court regarding this motion. On October 3, 1996, the Superior Court issued in an order denying the Plaintiffs' motion for preliminary injunction. The Defendants intend to continue to vigorously defend the lawsuit.


Item 6a  Exhibits

Exhibit 27     Financial Data Schedule

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  November 4, 1996   By: /s/ Harrell Beck
                              --------------------
                          Harrell Beck
                          Chief Financial Officer and Authorized Signatory