Form 10-K405
period 1996-12-31
SHURGARD STORAGE CENTERS INC
filed 1997-03-17
CIK 906933

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

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

                                                        Name of each exchange
Title of each class                                      on which registered

Class A Common Stock, par value $.001 per share         New York Stock Exchange
Preferred Share Purchase Rights                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                             ---

      Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 3, 1997: $760,215,623

   Class A Common Stock outstanding as of March 3, 1997: 27,695,748 shares
     Class B Common Stock outstanding as of March 3, 1997: 154,604 shares

  Documents incorporated by reference: Part III is incorporated by reference from the Proxy Statement to be filed in connection with our Annual
                Shareholders Meeting to be held May 13, 1997.

                             There are 58 pages.

                                     PART I

ITEM 1 - BUSINESS

OVERVIEW

      Shurgard Storage Centers, Inc. (the Company) is a fully integrated, self-administered and self-managed real estate investment trust (REIT) that develops, acquires, owns and manages self storage centers. These self storage centers offer easily accessible storage space for personal and business uses. We are one of the four largest operators of self storage centers in the United States. We own and operate, as of December 31, 1996, directly and through joint ventures, 237 properties (including 234 self storage properties), containing approximately 15.5 million net rentable square feet, which are located in 19 states. As a result of the merger (the Merger) with Shurgard Incorporated (the Management Company) described below, we also manage 37 self storage centers and one business park containing approximately 1.9 million net rentable square feet. For the year ended December 31, 1996, our self storage centers had a weighted average annual net rentable square foot occupancy rate of 87% and a weighted average rent per net rentable square foot of $9.23.

      The Company was incorporated in Delaware on July 23, 1993 and began operations through the consolidation on March 1, 1994 of 17 publicly held real estate limited partnerships (the Consolidation) that were sponsored by the Management Company. On March 24, 1995, the Management Company merged with and into the Company and became self-administered and self managed. Through the Merger, we internalized the expertise and experience of the Management Company's personnel that cover all aspects of the self storage industry and significantly reduced conflicts of interest between the Company and the Management Company.

      On November 14, 1996, we completed the purchase of IDS/Shurgard Income Growth Partners L.P., IDS/Shurgard Income Growth Partners L.P. II, and IDS/Shurgard Income Growth Partners L.P. III (the IDS Partnerships), affiliated partnerships whose properties were previously managed by the Company. These acquisitions added 37 properties totaling 2.3 million net rentable square feet to our portfolio.

      At our 1997 Annual Meeting, shareholders will vote on a proposal to reincorporate the Company in Washington for purposes of cost reductions. A complete discussion of the impact of this proposal can be found in our Proxy Statement to be filed with the SEC, in connection with the annual shareholder's meeting.

BUSINESS STRATEGY

      The Company implements its strategy of being a national leader in storage products and services by (i) emphasizing customer service and satisfaction, (ii) maintaining a portfolio of convenient and secure stores, (iii) optimizing revenues through efficient rent pricing and collection policies, (iv) pursuing on-going market research and Company marketing programs, and (v) integrating its property management systems and procedures. Shurgard believes the key to the success of its business strategy is the quality of its employees' interaction with customers. Accordingly, employee training programs that emphasize a team-oriented approach to customer service are utilized.

                 Commitment to Customer Service and Satisfaction

      Our goal is to achieve a high level of customer satisfaction, and view the quality of customers' interaction with employees as critical to our long-term success. Through our emphasis on training, personnel development and decentralized decision-making, we believe we attract well-qualified, highly motivated employees committed to providing superior levels of customer service.

                          Convenient and Secure Stores

      Our stores are located for easy access, offer a range of premium storage products and services for customer convenience, and emphasize security and product quality. We believe that our strategy of offering high-quality, convenient stores strengthens the brand image of Shurgard, attracts customers and enables the Company to maintain premium rents.

      Store Location and Hours. Our stores are generally located in major metropolitan areas along retail and high-traffic corridors for easy customer access, and usually have significant road frontage for high visibility. Although hours vary from store to store, customers can generally access their individual units between 6 a.m. and 9 p.m.

      One-Stop Convenience. Our stores offer a range of storage products and ancillary services, generally including sales of supplies such as packing material, locks and boxes, as well as property insurance referrals, moving company referrals, and other services such as Ryder truck rentals (through a third-party rental company), to conveniently and efficiently address customers' storage needs. In addition, we generally offer premium features such as computer-controlled access and electronic security systems. In addition, a number of our stores offer climate-controlled storage space.

      Property Security. A variety of measures are used at our stores as appropriate to enhance security. Such measures may include, among others, on site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, individual unit alarms, perimeter beams, fencing and lighting. Customers are assigned a designated personal identification number for use in connection with a computerized gate access system. Each access is computer-logged. In addition, we have developed and plan to continue to develop a proprietary package of security controls, including software, video and interactive communication.

      Capital Expenditures and Maintenance. We budget for a level of capital expenditures consistent with our commitment to maintaining attractive, well-maintained and secure self storage centers. This commitment contributes to our ability to pursue a premium pricing strategy. In addition, capital expenditures for signage and color scheme among our properties strengthens the brand image of Shurgard. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures)

      Selective Disposition. We regularly review our portfolio compared to established internal standards and identify those few properties which can not economically meet these standards. We intend to dispose of these properties over time.

                          Marketing and Market Research

      We employ various means to increase our share of the self storage market. We place prominent advertisements in the yellow pages and seek to promote customer awareness of our stores through highly visible store locations, site signage and architectural features. We locate our stores along retail and high-traffic corridors, usually with significant road frontage to increase visibility. We build, on newly developed stores, a distinctive "lighthouse" office to distinguish ourself from competitors and to increase customer awareness of the Shurgard brand.

      Primary marketing emphasis is placed on providing managers with telephone sales skills to elicit customer needs and turn prospects into customers. We also have a national call center to field overflow calls from individual properties. Employees at the national call center are able to market and rent a unit at one of our stores nearest to the caller.

      The Company has sophisticated market research skills, and maintains an extensive market research database on its primary markets that permits it to closely track occupancy levels, rental rates and other operational data regarding self storage properties within these markets. We have also conducted focus group research, telephone surveys, and utilize customer comment cards to identify the primary considerations in customers' self storage choices and satisfaction so that we can better attract and service customers.

      We are testing a new strategy that makes storage more visible and more convenient to potential customers. In 1997, we added kiosks in major malls in the Seattle metropolitan area. These kiosks (a sales counter located in the center of malls) are staffed with trained sales representatives who are available to answer questions about both self storage and containerized storage. They have computer links to area storage centers through which they can give rate and availability information and lease units or containers to customers on the spot.

         Property Management Systems/Management Information Systems

      The Company has integrated property management systems and procedures for marketing, advertising, leasing, operations, maintenance and security of properties and the management of on site personnel. Our computerized management information system links our corporate office with each store. We have developed and are installing proprietary software that expedites internal auditing, financial statement and budget preparations, allows the daily exchange of information with our corporate office, and manages detailed information with respect to the tenant mix, demographics, occupancy levels, rental rates, revenue optimization, payroll and other information relating to each store. Installation of this software is expected to be completed during 1997. Additionally, we have purchased a new network-based accounting package that will aid in the compilation and dissemination of information from our stores. Management believes that this new information system will be adequate to support our owned properties and significant growth.

                                Other Activities

      The Company also manages, under the Shurgard name, self storage properties owned by others that meet our quality standards. Management of such properties enables us to spread the cost of overhead over a greater number of properties. Additionally, it enables us to expand our presence in the markets in which we operate, to offer customers a broader geographic selection of self storage properties to suit their needs and to establish relationships with property owners that may lead to future acquisitions. Management fees earned by the Company are not qualifying income for REIT qualification purposes. Accordingly, we closely monitor the level of these activities to ensure our continued qualification as a REIT.

GROWTH STRATEGIES

      Our growth strategies are designed to maximize shareholder value by increasing funds from operations through (i) increases in revenues and operating efficiencies at existing stores and (ii) the development of new self storage properties and the acquisition of additional self storage properties. We have an integrated real estate and storage operations management team which combines its experience to implement our growth plan. We believe that the experience of our management team in operating, developing and acquiring self storage properties and our access to capital markets strongly contribute to our ability to execute these strategies.

                            Internal Growth Strategy

      Our internal growth strategy is to increase same store cash flow by achieving the highest rental rate structure consistent with strong occupancy rates, containing costs and improving operating leverage, and undertaking expansion of our existing stores.

             o Revenue Optimization. We seek to optimize our revenues by achieving the highest rental rate structure for our stores, consistent with strong levels of occupancy, through the use of teams of store employees who are trained and authorized to set rental rates and make rental rate changes based on their analysis of demand and availability at a particular store. We encourage decentralized decisions by store managers to change marginal rental rates in order to ensure a fast, flexible response to changing market dynamics. Store managers evaluate their property's rental rates on a periodic basis, based on unit demand, unit availability and competitors' rental rates, and can quickly change marginal rental rates to ensure that revenues are optimized.

             o Cost Containment and Improved Operating Leverage. We seek to maximize cash flow by carefully containing operating expenses. For example, we aggressively appeal our real estate tax assessments. In addition, as the Company increases the number of properties in its targeted markets, it achieves larger economies of scale and lessens the impact of corporate overhead expense. The Company believes that its management and operational procedures, which can be implemented over a large number of properties, enable it to add new properties with little additional overhead expense.

             o Strategic Build-Outs. We seek to maximize revenues by building out additional rentable storage space at suitable stores. We receive high incremental returns on investments to build out additional rental units, either through on site expansion or acquisition of property adjacent to existing stores, because resulting revenue increases are achieved with little increase in fixed operating costs.

                            External Growth Strategy

      Our external growth strategy is to develop new, high-quality self storage properties and to selectively acquire additional self storage properties that meet or can be upgraded to our standards. In general, we plan to develop or acquire new properties primarily in our existing markets and in new markets that create economies of scale with our current network of stores. We seek to own at least 15 stores in each of our markets in order to realize operating and marketing efficiencies and increase brand awareness. We believe that the experience of our management team in developing and acquiring self storage properties strengthens our ability to pursue our external growth strategy.

      We favor development or acquisition of self storage properties in major metropolitan markets, located near retail or high-traffic corridors, usually with significant road frontage to increase visibility. We rely on our market personnel to target areas in which to develop and acquire new stores. We utilize our staff of real estate professionals in various markets around the nation to develop and acquire new stores in the markets presenting the best business opportunities. We have developed comprehensive market expansion plans for each of our target markets, and use these plans as the basis for selecting new store locations and acquisition targets. The market expansion plans utilize a demographic analysis of an area along with an evaluation of competitors' locations, rates and product quality to determine the optimum number and location of new stores. Management believes that, under current market conditions, development will provide generally superior long-term returns when compared to acquisitions of similar size, quality and location. Based on this belief, our current growth plan focuses heavily on property development; however, management continually analyzes market conditions and acquisition opportunities.

      Development. We believe that several factors favor our development strategy:

             o Development Expertise. We have substantial construction management and architectural experience that was acquired over the past 23 years through the Management Company's development of more than a third of the properties we currently own or manage. Since 1972, the Company (or its predecessors) have maintained an internal development staff, which currently employs 25 development professionals. The in-house development staff oversees construction and architectural design performed by third parties to ensure cost-effective, quality development of self storage properties.

             o Strategic Site Selection to Maximize Revenues. To obtain the best store locations, we target sites for development in urban areas and up-scale retail areas that often require rezoning and other complex development measures. We believe that the difficulties of developing storage properties in such in-fill areas may discourage competitors from locating nearby and, as a result, enable us to operate in areas that are underserved. This in turn enables us to charge higher rental rates.

             o Increased Competition for Acquisitions. Recently, increased competition for acquisitions of high-quality properties has decreased the pool of favorably priced acquisition targets in many of our markets. In these markets, we believe that returns from development are generally more favorable than those from acquisitions, and make attractive a strategy of developing new self storage centers in the markets in which we currently operate. The Company may also pursue opportunities for developments in new markets primarily through affiliation agreements with established local operators or chain acquisitions.

             o Positive Supply and Demand Characteristics. Funding for the construction of new self storage properties (especially from traditional sources such as savings and loan associations) continues to be below levels seen in the mid-80's, while demand for storage space has continued to increase. The Company intends to capitalize on its access to capital to pursue development of new storage properties under current conditions.

             o Focus on Quality and Brand Image Development. Development of its own self storage properties provides the Company with greater control to ensure excellent construction and consistent building design that is inviting to customers. We believe our focus on quality and consistency will enable us to further strengthen awareness of the Shurgard brand, obtain repeat business, maintain premium prices and differentiate ourself from our competitors.

      The historical results of recent development partnerships sponsored by the Management Company demonstrate the superior returns possible through development; the development properties completed from 1989 to 1994 are currently returning 15% on original property costs. There can be no assurance, however, that we will achieve such returns on our development properties. Future development may differ materially from results of past development properties. Factors that may lead to different results include, but are not limited to, the possibility of more competition to our new developments than was experienced in the periods in which these partnerships were renting up their developments, the quality and location of the competing projects being built, and the possibility that the metropolitan markets in which we are developing may have less favorable supply and demand characteristics.

      Acquisitions. We also selectively acquire high-quality properties that provide a strategic advantage to the Company. Additional acquisitions allow us to spread overhead and certain management, marketing and advertising costs over a greater number of revenue-producing assets. As a result, we can achieve increasing economies of scale with each new property acquired. We complete a thorough analysis of each property that we intend to acquire, including, but not limited to, a review of capital expenditures that will be required for the property to meet our standards and, at a minimum, a Phase I environmental assessment report.

      Shurgard's Storage To Go, Inc.. Our customer service focus means that we are continually exploring new ways to service our customers' storage needs. One of the most recent ways we have broadened our ability to meet customer needs is by bringing storage directly to the customer through containerized storage. Weatherized 8'x5'x8' storage containers are delivered to customers for packing. The containers are then picked up and delivered to a warehouse where they are stored. The customer may access their storage container in a showroom at the warehouse or have it redelivered to their home. In addition to the monthly rental charge, service fees may be charged for pickup and delivery. This business venture is currently being tested in the Seattle market.

      We have committed to invest $2.85 million in this start up venture, Shurgard's Storage To Go, Inc., with certain officers and key employees who have committed $150,000 and an unaffiliated third party who has committed $1 million. The current $4 million commitment will provide enough capital to begin operation in one or two additional markets. This subsidiary is not legally controlled by the Company (we own no voting stock), is not a qualified REIT subsidiary and its income is subject to corporate level tax.

CAPITAL STRATEGY

      We expect to fund future developments and acquisitions through the incurrence of additional indebtedness, future offerings of equity securities and retained cash flow. In the long-term, we anticipate reducing our payout ratio in order to retain cash flow for growth.

      To fund development and acquisitions, we have up to $175 million available pursuant to our revolving credit facility. The actual amount available under this revolving credit facility varies based on the terms of the agreement. At December 31, 1996, based on those terms, the Company could borrow the entire $175 million. On July 1, 1997, the maximum amount available under this credit facility decreases to $100 million.

      We anticipate that cash flow from operating activities will continue to provide adequate capital for debt service payments until maturity, as well as for distribution payments in accordance with REIT requirements. We anticipate refinancing outstanding debt upon maturity through long-term debt or equity or some combination thereof.

      Under our By-Laws, subject to certain exceptions, we may not incur debt if, after giving effect to such borrowing, our Indebtedness for borrowed funds would exceed 50% of our Total Assets or 300% of our Adjusted Net Worth (as such terms are defined in the By-laws). As of December 31, 1996, our Indebtedness was approximately 32% of our Total Assets and approximately 50% of our Adjusted Net Worth.

THE SELF STORAGE INDUSTRY

      The self storage industry serves an important function in the commercial and residential real estate markets. Self storage properties were first developed in the early 1960's in the southwestern United States in response to the growing need for low-cost, accessible storage. A number of factors accelerated the demand for low-cost storage, including, among others, a more mobile society, with individuals moving to new homes and new cities needing short-term storage for their belongings, the increasing cost of housing (resulting in smaller houses), the increased popularity of apartments and condominiums, more individuals with growing discretionary income (resulting in the purchase of items such as boats and recreational vehicles that cannot be stored at residences), the growing number of small businesses and the escalating cost of other storage alternatives. As the demand for such storage increased, and the acceptance of self storage became more widespread, self storage properties were built throughout the United States. Generally, such properties were constructed along major thoroughfares that provided ready access and public visibility or in outlying areas where land was inexpensive. In certain areas of the country, where new construction was impractical because of construction costs, lack of suitable sites or other restrictions, older structures have been converted into self storage properties.

      We believe, based on our experience, that the self storage industry is characterized by fragmented ownership, high gross margins, low levels of price sensitivity and increasing customer demand. Typical customers of a self storage property include individuals, ranging from homeowners to college students, and commercial users, such as sales representatives and distributors, who require frequent access, to business owners requiring seasonal storage. We believe business use is a growing segment of demand in the industry. A single customer rarely occupies more than 1% or 2% of the net rentable area in any particular store.

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

COMPETITION

      Competition exists in every market in which our stores are located and as a result we compete with, among others, national, regional and numerous local self storage operators and developers. The primary factors on which competition is based are location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. We believe that the primary competition for potential customers of any of our self storage centers comes from other self storage properties within a five-mile radius of that store. We have positioned our stores within their respective markets as a high-quality operator that emphasizes customer service and security. We do not seek to be the lowest-price storage provider.

      Entry into the self storage business through acquisition of existing properties is relatively easy for persons or institutions with the required initial capital. Some of our competitors may have more resources than the Company. Competition may be accelerated by any increase in availability of funds for investment in real estate. Decreases in interest rates tend to increase the availability of funds and therefore can increase the growth of competition. Due to recent increases in plans for development of self storage properties, we anticipate that increased available storage space will continue to reduce occupancy levels per storage property in certain markets in 1997 and 1998 and further intensify competition among storage providers for available tenants in those markets. The extent to which we are affected by competition will depend in significant part on local market conditions.

REGULATION

                            Environmental Regulations

      The Company is subject to federal, state and local environmental regulations that apply to the ownership, management and development of real property, including regulations affecting both construction activities and the operation of self storage properties.

      In developing properties and constructing improvements, we utilize environmental consultants and/or governmental data to determine whether there are any floodplains, wetlands or environmentally sensitive areas that are part of the property to be developed. If any such areas are identified, development and construction are planned in conformance with federal, state, and local environmental and land-use requirements.

      Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws may impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner's ability to sell the property or to borrow using the property as collateral, and may cause the owner or manager of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in the owner or manager incurring substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

      We have not been notified by any governmental authority of any current, material environmental noncompliance, claim or liability in connection with any of the properties it owns or manages. We have not been notified of a current claim for personal injury or property damage by a private party in connection with any of the properties in connection with environmental conditions. We have received a Phase I environmental assessment report prepared by an independent environmental consultant for each of the properties we own.

      We are not aware of any environmental condition with respect to the properties we own or manage that could have a material adverse effect on our financial condition or results of operations. There can be no assurance, however, that any environmental assessments undertaken with respect to the properties have revealed all potential environmental liabilities, that any prior owner or operator of the properties did not create any material environmental condition not known to us, or that an environmental condition does not otherwise exist as to any one or more of the properties that could have a material adverse effect on our financial condition or results of operation. In addition, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of our owned or managed properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us, or
(iii) tenants will not violate their leases by introducing hazardous or toxic substances into our owned or managed properties that could expose us to liability under federal or state environmental laws.

          Americans With Disabilities Act; Fire and Safety Regulations

      Under the ADA, all public accommodations are required to meet certain federal requirements relating to physical access and use by disabled persons. Compliance might require, among other things, removal of access barriers. A determination that we are not in compliance with the ADA could result in the imposition of fines, injunctive relief, damages or attorneys' fees. If we were required to make modifications to comply with the ADA, our ability to make expected distributions to our shareholders could be adversely affected; however, management believes that such effect would not be material. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. Compliance with such requirements may require substantial capital expenditures, which would reduce money otherwise available for distribution to shareholders.

INSURANCE

      We believe that our self storage properties are covered by adequate fire, flood, wind, earthquake and property insurance, as well as business interruption insurance, provided by reputable companies and with commercially reasonable deductibles and limits. We purchase title insurance on all of our properties at the time of acquisition. We use our discretion in determining amounts, coverage limits and deductibility provisions of title, casualty and other insurance, based on the purchase price paid for such property, in each case with a view to obtaining appropriate insurance coverage on our properties at a reasonable cost and on suitable terms.

EMPLOYEES

      As of December 31, 1996, the Company employed approximately 700 persons. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2 - PROPERTIES

      The Company owns, as of December 31, 1996, directly and through its subsidiaries and joint ventures, 237 properties (including 234 self storage properties) located in 19 states. Our self storage properties are designed to offer accessible storage space for personal and business use. Individuals typically rent individual units in self storage properties for storage of personal belongings such as furniture, appliances, motor vehicles, boats and other household and recreational goods. Businesses typically rent space for storage of business property such as equipment, seasonal goods, records and fixtures. We believe that it is desirable to have commercial customers because they tend to rent larger units, stay for longer terms, are more reliable payers and are less sensitive to price increases. Accordingly, we have marketing programs that target commercial users. We estimate that commercial users account for approximately 30%-35% of our total occupancy.

      Our self storage properties are divided into a number of self-enclosed rental units that generally range in size from 25 to 360 square feet. Many properties have uncovered storage outside the buildings for parking motor vehicles, boats, campers and other similar items suitable for outside storage. Additionally, a number of our properties include climate-controlled storage units for which we charge rents at substantial premiums.

      Customers of self storage properties are generally responsible for delivering and retrieving their goods. Many leased spaces can be accessed directly by automobile or truck, but some properties, in particular the multistory buildings, have separate loading docks and elevators available for delivery and retrieval of stored goods. Customers generally have access to their unit without additional charge during normal business hours and control access to such space through the use of padlocks. We offer truck rentals at a majority of our properties for added convenience to our customers and to differentiate ourself from most of our competitors. In addition to truck rentals, we sell locks, boxes and packing and storage materials at our stores.

      The leasing, maintenance and operation of our stores are the responsibility of store managers. The property's security is provided through a variety of systems that may include, among others, on site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, property fencing and lighting.

      Although our stores range considerably in size, most properties consist of one or more single-story buildings that are located on a site of 1.5 to 5 acres. The smallest store has approximately 25,000 net rentable square feet, while the largest store has approximately 300,000 net rentable square feet. The properties generally are constructed with concrete block or tilt-up concrete panels, with steel columns or precast concrete columns that rest on concrete footings and slabs, and have built-up tar roofs or pitched truss roofs with shingles or standing seam metal roofs. The interior walls are generally constructed with metal studs and partitions or other construction materials that are secure but readily movable. The parking areas and driveways are generally asphalt or cement. All stores have fencing, floodlights, and electronic gates.

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

      The following table provides information regarding the year developed or acquired (by the Company or by one of the predecessor partnerships., as the case may be), year built, approximate net rentable square feet and acreage of each of the self storage properties and business parks owned by us as of December 31, 1996. We own additional properties which are under development, but not reflected in this table.

                                                                                APPROXIMATE
                                                PROPERTY   OWNED     YEAR       NET RENTABLE
PROPERTY NAME              PROPERTY LOCATION     STATE     SINCE     BUILT      SQUARE FEET     ACREAGE
------------------------   -------------------  --------   -------   -------    -------------   --------
Chandler                   Chandler               AZ       1986      1986          69,000         4.0
Dobson Ranch               Mesa                   AZ       1996      1978          55,000         4.2
Gilbert                    Gilbert                AZ       1996      1985          66,000         4.0
Mesa                       Mesa                   AZ       1987      1985         103,000         4.8
Phoenix                    Phoenix                AZ       1985      1984          77,000         2.7
Phoenix East               Phoenix                AZ       1987      1984          66,000         2.0
Scottsdale                 Scottsdale             AZ       1985     1976/85        47,000         3.0
Scottsdale North           Scottsdale             AZ      1985/87    1985         112,000         4.1
Tempe                      Tempe                  AZ       1984      1976          54,000         3.0
Warner (1)                 Mesa                   AZ       1995      1985          62,000         3.1
Aliso Viejo                Aliso Viejo            CA       1996      1996          70,000         3.5
Castro Valley              Castro Valley          CA       1996      1975          72,000         3.1
Colton                     Colton                 CA       1985      1984          73,000         3.8
Culver City                Los Angeles            CA       1988      1989          76,000         1.4
Daly City                  Daly City              CA       1995      1989          96,000         5.2
El Cajon                   El Cajon               CA       1986      1977         127,000         6.0
El Cerrito                 Richmond               CA       1986      1987          62,000         1.5
Fontana Sierra             Fontana                CA       1987     1980/85        84,000         3.6
Hayward/Union City(2)      Hayward                CA       1985      1985          90,000         5.7
Huntington Beach           Huntington Beach       CA       1988      1986          91,000         3.3
Kearney-Balboa             San Diego              CA       1986      1984          94,000         2.3
La Habra                   La Habra               CA       1986     1979/91        97,000         7.1
Martinez (3)               Martinez               CA       1995      1987          56,000         3.0
Mountain View              Mountain View          CA       1987      1986          29,000         0.7
Newark                     Newark                 CA       1996      1991          61,000         3.1
Ontario                    Ontario                CA       1996      1984          57,000         2.1
Orange                     Orange                 CA       1996      1985          90,000         2.8
Palo Alto                  Palo Alto              CA       1986      1987          49,000         1.4
Pinole (3)                 Pinole                 CA       1995      1988          38,000         2.5
S. San Francisco           San Francisco          CA       1987      1985          57,000         2.1
Sacramento                 Sacramento             CA       1996      1991          53,000         2.6
San Leandro                San Leandro            CA       1996      1991          59,000         2.7
San Lorenzo                San Lorenzo            CA       1996      1990          54,000         1.9
Santa Ana                  Santa Ana              CA       1986     1975/86       168,000         8.1
Solana Beach (4)           Solana Beach           CA       1987      1984          95,000         4.5
Sunnyvale                  Sunnyvale              CA       1986     1974/75       122,000         6.5
Tracy                      Tracy                  CA       1996      1986          70,000         3.0
Walnut                     Walnut                 CA       1996      1986          96,000         3.6
Westwood                   Santa Monica           CA       1986      1988          38,000         0.3
Lakewood                   Golden                 CO       1986      1985          67,000         2.7

                                                                                APPROXIMATE
                                                PROPERTY   OWNED     YEAR       NET RENTABLE
PROPERTY NAME              PROPERTY LOCATION     STATE     SINCE     BUILT      SQUARE FEET     ACREAGE
------------------------   -------------------  --------   -------   -------    -------------   --------
Northglenn                 Northglenn             CO       1987      1979          75,000         5.5
Tamarac                    Denver                 CO       1984      1977          25,000         1.9
Thornton                   Denver                 CO       1984      1984          41,000         2.4
Windermere                 Littleton              CO       1984     1977/79        83,000         5.3
Davie (5)                  Davie                  FL       1996      1990          76,000         5.5
Delray Beach               Delray Beach           FL       1996      1986          77,000         4.5
Margate                    Margate                FL       1996      1984          75,000         4.0
Military Trail             West Palm Beach        FL       1987      1981         124,000         9.4
Oakland Park               Ft. Lauderdale         FL       1985     1974/78       292,000        13.4
Seminole                   Seminole               FL       1986     1984/85        61,000         2.7
West Palm Beach            West Palm Beach        FL       1987      1975         163,000        11.8
Ansley Park                Atlanta                GA       1995      1991          69,000         1.4
Brookhaven                 Atlanta                GA       1995      1992          66,000         2.0
Clairemont                 Atlanta                GA       1996      1990          42,000         1.1
Decatur                    Atlanta                GA       1995      1992          63,000         2.5
Forest Park                Forest Park            GA       1996      1980          65,000         7.9
Gwinnett                   Lawrenceville          GA       1996      1996          54,000         4.4
Morgan Falls               Dunwoody               GA       1996      1990          76,000         3.7
Norcross                   Norcross               GA       1996      1984          62,000         9.3
Perimeter                  Atlanta                GA       1996      1996          61,000         3.3
Roswell                    Roswell                GA       1986      1986          57,000         3.8
Stone Mountain             Stone Mountain         GA       1996      1985          61,000        10.1
Tucker                     Tucker                 GA       1996      1987          60,000         4.6
Alsip                      Alsip                  IL       1982      1980          66,000         4.6
Bridgeview                 Bridgeview             IL       1985      1983          75,000         4.1
Dolton                     Calumet City           IL       1982      1979          64,000         3.0
Hillside                   Hillside               IL       1988      1988          65,000         5.3
Lisle                      Lisle                  IL       1986     1976/86        52,000         3.4
Lombard                    Lombard                IL       1982      1980          52,000         3.1
Oak Forest                 Orland Park            IL       1995      1991          63,000         3.9
Rolling Meadows            Rolling Meadows        IL       1982      1980          60,000         4.5
Schaumburg                 Schaumburg             IL       1982      1980          71,000         4.3
Willowbrook                Willowbrook            IL       1986     1979/82        44,000         3.3
Carmel                     Carmel                 IN       1996      1996          61,000         4.3
College Park               Indianapolis           IN       1986      1984          70,000         6.0
Georgetown                 Indianapolis           IN       1996      1996          83,000         4.2
Glendale                   Indianapolis           IN       1986      1985          60,000         5.6
Briggs Chaney              Silver Spring          MD       1994      1987          28,000         2.0
Clinton                    Clinton                MD       1986      1985          31,000         2.0
Crofton                    Gambrills              MD       1988      1985          40,000         2.1
Frederick                  Frederick              MD       1994      1987          32,000         1.7
Gaithersburg               Gaithersburg           MD       1994      1986          57,000         5.4
Germantown                 Germantown             MD       1994      1988          45,000         1.9
Laurel                     Laurel                 MD       1988      1984          30,000         2.0
Oxon Hill                  Ft. Washington         MD       1994      1987          28,000         1.3

                                                                                APPROXIMATE
                                                PROPERTY   OWNED     YEAR       NET RENTABLE
PROPERTY NAME              PROPERTY LOCATION     STATE     SINCE     BUILT      SQUARE FEET     ACREAGE
------------------------   -------------------  --------   -------   -------    -------------   --------
Suitland                   Suitland               MD       1987      1985          44,000         2.7
Ann Arbor                  Ann Arbor              MI       1988      1977          62,000         3.9
Canton                     Canton                 MI       1988      1986          58,000         3.3
Fraser                     Fraser                 MI       1988      1985          73,000         5.2
Grand Rapids               Grand Rapids           MI       1983      1978          46,000         3.2
Kalamazoo                  Kalamazoo              MI       1980      1980          43,000         3.0
Lansing                    Lansing                MI       1983     1978/79        41,000         2.5
Livonia                    LIvonia                MI       1988      1985          67,000         4.8
Madison Heights            Detroit                MI       1995      1977          66,000         4.1
Plymouth                   Canton Township        MI       1985      1979          75,000         5.3
Rochester                  Utica                  MI       1996      1989          57,000         4.8
Southfield                 Southfield             MI       1983      1976          77,000         4.3
Sterling Heights           Sterling Heights       MI       1996      1986         105,000         8.9
Taylor                     Taylor                 MI       1995      1980          66,000         4.2
Troy East                  Troy                   MI       1981     1975/77        79,000         4.8
Troy West                  Troy                   MI       1983      1979          88,000         5.2
Walled Lake                Walled Lake            MI      1985/89    1984          68,000         4.3
Warren                     Warren                 MI       1988      1985          68,000         4.6
Bellefontaine              St. Louis              MO       1985      1979          45,000         4.9
Brentwood                  Brentwood              MO       1988      1977          53,000         3.4
Olive Innerbelt            St. Louis              MO       1987     1952/86        94,000         2.5
Capital Blvd.              Raleigh                NC       1994      1984          35,000         2.1
Cary                       Cary                   NC       1994      1984          62,000         4.7
Garner                     Garner                 NC       1994      1987          28,000         3.1
Glenwood                   Raleigh                NC       1994      1983          31,000         1.9
Morrisville                Morrisville            NC       1994      1988          40,000         3.3.
Old Bridge                 Matawan                NJ       1987      1987          78,000         6.1
Gold                       Brooklyn               NY       1986      1940         108,000         0.4
Northern                   Long Island City       NY       1987      1940          78,000         1.9
Utica                      Brooklyn               NY       1986      1964          71,000         1.1
Van Dam                    Long Island City       NY       1986      1925          63,000         0.5
Yonkers                    Yonkers                NY       1986      1928         102,000         1.6
16th & Sandy (3)           Portland               OR       1995                    26,000         0.5
Allen Blvd.                Beaverton              OR       1996      1973          42,000         2.6
Barbur Boulevard           Portland               OR       1995      1993          67,000         2.8
Beaverton                  Beaverton              OR       1985      1974          26,000         2.0
Denny Road                 Beaverton              OR       1989      1988          65,000         6.2
Division (5)               Portland               OR       1996      1992          47,000         2.0
Gresham                    Portland               OR       1996      1996          64,000         4.4
Hillsboro                  Portland               OR       1996      1996          65,000         8.9
King City                  Tigard                 OR       1987      1986          84,000         4.9
Liberty Road               Salem                  OR       1995      1993          54,000         4.4
Milwaukie (5)              Milwaukie              OR       1996      1990          62,000         3.3
Oregon City                Portland               OR       1995      1992          57,000         3.2
Portland                   Portland               OR       1988      1988          49,000         2.1

                                                                                APPROXIMATE
                                                PROPERTY   OWNED     YEAR       NET RENTABLE
PROPERTY NAME              PROPERTY LOCATION     STATE     SINCE     BUILT      SQUARE FEET     ACREAGE
------------------------   -------------------  --------   -------   -------    -------------   --------
Salem                      Salem                  OR       1983     1979/81        67,000         3.8
Airport                    Philadelphia           PA       1986      1985         101,000         6.7
Edgemont                   Philadelphia           PA       1995      1992          64,000         5.5
West Chester (4)           West Chester           PA       1986      1980          87,000         7.0
Franklin (6)               Nashville              TN       1995      1995          55,000         3.3
Hermitage (7)              Nashville              TN       1995      1995          68,000        19.0
Rivergate(6)               Nashville              TN       1996      1996          83,000         4.7
Medical Center (8)         Nashville              TN       1994      1995          60,000         2.3
Arlington                  Arlington              TX       1986      1984          57,000         2.7
Bandera Road               San Antonio            TX       1988      1981          76,000         3.6
Bedford                    Bedford                TX       1985      1984          69,000         2.7
Beltline Road              Irving                 TX       1989     1985/86        89,000         6.3
Blanco Road                San Antonio            TX       1988     1989/91        66,000         3.6
East Lamar                 Arlington              TX       1996      1996          58,000         3.0
Euless Blvd.               Hurst                  TX       1987      1974          68,000         4.7
Federal                    Houston                TX       1988      1988          55,000         3.4
Fredicksburg               San Antonio            TX       1987     1978/82        82,000         4.5
Greenbriar                 Houston                TX       1989      1988          60,000         1.8
Highway 6                  Houston                TX       1995      1995          57,000         4.1
Hill Country Village       San Antonio            TX       1985      1982          79,000         4.0
Hillcroft (4)              Houston                TX       1991      1988          59,000         3.4
Imperial Valley            Houston                TX       1988      1987          54,000         3.1
Irving/MacArthur Blvd.(2)  Irving                 TX       1985     1975/84       141,000        11.4
Kingwood                   Kingwood               TX       1988      1988          54,000         3.3
McArthur Crossing          Irving                 TX       1996      1996          66,000         4.1
Medical Center             Houston                TX       1989      1989          57,000         2.6
North Austin               Austin                 TX       1986      1982          76,000         5.9
Park Cities East           Dallas                 TX       1995      1995          56,000         4.3
Parker Road                Dallas                 TX       1995      1995          46,000         3.5
River Oaks (5)             Houston                TX       1996      1989          67,000         2.4
San Antonio NE             San Antonio            TX       1985      1982          74,000         3.6
South Cooper               Arlington              TX       1996      1996          61,000         3.7
Sugarland                  Sugarland              TX       1988      1987          55,000         3.0
T.C. Jester                Houston                TX       1996      1990          64,000         2.8
Thousand Oaks              San Antonio            TX       1986      1987          53,000         2.9
Universal City (1)         San Antonio            TX       1995      1985          77,000         5.1
Westheimer                 Houston                TX       1986      1977          73,000         3.7
Windcrest                  San Antonio            TX       1996      1975          86,000         6.3
Woodforest                 Houston                TX       1996      1996          65,000         6.2
Woodlands                  Houston                TX       1988      1988          64,000         3.8
Bayside                    Virginia Beach         VA       1988      1984          28,000         1.7
Burke                      Fairfax                VA       1996      1984          32,000         1.7
Cedar Road                 Chesapeake             VA       1994      1989          36,000         2.1
Charlottesville            Charlottesville        VA       1994      1984          32,000         2.1
Chesapeake                 Chesapeake             VA       1996      1986          58,000         5.2

                                                                                APPROXIMATE
                                                PROPERTY   OWNED     YEAR       NET RENTABLE
PROPERTY NAME              PROPERTY LOCATION     STATE     SINCE     BUILT      SQUARE FEET     ACREAGE
------------------------   -------------------  --------   -------   -------    -------------   --------
Crater Road                Petersburg             VA       1994      1987          36,000         3.8
Dale City                  Dale City              VA       1994      1986          31,000         1.6
Fairfax                    Fairfax                VA       1986      1980          62,000         5.6
Falls Church               Falls Church           VA       1987      1988          93,000         1.5
Gainesville                Gainesville            VA       1994      1988          31,000         2.0
Herndon                    Herndon                VA       1988      1985          39,000         3.0
Holland Road               Virginia Beach         VA       1994      1985          34,000         3.9
Jeff Davis Hwy             Richmond               VA       1994      1990          35,000         5.2
Kempsville                 Virginia Beach         VA       1989      1985          33,000         2.0
Laskin Road                Virginia Beach         VA       1994      1984          39,000         2.5
Leesburg                   Leesburg               VA       1996      1986          28,000         1.6
Manassas East & West(2)    Manassas               VA       1988      1984          70,000         3.5
Midlothian Turnpike        Richmond               VA       1996      1984          44,000         2.9
Newport News North         Newport News           VA       1996      1986          59,000         3.8
Newport News. S            Newport News           VA      1985/92    1985          60,000         3.9
North Richmond             Richmond               VA       1988      1984          37,000         2.6
Princess Anne Road         Virginia Beach         VA       1994      1985          40,000         2.2
S. Military Highway        Virginia Beach         VA       1996      1984          48,000         2.7
Temple Avenue              Petersburg             VA       1994      1989          34,000         4.0
Virginia Beach             Virginia Beach         VA       1989      1985          36,000         2.3
Auburn                     Auburn                 WA       1996      1996          62,000         7.3
Aurora North               Seattle                WA       1986      1978          58,000         1.6
Bellefield                 Bellevue               WA       1996      1978          67,000         2.9
Bellevue East & West (2)   Bellevue               WA       1984      1975         165,000        10.8
Bellingham                 Bellingham             WA       1981      1981          73,000         5.7
Burien                     Seattle                WA       1985      1974          92,000         5.3
Canyon Park (9)            Bothell                WA       1996      1990          58,000         4.4
Capitol Hill (10)          Seattle                WA       1987      1988          76,000         0.7
Downtown Seattle (11)      Seattle                WA       1986      1912          28,000         0.3
E. Bremerton               Bremerton              WA       1996      1985          66,000         3.1
East Lynnwood              Lynnwood               WA       1986      1978          80,000         3.8
Edmonds                    Edmonds                WA       1984     1974/75       120,000         6.5
Everett                    Everett                WA       1981      1978          64,000         4.2
Factoria                   Bellevue               WA       1984      1984          57,000         3.8
Factoria Square            Bellevue               WA       1996      1989          70,000         1.9
Federal Way                Federal Way            WA       1984      1975         134,000         5.7
Fife (12)                  Tacoma                 WA       1984      1977          64,000         3.9
Hazel Dell (5)             Vancouver              WA       1996      1989          56,000         3.4
Highland Hill              Tacoma                 WA       1981      1982          60,000         3.9
Interbay                   Seattle                WA       1987      1988          80,000         0.4
Issaquah                   Issaquah               WA       1985      1986          56,000         4.7
Kennydale                  Renton                 WA       1996      1991          67,000         2.8
Lake City (1)              Seattle                WA       1995      1987          51,000         1.1
North Spokane              Spokane                WA       1984      1976          76,000         4.1
Puyallup                   Puyallup               WA       1996      1986          28,000         1.7

                                                                                APPROXIMATE
                                                PROPERTY   OWNED     YEAR       NET RENTABLE
PROPERTY NAME              PROPERTY LOCATION     STATE     SINCE     BUILT      SQUARE FEET     ACREAGE
------------------------   -------------------  --------   -------   -------    -------------   --------
Renton                     Renton                 WA       1984     1979/89        80,000         4.5
Sea-Tac                    Seattle                WA       1985      1979          60,000         3.0
Seattle                    Seattle                WA       1983      1979          79,000         4.5
Smokey Point               Arlington              WA       1987     1984/87        34,000         2.2
South Center               Renton                 WA       1985      1979          67,000         4.1
South Hill`                Seattle                WA       1995      1980          44,000         2.8
South Tacoma               Tacoma                 WA       1987      1975          46,000         3.1
Sprague (5)                Tacoma                 WA       1996     1950/89        51,000         2.8
Tacoma Interstate (12)     Tacoma                 WA     87/88/91   1979/81       128,000        12.2
Totem Lake                 Kirkland               WA       1984      1978          61,000         2.6
Vancouver Mall             Vancouver              WA       1980      1982          46,000         3.3
West Seattle               Seattle                WA       1980      1981          48,000         3.4
Woodinville                Woodinville            WA       1984     1982/84        70,000         3.5
Forest (13)                Greater Brussels     Belgium    1995      1995          49,000         0.4
Molenbeek (13)             Greater Brussels     Belgium    1995      1995          34,000         0.5
Waterloo (13)              Greater Brussels     Belgium    1995      1995          86,000         3.5
Zaventem(13)               Greater Brussels     Belgium    1996      1996          35,000         3.0
                                                                             ------------    --------
                                                                   Total       15,436,000       899.7
                                                                             ============    ========

---------------

(1) We own a 74.1% interest in this property. (Does not include general partner interest)

(2)   These properties are now operated as one property.

(3) We own a 36.1% interest in this property. (Does not include general partner interest)

(4) We do not have fee title, but have a long-term lease, with respect to the land on which property is located.

(5) We own a 3.8% interest in this property. (Does not include general partner interest)

(6)   We own a 85.5% interest in this property.

(7)   We own a 50% interest in this property.

(8)   We own a 67% interest in this property.

(9) We own a 3.2% interest in this property. (Does not include general partner interest)

(10)  We own a 90% interest in this property.

(11)  Property is a commercial building.

(12)  Property is a business park.

(13)  We own a 85.6% interest in this property.

      The following table sets forth information by state regarding weighted average occupancy and weighted average rent per square foot for the domestic self storage properties owned by the Company for the years ended December 31, 1996, 1995 and, 1994.

                      AVERAGE OCCUPANCY        AVERAGE RENT PER SQUARE FOOT
                  -------------------------   ------------------------------
  STATE              1996    1995     1994      1996      1995        1994
-----------       -------  -------  -------   ---------  ---------  --------
Arizona               78%     84%     91%      $  9.21    $  9.15   $ 7.50
California            88      85      86         10.32      10.04     9.28
Colorado              82      88      91          8.08       7.52     7.01
Florida               85      83      85          8.41       8.12     7.70
Illinois              94      95      95          8.60       8.30     7.84
Michigan              91      93      91          8.09       7.38     6.66
New York              89      92      87         15.98      15.14    14.63
Oregon                84      92      93          8.34       7.77     7.22
Texas                 79      82      87          8.19       8.13     7.63
Virginia              92      90      89          9.35       8.95     9.40
Washington            90      89      88          8.41       8.17     7.83
Other                 87      89      92         10.11       9.48     8.53
                  -------  -------  -------   ---------  ---------  --------
Weighted Average      87%     88%     89%      $  9.23    $  8.84   $ 8.25

      The following table sets forth information for all domestic properties owned by the Company (and its predecessors) regarding weighted average occupancy and weighted average rent per square foot for the years ended December 31, 1996 through December 31, 1992.

                                 1996    1995     1994   1993(2) 1992(1)
                                 ----    ----     ----   ------- -------
Weighted average occupancy        87%     88%     89%      87%     86%
Weighted average rent per
square foot                   $ 9.23   $ 8.84 $ 8.25   $ 7.84  $ 7.68

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

      Other Properties. The Company owns two business parks, both of which are located near Tacoma, Washington. The business parks were built in 1977 and 1979 and contain an aggregate of approximately 191,000 net rentable square feet. We also manage one additional business park for an unaffiliated owner. In addition, we own a property in downtown Seattle, Washington that is leased to a records storage company affiliated with our management, on terms approved by our disinterested directors.

ITEM 3 - LEGAL PROCEEDINGS

      On July 16,1996, Irving and Roberta B. Schuman, unitholders of IDS/Shurgard Income Growth Partners L.P. II, filed a purported class and derivative action complaint on behalf of the IDS Partnerships in the Superior Court of the State of Washington in and for the County of King naming the Company, Charles K. Barbo, each of the General Partners of the IDS partnerships, and others as defendants.

      In the complaint, the plaintiffs asserted claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of contract and fraud against each of the defendants for their actions taken in connection with the tender offers for units in the IDS partnerships and the mergers of the Company with the IDS partnerships. The plaintiffs requested monetary damages and equitable relief. The Plaintiffs' motion for preliminary injunction was denied on October 3, 1996.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the fourth quarter of 1996.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      On May 5, 1995, the Company began trading on the NYSE under the symbol "SHU." Before May 5, 1995, the Common Stock was quoted on the Nasdaq National Market under the symbol "SHUR." As of March 3, 1997, there were 27,505 holders of record of our Common Stock and the reported NYSE closing price per share of Common Stock was $28.38.

      The table below sets forth for the fiscal periods indicated the high and low closing prices per share of Common Stock as reported in published financial sources, and distributions declared.

                                    PRICE PER SHARE OF
                                       COMMON STOCK
                                  ----------------------     DISTRIBUTIONS
                                     HIGH          LOW         DECLARED(1)
                                  --------     ---------   -----------------
1995
  First Quarter.................   $23.75        $19.50           $.46
  Second Quarter(2).............    24.25         22.63            .46
  Third Quarter.................    26.00         22.25            .46
  Fourth Quarter................    27.38         24.75            .56(3)
1996
  First Quarter.................    27.50         25.88            .47
  Second Quarter................    26.13         24.13            .47
  Third Quarter.................    26.00         23.63            .47
  Fourth Quarter................    29.63         25.13            .47

-------------

(1) Distributions declared by the Board of Directors based on financial results for the quarter specified.

(2) The high and low closing prices of the Common Stock were $23.50 and $23.00 per share, respectively, during the period from April 1, 1995 through May 4, 1995, when the Common Stock was quoted on the Nasdaq National Market. The high and low closing prices of the Common Stock were $24.50 and $22.63 per share, respectively, during the period from May 5, 1995, the date of commencement of trading of the Common Stock on the NYSE, through June 30, 1995.

(3)   Includes a special distribution of $.10 declared in November 1995.

      Holders of shares of Company Common Stock are entitled to receive distributions when, as and if declared by our Board of Directors out of any assets legally available for payment. We are required to distribute annually to our shareholders at least 95% of our "REIT taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income.

ITEM 6 - SELECTED FINANCIAL DATA

      The following selected consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K.

(in thousands, except per share data)


                                               COMPANY                                   PREDECESSOR(1)
                            ---------------------------------------------   ---------------------------------------
                                           AT OR FOR YEAR                                      AT OR FOR YEAR
                                           ENDED DEC. 31,                     JAN 1 TO          ENDED DEC. 31,
                            ---------------------------------------------      MAR 1,     -------------------------
                               1996             1995             1994(2)        1994          1993          1992
                            -----------      -----------      -----------   -----------   -----------   -----------
OPERATING DATA:
Total revenues              $   110,399      $    96,771      $    66,921   $    12,368   $    72,346   $    67,105
Net income                       32,785           29,572           17,821        34,286        18,284        22,055

Net income per
  common share(3)                  1.39             1.43             1.05         63.97         34.11         41.15
Distributions
  declared per
  common share(3)                  1.41(6)          2.38(5)          1.02(4)     732.05         59.57         56.71
BALANCE SHEET DATA:
Total assets                    804,483          610,394          494,590       391,685       393,982       400,182
Total borrowings                272,791          142,840          167,137          --          26,016        24,365


-----------

(1) The Predecessor information reflects the combination of the 17 partnerships included in the Consolidation.

(2) Operating data for the year ended December 31, 1993 are not included as they are de minimis.

(3) Predecessor "per share" information is net income and distributions per limited partner unit. Distributions for the period from January 1, 1994 to March 1, 1994 include the liquidating distribution made in connection with the Consolidation.

(4) Does not include the distribution of $.44 per share declared in January 1995 based on financial results for the quarter ended December 31, 1994.

(5) Includes distribution of $.44 per share declared in January 1995 based on financial results for the quarter ended December 31, 1994 as well as the special distribution of $.10 declared in November 1995.

(6) Does not include the distribution of $.47 per share declared in January 1997 based on financial results for the quarter ended December 31, 1996.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is a fully integrated, self-administered, self-managed REIT headquartered in Seattle, Washington, specializing in all aspects of the self storage industry. We operate a network of more than 270 storage centers located throughout the United States and in Europe. Of these properties, we own, as of December 31, 1996, directly and through our wholly owned subsidiaries and joint ventures, 237 operating properties (including 234 self storage properties), containing approximately 15.5 million net rentable square feet, located in 19 states. Self storage properties offer low-cost, easily accessible storage space for personal and business uses. Our investment objective is to maximize shareholder value by increasing funds from operations through internal growth and through the acquisition and development of additional self storage properties. We believe that our access to both the debt and equity markets, the experience of our management team in acquiring, developing, and operating self storage properties, our geographic diversification and our emphasis on quality will enhance our ability to achieve this objective.

      Our mission is to be the national leader in storage products and services. We believe we can obtain this goal by focusing on providing exceptional customer service and the highest quality products to our customers.

      We believe that in order to supply the best customer service in the industry, we must have employees who are both responsive to customer needs and innovative in their approach to servicing those needs. Accordingly, we promote employee empowerment and training programs, as well as personnel policies that attract quality people. We also promote entrepreneurship among our employees by encouraging the exchange of ideas on providing new ways to meet customers' ever-changing needs. One service that is currently being tested as a result of this company culture involves bringing storage to the customer through a containerized storage business. Another is designed to make the process of renting storage more convenient by placing kiosks in local malls at which a customer may rent a storage unit.

      As part of our focus on obtaining the highest quality products for our customers, we look for those storage centers that are located in well populated retail areas. When entering a market, we seek dominant locations within specific three to five mile trade areas. "Dominant locations" refers to highly visible and accessible locations in retail corridors. This kind of visibility creates customer awareness. Through multiple locations of this kind within a metropolitan area, we establish brand recognition as well as economies of scale in operations of our stores. We seek to own at least 15 stores in each of our markets in order to realize these efficiencies. To further enhance brand recognition, we strive to achieve a uniform look to our properties. This is accomplished through the use of signage, color schemes, quality of the building and our trademark "lighthouse" office design in new developments.

      Throughout the past three years, we have expanded our portfolio of real estate properties and real estate based investments through the use of equity and debt capital. During 1996, we acquired 40 (four in which we previously owned a 30% interest) and developed 14 new centers directly or through joint ventures. The following discussion of operations provides additional comparative financial information and discussion of each of the areas of growth, including internal or same store growth, direct acquisitions, domestic development, European development, property management operations and other forms of real estate investments. A discussion of capital expenditures, financing transactions and liquidity is also included.

      When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. Such statements are subject to risks that could cause actual results to differ materially including the risk that competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop. We are also at risk for increases in expenses of labor, taxes, marketing and construction. Other factors which could affect our financial results are described below and in Item 1 (Business) of this Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date hereof. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date hereof.

INTERNAL GROWTH

      In 1996, we continued our focus on increasing net operating income from our existing real estate assets. One of the ways we analyze our performance is to measure year over year improvements in same store operating results. We define "same stores" each quarter as those stabilized storage centers which were owned for the entire quarter of both comparison years. Thus, storage centers acquired in May of 1995 are included only in the third and fourth quarter same store comparison of 1995 versus 1996. Developed storage centers are included in same stores in the first full quarter following two years of operations. Annual same store data is the combination of same store data for each quarter. Other storage companies may define same stores differently, which will affect their comparability. The following table summarizes same store operating performance from 1996 to 1994.

SAME STORE RESULTS
(dollars in thousands except average rent)


                                          YEAR ENDED DECEMBER 31,(1)            YEAR ENDED DECEMBER 31,(2)
                                      -----------------------------------   -------------------------------------
                                                                     %                      PRO FORMA         %
                                         1996           1995       CHANGE      1995          1994(3)       CHANGE
                                      -----------    -----------   ------   -----------    -----------     -------
Rental revenue                        $    92,334    $    88,434     4.4%   $    81,113    $    76,777        5.6%
Property operating expenses(4)             28,031         26,545     5.6%        24,553         23,822        3.1%
                                      -----------    -----------            -----------    -----------
Net operating income                  $    64,303    $    61,889     3.9%   $    56,560    $    52,955        6.8%
                                      ===========    ===========            ===========    ===========
Avg. annual rent per sq.ft.(5)        $      9.22    $      8.89     3.7%   $      8.92    $      8.36        6.7%
Avg. sq.ft. occupancy                          89%            88%                                   88%        89%
Total net rentable sq.ft. (4th qtr)    10,900,000     10,900,000              9,900,000      9,900,000
No. of properties (4th qtr)                   169            169                    154            154

--------------
(1) Includes 30% of the operating results of four properties in which we own a 30% interest (operating results for these properties are not consolidated in our financial statements), as well as 74% of the operating results of three properties in which we own a 74% interest and 90% of the operating results of one property in which we own a 90% interest (operating results for those properties are consolidated in our financial statements). Includes only operating results for the six months ended December 31, 1995 and 1996 for the 15 properties purchased in the first half of 1995.

(2) Excludes the three storage centers sold in 1995. Includes 30% of the operating results of four properties in which we own a 30% interest (operating results for these properties are not consolidated in our financial statements), as well as 90% of the operating results of one property in which we own a 90% interest (operating results for this property are consolidated in our financial statements). Includes only operating results for the three months ended December 31, 1994 and 1995 for the 20 properties purchased in September 1994.

(3) Represents the actual historical results of the properties as if they had been acquired on January 1, 1994.

(4) Includes all direct property expenses. Does not include property management fees previously charged by the Management Company nor does it include any allocation of joint expenses incurred such as off-site management personnel.

(5) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

      As demonstrated by the operating information above, our same store net operating income is primarily driven by our ability to increase revenues while limiting expense increases. Various programs are utilized to bring in and keep storage customers in order to maximize property revenue. Providing the best customer service requires exceptional employees and on-going quality training. Personnel are trained in all aspects of storage operations from operating the computer system and renting a unit to analyzing demand and pricing strategies. They are also trained and authorized to make substantially all pricing and customer service decisions on-site, with reference to our values and mission statement. These training and personnel programs are continually evaluated and improved upon. Another revenue enhancing program undertaken in 1994 was the establishment of the national call center which fields overflow calls from all the individual properties, providing personal service when on-site employees are not available. Employees at the national call center are able to market and sell a rental at the store nearest to the caller.

      In 1996, we implemented a new pricing strategy called "revenue optimization." Historically, we have maintained a general policy on annual rent increases implemented toward the beginning of the year. The revenue optimization program focuses on establishing product pricing in relationship to demand and closing ratios (the percentage of prospects who subsequently rent a unit) in order to maximize revenues. The implementation of this new program took longer than expected and there were some additional training costs associated with implementing it. As such, we did not fully realize the impact of this strategy until the fourth quarter of 1996. However, now that the training phase is complete, we expect to see the benefits of this program in 1997.

      Net operating income has risen over the last three years due to increases in revenue, which are a function of changes in rental rates and occupancy. While storage has a seasonal trend, spring and summer being peak occupancy periods, the cycle is annual and the revenue trend from 1994 to 1996 reflects general market changes. Revenue gains from 1994 to 1995 resulted entirely from rental rate increases, while gains from 1995 to 1996 resulted primarily from rate increases with slight occupancy improvements. As a result of competition, we do not believe we can continue to increase rental rates as significantly as we had prior to 1996.

      Direct operating expenses were higher in 1996 than in 1995 due to a number of factors. We experienced unusually high real estate assessment increases in 1996, particularly in the Denver market. Additionally, we expanded our yellow page advertising coverage in markets where we intend to grow, but until the new developments open in those areas costs are allocated to the existing stores in that market. Training of field personnel for the revenue optimization program discussed above also impacted 1996 expenses. Despite these increases, direct operating expenses as a percentage of revenue remained constant.

      Industry occupancy rates rose between 1990 to about 1995 as demand continued to rise during a period of scarce capital and thus little storage development. We believe the month-to-month nature of storage rentals is such that in order to maintain available product for incoming customers, occupancy percentages in the high 80s to low 90s is considered "full." Beyond that level, average market rates will begin to rise. Beginning in 1995 and to a greater degree in 1996, we have seen development activity pick up in many of our markets and where this development has occurred close to our existing stores, we do not expect to be able to raise rents at the same rate as in the past. We believe that some of our markets have begun to reflect the effect of this development in 1996 and this will continue to be a factor in operating results for 1997 and 1998.

      The following table is a geographical summary of the changes in weighted average rents, rates and occupancies for the same store storage centers as defined in the footnotes to the previous table:

                                                            % CHANGE IN RATE           % CHANGE IN NO. OF
                                % CHANGE IN RENTS              PER SQ. FT.               SQ. FT. OCCUPIED
                             ------------------------    ------------------------    ------------------------
                             '95 TO '96    '94 TO '95    '95 TO '96    '94 TO '95    '95 TO '96    '94 TO '95
                             ----------    ----------    ----------    ----------    ----------    ----------
Arizona                        (4.3%)        10.8%          1.0%           21.7%       (5.2)%        (9.0)%
California                      7.0           4.5           3.5             6.8         3.4          (2.2)
Florida                         4.7           2.9           2.8             5.6         1.9          (2.6)
Illinois                        6.2           4.9           4.3             5.3         1.8          (0.4)
Maryland                        7.0           2.9           5.6             5.6         1.4          (2.6)
Michigan                        7.6          10.7           9.5             9.3        (1.8)          1.2
New York                        2.2           9.2           5.7             3.4        (3.3)          5.7
Oregon                          8.3           7.8           8.9             7.1        (0.6)         (0.7)
Texas                          (3.9)          2.6          (3.0)            7.5        (0.9)         (4.6)
Virginia                        6.9           5.2           4.2             4.0         2.6           1.2
Washington                      7.8           5.4           4.8             3.0         2.9           2.3
Other                           2.0           5.4           2.8             7.1        (0.8)         (1.6)
                               -----         -----         -----           -----      --------      ------
Weighted Average                4.4%          5.5%          3.7%            6.7%        0.7%         (1.1)%

      We believe our diversified portfolio minimizes the impact of individual market fluctuations that result from economic or competitive changes within these markets. In general, rental rate increases have driven the increase in revenues. Over the last three years, market conditions in Detroit, MI, Portland, OR and Seattle, WA contributed to above average revenue increases. Detroit and Portland, in particular, demonstrate our use of revenue optimization; although occupancy declined in both markets, revenues rose well above average due to rate increases. In 1996, Arizona has experienced new competition in certain trade areas and a leveling off of demand. Demand had been high in this market due to the long waiting periods for housing; as these waits have shortened, so has the average length of storage in this market. Additionally, the conversion of units to climate controlled space at one store created a drop in occupancy. During the construction phase of this project it was necessary to vacate these units, but they are expected to command higher rent. The conversion of these units was expected to be completed in late spring but due to unexpected delays was not finished until late August. The San Antonio, TX market declined in 1996 as new competition has forced rate decreases. Ten additional storage centers have opened within our trade areas in the last year and five new projects are currently under construction. Although performance continues to be below that of a year ago, we believe our stores in this market have stabilized. Our results in Houston, TX were impacted by a fire in 1995; revenue replacement insurance coverage has expired and new market competition has slowed the rent up of the reconstructed space.

ACQUISITIONS

      Although availability of capital and competition has in many cases driven acquisition prices up, we have continued to selectively seek acquisition opportunities for high quality storage centers that meet our investment standards. We have limited our efforts to pursue only those centers that enhance our existing network of stores (i.e. establish greater market presence or expand an established market to create greater economies of scale) and thus can be efficiently managed and operated. In many cases, this has resulted in the purchase of properties we had previously managed for affiliated owners. The acquisition of previously managed properties means the properties are in existing Shurgard markets and we are familiar with the operating issues of that particular store. Additionally, they have been maintained to our standards and as such do not have significant deferred maintenance costs. The operating results of our acquisitions are presented in the tables below in order to show the impact of our operating strategies since the acquisition date. Based on the definition of same stores, the results of these properties for certain periods have been included in the same store results previously discussed. (See notes
(1) and (2) to the Same Store Results table.)

RESULTS OF 1996 ACQUISITIONS
(dollars in thousands except average rent)                   YEAR ENDED
                                                         DEC. 31, 1996 (1)
                                                         -----------------
Rental revenue                                               $    2,787
Property operating expenses(2)                                      851
                                                             ----------
Net operating income                                         $    1,936
                                                             ==========
Avg. annual rent per sq.ft.(3)                               $     8.74
Avg. sq.ft. occupancy                                                88%
Total net rentable sq.ft.                                      2,400,000
Number of properties                                                 40
Number of property-months(4)                                         69

----------------

(1) Includes 70% of the operating results of the four storage centers purchased in November 1996 as a 30% interest was previously owned.

(2) Includes all direct property expenses. Does not include any allocation of joint expenses incurred such as off-site management personnel.

(3) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.

(4) Represents the sum of the number of months we operated each property during the year.

      During 1996, we purchased 40 storage centers, four in which we previously owned a 30% interest. Thirty-seven of these properties, totaling 2.3 million net rentable square feet, were purchased on November 14, 1996, through the acquisition of the IDS Partnerships. We paid approximately $122 million for the 33 storage centers and the remaining 70% interest in the four centers mentioned above. The purchase, which included $1.6 million in net liabilities and approximately $3 million in transaction costs, was funded through cash ($59 million) and the issuance of stock ($64 million). The 1996 pro forma yield on these properties was 10% (calculated as actual 1996 net operating income divided by cost). Pro forma results are not necessarily indicative of future results. Additional acquisitions included two Properties located in the greater Seattle, WA metropolitan area, and one located in Atlanta, GA. These three properties cost $6.4 million and added approximately 135,000 net rentable square feet to our portfolio.

RESULTS OF 1995 ACQUISITIONS
(dollars in thousands except average rent)

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                               1996         1995(1)    % CHANGE
                                             ---------    ---------   ----------
Rental revenue                               $   9,229    $   5,492        68.0%
Property operating expenses(2)                   2,455        1,592        54.2%
                                             ---------    ---------
Net operating income                         $   6,774    $   3,900        73.7%
                                             =========    =========
Avg. annual rent per sq.ft.(3)               $   10.59    $   10.25         3.3%
Avg. sq.ft. occupancy                               89%          86%
Total net rentable sq.ft.                      970,000      970,000
Number of properties                                15           15
Number of property-months(4)                       180          115

----------
(1) Includes the operating results of the three properties owned by Shurgard Institutional Partners in which we own a 59.5% interest.

(2) Includes all direct property expenses. Does not include property management fees previously charged by the Management Company nor does it include any allocation of joint expenses incurred such as off-site management personnel.

(3) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.

(4) Represents the sum of the number of months we operated each property during the year.

      In May 1995, we purchased the limited partner interest in Shurgard Evergreen Limited Partnership (the Evergreen Partnership), an entity formed in May 1990 to develop and own self storage centers, of which we are the general partner. The limited partner interest was owned by a wholly owned subsidiary of the State Investment Board of the State of Washington. The Evergreen Partnership developed and owns seven self storage centers directly and, through a joint venture, owns an interest in an additional three centers. The ten centers have an aggregate of 630,000 net rentable square feet. The purchase price for the limited partner interest in the Evergreen Partnership was $35.5 million which was financed through our line of credit. For 1996, the return on this investment in limited partnership interest, defined as net operating income divided by our historical investment amount, was 12.5%.

      In addition to these major acquisitions, in 1995 we also acquired four self storage properties through individual purchases and one storage property through the Merger with the Management Company. These five storage centers, having a total of approximately 340,000 net rentable square feet of storage space, are located and were acquired as follows: Daly City, CA (March 1995), Taylor, MI (March 1995), Orland Park, IL (May 1995), Puyallup, WA (May 1995) and Madison Heights, MI (June 1995). 1996 operating results for these acquisitions reflect the additional months of operations. We previously managed all but two of these properties.

RESULTS OF 1994 ACQUISITIONS
(dollars in thousands except average rent)

                                                   YEAR ENDED DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                                          --------------------------------------    -------------------------------------
                                             1996          1995        % CHANGE        1995          1994      % CHANGE
                                          ----------    ----------    ----------    ----------    ----------   ----------
Rental revenue                            $    6,366    $    5,939           7.2%   $    5,939    $    1,920          209%
Property operating expenses (1)                2,059         1,957           5.2%        1,957           554          253%
                                          ----------    ----------                  ----------    ----------
Net operating income                      $    4,307    $    3,982           8.2%   $    3,982    $    1,366          192%
                                          ==========    ==========                  ==========    ==========
Avg. annual rent per sq.ft. (2)           $     8.53    $     8.01           6.5%   $     8.01      n/a (3)
Avg. sq.ft. occupancy                             92%           91%                         91%           91%
Total net rentable sq.ft                     730,000       730,000                     730,000       730,000
No. of properties                                 20            20                          20            20
No. of property-months (4)                       240           240                         240            80

----------------

(1) Includes all direct property expenses. Does not include property management fees previously charged by the Management Company nor does it include any allocation of joint expenses incurred such as off-site management personnel.

(2) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.

(3) Information is not available for this period. Under the prior owner, the average rate per square foot for these properties was $7.34.

(4) Represents the sum of the number of months we operated each property during the year.

      In September 1994, we purchased 20 storage centers from an unaffiliated storage operator based in Raleigh, North Carolina for an aggregate purchase price of $34 million. These centers were financed with $30 million from our lines of credit, a $1 million note to the seller and $3 million in cash. This acquisition gave us a significant presence in the Raleigh market as well as expanding our presence in Washington DC, Richmond and Virginia Beach, VA. For 1996, annual return on this investment, defined as net operating income divided by the historical investment amount, was 12.7%. Since we began managing these properties, both rates and revenue for 1996 have increased faster than our total same store average discussed under Internal Growth. Expenses also rose more than the same store average due to an 18% increase in repair and maintenance expense in 1996.

DOMESTIC DEVELOPMENT

      Our long-term growth plan focuses on the development of new storage centers in markets in which we currently operate. This is due to the increased competition for acquisitions in the storage market and our focus on maintaining high quality standards and consistent building design to develop brand awareness. Implementation of this development strategy is expected to continue through 1997. Each development project progresses through a series of review processes from initial review, through due diligence, final review and finally to the land purchase and construction. We believe the success of this strategy has been greatly enhanced as a result of the substantial experience we gained through the development of over one-third of our properties.

      We opened 13 domestic storage centers in 1996 and six in 1995. Four of the projects opened in 1996 opened at the end of the fourth quarter and as a result did not have significant operations during the year. Accordingly, these four properties have been excluded from the following table:

                NUMBER       ESTIMATED     TOTAL NET    TOTAL      12/31/96     AVERAGE      ESTIMATED
                 OF            TOTAL       RENTABLE    COST PER   AVERAGE      PER SQ. FT.   ANNUAL
               PROPERTIES      COST         SQ. FT.    SQ. FT.    OCCUPANCY    RENTAL RATE   YIELD
               ----------      ----         -------    -------    ---------    -----------   -----
Opened through
 September 1996   9       $32.9 million      607,000    $54          48%          $9.72       12%

Opened in 1995    6       $18.3 million      379,000    $48          68%          $10.25      14%

     The nine storage centers opened in the first three quarters of 1996 are renting up ahead of plan; the average occupancy of these stores as of December 31, 1996 was 48%. The average rental rate of these stores for 1996 was $9.72 per square foot. Together, these stores provided $337,000 in net operating income for 1996. For these nine projects, total development costs, including land, averaged $54 per net rentable square foot, which is 104% of our original budgeted cost. The 1996 developments cost more per square foot because of differences in land costs. We currently expect these stores to take approximately 18 months to reach maturity (defined as 85% occupancy) compared to the original projections of 21 months. The average annual yield on estimated total cost of these nine projects is projected at 12%, assuming the projects are at 85% occupancy at current rates.

      The six storage centers opened in 1995 are also renting up ahead of plan; the average occupancy of these stores as of December 31, 1996 was 68%. The average rental rate of these stores for 1996 was $10.25 per square foot. Each of these projects provided positive net operating income and together provided net operating income of $1,006,000 for 1996. For these six stores, total development costs, including land, averaged $48 per net rentable square foot, which is 101% of the original budgeted cost. The storage centers opened in 1995 are renting up faster than expected; however, our experience suggests that rent up proceeds faster in earlier months, and tapers off over time. Accordingly, we are estimating stabilization at 18 months. The average annual yield on the estimated total cost of these six projects is projected at 14%, assuming the projects are at 85% occupancy at current rates.

      There is of course no assurance that these projections regarding 1995 and 1996 development projects will come to fruition as numerous factors affect the actual yields and rent up periods. These factors include the possible inability to reach and maintain assumed occupancy levels and rates due to development of competing self storage properties and increased competition from self storage and other storage alternatives, and possible increases in expenses such as property taxes, labor, and marketing, among others.

      In addition to the above completed developments, we have ten storage centers currently under construction (five of these are being developed through the Tennessee and Florida joint ventures). As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at December 31, 1996:

                                                                 ESTIMATED
                                               NUMBER OF      COMPLETED COST
                                               PROJECTS         OF PROJECTS
                                            --------------   -----------------
       New Domestic Developments:
         Construction in progress                 10           $36.9 million
         Land purchased pending                    3           $11.2 million
         construction
       Expansion of Existing Properties:
         Opened during 1996                        4           $3.7 million
         Construction in progress                  3           $3.3 million

      In the current real estate environment, we believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for developments was $3,741,000 (net operating income of $610,000 less interest on invested capital of $4,351,000) in 1996 compared to only $1,459,000 in 1995 and the effect will increase in 1997 as more development locations are opened. The rent-up deficit for a typical $3 million project, assuming it takes 18 months to rent-up and is financed with debt at 8.5%, is estimated to be $240,000 in the first year of operations. The amount of rent-up deficit and the timing of positive cash flow cannot be predicted with certainty as it is based on a number of factors including length of rent-up, ability to collect stated rental rates on leased units, actual operating expenses incurred, and the time of year a property opens. Another result of this rent-up period is a decrease in our operating margins as new property expenses are added but the related revenue stream does not hit stabilized levels until occupancy reaches 85%. We currently anticipate opening 20 to 30 domestic developments in 1997 including the 13 listed in the table above. We are currently considering various alternatives which, if implemented, could minimize this rent-up deficit and allow the volume of development projects to increase. Some of these alternatives include, but are not limited to, phased development, joint venture development programs, and increasing the rate at which stores rent-up. The actual number of projects could be reduced by zoning and permitting delays outside of our control, increased competition for sites, delays during construction caused by, among other things, weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

      In addition to utilizing the experience of our in-house real estate development personnel, we have begun establishing relationships with quality storage operators outside our current markets. We believe that the most efficient way to operate storage centers is to saturate a market thereby creating brand awareness and allowing certain economies of scale in operation processes and advertisement. These relationships create instant presence in a new market as affiliate owned centers begin using the "Shurgard" name. In exchange for the use of our name, computer systems and general operations support services, the affiliate pays us an affiliation fee of 2% of revenues. Additionally, these affiliation agreements provide the framework for the joint development of additional storage centers, allowing us to take advantage of the local operator's market knowledge. We have signed two such affiliation agreements, which include (1) a Tennessee developer that opened three jointly developed centers in 1995, one in 1996, and has one additional property under development and (2) a Florida developer that began its first joint developments in 1996 and has four properties under construction. (For further discussion see OTHER REAL ESTATE INVESTMENTS.)

EUROPEAN DEVELOPMENT

      During 1995 and 1996, we invested $5.4 million and $6.9 million, respectively, in SSC Benelux & Co., SCS (Benelux SCS), a Belgian entity. Through our entitlement to a majority of the seats on the Benelux SCS Board, we currently have authority to direct the business affairs of Benelux SCS. Our percentage interest in economic benefits from this partnership is 85.6%. The funding for investments made during 1995 and 1996 was obtained from our cash flow from operations, proceeds from the equity offering and available lines of credit. As a result of our investments in Europe, we face certain risks inherent in international business operations, including currency risks, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, difficulties in staffing and managing international operations, potentially adverse tax burdens, obstacles to the repatriation of earnings and cash, and the burdens of complying with different permitting standards and a wide variety of foreign laws.


      The self storage industry is not yet well established in much of Europe and Benelux SCS is in the process of developing the market in the Benelux region. During 1995 and 1996, Benelux SCS opened four developed storage centers in Belgium totaling 237,000 square feet. We, along with our European partner, funded these centers through a combination of outside debt and equity capital. Benelux SCS debt is nonrecourse. Current debt covenants limits the overall indebtedness of Benelux SCS to 60% of the cost of storage centers. Benelux SCS has two additional stores under construction. Because of the newness of storage to this market, the rent-up period for these storage centers is expected to be substantially longer than that of domestic development projects. Management estimates that the European sites may take two and a half to three years to reach a stabilized occupancy of approximately 85% and the three stores opened in 1995 are tracking in that range. Occupancy of the four open centers at December 31, 1996 was 36%.

      During 1996, we launched a marketing campaign to increase product awareness in Brussels. This campaign resulted in a significant increase in the number of customer inquiries. Benelux SCS is now concentrating on strategies to increase the capture rate on those inquiries and to overcome pricing objections for those customers utilizing the product for the first time. Another planned area of concentration for 1997 will be the training of on-site personnel focusing primarily on improving telephone sales techniques.

NEW PRODUCTS AND SERVICES

      Our service focus and mission mean that we are continually exploring new ways to service our customers' storage needs. One of the most recent ways we have broadened our ability to meet customer needs is by bringing storage directly to the customer through containerized storage. Weatherized 8'x5'x8' storage containers are delivered to customers for packing. The containers are then picked up and delivered to a warehouse where they are stored. Customers may access their storage container in a showroom at the warehouse or have it redelivered to their home. In addition to the monthly rental charge, service fees may be charged for pickup and delivery. This business venture is currently being tested in the Seattle, WA market.

      We have committed to invest $2.85 million in this startup venture, Shurgard's Storage To Go, Inc., with certain officers and key employees who have committed $150,000 and an unaffiliated third party who has committed $1 million. The current $4 million commitment is expected to provide enough capital to begin operation in one or two additional markets. This subsidiary is not legally controlled by us, is not a qualified REIT subsidiary and its income is subject to corporate level tax.

   Another way we are making storage more convenient for the customer is through the addition of kiosks in major malls. These kiosks (sales counters located in the center of malls) are staffed with trained sales representatives who are available to answer questions about both self storage and containerized storage. They have computer links to area storage centers through which they can give rate and availability information and lease units or containers to customers on the spot. This idea is being tested in three malls in the Seattle market.

OTHER REAL ESTATE INVESTMENTS

      In addition, we have made several investments during the past three years through participating mortgages, joint ventures and limited partnerships.

      In 1996, we made a tender offer for the limited partnership units in the IDS Partnerships. On September 13, 1996, we purchased approximately 42%, 32% and 42% of the outstanding limited partnership units of IDS/Shurgard Income Growth Partners L.P., IDS/Shurgard Income Growth Partners L.P. II, and IDS/Shurgard Income Growth Partners L.P. III, respectively, for a total of $40 million. On November 14, 1996, we completed the acquisition by merging with the IDS Partnerships. For the two months we owned the units of the IDS Partnerships in 1996, earnings from this investment totaled $1.4 million.

      In January 1996, we purchased from an unaffiliated third party, for $1.1 million in cash, one limited partnership unit in Shurgard Institutional Fund LP, an affiliated partnership. We are now entitled to 8.8% of this partnership's distributions. In December 1995, we also purchased from an unaffiliated third party, for $3.8 million in cash, 3.5 limited partnership units of Shurgard Institutional Fund LP II, an affiliated partnership. We are now entitled to 37% of this partnership's distributions.

      We have entered into four joint ventures with a storage operator to develop in the Nashville, Tennessee metropolitan area. Our economic interest in these joint ventures range from 50% to 85.5%. We have guaranteed $6.4 million of loans, our pro rata portion of the joint ventures' debt. Additionally, we have guaranteed $9.0 million of debt in joint ventures to develop 4 sites in Orlando, Florida under a similar arrangement. We have a 90% economic interest in these Orlando joint ventures. The financial information of these projects is not consolidated in our financial statements because the affiliation agreement allows the local operator to control the daily operations of the property and all significant investment decisions require the approval of both parties regardless of ownership percentage. Earnings from these joint ventures totaled $82,000 for 1996 compared to a loss of $139,000 in 1995. Funds from operations, as defined below, for these joint ventures totaled $234,000 in 1996 compared to a negative $43,000 in 1995. (See DOMESTIC DEVELOPMENT.)

      We have paid approximately $11.8 million for investment in two 10-year participating mortgage loans, which are nonrecourse to the borrower and are secured by real estate, including four storage centers and office/warehouse space. We will receive interest at 8% per annum plus 50% of both operating cash flow and distributions from the gain on sale of real property, as defined. We have options to purchase the properties at established prices, generally exercisable in 1999 and extending until maturity of the loans.

PROPERTY MANAGEMENT OPERATIONS

      In connection with the Merger with the Management Company in March 1995, we internalized the management of our own properties as well as acquired certain management contracts and relationships under which we now provide property management services to outside parties. Prior to the Merger, we paid a property management fee equal to 6% of revenues to the Management Company. We now incur the actual costs of property management on properties we own, and receive property management fees from affiliated partnerships and outside parties.

      The acquisition of the IDS Partnerships in November 1996 eliminated third party management fee revenue and a corresponding amount of expenses for those 37 stores. Although property management revenue in 1997 will be significantly reduced as a result of the IDS transaction, there will be no impact as the corresponding expense will also be eliminated from the 37 stores' operating expenses in 1997. As a result of this acquisition, we now participate directly in the revenue and expenses relating to these stores.

      We will continue to pursue growth opportunities in property management to maximize brand awareness, realize economies of scale in management and as a means of establishing relationships with owners of quality projects that may provide future acquisition opportunities. However, property management revenue will be limited to 5% or less of total revenue due to limitations imposed by the REIT qualification requirements (see REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS).

OTHER INCOME AND EXPENSES

      Interest expense increased $3.7 million due to a rise in the average outstanding balance on the lines of credit from 1994 to 1996. This rise represents borrowings to purchase partnership units and to fund development of new storage centers. Additionally, during 1996, we capitalized $2.8 million in interest related to the construction of storage centers while only $1.1 million in interest was capitalized in 1995. No interest was capitalized in 1994.

      Net income per share decreased from 1995 to 1996 primarily due to the development projects opened during the last year. Our planned development will continue to impact net income and net income per share. The issuance of 4.9 million shares in late June and early July 1995 also impacted the per share data. Proceeds from this stock issuance were used to repay short term loans and although interest expense declined, outstanding shares increased.

PRE-CONSOLIDATION INCOME AND EXPENSES

      The Predecessor operating results presented in the consolidated financial statements are not comparable in all material respects with financial statements of the Company. The most significant differences relate to (1) lower depreciation resulting from our lower original cost of storage centers and (2) higher debt and related interest expense as a result of certain limited partners electing to take a cash payment in lieu of the Company's common stock in the Consolidation. The following discussion summarizes differences for the periods presented which do not directly relate to property operations.

      General and administrative expenses from January 1, 1994 to the Consolidation Date for the Predecessor included certain expenses related to the liquidation of the partnerships including audit, tax and legal fees. State taxes for the Predecessor were also high for the two months of 1994 due to the tax resulting from the sale of assets.

     The Predecessor financial statements for the period from January 1, 1994 to the Consolidation Date include various nonrecurring items related to the Consolidation of the 17 partnerships which comprise the Predecessor; these include the gain on the sale of net assets resulting from the Consolidation and related incentive management fees, legal expenses, hostile takeover defense and transaction costs. Our debt at December 31, 1994 was $141 million higher than the Predecessor's debt at December 31, 1993. This additional debt is reflected in our interest expense and earnings for the year ended December 31, 1994. Certain of the limited partners of the partnerships included in the Consolidation elected to take cash rather than stock in the Company. We borrowed the $67 million required for these cash payments as well as approximately $20 million to pay liabilities related to the Consolidation which were assumed from the Predecessor and approximately $10 million to cover loan closing costs and establish cash reserves. Interest on the $97 million for the year ended December 31, 1994 was $6.7 million. Additionally, as a result of the Consolidation, the majority of the debt held by the partnerships, including short-term debt at relatively low interest rates, was refinanced at a slightly higher rate (8.28%). We also borrowed $30 million in connection with the acquisition of the 20 storage centers on September 1, 1994 and $12 million in connection with an investment in participating mortgages on December 14, 1994; interest on this $42 million was $806,000 for 1994.

FUNDS FROM OPERATIONS

      Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) March, 1995, White Paper on Funds from Operations, is defined as net income (calculated in accordance with GAAP) excluding gains or losses from debt restructuring and sales of real estate, plus depreciation of real estate and amortization of intangible assets exclusive of deferred financing costs. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

                                             YEAR ENDED DECEMBER 31,
                                       ---------------------------------
                                                               PRO FORMA
                                         1996         1995       1994(1)
                                       --------     --------    --------
Net income before extraordinary item    $32,785      $29,572     $21,917
Depreciation/amortization                21,199       17,410      13,519
Depreciation/amortization from
    unconsolidated joints ventures
    and subsidiaries                        219          149         113
Non-recurring revenue/expenses                          (223)        (58)
Deferred financing costs                 (1,120)      (1,120)       (820)
                                       --------     --------    --------
FFO as currently defined                $53,083      $45,788     $34,671
                                       ========     ========    ========

----------
(1) Represents the actual historical results as if the Predecessors' properties had been acquired on January 1, 1994. Assumes our fixed rate seven-year debt (8.28%) was outstanding during the entire period.

      FFO for 1996 rose $7.3 million over 1995 FFO, which had grown $11.1 million from pro forma 1994. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties acquired during the two years. We believe future growth rates will slow until development levels off, as the rent-up period on development projects partially offsets operating results from current properties and acquisitions. (See DOMESTIC DEVELOPMENT.)

INVESTING TRANSACTIONS

      On March 1, 1994, we acquired the assets, subject to existing liabilities, of the Predecessor for an aggregate cost of $387.4 million. The Consolidation was funded by the issuance of 16,983,728 shares of the Company's Class A and Class B Common Stock and $67.1 million in borrowings from a financial services company. Additionally, in 1994, we purchased a chain of 20 storage centers in the mid-Atlantic region for $34 million. Investments in other real estate assets during 1994 consisted primarily of the two participating mortgages and two of the Tennessee joint ventures discussed earlier.

      On March 24, 1995, in order to create a fully integrated company and more closely align the interests of management with the shareholders, the Company merged with the Management Company. Pursuant to the Agreement and Plan of Merger, the outstanding shares of the Management Company common stock were converted into an aggregate of 1,289,734 newly issued shares of the Company's Class A common stock (Class A Stock) and an additional 282,572 shares that replaced the Class A Stock previously owned by the Management Company, subject to certain adjustments. The market value of consideration on the date of the Merger was $29.4 million. Pursuant to the Merger Agreement, Management Company shareholders are also entitled to receive additional shares of Class A Stock in the future based on (i) the extent to which, during the five years following the Merger, we realize value on this back end interest as a result of certain transactions relating to interests in or assets of the six limited partnerships acquired by us in the Merger or (ii) the value, at the end of five years after the Merger, or in the event of a change of control of the Company, of any remaining interests in such partnerships as determined by independent appraisal. Only three of the original six partnerships still exist. One of the three partnerships is the Evergreen Partnership, the limited partnership interest of which we purchased during 1995. As a result of this purchase, the Board of Directors could, at its option, choose to liquidate the partnership, and upon such liquidation we would be required to issue additional shares based on an independent appraisal.

      During 1995, we acquired a storage center valued at $7.8 million in the Merger (which was a non-cash transaction), $9.4 million in acquisitions of four operating storage centers, $30.1 million in domestic development and expansion projects, $10.6 million in European development projects, and $3.9 million in capital improvements to our existing portfolio. The $6.5 million increase in other real estate investments reflects primarily the $3.8 million invested in the limited partnership units and the $2.6 million invested in the Tennessee joint ventures. As described above, we also invested $36 million in cash in the purchase of the Evergreen partnership interest. Proceeds from the sale of real estate contributed $3.3 million in cash.

      On September 13, 1996, pursuant to a tender offer, we purchased limited partnership units in the IDS Partnerships totaling $40 million. This purchase was funded through our line of credit. We owned these units until November 14, 1996 when we completed the merger with the IDS Partnerships. Under the terms of the agreement between the Company and the Partnerships, we issued 2,462,414 shares of Class A common stock based on the partners interest in the IDS Partnerships' net asset value of $106.6 million ($121.8 million in storage centers less net liabilities of $15.2 million either assumed or paid off at closing) as defined in the agreement. Total cash paid for this acquisition was $58.6 million.

      Additionally, during 1996, we invested $6.4 million in the acquisition of three storage centers, $47.9 million in domestic development and expansion projects, $9.3 million in European development projects, and $3.7 million in capital improvements to our existing portfolio. The $11.1 million increase in other real estate investments reflects primarily the $2.1 million invested in the limited partnership units, the $5.8 million invested in the Florida joint ventures and the $3.2 million invested in the Tennessee joint ventures.

CAPITAL EXPENDITURES

      In addition to continued investments in acquisitions and developments, we make investments in improving our current portfolio of real estate. Investments in existing storage properties include primarily expansions, conversions (i.e., size of units or climate control) and certain recurring improvements that we believe are necessary to maintain our quality standards and our ability to generate premium returns. The following table summarizes the type of recurring expenditures we anticipate and the average cost per square foot per year:

                                           ANNUAL COST
                                           PER SQ. FT.
                                         ----------------
Roofs                                      $ 0.07
Pavement                                     0.05
Sealant                                      0.03
Other                                        0.02-0.03
                                         ----------------
      Total                                $ 0.17-0.18
                                         ----------------

      The above amounts assume expenditures are made evenly over the life of the project, this however does not occur in reality. In certain years expenditures will be significantly higher than $0.18 per square foot, but this in turn would mean other years will be significantly lower. In addition to these types of expenditures, we invest in other improvements such as security upgrades. Of the $3.7 million in capital improvements expended during 1996, $2.1 million was for roof, pavement and sealant, while $2.2 million out of a total of $3.9 million was spent for these items during 1995. Specifically identified capital improvements expected for 1997 total $4.6 to $5.3 million, of which $1.7 to $2.4 million represent roofs, pavement and sealant.

      During 1996, we completed an extensive research and evaluation program through which we selected a new updated logo. In order to maintain our brand awareness across all Shurgard businesses, we intend to replace current signs, awnings, etc. to incorporate this new logo over the next two years. Included in the 1997 estimates is $1 million to re-sign approximately half of our stores. We intend to re-sign the remaining stores in 1998.

FINANCING TRANSACTIONS

      On June 9, 1994, we refinanced substantially all of our existing debt through a debt purchase transaction with Nomura Asset Capital Corp., a subsidiary of Nomura Securities International, Inc. The $122.6 million of indebtedness, secured by certain real estate, has a seven year term, a fixed rate equal to 8.28% and requires monthly payments of interest only until maturity. We paid $1.8 million in fees for this seven-year loan. The following table summarizes the uses of proceeds from this loan (in thousands):


Repayment of consolidation debt             $   104,600
Repayment of other debt                          14,156
Loan fees and closing costs                       2,371
Net proceeds                                      1,453
                                            -----------
    Loan proceeds                           $   122,580
                                            ===========

      Repayment of other debt represents retirement of notes assumed from the Predecessor in connection with the Consolidation. In connection with the refinance, we wrote off $1.2 million of unamortized loan fees. The refinancing provided us with stabilized debt service costs and greater flexibility for future growth. Additionally, in 1994, we established two $50 million lines of credit under which we borrowed $42 million in 1994 to fund property acquisitions.

      In June and July 1995, we issued a total of 4.92 million additional Class A common shares through a public offering. These shares were issued at $23.00 per share, providing net proceeds after offering costs of $106 million. Net proceeds were used to repay lines of credit and the remaining funds have been used to fund storage center acquisitions, development, and general corporate purposes.

      Prior to the stock offering, $96 million was outstanding on our domestic lines of credit. This amount had been borrowed to meet interim acquisition and development requirements and repay the $4.3 million line of credit assumed in the Merger. All outstanding balances on our domestic lines of credit were repaid on June 13, 1995. Subsequent to the offering, we invested the excess proceeds in real estate developments and borrowed an additional $11 million on our lines. Additionally, during 1995, we borrowed $2.9 million under our European line of credit to fund development activity in Belgium.

      We borrowed $130.1 million during 1996 under our lines of credit, both domestic and foreign, to finance development and investment activity described above as well as general corporate purposes. In September 1996, we negotiated a two year, unsecured line of credit to borrow up to $175 million at a spread over LIBOR. The actual amount available under this line of credit and the spread vary based on the terms of the agreement. The current amount available is $175 million (of which $133.4 million was outstanding at December 31, 1996) and the current spread over LIBOR is 1.625%. Upon receiving an investment grade rating, the spread over LIBOR will become 137.5 basis points or lower, depending on the level of the investment grade rating. This line replaced both of our $50 million domestic lines of credit. The available amount under this line of credit is capped at $175 million until July 1, 1997, at which time it decreases to $100 million. During 1996, we also obtained additional available credit under our European lines bringing the total available to $12.1 million. Of the total available, we have borrowed approximately $7.6 million (approximately $4.7 million during 1996) to fund development and operating cash needs.

      In January and February, 1997, we issued 2.2 million Class A common shares through a public offering. Net proceeds of $59.3 million were used to pay down our domestic line of credit.

SHORT-TERM AND LONG-TERM LIQUIDITY

      Cash balances remained stable from December 31, 1995 to December 31, 1996 as capital expenditures were funded primarily through the financing and equity transactions described above. The following table summarizes certain information regarding our liquidity and capital resources:

                                                           AT DECEMBER 31,
                                      --------------------------------------------------------
                                            1996               1995                 1994
                                      ----------------    ----------------     ---------------
Debt to total assets                        34%                 23%                  34%
Total market capitalization(1)         $1,033 million      $769 million         $520 million
Debt to total market cap(1)                 26%                 19%                  32%
Weighted avg. interest rate                7.68%               8.18%                8.16%
Available lines of credit              $46.1 million        $92 million          $58 million

----------------

(1) Total market capitalization is based on the closing market price of the Class A common stock multiplied by the total number of outstanding shares of common stock, plus total debt.

      Our total debt at December 31, 1996 was $273 million, of which $132 million is fixed rate debt. A portion of the stock offering proceeds received in 1997 were used to repay $58.4 million of outstanding borrowings under our domestic line of credit. We believe during 1997 that we will fully utilize all available borrowings under our domestic line of credit and as such anticipate refinancing this credit facility during 1997. Although we limit our use of variable rate debt, at times balances could be significant enough that fluctuations in interest rates may impact our earnings. We believe that we will be able to minimize the impact of such rate fluctuations through the use of interest rate caps, refinancing or other strategies and that we will be able to raise sufficient debt or equity capital to fund our growth plan in 1997, make required principal payments and make distribution payments in accordance with REIT requirements. Cash provided by operating activities for the years ended December 31, 1996, 1995 and 1994 was $50 million, $46 million, and $29 million, respectively.

      In order to distribute accumulated earnings and profits related to the Merger with the Management Company, we accelerated our usual fourth quarter distribution and declared a special distribution in November 1995. (See REIT QUALIFICATIONS AND DISTRIBUTION REQUIREMENTS)

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

      As a REIT, we are not required to pay federal income tax on annual taxable income that we currently distribute to our shareholders, provided that we distribute an amount equal to at least 95% of our taxable income. Such distributions must be made in the taxable year to which they relate or in the following taxable year if declared before the REIT timely files its tax return for such years and is paid on or before the first regular distribution payment date after such declaration. Our first distribution in 1995 was partially applied toward our 1994 distribution requirement. Similarly, our first distribution in 1997, was partially applied toward our 1996 distribution requirement.

      In connection with the Merger, the accumulated earnings and profits of the Management Company were carried over to the Company for tax purposes. In order to maintain our REIT qualification, we were required to distribute to our shareholders in 1995 an amount necessary to eliminate such accumulated earnings and profits. We did so through accelerating our normal quarterly distribution and a special distribution of $2.3 million. As a result of these additional distributions, approximately 14% of the 1995 distributions were return of capital for federal income tax purposes. None of the 1994 or 1996 distributions were return of capital.

      As a REIT, we must derive at least 95% of our total gross income from specified classes of income related to real property, distributions, interest or certain gains from the sale or other disposition of stock or other securities. Our revenue from truck rentals, sales of locks and boxes and management services performed for owners of other properties do not qualify under this 95% gross income test. Such nonqualifying income was approximately 4% of gross revenue in 1996 and we estimate that we will meet the 95% test in 1997. Our acquisition of additional properties and development of new properties will tend to reduce the percentage of nonqualifying income, while additional management contracts and the sales of properties from the existing portfolio will tend to increase the percentage of nonqualifying income. There can be no assurance, however, that acquisitions and development activities will occur on such a scale or within such time periods that nonqualifying income will meet the 95% test for future years. Accordingly, we may be required to defer or reduce our income from our third-party management services to avoid terminating our REIT qualification.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

                                                 DECEMBER 31,     DECEMBER 31,
                                                     1996             1995
                                                   --------         ---------
ASSETS:
  Storage Centers:
   Land                                            $142,127         $ 105,224
   Buildings and equipment, net                     538,180           404,329
   Construction in progress                          32,531            20,942
                                                   --------         ---------
      Total storage centers                         712,838           530,495
   Other real estate investments                     29,436            21,407
   Cash and cash equivalents                          3,239             5,683
   Restricted cash and investments                    6,814             5,551
   Other assets                                      52,156            47,258
                                                   --------         ---------
      Total assets                                 $804,483         $ 610,394
                                                   ========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Accounts payable and other liabilities           $ 29,964         $  19,101
  Distributions payable                                                10,669
  Lines of credit                                   140,997            10,905
  Notes payable                                     131,794           131,935
                                                   --------         ---------
      Total liabilities                             302,755           172,610

  Minority interest in other real estate              3,217             3,288
   investments
  Commitments (Notes C and D)
  Shareholders' equity:
   Class A common stock, $0.001 par value;
     120,000,000 authorized; 25,663,952 and
     23,039,317 shares issued and outstanding       516,796           452,852
   Class B common stock, $0.001 par value;
     500,000 shares authorized, 154,604
     issued and outstanding; net of loans to         (1,086)           (1,086)
     shareholders of $4,002
   Accumulated distributions in excess of           (17,199)          (17,270)
     earnings                                      --------         ---------
      Total shareholders' equity                    498,511           434,496
                                                   --------         ---------
      Total liabilities and
        shareholders' equity                       $804,483         $ 610,394
                                                   ========         =========

See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF NET INCOME


                                                                             COMPANY                          PREDECESSOR
                                                        ------------------------------------------------  ---------------
                                                             YEAR             YEAR              YEAR          PERIOD FROM
                                                            ENDED             ENDED            ENDED         JAN. 1, 1994
   (in thousands, except per share data)                DEC. 31, 1996     DEC. 31, 1995    DEC. 31, 1994  TO MAR. 1, 1994
                                                        -------------     -------------    -------------  ---------------
REVENUE:
   Rental                                               $    103,784      $     92,397     $     66,697      $     12,348
   Other real estate investments                               3,371             1,396              224                20
   Property management                                         3,244             2,978
                                                        ------------      ------------     ------------      ------------
      Total revenue                                          110,399            96,771           66,921            12,368

EXPENSES:
   Operating                                                  30,889            24,851           15,799             2,961
   Management fees                                                               1,320            4,046               733
   Depreciation and amortization                              21,199            17,410           11,373             2,390
   Real estates taxes                                          8,898             7,596            5,840             1,170
   General, administrative and other                           4,351             4,859            2,502             1,232
                                                        ------------      ------------     ------------      ------------
      Total expenses                                          65,337            56,036           39,560             8,486
                                                        ------------      ------------     ------------      ------------

      Income from Operations                                  45,062            40,735           27,361             3,882

OTHER INCOME (EXPENSE):
   Interest and other income                                     552               875              745               188
   Interest expense                                          (12,829)          (12,038)          (9,105)             (487)
   Incentive management fees                                                                                       (5,340)
   Gain on sale of net assets                                                                                      48,223
   Litigation, hostile takeover defense and
     consolidation expenses                                                                                       (12,180)
                                                        ------------      ------------     ------------      ------------
      Other income (expense), net                            (12,277)          (11,163)          (8,360)           30,404
                                                        ------------      ------------     ------------      ------------

      Income before extraordinary item                        32,785            29,572           19,001            34,286
Extraordinary item-loss on retirement of debt                                                    (1,180)
                                                        ------------      ------------     ------------
      Net Income                                        $     32,785      $     29,572     $     17,821      $     34,286
                                                        ============      ============     ============      ============

Net Income per Common and Common Equivalent Share:
   Income before extraordinary item                     $       1.39      $       1.43     $       1.12
   Extraordinary item-loss on retirement of debt                                                  (0.07)
                                                        ------------      ------------     ------------
      Net Income                                        $       1.39      $       1.43     $       1.05
                                                        ============      ============     ============

Distributions per Common and Common Equivalent Share    $       1.41      $       2.38     $       1.02
                                                        ============      ============     ============
Net Income per Unit of Limited Partnership Interests                                                         $      63.97
                                                                                                             ------------
Distributions per Unit of Limited Partnership
   Interests                                                                                                 $     732.05
                                                                                                             ============

See notes to consolidated financial statements

                    CONSOLIDATED STATEMENTS OF PARTNERS' AND
                              SHAREHOLDERS' EQUITY

PREDECESSOR
                                        LIMITED     GENERAL
(in thousands)                          PARTNERS    PARTNERS      TOTAL
                                        --------    -------    --------
Balance, December 31, 1993              $354,787    $  (625)   $354,162
Distributions                           (388,432)    (4,018)   (392,450)
Contributions                                         4,002       4,002
Earnings                                  33,645        641      34,286
                                        --------    -------    --------

Balance, March 1, 1994                  $    ---    $   ---    $    ---
                                        ========    =======    ========

                                           CLASS A                   CLASS B                           ACCUMULATED
COMPANY                                  COMMON STOCK             COMMON STOCK            LOANS TO      NET INCOME
                                 -------------------------   -------------------------     CLASS B        LESS
(in thousands)                      SHARES        AMOUNT       SHARES         AMOUNT     SHAREHOLDERS  DISTRIBUTIONS      TOTAL
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, Dec. 31, 1993                         $       --                  $       --    $       --     $       --     $       --
Issuance of common stock              16,829       317,434           155         2,916        (4,002)                      316,348
Net Income                                                                                                   17,821         17,821
Distributions                                                                                               (17,324)       (17,324)
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, Dec. 31, 1994                16,829       317,434           155         2,916        (4,002)           497        316,845
Issuance of common stock               6,210       135,418                                                                 135,418
Net Income                                                                                                   29,572         29,572
Distributions                                                                                               (47,339)       (47,339)
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, Dec. 31 1995                 23,039       452,852           155         2,916        (4,002)       (17,270)       434,496
Issuance of common stock               2,625        63,944                                                                  63,944
Net Income                                                                                                   32,785         32,785
Distributions                                                                                               (32,714)       (32,714)
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, Dec. 31, 1996                25,664   $   516,796           155   $     2,916   $    (4,002)   $   (17,199)   $   498,511
                                 ===========   ===========   ===========   ===========   ===========    ===========    ===========

See notes to consolidated financial statements

                                                                   COMPANY                        PREDECESSOR
                                               ------------------------------------------------ ----------------
                                                    YEAR             YEAR            YEAR         PERIOD FROM
                                                    ENDED            ENDED           ENDED       JAN. 1, 1994
                                                  DEC. 31,         DEC. 31,        DEC. 31,       TO MAR. 1,
               (in thousands)                       1996             1995            1994            1994
                                               ---------------- ---------------- -------------- ----------------
OPERATING ACTIVITIES:
Net Income                                        $   32,785        $ 29,572      $    17,821      $  34,286
Adjustments to reconcile earnings to net
   cash by operating activities:
Depreciation and amortization                         21,199          17,485           11,392          2,390
Gain on sale of net assets                                                                           (48,223)
Other                                                                   (223)
Loss on retirement of debt                                                              1,180
Earnings in excess of distributions from
   joint ventures                                                                        (149)           (20)
Minority interest in earnings from
   investments in joint ventures                          52             251
Changes in operating accounts:
   Restricted cash                                    (1,263)         (2,785)          (2,766)
   Other assets                                       (6,776)            518           (1,196)         2,675
   Accounts payable and other liabilities              2,068           1,295            3,027         (2,391)
   Accrued consolidation expense                                                                      16,399
                                                  ----------        --------      -----------      ---------
Net cash provided by operating activities             48,065          46,113           29,309          5,116
                                                  ----------        --------      -----------      ---------

INVESTING ACTIVITIES:
Proceeds from sale of real estate and
   equipment                                                           6,398                          64,120
Purchase of other real estate investments            (11,105)         (6,670)         (12,534)
Purchase of non-competition agreements                (1,055)
Distributions in excess of earnings from
   joint ventures                                        275             452
Purchase of amortizable assets                                          (416)
Purchase of property management company                                 (885)
Investment in limited partnerships                   (58,644)        (35,671)
Construction, acquisition and improvements
   to storage centers                                (67,306)        (49,519)        (102,635)        (1,158)
                                                  ----------        --------      -----------      ----------
Net cash (used in) provided by investing
   activities                                     $ (137,835)       $(86,311)     $  (115,169)     $  62,962
                                                  ----------        --------      -----------      ---------

See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          COMPANY                        PREDECESSOR
                                                         --------------------------------------------    -------------
                                                           YEAR             YEAR             YEAR         PERIOD FROM
                                                           ENDED            ENDED            ENDED        JAN. 1, 1994
                                                          DEC. 31,         DEC. 31,        DEC. 31,        TO MAR. 1,
                   (in thousands)                           1996             1995            1994             1994
                                                         ----------      ------------     -----------     ------------
FINANCING ACTIVITIES:
   Proceeds from stock offering, net                     $               $    106,012     $                $
   Proceeds from exercise of stock options                      167
   Contributions by minority partners                           733               778
   Distributions paid                                       (43,383)          (36,670)        (17,324)            (764)
   Net proceeds from (payments on) lines of credit          130,092           (35,432)         42,000              680
   Proceeds from notes payable                                  315                           227,180              350
   Payment of financing costs                                                  (1,088)         (8,718)
   Payment of assumed consolidation liabilities                                               (14,946)
   Principal payments on notes payable                         (456)             (552)       (129,171)            (855)
   Distributions to minority partners                          (142)             (329)
                                                         ----------      ------------     -----------     ------------
   Net cash provided by (used in) financing
     activities                                              87,326            32,719          99,021             (589)
   (Decrease) increase in cash and cash equivalents          (2,444)           (7,479)         13,161           67,489
   Cash and cash equivalents at beginning of period           5,683            13,162               1            9,057
                                                         ----------      ------------     -----------     ------------
   Cash and cash equivalents at end of period            $    3,239      $      5,683     $    13,162     $     76,546
                                                         ==========      ============     ===========     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest              $   15,276      $     13,372      $     8,829     $        428
   Cash paid during the period for taxes                 $      594      $        197      $       263     $         --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING INFORMATION:
   Liabilities incurred in connection with the
     construction of storage centers                     $    9,008      $      4,457      $       --      $         --

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

      Shurgard Storage Centers, Inc. (SSCI) was organized under the laws of the State of Delaware on July 23, 1993, to serve as a vehicle for investments in, and ownership of, a professionally managed, nationally diverse real estate portfolio consisting primarily of self-service storage properties which provide month-to-month leases for business and personal use. We intend to qualify as a real estate investment trust (REIT) as defined in Section 856 of the Internal Revenue Code.

      On March 1, 1994 (Consolidation Date), we completed the acquisition of 17 publicly-held limited partnerships (the Predecessor, Note M) administered by Shurgard Incorporated (the Management Company) as a means for assembling an initial portfolio of real estate investments (Note E). On March 24, 1995, we became self-advised and self-administered after acquiring the Management Company through a merger (the Management Company Merger, Note E).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation: The consolidated financial statements include the accounts of SSCI and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. Prior to the Consolidation Date, SSCI was inactive.

      The accompanying combined financial statements for the period from January 1, 1994 to March 1, 1994 represent the Predecessor's combined results of operations and cash flows through the Consolidation Date. The Predecessor financial statements are not comparable in all material respects with our financial statements. The most significant differences relate to (1) lower depreciation expense due to our lower original cost of storage centers and (2) higher debt and related interest expense as a result of certain limited partners electing to take a cash payment in lieu of our common stock at the Consolidation Date. Certain amounts in the Predecessor financial statements have been reclassified to conform to our current year presentation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Effective January 1, 1996, we adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Adoption of this standard had no impact on our financial statements.

      Storage centers: Storage centers are recorded at cost. Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives which range from three to 33 years.

      Other real estate investments: We consolidate the accounts of those joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of investment assets. A minority interest in earnings or loss from such investments is included in other income. All other investments in joint ventures are accounted for on the equity method and are included in other real estate investments. Investments accounted for on the equity method include four joint ventures owning a total of seven storage centers as well as investments in certain limited partnerships. Participation mortgages, which are accounted for as loans, are also included in other real estate investments.

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

      Other assets: Other assets include financing costs, non-competition agreements, and goodwill, which are presented net of accumulated amortization of $7,373,000 and $3,765,000 as of December 31, 1996 and 1995, respectively.
Financing costs are amortized on the effective interest method over the life of the related debt and the related expense is included in amortization. Non-competition agreements and goodwill are amortized over their estimated useful lives which range from three to 30 years.

      Federal income taxes: To qualify as a REIT, we must distribute annually at least 95% of our taxable income and meet certain other requirements. Additionally, as a REIT, we will not be subject to federal income taxes to the extent of distributions. We were not required to pay any federal income tax in 1994 or 1995 and we intend to make elections regarding distributions such that we will not pay federal taxes for 1996. As a result, no provision for federal income taxes has been made in our financial statements.

      The financial statements of the Predecessor do not reflect a provision for federal income taxes because such taxes were the responsibility of the individual partners.

      Foreign exchange: The consolidated financial statements are prepared in United States dollars. Assets and liabilities of the foreign subsidiary are denominated in foreign currencies and are translated to United States dollars at the exchange rates in effect on the balance sheet date. Revenue, costs and expenses for this subsidiary are translated using an average rate.

      Revenue recognition: Revenue is recognized when earned under accrual accounting principles.

      Gain on sale of net assets: Gain on sale of net assets is calculated as the excess of the purchase price paid over the book value of the net assets of the Predecessor on the Consolidation Date.

      Net income and distributions per common and common equivalent share: Net income and distributions per share is calculated based on the weighted average shares outstanding during the periods presented (23,552,315, 20,675,356 and 16,983,887 shares for the years ended December 31, 1996, 1995 and 1994, respectively).

      Net income and distributions per unit of limited partnership interest: Net income and distributions per unit of limited partnership interest of the Predecessor is based on total earnings allocated to the limited partners divided by the total number of $1,000 limited partnership units outstanding during the year (530,607 units for the period ended March 1, 1994).

      Valuation of long-lived assets: Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers and other long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of our assets might not be recoverable. At December 31, 1996, no assets had been written down.

      Financial instruments: The carrying values reflected in the balance sheet at December 31, 1996, reasonably approximate the fair value of cash and cash equivalents, other assets, accounts payable and other liabilities. We estimate that the fair value of loans to shareholders is $2.7 million. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of fixed rate long-term debt is estimated to be $130.6 million.

NOTE C - STORAGE CENTERS

(in thousands)                                   December 31,      December 31,
                                                     1996              1995
                                                 ------------      -----------
Land                                             $    142,127      $   105,224
Buildings                                             572,218          424,760
Equipment                                              11,751            7,935
                                                 ------------      -----------
                                                      726,096          537,919
Less accumulated depreciation                         (45,888)         (28,366)
                                                 ------------      -----------
                                                      680,208          509,553
Construction in progress, including
  related land of $8,116 and $8,353 at
 December 31, 1996 and 1995, respectively              32,630           20,942
                                                 ------------      -----------
                                                 $    712,838      $   530,495
                                                 ============      ===========

      We have entered into 24 construction contracts for developments or improvements to current storage centers. Outstanding commitments under these contracts total $13.3 million. In 1996 and 1995, we capitalized approximately $2.8 million and $1.1 million in interest related to the development of storage centers.

NOTE D - OTHER REAL ESTATE INVESTMENTS

(in thousands)                                  December 31,    December 31,
                                                    1996            1995
                                                -----------     -----------
Investments in participating mortgages           $   11,903      $   11,587
Investments in joint ventures                        12,804           6,056
Investments in limited partnerships                   4,729           3,764
                                                 ----------      ----------
                                                 $   29,436      $   21,407
                                                 ==========      ==========

      We have paid approximately $11.8 million for investment in two participating mortgage loans maturing in December 2004, which are nonrecourse to the borrower and are secured by real estate, including four storage centers and office/warehouse space. We will receive interest at 8% per annum plus 50% of both operating cash flow and distributions from the gain on sale of real property, as defined. We have options to purchase the properties at established prices, generally exercisable in 1999 and extending until maturity of the loans.

      We have entered into four joint ventures with a storage operator and developer to develop five properties in the Nashville, Tennessee metropolitan area. Our economic interest in these ventures range from 50% to 85.5%. We have guaranteed $6.4 million of loans, our pro rata portion of the joint ventures' debt. Additionally, we have guaranteed $9.0 million of debt in joint ventures to develop four sites in Orlando, Florida under a similar arrangement. We have a 90% economic interest in these Orlando joint ventures. The financial information of these projects are not consolidated in our financial statements because the affiliation agreement allows the local operator to control the daily operations of the property and all significant investment decisions require the approval of both parties regardless of ownership percentage.

      During 1995, we purchased from an unaffiliated third party, for $3.8 million in cash, 3.5 limited partnership units in Shurgard Institutional Fund LP II, an affiliated partnership. We are now entitled to 37% of distributions. In January 1996, we also purchased from an unaffiliated third party, for $1.1 million in cash, one limited partnership unit in Shurgard Institutional Fund LP, an affiliated partnership. We are now entitled to 8.8% of this partnership's distributions.

      During 1996, we committed to invest $2.85 million in Shurgard's Storage to Go, Inc., a containerized storage business. We will own only nonvoting stock in this start-up venture which is not a qualified REIT Subsidiary and is subject to corporate level tax.

NOTE E - ACQUISITIONS

      On September 13, 1996, pursuant to a tender offer, we purchased approximately 42%, 32% and 42% of the outstanding limited partnership units of three affiliated public partnerships (the IDS Partnerships) for a total of $40 million, funded through our line of credit. On November 14, 1996, we completed the acquisition of the IDS Partnerships for 2,462,414 shares of Class A common stock. A summary of the assets and liabilities acquired in this transaction are as follows (in thousands):

       Storage centers                                         $121,780
       Debt repaid by SSCI at closing                           (13,639)
       Other assets                                                 644
       Total liabilities                                         (2,207)
                                                               --------
                                                               $106,578
                                                               =========

      On March 24, 1995, we merged with the Management Company in order to become self-administered and self-advised. On that date, we issued 1,266,704 new shares of Class A common stock to the shareholders of the Management Company. In addition, 282,572 shares previously owned by the Management Company were reissued to Management Company shareholders. On August 28, 1995, pursuant to the Management Company Merger Agreement, an additional 23,030 shares were issued as a result of adjustments identified in the audit of the Management Company's final statement of assets, liabilities and stockholder's equity. On November 14, 1996, pursuant to the Management Company Merger Agreement, an additional 49,573 shares were issued as consideration for certain partnership interests held by the Management Company which were not valued at the time of the Merger; additional shares may be issued over the next three years as consideration for similar interests in other partnerships. A summary of the assets and liabilities acquired in this purchase transaction are as follows (in thousands):

       Storage centers                                         $  7,964
       Cash                                                         780
       Other assets                                              35,133
       Line of credit                                            (4,337)
       Notes payable                                             (7,275)
       Other liabilities                                         (2,856)
                                                               --------
                                                               $ 29,409
                                                               ========

      On September 1, 1994, we purchased twenty storage centers for $34 million from an unaffiliated seller. These centers, located in Maryland, Virginia and North Carolina, were financed through a $30 million draw on our credit facility, a $1 million note to the seller paid in 1995 and 1996 and approximately $3 million from cash reserves.

      On March 1, 1994, we acquired the assets, subject to existing liabilities, of the Predecessor for a cost of $387 million (the Consolidation). A summary of the assets and liabilities assumed in this purchase transaction are as follows (in thousands):

       Real estate                                             $417,218
       Interest in joint ventures                                 7,074
       Cash, receivables and other assets                        10,642
       Notes payable                                            (26,192)
       Other liabilities                                        (21,326)
                                                               --------
                                                               $387,416
                                                               ========

      The Consolidation was funded by the issuance of 16,983,728 shares of common stock and $67,068,631 in proceeds from a note payable to a financial services company. Assets assumed included approximately $2,947,000 in cash and cash equivalents. Real estate assets acquired in the Consolidation consist of 134 self-service storage centers and two business parks located in seventeen states, as well as interests in two joint ventures owning an additional five storage centers. In 1994, the purchase price was increased $1,200,000 for additional costs.

      The following unaudited pro forma statements of income represent our results of operations for the years ended December 31, 1996 and 1995, as if the IDS Partnerships, all properties we owned at December 31, 1995, the Management Company Merger, the acquisition of the Evergreen Partnership, and the 1995 stock offering (Note I) had been consummated on January 1, 1995. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies (in thousands).

                                        YEAR ENDED             YEAR ENDED
                                       DEC. 31, 1996          DEC. 31, 1995
                                       -------------          -------------
Revenue and other income               $     127,905          $     117,731
Operations expenses                          (50,163)               (46,622)
Depreciation and amortization                (24,662)               (21,522)
Interest expense                             (17,107)               (14,448)
                                       -------------          -------------
Net income                             $      35,973          $      35,139
                                       =============          =============

Net income per share                   $        1.40          $        1.37
                                       =============          =============

NOTE F - EUROPEAN OPERATIONS

      We have invested $5.4 million and $6.9 million in SSC Benelux, our Belgian subsidiary, for the years ended December 31, 1995 and 1996, respectively. Our investment represents an 85.6% interest.

      Ground leases related to two European storage centers are included in land at the discounted value of required cash payments ($1.9 million) and the corresponding liabilities have been recorded in other liabilities. The lease terms are 27 and 99 years with bargain purchase options at 27 and 16 years, respectively. These leases require annual payments of approximately $170,000 in each of the next five years.

NOTE G - LINES OF CREDIT

      We have an unsecured line of credit to borrow up to $175 million at a spread over LIBOR, maturing September 1999. The amount available and the spread vary based on the terms of the agreement; as of December 31, 1996, the current available amount is $175 million, of which approximately $133.4 million is outstanding. At December 31, 1996 the interest rate was 7.3%. On April 1, 1997 the maximum amount available under this line of credit decreases to $100 million. Subsequent to year end, we repaid $58.4 million with a portion of the proceeds from the issuance of Class A common stock.

      We have two European credit facilities, totaling 10 million ECU (approximately $12.1 million at December 31, 1996), maturing January 2000, under which we have borrowed approximately $7.6 million. These credit facilities accrue interest at 100 basis points above the Belgium Interbank Offer Rate. We purchased an agreement under which the effective rate on borrowings would not be above 6% or below 4.45%. At December 31, 1996 the interest rate was 4.45%.

NOTE H - NOTES PAYABLE

(in thousands)                                   December 31,      December 31,
                                                     1996              1995
                                                 -----------       -----------
Note payable to financial services company       $   122,580       $   122,580
Mortgage notes payable                                 9,089             8,733
Other notes payable                                      125               622
                                                 -----------       -----------
                                                 $   131,794       $   131,935
                                                 ===========       ===========

      On June 9, 1994, we refinanced substantially all of our existing debt through a debt purchase transaction with a financial services company. The $122.58 million loan provides us with funds for seven years at a fixed rate equal to 8.28%, requires monthly payments of interest only until maturity and is secured by 86 properties with a book value of $226 million. The refinancing resulted in a loss on early retirement of $1.18 million. As required by the loan agreement, we have deposited cash in restricted accounts to fund certain expenses including real estate taxes and insurance. During 1995, we sold two properties securing this note and, as part of the defeasance, were required to place US treasury notes costing $3.1 million into a trust account. These treasury notes mature in June 2001 and carry an effective interest rate of 5.1%.

      The mortgage notes are secured by a deed of trust on two storage centers. The first is due in monthly installments of $13,441, including principal and interest at 10.25%, and matures April 2001. The second is a participating mortgage for $7.3 million requiring fixed monthly payments of interest only at 8% plus quarterly payments of 90% of cash flow, as defined. This mortgage also requires payment of 90% of the storage center's appreciation upon maturity, December 2003. Other notes payable consists of local improvement district warrants and a note taken in connection with a real estate acquisition. The approximate maturities of principal over the next five fiscal years are approximately $20,000 in each year from 1997 through 2000 and $124 million in 2001.

NOTE I - SHAREHOLDERS' EQUITY

      In addition to the rights, privileges and powers of Class A common stock, Class B common stockholders received loans from SSCI to fund certain obligations to the Predecessor. The loans are due between 2000 and 2003 and are secured by the Class B common stock. Class B common stock is convertible to Class A common stock at a one-to-one ratio as the loans are repaid.

      SSCI has authorized 40,000,000 shares of preferred stock, of which 2,800,000 shares have been designated as Series A Junior Participating Preferred Stock, and none are issued and outstanding at December 31, 1996. The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series, and the designation thereof.

      In June and July 1995, we issued a total of 4.92 million additional Class A common shares through a public offering. These shares were issued at $23.00 per share, providing net proceeds after offering costs of $106 million. Net proceeds were used to repay lines of credit and the remaining funds have been used to fund storage center acquisitions, development, and general corporate purposes.

      In January and February 1997, we issued 2.2 million Class A common shares through a public offering. Net proceeds of $59.3 million were used to pay down our domestic line of credit.

NOTE J - STOCK COMPENSATION PLANS

      We have established two employee stock plans for the purpose of attracting and retaining our directors, executive officers and other employees:

           1) The 1993 Stock Option Plan (the 1993 Plan) provides for the granting of options for up to 3% of our outstanding shares of Class A common stock at the end of each year, limited in the aggregate to 5,000,000 shares. In general, the options vest ratably over five years and must be exercised within ten years from date of grant. The exercise price for qualified incentive options under the 1993 Plan must be at least equal to fair market value at date of grant and at least 85% of fair market value at date of grant for non qualified options. The 1993 Plan expires in 2003.

           2) The 1995 Long-Term Incentive Compensation Plan (the 1995 Plan) which provides for the granting of options for up to 2% of the adjusted average shares of our Class A common stock outstanding during the preceding calendar year, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 1995 Plan requires mandatory acceleration in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of SSCI, except where such awards are assumed or replaced in the transaction. The 1995 Plan permits the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by recent tax legislation. The 1995 Plan allows for grants to consultants and agents, as well as our officers and key employees.

      In 1993, we also established the Stock Option Plan for Nonemployee Directors (the Directors Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. This plan was amended during 1995 and provided current outside directors with 6,000 shares each in 1995 and 3,000 shares each annually thereafter. Such options vest upon continued service until our next annual meeting. The total shares reserved under the Directors Plan, as amended, is 200,000. The exercise price for options granted under the Directors Plan is equal to fair market value at date of grant. As of December 31, 1996, 54,400 of these options were outstanding.

      In 1996, we established an Employee Stock Purchase Plan under which employees can elect to purchase Company stock through regular periodic payroll deductions without paying broker commissions. This plan provides for potential price discounts of up to 15%; however, no discount is currently being offered to employees.

      The weighted average remaining contractual life of options outstanding at December 31, 1996 was 8.7 years and option prices ranged from $18.90 to $27.00 per share. The following table summarizes the outstanding and exercisable options under all of our plans:

                                                              WEIGHTED AVERAGE
                                           NO. OF SHARES       EXERCISE PRICE
                                           -------------       --------------
Outstanding, January 1, 1994                           0
      Granted                                      9,200           $  19.44
                                           -------------
Outstanding, December 31, 1994                     9,200              19.44
      Granted                                    196,500              23.34
      Forfeited                                  (13,200)             23.00
      Exercised                                     (300)             23.00
                                           --------------
Outstanding, December 31, 1995                   192,200              22.15
      Granted                                     80,597              26.26
      Forfeited                                  (14,206)             24.99
      Exercised                                   (7,500)             22.00
                                           --------------
Outstanding, December 31, 1996                   251,091              23.32
                                           =============

Exercisable, December 31, 1994                         0
                                           =============
Exercisable, December 31, 1995                    15,100              23.10
                                           =============
Exercisable, December 31, 1996                    51,000              22.45
                                           =============


      Additionally, during 1996, we granted performance awards for an additional 12,994 shares which are contingent on meeting certain performance objectives over the next three years.

      We have adopted the disclosure only provisions of the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." No compensation cost has been recognized for the stock option plans. Had compensation cost for our two stock options granted been determined based on the fair value at the grant date for awards in 1996 consistent with the provision of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                     1996            1995
                                                -------------   -------------
        Net income - as reported                   $32,785         $29,572
        Net income - pro forma                      32,212          29,269
        Net income per share - as reported            1.39            1.43
        Net income per share - pro forma              1.37            1.42

      The fair value of options granted under our stock option plans during 1996 and 1995, was estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used: dividend yield of 3.60% and 8.22%, expected volatility of 21.61% and 26.87%, risk free interest rate of 5.99% and 7.33%, and expected life of 10 and 7 years.

      In January 1997, we granted 254,045 options which vest ratably over three years at fair market value or $28.25 per share.

NOTE K - SHAREHOLDER RIGHTS PLAN

      In March 1994, we adopted a Shareholder Rights Plan and declared a distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at purchase price of $65, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock. If a person or group acquires more than 10% of the then outstanding shares of common stock, each Right will entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of SSCI) having a value equal to two times the exercise price of the Right. In addition, if SSCI is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring company's common shares having a market value of twice the Right's exercise price. We will be entitled to redeem the Rights at $.0001 per Right at any time prior to the earlier of the expiration of the Rights in March 2004 or the time that a person has acquired a 10% position. The Rights do not have voting or distribution rights, and until they become exercisable, have no dilutive effect on our earnings.

NOTE L - ADVISORY AND MANAGEMENT AGREEMENTS

      Prior to the Management Company Merger, the Management Company advised the Company with respect to its investments, managed its day-to-day operations, and provided property management services. The agreements provided for an annual advisory fee, incentive advisory fees, reimbursement for certain costs and expenses, and property management fees. The property management fee is equal to approximately 6% of property revenues. These agreements were eliminated through the Management Company Merger with the Management Company on March 24, 1995. Property management fees for the years ended December 31, 1994 and 1995 were $3,987,000 (representing ten months of operations) and $1,261,000 (representing three months of operations), respectively. In addition, we paid $59,000 each year during 1994 and 1995 under an advisory agreement.

      In connection with the management of storage centers, the Predecessor paid to the Management Company a property management fee of 6% of rental revenues. Incentive management fees were paid by two of the partnerships included in the Predecessor. These incentive fees were based on the amount of distributions to partners at 8% and 25% depending on the cumulative amount of distributions to limited partners. We pay no comparable fee.

NOTE M - PREDECESSOR

      The combined financial statements of the Predecessor include the accounts of the partnerships listed below for the period from January 1 to March 1, 1994.

      Shurgard Mini-Storage Limited Partnership I
      Shurgard Income Properties II
      Shurgard Income Properties III, a Real Estate Limited Partnership Shurgard Income Properties IV, a Real Estate Limited Partnership Shurgard Income Properties Five, a Real Estate Limited Partnership Shurgard Income Properties Six, a Real Estate Limited Partnership Shurgard Income Properties Seven, a Real Estate Limited Partnership Shurgard Income Properties Eight, a Real Estate Limited Partnership Shurgard Income Properties Nine, a Real Estate Limited Partnership Shurgard Income Properties Ten, a Real Estate Limited Partnership Shurgard Income Properties Eleven, a Real Estate Limited Partnership Shurgard Income Properties Twelve, a Real Estate Limited Partnership Shurgard Income Properties - Fund 14 Limited Partnership Shurgard Growth Capital - Fund 15 Limited Partnership Shurgard Income Properties - Fund 16 Limited Partnership Shurgard Growth Capital - Fund 17 Limited Partnership Shurgard Income Properties - Fund 18 Limited Partnership

NOTE N - SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                   ---------------------------------------------------------
                                                   MARCH 31,        JUNE 30,       SEPT. 30,        DEC. 31,
     (in thousands, except per share data)            1995            1995            1995            1995
                                                   ---------       ---------       ---------       ---------
Revenues                                           $  21,368       $  24,107       $  26,088       $  25,208
Income from operations                                 8,551          10,329          11,483          10,372
Net income                                             5,354           6,638           9,221           8,359
Net income per common
      and common equivalent share                       0.31            0.35            0.40            0.35

                                                                       THREE MONTHS ENDED
                                                   ---------------------------------------------------------
                                                   MARCH 31,       JUNE 30,       SEPT. 30,         DEC. 31,
     (in thousands, except per share data)            1996           1996            1996             1996
                                                   ---------       ---------       ---------       ---------
Revenues                                           $  24,819       $  26,323     $  28,051         $  31,207
Income from operations                                 9,645          10,472        12,096            12,850
Net income                                             7,313           7,801         9,029             8,643
Net income per common
      and common equivalent share                       0.32            0.34          0.39              0.36

                       INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Shurgard Storage Centers, Inc.
Seattle, Washington

      We have audited the accompanying consolidated balance sheets of Shurgard Storage Centers, Inc., and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the combined statements of income, cash flows and partners' equity (deficit) of the 17 limited partnerships (the "Predecessor") described in Note A, for the period from January 1, 1994 to March 1, 1994. These financial statements are the responsibility of the Company's and Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements of the Company and the combined financial statements of the Predecessor present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 the results of the Predecessor's operations and its cash flows for the period from January 1, 1994 to March 1, 1994 in conformity with generally accepted accounting principles.



/s/Deloitte & Touche LLP

Deloitte & Touche LLP

Seattle, Washington
February 28, 1997

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                 PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors of the Company and Section 16 reporting is set forth in our proxy statement for the annual meeting of shareholders to be held May 13, 1997, and is incorporated herein by reference.

      The executive officers of the Company are as follows:

                                       POSITIONS AND OFFICES
     NAME         AGE                    WITH THE COMPANY
---------------   ---  ------------------------------------------------------
Charles K. Barbo  55   Chairman of the Board,  President and Chief Executive
                         Officer

Harrell Beck      40   Director,  Senior  Vice  President,  Chief  Financial
                         Officer and Treasurer

Kristin H. Stred  38   Senior Vice President, Secretary and General Counsel

David K. Grant    43   Executive Vice President

Michael Rowe      40   Executive Vice President, Chief Operating Officer

---------------
      For Mr. Barbo's and Mr. Beck's biographies, see our proxy statement for the annual meeting of shareholders to be held on May 13, 1997.

      Kristin H. Stred has served as our Secretary and General Counsel since July 1993. She was named Senior Vice President of the Company upon the closing of the Merger. Ms. Stred joined the Management Company in July 1992 and until the Merger served as Secretary and General Counsel. She was previously an attorney with The Boeing Company from October 1991 to July 1992 and Assistant General Counsel with King Broadcasting Company from July 1987 to September 1991. Ms. Stred has a Bachelor of Arts degree with honors in general studies from Harvard University and a J.D. from Harvard Law School. She is a member of the Washington State Bar Association, is a former president of Washington Women Lawyers and a former member of the Executive Committee of the Corporate Law Department Section of the Washington State Bar Association.

      David K. Grant has served as our Executive Vice President and Director of Real Estate Investment since July 1993. In February 1996, Mr. Grant was transferred to Brussels, Belgium. He became Managing Director Benelux SCS effective January 1, 1996. Mr. Grant joined the Management Company in November 1985 as Director of Real Estate Investment and continued to serve in that capacity until the Merger. He also served as an Executive Vice President of the Management Company. Mr. Grant was previously a manager with Touche Ross & Co., where he was employed for approximately 10 years providing financial consulting, accounting and auditing services primarily to clients in the real estate, construction and engineering industries. Mr. Grant has a Bachelor of Arts degree in Business Administration and a Bachelor of Science degree in Accounting, both from Washington State University.

      Michael Rowe has served as our Executive Vice President and Director of Storage Operations since July 1993. Effective January 1, 1996, Mr. Rowe became our Chief Operating Officer. Prior to the Merger, he served as Executive Vice President and Director of Storage Operations of the Management Company. Prior to his employment with the Management Company, he was employed with Touche Ross & Co., where he participated in independent audits of major real estate syndication, development and management companies in the Pacific Northwest. He became Controller of the Management Company in 1982 and Vice President and Treasurer in 1983. In 1987, Mr. Rowe was named Director of Storage Operations of the Management Company. Mr. Rowe has a Bachelor of Arts degree in Business Administration from Washington State University.

ITEM 11 - EXECUTIVE COMPENSATION

      Information regarding executive compensation is set forth in our proxy statement for the annual meeting of shareholders to be held May 13, 1997, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is set forth in our proxy statement for the annual meeting of shareholders to be held May 13, 1997, and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is set forth in our proxy statement for the annual meeting of shareholders to be held May 13, 1997, and is incorporated herein by reference.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

                                                                                 PAGE NO.
                                                                                 --------
Consolidated Balance Sheet at December 31, 1996 and 1995.                           37
For the years ended  December 31, 1996, 1995 and 1994 (Company), and the period from January 1, 1994 to March 1, 1994 (Predecessor):
      Consolidated Statements of Net Income                                         38
      Consolidated Statements of Partners' and Shareholders' Equity                 39
      Consolidated Statements of Cash Flows                                        40-41
      Notes to Consolidated Financial Statements                                   42-52
      Independent Auditors' Report                                                  53

      2.  Financial Statement Schedules

               All schedules have been omitted because either they are not applicable or the required information is shown in the financial statements.

      3.  Exhibits

          3.1 Amended and Restated Certificate of Incorporation of the Registrant (1)

          3.2     Restated By-Laws of the Registrant (7)

          4.1 Rights Agreement between the Registrant and Gemisys Corporation dated as of March 17, 1994 (2)

          10.1 Amended and Restated Loan Agreement between Nomura Asset Capital Corp., as Lender, and SSC Property Holdings, Inc., as Borrower, dated as of June 8, 1994(4)

          10.2 Amended and Restated Collection Account and Servicing Agreement among SSC Property Holdings, Inc., Pacific Mutual Life Insurance Company, LaSalle National Bank and Nomura Asset Capital Corp. dated as of June 8, 1994(4)

          10.3 Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., Seattle-First National Bank, KeyBank of Washington, U.S. Bank of Washington and LaSalle National Bank dated September 9, 1996(6)

          10.4    Agreement and Plan of Merger dated as of December 19, 1994(4)

         *10.6    Amended and Restated 1993 Stock Option Plan(3)

         *10.7    Amended and Restated Stock Incentive Plan for Nonemployee
                  Directors

         *10.8    1995 Long-Term Incentive Compensation Plan (5)

         *10.9 Form of Business Combination Agreement, together with schedule of actual agreements

         10.10 Second Amendment to Amended and Restated Loan Agreement dated as of March 12, 1997

          11.1    Statement Re: computation of Net Income Per Share

          12.1    Statement Re: computation of Earnings to Fixed Changes

          21.1    Subsidiaries of the Registrant

          23.1    Consent of Deloitte & Touche LLP

          27.1    Financial Data Schedule

      -----------------
         (1) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-4, Amendment No. 8 (Post-Effective Amendment No. 4), filed with the Securities and Exchange Commission on February 2, 1994.

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

         (6) Incorporated by reference to exhibit 99.40 filed with the Registrant's Schedule 13E-3/A Amendment No. 11 filed with the Securities and Exchange Commission on October 12, 1996.

         (7) Incorporated by reference to exhibit no. 3.2 filed with the Registrant's Annual report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1996.

         *     Management contract or compensatory plan or arrangement

(b)   Reports on Form 8-K

      The following Form 8-K was filed by the Company during the quarter ended December 31, 1996:

      November 14, 1996 (filed November 14, 1996) Completion of Acquisition

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 12th day of March, 1997.

                                    SHURGARD STORAGE CENTERS, INC.


                                    By:
                                       ------------------------------------
                                        Harrell Beck
                                        Senior Vice President
                                        Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 19th day of March, 1996.

              Signature                                Title
-----------------------------------    ----------------------------------------
-----------------------------------    Chairman of the Board,  President and
          Charles K. Barbo              Chief Executive Officer (Principal
                                        Executive Officer)


-----------------------------------    Senior Vice President, Treasurer,
           Harrell L. Beck              Chief Financial Officer and
                                        Director (Principal Financial and
                                        Accounting Officer)

           Greenlaw Grupe
-----------------------------------    Director


           Howard Johnson
-----------------------------------    Director


           Donald W. Lusk
-----------------------------------    Director


             W. J. Smith
-----------------------------------    Director

                                 Exhibit Index


          3.1 Amended and Restated Certificate of Incorporation of the Registrant (1)

          3.2     Restated By-Laws of the Registrant (7)

          4.1 Rights Agreement between the Registrant and Gemisys Corporation dated as of March 17, 1994 (2)

          10.1 Amended and Restated Loan Agreement between Nomura Asset Capital Corp., as Lender, and SSC Property Holdings, Inc., as Borrower, dated as of June 8, 1994(4)

          10.2 Amended and Restated Collection Account and Servicing Agreement among SSC Property Holdings, Inc., Pacific Mutual Life Insurance Company, LaSalle National Bank and Nomura Asset Capital Corp. dated as of June 8, 1994(4)

          10.3 Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., Seattle-First National Bank, KeyBank of Washington, U.S. Bank of Washington and LaSalle National Bank dated September 9, 1996(6)

          10.4    Agreement and Plan of Merger dated as of December 19, 1994(4)

         *10.6    Amended and Restated 1993 Stock Option Plan(3)

         *10.7    Amended and Restated Stock Incentive Plan for Nonemployee
                  Directors

         *10.8    1995 Long-Term Incentive Compensation Plan (5)

         *10.9 Form of Business Combination Agreement, together with schedule of actual agreements

         10.10 Second Amendment to Amended and Restated Loan Agreement dated as of March 12, 1997

          11.1    Statement Re: computation of Net Income Per Share

          12.1    Statement Re: computation of Earnings to Fixed Changes

          21.1    Subsidiaries of the Registrant

          23.1    Consent of Deloitte & Touche LLP

          27.1    Financial Data Schedule

      -----------------
         (1) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-4, Amendment No. 8 (Post-Effective Amendment No. 4), filed with the Securities and Exchange Commission on February 2, 1994.

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

         (6) Incorporated by reference to exhibit 99.40 filed with the Registrant's Schedule 13E-3/A Amendment No. 11 filed with the Securities and Exchange Commission on October 12, 1996.

         (7) Incorporated by reference to exhibit no. 3.2 filed with the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1996.

         *     Management contract or compensatory plan or arrangement