Form 10-Q
period 1997-03-31
SHURGARD STORAGE CENTERS INC
filed 1997-05-15
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended  March 31, 1997

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to


For Quarter Ended  March 31, 1997  Commission file number  0-23466

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at April 28, 1997:
      Class A Common Stock, $.001 par value, 27,691,949 shares outstanding
      Class B Common Stock, $.001 par value, 154,604 shares outstanding
      Series B Cumulative Redeemable Preferred Stock, $.001 par value,
        2,000,000 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                          March 31,     Dec. 31,
                                             1997         1996
                                          ---------    ---------
Assets:
 Storage centers:
  Land                                    $ 144,967    $ 142,127
  Buildings and equipment, net              546,207      538,180
  Construction in progress                   37,076       32,531
                                          ---------    ---------
                                            728,250      712,838
 Other real estate investments               29,008       27,769
 Cash and cash equivalents                    5,345        3,239
 Restricted cash                              6,068        6,814
 Other assets                                49,484       53,823
                                          ---------    ---------


       Total assets                       $ 818,155    $ 804,483
                                          =========    =========

Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities   $  23,290    $  29,964
 Lines of credit                             98,337      140,997
 Notes payable                              131,744      131,794
                                          ---------    ---------
       Total liabilities                    253,371      302,755
                                          ---------    ---------

 Minority interest in other real estate
  investments                                10,770        3,217

 Shareholders' equity:
  Class A common stock, $0.001 par value;
   120,000,000 authorized; 27,690,799 and
   25,663,952 shares issued and outstanding 576,153      516,796

  Class B common stock, $0.001 par value;
   500,000 shares authorized, 154,604
   issued and outstanding; net of loans to
   shareholders of $4,002                    (1,086)      (1,086)

  Accumulative distributions in excess
     of earnings                            (21,053)     (17,199)
                                          ---------    ---------

       Total shareholders' equity           554,014      498,511
                                          ---------    ---------

  Total liabilities and
       shareholders' equity               $ 818,155    $ 804,483
                                          =========    =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                            For the three  For the three
                            months ended   months ended
                            March 31, 1997 March 31, 1996
                            -------------- --------------
     Rental revenue             $  31,033    $  23,531
     Revenue from other
       real estate investments        283          434
     Property management revenue      419          854
                                ---------    ---------
          Total revenue            31,735       24,819
                                ---------    ---------


     Operating expense              8,976        6,926
     Depreciation and amortization  6,363        5,085
     Real estate taxes              2,777        2,081
     General and administrative     1,064        1,082
                                ---------    ---------
          Total expenses           19,180       15,174
                                ---------    ---------

     Income from operations        12,555        9,645
                                ---------    ---------

     Interest and other income        537           95
     Interest expense              (3,894)      (2,427)
                                ---------    ---------
          Total other income
          (expense)                (3,357)      (2,332)
                                ---------    ---------

     Net income                 $   9,198    $   7,313
                                =========    =========

     Net income per share       $    0.34    $    0.32
                                =========    =========

     Distribution per share     $    0.47    $    0.46
                                =========    =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)

                                    Three months Three months
                                       ended       ended
                                     March 31,   March 31,
                                        1997       1996
                                     ---------   -----------
Operating activities:
  Net income                          $ 9,198     $7,313
  Adjustments to reconcile earnings to net
     cash provided by operating activities:
     Depreciation and amortization      6,363      5,085
     Minority interest in earnings
       of joint ventures                 (324)        90
     Changes in other accounts:
       Restricted cash                    746       (364)
       Other assets                     4,496        310
       Accounts payable and
       other liabilities               (4,259)    (1,452)
                                      --------    -------
       Net cash provided by
         operating activities          16,220     10,982
                                      -------     -------

Investing activities:
  Construction, acquisition and
     improvement of storage centers   (23,510)   (12,647)
  Purchase of other real estate
     investments                       (2,914)    (1,558)
  Purchase of non-competition agreements (837)      (304)
  Distributions in excess of earnings from
     investment in joint partnerships     332         82
                                      -------     -------
       Net cash used in investing
         activities                   (26,929)    (14,427)
                                      --------    -------

Financing activities:
  Proceeds from notes payable                        313
  Proceeds(payments) on line
     of credit                        (42,660)    14,108
  Return of capital invested            9,272
  Principal payments on notes payable     (50)        (1)
  Proceeds from exercise of stock
     options                              154         18
  Distributions paid                  (13,052)   (10,669)
  Proceeds from stock offering, net    59,203
  Distributions to minority partners      (52)       (47)
                                      --------    -------
       Net cash provided by
         financing activities          12,815      3,722
                                      -------     -------

Increase in cash and cash equivalents   2,106        277
Cash and cash equivalents at
  beginning of year                     3,239      5,683
                                      -------     -------
Cash and cash equivalents at
  end of period                       $ 5,345     $5,960
                                      =======     =======

Supplemental schedule of cash flow information:
  Cash paid during the period
     for interest                     $ 4,656     $3,418
                                      =======     =======

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                  Three Months Ended March 31, 1997
                             (unaudited)

Note A _ Basis of Presentation
  The consolidated financial statements include the accounts of Shurgard Storage Centers, Inc. and its subsidiaries, including
  U.S. and Belgian subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

  The consolidated financial statements included in this report are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consisted only of normal recurring items. The interim financial statements should be read in conjunction with our 1996 Annual Report. Interim results are not necessarily indicative of results for a full year.

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

  Effective  February 1, 1997, we adopted Statement of Financial
  Accounting Standards No. 128 "Earnings per Share" We do not believe adoption of this standard will have a material impact on our financial statements.

  Weighted average shares outstanding for the three months ended
  March 31, 1997 and 1996 were 27,356,958 and 23,196,858,
  respectively.

  Certain amounts in the 1996 financial statements have been reclassified to conform to the current presentation.

Note B _ Lines of Credit
  We have an unsecured domestic line of credit to borrow up to $175 million at a spread over LIBOR, maturing September 1999. The amount available and the spread vary based on the terms of the agreement; as of March 31, 1997, the current available amount was $175 million, of which approximately $90.8 million was outstanding. On July 1, 1997 the maximum amount available under this line of credit decreases to $100 million unless decreased sooner at our option. In January 1997, we repaid $58.4 million on this line with a portion of the proceeds from the issuance of Class A common stock.

Note C _ European Operations
  In March 1997, we entered into a joint venture agreement with two unaffiliated entities. We have a minority interest in this joint venture which borrowed $19 million to purchase a majority limited partner interest in SSC Benelux & Co., SCS. This transaction resulted in the return of $9.3 million of our cash contribution and reduced our equity position from 85.6% to 12.5%. We, together with one of our partners, have the right to increase our participation in the joint venture through an equity contribution.

Note D _ Subsequent Events
  On April 16, 1997, we raised $50 million ($48.1 million in net proceeds) through the sale of 2,000,000 shares of Series B Cumulative Redeemable Preferred Stock at $25 per share. These shares require quarterly distribution payments totaling 8.8% per year and are callable at our option after five years.
  On April 25, 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25th and October 25th. Net proceeds totaled $98.8 million.
  A portion of the proceeds from these offerings were used to pay off the balance of our line of credit.
  On May 13, 1997, our shareholders approved moving our state of incorporation from Delaware to Washington.

Note E _ Contingent Liability
  As one of three general partners in a joint venture, we are contingently liable for $19 million in debt at March 31, 1997.

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. Such statements are subject to risks that could cause actual results to differ materially including the risk that competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop. We are also at risk for increases in labor, taxes, marketing and construction expenses. Other factors which could affect our financial results are described below and in Item 1 (Business) of our Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date hereof. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date hereof.

INTERNAL GROWTH

     During the first quarter of 1997, we continued our focus on increasing net operating income from our existing real estate assets. One of the ways we analyze our performance is to measure year over year improvements in same store operating results. We define "same stores" each quarter as those stabilized storage centers which were owned for the entire quarter of both comparison years. Other storage companies may define same stores differently, which will affect comparability. The following table summarizes same store operating performance for the first quarter of 1997 and 1996:

Dollars in thousands            Quarter Ended March 31,
except average rent             ----------------------
                               1997       1996  % Change
                               ----       ----
Rental revenue               $25,084   $23,899    5.0%

Property operating             7,489     7,481    0.1%
  expenses (1)                 -----     -----
Net operating income         $17,595   $16,418    7.2%

Avg. annual rent per sq.      $9.44      $9.03    4.6%
  ft. (2)
Avg. sq. ft. occupancy         87%        86%

Total net rentable sq. ft. 11,100,000   11,100,000

# of properties (3)          169        169
_______________
(1)Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2)Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)Includes 90% of the operating results one property in which the Company owns a 90% interest (operating results for this property are consolidated in the Company's financial statements).

     Net operating income for these centers has risen over the same quarter last year due to increases in revenue, which are a function of changes in rental rates and occupancy. First quarter revenue gains from 1996 to 1997 were driven primarily by rent increases due to the revenue optimization program discussed in our annual report. Operating expenses remained at 1996 levels as lower employee bonuses and yellow page advertising expenses offset increases in real estate taxes and utilities. Although first quarter results showed no increase, we believe we will experience some operating expense increases during the remaining three quarters of 1997. Real estate taxes rose 3.5% or $74,000 due to both assessment and tax rate increases at various properties throughout the portfolio. We regularly review assessed values and appeal them when we believe it is cost effective.

     The following table is a geographical summary of the changes in weighted average rents, rates and occupancies for the same store storage centers as defined in the previous table:

                                       % Change in     % Change in
                         % Change in    Rate per       No. of Sq.
                            Rents        Sq. Ft.      Ft. Occupied
                          '95 to 96     '95 to 96       '95 to 96
                         -----------   -----------     -----------
             Arizona        (1.2%)         1.8%           (3.0%)
             California      8.5           3.0             5.4
             Florida         6.0           1.8             4.1
             Illinois        7.1           4.0             2.9
             Maryland        1.0           5.0            (3.8)
             Michigan        1.8           5.5            (3.6)
             New York        7.2           7.5            (0.3)
             Oregon          5.2          11.1            (5.3)
             Texas           1.6          (0.3)            1.9
             Virginia        0.6           4.6            (3.8)
             Washington      9.8           8.4             1.3
             Other           3.2           4.1            (0.9)
                            -----         -----          ------
             Total           4.9%         4.6%             0.3%

     We believe our diversified portfolio minimizes the impact of individual market fluctuations that result from economic or competitive changes within these markets. In general, rental rate increases have driven the increase in revenues. Market conditions in Portland, OR and Seattle, WA contributed to above average revenue increases. The completion of significant building improvements at our New York stores have improved our product quality and allowed our managers to increase rates. New York and Portland, in particular, demonstrate our use of revenue optimization; although occupancy declined in both markets, revenues rose well above average due to rate increases. During the past year, Arizona has experienced new competition in certain trade areas and a leveling off of demand. Demand had been high in this market due to the long waiting periods for housing; as these waits have shortened, so has the average length of storage in this market. The flat San Antonio, TX market was offset by gains in the Houston, TX market. Although new competition in the San Antonio market forced rate decreases during 1996, our stores in this market have stabilized. Our results in Houston, TX show the recovery from a fire in 1995 which impacted 1996 revenues.

ACQUISITIONS

     During the first quarter of 1997, we purchased five storage centers totaling 284,000 net rentable square feet for a total cost of $11.2 million (including related non-competition agreements), one in California, one in Washington and three in Texas. The three Texas properties were purchased on March 27th and therefore made no significant contribution to operating results in the first quarter. During 1996, we purchased 40 storage centers (four in which we already owned a 30% interest) at a total cost of $128.2 million.
All of these properties were purchased in the third and fourth quarters and therefore had no effect on our operations in the first quarter of 1996. The following table summarizes the operating performance of these properties during the first quarter of 1997:

                                     Quarter Ended March 31, 1997
                                    -------------------------------
              Dollars in        Stores Acquired       Stores Acquired
             thousands except        in 1997              in 1996
              average rent           --------             --------

             Rental revenue              $80               $4,838
             Property operating
               expenses (2)               43                1,424
                                      ------               ------
             Net operating income        $37               $3,414
                                      =======              ======

             Avg. annual rent          $5.71                $8.73
               per sq. ft. (3)
             Avg. sq. ft. occupancy       91%                  87%

             Total net                97,000              2,400,000
               rentable sq. ft.
             Number of properties         2                   40

(1) Includes 70% of the operating results of the four properties previously owned by Shurgard Joint Partners II through which the Company owned a 30% interest.
(2) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(3) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.



DOMESTIC DEVELOPMENT

     We opened three domestic storage centers in the first quarter of 1997 (including two through joint ventures in Florida), thirteen during 1996 (including one through a joint venture) and six during 1995 (including three through joint ventures). The three projects opened in 1997 will total approximately 199,000 net rentable square feet when all phases are complete, with an estimated total cost of $10.5 million, but have not been open long enough to have significant operations. The following table summarizes operating performance for those projects opened in 1996 and 1995

                         Estimated    Total Net  Total     3/31/97   Average     Estimated
              Number of    Total      Rentable  Cost per   Average  Rental Rate   Annual
              Properties   Cost       Sq. Ft.   Sq. Ft.   Occupancy Per Sq. Ft.    Yield

Opened in 1996    13   $44.6 million   822,000    $54       52%       $9.92         12%
Opened in 1995     6   $18.2 million   379,000    $48       71%      $10.42         14%

     In total, the thirteen storage centers opened in 1996 are renting up ahead of plan; the average occupancy of these stores as of March 31, 1997 was 52%. The average rental rate of these stores for March 1997 was $9.92 per square foot. Together, these stores provided $441,000 in net operating income for the first quarter of 1997. For these 13 projects, total development costs, including land, averaged $54 per net rentable square foot, which is 104% of our original budgeted cost. The 1996 developments cost more per square foot than the 1995 developments because of differences in land costs. We currently expect these stores to take an average of 18 months to reach maturity (defined as 85% occupancy) compared to our original projections of 21 months. The projected average annual yield on estimated total cost of these nine projects is 12%, assuming the projects reach 85% occupancy at current rates.
     In total, the six storage centers opened in 1995 are also renting up ahead of plan; the average occupancy of these stores as of March 31, 1997 was 71%. The average rental rate of these stores for March 1997 was $10.42 per square foot. These projects together provided first quarter net operating income of $272,000 for 1997 compared to $16,000 for 1996. For these six stores, total development costs, including land, averaged $48 per net rentable square foot, which is 101% of the original budgeted cost. The storage centers opened in 1995 are renting up faster than expected; and we are estimating stabilization at 18 months. The projected average annual yield on the estimated total cost of these six projects is 14%, assuming the projects reach 85% occupancy at current rates.
     There is of course no assurance that these projections regarding 1995 and 1996 development projects will come to fruition as numerous factors affect the actual yields and rent up periods. These factors include the possible inability to reach and maintain assumed occupancy levels and rates due to increased competition from newly developed self storage properties, existing self storage properties and other storage alternatives, and possible increases in expenses such as property taxes, labor, and marketing, among others.
     In addition to the above completed developments, we have 14 storage centers currently under construction (four of these are being developed in Tennessee and Florida through joint ventures).
As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete.
Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at March 31, 1997:

                                                   Estimated
                                    Number of     Completed Cost
                                    Projects       of Projects
                                    ----------      -------------
     New Domestic Developments:
      Construction in progress           14       $39.7 million
      Land purchased pending
       construction                       2        $8.8 million
     Expansion of Existing
      Properties:
      Opened during 1997                  1        $0.4 million
      Construction in progress            2        $2.2 million

     In the current real estate environment, we believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion of the effect of this dilution, see our Annual Report.

EUROPEAN OPERATIONS

     During the first quarter, one new store was opened in Brussels, Belgium. When all phases are complete it will contain approximately 70,000 net rentable square feet. One additional storage center is currently under construction in Europe. Additionally, in March 1997, we entered into a joint venture agreement with two unaffiliated entities. We have a minority interest in this joint venture which borrowed $19 million to purchase a majority limited partner interest in SSC Benelux & Co., SCS. This transaction resulted in the return of $9.3 million of our cash contribution and reduced our equity position from 85.6% to 12.5%. We, together with one of our partners, have the right to increase our participation in the joint venture through an equity contribution.

OTHER OPERATIONS

     Income from other real estate investments for the first quarter of 1997 decreased $151,000 compared to the same quarter in 1996. As discussed in our Annual Report, we invested in Shurgard's Storage To Go, Inc., a start-up containerized storage business that opened its first two warehouses during the first quarter of 1997. Our pro rata share of first quarter losses were approximately $230,000. Additionally, in November 1996, we acquired the remaining interest (70%) in SJPII and the earnings from the properties previously owned by SJPII are now consolidated. Our pro rata share of SJPII in the first quarter of 1996 (30%) was $66,000. These decreases were partially offset by increasing earnings from the Tennessee and Florida development joint ventures.
     Property management revenues decreased $435,000 primarily due to the purchase of the three IDS partnerships in November 1996. We previously received fees for managing the properties owned by these partnerships.
     Interest expense increased $1.5 million due to an increase in the outstanding balance on the lines of credit from $25 million at March 31, 1996 to $98 million at March 31, 1997. Additionally, during the quarter, we capitalized $754,000 in interest related to the construction of storage centers while $759,000 in interest was capitalized in the first quarter of 1996.


FUNDS FROM OPERATIONS

    Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) March, 1995, White Paper on Funds from Operations, is defined as net income (calculated in accordance with GAAP) excluding gains or losses from debt restructuring and sales of real estate, plus depreciation of real estate and amortization of intangible assets exclusive of deferred financing costs. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

                                 Quarter ended March 31,
                               -------------------------
                                   1997          1996
                                 --------     ---------
Net income before
  extraordinary item              $9,198        $7,313
Depreciation/amortization          6,363         5,085
Adjustment for depreciation/
  amortization from
  unconsolidated joints ventures
  and subsidiaries                   (84)           78
Deferred financing costs            (280)         (280)
                                  --------     ---------
FFO as currently defined         $15,197       $12,196
                                 =========     =========

     FFO for the first quarter of 1997 rose $3 million over first quarter 1996 FFO. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties acquired during the past year. We believe future growth rates will slow until development levels off, as the rent-up period on development projects partially offsets operating results from current properties and acquisitions. The negative effect on FFO from development and containerized storage totaled $785,000 for the first quarter of 1997 compared to only $294,000 for the first quarter of 1996.

Liquidity and Capital Resources

     During the quarter, we invested $23.5 million in storage centers including approximately $12.5 million in development projects, $10.7 in acquisitions and $312,000 in capital improvements to our existing portfolio. The $2.9 million investment in other real estate investments consists primarily of $1.1 million invested in our containerized storage operation and $1.8 million invested in joint ventures. Additionally, we received a return of $9.3 million of our cash contribution in Benelux SCS through the refinancing discussed above.

     In January and February 1997, we raised $59.3 million through the sale of 2.2 million share of Class A common stock. Proceeds were used primarily to pay down our line of credit. The balance on the line of credit declined $42.7 million from December 31, 1996 to March 31, 1997. At March 31, 1997, the Company's debt to total assets was 28% and its debt to total market capitalization was 23%.

     We anticipate that cash flow from operating activities, available lines of credit and the proceeds from its equity offering will continue to provide adequate capital for planned expansion, principal payments and dividend payments in accordance with REIT requirements. Cash provided by operating activities for the three months of operations ended March 31, 1997 was $15.2 million compared to $11 million for the same quarter of 1996. Capital available from lines of credit at March 31, 1997 was approximately $102 million.
On April 28, 1997, we declared a dividend of $0.48 per share to be paid on May 21, 1996. This dividend is approximately 88% of first quarter FFO.

     On April 16, 1997, we raised $50 million ($48.1 million in net proceeds) through the sale of 2,000,000 shares of Series B Cumulative Redeemable Preferred Stock at $25 per share. These shares require quarterly distribution payments totaling 8.8% per year and are callable at our option after five years.
     On April 25, 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25th and October 25th. Net proceeds totaled $98.8 million.
     A portion of the proceeds from these offerings were used to pay off the balance of our line of credit.


Part II, Item 6:  Exhibits and Reports on Form 8-K
Exhibits:
         Exhibit 10 - Indenture between Shurgard Storage Centers, Inc. and LaSalle National Bank, as Trustee, dated April 24, 1997
         Exhibit 11 - Calculation of Net Income per Share
         Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:
         January 16, 1997 Exhibits related to the issuance of Class A Common Shares
         April 16, 1997 Exhibits related to the issuance of shares of 8.80% Series B Cumulative Redeemable Preferred Stock April 22, 1997 Exhibits related to the issuance of senior unsecured notes


SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  May 14, 1997   By: /s/ Harrell Beck
                          Harrell Beck
                          Chief Financial Officer, Chief Accounting
                          Officer and Authorized Signatory