Form 10-Q
period 1997-06-30
SHURGARD STORAGE CENTERS INC
filed 1997-08-14
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

                               OR

[  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


For Quarter Ended June 30, 1997 Commission  file number 0-23466


                          SHURGARD STORAGE CENTERS, INC.
     (Exact name of registrant as specified in its charter)


            Washington                       91-1603837
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at July 31, 1997:
      Class A Common Stock, $.001 par value, 27,690,308 shares
        outstanding
      Class B Common Stock, $.001 par value, 154,604 shares
        outstanding
      Series B Cumulative Redeemable Preferred Stock, $.001 par value, 2,000,000 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                           June 30,    Dec. 31,
                                             1997         1996
                                           -------    ---------
Assets:
 Storage centers:
  Land                                    $ 151,341    $ 142,127
  Buildings and equipment, net              572,962      538,180
  Construction in progress                   37,090       32,531
                                           --------     ---------
                                            761,393      712,838
 Other real estate investments               34,674       27,769
 Cash and cash equivalents                   25,960        3,239
 Restricted cash                              8,902        6,814
 Other assets                                48,793       53,823
                                            -------      -------
       Total assets                       $ 879,722    $ 804,483
                                           ========     ========

Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities   $  23,322    $  29,964
 Lines of credit                              8,199      140,997
 Notes payable                              231,740      131,794
                                           --------     --------
       Total liabilities                    263,261      302,755
                                           --------     --------

 Minority interest in other real estate
 investments                                 17,819        3,217

 Shareholders' equity:
  Series B Cumulative Redeemable Preferred
  Stock, $0.001 par value; 2,300,000
  authorized; 2,000,000 shares issued and
  outstanding                                48,164

 Class A common stock, $0.001 par value;
  120,000,000 authorized; 27,688,545 and
  25,509,348 shares issued and outstanding  575,980        516,796

 Class B common stock, $0.001 par value;
  500,000 shares authorized,154,604 issued
  and outstanding; net of loans to
  shareholders of $4,002                     (1,086)        (1,086)

  Accumulated distributions in excess
   of earnings                              (24,416)       (17,199)
                                            --------       --------

       Total shareholders' equity           598,642        498,511
                                           --------       --------

  Total liabilities and
       shareholders' equity               $ 879,722      $ 804,483
                                          =========      =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                              For the three     For the three
                               months ended      months ended
                              June 30, 1997     June 30, 1996
                              -------------     -------------
     Rental revenue             $  33,234        $  24,982
     Revenue from other
       real estate investments       (139)             461
     Property management revenue      604              880
                                ---------          -------
          Total revenue            33,699           26,323
                                ---------         --------

     Operating expense              9,155            7,266
     Depreciation and amortization  6,670            5,314
     Real estate taxes              2,524            2,109
     General and administrative     1,023            1,162
                                  -------           ------
          Total expenses           19,372           15,851
                                  -------           ------

     Income from operations        14,327           10,472
                                  -------          -------

     Interest and other income        769              150
     Interest expense              (4,237)          (2,821)
          Total other income
          (expense)                (3,468)          (2,671)
                                  --------         --------

     Net income                 $  10,859        $   7,801
                                =========        =========

     Net income per share       $    0.36        $    0.34
                                =========        =========

     Distribution per share     $    0.48        $    0.47
                                =========        =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                               For the six    For the six
                               months ended   months ended
                              June 30, 1997   June 30, 1996
                              -------------   -------------
     Rental revenue             $  64,266      $  48,513
     Revenue from other
       real estate investments        144            895
     Property management revenue    1,023          1,734
                                  -------       --------
          Total revenue            65,433         51,142
                                  -------       --------

     Operating expense             18,131         14,192
     Depreciation and amortization 13,033         10,399
     Real estate taxes              5,301          4,190
     General and administrative     2,086          2,244
                                  -------        -------
          Total expenses           38,551         31,025
                                  -------        -------

     Income from operations        26,882         20,117
                                  -------        -------

     Interest and other income      1,306            245
     Interest expense              (8,131)        (5,248)
                                  --------       --------
          Total other income
          (expense)                (6,825)        (5,003)
                                  --------       --------

     Net income                  $  20,057      $  15,114
                                 =========      =========

     Net income per share        $    0.69      $    0.65
                                ==========      =========

     Distribution per share      $    0.95      $    0.93
                                 =========      =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)

                                   Six months   Six months
                                      ended        ended
                                     June 30,    June 30,
                                       1997        1996
                                   -----------  -----------
Operating activities:
  Net income                          $20,057     $15,114
  Adjustments to reconcile earnings
  to net cash provided by operating
  activities:
     Depreciation and amortization     13,033      10,399
     Minority interest in earnings
       of joint ventures                 (548)         39
     Changes in other accounts:
       Restricted cash                 (2,088)       (465)
       Other assets                     6,172        (751)
       Accounts payable and other
       liabilities                     (2,964)     (1,266)
                                      --------    --------
       Net cash provided by operating
        activities                     33,662      23,070
                                      --------    --------

Investing activities:
  Construction, acquisition and
    improvement of storage centers    (63,815)    (27,106)
  Purchase of other real estate
    investments                        (7,503)     (4,508)
  Purchase of non-competition
    agreements                         (1,254)       (304)
  Distributions in excess of earnings
    from investment in joint
    partnerships                         (744)        116
                                      --------    --------

       Net cash used in investing
         activities                   (73,316)    (31,802)
                                     ---------    --------

Financing activities:
  Proceeds from notes payable         102,937         315
  Proceeds (payments) on lines
    of credit                        (135,789)     27,985
  Return of capital invested            9,272
  Payment of loan costs                (1,341)
  Proceeds from exercise of stock
    options                               238         165
  Cancellation of Company stock          (253)
  Distributions paid                  (27,274)    (21,574)
  Proceeds from preferred stock
    offering, net                      48,164
  Proceeds from stock offering, net    59,200
  Contribution by minority interest     7,338
  Distributions to minority partners     (117)        (94)
                                      --------    --------
       Net cash provided by
         financing activities          62,375       6,797
                                      --------    --------
Increase (decrease) in cash and
   cash equivalents                    22,721      (1,935)
Cash and cash equivalents at
   beginning of year                    3,239       5,683
                                      -------      --------
Cash and cash equivalents at
    end of period                   $  25,960    $  3,748
                                    =========    =========

Supplemental schedule of cash flow information:
  Cash paid during the period
    for interest                   $    8,146    $  6,523
                                   ==========    =========

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                   Six Months Ended June 30, 1997
                             (unaudited)

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

  Effective  February 1, 1997, we adopted Statement of Financial
  Accounting Standards No. 128 "Earnings per Share." We do not believe adoption of this standard will have a material impact on our financial statements.

  Weighted average shares outstanding for the three months ended
  June 30, 1997 and 1996 were 27,877,452 and 23,201,187,
  respectively, and for the six months ended June 30, 1997 and 1996 were 27,633,731 and 23,199,023, respectively.

  Certain amounts in the 1996 financial statements have been reclassified to conform to the current presentation.

Note B _ Lines of Credit
  We have an unsecured domestic line of credit to borrow up to $100 million at a spread over LIBOR, maturing September 1999. The amount available and the spread vary based on the terms of the agreement; as of June 30, 1997, the current available amount was $100 million, of which none was outstanding and the spread is 100 basis points over LIBOR. In January 1997, we repaid $58.4 million on this line with a portion of the proceeds from the issuance of Class A common stock. The remaining balance was repaid in April with a portion of the proceeds from the issuance of notes and Series B preferred stock.

Note C _ European Operations
  In March 1997, we entered into a joint venture agreement with two unaffiliated entities. We have a minority interest in this joint venture, which borrowed $19 million to purchase a majority limited partner interest in SSC Benelux & Co., SCS. This transaction resulted in the return of $9.3 million of our cash contribution and reduced our equity position from 85.6% to 12.5%. We, together with one of our partners, have the right to increase our participation in the joint venture through an equity contribution.

Note D _ Equity
  On April 16, 1997, we raised $50 million ($48.2 million in net proceeds) through the sale of 2,000,000 shares of Series B Cumulative Redeemable Preferred Stock at $25 per share. These shares require quarterly distribution payments totaling 8.8% per year and are callable at our option after five years.

Note E _ Long-Term Debt
  On April 25, 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25th and October 25th. Net proceeds totaled $98.7 million.

Note F _ Contingent Liability
  As one of three general partners in a joint venture, we are contingently liable for $19.3 million in debt at June 30, 1997
  (See Note C).

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. Such statements are subject to risks that could cause actual results to differ materially including the risk that competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop. We are also at risk for increases in labor, taxes, marketing, and other operating and construction expenses. Other factors which could affect our financial results are described below and in Item 1 (Business) of our Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date hereof. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date hereof.

INTERNAL GROWTH

During the second quarter of 1997, we continued our focus on increasing net operating income from our existing real estate assets. One of the ways we analyze our performance is to measure year over year improvements in same store operating results. We define "same stores" each quarter as those stabilized storage centers which were owned for the entire quarter of both comparison years. Other storage companies may define same stores differently, which will affect comparability. The following tables summarize same store operating performance for the first quarter and the first six months of 1997 and 1996:

Dollars in thousands           Quarter Ended June 30,
except average rent          --------------------------
                               1997      1996  % Change
                               ----     -----  --------
Rental revenue               $26,164   $24,970    4.8%

Property operating             7,235     7,490   -3.4%
expenses (1)                  ------   -------
Net operating income         $18,929   $17,480    8.3%
                             =======   =======
Avg. annual rent per sq.       $9.64     $9.08    6.2%
ft. (2)
Avg. sq. ft. occupancy       88%        89%

Total net rentable sq.ft.  11,400,000  11,400,000

# of properties (3)          169         169

_______________
(1)Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2)Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)Includes 90% of the operating results of one property in which the Company owns a 90% interest (operating results for this property are consolidated in the Company's financial statements).



Dollars in thousands           Six Months Ended June 30,
except average rent           -------------------------
                               1997      1996   % Change
                              -----     ------   -------
Rental revenue               $51,198   $48,816    4.9%

Property operating            14,781    14,949   -1.1%
expenses (1)                 -------   -------
Net operating income         $36,417   $33,867    7.5%
                             =======   =======
Avg. annual rent per sq.     $9.51      $9.17     3.7%
ft. (2)
Avg. sq. ft. occupancy        88%        87%
Total net rentable sq.ft. 11,400,000   11,400,000

# of properties (3)          169        169
_______________
(1)Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2)Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)Includes 90% of the operating results of one property in which the Company owns a 90% interest (operating results for this property are consolidated in the Company's financial statements).

     Net operating income for these centers has risen for both the quarter and the first six months over the same period last year due primarily to increases in revenue, which are a function of changes in rental rates and occupancy. Revenue gains from 1996 to 1997 were driven primarily by rent increases due to the revenue optimization program discussed in our annual report. Operating expenses declined below 1996 levels as lower repair and maintenance costs, yellow page advertising expenses, and personnel expenses offset a slight increase in real estate taxes. We have experienced tightening in the labor markets in several areas of the US and, as a result, expect to experience wage increases during the last half of 1997. Although six month results showed no increase in total expenses, we believe we will experience some operating expense increases during the last half of 1997. Real estate taxes rose only 1.0% or $38,000 as assessment and tax rate increases at various properties throughout the portfolio were partially offset by refunds received for several California properties. Although we expect real estate taxes to increase more in the third and fourth quarters, we regularly review assessed values and appeal them when we believe it is cost effective.

     The following table is a geographical summary of the changes in weighted average rents, rates and occupancies for the first six months of the applicable year for the same store storage centers as defined in the previous table:

                                         %        % Change
                         % Change      Change     in No. of
                         in Rents     in Rate      Sq. Ft.
                                     per Sq. Ft.   Occupied
                         ---------  -----------   ----------
                         '96 to'97  '96 to '97   '96 to '97
                         ---------  -----------   ----------
             Arizona       (2.7%)       0.6%        (3.3%)
             California     8.8         5.3          3.3
             Florida        7.4         2.5          4.8
             Illinois       5.8         6.2         (0.4)
             Maryland       1.5         4.0         (2.5)
             Michigan       1.2         5.2         (3.7)
             New York       8.5         9.2         (0.7)
             Oregon         1.6         8.4         (6.3)
             Texas          1.0         0.2          0.8
             Virginia       1.1         7.2         (5.7)
             Washington     9.3         0.4          8.8
             Other          2.6         3.4         (0.8)
                           ----        -----        -----
             Total          4.7%        3.7%         1.0%

     We believe our diversified portfolio minimizes the impact of individual market fluctuations that result from economic or competitive changes within these markets. In general, rental rate increases have driven the increase in revenues. Market conditions in San Francisco, CA, Ft. Lauderdale, FL and Seattle, WA contributed to above average revenue increases. The completion of significant building improvements at our New York stores have improved our product quality and allowed our managers to increase rates. New York and Chicago, in particular, demonstrate our use of revenue optimization; although occupancy declined in both markets, revenues rose well above average due to rate increases. During the past year, Arizona has experienced new competition in certain trade areas and a leveling off of demand. Demand had been high in this market due to the long waiting periods for housing; as these waits have shortened, so has the average length of storage in this market. The decline in the Dallas, TX market was offset by gains in the Houston, TX market. Although new competition in the San Antonio market forced rate decreases during 1996, our stores in this market have shown increases in year over year revenues for the second quarter. Many of our older storage centers in the Dallas, TX. market are being impacted by new competitors entering their immediate trade area. We expect to see some continued softening of rates and occupancy declines until the supply is absorbed. Our results in Houston, TX show the recovery from a fire in 1995 which impacted 1996 revenues.


ACQUISITIONS

     During the first half of 1997, we purchased nine storage centers totaling 615,000 net rentable square feet for a total cost of $29 million (including related non-competition agreements). These acquisitions were located as follows: one in California, one in Florida, two in Georgia, four in Texas, and one in Washington. During 1996, we purchased 40 storage centers (four in which we already owned a 30% interest) at a total cost of $128.2 million. All of these properties were purchased in the third and fourth quarters and therefore had no effect on our operations in the first half of 1996. The following tables summarize the operating performance of these properties during the second quarter and first half of 1997:


    Dollars in thousands   Stores Acquired in 1997
    except average rent    -----------------------
                             Quarter   Six months
                              ended      ended
                             June 30,   June 30,
                               1997       1997
                            ---------  -----------
    Rental revenue             $482       $563
    Property operating
    expenses (2)                221        268
                               -----      -----
    Net operating income       $261       $295
                               =====      =====
    Avg. annual rent per      $6.52       $6.21
    sq.ft. (3)
    Avg. sq.ft. occupancy      75%        78%
    Total net rentable       615,000    615,000
    sq.ft.
    Number of properties        9          9
    # of property-months (4)   20         24




  Dollars in thousands    Stores Acquired in 1996(1)
  except average rent     -------------------------
                            Quarter   Six months
                             ended      ended
                            June 30,   June 30,
                              1997       1997
                          ----------  ------------
    Rental revenue           $5,054     $9,892
    Property operating
    expenses (2)              1,339      2,775
                             ------     ------
    Net operating income     $3,715     $7,117
                             ======     ======
    Avg. annual rent per      $9.20     $8.99
    sq.ft. (3)
    Avg. sq.ft. occupancy      88%       87%
    Total net rentable     2,400,000  2,400,000
    sq.ft.
    Number of properties        40        40
    # of property-months (4)   120       240


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


DOMESTIC DEVELOPMENT

     We opened nine domestic storage centers in the first half of 1997 (including four through joint ventures in Florida), thirteen during 1996 (including one through a joint venture) and six during 1995 (including three through joint ventures). The nine projects opened in 1997 will total approximately 523,000 net rentable square feet when all phases are complete, with an estimated total cost of $34.8 million, however, these stores have not been open long enough to have significant operations. The following table summarizes operating performance for those projects opened in 1996 and 1995.

         Number of  Estimated     Total Net   Total    6/30/97     Average    Projected
        Properties    Total       Rentable   Cost per  Average   Rental Rate    Annual
                      Cost         Sq. Ft.    Sq.Ft.  Occupancy  per Sq. Ft.   Yield(1)
       ----------  -------------  ---------  -------- ---------  -----------  ---------
   Opened   13     $44.8 million  822,000     $55        63%        $10.19        13%
   in 1996
   Opened    6     $18.2 million  379,000     $48        79%        $10.39        14%
   in 1995

(1) The projected average annual yield on estimated total cost of these projects assumes the projects are at 85% occupancy at current rates.

     In total, the thirteen storage centers opened in 1996 are renting up ahead of plan; the average occupancy of these stores as of June 30, 1997 was 63%. The average rental rate of these stores for June 30, 1997 was $10.19 per square foot. Together, these stores provided $992,000 in net operating income for the first half of 1997 compared to a $42,000 loss for the first half of 1996. For these 13 projects, total development costs, including land, averaged $55 per net rentable square foot, which is 105% of our original budgeted cost. The 1996 developments cost more per square foot than the 1995 developments primarily because of differences in land costs. We currently expect these stores to take an average of 18 months to reach maturity (defined as 85% occupancy) compared to our original projections of 21 months. The projected average annual yield on estimated total cost of these nine projects is 13%, assuming the projects are at 85% occupancy at current rates.
     In total, the six storage centers opened in 1995 are also renting up ahead of plan; the average occupancy of these stores as of June 30, 1997 was 79%. The average rental rate of these stores for June 30, 1997 was $10.39 per square foot. These projects together provided first six months net operating income of $586,000 for 1997 compared to $169,000 for 1996. For these six stores, total development costs, including land, averaged $48 per net rentable square foot, which is 102% of the original budgeted cost. The projected average annual yield on the estimated total cost of these six projects is 14%, assuming the projects reach 85% occupancy at current rates.
     There is of course no assurance that these projections regarding 1995 and 1996 development projects will come to fruition as numerous factors affect the actual yields and rent up periods. These factors include the possible inability to reach and maintain assumed occupancy levels and rates due to increased competition from newly developed self storage properties, existing self storage properties and other storage alternatives, and possible increases in expenses such as property taxes, labor, and marketing, among others.
     In addition to the above completed developments, we have 16 storage centers currently under construction (four of these are being developed in Tennessee and Florida through joint ventures).
As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete.
Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at June 30, 1997:

                                                     Estimated
                                      Number of   Completed Cost
                                      Projects      of Projects
                                     ----------     ------------
     New Domestic Developments:
      Construction in progress            16       $66.4 million
      Land purchased pending               1        $3.4 million
       construction
     Expansion of Existing
     Properties:
      Opened during 1997                   1        $0.4 million
      Construction in progress             2        $1.3 million

     In the current real estate environment, we believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion of the effect of this dilution, see our Annual Report.

EUROPEAN OPERATIONS

      During the first half of 1997, two new stores were opened in Belgium. When all phases are complete they will contain approximately 141,000 net rentable square feet. We are evaluating additional sites in Belgium, as well as opportunities in Sweden, France, and England. Additionally, in March 1997, we entered into a joint venture agreement with two unaffiliated entities. We have a minority interest in this joint venture, which borrowed $19.3 million to purchase a majority limited partner interest in SSC Benelux & Co., SCS. This transaction resulted in the return of $9.3 million of our cash contribution and reduced our equity position from 85.6% to 12.5%. We, together with one of our partners, have the right to increase our participation in the joint venture through an equity contribution.

OTHER OPERATIONS

     Income from other real estate investments for the first six months of 1997 decreased $751,000 compared to the same period in 1996. As discussed in our Annual Report, we invested in Shurgard's Storage To Go, Inc., a start-up containerized storage business that opened its first two warehouses during the first quarter of 1997. Our pro rata share of losses for the first six months of 1997 was approximately $521,000. Additionally, in November 1996, we acquired the remaining interest (70%) in SJPII and the earnings from the properties previously owned by SJPII are now consolidated. Our pro rata share of SJPII earnings in the first half of 1996 (30%) was $142,000. Additionally, Tennessee and Florida development joint ventures opened four new stores in 1997 which are creating negative cashflow during this initial rent-up phase.
     Property management revenues decreased $711,000 primarily due to the purchase of the three IDS partnerships in November 1996. We previously received fees for managing the properties owned by these partnerships.
     Interest expense increased $2.9 million due to an increase in the outstanding debt balance (both lines of credit and notes payable) from $171 million at June 30, 1996 to $240 million at June 30, 1997. Additionally, during 1997, we capitalized $1,525,000 in interest related to the construction of storage centers while $1,270,000 in interest was capitalized in the first half of 1996.


FUNDS FROM OPERATIONS

    Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) March, 1995, White Paper on Funds from Operations, is defined as net income (calculated in accordance with GAAP) excluding gains or losses from debt restructuring and sales of real estate, plus depreciation of real estate and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred stockholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

                          Quarter ended June 30,   Six months ended June 30,
                          ----------------------   ------------------------
                                1997       1996      1997        1996
                              -------    -------   --------    -------
Net Income                    $10,859     $7,801    $20,057    $15,114
Preferred dividend               (860)                 (860)
Depreciation/amortization       6,670      5,314     13,033     10,399
Adjustment for depreciation/       25         47        (59)       125
amortization from
unconsolidated joint
ventures and subsidiaries
Deferred financing costs         (265)      (280)      (545)      (560)
                               -------   -------    -------    -------
FFO as currently defined      $16,429    $12,882    $31,626    $25,078
                              ========   =======    =======    =======

     FFO for the first half of 1997 rose $6.5 million over first half of 1996 FFO. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties acquired during the past year. We believe future growth rates will slow until development levels off, as the rent-up period on development projects partially offsets operating results from current properties and acquisitions. The negative effect on FFO from development and containerized storage totaled $1,818,000 for the first half of 1997 compared to $1,083,000 for the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1997, we invested $63.8 million in storage centers including approximately $33.7 million in development projects, $29 million in acquisitions and $1.1 million in capital improvements to our existing portfolio. The $7.5 million investment in other real estate investments consists primarily of $3.4 million invested in real estate limited partnership units, $1.7 million invested in our containerized storage operation and $2.4 million invested in joint ventures. Additionally, we received a return of $9.3 million of our cash contribution in Benelux SCS through the refinancing discussed above.

     In January and February 1997, we raised $59.3 million through the sale of 2.2 million shares of Class A common stock. On April 16, 1997, we raised $50 million ($48.2 million in net proceeds) through the sale of 2,000,000 shares of Series B Cumulative Redeemable Preferred Stock at $25 per share. These preferred shares require quarterly distribution payments totaling 8.8% per year and are callable at our option after five years.
     On April 25, 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25th and October 25th. Net proceeds totaled $98.7 million.
     A portion of the proceeds from these offerings were used to pay off the balance of our line of credit. The balance on the line of credit declined $135.8 million from December 31, 1996 to June 30, 1997. At June 30, 1997, the Company's debt to total assets was 27% and its debt to total market capitalization was 22%.

     We anticipate that cash flow from operating activities, available lines of credit and the proceeds from our equity offering will continue to provide adequate capital for planned expansion, principal payments and dividend payments in accordance with REIT requirements. Cash provided by operating activities for the six months of operations ended June 30, 1997 was $33.7 million compared to $23.1 million for the same period of 1996. Capital available from lines of credit at June 30, 1997 was approximately $100 million. On July 29, 1997, we declared a dividend of $0.48 per share to be paid on August 20, 1997. This dividend is approximately 81% of second quarter FFO.



Part II, Item 4:  Submissions of matters to a vote of Security
Holders

The Company's Annual Meeting of Shareholders was held on May 13, 1997. There were outstanding and entitled to vote at the meeting 27,850,582 shares of common stock, and the holders of at least 24,377,591 shares of common stock were present in person or by Proxy (representing 87.5% of the Company shares entitled to vote at the Meeting). The following are the results of the vote:

Proposal 1 - Election of Directors

Election of the following two nominees to serve as directors for three-year terms or until their respective successors are elected and qualified:


                          FOR                       AGAINST OR AUTHORITY
                                                        WITHHELD
                 ---------------------------     ------------------------
                  In      By         Total       In      By       Total
                 Person  Proxy                 Person   Proxy
                 ------  --------   ---------  ------   ------   -------
Harrell Beck      236  24,223,296   24,223,532    0    154,059   154,059
Wendell J. Smith  236  24,223,087   24,223,323    0    154,268   154,268



In addition, the following directors' terms of office continued after the meeting:

Director                 Term Ends
---------------          --------
Charles K. Barbo           1998
Donald W. Lusk             1998
Howard J. Johnson          1999
Greenlaw Grupe,            1999
Jr. (See Part
III, Item 5)


Proposal 2 - Reincorporation of the Company in the State of
Washington

Proposal to reincorporate the Company in the State of Washington through a merger of the Company with a wholly owned Washington subsidiary.

         FOR                AGAINST         ABSTAIN
    ---------------   ----------------   ---------------
     In        By       In       By        In       By
   Person     Proxy   Person    Proxy    Person    Proxy
   ------  ---------  -----   ---------  ------   -------
    236   14,897,906    0     4,405,065     0     886,043



Part III, Item 5:  Other Information

Effective June 27, 1997, Greenlaw Grupe resigned from our Board of
Directors.


Part II, Item 6:  Exhibits and Reports on Form 8-K
Exhibits:
         Exhibit 11 - Calculation of Net Income per Share
         Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

      A report on Form 8-K dated April 16, 1997 was filed on April 17, 1997 containing exhibits related to the issuance of shares of 8.80% Series B Cumulative Redeemable Preferred Stock.

      A report on Form 8-K dated April 22, 1997 was filed on April 23, 1997 containing exhibits related to the issuance of $50 million principal amount of 7 1/2% Notes due 2004 and $50 million principle amount of 7 5/8% Notes due 2007.

      A Form 8-K dated May 14, 1997 was filed on May 20, 1997 relating to the change in our State of incorporation from the State of Washington to the State of Delaware.



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SHURGARD STORAGE CENTERS, INC.

Date:  August 14, 1997 By: /s/ Harrell Beck
                          ------------------
                          Harrell Beck
                          Chief Financial Officer, Chief Accounting
                              Officer and Authorized Signatory