Form 10-Q
period 1997-09-30
SHURGARD STORAGE CENTERS INC
filed 1997-11-13
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

                               OR

[  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


For Quarter Ended  September 30, 1997  Commission file number  0-23466

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at October 28, 1997:
      Class A Common Stock, $.001 par value, 28,424,867 shares outstanding
      Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                          Sept. 30,     Dec. 31,
                                             1997         1996
                                          --------       -------
Assets:
 Storage centers:
  Land                                    $ 157,498    $ 142,127
  Buildings and equipment, net              592,899      538,180
  Construction in progress                   58,123       32,531
                                           --------     --------
                                            808,520      712,838
 Other real estate investments               42,563       27,769
 Cash and cash equivalents                    8,198        3,239
 Restricted cash                              6,683        6,814
 Other assets                                54,455       53,823
                                            -------      -------
       Total assets                       $ 920,419    $ 804,483
                                           ========     ========

Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities   $  31,045    $  29,964
 Lines of credit                             23,090      140,997
 Notes payable                              234,819      131,794
                                            -------      -------
       Total liabilities                    288,954      302,755
                                            -------      -------

 Minority interest in other real estate
 investments                                 16,422        3,217

 Shareholders' equity:
  Series B Cumulative Redeemable Preferred
   Stock, $0.001 par value; 2,300,000
   authorized; 2,000,000 issued and
   outstanding                               48,164

  Class A common stock, $0.001 par value;
   120,000,000 authorized; 28,424,068 and
   25,509,348 issued and outstanding        595,024      516,796

  Class B common stock, $0.001 par value;
   500,000 authorized, 154,604 issued
   and outstanding; net of loans to
   shareholders of $4,002                    (1,086)      (1,086)

  Accumulated distributions in excess
   of earnings                              (27,059)     (17,199)
                                            --------     --------

       Total shareholders' equity           615,043      498,511
                                            -------      -------
  Total liabilities and
     shareholders' equity                 $ 920,419    $ 804,483
                                           ========     ========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                              For the three    For the three
                               months ended     months ended
                             Sept. 30, 1997    Sept 30, 1996
                             --------------    -------------
     Rental revenue               $  36,274       $  26,510
     Revenue from other
       real estate investments          (30)            704
     Property management revenue        841             837
                                     -------        -------
          Total revenue              37,085          28,051
                                     -------        -------

     Operating expense               10,666           7,695
     Depreciation and amortization    6,958           4,979
     Real estate taxes                2,935           2,139
     General and administrative         919           1,142
                                     ------          ------
          Total expenses             21,478          15,955
                                     ------          ------
     Income from operations          15,607          12,096
                                     ------          ------

     Interest and other income          770             220
     Interest expense                (4,555)         (3,287)
                                     -------         -------
          Total other income
           (expense)                 (3,785)         (3,067)
                                     -------         -------

     Net income                   $  11,822        $  9,029
                                    =======          ======

     Net income per share         $    0.38        $   0.39
                                   ========         =======
     Distribution per share       $    0.48        $   0.47
                                   ========         =======

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                              For the nine     For the nine
                              months ended      months ended
                             Sept. 30, 1997    Sept. 30, 1996
                              -------------    --------------
     Rental revenue             $ 100,540         $  75,023
     Revenue from other
       real estate investments        114             1,599
     Property management revenue    1,864             2,571
                                  -------           -------
          Total revenue           102,518            79,193
                                  -------           -------
     Operating expense             28,797            21,887
     Depreciation and amortization 19,991            15,378
     Real estate taxes              8,236             6,329
     General and administrative     3,005             3,386
                                   ------            ------
          Total expenses           60,029            46,980
                                   ------            ------
     Income from operations        42,489            32,213
                                   ------            ------

     Interest and other income      2,076               465
     Interest expense             (12,686)           (8,535)
                                  --------            -------
          Total other income
           (expense)              (10,610)           (8,070)
                                  --------           -------

     Net income                 $  31,879         $  24,143
                                  =======           =======

     Net income per share       $    1.08         $    1.04
                                  =======           =======
     Distribution per share     $    1.43         $    1.40
                                  =======          ========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)

                                     Nine months   Nine months
                                        ended         ended
                                     Sept. 30,       Sept. 30,
                                        1997           1996
                                     ----------    ----------
Operating activities:
  Net income                           $31,879        $24,143
  Adjustments to reconcile earnings
  to net cash provided by operating
  activities:
     Depreciation and amortization      19,991         15,378
     Minority interest in earnings
       of joint ventures                (1,355)           (65)
     Changes in other accounts:
       Restricted cash                     131           (585)
       Other assets                         (1)        (3,134)
       Accounts payable and other
       liabilities                       3,836          1,104
                                        ------        -------
       Net cash provided by operating
       activities                       54,481         36,841
                                        ------        -------
Investing activities:
  Construction, acquisition and
   improvement of storage centers     (116,256)       (49,280)
  Purchase of other real estate
   investments                         (17,647)       (49,453)
  Purchase of non-competition
   agreements                           (1,464)          (929)
  Distributions in excess of earnings
   from investment in joint
   partnerships                          1,510             45
                                       -------        --------
       Net cash used in investing
        activities                    (133,857)       (99,617)
                                      ---------       --------
Financing activities:
  Proceeds from notes payable          103,026            315
  Principal payments on notes payable                    (499)
  Proceeds (payments) on lines
   of credit                          (117,907)        93,852
  Return of capital invested             9,272
  Payment of loan costs                 (1,341)
  Proceeds from exercise of stock
   options and dividend reinvestment
   plan                                    346            166
  Cancellation of Company stock           (253)
  Distributions paid                   (41,739)       (32,478)
  Proceeds from preferred stock
   offering, net                        48,164
  Proceeds from common stock
   offerings, net                       78,135
  Contribution by minority interest      7,338            542
  Distributions to minority partners      (706)          (109)
                                        -------        -------
       Net cash provided by
         financing activities           84,335         61,789
                                        ------         ------
Increase (decrease) in cash and cash
 equivalents                             4,959          (987)
Cash and cash equivalents at
 beginning of year                       3,239         5,683
                                        ------        ------
Cash and cash equivalents at
 end of period                      $    8,198     $   4,696
                                       =======       =======

Supplemental schedule of cash flow information:
  Cash paid during the period for
   interest                        $    11,541     $  10,119
                                       =======       =======

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                Nine Months Ended September 30, 1997
                             (unaudited)

Note A _ Basis of Presentation
  The consolidated financial statements include the accounts of Shurgard Storage Centers, Inc. and its subsidiaries, including
  U.S. and foreign subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

  Weighted average shares outstanding for the three months ended
  September 30, 1997 and 1996 were 28,009,919 and 23,201,451, respectively, and for the nine months ended September 30, 1997 and 1996 were 27,770,047 and 23,199,838, respectively.

  Certain amounts in the 1996 financial statements have been reclassified to conform to the current presentation.

Note B _ Lines of Credit
  We have an unsecured domestic line of credit to borrow up to a maximum of $100 million at a spread over LIBOR, maturing September 1999. The amount available and the spread vary based on the terms of the agreement; as of September 30, 1997, the available amount was $100 million, of which $13.0 million was outstanding, and the spread was 100 basis points over LIBOR. In September 1997, we repaid $17.6 million on this line with a portion of the proceeds from the issuance of Class A common stock.

Note C _ European Operations
  In March 1997, we entered into a joint venture agreement with two unaffiliated entities. We have a minority interest in this joint venture, which borrowed $19 million to purchase a majority limited partner interest in SSC Benelux & Co., SCS (Benelux SCS), thus reducing our equity position in Benelux SCS from 85.6% to 12.5%. This transaction resulted in the return of $9.3 million for loans we had made to Benelux SCS. We, together with one of our partners, have the right to increase our participation in the joint venture through an equity contribution.

Note D _ Storage Centers
  Building and equipment are presented net of accumulated depreciation of $65.4 million and $45.9 million as of September
  30, 1997 and December 31, 1996, respectively.

Note E _ Equity
  In January and February 1997, we raised $59.3 million through the sale of 2.2 million shares of Class A Common Stock. On April 16, 1997, we raised $50 million ($48.2 million in net proceeds) through the sale of 2 million shares of Series B Cumulative Redeemable Preferred Stock at $25 per share. These preferred shares require quarterly distribution payments totaling 8.8% per year and are callable at our option after five years. On September 16, 1997, we raised $18.9 million through the sale of 727,080 shares of Class A Common Stock at $27.50 per share less a 5% discount.

Note F _ Long-Term Debt
  On April 25, 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25th and October 25th. Net proceeds totaled $98.7 million.

Note G _ Contingent Liability
  As one of three general partners in a joint venture, we are contingently liable for $24.5 million in debt at September 30, 1997 (See Note C).

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding our business and financial performance. Such statements are subject to risks that could cause actual results to differ materially including the risk that competition from new self storage facilities or other storage alternatives may cause rents to decline and may cause occupancy rates to drop. We are also at risk for increases in labor, taxes, marketing, and other operating and construction expenses. Other factors which could affect our financial results are described below and in Item 1 (Business) of our Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date hereof. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date hereof.

INTERNAL GROWTH

During the third quarter of 1997, we continued our focus on increasing net operating income from our existing real estate assets. One of the ways we analyze our performance is to measure year over year improvements in same store operating results. We define "same stores" each quarter as those stabilized storage centers which were owned for the entire quarter of both comparison years. Other storage companies may define same stores differently, which will affect comparability. The following tables summarize same store operating performance for the third quarter and the first nine months of 1997 and 1996:

Dollars in thousands           Quarter Ended Sept. 30
except average rent            ------------------------
                                1997       1996  % Change
                                -----      ----  --------
Rental revenue               $27,447    $25,972     5.7%

Property operating             7,623      7,320     4.1%
expenses (1)                  ------     ------
Net operating income         $19,824    $18,652     6.3%
                              ======     ======
Avg. annual rent per sq.       $9.82      $9.24     6.3%
ft. (2)
Avg. sq. ft. occupancy           90%        91%
Total net rentable sq.      11,400,000  11,400,000
ft.
# of properties (3)             169         169

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


Dollars in thousands           Nine Months Ended Sept. 30,
except average rent            ---------------------------
                               1997       1996  % Change
                              ------     ------  --------
Rental revenue               $78,646    $74,788     5.2%

Property operating            22,405     22,269     0.6%
expenses (1)                  ------     ------
Net operating income         $56,241    $52,519     7.1%
                              ======     ======
Avg. annual rent per sq.       $9.61      $9.20     4.5%
ft. (2)
Avg. sq. ft. occupancy          88%        88%
Total net rentable sq.     11,400,000  11,300,000
ft.
# of properties (3)            169        169

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

     Net operating income for these centers has risen for both the quarter and the first nine months over the same period last year due primarily to increases in revenue, which are a function of changes in rental rates and occupancy. Revenue gains from 1996 to 1997 were driven primarily by rent increases due to the revenue optimization program discussed in our annual report. Operating expenses for the first six months declined below 1996 levels, but as expected showed a modest increase over 1996 in the third quarter. We have experienced tightening in the labor markets in several areas of the US and, as a result, have experienced wage increases during the quarter. Additionally, store employee performance bonuses were higher in 1997 than in 1996 reflecting operating results that were above expectation. Real estate taxes rose only 3.0% or $167,000 as assessment and tax rate increases at various properties throughout the portfolio were partially offset by refunds received for several California properties during the second quarter. Although we expect real estate taxes to continue to increase, we regularly review assessed values and appeal them when we believe it is cost effective.

     The following table is a geographical summary of the changes in weighted average rents, rates and occupancies for the first nine months of the applicable year for the same store storage centers as defined in the previous table:

                                         %        % Change
                         % Change      Change     in No. of
                         in Rents     in Rate       Sq. Ft.
                                     per Sq. Ft.    Occupied
                         --------    -----------  ----------
                       '96 to '97    '96 to '97   '96 to '97
             Arizona        2.6%        1.1%         1.5%
             California     7.6         5.6          1.9
             Florida        7.9         2.8          4.9
             Illinois       6.9         7.5         (0.6)
             Maryland       2.3         5.0         (2.6)
             Michigan       2.3         4.7         (2.3)
             New York       7.4         8.7         (1.2)
             Oregon         0.7         6.3         (5.3)
             Texas          1.8         0.7          1.1
             Virginia       0.7         6.8         (5.7)
             Washington     9.7         4.7          4.8
             Other          2.5         4.0         (1.7)
                           ----        ----         -----
             Aggregate      5.0%        4.5%         0.4%

     We believe our diversified portfolio minimizes the impact of individual market fluctuations that result from economic or competitive changes within those markets. In general, rental rate increases have driven the increase in revenues. Market conditions in San Francisco, CA, Ft. Lauderdale, FL and Seattle, WA contributed to above average revenue increases. The completion of significant building improvements at our New York stores have improved our product quality and allowed our managers to increase rates. New York and Chicago, in particular, demonstrate our use of revenue optimization; although occupancy declined in both markets, revenues rose well above average due to rate increases. Portland has experienced a drop in occupancy due to increased competition in our local market areas as well as some price sensitivity in the market. Oregon City center revenue has declined 8% due partially to a fire during the third quarter and partially due to new competition. The decline in the Dallas, TX market was offset by gains in the Houston, TX market. Many of our older storage centers in the Dallas, TX. market are being impacted by new competitors entering their immediate trade area. We expect to see some continued softening of rates and occupancy declines until this new supply is absorbed. Our results in Houston, TX show the recovery from a fire in 1995 which impacted 1996 revenues. The Washington DC market made significant increases in rates which were offset by a decline in occupancy.


DOMESTIC ACQUISITIONS

     During the first nine months of 1997, we purchased 21 storage centers totaling 1.2 million net rentable square feet for a total cost of $58 million (including related non-competition agreements). These acquisitions were located as follows: two in Arizona, one in California, one in Florida, two in Georgia, three in Michigan, four in Texas, and eight in Washington. During 1996, we purchased 40 storage centers (four in which we already owned a 30% interest) at a total cost of $128.2 million. All of these properties were purchased late in the third and fourth quarters and therefore had minimal effect on our operations in 1996. The following tables summarize the operating performance of these properties during the third quarter and first nine months of 1997:

    Dollars in thousands   Stores Acquired in 1997
    except average rent    -----------------------
                             Quarter   Nine months
                              ended      ended
                            Sept. 30,   Sept.30,
                              1997        1997
                            --------    --------
    Rental revenue            $1,379     $1,971
    Property operating           585        851
    expenses (2)               -----      -----
    Net operating income        $794     $1,120
                               =====      =====
    Avg. annual rent per       $7.93      $7.47
    sq.ft. (3)
    Avg. sq.ft. occupancy        80%        79%
    Total net rentable      1,155,000   1,155,000
    sq.ft.
    Number of properties        21         21
    # of property-months (4)    37         61


  Dollars in thousands     Stores Acquired in 1996 (1)
  except average rent      ---------------------------
                             Quarter     Nine months
                              ended        ended
                            Sept. 30,    Sept. 30,
                              1997         1997
                            --------     ----------
    Rental revenue           $5,178      $15,070
    Property operating        1,506        4,281
    expenses (2)              -----        -----
    Net operating income     $3,672      $10,789
                              =====       ======
    Avg. annual rent per      $8.86        $8.94
    sq.ft. (3)
    Avg. sq.ft. occupancy       89%          88%
    Total net rentable      2,400,000    2,400,000
    sq.ft.
    Number of properties        40           40
    # of property-months (4)   120          360

(1) Includes 70% of the operating results of the four properties previously owned by Shurgard Joint Partners II through which the Company owned a 30% interest.
(2) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(3) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.
(4) Represents the sum of the number of months we operated each property during the applicable period.


DOMESTIC DEVELOPMENT

     We opened 11 domestic storage centers in the first nine months of 1997 (including five through joint ventures in Florida), 13 during 1996 (including one through a joint venture) and six during 1995 (including three through joint ventures). The 11 projects opened in 1997 will total approximately 704,000 net rentable square feet when all phases are complete, with an estimated total cost of $42.3 million. In total, the 11 stores opened in 1997 are currently showing both revenue and net operating income above projected levels. However, these stores have not been open long enough to have adequate operational data for projecting future performance. The following table summarizes operating performance for those projects opened in 1996 and 1995.

        Number of Estimated  Total Net  Total    9/30/97   Average   Projected
       Properties  Total      Rentable  Cost per Average  Rental Rate  Annual
                    Cost      Sq. Ft.   Sq. Ft.  Occupancy per Sq.Ft. Yield(1)
       ----------------------------------------------------------------------
   Opened  13   $44.8 million  822,000   $55      69%      $10.59      13%
   in 1996
   Opened   6   $18.2 million  379,00    $48      83%      $10.03      13%
   in 1995

(1) The projected average annual yield on estimated total cost of these projects assumes the projects are at 85% occupancy at current rates.

     In total, the 13 storage centers opened in 1996 are renting up ahead of plan; the average occupancy of these stores as of September 30, 1997 was 69%. The average rental rate of these stores for September 30, 1997 was $10.59 per square foot. Together, these stores provided $1,723,000 in net operating income for the first nine months of 1997 compared to $113,000 for the first nine months of 1996. For these 13 projects, total development costs, including land, averaged $55 per net rentable square foot, which is 105% of our original budgeted cost. The 1996 developments cost more per square foot than the 1995 developments primarily because of differences in land costs. We currently expect these stores to take an average of 18 months to reach maturity (defined as 85% occupancy) compared to our original projections of 21 months. The projected average annual yield on estimated total cost of these nine projects is 13%, assuming the projects are at 85% occupancy at current rates.
     In total, the six storage centers opened in 1995 are also renting up ahead of plan; the average occupancy of these stores as of September 30, 1997 was 83%. The average rental rate of these stores for September 30, 1997 was $10.03 per square foot. These projects together provided first nine months net operating income of $982,000 for 1997 compared to $451,000 for 1996. For these six stores, total development costs, including land, averaged $48 per net rentable square foot, which is 102% of the original budgeted cost. The projected average annual yield on the estimated total cost of these six projects is 13%, assuming the projects reach 85% occupancy at current rates.
     There is of course no assurance that these projections regarding 1995 and 1996 development projects will come to fruition as numerous factors affect the actual yields and rent up periods. These factors include the possible inability to reach and maintain assumed occupancy levels and rates due to increased competition from newly developed self storage properties, existing self storage properties and other storage alternatives, and possible increases in expenses such as property taxes, labor, and marketing, among others.
     In addition to the above completed developments, we have 19 storage centers currently under construction (five of these are being developed in California, Tennessee and Florida through joint ventures). As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at September 30, 1997:

                                     Number of      Estimated
                                      Projects    Completed Cost
                                                    of Projects
                                     --------     -------------
     New Domestic Developments:
      Construction in progress           19        $80.0 million
      Land purchased pending              3        $10.2 million
      construction
     Expansion of Existing
     Properties:
      Opened during 1997                  2        $0.7 million
      Construction in progress            1        $0.9 million

     In the current real estate environment, we believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion of the effect of this dilution, see our Annual Report.

EUROPEAN OPERATIONS

     During the first nine months of 1997, two new stores were opened in Belgium. When all phases are complete they will contain approximately 141,000 net rentable square feet. In September 1997, we purchased three operating storage centers in France. The two facilities in Paris were purchased through a 100% owned Belgian subsidiary for $1.9 million. These recently constructed centers contain approximately 79,000 net rentable square feet and are built on leased land. The storage center in Nice was purchased for $3.9 million through Benelux SCS, in which we have a 12.5% interest.
This storage center is 81% occupied and contains approximately 43,000 net rentable square feet. We are evaluating additional sites in Belgium, as well as opportunities in Sweden, France, and England.

     In March 1997, we entered into a joint venture agreement with two unaffiliated entities. We have a minority interest in this joint venture, which borrowed $19.3 million to purchase a majority limited partner interest in Benelux SCS, thus reducing our equity
position in Benelux SCS from 85.6% to 12.5%.   This transaction
resulted in the return of $9.3 million for loans we had made to Benelux SCS. We, together with one of our partners, have the right to increase our participation in the joint venture through an equity contribution.

OTHER OPERATIONS

     Income from other real estate investments for the first nine months of 1997 was $114,000, a decrease of $1,485,000 from the same period in 1996. As discussed in our Annual Report, we invested in Shurgard Storage To Go, Inc., a start-up containerized storage business that opened its first four warehouses during the first nine months of 1997. Our pro rata share of losses for the first nine months of 1997 was approximately $1,121,000. In November 1996, we acquired the remaining interest (70%) in Shurgard Joint Partners
II (SJPII) and the earnings from the properties previously owned by SJPII are now consolidated. Our pro rata share of SJPII earnings in the first nine months of 1996 (30%) was $239,000. Additionally, Tennessee and Florida development joint ventures opened four new stores in 1997 which are creating negative cash flow during this initial rent-up phase.
     Property management revenues decreased $707,000 primarily due to the purchase of the three partnerships in November 1996 (the IDS partnerships), which owned 40 properties. We previously received fees for managing the properties owned by these partnerships.
     Interest expense increased $4.2 million due to an increase in the outstanding debt balance (both lines of credit and notes payable) from $237 million at September 30, 1996 to $258 million at September 30, 1997. Additionally, during 1997, we capitalized
$2,239,000 in interest related to the construction of storage centers while $1,584,000 in interest was capitalized in the first nine months of 1996.


FUNDS FROM OPERATIONS

    Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) March 1995, White Paper on Funds from Operations, is defined as net income (calculated in accordance with GAAP) excluding gains or losses from debt restructuring and sales of real estate, plus depreciation of real estate and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred stockholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

                               Quarter ended      Nine months ended
                                September 30,       September 30,
                               --------------     -----------------
                               1997      1996       1997      1996
                               ----      ----       ----      ----
Net income                   $11,822     $9,029    $31,879    $24,143
Preferred dividend            (1,100)               (1,960)
Depreciation/amortization      6,958      4,979     19,991     15,378
Adjustment for depreciation/    (168)       129      (227)        254
amortization from
unconsolidated joint
ventures and subsidiaries
Deferred financing costs        (280)      (280)      (825)      (840)
                              ------     ------     ------     ------
FFO as currently defined     $17,232    $13,857    $48,858    $38,935
                             =======    =======    =======    =======

     FFO for the nine months of 1997 rose $9.9 million over the first nine months of 1996 FFO. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties acquired during the past year. We believe future growth rates will slow until development levels off, as the rent-up period on development projects partially offsets operating results from current properties and acquisitions. Assuming 100% debt funding at an 8% interest rate, the negative effect on FFO from development and containerized storage totaled $3,017,000 for the first nine months of 1997 compared to $1,252,000 for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1997, we invested $116.3 million in storage centers including approximately $55.7 million in development projects, $58 million in acquisitions and $2.6 million in capital improvements to our existing portfolio. The $17.6 million investment in other real estate investments consists primarily of $9.2 million invested in real estate limited partnership units, $2.8 million invested in our containerized storage operation and $5.6 million invested in joint ventures. Additionally, we received a return of $9.3 million for loans we had made to Benelux SCS.
     In January and February 1997, we raised $59.3 million through the sale of 2.2 million shares of Class A Common Stock. On April 16, 1997, we raised $50 million ($48.2 million in net proceeds) through the sale of 2 million shares of Series B Cumulative Redeemable Preferred Stock at $25 per share. These preferred shares require quarterly distribution payments totaling 8.8% per year and are callable at our option after five years.
     On April 25, 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25th and October 25th. Net proceeds totaled $98.7 million.
     On September 16, 1997, we raised an additional $18.9 million through the sale of 727,080 shares of Class A Common Stock at $27.50 per share less a 5% discount.

     A portion of the proceeds from these offerings was used to pay down the balance on our line of credit. The balance on the domestic line of credit declined $120.4 million from December 31, 1996 to September 30, 1997. At September 30, 1997, the ratio of the Company's debt to total assets was 28% and its debt to total market capitalization was 22%.

     We anticipate that cash flow from operating activities and available lines of credit will continue to provide adequate capital for planned expansion, principal payments and dividend payments in accordance with REIT requirements. Cash provided by operating activities for the nine months of operations ended September 30, 1997 was $545 million compared to $36.8 million for the same period of 1996. Capital available from our domestic line of credit at September 30, 1997 was approximately $87 million. On October 28, 1997, we declared a dividend of $0.48 per share to be paid on November 19, 1997. This dividend is approximately 77% of third quarter FFO.


Part II, Item 6:  Exhibits and Reports on Form 8-K
Exhibits:
         Exhibit 11 - Calculation of Net Income per Share
         Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

      A report on Form 8-K dated September 11, 1997 was filed on September 12, 1997 containing exhibits related to the issuance of shares of Class A Common Stock.



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  November 12, 1997  By: /s/ Harrell Beck
                              Harrell Beck
                              Chief Financial Officer, Chief Accounting
                                Officer and Authorized Signatory