Form 10-K
period 1997-12-31
SHURGARD STORAGE CENTERS INC
filed 1998-03-12
CIK 906933

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_______________to________________

COMMISSION FILE NUMBER 0-23466

                         SHURGARD STORAGE CENTERS, INC.
             (Exact name of registrant as specified in its charter)

      WASHINGTON                                           91-1603837
(State of organization)                        (IRS Employer Identification No.)

1201 Third Avenue, Suite 2200, Seattle, Washington           98101
     (Address of principal executive offices)              (Zip code)
       Registrant's telephone number, including area code: (206) 624-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                               Name of each exchange on which registered
-------------------                               -----------------------------------------
Class A Common Stock, par value $.001 per share              New York Stock Exchange
Preferred Share Purchase Rights                              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                                [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 27, 1998: $768,737,224

   Class A Common Stock outstanding as of February 27, 1998: 28,480,118 shares
    Class B Common Stock outstanding as of February 27, 1998: 154,604 shares

Documents incorporated by reference: Part III is incorporated by reference from the Proxy Statement to be filed in connection with our Annual Shareholders Meeting to be held May 12, 1998.


                               There are 60 pages.

                                     PART I

ITEM 1 - BUSINESS


OVERVIEW

        Shurgard Storage Centers, Inc. (the Company) is a fully integrated, self-administered and self-managed real estate investment trust (REIT) that develops, acquires, owns and manages self storage centers. These self storage centers offer easily accessible storage space for personal and business uses. We are one of the four largest operators of self storage centers in the United States. We own and operate, as of December 31, 1997, directly and through joint ventures, 281 properties (including 279 self-storage properties), containing approximately 18.2 million net rentable square feet, which are located in 19 states. Of the 281 properties, nine are located in Europe. We also manage for third parties, 30 self storage centers and one business park containing approximately 1.5 million net rentable square feet. For the year ended December 31, 1997, our self storage centers had a weighted average annual net rentable square foot occupancy rate of 86% and a weighted average rent per net rentable square foot of $9.37.

        The Company was incorporated in Delaware on July 23, 1993 and began operations through the consolidation on March 1, 1994 of 17 publicly held real estate limited partnerships (the Consolidation) that were sponsored by Shurgard Incorporated (the Management Company). On March 24, 1995, the Management Company merged with and into the Company (the Merger) and we became self-administered and self managed. On November 14, 1996, we completed the purchase of IDS/Shurgard Income Growth Partners L.P., IDS/Shurgard Income Growth Partners L.P. II, and IDS/Shurgard Income Growth Partners L.P. III (the IDS Partnerships), affiliated partnerships whose properties were previously managed by the Company. These acquisitions added 37 properties totaling 2.3 million net rentable square feet to our portfolio.

        In May 1997, the Company reincorporated in the state of Washington for purposes of cost reductions.


BUSINESS STRATEGY

        The Company implements its strategy of being a national leader in storage products and services by (i) emphasizing customer service and satisfaction, (ii) maintaining a portfolio of convenient and secure stores,
(iii) optimizing revenue through efficient rent pricing and collection policies,
(iv) pursuing on-going market research and Company marketing programs, and (v) integrating its property management systems and procedures. We believe the key to the success of our business strategy is the quality of our employees' interaction with customers. Accordingly, employee training programs that emphasize a team-oriented approach to customer service are utilized.

                 Commitment to Customer Service and Satisfaction

        Our goal is to achieve a high level of customer satisfaction, and we view the quality of customers' interaction with employees as critical to our long-term success. Through our emphasis on training, personnel development and decentralized decision-making, we believe we attract well-qualified, highly motivated employees committed to providing superior levels of customer service.

                          Convenient and Secure Stores

        Our stores are located for easy access, offer a range of storage products and services for customer convenience, and emphasize security and product quality. We believe that our strategy of offering high-quality, convenient stores strengthens the brand image of Shurgard, attracts customers and enables the Company to maintain premium rents.

o Store Location and Hours. Our stores are generally located in major metropolitan areas along retail and high-traffic corridors for easy customer access, and usually have significant road frontage for high visibility. Although hours vary from store to store, customers can generally access their individual units between 6 a.m. and 9 p.m.

o One-Stop Convenience. Our stores offer a range of storage products and ancillary services, generally including sales of supplies such as packing material, locks and boxes, as well as property insurance referrals, moving company referrals, and other services such as Ryder truck rentals (through a third-party rental company), to conveniently and efficiently address customers' storage needs. In addition, we generally offer premium features such as computer-controlled access and electronic security systems. In addition, a number of our stores offer climate-controlled storage space.

o Property Security. A variety of measures are used at our stores, as appropriate, to enhance security. Such measures may include, among others, on site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, individual unit alarms, perimeter beams, fencing and lighting. Customers are assigned a designated personal identification number for use in connection with a computerized gate access system. Each access is computer-logged. In addition, we have developed and plan to continue to improve a proprietary package of security controls, including software, video and interactive communication.

o Capital Expenditures and Maintenance. We budget for a level of capital expenditures consistent with our commitment to maintaining attractive, well-maintained and secure self storage centers. This commitment contributes to our ability to pursue a premium pricing strategy. In addition, capital expenditures for consistent signage and color scheme among our properties strengthens the brand image of Shurgard. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures)

o Selective Disposition. We regularly review our portfolio compared to established internal standards and identify those few properties which can not economically meet these standards. We intend to dispose of these properties over time.

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

        Primary marketing emphasis is placed on providing managers with telephone sales skills to elicit customer needs and turn prospects into customers. We also have a national call center to field overflow calls from individual properties. Employees at the national call center are able to rent a unit at the store most convenient to the customer.

        The Company has sophisticated market research skills, and maintains an extensive market research database on its primary markets that permits it to closely track occupancy levels, rental rates and other operational data regarding self storage properties within these markets. We have also conducted focus group research and telephone surveys, and utilize customer comment cards to identify the primary considerations in customers' self storage choices and satisfaction so that we can better attract and service customers.

        We are testing a new strategy that makes storage more visible and more convenient to potential customers. In 1997, we added kiosks in major malls in Portland, OR, San Francisco, CA and the Seattle, WA metropolitan area. These kiosks (a sales counter located in the center of malls) are staffed with trained sales representatives who are available to answer questions about both self storage and containerized storage. They have computer links to area storage centers through which they can give rate and availability information and lease units or containers to customers on the spot.

               Property Management Systems/Management Information Systems

        The Company has integrated property management systems and procedures for marketing, advertising, leasing, operations, maintenance and security of properties and the management of on site personnel. Our computerized management information system links our corporate office with each store. During 1997, we completed the development and installation of proprietary software that expedites internal auditing, financial statement and budget preparations, allows the daily exchange of information with our corporate office, and manages detailed information with respect to the tenant mix, demographics, occupancy levels, rental rates, revenue optimization, payroll and other information relating to each store. Additionally, we have purchased a new network-based accounting package that will aid in the compilation and dissemination of information from our stores. We believe that this new information system will be adequate to support the management of our currently owned properties as well as planned future growth.

        We have evaluated our exposure regarding any potential computer system problems related to the new millennium. Because we have recently replaced most of our internal systems, we believe our exposure for internal systems is not material. We will need to replace our network software at an estimated cost of $6,000 and 23 of our older store gate control systems at an estimated cost of $80,000. We are currently in the process of evaluating our external interface systems, which include our electronic fund transfer software and credit card equipment.

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


GROWTH STRATEGIES

        Our growth strategies are designed to maximize shareholder value by increasing funds from operations through (i) increases in revenue and operating efficiencies at existing stores and (ii) the development of new self storage properties and the acquisition of additional self storage properties. We have an integrated real estate and storage operations management team which combines its experience to implement our growth plan. We believe that the experience of our management team in operating, developing and acquiring self storage properties and our access to capital markets strongly contribute to our ability to execute these strategies.

                            Internal Growth Strategy

        Our internal growth strategy is to increase same store cash flow by achieving the highest rental rate structure consistent with strong occupancy rates, containing costs and improving operating leverage, and undertaking expansion of our existing stores.

o Revenue Optimization. We seek to optimize our revenue by achieving the highest rental rate structure for our stores, consistent with strong levels of occupancy, through the use of teams of store employees who are trained and authorized to set rental rates and make rental rate changes based on their analysis of demand and availability at a particular store. We encourage decentralized decisions by store managers to change marginal rental rates in order to ensure a fast, flexible response to changing market conditions. Store managers evaluate their property's rental rates on a periodic basis, based on unit demand and unit availability, and can quickly change marginal rental rates to ensure that revenue is optimized.

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

o Strategic Build-Outs. We seek to maximize revenue by building out additional rentable storage space at suitable stores either through on site expansion or acquisition of property adjacent to existing stores. We receive high incremental returns on such build out investments, because resulting revenue increases are achieved with little increase in fixed operating costs.

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

        We favor development or acquisition of self storage properties in major metropolitan markets, located near retail or high-traffic corridors, usually with significant road frontage to increase visibility. We rely on our market personnel to target areas in which to develop and acquire new stores. We utilize our staff of real estate professionals in various markets around the nation to develop and acquire new stores in the markets presenting the best business opportunities. We have developed comprehensive market expansion plans for each of our target markets, and use these plans as the basis for selecting new store locations and acquisition targets. The market expansion plans utilize a demographic analysis of an area along with an evaluation of competitors' locations, rates and product quality to determine the optimum number and location of new stores. Management believes that, under current market conditions, development will generally provide superior long-term returns when compared to acquisitions of similar size, quality and location. Based on this belief, our current growth plan focuses heavily on property development; however, management continually analyzes market conditions and acquisition opportunities.

        Development. We believe that several factors favor our development strategy:

o Development Expertise. We have substantial construction management and architectural experience that was acquired over the past 25 years. The Company (or its predecessors) developed more than a third of the properties we currently own or manage, and, since 1972, we have maintained an internal development staff, which currently employs 36 people.

o Strategic Site Selection to Maximize Revenue. To obtain the best store locations, we target sites for development in urban areas and up-scale retail areas that often require rezoning and other complex development measures. We believe that the difficulties of developing storage properties in such in-fill areas may discourage competitors from locating nearby and, as a result, enable us to operate in areas that are underserved. This in turn enables us to charge higher rental rates.

o Focus on Quality and Brand Image Development. By developing our own self storage properties, we gain greater control to ensure excellent construction and consistent building design that is inviting to customers. We believe our focus on quality and consistency will enable us to further strengthen awareness of the Shurgard brand, obtain repeat business, maintain premium prices and differentiate ourself from our competitors.

        The historical results of recent development partnerships sponsored by the Management Company demonstrate the superior returns possible through development. The development properties completed from 1989 to 1994 are currently returning 16% on original property costs. There can be no assurance, however, that we will achieve such returns on our development properties. Future development may differ materially from results of past development properties. Factors that may lead to different results include, but are not limited to, the possibility of more competition to our new developments than was experienced in the periods in which these partnerships were renting up their developments, the quality and location of the competing projects being built, and the possibility that the metropolitan markets in which we are developing may have less favorable supply and demand characteristics.

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

        Shurgard Storage To Go, Inc. (STG) Our customer service focus means that we are continually exploring new ways to serve our customers' storage needs. One of the ways we have broadened our ability to meet customer needs is by bringing storage directly to the customer through containerized storage. Weatherized 8'x5'x8' storage containers are delivered to customers for packing. The containers are then picked up and delivered to a warehouse where they are stored. The customer may access their storage container in a showroom at the warehouse or have it redelivered to their home. In addition to the monthly rental charge, service fees may be charged for pickup and delivery. This business venture is currently operating in the Seattle, Portland, San Francisco, Atlanta, and Chicago markets.

        As of December 31, 1997, we had invested $4.2 million in Shurgard Storage to Go, Inc. (STG). We have committed to contribute an additional $300,000 and lend up to $9 million under an unsecured five year note. Additionally, we have guaranteed $12.9 million in lease obligations. We own only nonvoting stock in this start-up venture which is not a qualified REIT Subsidiary and is subject to corporate level tax.


CAPITAL STRATEGY

        We expect to fund future developments and acquisitions through the incurrence of additional indebtedness, future offerings of equity securities, and retained cash flow. In the long-term, we anticipate reducing our payout ratio in order to retain cash flow for growth.

        To fund development and acquisitions, we have up to $100 million available pursuant to our revolving domestic credit facility. The actual amount available under this revolving credit facility varies based on the terms of the agreement. At December 31, 1997, based on those terms, the Company could borrow the entire $100 million. The Company's European subsidiary anticipates financing growth through a combination of equity and debt financing which will be invested primarily by a joint venture in which we have an 8.5% interest. This joint venture will in turn be funded through debt financing.

        We anticipate that cash flow from operating activities will continue to provide adequate capital for debt service payments until maturity, as well as for distribution payments in accordance with REIT requirements. We anticipate refinancing outstanding debt upon maturity through long-term debt or equity or some combination thereof.

        Under our By-Laws, subject to certain exceptions, we may not incur debt if, after giving effect to such borrowing, our Indebtedness for borrowed funds would exceed 50% of our Total Assets or 300% of our Adjusted Net Worth (as such terms are defined in the By-Laws). As of December 31, 1997, our Indebtedness was approximately 29% of our Total Assets and approximately 42% of our Adjusted Net Worth.

        During 1997, in order to mitigate our currency exchange and interest rate risk, the Board of Directors authorized us to contract with financial institutions for hedging, exchanging, or entering into one or more swap transactions up to the full amount of capital used outside the United States. Our policy specifically prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange rates if unrelated to capital borrowed, lent or invested by us.

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

        We believe, based on our experience, that the self storage industry is characterized by fragmented ownership, high gross margins, low levels of price sensitivity and increasing customer demand. Typical customers of a self storage property include individuals, ranging from homeowners to college students, and commercial users, such as sales representatives and distributors, who require frequent access, and business owners requiring seasonal storage. We believe business use is a growing segment of demand in the industry. A single customer rarely occupies more than 1% or 2% of the net rentable area in any particular store.

        Capital expenditures are generally less for self storage properties as compared to other types of commercial real estate due to the properties' structural simplicity and durable materials and the lack of tenant improvement demands. Primary capital expenditures include periodic expenditures for replacing roofs and pavement, as well as improvements such as expansions and unit reconfigurations. Expense items include repairing asphalt, doors, fences and masonry walls, maintaining landscaping, and repairing damage caused by customer vehicles. Minimal maintenance is required to a storage unit when vacated to prepare it for the next customer.


COMPETITION

        Competition exists in every market in which our stores are located. As a result, we compete with, among others, national, regional and local self storage operators and developers. The primary factors on which competition is based are location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. We believe that the primary competition for potential customers of any of our self storage centers comes from other self storage properties within a five-mile radius of that store. We have positioned our stores within their respective markets as a high-quality operator that emphasizes customer service and security. We do not seek to be the lowest-price storage provider.

        Entry into the self storage business through acquisition of existing properties is relatively easy for persons or institutions with the required initial capital. Some of our competitors may have more resources than the Company. Competition may be accelerated by any increase in availability of funds for investment in real estate. Decreases in interest rates tend to increase the availability of funds and therefore can increase the growth of competition. Due to recent increases in plans for development of self storage properties, we anticipate that increased available storage space will continue to reduce occupancy levels per storage property in certain markets in 1998 and further intensify competition among storage providers for available tenants in those markets. The extent to which we are affected by competition will depend in significant part on local market conditions.


REGULATION

                            Environmental Regulations

        The Company is subject to federal, state and local environmental regulations that apply to the ownership, management and development of real property, including regulations affecting both construction activities and the operation of self storage properties.

        In developing properties and constructing improvements, we utilize environmental consultants and/or governmental data to determine whether there are any flood plains, wetlands or environmentally sensitive areas that are part of the property to be developed. If any such areas are identified, development and construction are planned in conformance with federal, state, and local environmental and land-use requirements.

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

        We have notified the Missouri Department of Natural Resources of elevated levels of (hydrocarbons) found in groundwater monitoring wells on a property in St. Louis, Missouri. We have been monitoring in accordance with a work plan approved by the MDNR. The source of the contamination is unknown at this time, and further investigation is necessary to determine what steps, if any, are appropriate to remediate. Except for this property in St. Louis, we have not been notified by any governmental authority of any current, material environmental noncompliance, claim or liability in connection with any of the properties it owns or manages. We have not been notified of a current claim for personal injury or property damage by a private party in connection with any of the properties in connection with environmental conditions. We have received a Phase I environmental assessment report prepared by an independent environmental consultant for each of the properties we own.

        We are not aware of any environmental condition with respect to the properties we own or manage including the Missouri property discussed above, that could have a material adverse effect on our financial condition or results of operations. There can be no assurance, however, that any environmental assessments undertaken with respect to the properties have revealed all potential environmental liabilities, that any prior owner or operator of the properties did not create any material environmental condition not known to us, or that an environmental condition does not otherwise exist as to any one or more of the properties that could have a material adverse effect on our financial condition or results of operation. In addition, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of our owned or managed properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us, or (iii) tenants will not violate their leases by introducing hazardous or toxic substances into our owned or managed properties that could expose us to liability under federal or state environmental laws.

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


EMPLOYEES

        As of December 31, 1997, the Company employed approximately 870 persons. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2 - PROPERTIES

        The Company owns, as of December 31, 1997, directly and through its subsidiaries and joint ventures, 281 properties (including 279 self storage properties) located in 19 states and nine located in Europe. Our self storage properties are designed to offer accessible storage space for personal and business use. Individuals typically rent individual units in self storage properties for storage of personal belongings such as furniture, appliances, boats and other household and recreational goods. Businesses typically rent space for storage of business property such as equipment, seasonal goods, records and fixtures. We believe that it is desirable to have commercial customers because they tend to rent larger units, stay for longer terms, are more reliable payers and are less sensitive to price increases. Accordingly, we have marketing programs that target commercial users. We estimate that commercial users account for approximately 30%-35% of our total occupancy.

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

        Customers of self storage properties are generally responsible for delivering and retrieving their goods. Many leased spaces can be accessed directly by automobile or truck, but some properties, in particular the multistory buildings, have separate loading docks and elevators available for delivery and retrieval of stored goods. Customers generally have access to their unit without additional charge during normal business hours and control access to such space through the use of their personal padlocks. We offer truck rentals at a majority of our properties for added convenience to our customers and to differentiate ourself from most of our competitors. In addition to truck rentals, we sell locks, boxes and packing and storage materials at our stores.

        The leasing, maintenance and operation of our stores are the responsibility of store managers. The property's security is provided through a variety of systems that may include, among others, on site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, property fencing and lighting.

        Although our stores range considerably in size, most properties consist of one or more single-story buildings that are located on a site of 1.5 to 5 acres. The smallest store has approximately 23,000 net rentable square feet, while the largest store has approximately 300,000 net rentable square feet. The properties generally are constructed with concrete block or tilt-up concrete panels, with steel columns or precast concrete columns that rest on concrete footings and slabs, and have built-up tar roofs or pitched truss roofs with shingles or standing seam metal roofs. The interior walls are generally constructed with metal studs and partitions or other construction materials that are secure but readily movable. The parking areas and driveways are generally asphalt or cement. All stores have fencing, floodlights, and electronic gates.

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

        The following table provides information regarding the year developed or acquired, year built, approximate net rentable square feet and acreage of each of the self storage properties and business parks owned by us as of December 31, 1997. We own additional properties which are under development, but not reflected in this table.

                                                   PROPERTY                        APPROXIMATE
                                                    STATE/     OWNED     YEAR      NET RENTABLE
PROPERTY NAME                 PROPERTY LOCATION    COUNTRY     SINCE     BUILT     SQUARE FEET   ACREAGE
-------------                 -----------------    -------     -----     -----     -----------   -------
Airpark                       Scottdale              AZ        1997      1997          49,000      1.3
Arrowhead                     Phoenix                AZ        1997      1997          67,000      3.2
Chandler                      Chandler               AZ        1986      1986          71,000      4.0
Dobson Ranch                  Mesa                   AZ        1996      1978          58,000      4.2
Gilbert                       Gilbert                AZ        1996      1985          66,000      4.0
Mesa                          Mesa                   AZ        1987      1985          99,000      4.8
Phoenix                       Phoenix                AZ        1985      1984          78,000      2.7
Phoenix East                  Phoenix                AZ        1987      1984          66,000      2.0
Scottsdale                    Scottsdale             AZ        1985     1976/85        47,000      3.0
Scottsdale North              Scottsdale             AZ       1985/87    1985         112,000      4.1
Shea                          Scottsdale             AZ        1997      1996          43,000      1.3
Tempe                         Tempe                  AZ        1984      1976          54,000      3.0
Warner (1)                    Mesa                   AZ        1995      1985          62,000      3.1
Aliso Viejo                   Aliso Viejo            CA        1996      1996          87,000      3.5
Bloomington                   Bloomington            CA        1997      1983          50,000      2.8
Castro Valley                 Castro Valley          CA        1996      1975          69,000      3.1
Colton                        Colton                 CA        1985      1984          73,000      3.8
Culver City                   Los Angeles            CA        1988      1989          77,000      1.4
Daly City                     Daly City              CA        1995      1989          96,000      5.2
El Cajon                      El Cajon               CA        1986      1977         129,000      6.0
El Cerrito                    Richmond               CA        1986      1987          62,000      1.5
Fontana Sierra                Fontana                CA        1987     1980/85       854,000      3.6
Hayward/Union City(2)         Hayward                CA        1985      1985          90,000      5.7
Huntington Beach              Huntington Beach       CA        1988      1986          99,000      3.3
Kearney-Balboa                San Diego              CA        1986      1984          90,000      2.3
La Habra                      La Habra               CA        1986     1979/91        95,000      7.1
Martinez (3)                  Martinez               CA        1995      1987          56,000      3.0
Mountain View                 Mountain View          CA        1987      1986          28,000      0.7
Newark                        Newark                 CA        1996      1991          61,000      3.1
Ontario                       Ontario                CA        1996      1984          57,000      2.1
Orange                        Orange                 CA        1996      1985          89,000      2.8
Palo Alto                     Palo Alto              CA        1986      1987          48,000      1.4
Pinole (3)                    Pinole                 CA        1995      1988          38,000      2.5
S. San Francisco              San Francisco          CA        1987      1985          56,000      2.1
Sacramento                    Sacramento             CA        1996      1991          53,000      2.6
San Leandro                   San Leandro            CA        1996      1991          59,000      2.7
San Lorenzo                   San Lorenzo            CA        1996      1990          54,000      1.9
Santa Ana                     Santa Ana              CA        1986     1975/86       168,000      8.1
Solana Beach (4)              Solana Beach           CA        1987      1984          88,000      4.5
Sunnyvale                     Sunnyvale              CA        1986     1974/75       101,000      6.5
Tracy                         Tracy                  CA        1996      1986          70,000      3.0

                                                   PROPERTY                        APPROXIMATE
                                                    STATE/     OWNED     YEAR      NET RENTABLE
PROPERTY NAME                 PROPERTY LOCATION    COUNTRY     SINCE     BUILT     SQUARE FEET   ACREAGE
-------------                 -----------------    -------     -----     -----     -----------   -------
Walnut                        Walnut                 CA        1996      1986          97,000      3.6
Westwood                      Santa Monica           CA        1986      1988          65,000      0.3
Lakewood                      Golden                 CO        1986      1985          67,000      2.7
Northglenn                    Northglenn             CO        1987      1979          75,000      5.5
Tamarac                       Denver                 CO        1984      1977          25,000      1.9
Thornton                      Denver                 CO        1984      1984          41,000      2.4
Windermere                    Littleton              CO        1984     1977/79        81,000      5.3
Blue Heron                    West Palm Beach        FL        1987      1975         168,000     11.8
Davie (5)                     Davie                  FL        1996      1990          76,000      5.5
Delray Beach                  Delray Beach           FL        1996      1986          77,000      4.5
Lauderhill                    Lauderhill             FL        1997      1986          62,000      4.0
Maitland(10)                  Orlando                FL        1997      1997          54,000      8.7
Margate                       Margate                FL        1996      1984          75,000      4.0
Military Trail                West Palm Beach        FL        1987      1981         124,000      9.4
Oakland Park                  Ft. Lauderdale         FL        1985     1974/78       290,000     13.4
Oviedo (10)                   Orlando                FL        1997      1997          65,000      9.0
Red Bug (10)                  Seminole County        FL        1997      1997          75,000      4.3
S. Semoran(10)                Orlando                FL        1997      1997          68,000      5.2
Seminole                      Seminole               FL        1986     1984/85        61,000      2.7
South Orange(10)              Orlando                FL        1997      1997          71,000      5.0
Ansley Park                   Atlanta                GA        1995      1991          69,000      1.4
Brookhaven                    Atlanta                GA        1995      1992          66,000      2.0
Clairemont                    Atlanta                GA        1996      1990          41,000      1.1
Decatur                       Atlanta                GA        1995      1992          65,000      2.5
Forest Park                   Forest Park            GA        1996      1980          65,000      7.9
Gwinnett                      Lawrenceville          GA        1996      1996          69,000      4.4
Jones Bridge                  Atlanta                GA        1997      1997          75,000      5.3
Lawrenceville                 Lawrenceville          GA        1997      1997          74,000      3.4
Morgan Falls                  Dunwoody               GA        1996      1990          76,000      3.7
Norcross                      Norcross               GA        1996      1984          62,000      9.3
Peachtree                     Duluth                 GA        1997      1996         100,000      6.2
Perimeter                     Atlanta                GA        1996      1996          72,000      3.3
Roswell                       Roswell                GA        1986      1986          57,000      3.8
Satellite Blvd.               Duluth                 GA        1997      1994          76,000      5.2
Stone Mountain                Stone Mountain         GA        1996      1985          61,000     10.1
Tucker                        Tucker                 GA        1996      1987          60,000      4.6
Alsip                         Alsip                  IL        1982      1980          66,000      4.6
Bolingbrook                   Bolingbrook            IL        1997      1997          68,000      1.5
Bridgeview                    Bridgeview             IL        1985      1983          75,000      4.1
Dolton                        Calumet City           IL        1982      1979          79,000      3.0
Hillside                      Hillside               IL        1988      1988          65,000      5.3
Lisle                         Lisle                  IL        1986     1976/86        55,000      3.4
Lombard                       Lombard                IL        1982      1980          52,000      3.1
Oak Forest                    Orland Park            IL        1995      1991          87,000      3.9
Rolling Meadows               Rolling Meadows        IL        1982      1980          71,000      4.5
Schaumburg                    Schaumburg             IL        1982      1980          71,000      4.3

                                                   PROPERTY                        APPROXIMATE
                                                    STATE/     OWNED     YEAR      NET RENTABLE
PROPERTY NAME                 PROPERTY LOCATION    COUNTRY     SINCE     BUILT     SQUARE FEET   ACREAGE
-------------                 -----------------    -------     -----     -----     -----------   -------
Willowbrook                   Willowbrook            IL        1986     1979/82        44,000      3.3
Allisonville                  Allisonville           IN        1997      1987          93,000      7.4
Carmel                        Carmel                 IN        1996      1996          61,000      4.3
College Park                  Indianapolis           IN        1986      1984          68,000      6.0
Georgetown                    Indianapolis           IN        1996      1996          72,000      4.2
Glendale                      Indianapolis           IN        1986      1985          60,000      5.6
Briggs Chaney                 Silver Spring          MD        1994      1987          28,000      2.0
Clinton                       Clinton                MD        1986      1985          31,000      2.0
Crofton                       Gambrills              MD        1988      1985          40,000      2.1
Frederick                     Frederick              MD        1994      1987          32,000      1.7
Gaithersburg                  Gaithersburg           MD        1994      1986          76,000      5.4
Germantown                    Germantown             MD        1994      1988          45,000      1.9
Laurel                        Laurel                 MD        1988      1984          30,000      2.0
Oxon Hill                     Ft. Washington         MD        1994      1987          28,000      1.3
Suitland                      Suitland               MD        1987      1985          45,000      2.7
Ann Arbor                     Ann Arbor              MI        1988      1977          62,000      3.9
Canton                        Canton                 MI        1988      1986          58,000      3.3
Flint East                    Flint                  MI        1997      1977          45,000      2.7
Fraser                        Fraser                 MI        1988      1985          74,000      5.2
Grand Rapids                  Grand Rapids           MI        1983      1978          45,000      3.2
Jackson                       Jackson                MI        1997      1978          49,000      3.1
Kalamazoo                     Kalamazoo              MI        1980      1980          42,000      3.0
Lansing                       Lansing                MI        1983     1978/79        40,000      2.5
Livonia                       Livonia                MI        1988      1985          67,000      4.8
Madison Heights               Detroit                MI        1995      1977          65,000      4.1
Plymouth                      Canton Township        MI        1985      1979          74,000      5.3
Rochester                     Utica                  MI        1996      1989          57,000      4.8
Saginaw                       Saginaw                MI        1997      1978          57,000      3.1
Southfield                    Southfield             MI        1983      1976          76,000      4.3
Sterling Heights              Sterling Heights       MI        1996      1986         105,000      8.9
Taylor                        Taylor                 MI        1995      1980          83,000      4.2
Troy East                     Troy                   MI        1981     1975/77        82,000      4.8
Troy West                     Troy                   MI        1983      1979          88,000      5.2
Walled Lake                   Walled Lake            MI       1985/89    1984          69,000      4.3
Warren                        Warren                 MI        1988      1985          68,000      4.6
Bellefontaine                 St. Louis              MO        1985      1979          46,000      4.9
Brentwood                     Brentwood              MO        1988      1977          52,000      3.4
Olive Innerbelt               St. Louis              MO        1987     1952/86        98,000      2.5
Capital Blvd.                 Raleigh                NC        1994      1984          34,000      2.1
Cary                          Cary                   NC        1994      1984          62,000      4.7
Creedmore                     Raleigh                NC        1997      1997          73,000      4.8
Garner                        Garner                 NC        1994      1987          28,000      3.1
Glenwood                      Raleigh                NC        1994      1983          31,000      1.9
Morrisville                   Morrisville            NC        1994      1988          40,000      3.3
Old Bridge                    Matawan                NJ        1987      1987          77,000      6.1
Gold                          Brooklyn               NY        1986      1940         102,000      0.4

                                                   PROPERTY                        APPROXIMATE
                                                    STATE/     OWNED     YEAR      NET RENTABLE
PROPERTY NAME                 PROPERTY LOCATION    COUNTRY     SINCE     BUILT     SQUARE FEET   ACREAGE
-------------                 -----------------    -------     -----     -----     -----------   -------
Northern                      Long Island City       NY        1987      1940          76,000      1.9
Utica                         Brooklyn               NY        1986      1964          74,000      1.1
Van Dam                       Long Island City       NY        1986      1925          57,000      0.5
Yonkers                       Yonkers                NY        1986      1928         100,000      1.6
16th & Sandy (3)              Portland               OR        1995      1973          26,000      0.5
Allen Blvd.                   Beaverton              OR        1996      1973          42,000      2.6
Barbur Boulevard              Portland               OR        1995      1993          67,000      2.8
Beaverton                     Beaverton              OR        1985      1974          26,000      2.0
Denny Road                    Beaverton              OR        1989      1988          65,000      6.2
Division (5)                  Portland               OR        1996      1992          47,000      2.0
Gresham                       Portland               OR        1996      1996          64,000      4.4
Hillsboro                     Portland               OR        1996      1996          66,000      8.9
King City                     Tigard                 OR        1987      1986          83,000      4.9
Liberty Road                  Salem                  OR        1995      1993          54,000      4.4
Milwaukie (5)                 Milwaukie              OR        1996      1990          62,000      3.3
Oregon City                   Portland               OR        1995      1992          57,000      3.2
Portland                      Portland               OR        1988      1988          49,000      2.1
Salem                         Salem                  OR        1983     1979/81        67,000      3.8
Airport                       Philadelphia           PA        1986      1985          96,000      6.7
Edgemont                      Philadelphia           PA        1995      1992          64,000      5.5
West Chester (4)              West Chester           PA        1986      1980          85,000      7.0
Franklin (6)                  Nashville              TN        1995      1995          55,000      3.3
Hermitage (7)                 Nashville              TN        1995      1995          65,000      2.8
Hickory Hollow(14)            Nashville              TN        1997      1997          41,000      2.5
Medical Center (8)            Nashville              TN        1994      1995          60,000      2.3
Rivergate(15)                 Nashville              TN        1996      1996          46,000      4.7
Wolfchase( 16)                Nashville              TN        1997      1997          39,000      1.8
Arlington                     Arlington              TX        1986      1984          57,000      2.7
Bandera Road                  San Antonio            TX        1988      1981          75,000      3.6
Bedford                       Bedford                TX        1985      1984          69,000      2.7
Beltline Road                 Irving                 TX        1989     1985/86        69,000      6.3
Blanco Road                   San Antonio            TX        1988     1989/91        66,000      3.6
East Lamar                    Arlington              TX        1996      1996          43,000      3.0
Federal                       Houston                TX        1988      1988          55,000      3.4
Fredicksburg                  San Antonio            TX        1987     1978/82        82,000      4.5
Georgetown                    Austin                 TX        1997      1996          58,000      4.1
Hill Country Village          San Antonio            TX        1985      1982          79,000      4.0
Hillcroft (4)                 Houston                TX        1991      1988          59,000      3.4
Hurst                         Hurst                  TX        1987      1974          68,000      4.7
Imperial Valley               Houston                TX        1988      1987          54,000      3.1
Irving/MacArthur Blvd.(2)     Irving                 TX        1985     1975/84       142,000     11.4
Kingwood                      Kingwood               TX        1988      1988          54,000      3.3
Lewisville                    Dallas                 TX        1997      1997          49,000      4.0
McArthur Crossing             Irving                 TX        1996      1996          66,000      4.1
Medical Center                Houston                TX        1989      1989          57,000      2.6
Mission Bend                  Houston                TX        1995      1995          66,000      4.1

                                                   PROPERTY                        APPROXIMATE
                                                    STATE/     OWNED     YEAR      NET RENTABLE
PROPERTY NAME                 PROPERTY LOCATION    COUNTRY     SINCE     BUILT     SQUARE FEET   ACREAGE
-------------                 -----------------    -------     -----     -----     -----------   -------
North Austin                  Austin                 TX        1986      1982          67,000      5.9
Park Cities East              Dallas                 TX        1995      1995          68,000      4.3
Parker Road                   Dallas                 TX        1995      1995          65,000      3.5
Preston Road                  Dallas                 TX        1997      1997          58,000      3.2
River Oaks (5)                Houston                TX        1996      1989          67,000      2.4
Round Rock                    Austin                 TX        1997      1995          55,000      3.6
San Antonio NE                San Antonio            TX        1985      1982          74,000      3.6
Slaughter Lane                Austin                 TX        1997      1994          76,000      4.6
South Cooper                  Arlington              TX        1996      1996          67,000      3.7
Sugarland                     Sugarland              TX        1988      1987          55,000      3.0
T.C. Jester                   Houston                TX        1996      1990          64,000      2.8
Thousand Oaks                 San Antonio            TX        1986      1987          53,000      2.9
Universal City (1)            San Antonio            TX        1995      1985          82,000      5.1
Valley Ranch                  Coppell                TX        1997      1995          94,000      5.1
West U                        Houston                TX        1989      1988          60,000      1.8
Westheimer                    Houston                TX        1986      1977          73,000      3.7
Windcrest                     San Antonio            TX        1996      1975          87,000      6.3
Woodforest                    Houston                TX        1996      1996          45,000      6.2
Woodlands                     Houston                TX        1988      1988          64,000      3.8
Bayside                       Virginia Beach         VA        1988      1984          28,000      1.7
Burke                         Fairfax                VA        1996      1984          32,000      1.7
Cedar Road                    Chesapeake             VA        1994      1989          36,000      2.1
Charlottesville               Charlottesville        VA        1994      1984          32,000      2.1
Chesapeake                    Chesapeake             VA        1996      1986          58,000      5.2
Crater Road                   Petersburg             VA        1994      1987          36,000      3.8
Dale City                     Dale City              VA        1994      1986          32,000      1.6
Fairfax                       Fairfax                VA        1986      1980          62,000      5.6
Falls Church                  Falls Church           VA        1987      1988          93,000      1.5
Gainesville                   Gainesville            VA        1994      1988          31,000      2.0
Herndon                       Herndon                VA        1988      1985          39,000      3.0
Holland Road                  Virginia Beach         VA        1994      1985          34,000      3.9
Jeff Davis Hwy                Richmond               VA        1994      1990          35,000      5.2
Kempsville                    Virginia Beach         VA        1989      1985          33,000      2.0
Laskin Road                   Virginia Beach         VA        1994      1984          39,000      2.5
Leesburg                      Leesburg               VA        1996      1986          28,000      1.6
Manassas East & West(2)       Manassas               VA        1988      1984          69,000      3.5
McLean                        McLean                 VA        1997      1997          30,000      4.2
Midlothian Turnpike           Richmond               VA        1996      1984          44,000      2.9
Newport News North            Newport News           VA        1996      1986          59,000      3.8
Newport News. S               Newport News           VA       1985/92    1985          59,000      3.9
North Richmond                Richmond               VA        1988      1984          37,000      2.6
Princess Anne Road            Virginia Beach         VA        1994      1985          40,000      2.2
S. Military Highway           Virginia Beach         VA        1996      1984          47,000      2.7
Temple Avenue                 Petersburg             VA        1994      1989          34,000      4.0
Virginia Beach                Virginia Beach         VA        1989      1985          65,000      2.3
Auburn                        Auburn                 WA        1996      1996          62,000      7.3

                                                   PROPERTY                        APPROXIMATE
                                                    STATE/     OWNED     YEAR      NET RENTABLE
PROPERTY NAME                 PROPERTY LOCATION    COUNTRY     SINCE     BUILT     SQUARE FEET   ACREAGE
-------------                 -----------------    -------     -----     -----     -----------   -------
Bellefield                    Bellevue               WA        1996      1978          65,000      2.9
Bellevue East & West (2)      Bellevue               WA        1984      1975         165,000     10.8
Bellingham                    Bellingham             WA        1981      1981          73,000      5.7
Bremerton                     Bremerton              WA        1997      1976          41,000      2.5
Burien                        Seattle                WA        1985      1974          92,000      5.3
Canyon Park (9)               Bothell                WA        1996      1990          59,000      4.4
Capitol Hill (10)             Seattle                WA        1987      1988          71,000      0.7
Downtown Seattle (11)         Seattle                WA        1986      1912          95,000      0.3
E. Bremerton                  Bremerton              WA        1996      1985          66,000      3.1
East Lynnwood                 Lynnwood               WA        1986      1978          80,000      3.8
Edmonds                       Edmonds                WA        1984     1974/75       120,000      6.5
Everett                       Everett                WA        1981      1978          63,000      4.2
Factoria                      Bellevue               WA        1984      1984          57,000      3.8
Factoria Square               Bellevue               WA        1996      1989          70,000      1.9
Federal Way                   Federal Way            WA        1984      1975         134,000      5.7
Fife (12)                     Tacoma                 WA        1984      1977          43,000      3.9
Hazel Dell (5)                Vancouver              WA        1996      1989          56,000      3.4
Highland Hill                 Tacoma                 WA        1981      1982          60,000      3.9
Interbay                      Seattle                WA        1987      1988          84,000      0.4
Issaquah                      Issaquah               WA        1985      1986          56,000      4.7
Kennydale                     Renton                 WA        1996      1991          64,000      2.8
Kent                          Kent                   WA        1997      1977          43,000      2.5
Lacey                         Olympia                WA        1997      1977          25,000      1.4
Lake City (1)                 Seattle                WA        1995      1987          52,000      1.1
Lakewood 512                  Tacoma                 WA      87/88/91   1979/81       129,000     12.2
Lynnwood                      Lynnwood               WA        1997      1979          54,000      4.0
North Spokane                 Spokane                WA        1984      1976          79,000      4.1
Parkland                      Tacoma                 WA        1997      1980          52,000      4.2
Port. Orchard                 Port. Orchard          WA        1997      1991          46,000      3.0
Puyallup                      Puyallup               WA        1996      1986          28,000      1.7
Renton                        Renton                 WA        1984     1979/89        80,000      4.5
Salmon Creek                  Vancouver              WA        1997      1997          68,000      2.6
Sea-Tac                       Seattle                WA        1985      1979          60,000      3.0
Shoreline/Seattle             Seattle                WA        1986      1978         135,000      6.1
Smokey Point                  Arlington              WA        1987     1984/87        35,000      2.2
South Center                  Renton                 WA        1985      1979          68,000      4.1
South Hill                    Seattle                WA        1995      1980          45,000      2.8
South Tacoma                  Tacoma                 WA        1987      1975          47,000      3.1
Spokane                       Spokane                WA        1997      1976          49,000      2.6
Sprague (5)                   Tacoma                 WA        1996     1950/89        52,000      2.8
Totem Lake                    Kirkland               WA        1984      1978          61,000      2.6
Vancouver Mall                Vancouver              WA        1980      1982          46,000      3.3
West Olympia                  Olympia                WA        1997      1978          30,000      2.2
West Seattle                  Seattle                WA        1997      1997          66,000      3.4
Whitecenter                   Seattle                WA        1980      1981          47,000      3.4
Woodinville                   Woodinville            WA        1984     1982/84        70,000      3.5

                                                   PROPERTY                        APPROXIMATE
                                                    STATE/     OWNED     YEAR      NET RENTABLE
PROPERTY NAME                 PROPERTY LOCATION    COUNTRY     SINCE     BUILT     SQUARE FEET   ACREAGE
-------------                 -----------------    -------     -----     -----     -----------   -------
Aartselaar (13)               Brussels             Belgium     1997      1997          76,000      1.7
Forest (13)                   Greater Brussels     Belgium     1995      1995          49,000      0.4
Machalen (13)                 Brussels             Belgium     1997      1997          65,000      1.5
Molenbeek (13)                Greater Brussels     Belgium     1995      1995          34,000      0.5
Waterloo (13)                 Greater Brussels     Belgium     1995      1995          86,000      3.5
Zaventem (13)                 Greater Brussels     Belgium     1996      1996          75,000      3.0
Montrouge (13)                Paris                France      1997      1996          59,000      1.4
Nice (13)                     Nice                 France      1997      1991          42,000      1.0
Varlin (13)                   Paris                France      1997      1997          23,000      0.5
                                                                                   ----------    -----
                                                                       Total       18,223,000    1,045
                                                                                   ==========    =====

-------------

(1) We own a 74.1% interest in this property. (Does not include general partner interest)

(2)     These properties are now operated as one property.

(3) We own a 56.7% interest in this property. (Does not include general partner interest)

(4) We do not have fee title, but have a long-term lease, with respect to the land on which property is located.

(5) We own a 15% interest in this property. (Does not include general partner interest)

(6)     We own a 85.5% interest in this property.

(7)     We own a 50% interest in this property.

(8)     We own a 67% interest in this property.

(9) We own a 12.8% interest in this property. (Does not include general partner interest)

(10)    We own a 90% interest in this property.

(11)    Property is a commercial building.

(12)    Property is a business park.

(13)    We own a 12.5% interest in this property

(14)    We own a 84% interest in this property

(15)    We own a 85.5% interest in this property.

(16)    We own a 86% interest in this property.

        The following table sets forth information by state regarding weighted average occupancy and weighted average rent per square foot for the domestic self storage properties owned by the Company for the years ended December 31, 1997, 1996 and, 1995.


                              AVERAGE OCCUPANCY           AVERAGE RENT PER SQUARE FOOT
                           -----------------------       ------------------------------
  STATE                    1997      1996     1995        1997         1996        1995
---------                  ----      ----     ----       -----        -----       -----
Arizona                     78%       78%      84%       $9.19        $9.21       $9.15
California                  89        88       85        10.38        10.32       10.04
Florida                     85        85       83         9.00         8.41        8.12
Illinois                    90        94       95         9.25         8.60        8.30
Maryland                    84        91       91        11.66        11.14       10.54
Michigan                    89        91       93         7.88         8.09        7.38
New York                    88        89       92        17.25        15.98       15.14
Oregon                      81        84       92         8.81         8.34        7.77
Texas                       81        79       82         8.27         8.19        8.13
Virginia                    87        92       90         9.75         9.35        8.95
Washington                  90        90       89         8.87         8.41        8.17
Other                       81        85       89         9.43         9.58        8.76
                           ----      ----     ----       -----        -----       -----
Weighted Average            86%       87%      88%       $9.37        $9.23       $8.84

        The following table sets forth information for all domestic properties owned by the Company (and its predecessors) regarding weighted average occupancy and weighted average rent per square foot for the years ended December 31, 1997 through December 31, 1993.

                                           1997      1996      1995      1994     1993(1)
                                           ----      ----      ----      ----     -------
Weighted average occupancy                   86%       87%       88%       89%       87%
Weighted average rent per square foot     $9.37     $9.23     $8.84     $8.25     $7.84

---------------

(1) Calculated as the weighted average of the original 137 properties owned by the Company.

        Leasing of Properties. Rental units are usually rented on a month-to-month basis. The average rental period for a tenant is approximately
1.5 years. This average is comprised of the rental periods of business tenants, who tend to lease space for longer periods (approximately 2-3 years), and those of residential customers, who tend to lease space for shorter periods (approximately six months to a year). Rental income from leased space constitutes the primary revenue from such properties, but additional revenue are received from incidental services rendered at the properties, such as lock and box sales and truck rentals. Rental rates vary substantially depending on the size of the storage space, the property location, the quality of the property and the location of competition within five miles.

        Other Properties. The Company owns two business parks, both of which are located near Tacoma, Washington. The business parks were built in 1977 and 1979 and contain an aggregate of approximately 191,000 net rentable square feet. We also manage one additional business park for an unaffiliated owner. In addition, we own a property in downtown Seattle, Washington that was, in 1997, leased to a records storage company affiliated with our management, on terms approved by our disinterested directors. In 1998, the building is expected to revert to self-storage.

ITEM 3 - LEGAL PROCEEDINGS

        None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders during the fourth quarter of 1997.


                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        The Company's Common stock is traded on the NYSE under the symbol "SHU." As of February 27, 1998, there were 25,187 holders of record of our Common Stock and the reported NYSE closing price per share of Common Stock was $27.88.

        The table below sets forth for the fiscal periods indicated the high and low closing prices per share of Common Stock as reported in published financial sources, and distributions declared.

                                                      PRICE PER SHARE OF
                                                         COMMON STOCK
                                                     --------------------     DISTRIBUTIONS
                                                     HIGH          LOW         DECLARED(1)
                                                     -------      -------     --------------
1996
  First Quarter.................................     $27.50        $25.88          $.47
  Second Quarter................................      26.13         24.13           .47
  Third Quarter.................................      26.00         23.63           .47
  Fourth Quarter................................      29.63         25.13           .47
1997
  First Quarter.................................      29.50         27.63           .48
  Second Quarter................................      28.88         26.00           .48
  Third Quarter.................................      29.25         27.25           .48
  Fourth Quarter................................      29.94         26.81           .48

--------------

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

(in thousands, except per share data)

                                                COMPANY                             PREDECESSOR (1)
                            ----------------------------------------------------  -----------------------
                                            AT OR FOR YEAR                         JAN 1 TO    AT OR FOR
                                            ENDED DEC. 31,                          MAR 1,        YEAR
                            ----------------------------------------------------  -----------    ENDED DEC.
                                                                                                   31,
                               1997          1996          1995          1994(2)      1994       1993
                            ---------     ---------      --------       -------     --------    ---------
OPERATING DATA:
Total revenue               $ 140,434     $ 110,399      $ 96,771       $ 66,921    $ 12,368    $ 72,346

Net income                     42,311        32,785        29,572         17,821      34,286      18,284

Net income per common
  share:(3)
  Basic                          1.40          1.39          1.43           1.05       63.97       34.11
  Diluted                        1.40          1.39          1.43           1.05       63.97       34.11
Distributions declared
  per common share:(3)
  Basic                          1.91          1.41(6)       2.38(5)        1.02(4)   732.05       59.57
  Diluted                        1.91          1.41(6)       2.38(5)        1.02(4)   732.05       59.57

BALANCE SHEET DATA:
Total assets                  955,488       804,483       610,394        494,590     391,685     393,982
Total borrowings              296,971       272,791       142,840        167,137          --      26,016


--------
(1) The Predecessor information reflects the combination of the 17 partnerships operated prior to the March 1, 1994 consolidation.

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


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Shurgard Storage Centers, Inc. (SSCI) is a fully integrated, self-administered, self-managed REIT headquartered in Seattle, Washington, specializing in all aspects of the self storage industry. As of December 31, 1997,we operated a network of more than 310 storage centers located throughout the United States and in Europe. Of these properties, we own, directly and through our subsidiaries and joint ventures, 281 operating properties (including 279 self storage properties), containing approximately 18.2 million net rentable square feet. Of these properties, 272 are located in 19 states and nine are located in Europe. Self storage properties offer low-cost, easily accessible storage space for personal and business uses. Our investment objective is to maximize shareholder value by increasing funds from operations through internal growth and through the acquisition and development of additional self storage properties. We believe that our access to both the debt and equity markets, the experience of our management team in acquiring, developing, and operating self storage properties, our geographic diversification and our emphasis on quality will enhance our ability to achieve this objective.

        Our mission is to be the global leader in storage products and services. We believe we can obtain this goal by focusing on providing exceptional customer service and the highest quality products to our customers.

        We believe that in order to supply the best customer service in the industry, we must have employees who are responsive to customer needs. Accordingly, we promote employee empowerment and training programs, as well as personnel policies that attract quality people. We also promote entrepreneurship among our employees by encouraging the exchange of ideas on providing new ways to meet customers' ever-changing needs. One product that is currently being offered as a result of this company culture involves bringing storage to the customer through a containerized storage business. Another strategy is to make the process of renting storage more convenient by placing kiosks in local malls at which a customer may rent either a storage unit or a container.

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

        Throughout the past three years, we have expanded our portfolio of real estate properties and real estate based investments through the use of equity and debt capital. During 1997, we acquired 23 and developed 17 domestic new centers directly or through joint ventures. Additionally, we acquired three storage centers in France, and opened two additional developments in Belgium. The following discussion of operations provides additional comparative financial information and discussion of each of the areas of growth, including internal or same store growth, direct acquisitions, domestic development, European operations, property management operations and other forms of real estate investments. A discussion of capital expenditures, financing transactions and liquidity is also included.

********************************************************************************

        When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO UNCERTAINTIES INCLUDING THE RISK THAT COMPETITION FROM NEW SELF STORAGE FACILITIES OR OTHER STORAGE ALTERNATIVES MAY CAUSE RENT TO DECLINE AND MAY CAUSE OCCUPANCY RATES TO DROP, TAX LAW CHANGES MAY CHANGE THE TAXABILITY OF FUTURE INCOME, AND LITIGATION MAY MATERIALLY DECREASE LATE FEE REVENUE. ACTUAL RESULTS MAY DIFFER IF INCREASES IN LABOR, TAXES, MARKETING AND OTHER OPERATING AND CONSTRUCTION EXPENSES OCCUR. Other factors which could affect our financial results are described below and in Item 1 (Business) of this Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

********************************************************************************

INTERNAL GROWTH

        In 1997, we continued our focus on increasing net operating income from our existing real estate assets. One of the ways we analyze our performance is to measure year over year improvements in same store operating results. We define "same stores" each quarter as those stabilized storage centers which were owned for the entire quarter of both comparison years. Thus, storage centers acquired in May of 1995 are included only in the third and fourth quarter same store comparison of 1995 versus 1996 and centers acquired in the third quarter of 1996 are only included in the fourth quarter same store comparison of 1996 versus 1997. Annual same store data is the combination of same store data for each quarter. Other storage companies may define same stores differently, which will affect the comparability of the data. The following table summarizes same store operating performance from 1997 to 1995.

  SAME STORE RESULTS
  (dollars in thousands except average rent)

                                   YEAR ENDED DECEMBER 31, (1)       YEAR ENDED DECEMBER 31, (2)
                                 -------------------------------   -------------------------------
                                                             %                                 %
                                     1997        1996     CHANGE       1996        1995     CHANGE
                                 ---------    ---------   ------   ---------    ---------   ------
Rental revenue                   $ 105,551    $ 100,407     5.1%   $  92,334    $  88,434     4.4%
Property operating expenses (3)     30,936       30,388     1.8%      28,031       26,545     5.6%
                                 ---------    ---------            ---------    ---------
Net operating income             $  74,615    $  70,019     6.6%   $  64,303    $  61,889     3.9%
                                 =========    =========            =========    =========
Avg. annual rent per sq.ft. (4)    $9.68        $9.24       4.8%     $9.22        $8.89       3.7%
Avg. sq.ft. occupancy                88%         88%                   89%         88%
Total net rentable sq.ft.
(4th qtr)                       11,500,000   11,500,000           11,200,000   11,200,000

No. of properties (4th qtr)          172         172                   169         169

 ---------------

(1) Includes 74% of the operating results of three properties in which we own a 74% interest and 90% of the operating results of one property in which we own a 90% interest (operating results for those properties are consolidated in our financial statements). Includes only operating results for the three months ended December 31, 1996 and 1997 for the three properties purchased in the third quarter of 1996.

(2) Includes 30% of the operating results of four properties in which we own a 30% interest (operating results for these properties are not consolidated in our financial statements), as well as 74% of the operating results of three properties in which we own a 74% interest and 90% of the operating results of one property in which we own a 90% interest (operating results for those properties are consolidated in our financial statements). Includes only operating results for the six months ended December 31, 1995 and 1996 for the 15 properties purchased in the first half of 1995.

(3) Includes all direct property expenses. Does not include property management fees previously charged by the Management Company nor does it include any allocation of joint expenses incurred such as off-site management personnel.

(4) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

        As demonstrated by the operating information above, our same store net operating income is primarily driven by our ability to increase revenue while limiting expense increases. Various programs are utilized to obtain and keep storage customers in order to maximize property revenue. Providing the best customer service requires exceptional employees and on-going quality training. Personnel are trained in all aspects of storage operations from operating the computer system and renting a unit to analyzing demand and pricing strategies. They are also trained and authorized to make substantially all pricing and customer service decisions on-site, with reference to our values and mission statement. These training and personnel programs are continually evaluated and improved upon. Another revenue enhancing program currently utilized is the national call center which fields overflow calls from all the individual properties, providing personal service when on-site employees are not available. Employees at the national call center are able to rent a unit at the store most convenient to the customer.

        In 1996, we implemented a new pricing strategy called "revenue optimization." Historically, we have maintained a general policy on annual rent increases implemented toward the beginning of the year. The revenue optimization program focuses on establishing product pricing in relationship to demand and closing ratios (the percentage of prospects who subsequently rent a unit) in order to maximize revenue. The implementation of this new program took longer than expected and there were some additional training costs associated with implementing it. As such, we did not fully realize the impact of this strategy until the fourth quarter of 1996. However, 1997 results reflect the benefits of this program.

        Net operating income has risen over the last three years due to increases in revenue, which are a function of changes in rental rates and occupancy. While storage has a seasonal trend, spring and summer being peak occupancy periods, the cycle is annual and the revenue trend from 1995 to 1997 reflects general market changes. Revenue gains from 1996 to 1997 resulted entirely from rental rate increases, while gains from 1995 to 1996 resulted primarily from rate increases with slight occupancy improvements.

        Direct operating expenses were higher in 1996 than in 1995 due to a number of factors. We experienced unusually high real estate assessment increases in 1996, particularly in the Denver market. Additionally, we expanded our yellow page advertising coverage in markets where we were developing, but, until the new developments opened in those areas, costs were allocated to the existing stores in that market. Training of field personnel for the revenue optimization program discussed above also impacted 1996 expenses. Despite these increases, direct operating expenses as a percentage of revenue remained constant. Direct operating expenses rose only 2% from 1996 to 1997 due to an extensive expense control focus by field personnel as well as decreases in yellow pages advertising. Increases were experienced primarily in personnel costs and real estate taxes. We expect expense increases to be closer to 4% in 1998 due to the tightening of certain labor markets and the effect of inflation on other general expenses.

        We are aware of a purported class action lawsuit against a self storage operator alleging that late fees are unconscionably high which received national press attention. While a lawsuit of this nature was filed against us in California on December 17, 1997, it was voluntarily dismissed on February 20, 1998. The plaintiff has the right to refile the lawsuit at anytime, and has indicated he intends to ask us to change our business practices regarding late fees in California. Our late fee revenue in California and other states could be negatively impacted if we were to change our practices.

        The following table is a geographical summary of the changes in weighted average rents, rates and occupancies for the same store storage centers as defined in the footnotes to the previous table:

                                                    % CHANGE IN RATE        % CHANGE IN NO. OF
                           % CHANGE IN RENTS            PER SQ. FT.           SQ. FT. OCCUPIED
                        ----------------------   -----------------------  ------------------------
                        '96 TO '97  '95 TO '96   '96 TO '97   '95 TO '96  '96 TO '97    '95 TO '96
                        ----------  ----------   ----------   ----------  ----------    ----------
Arizona                    (1.8)%      (4.3)%       (1.1)%       1.0%        (0.7)%        (5.2)%
California                  7.5         7.0          5.9         3.5          1.4           3.4
Florida                     8.1         4.7          3.0         2.8          5.0           1.9
Illinois                    6.8         6.2          7.8         4.3         (0.9)          1.8
Maryland                    2.6         7.0          4.6         5.6         (1.9)          1.4
Michigan                    2.5         7.6          3.6         9.5         (1.1)         (1.8)
New York                    6.5         2.2          8.1         5.7         (1.5)         (3.3)
Oregon                      1.4         8.3          6.2         8.9         (4.5)         (0.6)
Texas                       2.5        (3.9)         1.2        (3.0)         1.2          (0.9)
Virginia                    0.3         6.9          5.2         4.2         (4.6)          2.6
Washington                  9.8         7.8          6.7         4.8          2.9           2.9
Other                       2.4         2.0          4.4         2.8         (2.0)         (0.8)
                           ----        ----         ----         ---         ----          ----
Weighted Average            4.8%        4.4%         4.8%        3.7%         0.1%          0.7%

        We believe our diversified portfolio minimizes the impact of individual market fluctuations that result from economic or competitive changes within these markets. In general, rental rate increases have driven the increase in revenue. Over the last three years, market conditions in San Francisco, CA, Chicago, IL and Seattle, WA contributed to above average revenue increases. The completion of significant building improvements at our New York stores during 1996 and 1997 have improved our product quality and allowed our managers to increase rates beyond increases experienced in the prior year. Chicago and New York, in particular, demonstrate our use of revenue optimization; although occupancy declined in both markets, revenue rose well above average due to rate increases.

        In 1996, Arizona experienced new competition in certain trade areas and a leveling off of demand which has affected rents in both 1996 and 1997. Additionally, during 1996, we vacated units at one store in order to convert the units to climate controlled space in anticipation of premium rents. The conversion of these units was expected to be completed in late spring but due to unexpected delays was not finished until late August further decreasing occupancy in 1996.

        During 1997, Oregon experienced a drop in occupancy due to increased competition within three miles of certain stores, as well as some price sensitivity in the market. Revenue at one store declined 7%, as a result of a fire during the third quarter and new competition.

        A 1997 decline in the Dallas, TX market was more than offset by gains in the Houston, TX and San Antonio, TX markets. Many of our older storage centers in the Dallas, TX market are being impacted by new competitors entering their immediate trade area. We expect to see some continued softening of rates and occupancy declines until this new supply is absorbed. The San Antonio, TX market declined in 1996 as new competition has forced rate decreases. The stores in this market have stabilized and 1997 revenue has risen over the prior year. Our 1996 results in Houston, TX were impacted by a fire in 1995; revenue replacement insurance coverage expired and new market competition slowed the rent up of the reconstructed space. Our 1997 results show the recovery from this 1996 impact.

DOMESTIC ACQUISITIONS

        Although availability of capital and competition has in many cases driven acquisition prices up, we have continued to selectively seek acquisition opportunities for high quality storage centers that meet our investment standards. We have limited our efforts to pursue only those centers that enhance our existing network of stores (i.e. establish greater market presence or expand an established market to create greater economies of scale) and thus can be efficiently managed and operated. In many cases, this has resulted in the purchase of properties we had previously managed for affiliated owners. The acquisition of previously managed properties means the properties are in existing Shurgard markets and we are familiar with the operating issues of those particular stores. Additionally, they usually have been maintained to our standards and as such do not have significant deferred maintenance costs. The operating results of our acquisitions are presented in the tables below in order to show the impact of our operating strategies since the acquisition date. Based on the definition of same stores, the results of these properties for certain periods have been included in the same store results previously discussed. (See notes (1) and (2) to the Same Store Results table.)

RESULTS OF 1997 ACQUISITIONS
(dollars in thousands except average rent)

                                  YEAR ENDED
                                 DEC. 31, 1997
                                 -------------
Rental revenue                    $    4,142
Property operating expenses(1)         1,600
                                  ----------
Net operating income              $    2,542
                                  ==========
Avg. annual rent per sq.ft.(2)    $     7.83
Avg. sq.ft. occupancy                     81%
Total net rentable sq.ft           1,314,000
Number of properties                      23
Number of property-months(3)             128
Purchase price                    $   65,600

---------------

(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred such as off-site management personnel.

(2) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.

(3) Represents the sum of the number of months we operated each property during the year.

        During 1997, we purchased 23 storage centers totaling 1.3 million net rentable square feet for a total cost of $65.6 million (including related non-competition agreements). These acquisitions were located as follows: two in Arizona, one in California, one in Florida, two in Georgia, one in Indiana, one in Illinois, three in Michigan, four in Texas, and eight in Washington. The 1998 projected yield on these properties is (9.5%-10%) (calculated as projected 1998 net operating income divided by purchase price). These projections are based on numerous assumptions and actual results may vary due to the factors discussed in the OVERVIEW.

RESULTS OF 1996 ACQUISITIONS
(dollars in thousands except average rent)

                                   YEAR ENDED DEC. 31, (1)
                                  -------------------------
                                     1997           1996
                                  ----------     ----------
Rental revenue                    $   20,158     $    2,787
Property operating expenses(2)         5,839            851
                                  ----------     ----------
Net operating income              $   14,319     $    1,936
                                  ==========     ==========
Avg. annual rent per sq.ft.(3)    $     8.92     $     8.74
Avg. sq.ft. occupancy                     88%            88%
Total net rentable sq.ft           2,400,000      2,400,000
Number of properties                      40             40
Number of property-months(4)             480             69
Purchase price                    $  131,600

--------------

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

        In 1996 we purchased 40 storage centers, four in which we previously owned a 30% interest. Thirty-seven of these properties, totaling 2.3 million net rentable square feet, were purchased on November 14, 1996, through the acquisition of three affiliated partnerships (the IDS Partnerships). We paid approximately $122 million for the 33 storage centers and the remaining 70% interest in the four centers mentioned above. The purchase, which included $1.6 million in net liabilities and approximately $3 million in transaction costs, was funded through cash ($59 million) and the issuance of stock ($64 million). The 1997 yield on these properties was 11% (calculated as actual 1997 net operating income divided by purchase price). Additional acquisitions included two properties located in the greater Seattle, WA metropolitan area, and one located in Atlanta, GA. These three properties cost $6.4 million and added approximately 135,000 net rentable square feet to our portfolio.

RESULTS OF 1995 ACQUISITIONS
(dollars in thousands except average rent)

                                           YEAR ENDED DEC. 31, (1)         YEAR ENDED DEC. 31,
                                      ---------------------------------   ---------------------
                                        1997         1996      % CHANGE     1996         1995
                                      --------     ---------   --------   --------     --------
Rental revenue                        $  9,916     $  9,229       7.4%    $  9,229     $  5,492
Property operating expenses(2)           2,646        2,455       7.8%       2,455        1,592
                                      --------     ---------              --------     --------
Net operating income                  $  7,270     $  6,774       7.3%    $  6,774     $  3,900
                                      ========     ========               ========     ========
Avg. annual rent per sq.ft.(3)        $  10.97     $  10.59       3.6%    $  10.59     $  10.25

Avg. sq.ft. occupancy                       88%          89%                    89%          86%
Total net rentable sq.ft               970,000      970,000                970,000      970,000
No. of properties                           15           15                     15           15
No. of property-months(4)                  180          180                    180          115
Purchase price                        $ 52,500

--------------

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

        In May 1995, we purchased the limited partner interest in Shurgard Evergreen Limited Partnership (the Evergreen Partnership), an entity formed in May 1990 to develop and own self storage centers, of which we are the general partner. The limited partner interest was owned by a whollyowned subsidiary of the State Investment Board of the State of Washington. The Evergreen Partnership developed and owns seven self storage centers directly and, through a joint venture, owns an interest in an additional three centers. The ten centers have an aggregate of 630,000 net rentable square feet. The purchase price for the limited partner interest in the Evergreen Partnership was $35.5 million which was financed through our line of credit. For 1997, the return on this investment in limited partnership interest, defined as net operating income divided by the original purchase price, was 13%.

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


DOMESTIC DEVELOPMENT

        Our long-term growth plan includes significant development of new storage centers in markets in which we currently operate. This is due to the increased competition for acquisitions in the storage market and our focus on maintaining high quality standards and consistent building design to develop brand awareness. Implementation of this development strategy is expected to continue through 1998. Each development project progresses through a series of review processes from initial review, through due diligence, final review and finally to the land purchase and construction. We believe the success of this strategy has been greatly enhanced as a result of the substantial experience we gained through the development of over one third of our properties.

        We opened 17 domestic storage centers in 1997 (including seven through joint ventures) and 13 in 1996 (including one through a joint venture). Seven of the projects opened in 1997 opened at the end of the fourth quarter and, as a result, did not have significant operations during the year. Accordingly, these seven properties have been excluded from the following table:

                              Estimated     Total Net    Total    12/31/97    Average Annual    Estimated
                  Number of     Total       Rentable   Cost per    Average    Rental Rate        Annual
                  Properties     Cost        Sq. Ft.    Sq. Ft.   Occupancy     per Sq. Ft.     Yield (1)
                  ---------------------------------------------------------------------------------------
Opened through
 September 1997       10    $37.9 million   681,000      $56         48%          $10.87           13%
Opened in 1996        13    $46.4 million   855,000      $54         67%          $10.58           13%

        (1) The projected average annual yield on estimated total cost of these projects assumes the projects are 85% occupied at current rates.

        The ten storage centers opened in the first three quarters of 1997, together, provided $842,000 in net operating income for 1997. The 13 storage centers opened in 1996 together provided net operating income of $2,529,000 for 1997. We estimate stabilization will be reached in an average of 18 months for these developments. The average annual yield on the estimated total cost of these projects is projected at 13%, assuming the projects are at 85% occupancy at current rates. Based on the higher average rate we are receiving at our internally developed storage centers compared to our same store portfolio, we believe that customers have shown a willingness to pay more for newer storage facilities than older facilities. Future NOI growth of older storage centers could be impacted by this trend.

        There is of course no assurance that these projections regarding 1996 and 1997 development projects will occur. Assumed occupancy levels and rates could be impacted if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor, and marketing, among others, increase more than projected.

        In addition to the above completed developments, we have 17 storage centers currently under construction (five of these are being developed in California, Tennessee, Florida and Mississippi through joint ventures). As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at December 31, 1997.

                                                         Number of         Estimated Completed
                                                          Projects          Cost of Projects
                                                          --------          ----------------
         New Domestic Developments:
           Construction in progress                          17                 $67.9 million
           Land purchased pending construction                5                 $25.4 million
         Expansion of Existing Properties:
           Opened during 1997                                 4                  $5.1 million
           Construction in progress                           3                  $2.8 million

        In the current real estate environment, we believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for developments was $2,507,000 (net operating income of $3,375,000 less 8.5% interest on invested capital of $5,883,000) in 1997 compared to only $1,931,000 in 1996. The rent-up deficit for a typical $3.8 million project, assuming it takes 18 months to rent-up and is financed with debt at 8.5%, is estimated to be approximately $300,000 in the first year of operations. The amount of rent-up deficit and the timing of positive cash flow cannot be predicted with certainty as it is based on a number of factors including length of rent-up, ability to collect stated rental rates on leased units, actual operating expenses incurred, and the time of year a property opens. Another result of this rent-up period is a decrease in our operating margins as new property expenses are added but the related revenue stream does not hit stabilized levels until occupancy reaches 85%.

        We currently anticipate opening 30 to 35 domestic developments in 1998 including the 22 listed in the table above. The actual number of projects could be reduced by zoning and permitting delays outside of our control, increased competition for sites, delays during construction caused by, among other things, weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. We are currently in negotiations with an institutional investor to finance the first half of our 1998 development through an off balance sheet financing arrangement. If such financing is completed, substantially all of the rent-up deficit for the projects included in the financing will not adversely affect our net operating income. We intend to pursue similar arrangements to finance some or all of the remaining 1998 and 1999 developments. There is no assurance that this strategy will come to fruition as many factors will affect our ability to arrange off balance sheet financing. These factors include our ability to find investors interested in financing the development under mutually agreeable financial and operating terms.

        In addition to utilizing the experience of our in-house real estate development personnel, in the past few years we have begun establishing relationships with quality storage operators outside our current markets. We believe that the most efficient way to operate storage centers is to saturate a market thereby creating brand awareness and allowing certain economies of scale in operation processes and advertisement. These relationships create instant presence in a new market as affiliate owned centers begin using the "Shurgard" name. In exchange for the use of our name, computer systems and general operations support services, the affiliate pays us an affiliation fee of 2% of revenue. Additionally, these affiliation agreements provide the framework for the joint development of additional storage centers, allowing us to take advantage of the local operator's market knowledge. We have signed three such affiliation agreements, which include (1) a Tennessee developer that opened three jointly developed centers in 1995, one in 1996, two in 1997, and has one additional property under development and (2) a Florida developer that opened five jointly developed centers in 1997 and has. one additional property under development. A similar arrangement has been made with a California developer that began its first joint developments in 1997 and has two properties under construction. However, this California developer does not have an existing presence in the market, and we will manage the properties on behalf of the joint venture. (For further discussion see OTHER REAL ESTATE INVESTMENTS.)

EUROPEAN OPERATIONS

        During 1995 and 1996, SSCI invested $5.4 million and $6.9 million, respectively, in SSC Benelux & Co., SCS (Benelux SCS), a Belgian entity. In March 1997, SSCI entered into a joint venture agreement with two unaffiliated entities to develop and acquire self storage centers in Europe through a majority owned subsidiary. As a result of this joint venture agreement, SSCI owns direct and indirect interests totaling 12.5% of Benelux SCS. SSCI, together with one of its partners, has the right to increase its participation in this joint venture (Joint Venture) through additional equity contributions. Through its entitlement to a majority of the seats on the Benelux SCS board, SSCI retained its authority to direct the business affairs of Benelux SCS. As a result of SSCI's investment in Europe, it faces certain risks inherent in international business operations, including currency risks, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, difficulties in staffing and managing international operations, potentially adverse tax burdens, obstacles to the repatriation of earnings and cash, and the burdens of complying with different permitting standards and a wide variety of foreign laws.

        The self storage industry is not yet well established in much of Europe; we believe this presents us the opportunity to become the dominant player. Currently, we are the only major US operator in Europe. Benelux SCS and its subsidiaries have established expansion plans that focus in four markets: the Benelux region, France, Sweden and the UK. During 1995 and 1996, Benelux SCS developed four storage centers in Belgium totaling 237,000 net rentable square feet. During 1997, Benelux SCS purchased three centers in France, two of which were newly built, totaling 124,000 net rentable square feet. The three properties purchased in France were 52% occupied at December 31, 1997. Additionally during 1997, Benelux SCS completed the construction of two more storage centers in Belgium totaling 141,000 net rentable square feet when all phases are complete. Benelux SCS and its subsidiaries currently have two additional stores under construction. We anticipate adding five to eight additional European storage centers next year through both acquisition and development Losses are expected to continue through the year 2000 as financing costs and overhead costs necessary to carry out current expansion plans exceed operating income, while the development stores go through rent up.

        The construction and acquisition of storage centers during 1997 were funded through equity contributions from the Joint Venture and additional debt. Benelux SCS debt is non recourse. As a general partner, we are contingently liable for the debt of a joint venture, which at December 31, 1997 totaled $21 million.

        Because of the newness of storage to the European market, the rent-up period for storage centers has been substantially longer than that of domestic development projects. Management estimates that the first European sites may take two and a half to three years to reach a stabilized occupancy of approximately 85%, but that future sites will, on average, rent up faster due to increased customer product awareness. The three stores opened in Belgium in 1995 had an average occupancy of 80% at December 31, 1997, while the average of all six Belgian centers at December 31, 1997 was 60%. During the rent up and initial product introduction period, rental rates are below those we anticipate at stabilization. As each center reaches stabilized occupancy, management's focus will change from increasing occupancy to increasing rates. The average rental rate for the four storage centers open at the end of 1996 increased 8%, and we expect the increase to accelerate as we take advantage of the higher occupancies. We believe that the average projected rates of $13.20 for these four stores in 1998 are achievable as they are still substantially below rates currently being charged in the more established markets of London and Paris.

NEW PRODUCTS AND SERVICES

        We are continually exploring new ways to serve our customers' storage needs. One of the recent ways we have broadened our ability to meet customer needs is by bringing storage directly to the customer through containerized storage. Weatherized 8'x5'x8' storage containers are delivered to customers for packing. The containers are then picked up and delivered to a warehouse where they are stored. Customers may access their storage container in a showroom at the warehouse or have it redelivered to their home. In addition to the monthly rental charge, service fees may be charged for pickup and delivery. This business venture, which was initially tested in the Seattle, WA market, is now operating in five major US markets, including Seattle, WA, Portland, OR, San Francisco, CA, Atlanta, GA and Chicago, IL. During 1998, we do not intend to open any additional warehouses, but will concentrate on maximizing revenue growth through effective marketing and pricing strategies and optimizing our warehouse capacity and logistics.

        In the Seattle market, where we have been operating two warehouses for about ten months, we had 765 containers rented at December 31, 1997. Our realized rate in this market is now $60 per container per month. We have experienced minimal price sensitivity and will continue to adjust our rate structures to maximize revenue.

        At December 31, 1997, we had invested $4.2 million in this startup venture, Shurgard Storage To Go, Inc. (STG), with certain officers and key employees who had invested $150,000 and an unaffiliated third party who had invested $1 million. SSCI owns only nonvoting stock in this start-up venture which is not a qualified REIT Subsidiary and is subject to corporate level tax. Additionally, we have committed to invest an additional $0.3 million during 1998 and lend $9 million to fund negative cash flow during the rent up stage. We also currently guarantee $12.9 million in lease obligations. In 1997, our pro rata percentage of STG losses was $1.4 million. The loss for 1998 is expected to double; however, we expect to break even in 1999. The absence of losses from STG would positively affect our earnings in 1999. There is of course no assurance that STG will reach break even as projected as numerous factors affect profitability. These factors include the possible inability to attract customers to use the product, the potential of new competition (both containerized and other forms of storage) entering our markets, and the possibility that customers may not be willing to pay the rates projected.

        Another way we are making storage more convenient for the customer is through the addition of Shurgard Storage Stops in major malls. These kiosks (sales counters located in the center of malls) are staffed with trained sales representatives who are available to answer questions about both self storage and containerized storage. They have computer links to area storage centers through which they can give rate and availability information and lease units or containers to customers on the spot. We now have six kiosks in three key markets and expect to add kiosks in two or three additional markets in 1998. In the first year of this new sales channel, we signed up over 630 rentals generating revenue sufficient to cover the cost of the kiosks.


OTHER REAL ESTATE INVESTMENTS

        We have made several investments during the past three years through limited partnerships, joint ventures and participating mortgages.

        During 1997, we purchased from an unaffiliated third party, for $2.1 million in cash, two limited partnership units in Shurgard Institutional Fund LP II, an affiliated partnership. We now own 5.5 units and are entitled to 57% of limited partner distributions. Additionally, in 1997, we purchased, from an unaffiliated third party, for $3.7 million in cash, an additional three limited partnership units in Shurgard Institutional Fund LP, an affiliated partnership. We now own four units and are entitled to 15% of this partnership's limited partner distributions. We continue to own a general partnership interest in both these partnerships.

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

        We have entered into seven joint ventures with a storage operator to develop seven properties in the Nashville, Tennessee metropolitan area and one in Mississippi. Our economic interest in these joint ventures ranges from 50% to 86%. We have guaranteed $11.5 million of loans, our pro rata portion of the joint ventures' debt. Additionally, we have guaranteed $13.1 million of debt in joint ventures to develop six sites in Orlando, Florida under a similar arrangement. We have a 90% economic interest in these Orlando joint ventures. The financial results of these projects are not consolidated in our financial statements because the affiliation agreement allows the local operators to control the daily operations of the property and all significant investment decisions require the approval of both parties regardless of ownership percentage. Losses for these joint ventures totaled $172,000 in 1997 due to the addition of seven new properties during the year. In 1996, these joint ventures had earnings of $82,000 compared to a loss of $139,000 in 1995. Funds from operations, as defined below, for these joint ventures totaled $397,000 in 1997 and $234,000 in 1996 compared to a negative $43,000 in 1995. (See DOMESTIC DEVELOPMENT.)

        We have entered into an agreement with a third developer under which it will purchase sites in southern California and construct storage centers on them according to our specifications. Upon completion of the construction, we will manage the property for, in most cases, two years at which time the property will be contributed, subject to outstanding debt, into a newly formed corporation in which we will be the majority shareholder through the contribution of cash sufficient to pay development costs. The developer's interest in the company will be based upon a predetermined formula and the current value of the property. At December 31, 1997, we had guaranteed $6.2 million in outstanding debt for two properties related to this agreement and will guarantee additional amounts as future properties are developed.

        We have $13.2 million invested in three participating mortgage loans. All three mortgages are nonrecourse to the borrower and are secured by real estate, including four storage centers and office/warehouse space. The first two mortgages total $11.9 million, bear interest at 8%, and mature in December 2004. The third loan is for $1.3 million, bears interest at 10%, and matures in October 1999. Additionally, we receive contingent interest payments from all the mortgaged properties equal to 50% of both operating cash flow and distributions from the gain on sale of real property, as defined. We have options to purchase the properties at established prices, generally exercisable in 1999 and extending until maturity of the loans.


OTHER INCOME AND EXPENSES

        Interest expense increased $4.3 million from 1996 to 1997 due to an increase in the outstanding debt balance. This rise represents borrowings to purchase partnership units and to fund development of new storage centers and acquisitions. Additionally, during 1997, we capitalized $3.2 million in interest related to the construction of storage centers while $2.8 million and $1.1 million were capitalized in 1996 and 1995, respectively.


FUNDS FROM OPERATIONS

        Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) March, 1995, White Paper on Funds from Operations, is defined as net income (calculated in accordance with GAAP) excluding gains or losses from debt restructuring and sales of real estate, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                        ----------------------------------
                                           1997        1996         1995
                                        --------     --------     --------
Net income before extraordinary item    $ 42,311     $ 32,785     $ 29,572
Preferred dividend                        (3,060)
Depreciation/amortization                 28,243       21,199       17,410
Depreciation/amortization from
  unconsolidated joints ventures and
  subsidiaries                              (231)         219          149
Non-recurring revenue/expenses              (189)                     (223)
Deferred financing costs                  (1,105)      (1,120)      (1,120)
                                        --------     --------     --------
FFO                                     $ 65,969     $ 53,083     $ 45,788
                                        ========     ========     ========

----------------

        FFO for 1997 increased $12.9 million over 1996 FFO which had risen $7.3 million over 1995. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties acquired over the three years. We believe future growth rates will slow until development levels off, as the rent-up period on development projects and start up losses on the containerized storage business partially offset operating results from current properties and acquisitions. Assuming we finance 1998 and 1999 development through off balance sheet agreements and STG reaches breakeven in 1999 as projected, we expect FFO to increase significantly in 1999. For a discussion of the factors that might cause these assumptions not to occur see DOMESTIC DEVELOPMENT and NEW PRODUCTS AND SERVICES.


INVESTING TRANSACTIONS

        During 1997, we invested $65.6 million in the acquisition of 23 storage centers, $90.4 million in domestic development and expansion projects, $2.2 million in European development projects, and $5.3 million in capital improvements to our existing portfolio. The $17.0 million increase in other real estate investments reflects primarily the $3.7 million invested in the limited partnership units, the $3.4 million invested in the Florida joint ventures, the $3.2 million invested in the Tennessee joint ventures, and the $4.2 million invested in Shurgard Storage To Go, Inc.

        On September 13, 1996, pursuant to a tender offer, we purchased limited partnership units in the IDS Partnerships totaling $40 million. This purchase was funded through our line of credit. We owned these units until November 14, 1996 when we completed the merger with the IDS Partnerships. Under the terms of the agreement between the Company and the Partnerships, we issued 2,462,414 shares of Class A common stock (Class A Stock) based on the partners' interest in the IDS Partnerships' net asset value of $106.6 million ($121.8 million in storage centers less net liabilities of $15.2 million either assumed or paid off at closing) as defined in the agreement. Total cash paid for this acquisition was $58.6 million.

        On March 24, 1995, in order to create a fully integrated company and more closely align the interests of management with the shareholders, the Company merged with the Management Company. Pursuant to the Agreement and Plan of Merger, the outstanding shares of the Management Company common stock were converted into an aggregate of 1,289,734 newly issued shares of Class A Stock and an additional 282,572 shares that replaced the Class A Stock previously owned by the Management Company, subject to certain adjustments. The market value of consideration on the date of the Merger was $29.4 million. Pursuant to the Merger Agreement, Management Company shareholders are also entitled to receive additional shares of Class A Stock in the future based on (i) the extent to which, during the five years following the Merger, we realize value as a result of certain transactions relating to interests in or assets of the six limited partnerships acquired by the Company in the Merger or (ii) the value, at the end of five years after the Merger, or in the event of a change of control of the Company, of any remaining interests in such partnerships as determined by independent appraisal. Only three of the original six partnerships still exist. One of the three partnerships is the Evergreen Partnership, the limited partnership interest of which we purchased during 1995. As a result of this purchase, the Board of Directors could, at its option, choose to liquidate the partnership, and upon such liquidation we would be required to issue additional shares based on an independent appraisal.

        During 1995, we acquired a storage center valued at $7.8 million in the Merger (which was a non-cash transaction), and invested $9.4 million in acquisitions of four operating storage centers, $30.1 million in domestic development and expansion projects, $10.6 million in European development projects, and $3.9 million in capital improvements to our existing portfolio. The $6.5 million increase in other real estate investments reflects primarily the $3.8 million invested in the limited partnership units and the $2.6 million invested in the Tennessee joint ventures. As described above, we also invested $36 million in cash in the purchase of the Evergreen partnership interest. Proceeds in 1995 from the sale of real estate contributed $3.3 million in cash.


CAPITAL EXPENDITURES

        In addition to continued investments in acquisitions and developments, we invest in improving our current portfolio of real estate. Investments in existing storage properties include primarily expansions, conversions (i.e., size of units or climate control) and certain recurring improvements to roofs, pavement, sealant and other items such as security upgrades that we believe are necessary to maintain our quality standards and our ability to generate premium returns.

        Of the $4.5 million in capital improvements expended during 1997 (excluding signage), $2.2 million was for roofs, pavement and sealant, representing approximately $0.13 per net rentable square foot, while $2.1 million out of a total of $3.7 million was spent for these items during 1996 representing approximately $0.14 per net rentable square foot. Specifically identified capital improvements expected for 1998 total $4.4 to $5.1 million, of which $1.9 to $2.6 million represent roofs, pavement and sealant. During 1996, we completed an extensive research and evaluation program through which we selected an updated logo. In order to maintain our brand awareness across all Shurgard businesses, we implemented a process to replace signs, awnings, etc. to incorporate our new logo over 1997 and 1998. During 1997, we resigned approximately 134 of our stores at a cost of about $0.8 million. We intend to re-sign the remaining stores in 1998 at an estimated cost of $1.1 million.


FINANCING TRANSACTIONS

        In January and February 1997, we raised net proceeds after offering costs of $59.3 million through the sale of 2.2 million shares of Class A Stock. In April 1997, we raised $50 million ($48.2 million in net proceeds) through the sale of 2 million shares of Series B Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distribution payments totaling 8.8% per year and are callable at our option after five years. In September 1997, we raised net proceeds after offering costs of $18.9 million through the sale of 727,080 shares of Class A Stock.

        Additionally, during 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25th and October 25th. Net proceeds totaled $98.7 million. Benelux SCS incurred approximately $9 million in additional debt related to the development and acquisition of storage centers.

        Net repayments on the lines of credit during 1997 totaled $83.5 million as proceeds from senior unsecured notes were used to repay previously outstanding balances. We have an unsecured domestic line of credit to borrow up to $100 million at a spread over LIBOR, maturing September 1999. The amount available and the spread vary based on the terms of the agreement. As of December 31, 1997, the current amount available on the line of credit was $100 million of which approximately $44.5 million was outstanding, and the spread was 100 basis points over LIBOR. During 1997, we also obtained additional available credit under our European lines to fund development and operating cash needs, bringing the total available to $13.0 million of which all was outstanding at December 31, 1997. Additionally, we received a payment of $9.3 million for loans we had made to Benelux SCS.

        We borrowed $130.1 million during 1996 under our lines of credit, both domestic and foreign, to finance development and investment activity described above as well as for general corporate purposes.

        In June and July 1995, we issued a total of 4.92 million additional Class A Stock through a public offering. These shares provided net proceeds after offering costs of $106 million. Net proceeds were used to repay lines of credit and the remaining funds have been used to fund storage center acquisitions, development, and general corporate purposes.

        Prior to the 1995 stock offering, $96 million was outstanding on our domestic lines of credit. This amount had been borrowed to meet interim acquisition and development requirements and repay the $4.3 million line of credit assumed in the Merger. All outstanding balances on our domestic lines of credit were repaid on June 13, 1995. Subsequent to the 1995 offering, we invested the excess proceeds in real estate developments and borrowed an additional $11 million on our lines. Additionally, during 1995, we borrowed $2.9 million under our European line of credit to fund development activity in Belgium.


SHORT-TERM AND LONG-TERM LIQUIDITY

        Cash balances remained stable from December 31, 1996 to December 31, 1997 as capital expenditures were funded primarily through cashflow, financing and equity transactions described above. The following table summarizes certain information regarding our liquidity and capital resources:

                                                              AT DECEMBER 31,
                                           -------------------------------------------------
                                                1997              1996              1995
                                           --------------    ---------------    ------------
Debt to total assets                            31%               34%               23%
Total market capitalization(1)             $1,179 million    $1,033 million     $769 million
Debt to total market capitalization(1)          25%               26%               19%
Weighted avg. interest rate                    7.58%             7.68%             8.18%
Available lines of credit                   $56 million       $46 million       $92 million

----------------

(1) Total market capitalization is based on the closing market price of the Class A stock and Series B preferred stock multiplied by their respective total number of outstanding shares plus total debt.

        Our total debt at December 31, 1997 was $297 million, of which $239.2 million is fixed rate debt. Although we limit our use of variable rate debt, at times balances could be significant enough that fluctuations in interest rates may impact our earnings. We believe that we will be able to minimize the impact of such rate fluctuations through the use of interest rate caps, refinancing or other strategies and that we will be able to raise sufficient debt or equity capital to fund our growth plan in 1998, make required principal payments and make distribution payments in accordance with REIT requirements. Cash provided by operating activities for the years ended December 31, 1997, 1996 and 1995 was $78 million, $48 million, and $46 million, respectively.


REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

        As a REIT, we are not required to pay federal income tax on annual taxable income that we currently distribute to our shareholders, provided that we distribute an amount equal to at least 95% of our taxable income. Such distributions must be made in the taxable year to which they relate or in the following taxable year if declared before the REIT timely files its tax return for such years and is paid on or before the first regular distribution payment date after such declaration. Our first distribution in 1995 was partially applied toward our 1994 distribution requirement. Similarly, our first distribution in 1998 was partially applied toward our 1997 distribution requirement.

        In connection with the Merger, the accumulated earnings and profits of the Management Company were carried over to the Company for tax purposes. In order to maintain our REIT qualification, we were required to distribute to our shareholders in 1995 an amount necessary to eliminate such accumulated earnings and profits. We did so through accelerating our normal fourth quarter distribution and declaring a special distribution of $2.3 million in November 1995. As a result of these additional distributions, approximately 14% of the 1995 distributions were return of capital for federal income tax purposes. None of the 1996 distributions were return of capital while 5.8% was return of capital in 1997.

        As a REIT, we must derive at least 95% of our total gross income from specified classes of income related to real property, distributions, interest or certain gains from the sale or other disposition of stock or other securities. Our revenue from truck rentals, sales of locks and boxes and management services performed for other owners of properties do not qualify under this 95% gross income test. Such nonqualifying income was approximately 3% of gross revenue in 1997 and we expect to meet the 95% test in 1998. Our acquisition of additional properties will tend to reduce the percentage of nonqualifying income, while additional management contracts, including those with off balance sheet joint ventures and partnerships, and the sales of properties from the existing portfolio will tend to increase the percentage of nonqualifying income. While we intend to manage our activities so that we continue to satisfy the 95% test in the future, there can be no assurance that nonqualifying income will not exceed 5% in future years.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)                       DECEMBER 31, 1997   DECEMBER 31, 1996
                                                        -----------------   -----------------
ASSETS:
  Storage centers:
    Land                                                     $ 173,007           $ 142,127
    Buildings and equipment, net                               634,074             538,180
    Construction in progress                                    47,434              32,531
                                                             ---------           ---------
        Total storage centers                                  854,515             712,838
  Other real estate investments                                 38,522              27,769
  Cash and cash equivalents                                      7,248               3,239
  Restricted cash and investments                                7,028               6,814
  Other assets                                                  48,175              53,823
                                                             ---------           ---------
        Total assets                                         $ 955,488           $ 804,483
                                                             =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable and other liabilities                     $  29,055           $  29,964
  Lines of credit                                               57,477             140,997
  Notes payable                                                239,494             131,794
                                                             ---------           ---------
        Total liabilities                                      326,026             302,755

  Minority interest in other real estate investments            18,675               3,217

  Commitments and contingencies (Notes C, D and N)

  Shareholders' equity:
    Series B cumulative Redeemable preferred stock,
      $0.001 par value: 2,300,000 authorized; 2,000,000
      shares issued and outstanding                             48,056
    Class A common stock, $0.001 par value; 120,000,000
      authorized; 28,431,826 and 25,509,348 shares
      issued and outstanding                                   595,269             516,796
    Class B common stock, $0.001 par value; 500,000
      shares authorized, 154,604 issued and
      outstanding; net of loans to shareholders of $4,002       (1,086)             (1,086)

    Accumulated net income less distributions                  (31,452)            (17,199)
                                                             ---------           ---------
        Total shareholders' equity                             610,787             498,511
                                                             ---------           ---------
        Total liabilities and shareholders' equity           $ 955,488           $ 804,483
                                                             =========           =========



See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF NET INCOME

                                              YEAR               YEAR               YEAR
                                              ENDED              ENDED              ENDED
(in thousands, except per share data)     DEC. 31, 1997      DEC. 31, 1996     DEC. 31, 1996
                                          -------------      -------------     -------------
REVENUE:
  Rental                                    $ 137,746          $ 103,784          $  92,397
  Other real estate investments                   225              3,371              1,396
  Property management                           2,463              3,244              2,978
                                            ---------          ---------          ---------
     Total revenue                            140,434            110,399             96,771

EXPENSES:
  Operating                                    40,278             30,889             24,851
  Depreciation and amortization                28,243             21,199             17,410
  Real estates taxes                           11,295              8,898              7,596
  General, administrative and other             3,956              4,351              4,859
  Management fees                                                                     1,320
                                            ---------          ---------          ---------
     Total expenses                            83,772             65,337             56,036
                                            ---------          ---------          ---------

     Income from Operations                    56,662             45,062             40,735

OTHER INCOME (EXPENSE):

  Interest expense                            (17,096)           (12,829)           (12,038)
  Interest and other income                     1,481                604              1,126
                                            ---------          ---------          ---------
     Other income (expense), net              (15,615)           (12,225)           (10,912)

  Minority interest                             1,264                (52)              (251)
                                            ---------          ---------          ---------

     Net Income                             $  42,311          $  32,785          $  29,572
                                            =========          =========          =========

Net Income per Common Share:
  Basic                                     $    1.40          $    1.39          $    1.43
                                            =========          =========          =========
  Diluted                                   $    1.40          $    1.39          $    1.43
                                            =========          =========          =========

Distributions per Common Share
  Basic                                     $    1.91          $    1.41          $    2.38
                                            =========          =========          =========
  Diluted                                   $    1.91          $    1.41          $    2.38
                                            =========          =========          =========


See notes to consolidated financial statements.

                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY


(in thousands)                SERIES B            CLASS A           CLASS B                     ACCUMULATED
                           PREFERRED STOCK     COMMON STOCK       COMMON STOCK      LOANS TO     NET INCOME
                          -----------------   ---------------    ---------------     CLASS B        LESS
                          SHARES     AMOUNT   SHARES   AMOUNT    SHARES   AMOUNT   SHAREHOLDERS  DISTRIBUTIONS     TOTAL
                          ------     ------   ------   ------    ------   ------   ------------  -------------     -----
Balance, Jan. 1, 1995         --    $    --    16,829  $317,434     155   $ 2,916    $(4,002)    $      497      $ 316,845
Issuance of common stock                        6,210   135,418                                                    135,418
Net Income                                                                                           29,572         29,572
Distributions                                                                                       (47,339)       (47,339)
                                               ------  --------     ---   -------    -------     ----------      ---------
Balance, Dec. 31, 1995                         23,039   452,852     155     2,916     (4,002)       (17,270)       434,496
Issuance of common stock                        2,470    63,944                                                     63,944
Net Income                                                                                           32,785         32,785
Distributions                                                                                       (32,714)       (32,714)
                           -----    --------   ------  --------     ---   -------    -------     ----------      ---------

Balance, Dec. 31 1996                          25,509   516,796     155     2,916     (4,002)       (17,199)       498,511
Issuance of preferred
  stock                    2,000      48,056                                                                        48,056
Issuance of common stock                        2,923    78,473                                                     78,473
Net income                                                                                           42,311         42,311
Distributions:
   Preferred                                                                                         (3,060)        (3,060)
   Common                                                                                           (53,504)       (53,504)
                           -----    --------   ------  --------     ---   -------    -------     ----------      ---------
Balance, Dec. 31, 1997     2,000    $ 48,056   28,432  $595,269     155   $ 2,916    $(4,002)    $  (31,452)     $ 610,787
                           =====    ========   ======  ========     ===   =======    =======     ==========      =========


See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 YEAR          YEAR          YEAR
                                                                ENDED          ENDED         ENDED
                                                               DEC. 31,       DEC. 31,      DEC. 31,
(in thousands)                                                  1997            1996          1995
                                                             ---------      ---------      ---------
OPERATING ACTIVITIES:
  Net income                                                 $  42,311      $  32,785      $  29,572
  Adjustments to reconcile earnings to net cash
    provided by operating activities:
    Depreciation and amortization                               28,243         21,199         17,485
    Other                                                         (189)                         (223)
    Loss from other real estate investments                      1,771
    Minority interest in earnings from
      investments in other real estate investments              (1,264)            52            251
    Changes in operating accounts:
      Restricted cash                                             (214)        (1,263)        (2,785)
      Other assets                                               5,525         (6,776)           518
      Accounts payable and other liabilities                     1,925          2,068          1,295
                                                             ---------      ---------      ---------
        Net cash provided by operating activities               78,108         48,065         46,113
                                                             ---------      ---------      ---------

INVESTING ACTIVITIES:
  Proceeds from sale of real estate and equipment                  482                         6,398
  Purchase of other real estate investments                    (16,993)       (11,105)        (6,670)
  Purchase of non-competition agreements  and
    other amortizable assets                                    (1,483)        (1,055)          (416)
  Distributions in excess of earnings from other
    real estate investments                                        205            275            452
  Purchase of property management company                                                       (885)
  Investment in limited partnerships                            (1,467)       (58,644)       (35,671)
  Construction, acquisition and improvements to
    storage centers                                           (163,462)       (67,306)       (49,519)
                                                             ---------      ---------      ---------
        Net cash used in investing activities                 (182,718)      (137,835)       (86,311)
                                                             ---------      ---------      ---------

FINANCING ACTIVITIES:
  Proceeds from preferred stock offering,  net                  48,056
  Proceeds from common stock offerings, net                     78,173                       106,012
  Proceeds from exercise of stock options and
    dividend reinvestment plan                                     300            167
  Distributions paid                                           (56,565)       (43,383)       (36,670)
  Net (payments on) proceeds from lines of credit              (83,520)       130,092        (35,432)
  Proceeds from notes payable                                  107,700            315
  Payment of financing costs                                    (1,341)                       (1,088)
  Principal payments on notes payable                                            (456)          (552)
  Contributions by minority partners                             7,357            733            778
  Return of capital invested in Europe                           9,272
  Distributions to minority partners                              (813)          (142)          (329)
                                                             ---------      ---------      ---------
        Net cash provided by financing activities              108,619         87,326         32,719
  Increase (decrease) in cash and cash equivalents               4,009         (2,444)        (7,479)
  Cash and cash equivalents at beginning of period               3,239          5,683         13,162
                                                             ---------      ---------      ---------
  Cash and cash equivalents at end of period                 $   7,248      $   3,239      $   5,683
                                                             =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest, net of interest
    capitalized                                              $  19,209      $  15,276      $  13,372
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING INFORMATION:
  Liabilities incurred in connection with the
    construction of storage centers                          $   6,056      $   9,008      $   4,457


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

        Shurgard Storage Centers, Inc. (SSCI) was organized under the laws of the State of Delaware on July 23, 1993, to serve as a vehicle for investments in, and ownership of, a professionally managed, nationally diverse real estate portfolio consisting primarily of self-service storage properties which provide month-to-month leases for business and personal use. We intend to qualify as a real estate investment trust (REIT) as defined in Section 856 of the Internal Revenue Code. On March 24, 1995, we became self-advised and self-administered after acquiring Shurgard Incorporated (the Management Company) through a merger (the Management Company Merger, Note E). On May 14, 1997, we were reincorporated in the State of Washington.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of presentation: The consolidated financial statements include the accounts of SSCI and its domestic and foreign subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

        Effective January 1, 1997, we adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". All prior-period per share data has been restated to conform with the provisions of this statement.

        Storage centers: Storage centers are recorded at cost. Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives which range from three to 33 years.

        Other real estate investments: We consolidate the accounts of those joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of assets. All other investments in joint ventures are accounted for on the equity method and are included in other real estate investments. Investments accounted for on the equity method include 12 joint ventures owning a total of 13 storage centers, investments in certain limited partnerships, and participating mortgages which are accounted for as loans.

        Cash equivalents: Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

        Restricted cash and investments: Restricted cash and investments consist of cash deposits and securities held in trust in connection with certain notes payable. Restricted cash deposits represent expense reserves required by lenders. Restricted securities (Note H), per the loan agreement, must be held to maturity and thus are carried at amortized cost. The premium is amortized over the estimated remaining life of the security using the constant yield method.

        Other assets: Other assets include financing costs, non-competition agreements, and goodwill, which are presented net of accumulated amortization of $10,718,000 and $7,373,000 as of

December 31, 1997 and 1996, respectively. Financing costs are amortized on the effective interest method over the life of the related debt and the related expense is included in amortization. Non-competition agreements and goodwill are amortized over their estimated useful lives which range from three to 30 years.

        Federal income taxes: To qualify as a REIT, we must distribute annually at least 95% of our taxable income and meet certain other requirements. Additionally, as a REIT, we will not be subject to federal income taxes to the extent of distributions. We were not required to pay any federal income tax in 1995 or 1996 and we intend to make elections regarding distributions such that we will not pay federal taxes for 1997. As a result, no provision for federal income taxes has been made in our financial statements. We are subject to certain international and state income taxes as well as certain franchise taxes; however, these taxes are currently immaterial.

        Foreign exchange: The consolidated financial statements are prepared in United States dollars. Assets and liabilities of the foreign subsidiary and its subsidiaries are denominated in foreign currencies and are translated to United States dollars at the exchange rates in effect on the balance sheet date. Revenue, costs and expenses for this subsidiary are translated using an average rate.

        During 1997, in order to mitigate our currency exchange and interest rate risk, the Board of Directors authorized us to contract with financial institutions for hedging, exchanging, or entering into one or more swap transactions up to the full amount of capital used outside the United States. Our policy specifically prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange rates if unrelated to capital borrowed, lent or invested by us.

        Revenue recognition: Revenue is recognized when earned under accrual accounting principles.

        Valuation of long-lived assets: Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers and other long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of our assets might not be recoverable. At December 31, 1997, no assets had been written down.

        Financial instruments: The carrying values reflected on the balance sheet at December 31, 1997, reasonably approximate the fair value of cash and cash equivalents, other assets, accounts payable and other liabilities. We estimate that the fair value of loans to shareholders is $2.9 million. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of fixed rate long-term debt is estimated to be $233.6 million.

        Environmental costs: Our policy is to accrue environmental assessments and/or remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. The majority of our real estate facilities have undergone independent environmental investigations and our policy is to have such investigations conducted on all new real estate acquired. Although there can be no assurance that there is not environmental contamination at our facilities of which we are unaware, we are not aware of any such contamination of any of our facilities which individually or in aggregate would be material to our business, financial condition, or results of operations.


NOTE C - STORAGE CENTERS

       (in thousands)                                 DEC. 31, 1997      DEC. 31, 1996
                                                      -------------      -------------
        Land                                            $ 173,007         $ 142,127
        Buildings                                         687,439           572,317
        Equipment & other                                  21,261            11,751
                                                        ---------         ---------
                                                          881,707           726,195
        Less accumulated depreciation                     (74,626)          (45,888)
                                                        ---------         ---------
                                                          807,081           680,307
        Construction in progress, including related
          land of $21,117 and $8,116, respectively        47,434            32,531
                                                        ---------         ---------
                                                        $ 854,515         $ 712,838
                                                        =========         =========

        We have entered into 27 construction contracts for developments of new or improvements to current storage centers. Outstanding commitments under these contracts total $19.6 million. In 1997, 1996 and 1995, we capitalized approximately $3.2 million, $2.8 million and $1.1 million, respectively, in interest related to the development of storage centers.


NOTE D - OTHER REAL ESTATE INVESTMENTS

        (in thousands)                          DEC. 31, 1997    DEC. 31, 1996
                                                -------------    -------------
        Investments in participating mortgages     $13,220           $11,802
        Investments in joint ventures               16,696            11,196
        Investments in limited partnerships          5,761             4,729
        Investment in containerized storage
          business                                   2,845                42
                                                   -------           -------
                                                   $38,522           $27,769
                                                   =======           =======

        We have $13.2 million invested in three participating mortgage loans. All three mortgages are nonrecourse to the borrower and are secured by real estate, including four storage centers and office/warehouse space. The first two mortgages total $11.9 million, bear interest at 8%, and mature in December 2004. The third loan is for $1.3 million, bears interest at 10%, and matures in October 1999. Additionally, we receive contingent interest payments from the mortgaged properties equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreements. We have options to purchase the properties at established prices, generally exercisable in 1999 and extending until maturity of the loans.


        We have entered into seven joint ventures with a storage operator and developer to develop seven properties in the Nashville, Tennessee metropolitan area and one in Mississippi. Our economic interest in these ventures range from 50% to 86%. We have guaranteed $11.5 million of loans, our pro rata portion of the joint ventures' debt. Additionally, we have guaranteed $13.1 million of debt in joint ventures to develop six sites in Orlando, Florida under a similar arrangement. We have a 90% economic interest in these Orlando joint ventures. The financial results for these projects are not consolidated in our financial statements because the affiliation agreement allows the local operator to control the daily operations of the property, and all significant investment decisions require the approval of both parties regardless of ownership percentage.

        We have entered into an agreement with a third developer under which it will purchase sites in southern California and construct storage centers on them according to our specifications. Upon completion of the construction, we will manage the property for, in most cases, two years at which time the property will be contributed, subject to outstanding debt, into a newly formed corporation in which we will be the majority shareholder through the contribution of cash sufficient to pay development costs. The developer's interest in the company will be based upon a predetermined formula and the current value of the property. At December 31, 1997, we had guaranteed $6.2 million in outstanding debt for two properties related to this agreement and will guarantee additional amounts as future properties are developed.

        In September 1997, we purchased from an unaffiliated third party, for $2.1 million in cash, 1.9 limited partnership units in Shurgard Institutional Fund LP II, an affiliated partnership, and we now consolidate this entity. We own a total of 5.4 units and are entitled to 57% of LP distributions. Additionally, in 1997, we purchased from an unaffiliated third party, for $3.7 million in cash, three limited partnership units in Shurgard Institutional Fund LP, an affiliated partnership. We now own four units and are entitled to 15% of LP distributions. We continue to own a general partnership interest in both these partnerships.

        As of December 31, 1997, we had invested $4.2 million in Shurgard's Storage to Go, Inc. (STG), a containerized storage business. We have committed to contribute an additional $300,000 and lend up to $9 million under an unsecured five year note. Additionally, we have currently guaranteed $12.9 million in lease obligations. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax.


NOTE E - ACQUISITIONS

        On September 13, 1996, pursuant to a tender offer, we purchased approximately 42%, 32% and 42% of the outstanding limited partnership units of three affiliated public partnerships (the IDS Partnerships) for a total of $40 million, funded through our line of credit. On November 14, 1996, we completed the acquisition of the IDS Partnerships through a merger with the IDS partnerships, for 2,462,414 shares of Class A common stock. A summary of the assets and liabilities acquired in this transaction are as follows (in thousands):

         Storage centers                                     $ 121,780
         Debt repaid by SSCI at closing                        (13,639)
         Other assets                                              644
         Total liabilities                                      (2,207)
                                                             ---------
                                                             $ 106,578
                                                             ==========

        On March 24, 1995, we merged with the Management Company in order to become self-administered and self-advised. On that date, we issued 1,266,704 new shares of Class A common stock to the shareholders of the Management Company. In addition, 282,572 shares previously owned by the Management Company were reissued to Management Company shareholders. Pursuant to the Management Company Merger Agreement, on August 28, 1995, an additional 23,030 shares were issued as a result of adjustments identified in the audit of the Management Company's final statement of assets, liabilities and stockholder's equity, and on November 14, 1996 an additional 49,573 shares were issued as consideration for certain partnership interests held by the Management Company which were not valued at the time of the Merger. Additional shares may be issued over the next three years as consideration for similar interests in other partnerships. A summary of the assets and liabilities acquired in this purchase transaction are as follows (in thousands):

         Storage centers                                 $    7,964
         Cash                                                   780
         Other assets                                        35,133
         Line of credit                                      (4,337)
         Notes payable                                       (7,275)
         Other liabilities                                   (2,856)
                                                         ----------
                                                         $   29,409
                                                         ==========


        The following unaudited pro forma statements of income represent our results of operations for the years ended December 31, 1997 and 1996, as if the properties acquired during 1997 and the IDS Partnerships, had been acquired as of January 1, 1996. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined businesses.


         (in thousands)                      YEAR ENDED       YEAR ENDED
                                            DEC. 31, 1997   DEC. 31, 1996
                                            -------------   -------------
         Revenue and other income            $  146,704       $  136,836
         Operations expenses                    (56,115)         (53,613)
         Depreciation and amortization          (29,181)         (26,411)
         Interest expense                       (19,734)         (22,027)
                                             ----------       ----------
         Net income                          $   41,674       $   34,785
                                             ==========       ==========
         Net income per share                $     1.38       $     1.36
                                             ==========       ==========


NOTE F - EUROPEAN OPERATIONS

        In March 1997, we entered into a joint venture agreement with two unaffiliated entities. We have a minority interest in this joint venture, which borrowed $19 million to purchase a majority limited partner interest in SSC Benelux & Co., SCS (Benelux SCS), thus reducing our equity position in Benelux SCS from 85.6% to 12.5%. This transaction resulted in the return of $9.3 million for loans we had made to Benelux SCS. We, together with one of our partners, have the right to increase our participation in the joint venture through an equity contribution. We had invested $6.9 million and $2.2 million in SSC Benelux, for the years ended December 31, 1996 and 1997, respectively. As of December 31, 1997, we were operating in Belgium, Sweden, and France.

        Groundleases related to two European storage centers are included in land at the discounted value of required cash payments ($9.6 million) and the corresponding liabilities ($2.2 million) have been recorded in other liabilities. The lease terms are 27 and 99 years with bargain purchase options at 27 and 16 years, respectively. These leases require annual payments of approximately $128,000 in each of the next five years.

NOTE G - LINES OF CREDIT

        We have an unsecured domestic line of credit to borrow up to $100 million at a spread over LIBOR, maturing September 1999. The amount available and the spread vary based on the terms of the agreement; as of December 31, 1997, the current available amount is $100 million, of which approximately $44.5 million is outstanding. At December 31, 1997, the interest rate was 7.5%.

        We have four unsecured European credit lines (denominated in local currencies) to borrow up to a total of $13.0 million of which all has been drawn down as of December 31, 1997. Of this amount, $10.7 million matures June 2001 with the remaining maturing between December 2002 and December 2005. The weighted average effective interest rate on these lines at December 31, 1997 was 5.75%. The stated interest rates on $6.7 million and $0.9 million are fixed at 6.0% and 7.86%, respectively. Interest on $1.4 million floats at 125 basis above the Paris Interbank Offer Rate, while interest on the remaining $4.0 million ranges from 4.95% to 6.5% based on the Belgian Interbank Offer Rate.




NOTE H - NOTES PAYABLE

          (in thousands)                                    DEC. 31, 1997   DEC. 31, 1996
                                                            -------------   -------------
         Note payable to financial services company           $ 122,580        $ 122,580
         Senior notes payable                                   100,000
         Mortgage notes payable                                   8,703            8,759
         Note payable to affiliated joint venture                 7,479
         Other notes payable                                        732              455
                                                              ---------        ---------
                                                              $ 239,494        $ 131,794
                                                              =========        =========

        The $122.6 million note payable to a financial services company requires monthly payments of interest only at 8.28% until it matures June 2001 and is secured by 86 properties with a book value of $226 million. As required by the loan agreement, we have deposited cash in restricted accounts to fund certain expenses including real estate taxes and insurance. During 1995, we sold two properties securing this note and, as part of the defeasance, were required to place US treasury notes costing $3.1 million into a trust account. These treasury notes mature in June 2001 and carry an effective interest rate of 5.1%.

        In April 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25th and October 25th.


        The mortgage notes are secured by a deed of trust on two storage centers. The first is due in monthly installments of $13,441, including principal and interest at 10.25%, and matures April 2001. The second is a participating mortgage for $7.3 million requiring fixed monthly payments of interest only at 8% plus quarterly payments of 90% of excess cash flow, as defined in the agreement. This mortgage also requires payment of 90% of the storage center's appreciation upon maturity, December 2003. Other notes payable consists of local improvement district warrants and a note taken in connection with a real estate acquisition. The approximate maturities of principal over the next five fiscal years are approximately $20,000 in each year from 1998 through 2000, $124 million in 2001 and none in 2002.

        During 1997, Benelux SCS borrowed $7.5 million from an affiliated joint venture in which we own an 8.5% interest. This note has terms consistent with the joint venture's line of credit which bears interest at 150 basis points above the London Interbank Offer Rate and is due March 2001.


NOTE I - SHAREHOLDERS' EQUITY

        In addition to the rights, privileges and powers of Class A stock, Class B common stockholders received loans from SSCI to fund certain obligations to the 17 partnerships which comprise our predecessor. The loans are due between 2000 and 2003 and are secured by the Class B common stock. Class B common stock is convertible to Class A common stock at a one-to-one ratio as the loans are repaid.

        SSCI has 40 million shares of preferred stock authorized, of which 2.8 million shares have been designated as Series A Junior Participating Preferred Stock, (none are issued and outstanding at December 31, 1997) and 2.3 million shares have been designated as Series B Cumulative Redeemable preferred stock (2 million of which are issued and outstanding at December 31, 1997, as discussed below). The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series, and the designation thereof.

        In June and July 1995, we issued a total of 4.92 million additional Class A common shares through a public offering. These shares provided net proceeds after offering costs of $106 million. Net proceeds were used to repay lines of credit and to fund storage center acquisitions, development, and general corporate purposes.

        In January and February 1997, we raised net proceeds after offering costs of $59.3 million through the sale of 2.2 million shares of Class A common stock. In April 1997, we raised $50 million ($48.2 million in net proceeds) through the sale of 2 million shares of Series B Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distribution payments totaling 8.8% per year and are callable at our option after five years, at a redemption price of $25 per share. In September 1997, we raised net proceeds after offering costs of $18.9 million through the sale of 727,080 shares of Class A common stock.

NOTE J - STOCK COMPENSATION AND BENEFIT PLANS

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

        The 1995 Long-Term Incentive Compensation Plan (the 1995 Plan) provides for the granting of options for up to 2% of the adjusted average shares of our Class A common stock outstanding during the preceding calendar year, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 1995 Plan requires mandatory acceleration in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of SSCI, except where such awards are assumed or replaced in the transaction. The 1995 Plan permits the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by recent tax legislation. The 1995 Plan allows for grants to consultants and agents, as well as our officers and key employees.

        In 1993, we also established the Stock Option Plan for Nonemployee Directors (the Directors Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. This plan was amended during 1995 and provided current outside directors with 6,000 shares each in 1995 and 3,000 shares each annually thereafter. Such options vest upon continued service until our next annual meeting. The total shares reserved under the Directors Plan, as amended, is 200,000. The exercise price for options granted under the Directors Plan is equal to fair market value at date of grant. As of December 31, 1997, 40,000 of these options were outstanding.

        We have an employee incentive savings and stock ownership plan, in which substantially all employees are eligible to participate. Each year, employees may contribute an amount up to 15% of their annual compensation not to exceed the maximum allowable by law. We match a portion of employee contributions and may make annual discretionary contributions to purchase company stock. Our expense for contributions to this plan were approximately, $550,000, $463,000, and $408,000 for 1997, 1996, and 1995, respectively. We do not offer postemployment or postretirement benefits.

        In 1996, we established an Employee Stock Purchase Plan under which employees can elect to purchase SSCI stock through regular periodic payroll deductions without paying broker commissions. This plan provides for potential price discounts of up to 15%; however, no discount is currently being offered to employees.

        The weighted average remaining contractual life of options outstanding at December 31, 1997 was 8.3 years and option prices ranged from $18.90 to $28.25 per share. The following table summarizes the outstanding and exercisable options under all of our plans:

                                                         WEIGHTED
                                                         AVERAGE
                                      NO. OF SHARES   EXERCISE PRICE
                                      -------------   --------------
Outstanding, January 1, 1995                 9,200         $19.44
     Granted                               196,500          23.34
     Forfeited                             (13,200)         23.00
     Exercised                                (300)         23.00
                                        ----------
Outstanding, December 31, 1995             192,200          22.15
     Granted                                80,597          26.26
     Forfeited                             (14,206)         24.99
     Exercised                              (7,500)         22.00
                                        ----------
Outstanding, December 31, 1996             251,091          23.32
     Granted                               254,045          28.25
     Forfeited                             (14,245)         26.67
     Exercised                             (10,959)         23.58
                                        ----------
Outstanding, December 31, 1997             479,932          25.82
                                        ==========

Exercisable, December 31, 1995              15,100          23.10
                                        ==========
Exercisable, December 31, 1996              51,000          22.45
                                        ==========
Exercisable, December 31, 1997              97,177          23.11
                                        ==========

        During 1996, performance awards for 12,994 shares were granted of which 930 were cancelled during 1997. These shares are contingent on meeting certain performance objectives over the three year period ending December 31, 1998.

        We have adopted the disclosure only provisions of the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." No compensation cost has been recognized for the stock option plans. Had compensation cost for options granted under our two stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provision of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                             --------------------------------------
                                                1997          1996          1995
                                             --------       --------       --------
        Net income:
          As reported                        $ 42,311       $ 32,785       $ 29,572
          Pro forma                            41,698         32,212         29,269
        Dilutive net income per share:
          As reported                            1.40           1.39           1.43
          Pro forma                              1.38           1.37           1.42
        Weighted average fair value of
           options granted                       2.55           8.78           3.94

         The fair value of options granted under our stock option plans during 1997, 1996 and 1995 was estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used: dividend yield of 6.8%, 3.60% and 8.22%, expected volatility of 17.61%, 21.61% and 26.87%, risk free interest rate of 5.77%, 5.99% and 7.33%, and expected life of 10, 10 and 7 years.

         In January 1998, we granted 399,000 options at $29.00 per share which represented the market price at the time of grant, of which 24,717 vest within six months. The remaining options vest ratably over three years.


NOTE K - NET INCOME PER SHARE

        The following summarizes the computation of basic and diluted net income per share:

                                                           WEIGHTED
                                                            AVERAGE       NET INCOME
(amounts in thousands)                     NET INCOME       SHARES        PER-SHARE
                                           ----------      ---------      ----------
FOR THE YEAR ENDED DECEMBER 31, 1995
  Basic net income per share               $ 29,572          20,661       $   1.43
                                                                          ========
  Effect of dilutive stock options                               35
                                           --------        --------
  Diluted net income per share             $ 29,572          20,696       $   1.43
                                           ========        ========       ========

FOR THE YEAR ENDED DECEMBER 31, 1996
  Basic net income per share               $ 32,785          23,517       $   1.39
                                                                          ========
  Effect of dilutive stock options                               53
                                           --------        --------
  Diluted net income per share             $ 32,785          23,570       $   1.39
                                           ========        ========       ========

FOR THE YEAR ENDED DECEMBER 31, 1997
  Net Income                               $ 42,311
  Less: Preferred dividends                  (3,060)
                                           --------
  Basic net income per share                 39,251          27,947       $   1.40
                                                                          ========
  Effect of dilutive stock options                               53
                                           --------        --------
  Diluted net income per share             $ 39,251          28,000       $   1.40
                                           ========        ========       ========


NOTE L - SHAREHOLDER RIGHTS PLAN

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


NOTE M - ADVISORY AND MANAGEMENT AGREEMENTS

        Prior to the Management Company Merger, the Management Company advised the Company with respect to its investments, managed its day-to-day operations, and provided property management services. These agreements were eliminated through the Management Company Merger with the Management Company on March 24, 1995. Property management fees for the year ended December 31, 1995 was $1,261,000 (representing three months of operations). In addition, we paid $59,000 during 1995 under an advisory agreement.

NOTE N - CONTINGENT LIABILITIES

        As a general partner, we are contingently liable for the debt of a joint venture, which at December 31, 1997 totaled $21 million.


NOTE O - SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                         THREE MONTHS ENDED
                                         ------------------------------------------------
                                         MARCH 31,    JUNE 30,   SEPT. 30,   DEC. 31,
(in thousands, except per share data)      1997        1997        1997        1997
                                         --------    --------    --------    --------
Revenue                                  $ 31,735    $ 33,699    $ 37,085    $ 37,915
Income from operations                     12,555      14,327      15,607      14,173
Net income                                  9,198      10,859      11,822      10,432
Net income per common share
 Basic                                       0.34        0.36        0.38        0.33
 Diluted                                     0.34        0.36        0.38        0.33

                                                      THREE MONTHS ENDED
                                         --------------------------------------------
                                         MARCH 31,   JUNE 30,    SEPT. 30,   DEC. 31,
(in thousands, except per share data)      1996        1996        1996        1996
                                         --------    --------    --------    --------
Revenue                                  $ 24,819    $ 26,323    $ 28,051    $ 31,207
Income from operations                      9,645      10,472      12,096      12,850
Net income                                  7,313       7,801       9,029       8,643
Net income per common share
 Basic                                       0.32        0.34        0.39        0.36
 Diluted                                     0.32        0.34        0.39        0.36

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Shurgard Storage Centers, Inc.
Seattle, Washington

        We have audited the accompanying consolidated balance sheets of Shurgard Storage Centers, Inc., and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements of the Company present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/Deloitte & Touche LLP

Deloitte & Touche LLP

Seattle, Washington
February 27, 1998

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                         PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors of the Company and Section 16 reporting is set forth in our proxy statement for the annual meeting of shareholders to be held May 12, 1998, and is incorporated herein by reference. Director Donald W. Lusk passed away on December 17, 1997.

        The executive officers of the Company are as follows:

                                                 POSITIONS AND OFFICES
       NAME            AGE                          WITH THE COMPANY
----------------       ---   ------------------------------------------------------------
Charles K. Barbo       56    Chairman of the Board, President and Chief Executive Officer

Harrell Beck           41    Director, Senior Vice President, Chief Financial Officer and
                               Treasurer

David K. Grant         44    Executive Vice President

Michael Rowe           41    Executive Vice President, Chief Operating Officer

Kristin H. Stred       39    Senior Vice President, Secretary and General Counsel
--------------------------------

     For Mr. Barbo's and Mr. Beck's biographies, see our proxy statement for the annual meeting of shareholders to be held on May 12, 1998.

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


ITEM 11 - EXECUTIVE COMPENSATION

        Information regarding executive compensation is set forth in our proxy statement for the annual meeting of shareholders to be held May 12, 1998, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management is set forth in our proxy statement for the annual meeting of shareholders to be held May 12, 1998, and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions is set forth in our proxy statement for the annual meeting of shareholders to be held May 12, 1998, and is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.  Financial Statements

                                                                               PAGE NO.
                                                                               --------
             Consolidated Balance Sheets at December 31, 1997 and 1996.           39
             For the years ended December 31, 1997, 1996 and 1995
                  Consolidated Statements of Net Income                           40
                  Consolidated Statements of Shareholders' Equity                 41
                  Consolidated Statements of Cash Flows                           42
                  Notes to Consolidated Financial Statements                     43-53
                  Independent Auditors' Report                                    54

        2.  Financial Statement Schedules

                  All schedules have been omitted because either they are not applicable or the required information is shown in the financial statements.

        3.  Exhibits

           3.1   Articles of Incorporation of the Registrant (1)

           3.2 Designation of Rights and Preferences of Series A Junior Participating Preferred Stock (Exhibit 3.2) (2)

           3.3 Designation of Rights and Preferences of 8.8% Series B Cumulative Redeemable Preferred Stock (Exhibit 3.3) (2)

           3.4   Restated Bylaws of the Registrant (Exhibit 3.4) (2)

           4.1 Rights Agreement between the Registrant and Gemisys Corporation dated as of March 17, 1994 (Exhibit 2.1) (3)

           4.2 First Amendment to Rights Agreement between the Registrant and Gemisys Corporation dated May 13, 1997 (Exhibit 4.2)(4)

           4.3 Indenture between the Registrant and LaSalle National Bank, as Trustee, dated April 25, 1997, (Exhibit 10.4)(5)

           4.4   Supplemental Indenture dated July 11, 1997

           4.5   Form of 71/2% Notes due 2001 (Exhibit 4.1)(6)

           4.6   Form of 75/8% Notes due 2007 (Exhibit 4.2)(6)

          10.1 Amended and Restated Loan Agreement between Nomura Asset Capital Corp., as Lender, and SSC Property Holdings, Inc., as Borrower, dated as of June 8, 1994 (Exhibit 10.4) (7)

          10.2 Amended and Restated Collection Account and Servicing Agreement among SSC Property Holdings, Inc., Pacific Mutual Life Insurance Company, LaSalle National Bank and Nomura Asset Capital Corp. dated as of June 8, 1994 (Exhibit 10.5) (7)

           10.3 Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., Seattle-First National Bank, KeyBank of Washington, U.S. Bank of Washington and LaSalle National Bank dated September 9, 1996 (Exhibit 99.40) (8)

           10.4 First Amendment to Amended and Restated Loan Agreement dated November 14, 1996 (Exhibit 10.8)(4)

           10.5 Second Amendment to Amended and Restated Loan Agreement dated as of March 12, 1997 (Exhibit 10.10)(9)

           10.6 Third Amendment to Amended and Restated Loan Agreement dated as of July 27, 1997

           10.7 Fourth Amendment to Amended and Restated Loan Agreement dated as of January 30, 1998

           10.8 Agreement and Plan of Merger between the Registrant and Shurgard Incorporated dated as of December 19, 1994 (Exhibit 10.7) (10)

          *10.9  Amended and Restated 1993 Stock Option Plan (Exhibit 10.7)(11)

          *10.10 Amended and Restated Stock Incentive Plan for Nonemployee
                 Directors (Exhibit 10.7)(9)

          *10.11 1995 Long-Term Incentive Compensation Plan (12)

          *10.12 Form of Business Combination Agreement, together with schedule of actual agreements

           12.1  Statement Re: computation of Earnings to Fixed Charges

           21.1  Subsidiaries of the Registrant

           23.1  Consent of Deloitte & Touche LLP

           27.1  Financial Data Schedule

-----------------

        (1) Incorporated by reference to Exhibit B contained in the Definitive Additional Proxy Materials on Form DEF14A filed on April 29, 1997.

        (2) Incorporated by reference to designated exhibit filed with the Registrant's Current Report on Form 8-K dated May 14, 1997.

        (3) Incorporated by reference to designated exhibit filed with the Registrant's Registration Statement on Form 8-A filed on March 17, 1994.

        (4) Incorporated by reference to designated exhibit filed with the Registrant's Form 8-B Registration on July 16, 1997.

        (5) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended March 31, 1997.

        (6) Incorporated by reference to designated exhibit filed with the Registrant's Current Reports on Form 8-K dated April 22, 1997.

        (7) Incorporated by reference to designated exhibit filed with the Registrant's Registration Statement on Form S-4, Amendment No. 1, filed on January 25, 1995.

        (8) Incorporated by reference to designated exhibit filed with the Registrant's Schedule 13E-3/A Amendment No. 11 filed on October 12, 1996.

        (9) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-K for the year-ended December 31, 1996.

        (10) Incorporated by reference to Appendix I filed as part of the Registrant's definitive Proxy Statement/Prospectus dated February 15, 1995.

        (11) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-k filed on March 31, 1995

        (12) Incorporated by reference to Appendix B filed as part of the Registrant's definitive Proxy Statement dated June 8, 1995.

        *       Management contract or compensatory plan or arrangement

(b)     Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 11th day of March, 1998.

                                        SHURGARD STORAGE CENTERS, INC.

                                        By:     /s/ Harrell Beck
                                           -------------------------------------
                                            Harrell Beck
                                            Senior Vice President
                                            Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 11th day of March, 1998.

             Signature                                         Title
  ----------------------------------       ------------------------------------------

        /s/ Charles K. Barbo               Chairman of the Board, President and Chief
  ----------------------------------        Executive Officer (Principal Executive
          Charles K. Barbo                  Officer)


          /s/ Harrell Beck                 Senior Vice President, Treasurer,
  ----------------------------------        Chief Financial Officer and Director
            Harrell Beck                    (Principal Financial and Accounting
                                            Officer)


       /s/ George Hutchinson               Director
  ----------------------------------
         George Hutchinson


         /s/ Howard Johnson
  ----------------------------------       Director
           Howard Johnson


        /s/ Raymond Johnson
  ----------------------------------       Director
          Raymond Johnson


          /s/ W. J. Smith
  ----------------------------------       Director
            W. J. Smith