Form 10-Q
period 1998-03-31
SHURGARD STORAGE CENTERS INC
filed 1998-05-13
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998

                               OR

[  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


For Quarter Ended March 31, 1998 Commission file number 0-23466


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at May 8, 1998:
      Class A Common Stock, $.001 par value, 28,482,382 shares outstanding
      Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                           March 31,  December 31,
                                             1998         1997
Assets:                                   ---------   ----------
 Storage centers:
  Land                                    $ 170,539    $ 168,076
  Buildings and equipment, net              638,305      636,168
  Construction in progress                   63,831       49,484
                                          ---------    ---------
                                            872,675      853,728
 Other real estate investments               37,867       38,522
 Cash and cash equivalents                   14,341        7,248
 Restricted cash                              6,948        7,028
 Other assets                                50,068       48,962
                                           --------     --------

       Total assets                       $ 981,899    $ 955,488
                                          =========    =========

Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities   $  25,117    $  29,055
 Lines of credit                             88,556       57,477
 Notes payable                              242,461      239,494
                                          ---------    ---------
       Total liabilities                    356,134      326,026
                                          ---------    ---------

 Minority interest in other real estate
 investments                                 18,160       18,675

 Commitments and contingencies (Note E)

 Shareholders' equity:
  Series B Cumulative Redeemable Preferred
   Stock, $0.001 par value; 2,300,000
   authorized; 2,000,000 issued and
   outstanding                               48,056       48,056

  Class A common stock, $0.001 par value;
   120,000,000 authorized; 28,480,682 and
   28,431,826 issued and outstanding        596,552      595,269

  Class B common stock, $0.001 par value;
   500,000 authorized, 154,604 issued
   and outstanding; net of loans to
   shareholders of $4,002                    (1,086)      (1,086)

  Accumulated distributions in excess
   of earnings                              (35,917)     (31,452)
                                            --------     --------
       Total shareholders' equity           607,605      610,787
                                            --------     --------

  Total liabilities and
     shareholders'equity                  $ 981,899    $ 955,488
                                          =========    =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                            For the three    For the three
                             months ended     months ended
                           March 31, 1998   March 31, 1997
                           --------------    --------------

     Rental revenue             $  36,778        $  31,033
     Revenue from other
       real estate investments       (188)             283
     Property management revenue      525              419
                                  --------         -------
          Total revenue            37,115           31,735
                                  --------         -------

     Operating expense             10,864            8,976
     Depreciation and amortization  8,114            6,363
     Real estate taxes              2,969            2,777
     General and administrative     1,025            1,064
                                   ------           ------
          Total expenses           22,972           19,180
                                   ------           ------
     Income from operations        14,143           12,555
                                   ------           ------

     Interest and other income        687              537
     Interest expense              (4,461)          (3,894)
                                   -------          -------
          Total other income
           (expense)               (3,774)          (3,357)
                                   -------          -------

     Net income                  $ 10,369         $  9,198
                                 =========        =========

     Net income per common share:
       Basic                     $   0.32         $   0.34
                                 ========         ========
       Diluted                   $   0.32         $   0.34
                                 ========         ========

     Distributions per common share:
       Basic                     $   0.48         $   0.47
                                 ========         ========
       Diluted                   $   0.48         $   0.47
                                 ========         ========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)

                                Three months         Three months
                                   ended                ended
                                  March 31,            March 31,
                                    1998                 1997
                                -----------          -----------
Operating activities:
  Net income                        $10,369              $9,198
  Adjustments to reconcile earnings
  to net cash provided by operating
  activities:
     Depreciation and amortization    8,114               6,363
     Other                             (216)
     Loss from other real estate
      investments                       776                 232
     Minority interest in earnings
      from investment in other real
      estate investments               (261)               (324)
     Changes in other accounts:
       Restricted cash                   80                 746
       Other assets                  (1,762)              4,496
       Accounts payable and other
        liabilities                     105              (4,259)
                                     -------             -------
       Net cash provided by
       operating activities          17,205              16,452
                                     -------             ------
Investing activities:
  Construction, acquisition and
   improvement of storage centers   (32,057)            (23,510)
  Proceeds from the sale of
   real estate                        2,000
  Purchase of other real estate
   investments                         (356)             (2,914)
  Purchase of non-competition
   agreements                          (175)               (837)
  Distributions in excess of earnings
   from other real estate investments   235                 100
                                     ------              -------
       Net cash used in investing
        activities                  (30,353)            (27,161)
                                    --------            --------

Financing activities:
  Principal payments on notes
   payable                                                  (50)
  Proceeds (payments) on lines
   of credit                         31,079             (42,660)
  Return of capital invested                              9,272
  Proceeds from notes payable         2,967
  Proceeds from exercise of stock
   options and dividend reinvestment
   plan                               1,283                 154
  Distributions paid                (14,834)            (13,052)
  Proceeds from common stock
   offerings, net                                        59,203
  Distributions to minority partners   (254)                (52)
                                    --------            --------
       Net cash provided by
         financing activities        20,241              12,815
                                    --------             -------

Increase in cash and cash
 equivalents                          7,093               2,106
Cash and cash equivalents at
 beginning of year                    7,248               3,239
                                    -------              ------
Cash and cash equivalents at
 end of period                    $  14,341            $  5,345
                                  =========            ========

Supplemental schedule of cash flow information:
  Cash paid during the period for
   interest                       $   4,195            $  4,656
                                  =========            ========

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                Threee Months Ended March 31, 1998
                             (unaudited)

Note A - Basis of Presentation
  The consolidated financial statements include the accounts of Shurgard Storage Centers, Inc. and its subsidiaries, including
  U.S. and foreign subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

  The consolidated financial statements included in this report are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consisted only of normal recurring items. The interim financial statements should be read in conjunction with our 1997 Annual Report. Interim results are not necessarily indicative of results for a full year.

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

  Effective  January 1, 1997, we adopted Statement of Financial
  Accounting Standards No. 128 "Earnings per Share." All prior-period per share data has been restated to conform with the provisions of this statement.

  Effective January 1, 1998, we adopted Statement of Financial
  Accounting Standards No. 130 "Reporting Comprehensive Income."
  The only component of comprehensive income, other than net income, is gain or loss on foreign currency exchange translation, which is immaterial.

  Basic average shares outstanding for the three months ended March 31, 1998 and 1997 were 28,607,404 and 27,356,958, respectively.
  Diluted average shares outstanding for the three months ended
  March 31, 1998 and 1997 were 28,639,951 and 27,403,337,
  respectively.

  Certain amounts in the 1997 financial statements have been reclassified to conform to the current presentation.

Note B - Lines of Credit
  We have an unsecured domestic line of credit to borrow up to $100 million at a spread over LIBOR, maturing September 1999. The amount available and the spread vary based on the terms of the agreement; as of March 31, 1998, the current available amount is $100 million, of which approximately $75.7 million was outstanding. At March 31, 1998, the interest rate was 6.8%.

  Subsequent to the end of the quarter, we amended our domestic line of credit agreement to increase the maximum amount available to $150 million until October 31, 1998 at which point the maximum returns to $100 million until maturity in September 1999. Additionally, this amendment decreases the required spread over LIBOR, which still varies based on the terms of the agreement. Based on this amendment, the current spread, which is 100 basis points over LIBOR, will decrease to 70 basis points over LIBOR. Pursuant to this amendment, we have the option to extend this line of credit until September 2000.

  We have four unsecured European credit lines (denominated in local currencies) to borrow up to a total of $13.0 million of which all has been drawn down as of March 31, 1998. Of this amount, $10.7 million matures June 2001 with the remaining maturing between December 2002 and December 2005. The weighted average effective interest rate on these lines at March 31, 1998 was 5.8%.

Note C - Storage Centers
  Building and equipment are presented net of accumulated depreciation of $81.3 million and $74.6 million as of March 31, 1998 and December 31, 1997, respectively.

Note D - Equity
  During the quarter ended March 31, 1998, 42,659 shares of Class A common stock were issued in accordance with our Dividend Reinvestment Plan (the "Plan"). The Plan offers shareholders an opportunity to invest cash dividends in additional shares at a 2% discount from the current market price. All shareholders are eligible to participate.

Note E - Commitment and Contingent Liability
  As a general partner, we are contingently liable for the debt of a European joint venture, which at March 31, 1998 totaled $22 million. We have also guaranteed our pro rata portion of the debt of certain domestic joint ventures, which at March 31, 1998 totaled $19.3 million.
  Additionally, we have guaranteed $13.7 million in lease obligations for Shurgard's Storage to Go, Inc. a containerized storage business. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax.

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion and elsewhere in this Annual Report on Form 10-Q, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking
statements regarding financial performance.   ACTUAL RESULTS MAY
DIFFER MATERIALLY DUE TO UNCERTAINTIES INCLUDING THE RISK THAT COMPETITION FROM NEW SELF STORAGE FACILITIES OR OTHER STORAGE ALTERNATIVES MAY CAUSE RENT TO DECLINE AND MAY CAUSE OCCUPANCY RATES TO DROP, TAX LAW CHANGES MAY CHANGE THE TAXABILITY OF FUTURE INCOME, AND LITIGATION MAY MATERIALLY DECREASE LATE FEE REVENUE. ACTUAL RESULTS MAY DIFFER IF INCREASES IN LABOR, TAXES, MARKETING AND OTHER OPERATING AND CONSTRUCTION EXPENSES OCCUR. Other factors which could affect our financial results are described below and in Item 1 (Business) of our Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report.
The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

INTERNAL GROWTH

During the first quarter of 1998, we continued our focus on increasing net operating income from our existing real estate assets. One of the ways we analyze our performance is to measure year over year improvements in same store operating results. Beginning this quarter, for simplicity, our same stores will include existing facilities acquired as of January 1 the previous year. Additionally, we now have developed properties that have been operating a full 24 months. We are including these newly developed storage centers in our same store comparison beginning the quarter following their second anniversary of opening. The Company projects that newly developed properties will reach stabilization at approximately 18-24 months. Other storage companies may define same stores differently, which will affect comparability. The following tables summarize same store operating performance for the first quarter of 1998 and 1997:

Dollars in thousands          Quarter Ended March 31,
except average rent           -----------------------
                               1998      1997   % Change
                               ----      ----   --------
Rental revenue               $34,108   $32,275    5.7%

Property operating            10,050     9,782    2.7%
expenses (1)                  ------     -----
Net operating income         $24,058   $22,493    7.0%
                             =======   =======
Avg. annual rent per sq.       $9.90     $9.37    5.7%
ft. (2)
Avg. sq. ft. occupancy           86%       86%
Total net rentable sq.    14,800,000   14,700,000
ft.
# of properties                  225       225

_______________
(1)Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2)Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.


     Net operating income for these centers has risen over the same quarter last year due to increases in revenue, which are a function of changes in rental rates and occupancy. First quarter revenue gains from 1997 to 1998 were driven primarily by rent increases. Operating expenses increased slightly over the prior-year quarter due to increases in personnel costs. We have experienced tightening in the labor markets in several areas of the US and, as a result, have experienced higher than average wage increases during the past year. Real estate taxes declined 3.0% or $83,000 due to lower than anticipated assessments. We regularly review assessed values and appeal them when we believe it is cost effective.

     The following table is a geographical summary of the changes in weighted average rents, rates and occupancies for the first three months of the applicable year for the same store storage centers as defined in the previous table:

                                                    % Change
                               %       % Change     in No. of
                             Change     in Rate      Sq. Ft.
                            in Rents   per Sq. Ft.   Occupied
                            --------   ----------   ---------
                          '97 to '98   '97 to '98   '97 to '98
                          ----------   ----------   ----------
             Arizona          0.7%      (3.1)%         3.9%
             California       5.8         7.1         (1.3)
             Florida          6.3         2.3          4.0
             Georgia         (1.8)       (1.0)        (0.8)
             Illinois         6.9         8.7         (1.6)
             Michigan         6.0         3.5          2.4
             New York         5.5         9.5         (3.7)
             Oregon           3.7         4.8         (1.1)
             Texas            6.3         2.7          3.5
             Virginia         6.6         3.7          2.8
             Washington       7.6        10.8         (2.9)
             Other            6.7         8.4         (1.5)
                             ----        ----         -----
             Weighted Average 5.7%        5.7%        (0.1)%

     We believe our diversified portfolio minimizes the impact of individual market fluctuations that result from economic or competitive changes within those markets. In general, rental rate increases have driven the increase in revenue. Market conditions in Illinois, Virginia, and Washington contributed to above average revenue increases. Chicago and Seattle, in particular, demonstrate our use of revenue optimization; although occupancy declined in both markets, revenues rose well above average due to rate increases. Georgia experienced a drop in occupancy and rates due to some price sensitivity and increased competition in the market. Additionally, six new competitors are expected to open during 1998 in the North Carolina market. Although we do not expect this to significantly impact our overall performance, we expect short-term revenue declines in the last half of the year for this market.
      Subsequent to the end of the quarter, a lawsuit was filed in the state of California against Shurgard Storage Centers Inc., alleging that our late fees and lien fees are an unfair business practice. It is too early to predict the impact, if any, this suit will have on our operating results.


DOMESTIC ACQUISITIONS

     During the first quarter of 1998, we acquired a leasehold in an existing self storage center totaling 41,000 net rentable square feet for $1.2 million. This acquisition is located near Phoenix, Arizona. Net operating income for this property was $53,000 for the quarter ended March 31, 1998. During the first quarter of 1997, we purchased five storage centers totaling 284,000 net rentable square feet for a total cost of $11.2 million (including related non-competition agreements), one in California, one in Washington, and three in Texas. The three Texas properties were purchased on March 27th and therefore made no significant contribution to operating results, nor did they significantly affect weighted average occupancy or rent per square foot during the first quarter of 1997. Additionally, these three Texas properties were in rent-up when acquired with an average occupancy of 56% at March 31, 1997 compared to 78% at March 31, 1998. The following tables summarize the operating performance of these properties during the first quarter of 1998 and 1997:

    Dollars in thousands    Quarter Ended March 31
    except average rent     ----------------------
                               1998       1997
    Results of 1997            ----       ----
    Acquisitions
    Rental revenue             $299       $80
    Property operating           52        43
    expenses (1)               ----       ---
    Net operating income       $247       $37
                               ====       ===
    Avg. annual rent per      $5.97     $5.71
    sq.ft. (2)
    Avg. sq.ft. occupancy       81%       91%
    Total net rentable       284,000     97,000
    sq.ft.
    # of property-months (3)     15         4
    Purchase price          $11,216,000

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

As of March 19, 1998, based on the Emerging Issues Task Force Issue 97-11, we are no longer capitalizing internal costs related to the acquisition of operating real estate property. We expect costs related to acquisition activity, which previously would have been capitalized, will total approximately $250,000 to $300,000 for the remainder of 1998.

DOMESTIC DEVELOPMENT

     We opened three domestic storage centers in the first quarter of 1998, 17 during 1997 (including seven through joint ventures) and
13 during 1996 (including one through a joint venture).   The three
projects opened in 1998 will total approximately 189,000 net rentable square feet when all phases are complete, with an estimated total cost of $10.3 million. The following table summarizes operating performance for those projects opened in 1997 and 1996.

                 Number      Estimated    Total Net     3/31/98
                   of          Total       Rentable     Average
                Properties     Cost         Sq. Ft.     Occupancy
                ----------  ----------    ----------    ---------
 Opened in 1997    17      $65.9 million   1,181,000      47%

 Opened in 1996    13      $46.4 million     855,000      68%



     The storage centers opened in 1997 together provided $662,000 in net operating income for the first quarter of 1998. The 13 storage centers opened in 1996 provided net operating income of $810,000 for the first quarter of 1998. We estimate stabilization will be reached in an average of 18 months for these developments. The proforma average annual yield on the estimated total cost of these projects is 11.5-12.5% assuming the projects reach 85% occupancy at proforma rates. Based on the higher average rate we are receiving at our internally developed storage centers compared to our same store portfolio, we believe that customers have shown a willingness to pay more for newer storage facilities than older facilities. Future net operating income growth of older storage centers could be impacted by this trend.
     There is of course no assurance that these projections regarding 1997 and 1996 development projects will occur. Assumed occupancy levels and rates could be adversely affected if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor, and marketing, among others, increase more than projected.
     In addition to the above completed developments, we have 21 storage centers currently under construction (five of these are being developed in California, Tennessee, Florida and Mississippi through joint ventures). As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at March 31, 1998:

                                 Number of    Estimated Completed
                                  Projects     Cost of Projects
                                 ---------    -------------------
     New Domestic Developments:
     Construction in progress        21       $96.5 million
     Land purchased pending           4       $29.1 million
     construction
     Expansion of Existing
     Properties:
     Opened during 1998               1        $0.2 million
     Construction in progress         4        $2.2 million

     In the current real estate environment, we believe that a strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations.
This rent-up deficit for developments was $637,000 (net operating income of $1,900,000 less 8.5% interest on invested capital of $2,537,000) for the first quarter of 1998 compared to $649,000 in 1997. The rent-up deficit for a typical $3.8 million project, assuming it takes 18 months to rent-up and is financed with debt at 8.5%, is estimated to be approximately $300,000 in the first year of operations. The amount of rent-up deficit and the timing of positive cash flow cannot be predicted with certainty as it is based on a number of factors including length of rent-up, ability to collect stated rental rates on leased units, actual operating expenses incurred, and the time of year a property opens. For further discussion of the effect of this dilution, see our Annual Report.
     In order to minimize the effect of the rent up deficit on funds from operations, we have been pursuing off-balance sheet financing options. We have an agreement in principle with an institutional investor to form a joint venture partnership for the purpose of acquiring up to $75 million of new self storage properties developed by Shurgard. We will contribute properties to the partnership upon completion of development and will retain a minority interest in the joint venture. We will perform various property management and administrative functions for the partnership and will receive fees for these services. Through our equity interest, we will receive our prorata share of earnings of the partnership in addition to certain incentive fees based on the performance of the properties. Upon stabilization of the properties, we have the option to acquire our joint venture partner's interest based upon a predetermined formula. The agreement is anticipated to close during the second quarter.

EUROPEAN OPERATIONS

     We are currently operating in Belgium, Sweden, and France. The three stores opened in Belgium in 1995 had an average occupancy of 83% at March 31, 1998, while the development that opened in Belgium in 1996 had an average occupancy of 64%. During 1997, two additional developments opened in Belgium that were 41% occupied at the end of the first quarter. We purchased three stores in France during 1997. The storage center we acquired in Nice, France is 91% occupied, while the two stores in Paris, France are still in rent-up with an average occupancy of 42% at March 31, 1998. During the first quarter of 1998, three developments were under construction in Sweden, one of which opened shortly after the end of the quarter.

OTHER OPERATIONS

     Loss from other real estate investments for the first quarter of 1998 represents a decrease of $471,000 from income reported for the same period in 1997. As discussed in our Annual Report, we invested in Shurgard Storage To Go, Inc., a start-up containerized storage business that opened its first warehouses during 1997. Our pro rata share of losses rose $329,000, from $230,000 for the first quarter of 1997 to $622,000 for the first quarter of 1998. The remaining decrease in earnings represents losses from joint venture projects still in the rent-up phase.
     Property management revenue increased $106,000 primarily due to a one time partnership income increase.
     Interest expense increased $0.6 million over the prior year quarter due to an increase in the outstanding debt balance (both lines of credit and notes payable) from $297 million at March 31, 1997 to $331 million at March 31, 1998. Additionally, during 1998, we capitalized $1,595,000 in interest related to the construction of storage centers while $754,000 in interest was capitalized in the first quarter of 1997.


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

                              Quarter ended March 31,
                              -----------------------
                                1998        1997
                                ----        ----
Net income                    $ 10,369      $ 9,198
Gain on sale of land              (216)
Preferred dividend              (1,100)
Depreciation/amortization        8,114        6,363
Adjustment for depreciation/
amortization from joint
ventures and subsidiaries          (37)         (84)
Deferred financing costs          (280)        (280)
                              --------      --------
FFO as currently defined      $ 16,850      $ 15,197
                              ========      ========

     FFO for the first quarter of 1998 rose $1.7 million over the first quarter of 1997 FFO. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties acquired over the past three years. We believe future growth rates will slow until development levels off, as the rent-up period on development projects and start up losses on the containerized storage business partially offset operating results from current properties and acquisitions. However, assuming we finance 1998 and 1999 development through off balance sheet agreements and the containerized storage business reaches break even in 1999 as projected, we expect FFO to increase significantly in 1999. For a discussion of the factors that might cause these assumptions not to occur, see DOMESTIC DEVELOPMENT and NEW PRODUCTS AND SERVICES in our Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1998, we invested $32 million in storage centers including approximately $30.3 million in development projects, $1.2 million in acquisitions and $0.5 million in capital improvements to our existing portfolio. The $0.4 million investment in other real estate investments consists primarily of $0.2 million invested in our containerized storage operation and $0.2 million invested in joint ventures.

     The balance on the domestic line of credit increased $31.2 million from December 31, 1997 to March 31, 1998 to finance development activity and for general corporate purposes. At March 31, 1998, the ratio of the Company's debt to total assets was 34% and its debt to total market capitalization was 28%.

     Subsequent to the end of the quarter, we amended our domestic line of credit agreement to increase the maximum amount available to $150 million until October 31, 1998 at which point the maximum returns to $100 million until maturity in September 1999. Additionally, this amendment decreases the required spread over LIBOR, which still varies based on the terms of the agreement.
Based on this amendment, the current spread, which is 100 basis points over LIBOR, will decrease to 70 basis points over LIBOR. Pursuant to this amendment, we have the option to extend this line of credit until September 2000.

     We anticipate that cash flow from operating activities and available lines of credit will continue to provide adequate capital for planned expansion, principal payments and dividend payments in accordance with REIT requirements. Cash provided by operating activities for the three months of operations ended March 31, 1998 was $17.2 million compared to $16.5 million for the same period of 1997. Capital available from our domestic line of credit at March 31, 1998 (prior to the amendment discussed above), was approximately $24 million. On March 31, 1998, we declared a dividend of $0.49 per share to be paid on May 20, 1998. This dividend is approximately 83% of first quarter FFO.


Part II, Item 1: Legal Proceedings

     On April 6,1998, a lawsuit was filed against Shurgard Storage Centers, Inc., in the Superior Court of California for Alameda County. The plaintiff is a California unincorporated association, the Consumer Justice Foundation, claiming to bring the action on behalf of the general public. The Complaint alleges that the late fees and lien fees collected by Shurgard are not liquidated damages but constitute an unenforceable penalty in violation of California Business and Professions Code and the California Civil Code. The Plaintiff further alleges that imposing late fees and lien fees constitutes an unfair business practice under the California Business and Professions Code. The Plaintiff seeks restitution in an undisclosed amount, injunctive relief, as well as costs and attorneys' fees.

Item 6:  Exhibits and Reports on Form 8-K

Exhibits:
         Exhibit  10 -Fifth Amendment to Amended and  Restated
         Loan Agreement dated as of May 1, 1998

         Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

      There were no reports filed on Form 8-K during the quarter ended March 31, 1998.


SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  May 12, 1998   By: /s/ Harrell Beck
                          ----------------
                          Harrell Beck
                          Chief Financial Officer, Chief Accounting
                              Officer and Authorized Signatory