Form 10-Q
period 1998-06-30
SHURGARD STORAGE CENTERS INC
filed 1998-08-12
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998

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


Registrant's  telephone number, including area code 206-624-8100



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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at August 3, 1998:
      Class A Common Stock, $.001 par value, 28,536,229 shares
        outstanding
      Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                          June 30,   December 31,
                                             1998        1997
                                          --------    ----------
Assets:
 Storage centers:
  Land                                    $ 171,357    $ 168,076
  Buildings and equipment, net              630,523      636,168
  Construction in progress                   83,850       49,484
                                          ---------    ---------
                                            885,730      853,728
 Other real estate investments               38,351       38,522
 Cash and cash equivalents                    7,521        7,248
 Restricted cash                              6,902        7,028
 Other assets                                52,670       48,962
                                           --------     --------

       Total assets                       $ 991,174    $ 955,488
                                          =========    =========

Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities   $  24,392    $  29,055
 Lines of credit                             82,441       57,477
 Notes payable                              261,270      239,494
                                          ---------    ---------
       Total liabilities                    368,103      326,026
                                          ---------    ---------
 Minority interest in other real estate
 investments                                 17,739       18,675

 Commitments and contingencies (Note E)

 Shareholders' equity:
  Series B cumulative redeemable preferred
   stock, $0.001 par value; 2,300,000
   authorized; 2,000,000 issued and
   outstanding                               48,056       48,056

  Class A common stock, $0.001 par value;
   120,000,000 authorized; 28,533,831 and
   28,431,826 issued and outstanding        598,061      595,269

  Class B common stock, $0.001 par value;
   500,000 authorized, 154,604 issued
   and outstanding; net of loans to
 shareholders of $4,002                      (1,086)      (1,086)

  Accumulated distributions in excess
   of earnings                              (39,699)     (31,452)
                                            --------     --------
       Total shareholders' equity           605,332      610,787
                                            -------      --------

  Total liabilities and
     shareholders' equity                $  991,174   $  955,488
                                         ==========   ==========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                              For the three  For the three
                               months ended   months ended
                              June 30, 1998  June 30, 1997
                              -------------  -------------
     Rental revenue              $  38,075      $  33,234
     Loss from other
       real estate investments        (341)          (139)
     Property management revenue       653            604
                                   -------       ---------
          Total revenue             38,387         33,699
                                   -------        -------

     Operating expense              11,010           9,155
     Depreciation and amortization   7,659           6,670
     Real estate taxes               3,216           2,524
     General and administrative        744           1,023
                                   -------         -------
          Total expenses            22,629          19,372
                                   -------         -------

     Income from operations         15,758          14,327
                                   -------          ------
     Interest and other income         264             545
     Interest expense               (4,973)         (4,237)
                                    -------         -------
          Total other income
           (expense)                (4,709)         (3,692)
                                    -------         -------
     Minority interest                 290             224

     Net income                   $ 11,339         $ 10,859
                                  ========         ========
     Net income per common share:
       Basic                      $   0.36         $   0.36
                                  ========         ========
       Diluted                    $   0.36         $   0.36
                                  ========         ========
     Distributions per common share:
       Basic                      $   0.49         $   0.48
                                  ========         ========
       Diluted                    $   0.49         $   0.48
                                  ========         ========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                               For the six    For the six
                               months ended   months ended
                              June 30, 1998  June 30, 1997
                              -------------  -------------
     Rental revenue             $  74,853    $  64,266
     Revenue (loss) from other
       real estate investments       (529)         144
     Property management revenue    1,178        1,023
                                 --------     --------
          Total revenue            75,502       65,433
                                 --------     --------

     Operating expense             21,874       18,131
     Depreciation and amortization 15,773       13,033
     Real estate taxes              6,185        5,301
     General and administrative     1,769        2,086
                                 --------      -------
          Total expenses           45,601       38,551
                                 --------      -------
     Income from operations        29,901       26,882
                                 --------      -------
     Interest and other income        690          758
     Interest expense              (9,434)      (8,131)
                                 --------      --------
          Total other income
           (expense)               (8,744)      (7,373)
                                 ---------     --------
     Minority interest                551          548

     Net income                 $  21,708    $  20,057
                                =========    =========

     Net income per common share:
       Basic                    $    0.68    $    0.69
                                =========    =========
       Diluted                  $    0.68    $    0.69
                                =========    =========
     Distributions per common share:
       Basic                    $    0.98    $    0.96
                                =========    =========
       Diluted                  $    0.98    $    0.96
                                =========    =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)

                                     Six months      Six months
                                        ended           ended
                                      June 30,        June 30,
                                        1998            1997
                                     ---------       ---------
Operating activities:
  Net income                           $21,708        $20,057
  Adjustments to reconcile earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization      15,773         13,033
     Other                                (294)
     Loss from other real estate
      investments                        1,910            715
     Minority interest in earnings
      from investments in other real
      estate investments                 (551)           (548)
     Changes in other accounts:
       Restricted cash                    126          (2,088)
       Other assets                      (164)          4,759
       Accounts payable and other
        liabilities                    (1,308)         (2,964)
                                       ------          ------
       Net cash provided by operating
        activities                     37,200          32,964
                                      -------          ------
Investing activities:
  Construction, acquisition and
   improvement of storage centers     (85,680)        (63,815)
  Proceeds from the sale of real
   estate                              35,458
  Purchase of other real estate
   investments                         (2,433)         (9,091)
  Payments for non-competition
   agreements                          (1,353)         (1,254)
  (Increase) decrease in loans to
    affiliates                         (3,988)          1,413
  Distributions in excess of earnings
   from other real estate investments   1,878             129
                                       ------          ------
       Net cash used in investing
        activities                    (56,118)        (72,618)
                                      --------        --------
Financing activities:
  Proceeds from  notes payable         21,776         102,937
  Proceeds from (payments on) lines
   of credit                           24,964        (135,789)
  Return of capital invested                            9,272
  Payment of loan costs                                (1,341)
  Proceeds from exercise of stock
   options and dividend reinvestment
   plan                                 2,792             238
  Cancellation of Company stock                          (253)
  Distributions paid                  (29,956)        (27,274)
  Proceeds from preferred stock
   offering, net                                       48,164
  Proceeds from common stock
   offering, net                                       59,200
  Contribution by minority partners                     7,338
  Distributions to minority partners     (385)           (117)
                                       ------          ------
       Net cash provided by
         financing activities          19,191          62,375
                                      -------          ------

Increase in cash and cash equivalents     273          22,721
Cash and cash equivalents at
 beginning of year                      7,248           3,239
                                       ------          ------
Cash and cash equivalents at
 end of period                       $  7,521       $  25,960
                                     ========       =========

Supplemental schedule of cash flow information:
  Cash paid during the period for
   interest                          $ 11,002       $   8,146
                                     ========       =========

Supplemental schedule of noncash investing information:
  Storage centers contributed to
   joint venture                     $  1,184
                                     ========

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                   Six Months Ended June 30, 1998
                             (unaudited)

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

  Basic average shares outstanding for the six months ended June 30, 1998 and 1997 were 28,633,157 and 27,603,149, while the three months ended June 30, 1998 and 1997 were 28,658,910 and 27,846,870, respectively. Diluted average shares outstanding for the six months ended June 30, 1998 and 1997 were 28,664,244 and 27,633,731, while the three months ended were 28,689,998 and 27,877,452, respectively.

  Certain amounts in the 1997 financial statements have been reclassified to conform to the current presentation.

Note B - Lines of Credit
  During the second quarter, we amended our domestic line of credit agreement to increase the maximum amount available to $150 million until October 31, 1998 at which point the maximum returns to $100 million until maturity in September 1999. This amendment decreased the required spread over LIBOR to 70 basis points,
  which varies based on the terms of the agreement.   Pursuant to
  this amendment, we have the option to extend this line of credit until September 2000. At June 30, 1998, approximately $70.9 million was outstanding and the average interest rate was 6.4%.

  We have five unsecured European credit lines (denominated in local currencies) to borrow up to a total of $13.7 million of which $11.3 million was outstanding at June 30, 1998. Of this amount, $10.8 million matures June 2001 with the remaining maturing between December 2002 and December 2005. The weighted average effective interest rate on these lines at June 30, 1998 was 6.0%.

Note C - Storage Centers
  Building and equipment are presented net of accumulated depreciation of $87.3 million and $74.6 million as of June 30, 1998 and December 31, 1997, respectively.

Note D - Equity
  During the first half of 1998, 93,948 shares of Class A common stock were issued in accordance with our Dividend Reinvestment Plan (the "Plan"). The Plan offers shareholders an opportunity to invest cash dividends in additional shares at a 2% discount from the current market price. All shareholders are eligible to participate.

Note E - Commitment and Contingent Liability
  As a general partner, we are contingently liable for the debt of a European joint venture, which at June 30, 1998 totaled $20.9 million. We have also guaranteed our pro rata portion of the debt of certain domestic joint ventures, which at June 30, 1998 totaled $32.1 million.

  Additionally, we have guaranteed $13.6 million in lease obligations for Shurgard's Storage to Go, Inc., a containerized storage business. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax.

Note F - Subsequent Event
  On July 24, 1998, we purchased from an unaffiliated third party, for $10.2 million in cash, eight limited partnership units in Shurgard Institutional Fund LP, an affiliated partnership. We now own 12 of 25 units and are entitled to 48% of LP distributions. We continue to own a general partnership interest in this partnership.

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "projects" and similar expressions are intended to identify forward-
looking statements regarding financial performance.   ACTUAL RESULTS
MAY DIFFER MATERIALLY DUE TO UNCERTAINTIES INCLUDING THE RISK THAT COMPETITION FROM NEW SELF STORAGE FACILITIES OR OTHER STORAGE ALTERNATIVES MAY CAUSE RENT TO DECLINE, OCCUPANCY RATES TO DROP and DELAYS IN THE RENT-UP OF NEWLY DEVELOPED PROPERTIES, TAX LAW CHANGES MAY CHANGE THE TAXABILITY OF FUTURE INCOME, AND LITIGATION MAY MATERIALLY DECREASE LATE FEE REVENUE. ACTUAL RESULTS MAY DIFFER IF INCREASES IN LABOR, TAXES, MARKETING, LITIGATION AND OTHER OPERATING AND CONSTRUCTION EXPENSES OCCUR. Other factors which could affect our financial results are described below and in Item 1 (Business) of our Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

INTERNAL GROWTH

     One of the ways we analyze our performance is to measure year over year improvements in same store operating results. Our definition of same stores includes existing facilities acquired as of January 1 the previous year as well as developed properties that have been operating a full 24 months. We include these newly developed storage centers in our same store comparison beginning the quarter following their second anniversary of opening. We project that newly developed properties will reach stabilization at approximately 18 to 24 months. Other storage companies may define same stores differently, which will affect comparability. The following tables summarize same store operating performance for the second quarter and the first six months of 1998 and 1997:

Dollars in thousands                Quarter ended June 30,
except average rent                 ----------------------
                                     1998      1997    % Change
                                     ----      ----
Rental revenue                     $35,526   $34,138     4.1%

Property operating                  10,010     9,389     6.6%
expenses (1)                        ------    ------

Net operating income               $25,516   $24,749     3.1%
                                   =======   =======
Avg. annual rent per sq.            $9.99      $9.71     2.9%
ft. (2)
Avg. sq. ft. occupancy                88%        88%
Total net rentable sq.         14,900,000 14,800,000
ft. (3)
# of properties                       227        227

______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3) The increase in net rentable square feet is the result of additions to several existing stores since June 30, 1997.

     Second quarter net operating income (NOI) for these centers has risen 3.1% over the same quarter last year due to increases in revenue which are a function of changes in rental rates and occupancy. Second quarter revenue gains resulted primarily from increases in rates but also from an increase in the number of square feet rented. Although our occupancy percentage has not risen, the total number of square feet rented and available has increased as a result of expansion projects completed during the last year. Second quarter 1997 operating expenses were offset by a $150,000 positive adjustment received for workers compensation insurance and a $75,000 real estate tax refund. These two 1997 items resulted in a higher 1998 second quarter expense increase (6.6%) when compared to that experienced in the first quarter of 1998 (2.7%). The remaining increase in operating expenses for the quarter is primarily due to increases in personnel costs. We have experienced tightening in the labor markets in several areas of the US and, as a result, have experienced higher than average wage increases.

Dollars in thousands              Six months ended June 30,
except average rent               -------------------------
                                  1998       1997   % Change
                                  ----       ----   --------
Rental revenue                 $69,905     $66,571    5.0%
Property operating              20,171      19,277    4.6%
expenses (1)                    ------      ------
Net operating income           $49,734     $47,295    5.2%
                               =======     =======
Avg. annual rent per sq.         $9.93       $9.53    4.2%
ft. (2)
Avg. sq. ft. occupancy              87%         87%
Total net rentable sq.      14,900,000  14,800,000
ft. (3)
# of properties                    227         227

_______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3) The increase in net rentable square feet is the result of additions to several existing stores since June 30, 1997.

     Same store net operating income for the first half of 1998 has risen 5.2% over the same period last year due primarily to rent increases. Operating expenses for the first six months increased 4.6% over the prior-year period primarily due to increases in personnel costs. As noted above, we have experienced higher than average wage increases. Year to date operating expense increases were also effected by the 1997 items discussed above.

     The following table is a geographical summary of the changes in weighted average rents, rates and occupancies for the first six months of the applicable year for the same store storage centers as defined in the previous table:

                                                    % Change
                               %        % Change    in No. of
                             Change      in Rate     Sq. Ft.
                             in Rents   per Sq. Ft.  Occupied
                             --------   ----------   --------
                           '97 to '98   '97 to '98   '97 to '98
                           ----------   ----------   ----------
             Arizona           0.5%       (2.6)%        3.2%
             California        5.1         4.8          0.3
             Florida           4.7         3.4          1.3
             Georgia          (2.1)       (2.2)         0.1
             Illinois          7.3         6.8          0.5
             Michigan          5.2         2.7          2.4
             New York          4.2         7.2         (2.8)
             Oregon            3.2         1.6          1.5
             Texas             5.4         2.6          2.8
             Virginia          6.7         1.3          5.4
             Washington        6.0         8.6         (2.4)
             Other             5.9         6.5         (0.5)
                              ----        ----         -----
             Weighted Average  5.0%        4.2%         0.8%


     We believe our diversified portfolio minimizes the impact of individual market fluctuations that result from economic or competitive changes within those markets. Market conditions in Illinois, Virginia, and Washington state contributed to above-average revenue increases. Although occupancy declined in the Seattle, WA and New York markets, revenues rose substantially due to rate increases. Arizona, however, has experienced new competition at two stores; as a result, we have reduced rates in order to maintain occupancy. Georgia experienced a drop in rates due to some price sensitivity and increased competition in the market.

      During the second quarter, a lawsuit was filed in the state of California against Shurgard Storage Centers Inc., alleging that our late fees and lien fees constitute an unfair business practice. It is too early to predict the impact, if any, this suit will have on our operating results. See Part II, Item 1: Legal Proceedings.


DOMESTIC ACQUISITIONS

     During the first half of 1998, we purchased five storage centers totaling 251,000 net rentable square feet at a total cost of $12.4 million (including the cost associated with the related non-competition agreements). We also acquired a leasehold in an existing self storage center containing 41,000 net rentable square feet for $1.2 million. These acquisitions were located as follows: one in Arizona, one in Indiana, two in Tennessee, and two in Texas. The Indiana property was purchased on June 30, 1998 and therefore had no impact on our operations and has been excluded from the table below.

     Dollars in thousands      Quarter      Six months
     except average rent        ended         ended
                              June 30,       June 30,
                              --------       ---------
    Results for 1998            1998           1998
    Acquisitions              --------       --------
    Rental revenue               $290          $346
    Property operating             84            87
    expenses (1)                -----         -----
    Net operating income         $206          $259
                                =====         =====
    Avg. annual rent per        $9.39         $9.72
    sq.ft. (2)
    Avg. sq.ft. occupancy         92%           92%
    Total net rentable        243,000       243,000
    sq.ft.
    # of property-months (3)       12            14
    Purchase price            $11,008

(1) Includes all direct property operating expenses, but does not include land lease expense. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.
(3) Represents the sum of the number of months we operated each property during the applicable period.

     During the first half of 1997, we purchased nine storage centers totaling 615,000 net rentable square feet at a total cost of $29 million (including the cost associated with the related non-competition agreements), one in California, one in Florida, two in Georgia, four in Texas, and one in Washington state. Several of these properties were still renting up when they were acquired and thus their average occupancy and yield are lower than most acquisitions. This decreases the average occupancy in the tables below. The current average yield for the 1997 acquisitions is 9.5% (calculated as actual net operating income divided by purchase price). The following tables summarize the operating performance of these properties during the second quarter and first half of 1998:

     Dollars in thousands     Quarter     Quarter
     except average rent       ended       ended
                              June 30,     June 30,
                              --------    ---------
    Results for 1997            1998        1997
    Acquisitions                ----        ----
    Rental revenue            $1,023        $482
    Property operating           340         221
    expenses (1)               -----       -----
    Net operating income        $683        $261
                               =====       =====
    Avg. annual rent per       $7.47       $6.52
    sq.ft. (2)
    Avg. sq.ft. occupancy        82%         75%
    Total net rentable       615,000     615,000
    sq.ft.
    # of property-months (3)      27          20
    Purchase price           $29,124

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

     Dollars in thousands    Six months    Six months
     except average rent       ended         ended
                             June 30,       June 30,
                             ---------     ----------
    Results for 1997           1998           1997
    Acquisitions              -----           ----
    Rental revenue            $1,989          $563
    Property operating           601           268
    expenses (1)              ------         -----
    Net operating income      $1,388          $295
                              ======         =====
    Avg. annual rent per      $7.35          $6.21
    sq.ft. (2)
    Avg. sq.ft. occupancy       80%            78%
    Total net rentable      615,000        615,000
    sq.ft.
    # of property-months (3)     54             24
    Purchase price          $29,124

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

      As of March 19, 1998, based on the Emerging Issues Task Force Issue 97-11, we are no longer capitalizing internal costs related to the acquisition of operating real estate property. We expect costs related to acquisition activity, which previously would have been capitalized, will total approximately $250,000 to $300,000 for 1998. Current period costs are reflected in our operating expenses.

DOMESTIC DEVELOPMENT

     We opened 11 domestic storage centers in the first half of 1998, including two through a joint venture. When all phases are complete, these 11 projects will total approximately 692,000 net rentable square feet with an estimated total cost of $43.5 million. During the second quarter, four of the storage centers opened in 1998 and five of the storage centers opened in 1997 were purchased by Shurgard/Fremont Partners I (SFP1) in which we own a 10% interest (see "NEW DEVELOPMENT FINANCING ARRANGEMENT'). An additional seven centers (three of which are already open) are targeted for acquisition by SFP1. We intend to finance the majority of our on-going development through similar relationships.

     The 13 storage centers opened in 1996 (one of which is owned through a joint venture), represent 885,000 net rentable square feet and averaged 73% occupancy for the month of June. These 1996 developments together generated net operating income of $1,804,000 for the first half of 1998. For the one month ended June 30, 1998 these developments had net operating income of $358,000 which represents 81% of projected monthly NOI at stabilization. The 17 storage centers opened in 1997 (12 of which are owned through joint ventures), representing 1,181,000 net rentable square feet, averaged 61% occupancy for the month of June and together generated $1,618,000 in net operating income for the first half of 1998. For the one month ended June 30, 1998 these developments had net operating income of $355,000 which represents 80% of projected monthly NOI at stabilization. We estimate these 30 developments will reach projected stabilized NOI (which assumes 85% occupancy) in an average of 18 to 24 months. The proforma average annual yield on the estimated total cost of these projects is 11.5 to 12.5% assuming the projects reach 85% occupancy at proforma rates. Based on the higher average rate we are receiving at our internally developed storage centers compared to our same store portfolio, we believe that customers have shown a willingness to pay more for newer storage facilities than older facilities. Future net operating income growth of older storage centers could be impacted by this trend.

     There can be no assurance that these projections regarding 1997 and 1996 development projects will occur. Assumed occupancy levels and rates could be adversely affected if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor, and marketing, among others, increase more than projected.

     In addition to the above completed developments, we have 19 domestic storage centers currently under construction (four of these are being developed in California and Florida through joint ventures). As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at June 30, 1998:

                                     Number        Estimated
                                       of        Completed Cost
                                     Projects      of Projects
                                     --------    -------------
     New Domestic Developments:
      Construction in progress           19      $101.6 million
      Land purchased pending              2        $9.7 million
       construction
     Expansion of Existing
      Properties:
     Opened during 1998                   2        $0.3 million
     Construction in progress             2        $4.3 million

     We believe that a strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for our pro rata interest in developments was $577,000 (net operating income of $3,273,000 less 8.5% interest on invested capital of $3,850,000) for the first half of 1998 compared to $1,176,000 in 1997. The rent-up deficit for a typical $3.8 million project, assuming it takes 18 months to rent-up and is financed with debt at 8.5%, is estimated to be approximately $300,000 in the first year of operations. The amount of rent-up deficit and the timing of positive cash flow cannot be predicted with certainty as it is based on a number of factors including length of rent-up, ability to collect stated rental rates on leased units, actual operating expenses incurred, and the time of year a property opens. For further discussion of the effect of this dilution, see our Annual Report on Form 10-K.

NEW DEVELOPMENT FINANCING ARRANGEMENT

     In order to minimize the effect of the rent-up deficit on funds from operations (FFO), we have been pursuing alternative financing options. On May 29, 1998, we formed a partnership, Shurgard/Fremont Partners I (SFP1), with Fremont Realty Capital L.L.C. (Fremont). SFP1 will acquire up to 16 properties during 1998. One of our wholly owned subsidiaries and an affiliate of Fremont are the general partners of SFP1. We have a 10% equity interest and the Fremont affiliate has a 90% equity interest in SFP1. All major decisions by SFP1 require approval of both partners. SFP1 has obtained a nonrecourse credit facility from a commercial bank of up to $51.1 million, secured by the properties owned by SFP1.

     Under the terms of the agreements executed in connection with the formation of SFP1, we contribute properties to SFP1 shortly after construction is completed. We are reimbursed at cost for all expenses incurred in developing the properties contributed to SFP1 (including a 5% reimbursement for internal costs). Six properties were contributed to SFP1 on May 29, 1998 and three more were contributed on June 30, 1998. We were reimbursed $33.5 million related to the contribution of these properties. A majority of the remaining properties are expected to be contributed by October 1998. SFP1 will be capitalized with approximately $73 million to fund the acquisition of the properties and SFP1's operations.

     SFP1 has granted us an option to acquire all of the properties owned by SFP1. The purchase option is exercisable at certain times between December 15, 2000 and December 31, 2002, depending upon the performance of the properties. The purchase price for the properties upon exercise of the option is based on a 9 1/4 capitalization rate applied to the net operating income of the properties for the three- or four-month period preceding the exercise of the option. Initially, we are entitled to 10% of SFP1's cash flow, the terms in the Partnership Agreement increase our equity return to 20% after the partners receive a specified priority return.

     Under a Management Services Agreement, we will act as property manager for the properties owned by SFP1 and receive a monthly management fee equal to the greater of $2,000 per property or 5% of gross revenues. Additionally, we will receive other fees relating to accounting and administrative services that we will perform on behalf of SFP1.

     Assuming that we enter into arrangements similar to those described above for other properties it develops in 1998 and 1999, we expect that our FFO will grow 11% to 13% in 1999 over 1998 if there were no material change in outstanding shares. This expectation regarding FFO growth constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act and is based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the forward-looking statements. The risks and uncertainties that may cause this forward-looking statement to prove to be incorrect include the risks that competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop or may cause delays in rent up of newly developed properties, Shurgard may experience increases in labor, taxes, marketing and other operating and construction expenses, and litigation may materially decrease late fee revenue. For a discussion of additional risks and other factors that could affect this forward-looking statement and our financial performance, see our Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

EUROPEAN OPERATIONS

     We are currently operating in Belgium, Sweden, and France. The three stores opened in Belgium in 1995 had an average occupancy of 80% at June 30, 1998 and revenue for these same stores rose 6% from the first quarter of 1998 to the second quarter of 1998. The development that opened in Belgium in 1996 had an average occupancy of 61% at June 30, 1998, and its revenue rose 5% from first to second quarter 1998. During 1997, two additional developments opened in Belgium that were 46% occupied at the end of the second quarter. Revenue for these two stores rose 46% from first quarter to second quarter 1998. We purchased three stores in France during 1997. The storage center we acquired in Nice, France is 90% occupied, while the two stores in Paris, France are still in the rent-up phase with an average occupancy of 51% at June 30, 1998. Revenue related to the stores in France rose 22% from first quarter to second quarter 1998. During the second quarter of 1998, we opened two developments in Sweden and at June 30, 1998 these centers had an average occupancy of 19%. At June 30, 1998, one additional development is under construction in Sweden and two are currently under construction in Belgium.


OTHER OPERATIONS

     Loss from other real estate investments for the first half of 1998 represents a decrease of $673,000 from income reported for the same period in 1997. As discussed in our Annual Report, we invested in Shurgard Storage To Go, Inc., a start-up containerized storage business that opened its first warehouses during 1997. Our pro rata share of losses rose $1,040,000, from $521,000 for the first six months of 1997 to $1,561,000 for the first six months of 1998. This additional loss was partially offset by the increase in earnings from joint venture projects still in the rent-up phase as well as an increase in income on our participating mortgages.

     Property management revenue for the first half of 1998 increased $155,000 over the same period last year. A one time partnership income increase and development fees related to the new development financing arrangement were partially offset by a decline in management fees for stores we acquired during late 1997 and the elimination of management fees related to partnerships we now consolidate for financial reporting purposes.

     Interest expense for the first half of 1998 increased $1.3 million over the first half of 1997 due to an increase in the outstanding debt balance (both in lines of credit and notes payable) from $240 million at June 30, 1997 to $344 million at June 30, 1998. Additionally, during 1998, we capitalized $3,177,000 in interest related to the construction of storage centers, while $1,525,000 in interest was capitalized in the first half of 1997.


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

                             Quarter ended        Six months ended
                                June 30,               June 30,
                             -------------        ----------------
                              1998       1997        1998       1997
                              ----       ----        ----       ----
Net income                 $ 11,339    $ 10,859   $ 21,708   $ 20,057
Gain on sale of real estate    (200)                  (416)
Preferred dividend           (1,100)       (860)    (2,200)      (860)
Depreciation/amortization     7,659       6,670     15,773     13,033
Adjustment for depreciation/
amortization from joint
ventures and subsidiaries       283          25        246        (59)
Deferred financing costs       (280)       (265)      (560)      (545)
                           --------    --------   --------    -------
FFO as currently defined   $ 17,701    $ 16,429   $ 34,551   $ 31,626
                           ========    ========   ========   ========

     FFO for the first half of 1998 rose $2.9 million over FFO for the first half of 1997. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties acquired over the past two years. Assuming we finance 1998 and 1999 development through off-balance sheet agreements and the containerized storage business reaches break even in 1999 as projected, we expect FFO to increase significantly in 1999. For a discussion of the factors that might cause these assumptions not to occur, see DOMESTIC DEVELOPMENT and NEW DEVELOPMENT FINANCING ARRANGEMENT in this Form 10-Q, and NEW PRODUCTS AND SERVICES in our Annual Report on Form 10-K.


LIQUIDITY AND CAPITAL RESOURCES

     During the first half of 1998, we invested $85.7 million in storage centers including approximately $70.3 million in development projects, $13.6 million in acquisitions and $1.8 million in capital improvements to our existing portfolio. The purchase of non-compete agreements relates to acquisitions made during the period. Proceeds from the sale of real estate includes $33.5 million related to the contribution of newly developed storage centers into SFP1 as discussed in "NEW DEVELOPMENT FINANCING ARRANGEMENT." Additionally, we were required to sell a property to a city to accommodate a road improvement project which provided $2 million in net proceeds.

     The $2.4 million investment in other real estate investments consists primarily of $2.2 million invested in joint ventures and $0.2 million invested in our containerized storage operation. In addition, we contributed $1.2 million in newly developed properties to SFP1. During the first six months of 1998, loans to joint ventures increased $1.1 million and we made a $3.4 million loan to our containerized storage operation.

     The balance on the domestic line of credit increased $26 million from December 31, 1997 to June 30, 1998 to finance development activity and for general corporate purposes. Notes payable increased $21.8 million as a result of draws on loans from an affiliated joint venture to fund development activity in Europe. At June 30, 1998, the ratio of the Company's debt to total assets was 35% and its debt to total market capitalization was 29%.

     During the second quarter, we amended our domestic line of credit agreement to increase the maximum amount available to $150 million until October 31, 1998 at which point the maximum returns to $100 million until maturity in September 1999. This amendment also decreases the required spread over LIBOR to 70 basis points, which still varies based on the terms of the agreement. We now have the option to extend this line of credit until September 2000.

     We anticipate that cash flow from operating activities and available lines of credit will continue to provide adequate capital for planned expansion, principal payments and dividend payments in accordance with REIT requirements. Cash provided by operating activities for the six months of operations ended June 30, 1998 was $37.2 million compared to $33 million for the same period of 1997. Capital available from our domestic line of credit at June 30, 1998 was approximately $79 million. On June 30, 1998, we declared a dividend of $0.49 per share to be paid on August 21, 1998. This dividend is approximately 79% of second quarter FFO.

     On July 24, 1998, we purchased from an unaffiliated third party, for $10.2 million in cash, eight limited partnership units in Shurgard Institutional Fund LP, an affiliated partnership. We now own 12 units and are entitled to 48% of LP distributions. We continue to own a general partnership interest in this partnership. This purchase was funded through a draw on our line of credit.

Part I, Item 3: Quantitative and Qualitative Disclosures about
                Market Risk
          Not required.

Part II, Item 1: Legal Proceedings

     On April 6,1998, a lawsuit was filed against Shurgard Storage Centers, Inc., in the Superior Court of California for Alameda County. The plaintiff is a California unincorporated association, the Consumer Justice Foundation, claiming to bring the action on behalf of the general public. The Complaint alleges that the late fees and lien fees collected by Shurgard are not liquidated damages but constitute an unenforceable penalty in violation of the California Business and Professions Code and the California Civil Code. The plaintiff further alleges that imposing late fees and lien fees constitutes an unfair business practice under the California Business and Professions Code. The plaintiff seeks restitution in an undisclosed amount, injunctive relief, as well as costs and attorneys' fees.

Part II, Item 4: Submission of Matters to a Voter of Security
                 Holders

     Our Annual Meeting of Shareholders was held on May 12, 1998. There were outstanding and entitled to vote at the meeting 28,635,285 shares of common stock, and the holders of at least 24,377,591 shares of common stock were present in person or by Proxy (representing 81.8% of the Company shares entitled to vote at the Meeting). The following are the results of the vote:

Proposal 1 - Election of Directors

Election of the following two nominees to serve as directors for three-year terms or until their respective successors are elected and qualified:

                           FOR                      AGAINST OR AUTHORITY
                                                          WITHHELD
                   ----------------------------  ------------------------
                      In       By       Total      In      By     Total
                    Person   Proxy                Person  Proxy
                   -------   -----     ---------  ------ ------   -------
Charles K. Barbo   27,213  22,715,005  22,742,218   0    549,209  549,209
George Hutchinson  27,213  22,733,340  22,730,553   0    545,622  545,622

                       ABSTAIN
                 -------------------------
                   In       By       Total
                 Person    Proxy
                 ------   -------   -------
Charles K. Barbo   0      131,644   131,644
George Hutchinson  0      116,475   116,475

Election of the following nominee to serve as director for a one-year term or until his successor is elected and qualified:

                            FOR                    AGAINST OR AUTHORITY
                                                        WITHHELD
                 -----------------------------   ------------------------
                   In       By       Total        In       By       Total
                 Person    Proxy                 Person   Proxy
                 ------  ----------  ----------  ------  ------    ------
Raymond Johnson  27,213  22,713,361  22,740,574    0     553,385   553,385

                        ABSTAIN
                 -----------------------
                   In       By     Total
                 Person   Proxy
                 ------   -----   -------
Raymond Johnson    0     128,782  128,782


In addition, the following directors' terms of office continued after the meeting:

Director                 Term Ends
--------                 ---------
Howard Johnson             1999
Harrell Beck               2000
Wendell Smith              2000


Proposal 2 - Amendments to the Amended and Restated Stock Incentive Plan for non-employee directors

Proposal for approval to amend the amended and restated stock incentive plan for non-employee directors.

         FOR                AGAINST           ABSTAIN
 -------------------    ----------------    ---------------
   In         By          In       By         In      By
 Person      Proxy      Person    Proxy     Person   Proxy
 ------   ----------    ------  ---------   ------   -------
 27,213   20,623,216      0     1,438,719     0      577,978


Part II, Item 5:  Other Information

In accordance with our bylaws, a shareholder proposing to transact business at our annual meeting must provide written notice of such proposal, in the manner provided by our bylaws, no later than 60 days prior to the date of such annual meeting (or, if the annual meeting is not held on the second Tuesday of May and we provide less than 60 days' notice of such meeting, no later than 10 days after the date of our notice). In addition, if we receive notice of a shareholder proposal after February 14, 1999, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal.

Part II, Item 6:  Exhibits and Reports on Form 8-K
Exhibits:

         Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

      On June 1, 1998, we filed a Form 8-K dated May 29, 1998, which disclosed, under Item 5, the formation of Shurgard/Fremont Partners I.


                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  August 11, 1998    By: /s/ Harrell Beck
                             -----------------
                              Harrell Beck
                              Chief Financial Officer, Chief Accounting
                              Officer and Authorized Signatory