Form 10-Q
period 1998-09-30
SHURGARD STORAGE CENTERS INC
filed 1998-11-12
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998

                               OR

[  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to_____


                 Commission file number  0-23466

                     SHURGARD STORAGE CENTERS, INC.
     (Exact name of registrant as specified in its charter)

   WASHINGTON                             91-1603837
  (State or other jurisdiction of        (IRS Employer
incorporation or organization)          Identification No.)

        1155 Valley St., SUITE 400, SEATTLE, WASHINGTON 98109
               (Address of principal executive offices)
                           (Zip Code)


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at November 3, 1998:
      Class A Common Stock, $.001 par value, 28,600,416 shares
        outstanding
      Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                          September 30,     December 31,
                                             1998              1997
                                          ------------      -----------
Assets:
 Storage centers:
  Land                                     $   176,815    $   168,076
  Buildings and equipment, net                 639,920        636,168
  Construction in progress                     113,922         49,484
                                           -----------    -----------
                                               930,657        853,728
 Other real estate investments                  37,242         38,522
 Cash and cash equivalents                      12,398          7,248
 Restricted cash                                 6,788          7,028
 Other assets                                   57,147         48,962
                                           -----------     ----------
       Total assets                         $1,044,232      $ 955,488

Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities      $  33,115      $  29,055
 Lines of credit                               113,806         57,477
 Notes payable                                 274,399        239,494
                                             ---------      ---------
       Total liabilities                       421,320        326,026
                                             ---------      ---------
 Minority interest in other real estate
 investments                                    19,215         18,675

 Commitments and contingencies (Note E)

 Shareholders' equity:
  Series B cumulative redeemable preferred
   stock, $0.001 par value; 2,300,000
   authorized 2,000,000 issued and
   outstanding                                  48,056         48,056

  Class A common stock, $0.001 par value;
   120,000,000 authorized; 28,600,416 and
   28,431,826 issued and outstanding           599,792        595,269

  Class B common stock, $0.001 par value;
   500,000 authorized, 154,604 issued
   and outstanding; net of loans to
   shareholders of $4,002                       (1,086)        (1,086)

  Accumulated distributions in excess
   of earnings                                 (43,065)       (31,452)
                                              ---------      ---------
       Total shareholders' equity              603,697        610,787

  Total liabilities and shareholders'
   equity                                  $ 1,044,232      $ 955,488
                                           -----------      ---------

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                                For the three     For the three
                                 months ended      months ended
                                Sept. 30, 1998    Sept. 30, 1997
                                --------------    --------------
     Rental revenue               $  41,639         $  36,274
     Loss from other
       real estate investments         (715)              (30)
     Property management revenue        625               841
                                  ---------         ---------
          Total revenue              41,549            37,085
                                  ---------         ---------

     Operating expense               11,850            10,666
     Depreciation and amortization    8,496             6,958
     Real estate taxes                3,323             2,935
     General and administrative       1,130               919
                                  ---------           -------
          Total expenses             24,799            21,478
                                  ---------           -------
     Income from operations          16,750            15,607
                                  ---------           -------

     Interest and other income          352               345
     Interest expense                (6,007)           (4,555)
                                    -------           -------
          Total other income
           (expense)                 (5,655)           (4,210)
                                    -------           -------
     Minority interest                  699               425

     Net income                   $  11,794         $  11,882
                                  =========         =========

     Net income per common share:
       Basic                      $    0.37         $    0.38
                                  =========         =========
       Diluted                    $    0.37         $    0.38
                                  =========         =========

     Distributions per common share:
       Basic                      $    0.49         $    0.48
                                  =========         =========
       Diluted                    $    0.49         $    0.48
                                  =========         =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                                For the nine      For the nine
                                months ended       months ended
                               Sept. 30, 1998     Sept. 30, 1997
                               --------------     --------------
     Rental revenue                 $ 116,492         $ 100,540
     Revenue (loss) from other
       real estate investments         (1,244)              114
     Property management revenue        1,803             1,864
                                      -------          --------
          Total revenue               117,051           102,518


     Operating expense                 33,724            28,797
     Depreciation and amortization     24,269            19,991
     Real estate taxes                  9,508             8,236
     General and administrative         2,899             3,005
                                      -------           -------
          Total expenses               70,400            60,029
                                      -------           -------
     Income from operations            46,651            42,489
                                      -------
     Interest and other income          1,042             1,103
     Interest expense                 (15,441)          (12,686)
                                      --------          --------
          Total other income
           (expense)                  (14,399)          (11,583)
                                      --------          --------
     Minority interest                  1,250               973

     Net income                     $  33,502         $  31,879
                                    =========         =========
     Net income per common share:
       Basic                        $    1.05         $    1.08
                                    =========         =========
       Diluted                      $    1.05         $    1.08
                                    =========         =========

     Distributions per common share:
       Basic                        $    1.46         $    1.43
                                    =========         =========
       Diluted                      $    1.46         $    1.43
                                    =========         =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)

                                      Nine months       Nine months
                                        ended              ended
                                       Sept. 30,         Sept. 30,
                                         1998              1997
                                      ----------        ----------
Operating activities:
  Net income                             $33,502           $31,879
  Adjustments to reconcile earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization        24,269            19,991
     Other                                  (294)
     Loss from other real estate
      investments                          3,091             1,340
     Minority interest in earnings
      from investments in other
      real estate investments             (1,250)           (1,355)
     Changes in other accounts:
       Restricted cash                       240               131
       Other assets                       (3,895)             (998)
       Accounts payable and other
        liabilities                        6,577             3,836
                                         -------            ------
       Net cash provided by operating
        activities                        62,240            54,824
                                         -------           -------
Investing activities:
  Construction, acquisition and
   improvement of storage centers       (126,721)         (116,256)
  Payment for purchase of units of
   an affiliated partnership             (21,181)
  Reimbursement related to contribution
   of real estate                         51,898
  Proceeds from sale of real estate        2,000
  Purchase of other real estate
   investments                            (7,676)          (17,647)
  Payments for non-competition
   agreements                             (1,809)           (1,464)
  (Increase) decrease in loans to
   affiliates                             (5,131)              997
  Distributions in excess of earnings
   from other real estate investments      1,387               170
                                         -------           -------
       Net cash used in investing
         activities                     (107,233)         (134,200)
                                        ---------         ---------
Financing activities:
  Proceeds from notes payable             34,905           103,026
  Proceeds from (payments on) lines
   of credit                              56,329          (117,907)
  Return of capital invested                                 9,272
  Payment of loan costs                                     (1,341)
  Proceeds from exercise of stock
   options and dividend reinvestment
   plan                                    4,523               346
  Cancellation of Company stock                               (253)
  Distributions paid                     (45,115)          (41,739)
  Proceeds from preferred stock
   offering, net                                            48,164
  Proceeds from common stock
   offering, net                                            78,135
  Contribution by minority partners                          7,338
  Distributions to minority partners        (499)             (706)
                                         --------          --------
       Net cash provided by
         financing activities             50,143            84,335
                                         -------           -------
Increase in cash and cash equivalents      5,150             4,959
Cash and cash equivalents at beginning
 of year                                   7,248             3,239
                                         -------           -------
Cash and cash equivalents at end
 of period                             $  12,398         $   8,198
                                       =========         =========

Supplemental schedule of cash flow information:
  Cash paid during the period for
   interest                            $  16,519         $  11,541
                                       =========         =========

Supplemental schedule of noncash investing information:
  Storage centers contributed to
   joint venture                       $   1,738
                                       =========

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                Nine Months Ended September 30, 1998
                             (unaudited)

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

  Basic average shares outstanding for the nine months ended September 30, 1998 and 1997 were 28,660,673 and 27,726,436, respectively, and for the three months ended September 30, 1998 and 1997 were 28,715,259 and 27,966,307 respectively. Diluted average shares outstanding for the nine months ended September 30, 1998 and 1997 were 28,674,856 and 27,770,047, respectively, and for the three months ended September 30, 1998 and 1997 were 28,729,442 and 28,009,919, respectively.

  Certain amounts in the 1997 financial statements have been reclassified to conform to the current presentation.

Note B - Lines of Credit
  We have an unsecured domestic line of credit to borrow up to $150 million which was scheduled to be reduced to $100 million effective November 1, 1998. Subsequent to quarter end, the maximum available under this line was increased to $150 million through September 1999 with the option to extend until September 2000. The required spread over LIBOR increased from 70 to 95 basis points, and will continue to vary based on the terms of the agreement. At September 30, 1998, approximately $103 million was outstanding and the average interest rate was 6.4%.

  We have four unsecured European credit lines (denominated in local currencies) to borrow up to a total of $15.1 million of which $10.2 million was outstanding at September 30, 1998. Of this amount, $7.4 million matures June 2001 with the remaining maturing between December 2002 and December 2005. The weighted average effective interest rate on these lines at September 30, 1998 was 5.9%.

Note C - Storage Centers
  Building and equipment are presented net of accumulated depreciation of $102 million and $74.6 million as of September
  30, 1998 and December 31, 1997, respectively.

  On May 29, 1998, we formed a partnership, Shurgard/Fremont Partners I (SFP1), with Fremont Realty Capital L.L.C. (Fremont). One of our wholly owned subsidiaries and an affiliate of Fremont are the general partners of SFP1. We have a 10% equity interest and the Fremont affiliate has a 90% equity interest in SFP1. Under the terms of the agreements executed in connection with the formation of SFP1, we contribute properties to SFP1 shortly after construction is completed. We are reimbursed at cost for all expenses incurred in developing the properties contributed to SFP1 (including a 5% reimbursement for internal costs). Thirteen properties were contributed to SFP1 between May and September 1998 for which we were reimbursed $51.9 million. Subsequent to the end of the quarter, two additional properties were contributed to SFP1. SFP1 is expected to be capitalized with approximately $73 million to fund the acquisition of up to 16 properties and SFP1's operations.

Note D - Equity
  During the first nine months of 1998, 157,995 shares of Class A common stock were issued in accordance with our Dividend Reinvestment Plan (the "Plan"). The Plan offers shareholders an opportunity to invest cash dividends in additional shares at a 2% discount from the current market price. All shareholders are eligible to participate.

Note E - Commitment and Contingent Liability
  As a general partner, we are contingently liable for the debt of a European joint venture, which at September 30, 1998 totaled $20.9 million. We have also guaranteed our pro rata portion of the debt of certain domestic joint ventures, which at September 30, 1998 totaled $33.5 million. Subsequent to the end of the quarter, a portion of this debt was refinanced, and the amount we guaranteed was reduced by $9.1 million.

  Additionally, we have guaranteed $13.6 million in lease obligations for Shurgard Storage to Go, Inc., a containerized storage business. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax.

Note F - Purchase of Units of an Affiliated Party

  During 1998, we purchased eighteen Limited Partner units in Shurgard Institutional Fund LP, from unaffiliated third parties, for $22.6 million in cash ($21.2 million, net cash received).
  We now own 22 of 25 units and are entitled to 88% of LP distributions. For earnings allocation purposes, these purchases were effective July 1, 1998. We continue to own a general partnership interest in this partnership. Due to our majority interest, Shurgard Institutional
  Fund LP is now consolidated for financial statement purposes.

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

INTERNAL GROWTH

     One of the ways we analyze our performance is to measure year over year improvements in same store operating results. Our definition of same stores includes existing facilities acquired as of January 1 the previous year as well as developed properties that have been operating a full 24 months. We include these newly developed storage centers in our same store comparison beginning the quarter following their second anniversary of opening. We project that newly developed properties will reach stabilization at approximately 18 to 30 months. Other storage companies may define same stores differently, which will affect comparability. The following tables summarize same store operating performance for the third quarter and the first nine months of 1998 and 1997:

Dollars in thousands             Quarter ended September 30,
except average rent              ---------------------------
                                 1998      1997     % Change
                                 ----      ----     --------
Rental revenue                  $37,359   $36,073      3.6%
Property operating                9,923    10,309     (3.7%)
expenses (1)                    -------   -------
Net operating income            $27,436   $25,765      6.5%
                                =======   =======
Avg. annual rent per sq.         $10.19     $9.75      4.5%
ft. (2)
Avg. sq. ft. occupancy             89%       89%
Total net rentable sq.       15,100,000  15,100,000
ft.
# of properties                   230        230

_______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

     Third quarter net operating income (NOI) for these centers has risen 6.5% over the same quarter last year due primarily to increases in revenue which is primarily a function of changes in rental rates. Third quarter revenue gains resulted primarily from increases in rental rates which were partially offset by a decline in other income, such as administrative fees, late fees and retail sales. Third quarter 1998 operating expenses declined 3.7% from 1997 levels due to a decrease in on-site employee bonuses. However, we have experienced tightening in the labor markets in several areas of the US and, as a result, have experienced higher than average wage increases which partially offset the lower on-site bonuses.

Dollars in thousands           Nine months ended September 30,
except average rent            -------------------------------
                               1998       1997       % Change
                               -----      ----       --------
Rental revenue                $108,066   $103,303      4.6%
Property operating              30,389     29,826      1.9%
expenses (1)                  --------   --------
Net operating income           $77,677    $73,478      5.7%
                              ========   ========
Avg. annual rent per sq.        $10.02      $9.60      4.3%
ft. (2)
Avg. sq. ft. occupancy            88%        88%
Total net rentable sq.      15,100,000  15,000,000
ft. (3)
# of properties                   230       230

_______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3) The increase in net rentable square feet is the result of additions to several existing stores since September 30, 1997.

     Same store net operating income for the first nine months of 1998 has risen 5.7% over the same period last year due primarily to rental rate increases, but also from an increase in the number of square feet rented. Although our occupancy percentage has not risen, the total number of square feet rented has increased as a result of expansion projects completed during the last year. Operating expenses for the first nine months increased 1.9% over the prior-year period primarily due to increases in personnel costs. As noted above, we have experienced higher than average wage increases which were partially offset by lower on-site bonuses.

     The following table is a geographical summary of the changes in weighted average rents, rates and occupancies for the first nine months of the applicable year for the same store storage centers as defined in the previous table:


                               %        % Change    % Change
                             Change     in Rate     in No. of
                               in       per Sq.      Sq. Ft.
                             Rents        Ft.       Occupied
                             -----      -------     --------
                          '97 to '98   '97 to '98  '97 to '98
                          ----------   ----------  ----------
             Arizona         (0.2)%      (2.7)%        2.6%
             California       6.2         5.3          0.9
             Florida          2.4         3.6         (1.2)
             Georgia          1.4         0.3          1.1
             Illinois         6.9         6.3          0.6
             Michigan         3.9         2.6          1.2
             New York         5.3         6.7         (1.3)
             Oregon           3.4         2.4          1.0
             Texas            5.1         3.2          1.8
             Virginia         6.7         2.9          3.8
             Washington       5.1         7.9         (2.5)
             Other            5.3         4.3          0.9
                             ----        ----         ----
             Weighted Average 4.9%        4.3%         0.5%

     We believe our diversified portfolio minimizes the impact of individual market fluctuations that result from economic or competitive changes within those markets. Market conditions in Illinois, Virginia, and California contributed to above-average revenue increases. Although occupancy declined in the Seattle, WA, New York, and Florida markets, revenue rose substantially due to rate increases. Arizona, however, has experienced new competition; as a result, we have reduced rates in order to maintain occupancy.

      On April 5, 1998, a lawsuit was filed in the state of California against Shurgard Storage Centers Inc., alleging that our late fees and lien fees constitute an unfair business practice. It is too early to predict the impact, if any, this suit will have on our operating results. See Part II, Item 1: Legal Proceedings.


DOMESTIC ACQUISITIONS

     During the first nine months of 1998, we purchased six storage centers totaling 306,000 net rentable square feet at a total cost of $14.5 million (including the cost associated with the related non-competition agreements). We also acquired a leasehold in an existing self storage center containing 41,000 net rentable square feet for $1.2 million. These acquisitions were located as follows: one in Arizona, one in Indiana, two in Tennessee, and three in Texas. One of the Texas properties was purchased on September 25, 1998 and therefore, had no material impact on our operations and has been excluded from the table below. For a discussion of purchases of partnership units, see Liquidity and Capital Resources.

     Dollars in thousands      Quarter        Nine months
     except average rent        ended           ended
                              September 30,   September 30,
                              -------------   -------------
    Results for 1998            1998              1998
    Acquisitions                ----              ----
    Rental revenue              $529             $940
    Property operating           201              309
    expenses (1)               -----            -----
    Net operating income        $328             $631
                               =====            =====
    Avg. annual rent per       $7.80            $7.96
    sq.ft. (2)
    Avg. sq.ft. occupancy         91%              92%
    Total net rentable       292,000          292,000
    sq.ft.
    # of property-months (3)      18               32
    Purchase price           $13,558

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

     During the first nine months of 1997, we purchased 21 storage centers totaling 1.2 million net rentable square feet at a total cost of $58 million (including the cost associated with the related non-competition agreements). These acquisitions were located as follows: two in Arizona, one in California, one in Florida, two in Georgia, four in Texas, and eight in Washington state. Several of these properties were still renting up when they were acquired and thus their average occupancy and yield are lower than most acquisitions. This decreases the average occupancy in the tables below. The current average yield for the 1997 acquisitions is 10.5% and 9.7% for the three and nine months ended September 30, 1998. The average yield is calculated as actual annualized net operating income for the period divided by the purchase price. The following tables summarize the operating performance of these properties during the third quarter and first nine months of 1998:

     Dollars in thousands      Quarter         Quarter
     except average rent        ended           ended
                             September 30,   September 30,
                             -------------   -------------
    Results for 1997            1998            1997
    Acquisitions                ----            ----
    Rental revenue             $2,224          $1,379
    Property operating            711             585
    expenses (1)               ------          ------
    Net operating income       $1,513            $794
                               ======           =====
    Avg. annual rent per        $7.96           $7.93
    sq.ft. (2)
    Avg. sq.ft. occupancy          88%             80%
    Total net rentable      1,155,000       1,155,000
    sq.ft.
    # of property-months           63              37
    (3)
    Purchase price            $57,870

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

     Dollars in thousands       Nine         Nine
     except average rent       months       months
                               ended         ended
                            September 30,  September 30,
                            -------------  -------------
    Results for 1997           1998           1997
    Acquisitions               ----           ----
    Rental revenue            $6,306         $1,971
    Property operating         2,114            851
    expenses (1)              ------         ------
    Net operating income      $4,192         $1,120
                              ======         ======
    Avg. annual rent per       $7.85          $7.47
    sq.ft. (2)
    Avg. sq.ft. occupancy         85%            79%
    Total net rentable     1,155,000      1,155,000
    sq.ft.
    # of property-months(3)      189             61
    Purchase price           $57,870

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

DOMESTIC DEVELOPMENT

     We opened 16 domestic storage centers in the first nine months of 1998, and, when all phases are complete, these 16 projects will total approximately 756,000 net rentable square feet with an estimated total cost of $49.8 million. Of the 16 stores opened, six were developed through our Tennessee and Florida joint ventures, while another eight were contributed to Shurgard/Fremont Partners I
(SFP1) in which we own a 10% interest (see "NEW DEVELOPMENT FINANCING ARRANGEMENT"). Subsequent to the end of the quarter, two additional properties were contributed to SFP1. We intend to finance the majority of our on-going development through similar relationships.

     The 17 storage centers opened in 1997 (six of which were contributed to SFP1 and seven which were developed through our Tennessee and Florida joint ventures), representing 1,181,000 net rentable square feet, averaged 68% occupancy for the month of September and together generated $3,508,000 in net operating income for the first nine months of 1998. For the one month ended September 30, 1998 these developments had net operating income of $485,000 which represents 76% of projected monthly NOI at stabilization. The 13 storage centers opened in 1996 (one of which is owned through a joint venture), represent 828,000 net rentable square feet and averaged 79% occupancy for the month of September. These 1996 developments together generated net operating income of $2,885,000 for the first nine months of 1998. For the one month ended September 30, 1998 these developments had net operating income of $368,000 which represents 83% of projected monthly NOI at stabilization. We estimate these 30 developments opened in 1996 and 1997 will reach projected stabilized monthly NOI in an average of 18 to 30 months. The proforma average annual yield on the estimated total cost of these projects is 11.5 to 12.5% assuming the projects reach 85% occupancy at proforma rates.

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

     In addition to the above completed developments, we have 22 domestic storage centers currently under construction (five of these are being developed in California and Florida through joint ventures). As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at September 30, 1998:

                                     Number         Estimated
                                       of         Completed Cost
                                    Projects        of Projects
                                    --------      ------------
     New Domestic Developments:
     Construction in progress         22          $121.4 million
     Land purchased pending            5           $21.5 million
      construction
     Expansion of Existing
      Properties:
     Construction in progress          5            $7.2 million

     We believe that a strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for our pro rata interest in developments was $923,000 (net operating income of $3,918,000 less $4,841,000 of interest at 8.5% on invested capital ) for the first nine months of 1998 compared to $1,697,000 for the same period in 1997. The rent-up deficit for a typical $3.8 million project, assuming it takes 18 months to rent-up and is financed with debt at 8.5%, is estimated to be approximately $300,000 in the first year of operations. The amount of rent-up deficit and the timing of positive cash flow cannot be predicted with certainty as it is based on a number of factors including length of rent-up, ability to collect stated rental rates on leased units, actual operating expenses incurred, and the time of year a property opens. For further discussion of the effect of this dilution, see our Annual Report on Form 10-K.

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

     Under the terms of the agreements executed in connection with the formation of SFP1, we contribute properties to SFP1 shortly after construction is completed. We are reimbursed at cost for all expenses incurred in developing the properties contributed to SFP1 (including a 5% reimbursement for internal costs). Thirteen properties were contributed to SFP1 between May and September 1998. We were reimbursed $51.9 million related to the contribution of these properties. Subsequent to the end of the quarter, two additional properties were contributed. SFP1 is expected to be capitalized with approximately $73 million to fund the acquisition of up to 16 properties and SFP1's operations.

     SFP1 has granted us an option to acquire all of the properties owned by SFP1. The purchase option is exercisable at certain times between December 15, 2000 and December 31, 2002, depending upon the performance of the properties. The purchase price for the properties upon exercise of the option is based on a 9 1/4 capitalization rate applied to the net operating income of the properties for the three or four-month period preceding the exercise of the option. Initially, we are entitled to 10% of SFP1's cash flow, the terms in the Partnership Agreement increase our equity return to 20% after the partners receive a specified priority return.

     Under a Management Services Agreement, we will act as property manager for the properties owned by SFP1 and receive a monthly management fee equal to the greater of $2,000 per property or 5% of gross revenues. Additionally, we will receive other fees relating to accounting and administrative services that we will perform on behalf of SFP1.

     Subsequent to the end of the quarter, we reached an agreement in principle with an institutional investor to form a joint venture partnership for the purpose of acquiring up to $105 million of new self-storage properties developed by Shurgard. The agreement is anticipated to be finalized in the first quarter of 1999.

     Assuming that we enter into arrangements similar to those described above for other properties we develop in 1999, we expect that our FFO would grow 11% to 13% in 1999 over 1998 if there were no material change in outstanding shares. This expectation regarding FFO growth constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act and is based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the statement. The risks and uncertainties that may cause these assumptions and this forward-looking statement to prove to be incorrect include the risks that competition from new self storage facilities or other storage alternatives may cause rents to decline, occupancy rates to drop, or delays in rent up of newly developed properties. We may experience increases in labor, taxes, marketing and other operating and construction expenses, and litigation may materially decrease our late fee revenue. For a discussion of additional risks and other factors that could affect this forward-looking statement and our financial performance, see our Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

EUROPEAN OPERATIONS

     We are currently operating a total of 12 storage centers in Belgium, Sweden, and France. The three stores opened in Belgium in 1995 had an average occupancy of 85% at September 30, 1998. The development that opened in Belgium in 1996 had an average occupancy of 80% at September 30, 1998. During 1997, two additional developments opened in Belgium that were 57% occupied at the end of the third quarter. We purchased three stores in France during 1997. The storage center we acquired in Nice, France is 95% occupied, while the two stores in Paris, France are still in the rent-up phase with an average occupancy of 60% at September 30, 1998. During the second quarter of 1998, we opened two developments in Sweden and at September 30, 1998 these centers had an average occupancy of 33%. During the third quarter of 1998, we opened one additional store in Sweden. As of September 30, 1998, there were two developments under construction in Sweden and three under construction in Belgium.

     Additionally, rental rates increased 5% and 1% from the third quarter of 1998 over the second quarter of 1998 for the Belgium and French storage centers, respectively. The storage centers in Sweden have achieved rates in excess of the proforma rates in the rent-up period.

OTHER OPERATIONS

     Loss from other real estate investments for the first nine months of 1998 represents a decrease of $1,358,000 from income reported for the same period in 1997. As discussed in our Annual Report, we invested in Shurgard Storage To Go, Inc., a start-up containerized storage business that opened its first warehouses during 1997. Our pro rata share of losses rose $1,287,000, from $1,121,000 for the first nine months of 1997 to $2,408,000 for the first nine months of 1998.

     Property management revenue for the first nine months of 1998 decreased $61,000 over the same period last year. The decline in management fees is due to the acquisition of stores that we had been previously managing during late 1997 and in the current quarter, and the elimination of management fees related to partnerships we now consolidate for financial reporting purposes. This decrease in management fees is partially offset by development fees related to the new development financing arrangement (SFP1) and a one time increase in partnership income.

     Interest expense for the first nine months of 1998 increased $2.8 million over the first nine months of 1997 due to an increase in the outstanding debt balance (both in lines of credit and notes payable) from $258 million at September 30, 1997 to $388 million at September 30, 1998. Additionally, during 1998, we capitalized $4,634,000 in interest related to the construction of storage centers, while $2,239,000 in interest was capitalized in the first nine months of 1997.


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

                            Quarter ended      Nine months ended
                             September 30,        September 30,
                            --------------     -----------------
                            1998      1997      1998       1997
                            ----      ----      ----       ----
Net income                $11,793    $11,822   $33,502    $31,879
Gain on sale of real
estate                                            (416)
Preferred dividend         (1,100)    (1,100)   (3,300)    (1,960)
Depreciation/amortization   8,496      6,958    24,269     19,991
Adjustment for
 depreciation/amortization
 from joint ventures and
 subsidiaries                  25       (168)      270       (227)
Deferred financing
costs                        (280)      (280)     (840)      (825)
                           -------     ------    ------     ------
FFO as currently
defined                  $ 18,934   $ 17,232  $ 53,485   $ 48,858
                         ========   ========  ========   ========

     FFO for the first nine months of 1998 rose $4.6 million over FFO for the first nine months of 1997. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties acquired over the past two years. Assuming we finance 1998 and 1999 development through off-balance sheet agreements and the containerized storage business reaches break even in 1999 as projected, we expect FFO to increase significantly in 1999. For a discussion of the factors that might cause these assumptions not to occur, see DOMESTIC DEVELOPMENT and NEW DEVELOPMENT FINANCING
ARRANGEMENT in this Form 10-Q, and NEW PRODUCTS AND SERVICES in our
Annual Report on Form 10-K.


LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1998, we invested $126.7 million in storage centers including approximately $107.6 million in development projects, $15.7 million in acquisitions and $3.4 million in capital improvements to our existing portfolio. The purchase of non-compete agreements relates to acquisitions made during the period. Reimbursement related to the contribution of real estate of $51.9 million related to the contribution of newly developed storage centers into SFP1 as discussed in "NEW DEVELOPMENT FINANCING
ARRANGEMENT." Additionally, we were required to sell a property to a city to accommodate a road improvement project which provided $2 million in net proceeds.

     The $7.6 million investment in other real estate investments consists primarily of $5.7 million invested in joint ventures and $0.2 million invested in our containerized storage operation. In addition, we contributed $1.7 million in newly developed properties to SFP1. During the first nine months of 1998, loans to joint ventures increased primarily due to a $5 million loan we made to our containerized storage operation.

     During 1998, we purchased eighteen Limited Partner units in Shurgard Institutional Fund LP, from unaffiliated third parties, for $22.6 million in cash ($21.2 million, net of cash received).
We now own 22 of 25 units and are entitled to 88% of LP distributions.
We continue to own a general partnership interest in this partnership.
Due to our majority interest, Shurgard Institutional Fund LP is now consolidated for financial statement purposes.

     The balance on the domestic line of credit increased $56 million from December 31, 1997 to September 30, 1998. Draws on the line of credit were used to fund acquisitions, purchases of partnership units, development activity, and general corporate purposes. Notes payable increased $34.9 million as a result of draws on loans from an affiliated joint venture to fund development activity in Europe. At September 30, 1998, the ratio of the Company's debt to total assets was 37% and its debt to total market capitalization was 33%.

     We have an unsecured domestic line of credit to borrow up to $150 million which was scheduled to be reduced to $100 million effective November 1, 1998. Subsequent to quarter end, the maximum available under this line was increased to $150 through September
1999 with the option to extend until September 2000. The required spread over LIBOR increased from 70 to 95 basis points, and will continue to vary based on the terms of the agreement.

     We anticipate that cash flow from operating activities and available lines of credit will continue to provide adequate capital for principal payments and dividend payments in accordance with REIT requirements. We are currently evaluating several alternatives to finance our planned expansion, including a possible line of credit with increased capacity, debt or equity opportunities in the capital markets, as well as, the development financing joint venture discussed under "New Development Financing Arrangement." Cash provided by operating activities for the nine months of operations ended September 30, 1998 was $62.2 million compared to $54.8 million for the same period of 1997. Capital available from our domestic line of credit at September 30, 1998 was approximately $36 million.
On October 28, 1998, we declared a dividend of $0.49 per share to be paid on November 19, 1998. This dividend is approximately 74% of third quarter FFO.

YEAR 2000 COMPLIANCE

     We  have  completed  the process of identifying  our  potential risks  relating  to  the Year 2000 problem in both  our  information
technology   and   non-information  technology  systems,   and   are
implementing solutions to mitigate those risks.  We believe that  we will  be  successful in implementing the identified solutions  in  a timely manner.

     Our  risks  relating  to the Year 2000  are  in  the  areas  of internal systems, external interface systems and third-party service
providers.   We recently replaced most of our internal  systems  for
reasons  other  than  Year 2000 issues, and as  a  result  very  few systems  needed  to  be  replaced as  a  result  of  our  Year  2000
compliance  program.   We estimate that our total  cost  to  replace
noncompliant systems will be $86,000.  Through September  30,  1998, we  have spent $43,000 to replace our network software and 11 out of
23  of  our  older,  non-compliant store gate control  systems.   We
estimate  that  the  remaining gates will be replaced  by  September
1999.

     We  have  been  contacting  third parties  with  whom  we  have material  relationships to attempt to determine  their  preparedness with  respect to Year 2000 issues and to analyze the risks to us  if they  experience significant business interruptions as a  result  of
Year  2000  noncompliance.  Through this process, we have  confirmed that  several  of  our external interface systems  and  third  party service  providers, including our primary bank systems, our transfer agent,  and our employee benefits administrator, are now  Year  2000 compliant  or have a plan to achieve compliance within a  reasonable
time  frame.   We are continuing to evaluate the remaining  external
systems and expect to complete this evaluation by December 31, 1998.
Should these external parties not perform the adjustments they  have indicated  are  necessary,  we  could experience  inefficiencies  in operations or additional costs associated with fixing the problem or changing vendors.

     Because we do not believe we have any material exposure to Year
2000  issues,  and because we believe we will timely  implement  the actions  we  have identified as necessary to address our  Year  2000 issues,  we  do  not have a contingency plan and do  not  intend  to develop one.

     The  statements above regarding our expectations and  estimates
relating   to   the   Year  2000  issue  constitute  forward-looking
statements.  These forward-looking statements are based  on  several assumptions.  If any of these assumptions are not satisfied or prove to  be incorrect, our actual experience could differ materially from
that  indicated in the forward-looking statements.   The  risks  and
uncertainties  that may cause these assumptions to  not  be  correct include, among others, whether we have correctly identified our Year
2000  problems and whether third-party providers adequately  address their Year 2000 issues in a timely fashion.


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

Part II, Item 5:  Other Information

In accordance with our bylaws, a shareholder proposing to transact business at our annual meeting must provide written notice of such proposal, in the manner provided by our bylaws, no later than 60 days prior to the date of such annual meeting. Our annual meeting for 1999 is expected to be held on May 11, 1999.

Part II, Item 6:  Exhibits and Reports on Form 8-K
Exhibits:

         Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

      During the quarter ended September 30, 1998, no reports were filed on Form 8-K.


                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  November 10, 1998  By: /s/ Harrell Beck
                             -----------------
                              Harrell Beck
                              Chief Financial Officer, Chief Accounting
                              Officer and Authorized Signatory




