Form 10-K405
period 1998-12-31
SHURGARD STORAGE CENTERS INC
filed 1999-03-15
CIK 906933

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                         COMMISSION FILE NUMBER 0-23466

                         SHURGARD STORAGE CENTERS, INC.
             (Exact name of registrant as specified in its charter)

       WASHINGTON                                         91-1603837
       ----------                                         ----------
(State of organization)                        (IRS Employer Identification No.)

            1155 Valley Street, Suite 400, Seattle, Washington 98109
            --------------------------------------------------------
               (Address of principal executive offices) (Zip code)
       Registrant's telephone number, including area code: (206) 624-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                           Name of each exchange on which registered
-------------------                                           -----------------------------------------
Class A Common Stock, par value $.001 per share                          New York Stock Exchange
Preferred Share Purchase Rights                                          New York Stock Exchange
8.8% Series B Cumulative Redeemable Preferred Stock,
   par value $.001 per share                                             New York Stock Exchange
8.7% Series C Cumulative Redeemable Preferred Stock,
   par value $.001 per share                                             New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 26, 1999: $681,267,369

   Class A Common Stock outstanding as of February 26, 1999: 28,825,080 shares
    Class B Common Stock outstanding as of February 26, 1999: 154,604 shares

Documents incorporated by reference: Part III is incorporated by reference from the Proxy Statement to be filed in connection with our Annual Shareholders Meeting to be held May 11, 1999.

                               There are 83 pages.

                                     PART I

ITEM 1 - BUSINESS


OVERVIEW

            Shurgard Storage Centers, Inc. (the Company or SSCI) is a fully integrated, self-administered and self-managed real estate investment trust
(REIT) that develops, acquires, owns and manages self storage centers. Our self storage centers offer easily accessible storage space for personal and business uses. We are one of the four largest operators of self storage centers in the United States. We own and operate, as of December 31, 1998, directly and through joint ventures, 318 properties (including 316 self-storage properties), containing approximately 20.5 million net rentable square feet. Of the 318 properties, 302 are located in 20 states in the U.S., and 16 are located in Europe. We also manage for third parties, 29 self storage centers and one business park containing approximately 1.6 million net rentable square feet. For the year ended December 31, 1998, our self storage centers had a weighted average annual net rentable square foot occupancy rate of 84% and a weighted average rent per net rentable square foot of $9.90.

            We were incorporated in Delaware on July 23, 1993 and began operations through the consolidation on March 1, 1994 of 17 publicly held real estate limited partnerships (the Consolidation) that were sponsored by Shurgard Incorporated (the Management Company). On March 24, 1995, the Management Company merged with and into the Company (the Merger) and we became self-administered and self-managed. On November 14, 1996, we completed the purchase of IDS/Shurgard Income Growth Partners L.P., IDS/Shurgard Income Growth Partners L.P. II, and IDS/Shurgard Income Growth Partners L.P. III (the IDS Partnerships), affiliated partnerships whose properties were previously managed by the Company. These acquisitions added 37 properties totaling 2.3 million net rentable square feet to our portfolio.

            In May 1997, the Company reincorporated in the state of Washington to reduce costs.


BUSINESS STRATEGY

            Our mission is to become the global leader in storage products and services by (i) emphasizing customer service and satisfaction, (ii) maintaining a portfolio of convenient and secure stores, (iii) optimizing revenue through efficient rent pricing and collection policies, (iv) pursuing on-going market research and marketing programs, and (v) integrating our property management systems and procedures. Of these factors, the most important is the quality of our employees' interaction with customers.

                 Commitment to Customer Service and Satisfaction

            Our goal is to achieve a high level of customer satisfaction, and we view the quality of customers' interaction with employees as critical to our long-term success. Accordingly, we emphasize teamwork in our employee training programs. Through our emphasis on training, personnel development and decentralized decision-making, we believe we attract well-qualified, highly motivated employees committed to providing superior levels of customer service.

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


- Store Location and Hours. Our stores are generally located in major metropolitan areas along retail and high-traffic corridors for easy customer access, and usually have significant road frontage for high visibility. Although hours vary from store to store, customers can generally access their individual units between 6 a.m. and 9 p.m.

- One-Stop Convenience. Our stores offer a range of storage products and ancillary services, including supplies such as packing and storage materials, locks and boxes, as well as services such as property insurance referrals, moving company referrals, and Ryder truck rentals that conveniently and efficiently address customers' storage needs. In addition, we generally offer premium features such as computer-controlled access and electronic security systems. Finally, a number of our stores offer climate-controlled storage space.

- Property Security. A variety of measures are used at our stores, as appropriate, to enhance security. Such measures may include, among others, on-site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, individual unit alarms, perimeter beams, fencing and lighting. Customers are assigned a designated personal identification number for use in connection with a computerized gate access system. Each access is logged into a computer database. In addition, we have developed and plan to continue to improve our package of security controls, including software, video and interactive communication.

- Capital Expenditures and Maintenance. We budget for a level of capital expenditures consistent with our commitment to maintaining attractive, well-maintained and secure self storage centers, which enables us to pursue a premium pricing strategy. In addition, capital expenditures for consistent signage and color scheme among our properties strengthens the brand image of Shurgard. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures)

      Selective Disposition. We regularly review our portfolio compared to established internal standards, identify those few properties which can not meet these standards and dispose of such properties. We intend to continue this policy.

                          Marketing and Market Research

            We employ various means to increase our share of the self storage market. We place prominent advertisements in the yellow pages and seek to promote customer awareness of our stores through highly visible store locations, site signage and architectural features. We locate our stores along retail and high-traffic corridors, usually with significant road frontage to increase visibility. We build on newly developed stores a distinctive "lighthouse" office to distinguish ourself from competitors and to increase customer awareness of the Shurgard brand.

            Primary marketing emphasis is placed on providing managers with telephone sales skills to elicit customer needs and turn prospects into customers. We also have a national call center to field overflow calls from individual properties. Employees at the national call center are able to rent a unit at the store most convenient to the customer.

            We maintain an extensive market research database on our primary markets and closely track occupancy levels, rental rates and other operational data regarding self storage properties within these markets. We have also conducted focus group research and telephone surveys, and utilize customer comment cards to identify the primary considerations in customers' self storage choices and satisfaction so that we can better attract and service customers.

            During 1997, we began to experiment with a new marketing strategy to make storage more convenient and visible to potential customers through the addition of Shurgard Storage Stops in major malls. These kiosks, which are sales counters located in the center of malls, are staffed with trained sales representatives who are available to answer questions about both self storage and containerized storage, meaning storage containers that are transported to and from the customer's home or office. The sales representatives have computer links to area storage centers so that they can give rate and availability information and lease units or containers to customers on the spot. We currently have five kiosks in three key markets: Portland, Chicago, and the Seattle metropolitan area.

           Property Management Systems/Management Information Systems

            We have integrated property management systems and procedures for marketing, advertising, leasing, operations, maintenance and security of properties and the management of on-site personnel. Our computerized management information system links our corporate office with each store. During 1997, we completed the development and installation of proprietary software that expedites internal auditing, financial statement and budget preparations, allows the daily exchange of information with our corporate office, and manages detailed information with respect to the tenant mix, demographics, occupancy levels, rental rates, revenue optimization, payroll and other information relating to each store. Additionally, we purchased a new network-based accounting package that has aided in the compilation and dissemination of information from and to our stores. During 1998, as part of our move to our new corporate offices, we installed an enterprise wide-area network and remote access capability. We believe that this new information system will be adequate to support the management of our currently owned properties as well as planned future growth.

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

            For financial information about industry segments, see the Consolidated Financial Statements and the notes thereto, including NOTE M. For financial information about foreign and domestic operations, see the Consolidated Financial Statements and the notes thereto, including NOTE F.



GROWTH STRATEGIES

            Our growth strategies are designed to maximize shareholder value by increasing funds from operations through increases in revenue and operating efficiencies at existing stores and the development of new self storage properties and the acquisition of additional self storage properties. We have an integrated real estate and storage operations management team which combines its experience to implement our growth plan. We believe that the experience of our management team in operating, developing and acquiring self storage properties and our access to capital markets strongly contribute to our ability to execute these strategies.

                            Internal Growth Strategy

            Our internal growth strategy is to increase same store cash flow by achieving the highest rental rate structure consistent with strong occupancy rates, containing costs and improving operating leverage, and undertaking expansion of our existing stores.

- Revenue Optimization. We seek to optimize our revenue by achieving the highest rental rate structure for our stores, consistent with strong levels of occupancy, through the use of teams of store employees who are trained and authorized to set rental rates and make rental rate changes based on their analysis of demand and availability at a particular store. We encourage decentralized decisions by store managers to change marginal rental rates in order to ensure a fast, flexible response to changing market conditions. Store managers evaluate their property's rental rates on a periodic basis, based on unit demand and unit availability, and can quickly change marginal rental rates to ensure that revenue is optimized.

- Cost Containment and Improved Operating Leverage. We seek to maximize cash flow by carefully containing operating expenses. For example, we aggressively appeal our real estate tax assessments. In addition, as we increase the number of properties in our targeted markets, we achieve larger economies of scale and lessen the impact of corporate overhead expense. We believe that our management and operational procedures, which can be implemented over a large number of properties, enable us to add new properties with little additional overhead expense.

- Strategic Build-Outs. We seek to maximize revenue by building out additional rentable storage space at suitable stores either through on site expansion or acquisition of property adjacent to existing stores. We receive high incremental returns on such build-out investments, because resulting revenue increases are achieved with little increase in fixed operating costs.

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

            We favor development or acquisition of self storage properties in major metropolitan markets, located near retail or high-traffic corridors, usually with significant road frontage to increase visibility. We rely on our market personnel to target areas in which to develop and acquire new stores. We utilize our staff of real estate professionals in various markets to develop and acquire new stores in the markets presenting the best opportunities. We have developed comprehensive market expansion plans for each of our target markets, and use these plans as the basis for selecting new store locations and acquisition targets. The market expansion plans utilize a demographic analysis of an area along with an evaluation of competitors' locations, rates and product quality to determine the optimum number and location of new stores. Management believes that, under current market conditions, development will generally provide superior long-term returns when compared to acquisitions of similar size, quality and location. Based on this belief, our current growth plan focuses heavily on property development; however, management continually analyzes market conditions and acquisition opportunities.

  Development. We believe that several factors favor our development strategy:

- Development Expertise. We have substantial construction management and architectural experience that was acquired over the past 26 years. Along with our predecessors, we developed more than a third of the properties we currently own or manage, and, since 1972, we have maintained an internal development staff, which currently employs 56 people including both domestic and foreign personnel.

- Strategic Site Selection to Maximize Revenue. To obtain the best store locations, we target sites for development in urban areas and up-scale retail areas that often require rezoning and other complex development measures. We believe that the difficulties of developing storage properties in such in-fill areas may discourage competitors from locating nearby and, as a result, enable us to operate in underserved areas. This in turn enables us to charge higher rental rates.

- Focus on Quality and Brand Image Development. We have greater control of quality and brand image by developing our own self storage properties. This enables us to focus on excellent construction and a consistent and inviting building design. We believe our focus on quality and consistency will enable us to further strengthen awareness of the Shurgard brand, obtain repeat business, maintain premium prices and differentiate ourself from our competitors.

            The historical results of recent development partnerships sponsored by the Management Company demonstrate the level of superior returns possible through development. The development properties completed from 1989 to 1995 are currently returning 15% on original property costs. There can be no assurance, however, that we will achieve such returns on our more recently opened development properties. Future development may differ materially from results of past development properties. Factors that may lead to different results include, but are not limited to, the possibility of more competition to our new developments than was experienced in the periods in which these partnerships were renting up their developments, the quality and location of the competing projects being built, and the possibility that the metropolitan markets in which we are developing may have less favorable supply and demand characteristics.

            Acquisitions. We also selectively acquire high-quality properties that provide a strategic advantage to us. Additional acquisitions allow us to spread overhead and certain management, marketing and advertising costs over a greater number of revenue-producing assets. As a result, we can achieve increasing economies of scale with each new property acquired. We complete a thorough analysis of each property that we intend to acquire, including, but not limited to, a review of capital expenditures that will be required for the property to meet our standards and, at a minimum, a Phase I environmental assessment report.

            Shurgard Storage To Go, Inc. (STG) Our customer service focus means that we are continually exploring new ways to serve our customers' storage needs. One of the ways we have broadened our ability to meet customer needs is by bringing storage directly to the customer through containerized storage with our Shurgard Storage To Go joint venture. Weatherized 8'x5'x8' storage containers are delivered to customers for packing. The containers are then picked up and delivered to a warehouse for storage. The customer may access their storage container in a showroom at the warehouse or have it redelivered to their home. In addition to the monthly rental charge, service fees may be charged for transportation of the container. This business venture is currently operating in the Seattle, Portland, San Francisco, Atlanta, and Chicago markets.

            As of December 31, 1998, we had invested $4.5 million in Shurgard Storage to Go, Inc. (STG). We have committed to lend up to $9 million under an unsecured five year note of which $6.3 million was outstanding at December 31, 1998. Additionally, we have guaranteed $12.8 million in lease obligations. We own only nonvoting stock in this start-up venture, which is not a qualified REIT subsidiary and is subject to corporate level tax.


CAPITAL STRATEGY

            During the past year, there has been a net outflow of capital from the REIT sector which has resulted in depressed common equity prices for many REITs, including us. As a result, we do not believe it is an attractive time to raise common equity. Accordingly, we anticipate funding 1999 growth and our on-going development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. We intend to pursue joint ventures with private institutions and public pension funds to provide these alternative sources of capital. Additionally, we anticipate reducing our payout ratio in order to retain cash flow for growth.

            To fund development and acquisitions, we have a revolving domestic credit facility of up to $150 million. Our European subsidiary plans to finance growth through a combination of equity and debt financing primarily through a joint venture in which we have a 9.15% interest. (See discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations-European Operations.)-We anticipate that cash flow from operating activities will continue to provide adequate capital for debt service payments until maturity, as well as for distribution payments in accordance with REIT requirements. We anticipate refinancing outstanding debt upon maturity through long-term debt or equity or some combination thereof.

            Under our Bylaws, subject to certain exceptions, we may not incur debt if, after giving effect to such borrowing, our Indebtedness for borrowed funds would exceed 50% of our Total Assets or 300% of our Adjusted Net Worth (as such terms are defined in the Bylaws). As of December 31, 1998, our Indebtedness was approximately 34% of our Total Assets and approximately 54% of our Adjusted Net Worth.

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

THE SELF STORAGE INDUSTRY

            The self storage industry serves an important function in the commercial and residential real estate markets. Self-storage properties were first developed in the early 1960's in the southwestern United States in response to the growing need for low-cost, accessible storage. A number of factors accelerated the demand for low-cost storage, including, among others, a more mobile society, with individuals moving to new homes and new cities needing short-term storage for their belongings, the increasing cost of housing (resulting in smaller houses), the increased popularity of apartments and condominiums, more individuals with growing discretionary income (resulting in the purchase of items such as boats and recreational vehicles that cannot be stored at residences), the growing number of small businesses and the escalating cost of other storage alternatives. As the demand for such storage increased, and the acceptance of self storage became more widespread, self storage properties were built throughout the United States. Generally, such properties were constructed along major thoroughfares that provided ready access and public visibility or in outlying areas where land was inexpensive. In certain areas of the country, where new construction was impractical because of construction costs, lack of suitable sites or other restrictions, older structures have been converted into self storage properties.

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

            Entry into the self storage business through acquisition of existing properties is relatively easy for persons or institutions with the required initial capital. Some of our competitors may have more resources than the Company. Competition may be accelerated by any increase in availability of funds for investment in real estate. Decreases in interest rates tend to increase the availability of funds and therefore can increase the growth of competition. Due to increased new supply in the last few years, we anticipate that increased available storage space will continue to reduce occupancy levels per storage property in certain markets in 1999 and further intensify competition among storage providers for available tenants in those markets. The extent to which we are affected by competition will depend in significant part on local market conditions. We are beginning to see a slowing in development starts due to a decline in the amount of available capital and we may begin to see a slowing of the number of storage sites opening at the end of 1999 and in 2000.


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

            We have notified the Missouri Department of Natural Resources (MDNR) of elevated levels of (hydrocarbons) found in groundwater monitoring wells on a property in St. Louis, Missouri. We have been monitoring in accordance with a work plan approved by the MDNR. During 1998, a quarterly monitoring report revealed continued contamination in the groundwater samples. The source of the contamination is still unknown. The MDNR has notified us that it will continue requiring quarterly groundwater monitoring. In the event the MDNR elects to be more aggressive in the future, it may require off-site delineation of the groundwater contaminant plume and construction of a groundwater/soil-vapor extraction remediation system. Except for this property in St. Louis, we have not been notified by any governmental authority of any current, material environmental noncompliance, claim or liability in connection with any of the properties we own or manage. We have not been notified of a current claim for personal injury or property damage by a private party in connection with environmental conditions at any of our properties. We have obtained a Phase I environmental assessment report prepared by an independent environmental consultant for each of the properties we own.

            We are not aware of any environmental condition with respect to the properties we own or manage including the Missouri property discussed above, that could have a material adverse effect on our financial condition or results of operations. We cannot give assurance however, that any environmental assessments undertaken with respect to the properties have revealed all potential environmental liabilities, that any prior owner or operator of the properties did not create any material environmental condition not known to us, or that an environmental condition does not otherwise exist as to any one or more of the properties that could have a material adverse effect on our financial condition or results of operation. In addition, we cannot give assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability,
(ii) the current environmental condition of our owned or managed properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us, or (iii) tenants will not violate their leases by introducing hazardous or toxic substances into our owned or managed properties that could expose us to liability under federal or state environmental laws.

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


EMPLOYEES

            As of December 31, 1998, the Company employed approximately 980 persons including both domestic and foreign personnel. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1998.



                                                           POSITIONS AND OFFICES
   NAME                   AGE                                 WITH THE COMPANY
----------------          ---      ----------------------------------------------------------------------

Charles K. Barbo           57      Chairman of the Board, President and Chief Executive Officer

Harrell Beck               42      Director, Senior Vice President, Chief Financial Officer and Treasurer

David K. Grant             45      Executive Vice President

Michael Rowe               42      Executive Vice President, Chief Operating Officer

Kristin H. Stred           40      Senior Vice President, Secretary and General Counsel


        For Mr. Barbo's and Mr. Beck's biographies, see our proxy statement for the annual meeting of shareholders to be held on May 11, 1999.

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



ITEM 2 - PROPERTIES

            The Company owns, as of December 31, 1998, directly and through its subsidiaries and joint ventures, 318 properties (including 316 self storage properties), 302 of which are located in 20 states and 16 which are located in Europe. Our self storage properties are designed to offer accessible storage space for personal and business use. Individuals typically rent individual units in self storage properties for storage of personal belongings such as furniture, appliances, boats and other household and recreational goods. Businesses typically rent space for storage of business property such as equipment, seasonal goods, records and fixtures. We believe that it is desirable to have commercial customers because they tend to rent larger units, stay for longer terms, are more reliable payers and are less sensitive to price increases. Accordingly, we have marketing programs that target commercial users. We estimate that commercial users account for approximately 14%- 23% of our total customer base.

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

            Customers of self storage properties are generally responsible for delivering and retrieving their goods. Many leased spaces can be accessed directly by automobile or truck, but some properties, in particular the multistory buildings, have separate loading docks and elevators available for delivery and retrieval of stored goods. Customers generally have access to their unit without additional charge during normal business hours and control access to such space through the use of their personal padlocks. We offer Ryder truck rentals at a majority of our properties for added convenience to our customers and to differentiate our stores from most of our competitors. In addition to truck rentals, we sell locks, boxes and packing and storage materials at our stores.

            The leasing, maintenance and operation of our stores are the responsibility of store managers. The property's security is provided through a variety of systems that may include, among others, on-site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, property fencing and lighting.

            Although our stores range considerably in size, most properties consist of one or more single-story buildings that are located on a site of 1.5 to 5 acres. The smallest store has approximately 23,000 net rentable square feet, while the largest store has approximately 290,000 net rentable square feet. The properties generally are constructed with concrete block or tilt-up concrete panels, with steel columns or precast concrete columns that rest on concrete footings and slabs, and have built-up tar roofs or pitched truss roofs with shingles or standing seam metal roofs. The interior walls are generally constructed with metal studs and partitions or other construction materials that are secure but readily movable. The parking areas and driveways are generally asphalt or cement. All stores have fencing, floodlights, and electronic gates.

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

            The following table provides information regarding the year developed or acquired, year built, approximate net rentable square feet and acreage of each of the self storage properties and business parks owned by us as of December 31, 1998. We own additional properties which are under development, but not reflected in this table. This table includes stores in which we own an interest, but whose results are not consolidated for financial reporting purposes. There are 303 stores whose results are consolidated in the financial statements. These stores represent 19.6 million net rentable square feet and are built on approximately 1,200 acres of land.

                                                   PROPERTYSTATE/                                   APPROXIMATE NET
PROPERTY NAME                 PROPERTY LOCATION       COUNTRY          OWNED SINCE     YEAR BUILT   RENTABLE SQUARE FEET   ACREAGE
-------------                 -----------------    --------------      -----------     ----------   --------------------   -------

Ahwatukee (16)                Phoenix                   AZ                 1998            1998             70,000           4.1

Airpark                       Scottsdale                AZ                 1997            1997             49,000           1.3

Arrowhead (16)                Phoenix                   AZ                 1997            1997             67,000           3.2

Chandler                      Chandler                  AZ                 1986            1986             71,000           4.0

Colonade (12)                 Phoenix                   AZ                 1998            1996             30,000           2.7

Dobson Ranch                  Mesa                      AZ                 1996            1978             58,000           4.2

Gilbert                       Gilbert                   AZ                 1996            1985             66,000           4.0

Mesa                          Mesa                      AZ                 1987            1985             99,000           4.8

Phoenix                       Phoenix                   AZ                 1985            1984             78,000           2.7

Phoenix East                  Phoenix                   AZ                 1987            1984             66,000           2.0

Scottsdale                    Scottsdale                AZ                 1985          1976/85            47,000           3.0

Scottsdale North              Scottsdale                AZ                1985/87          1985            112,000           4.1

Shea                          Scottsdale                AZ                 1997            1996             43,000           1.3

Tempe                         Tempe                     AZ                 1984            1976             54,000           3.0

Warner (2)                    Mesa                      AZ                 1995            1985             61,000           3.1

Union Hills                   Phoenix                   AZ                 1998            1998             65,000           3.8

Speedway                      Tucson                    AZ                 1998            1998             71,000           3.0

Alicia Parkway                Laguna Hills              CA                 1998            1991             99,562           4.5

Aliso Viejo                   Aliso Viejo               CA                 1996            1996             86,000           3.5

Bloomington                   Bloomington               CA                 1997            1983             50,000           2.8

Castro Valley                 Castro Valley             CA                 1996            1975             50,000           2.3

Colton                        Colton                    CA                 1985            1984             73,000           3.8

Culver City                   Los Angeles               CA                 1988            1989             77,000           1.4

Daly City                     Daly City                 CA                 1995            1989             96,000           5.2

El Cajon                      El Cajon                  CA                 1986            1977            129,000           6.0

El Cerrito                    Richmond                  CA                 1986            1987             62,000           1.5

Fontana Sierra                Fontana                   CA                 1987          1980/85            85,000           3.6

Hayward/Union City (13)       Hayward                   CA                 1985            1985             90,000           5.7

                                                   PROPERTYSTATE/                                   APPROXIMATE NET
PROPERTY NAME                 PROPERTY LOCATION       COUNTRY          OWNED SINCE     YEAR BUILT   RENTABLE SQUARE FEET   ACREAGE
-------------                 -----------------    --------------      -----------     ----------   --------------------   -------

Huntington Beach              Huntington Beach          CA                 1988            1986             99,000           3.3

Kearney-Balboa                San Diego                 CA                 1986            1984             90,000           2.3

La Habra                      La Habra                  CA                 1986          1979/91            95,000           7.1

Martinez(3)                   Martinez                  CA                 1995            1987             56,000           3.0

Mountain View                 Mountain View             CA                 1987            1986             28,000           0.7

Newark                        Newark                    CA                 1996            1991             61,000           3.1

Ontario                       Ontario                   CA                 1996            1984             57,000           2.1

Orange                        Orange                    CA                 1996            1985             89,000           2.8

Palo Alto                     Palo Alto                 CA                 1986            1987             48,000           1.4

Pinole(3)                     Pinole                    CA                 1995            1988             37,000           2.5

Sacramento                    Sacramento                CA                 1996            1991             53,000           2.6

San Leandro                   San Leandro               CA                 1996            1991             59,000           2.7

San Lorenzo                   San Lorenzo               CA                 1996            1990             54,000           1.9

Santa Ana                     Santa Ana                 CA                 1986          1975/86           167,000           8.1

S. San Francisco              San Francisco             CA                 1987            1985             56,000           2.1

Solana Beach(12)              Solana Beach              CA                 1987            1984             87,000           4.5

Sunnyvale                     Sunnyvale                 CA                 1986          1974/75           101,000           6.5

Tracy                         Tracy                     CA                 1996            1986             70,000           3.0

Walnut                        Walnut                    CA                 1996            1986             97,000           3.6

Westwood                      Santa Monica              CA                 1986            1988             64,000           0.3

Blossom Valley(16)            San Jose                  CA                 1998            1998             64,000           1.4

Lakewood                      Golden                    CO                 1986            1985             67,000           2.7

Northglenn                    Northglenn                CO                 1987            1979             75,000           5.5

Tamarac                       Denver                    CO                 1984            1977             25,000           1.9

Thornton                      Denver                    CO                 1984            1984             41,000           2.4

Windermere                    Littleton                 CO                 1984          1977/79            80,000           5.3

Blue Heron                    West Palm Beach           FL                 1987            1975            167,000          11.8

Davie(4)                      Davie                     FL                 1996            1990             76,000           5.5

Delray Beach                  Delray Beach              FL                 1996            1986             77,000           4.5

Lauderhill                    Lauderhill                FL                 1997            1986             62,000           4.0

Maitland(11)                  Orlando                   FL                 1997            1997             78,000           8.7

Margate                       Margate                   FL                 1996            1984             75,000           4.0

Military Trail                West Palm Beach           FL                 1987            1981            124,000           9.4

Oakland Park                  Ft. Lauderdale            FL                 1985          1974/78           290,000          13.4

Oviedo(11)                    Orlando                   FL                 1997            1997             65,000           9.0

S. Semoran(1)                 Orlando                   FL                 1997            1997             68,000           5.2

South Orange(11)              Orlando                   FL                 1997            1997             71,000           5.0

Seminole                      Seminole                  FL                 1986          1984/85            61,000           2.7

Red Bug(1)                    Seminole County           FL                 1997            1997             75,000           4.3

West Town(1)                  Altamonte Springs         FL                 1998            1998             50,000           2.8

Ansley Park                   Atlanta                   GA                 1995            1991             69,000           1.4

Brookhaven                    Atlanta                   GA                 1995            1992             66,000           2.0

Clairemont                    Atlanta                   GA                 1996            1990             41,000           1.1

Decatur                       Atlanta                   GA                 1995            1992             65,000           2.5

Forest Park                   Forest Park               GA                 1996            1980             65,000           7.9

Gwinnett                      Lawrenceville             GA                 1996            1996             71,000           4.4

                                                   PROPERTYSTATE/                                   APPROXIMATE NET
PROPERTY NAME                 PROPERTY LOCATION       COUNTRY          OWNED SINCE     YEAR BUILT   RENTABLE SQUARE FEET   ACREAGE
-------------                 -----------------    --------------      -----------     ----------   --------------------   -------
Jones Bridge(16)              Atlanta                   GA                 1997            1997             75,000           5.3

Lawrenceville(16)             Lawrenceville             GA                 1997            1997             74,000           3.4

Morgan Falls                  Dunwoody                  GA                 1996            1990             76,000           3.7

Norcross                      Norcross                  GA                 1996            1984             62,000           9.3

Peachtree                     Duluth                    GA                 1997            1996            100,000           6.2

Perimeter                     Atlanta                   GA                 1996            1996             72,000           3.3

Roswell                       Roswell                   GA                 1986            1986             57,000           3.8

Satellite Blvd.               Duluth                    GA                 1997            1994             75,000           5.2

Stone Mountain                Stone Mountain            GA                 1996            1985             61,000          10.1

Tucker                        Tucker                    GA                 1996            1987             60,000           4.6

Sandy Plains                  Marietta                  GA                 1998            1998             67,625           6.9

Alsip                         Alsip                     IL                 1982            1980             79,000           4.6

Bolingbrook                   Bolingbrook               IL                 1997            1997             68,000           1.5

Bridgeview                    Bridgeview                IL                 1985            1983             75,000           4.1

Dolton                        Calumet City              IL                 1982            1979             79,000           3.0

Fox Valley(16)                Chicago                   IL                 1998            1998             71,000           4.6

Hillside                      Hillside                  IL                 1988            1988             66,000           5.3

Lisle                         Lisle                     IL                 1986          1976/86            53,000           3.4

Lombard                       Lombard                   IL                 1982            1980             53,000           3.1

Oak Forest                    Orland Park               IL                 1995            1991             87,000           3.9

Rolling Meadows               Rolling Meadows           IL                 1982            1980             71,000           4.5

Schaumburg                    Schaumburg                IL                 1982            1980             71,000           4.3

Willowbrook                   Willowbrook               IL                 1986          1979/82            44,000           3.3

Allisonville                  Indianapolis              IN                 1997            1987             90,000           7.4

Carmel                        Carmel                    IN                 1996            1996             61,000           4.3

Castleton                     Indianapolis              IN                 1998            1988             48,000           3.6

College Park                  Indianapolis              IN                 1986            1984             68,000           6.0

County Line(16)               SouthPort                 IN                 1998            1998             72,000           4.5

Eaglecreek(16)                Indianapolis              IN                 1998            1998             73,000           5.1

Georgetown                    Indianapolis              IN                 1996            1996             72,000           4.2

Glendale                      Indianapolis              IN                 1986            1985             60,000           5.6

Annapolis(12),(16)            Annapolis                 MD                 1998            1998             69,000           3.2

Briggs Chaney                 Silver Spring             MD                 1994            1987             28,000           2.0

Clinton                       Clinton                   MD                 1986            1985             30,000           2.0

Crofton                       Gambrills                 MD                 1988            1985             40,000           2.1

Frederick                     Frederick                 MD                 1994            1987             32,000           1.7

Gaithersburg                  Gaithersburg              MD                 1994            1986             77,000           5.4

Germantown                    Germantown                MD                 1994            1988             45,000           1.9

Laurel                        Laurel                    MD                 1988            1984             30,000           2.0

Oxon Hill                     Ft. Washington            MD                 1994            1987             28,000           1.3

Suitland                      Suitland                  MD                 1987            1985             45,000           2.7

Ann Arbor                     Ann Arbor                 MI                 1988            1977             62,000           3.9

Canton                        Canton                    MI                 1988            1986             56,000           3.3

Flint East                    Flint                     MI                 1997            1977             45,000           2.7

Fraser                        Fraser                    MI                 1988            1985             73,000           5.2

Grand Rapids                  Grand Rapids              MI                 1983            1978             45,000           3.2

                                                   PROPERTYSTATE/                                   APPROXIMATE NET
PROPERTY NAME                 PROPERTY LOCATION       COUNTRY          OWNED SINCE     YEAR BUILT   RENTABLE SQUARE FEET   ACREAGE
-------------                 -----------------    --------------      -----------     ----------   --------------------   -------
Jackson                       Jackson                   MI                 1997            1978             49,000           3.1

Kalamazoo                     Kalamazoo                 MI                 1980            1980             41,000           3.0

Lansing                       Lansing                   MI                 1983          1978/79            40,000           2.5

Livonia                       LIvonia                   MI                 1988            1985             67,000           4.8

Madison Heights               Detroit                   MI                 1995            1977             66,000           4.1

Plymouth                      Canton Township           MI                 1985            1979             62,000           5.3

Rochester                     Utica                     MI                 1996            1989             57,000           4.8

Saginaw                       Saginaw                   MI                 1997            1978             57,000           3.1

Southfield                    Southfield                MI                 1983            1976             76,000           4.3

Sterling Heights              Sterling Heights          MI                 1996            1986            105,000           8.9

Taylor                        Taylor                    MI                 1995            1980             83,000           4.2

Troy East                     Troy                      MI                 1981          1975/77            81,000           4.8

Troy West                     Troy                      MI                 1983            1979             88,000           5.2

Walled Lake                   Walled Lake               MI                1985/89          1984             69,000           4.3

Warren                        Warren                    MI                 1988            1985             68,000           4.6

Bellefontaine                 St. Louis                 MO                 1985            1979             46,000           4.9

Brentwood                     Brentwood                 MO                 1988            1977             52,000           3.4

Olive Innerbelt               St. Louis                 MO                 1987          1952/86            99,000           2.5

South Haven(10)               Memphis                   MS                 1998            1998             43,000           7.7

Capital Blvd.                 Raleigh                   NC                 1994            1984             34,000           2.1

Cary                          Cary                      NC                 1994            1984             58,000           4.7

Creedmoor(16)                 Raleigh                   NC                 1997            1997             72,000           5.1

Garner                        Garner                    NC                 1994            1987             28,000           3.1

Glenwood                      Raleigh                   NC                 1994            1983             31,000           1.9

Morrisville                   Morrisville               NC                 1994            1988             40,000           3.3

Old Bridge                    Matawan                   NJ                 1987            1987             77,000           6.1

Gold                          Brooklyn                  NY                 1986            1940            102,000           0.4

Northern(12)                  Long Island City          NY                 1987            1940             76,000           1.9

Utica                         Brooklyn                  NY                 1986            1964             75,000           1.1

Van Dam                       Long Island City          NY                 1986            1925             56,000           0.5

Yonkers                       Yonkers                   NY                 1986            1928            100,000           1.6

Melville                      Long Island               NY                 1998            1998             74,000           7.4

16th and Sandy(3)             Portland                  OR                 1995            1973             26,000           0.5

Allen Blvd.                   Beaverton                 OR                 1996            1973             42,000           2.6

Barbur Boulevard              Portland                  OR                 1995            1993             67,000           2.8

Beaverton                     Beaverton                 OR                 1985            1974             25,000           2.0

Denny Road                    Beaverton                 OR                 1989            1988             65,000           6.2

Division(4)                   Portland                  OR                 1996            1992             47,000           2.0

Gresham                       Portland                  OR                 1996            1996             64,000           4.4

Hillsboro                     Portland                  OR                 1996            1996             65,000           8.9

King City                     Tigard                    OR                 1987            1986             83,000           4.9

Liberty Road                  Salem                     OR                 1995            1993             54,000           4.4

Milwaukie(4)                  Milwaukie                 OR                 1996            1990             62,000           3.3

Oregon City                   Portland                  OR                 1995            1992             57,000           3.2

Portland                      Portland                  OR                 1988            1988             49,000           2.1

Salem                         Salem                     OR                 1983          1979/81            67,000           3.8

                                                   PROPERTYSTATE/                                   APPROXIMATE NET
PROPERTY NAME                 PROPERTY LOCATION       COUNTRY          OWNED SINCE     YEAR BUILT   RENTABLE SQUARE FEET   ACREAGE
-------------                 -----------------    --------------      -----------     ----------   --------------------   -------
Airport                       Philadelphia              PA                 1986            1985             96,000           6.7

Edgemont                      Philadelphia              PA                 1995            1992             64,000           5.5

Painter's Crossing(16)        Philadelphia              PA                 1998            1998             49,000           3.3

West Chester(12)              West Chester              PA                 1986            1980             84,000           7.0

Franklin(8)                   Nashville                 TN                 1995            1995             55,000           3.3

Hermitage(7)                  Nashville                 TN                 1995            1995             65,000           2.8

Hickory Hollow(9)             Nashville                 TN                 1997            1997             46,000           2.5

Medical Center(6)             Nashville                 TN                 1994            1995             60,000           2.3

Rivergate(8)                  Nashville                 TN                 1996            1996             46,000           4.7

Stones River(11)              Murfeesboro               TN                 1998            1998             39,000           3.3

Sycamore(10)                  Memphis                   TN                 1998          1984/88            45,000           3.1

Winchester(10)                Memphis                   TN                 1998            1988             65,000           8.9

Wolfchase(10)                 Memphis                   TN                 1997            1997             39,000           1.8

Arlington/Forum 303           Arlington                 TX                 1986            1984             57,000           2.7

Bandera Road                  San Antonio               TX                 1988            1981             75,000           3.6

Bedford                       Bedford                   TX                 1985            1984             69,000           2.7

Beltline Road                 Irving                    TX                 1989          1985/86            68,000           6.3

Blanco Road                   San Antonio               TX                 1988          1989/91            66,000           3.6

Champions                     Houston                   TX                 1998            1998             65,000           3.7

East Lamar                    Arlington                 TX                 1996            1996             43,000           3.0

Federal                       Houston                   TX                 1988            1988             55,000           3.4

Fredicksburg                  San Antonio               TX                 1987          1978/82            82,000           4.5

Georgetown                    Austin                    TX                 1997            1996             58,000           4.1

Greenville(16)                Dallas                    TX                 1998            1998             61,000           2.8

Henderson Pass                San Antonio               TX                 1998            1995             46,000           2.5

Highway 78                    San Antonio               TX                 1998            1997             55,000           4.4

Hill Country Village          San Antonio               TX                 1985            1982             79,000           4.0

Hillcroft(12)                 Houston                   TX                 1991            1988             59,000           3.4

Hurst                         Hurst                     TX                 1987            1974             67,000           4.7

Imperial Valley               Houston                   TX                 1988            1987             54,000           3.1

Irving/MacArthur Blvd.(13)    Irving                    TX                 1985          1975/84           141,000          11.4

Kingwood                      Kingwood                  TX                 1988            1988             54,000           3.3

Lewisville                    Dallas                    TX                 1997            1997             62,000           4.0

McArthur Crossing             Irving                    TX                 1996            1996             65,000           4.1

Medical Center                Houston                   TX                 1989            1989             57,000           2.6

Mission Bend                  Houston                   TX                 1995            1995             69,000           4.1

Nacodoches                    San Antonio               TX                 1998            1996             39,000           2.5

North Austin                  Austin                    TX                 1986            1982             67,000           5.9

Park Cities East              Dallas                    TX                 1995            1995             68,000           4.3

Parker Road                   Dallas                    TX                 1995            1995             65,000           3.5

Preston Road                  Dallas                    TX                 1997            1997             62,000           3.2

River Oaks(4)                 Houston                   TX                 1996            1989             67,000           2.4

Round Rock                    Austin                    TX                 1997            1995             55,000           3.6

San Antonio NE                San Antonio               TX                 1985            1982             74,000           3.6

Slaughter Lane                Austin                    TX                 1997            1994             76,000           4.6

South Cooper                  Arlington                 TX                 1996            1996             66,000           3.7

                                                   PROPERTYSTATE/                                   APPROXIMATE NET
PROPERTY NAME                 PROPERTY LOCATION       COUNTRY          OWNED SINCE     YEAR BUILT   RENTABLE SQUARE FEET   ACREAGE
-------------                 -----------------    --------------      -----------     ----------   --------------------   -------

Sugarland                     Sugarland                 TX                 1988            1987             55,000           3.0

T.C. Jester                   Houston                   TX                 1996            1990             64,000           2.8

Thousand Oaks                 San Antonio               TX                 1986            1987             53,000           2.9

Universal City(2)             San Antonio               TX                 1995            1985             82,000           5.1

Valley Ranch                  Coppell                   TX                 1997            1995             94,000           5.1

West U                        Houston                   TX                 1989            1988             60,000           1.8

Westheimer                    Houston                   TX                 1986            1977             73,000           3.7

Windcrest                     San Antonio               TX                 1996            1975             87,000           6.3

Woodforest                    Houston                   TX                 1996            1996             54,000           6.2

Woodlands                     Houston                   TX                 1988            1988             64,000           3.8

Southlake                     Dallas                    TX                 1998            1998             66,000           4.6

Bayside                       Virginia Beach            VA                 1988            1984             28,000           1.7

Burke                         Fairfax                   VA                 1996            1984             32,000           1.7

Cedar Road                    Chesapeake                VA                 1994            1989             36,000           2.1

Charlottesville               Charlottesville           VA                 1994            1984             32,000           2.1

Chesapeake                    Chesapeake                VA                 1996            1986             58,000           5.2

Crater Road                   Petersburg                VA                 1994            1987             36,000           3.8

Dale City                     Dale City                 VA                 1994            1986             31,000           1.6

Fairfax                       Fairfax                   VA                 1986            1980             62,000           5.6

Falls Church                  Falls Church              VA                 1987            1988             93,000           1.5

Gainesville                   Gainesville               VA                 1994            1988             31,000           2.0

Herndon                       Herndon                   VA                 1988            1985             39,000           3.0

Holland Road                  Virginia Beach            VA                 1994            1985             34,000           3.9

Jeff Davis Hwy                Richmond                  VA                 1994            1990             35,000           5.2

Kempsville                    Virginia Beach            VA                 1989            1985             33,000           2.0

Laskin Road                   Virginia Beach            VA                 1994            1984             39,000           2.5

Leesburg                      Leesburg                  VA                 1996            1986             28,000           1.6

Manassas E. & W.(13)          Manassas                  VA                 1988            1984             69,000           3.5

McLean(12)                    McLean                    VA                 1997            1997             38,000           4.2

Midlothian Turnpike           Richmond                  VA                 1996            1984             44,000           2.9

Newport News North            Newport News              VA                 1996            1986             59,000           3.8

Newport News. S               Newport News              VA                1985/92          1985             59,000           3.9

North Richmond                Richmond                  VA                 1988            1984             37,000           2.6

Potomac Mills(16)             Potomac Mills             VA                 1997            1997             69,000           3.8

Princess Anne Road            Virginia Beach            VA                 1994            1985             40,000           2.2

S. Military Highway           Virginia Beach            VA                 1996            1984             48,000           2.7

Cascades(16)                  Sterling                  VA                 1998            1998             63,000           7.7

Temple Avenue                 Petersburg                VA                 1994            1989             34,000           4.0

Virginia Beach                Virginia Beach            VA                 1989            1985             65,000           2.3

Auburn                        Auburn                    WA                 1996            1996             62,000           7.3

Bellefield                    Bellevue                  WA                 1996            1978             65,000           2.9

Bellevue East & West(13)      Bellevue                  WA                 1984            1975            165,000          10.8

Bellingham                    Bellingham                WA                 1981            1981             74,000           5.7

Bremerton                     Bremerton                 WA                 1997            1976             41,000           2.5

Burien                        Seattle                   WA                 1985            1974             92,000           5.3

Burien II                     Seattle                   WA                 1985            1979             60,000           3.0

                                                   PROPERTYSTATE/                                   APPROXIMATE NET
PROPERTY NAME                 PROPERTY LOCATION       COUNTRY          OWNED SINCE     YEAR BUILT   RENTABLE SQUARE FEET   ACREAGE
-------------                 -----------------    --------------      -----------     ----------   --------------------   -------
Canyon Park JV(5)             Bothell                   WA                 1996            1990             58,000           4.4

Capitol Hill(1)               Seattle                   WA                 1987            1988             71,000           0.7

Canyon Rd.                    Puyallup                  WA                 1996            1986             28,000           1.7

E. Bremerton                  Bremerton                 WA                 1996            1985             66,000           3.1

East Lynnwood                 Lynnwood                  WA                 1986            1978             80,000           3.8

Edmonds                       Edmonds                   WA                 1984          1974/75           121,000           6.5

Everett                       Everett                   WA                 1981            1978             63,000           4.2

Factoria                      Bellevue                  WA                 1984            1984             57,000           3.8

Factoria Square               Bellevue                  WA                 1996            1989             70,000           1.9

Federal Way                   Federal Way               WA                 1984            1975            134,000           5.7

Fife(14)                      Tacoma                    WA                 1984            1977             63,000           3.9

Hazel Dell(4)                 Vancouver                 WA                 1996            1989             56,000           3.4

Highland Hill                 Tacoma                    WA                 1981            1982             60,000           3.9

Issaquah                      Issaquah                  WA                 1985            1986             56,000           4.7

Kennydale                     Renton                    WA                 1996            1991             57,000           2.8

Kent                          Kent                      WA                 1997            1977             44,000           2.5

Lacey                         Olympia                   WA                 1997            1977             25,000           1.4

Lakewood 512(14)              Tacoma                    WA               87/88/91        1979/81           130,000          12.2

Lynnwood                      Lynnwood                  WA                 1997            1979             54,000           4.0

North Spokane                 Spokane                   WA                 1984            1976             78,000           4.1

Parkland                      Tacoma                    WA                 1997            1980             52,000           4.2

Pier 57                       Seattle                   WA                 1986            1912             59,000           0.3

Pt. Orchard                   Pt. Orchard               WA                 1997            1991             46,000           3.0

Renton                        Renton                    WA                 1984          1979/89            80,000           4.5

Redmond                       Redmond                   WA                 1998            1998             52,000           3.0

Salmon Creek                  Vancouver                 WA                 1997            1997             68,000           2.6

Sammamish(16)                 Redmond                   WA                 1998            1998             76,000           5.0

Shoreline/Aurora N.(13)       Seattle                   WA                 1986            1978            136,000           6.1

Smokey Point                  Arlington                 WA                 1987          1984/87            35,000           2.2

South Center                  Renton                    WA                 1985            1979             68,000           4.1

South Hill                    Seattle                   WA                 1995            1980             45,000           2.8

South Tacoma                  Tacoma                    WA                 1987            1975             46,000           3.1

Spokane                       Spokane                   WA                 1997            1976             49,000           2.6

Sprague(4)                    Tacoma                    WA                 1996          1950/89            52,000           2.8

Totem Lake                    Kirkland                  WA                 1984            1978             61,000           2.6

Vancouver Mall                Vancouver                 WA                 1980            1982             46,000           3.3

West Olympia                  Olympia                   WA                 1997            1978             30,000           2.2

West Seattle                  Seattle                   WA                 1997            1997             66,000           3.4

Whitecenter                   Seattle                   WA                 1980            1981             48,000           3.4

Woodinville                   Woodinville               WA                 1984          1982/84            70,000           3.5

Mill Creek                    Everett                   WA                 1998            1998             68,000           3.1

Lake Union                    Seattle                   WA                 1998            1998             49,000           2.1

Interbay                      Seattle                   WA                 1987            1988             84,000           0.4

Lake City(2)                  Seattle                   WA                 1995            1987             51,000           1.1

Aartselaar(15)                Brussels                Belgium              1997            1997             76,000           1.7

Forest(15)                    Brussels                Belgium              1995            1995             49,000           0.4

                                                   PROPERTY STATE/                                    APPROXIMATE NET
PROPERTY NAME                 PROPERTY LOCATION       COUNTRY          OWNED SINCE     YEAR BUILT   RENTABLE SQUARE FEET   ACREAGE
-------------                 -----------------    ---------------     -----------     ----------   --------------------   -------
Machelen(15)                  Brussels                Belgium              1997            1997             65,000           1.5

Molenbeek(15)                 Brussels                Belgium              1995            1995             34,000           0.5

Waterloo(15)                  Brussels                Belgium              1995            1995             86,000           3.5

Zaventem(15)                  Brussels                Belgium              1996            1996             75,000           3.0

Leuven(15)                    Brussels                Belgium              1998            1998             63,000           1.7

Overijse(15)                  Brussels                Belgium              1998            1998             49,000           1.4

Ghent(15)                     Brussels                Belgium              1998            1998             72,000           1.7

Montrouge(15)                 Paris                   France               1997            1996             59,000           1.4

Nice(15)                      Nice                    France               1997            1991             42,000           1.0

Varlin(15)                    Paris                   France               1997            1997             23,000           0.5

Jacobsberg(15)                Stockholm               Sweden               1998            1998             60,000           2.6

Kungens Kurva(15)             Stockholm               Sweden               1998            1998             72,000           6.8

Taby(15)                      Stockholm               Sweden               1998            1998             60,000           2.5

Rissne(15)                    Stockholm               Sweden               1998            1998             67,000           2.3

                                                                                                        ----------          -----
                                                                                           Total        20,474,000          1,192
                                                                                                        ==========          =====

-------------

(1)   We own a 90% interest in this property.

(2)   We own a 82.5% interest in this property.
      (Does not include general partner interest)

(3)   We own a 56.7% interest in this property.
      (Does not include general partner interest)

(4)   We own a 82.5% interest in this property.
      (Does not include general partner interest)

(5)   We own a 12.8% interest in this property.
      (Does not include general partner interest)

(6)   We own a 67% interest in this property.

(7)   We own a 50% interest in this property.

(8)   We own a 86% interest in this property.

(9)   We own a 84% interest in this property

(10)  We own a 86% interest in this property.

(11)  We own a 85% interest in this property.

(12) We do not have fee title, but have a long-term lease, with respect to the land on which this property is located.

(13)  These properties are now operated as one property.

(14)  Property is a business park.

(15)  We own a 13.06% interest in this property

(16)  We own a 10% interest in this property.

            The following table sets forth information by state regarding weighted average occupancy and weighted average rent per square foot for the domestic self storage properties owned by the Company for the years ended December 31, 1998, 1997 and 1996.


                        % OF 1998                AVERAGE OCCUPANCY                     AVERAGE RENT PER SQUARE FOOT
                        ---------       --------------------------------          --------------------------------------
  STATE                  REVENUE        1998          1997          1996           1998            1997            1996
-----------------       ---------       -----         ----          ----          ------          -----           ------

Arizona                     4%           77%           78%           78%          $ 9.38          $ 9.19          $ 9.21

California                 15            91            89            88            10.97           10.38           10.32

Florida                     7            83            85            85             9.80            9.00            8.41

Georgia                     5            75            83            86             9.87           10.07           12.18

Illinois                    4            85            90            94             9.60            9.25            8.60

Michigan                    6            89            89            91             8.23            7.88            8.09

New York                    4            88            88            89            18.35           17.25           15.98

Oregon                      4            84            81            84             9.19            8.81            8.34

Texas                      13            84            81            79             8.69            8.27            8.19

Virginia                    9            84            87            92            10.60            9.75            9.35

Washington                 18            87            90            90             9.90            8.87            8.41

Other                      11            78            77            85             9.72            9.40            9.99
                          ---           ---           ---           ---           ------          ------          ------

Weighted Average          100%           84%           86%           87%          $ 9.90          $ 9.37          $ 9.23

            The following table sets forth information for all domestic properties owned by the Company regarding weighted average occupancy and weighted average rent per square foot for the years ended December 31, 1998 through December 31, 1994.

                                              1998               1997               1996               1995               1994
                                           ---------          ---------          ---------          ---------          ---------
Weighted average occupancy                        84%                86%                87%                88%                89%
Weighted average rent per square foot      $    9.90          $    9.37          $    9.23          $    8.84          $    8.25

            Leasing of Properties. Rental units are usually rented on a month-to-month basis. The average rental period for a tenant is approximately
1.5 years. This average is comprised of the rental periods of business tenants, who tend to lease space for longer periods (approximately two to three years), and those of residential customers, who tend to lease space for shorter periods (approximately six months to a year). Rental income from leased space constitutes the primary revenue from such properties, but additional revenue is received from incidental services rendered at the properties, such as lock and box sales and truck rentals. Rental rates vary substantially depending on the size of the storage space, the property location, the quality of the property and the proximity of competition.

            Other Properties. The Company owns two business parks, both of which are located near Tacoma, Washington. The business parks were built in 1977 and 1979 and contain an aggregate of approximately 191,000 net rentable square feet. We also manage one additional business park for an unaffiliated owner. In addition, we own a property in downtown Seattle, Washington that, until 1997, was leased to a records storage company affiliated with our management, on terms approved by our disinterested directors. The building was then converted to self-storage and reopened for operations in 1998.

ITEM 3 - LEGAL PROCEEDINGS

            On April 6, 1998, a lawsuit was filed against Shurgard Storage Centers, Inc., in the Superior Court of California for Alameda County. The plaintiff is a California unincorporated association, the Consumer Justice Foundation, claiming to bring the action on behalf of the general public. The Complaint alleges that the late fees and lien fees collected by Shurgard are not liquidated damages but constitute an unenforceable penalty in violation of the California Business and Professions Code and the California Civil Code. The plaintiff further alleges that imposing late fees and lien fees constitutes an unfair business practice under the California Business and Professions Code. The plaintiff seeks restitution in an undisclosed amount, injunctive relief, as well as costs and attorneys' fees. It is too early to predict the impact, if any, this suit will have on our operating results. The Company intends to vigorously defend against the plaintiff's claims.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of shareholders during the fourth quarter of 1998.


                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

            The Company's common stock is traded on the NYSE under the symbol "SHU." As of February 26, 1999 there were 23,165 holders of record of our common stock and the reported NYSE closing price per share of common stock was $24.75.

            The table below sets forth for the fiscal periods indicated the high and low closing prices per share of Common Stock as reported in published financial sources, and distributions declared.


                                    PRICE PER SHARE OF
                                       COMMON STOCK                       DISTRIBUTIONS
                                   ---------------------
                                    HIGH           LOW                     DECLARED(1)
                                   ------         ------                  -------------

1998

   Fourth Quarter..............     27.25          24.50                    $.49
   Third Quarter...............     29.38          24.38                     .49
   Second Quarter..............     29.00          27.31                     .49
   First Quarter...............    $29.56         $27.50                     .49

1997
   Fourth Quarter..............     29.94          26.81                     .48
   Third Quarter...............     29.25          27.25                     .48
   Second Quarter..............     28.88          26.00                     .48
   First Quarter...............    $29.50         $27.63                     .48

-------

(1) Distributions declared by the Board of Directors based on financial results for the quarter specified.

            Holders of shares of common stock are entitled to receive distributions when declared by our Board of Directors out of any assets legally available for payment. We are required to distribute annually to our shareholders at least 95% of our "REIT taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income.

ITEM 6 - SELECTED FINANCIAL DATA

            The following selected consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K.

(in thousands, except per share data)
                                                                        COMPANY
                                      -------------------------------------------------------------------------     PREDECESSOR(1)
                                                                     AT OR FOR YEAR                                ----------------
                                                                     ENDED DEC. 31,
                                      -------------------------------------------------------------------------    JAN. 1 TO MARCH 1
                                         1998            1997            1996            1995            1994           1994
                                      ----------      ----------      ----------      ----------      ----------   ----------------
OPERATING DATA:
Total revenue                         $  159,254      $  140,434      $  110,399      $   96,771      $   66,921    $    12,368
Net income                                44,734          42,311          32,785          29,572          17,821         34,286

Net income per common share:(2)

   Basic                                    1.40            1.40            1.39            1.43            1.05          63.97
   Diluted                                  1.39            1.40            1.39            1.43            1.05          63.97
Distributions declared per
 common share:(2)

   Basic                                    1.95            1.91            1.41(5)         2.38(4)         1.02(3)      732.05
BALANCE SHEET DATA:
Total assets                           1,153,907         955,488         804,483         610,394         494,590        391,685
Total borrowings                         426,137         296,971         272,791         142,840         167,137            ---

----------

(1) The Predecessor information reflects the combination of the 17 partnerships operated prior to the March 1, 1994 consolidation.

(2) Predecessor "per share" information is net income and distributions per limited partner unit. Distributions for the period from January 1, 1994 to March 1, 1994 include the liquidating distribution made in connection with the Consolidation.

(3) Does not include the distribution of $.44 per share declared in January 1995 based on financial results for the quarter ended December 31, 1994.


(4) Includes distribution of $.44 per share declared in January 1995 based on financial results for the quarter ended December 31, 1994 as well as the special distribution of $.10 declared in November 1995.

(5) Does not include the distribution of $.47 per share declared in January 1997 based on financial results for the quarter ended December 31, 1996.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            Shurgard Storage Centers, Inc. is a fully integrated, self-administered, self-managed REIT headquartered in Seattle, Washington, specializing in all aspects of the self storage industry. As of December 31, 1998, we operated a network of 348 storage centers located throughout the United States and in Europe. Of these properties, we own, directly and through our subsidiaries and joint ventures, 318 operating properties (including 316 self storage properties), containing approximately 20.5 million net rentable square feet. Of the 318 operating properties, 302 are located in 20 states in the U.S. and 16 are located in Europe. Self storage properties offer low-cost, easily accessible storage space for personal and business uses.

            Our investment objective is to maximize shareholder value by increasing funds from operations through internal growth and through the acquisition and development of additional self storage properties. We believe that the experience of our management team in acquiring, developing, and operating self storage properties, our geographic diversification and our emphasis on quality will enhance our ability to achieve this objective.

            Our mission is to be the global leader in storage products and services. We believe we can obtain this goal by focusing on providing exceptional customer service and the highest quality products to our customers.

            We believe that in order to supply the best customer service in the industry, we must have employees who are responsive to customer needs. Accordingly, we promote employee empowerment and training programs, as well as personnel policies that attract quality people. We also promote entrepreneurial attitudes among our employees by encouraging the exchange of ideas on providing new ways to meet customers' needs. One product that is currently being offered as a result of this company culture involves bringing storage to the customer through "Shurgard to You". Shurgard To You is a program under which a Shurgard employee goes directly to the customers' home or business in order to rent a storage unit or deliver packing supplies depending on the customers need. This product is currently only available in select markets pending customer demand. Another strategy is to make the process of renting storage more convenient by placing kiosks in local malls at which a customer may rent either a storage unit or a container.

            As part of our focus on providing the highest quality products to our customers, we look for those storage centers that are located in well-populated retail areas. When entering a market, we seek dominant locations within specific three to five mile trade areas. "Dominant locations" refers to highly visible and accessible locations in retail corridors which create customer awareness. Through multiple locations of this kind within a metropolitan area, we establish brand recognition as well as economies of scale in operating our stores. We seek to own at least 15 stores in each of our markets in order to realize these efficiencies. To further enhance brand recognition, we strive to achieve a uniform look to our properties. This is accomplished through the use of signage, color schemes, quality of the building and our trademark "lighthouse" office design in new developments.

            Throughout the past four years we have expanded our portfolio of real estate properties and real estate based investments through the use of equity and debt capital. During 1998, we acquired eight and developed 24 new domestic centers directly or through joint ventures. Additionally, we opened three developments in Belgium and four in Sweden during 1998. The following discussion of operations provides additional comparative financial information and discussion of each of the areas of growth, including internal or same store growth, direct acquisitions, domestic development, European operations, property management operations and other forms of real estate investments. A discussion of capital expenditures, financing transactions and liquidity is also included.

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

********************************************************************************


INTERNAL GROWTH

            In 1998, we continued our focus on increasing net operating income from our existing real estate assets. The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing facilities acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full eight quarters as of the beginning of the fourth quarter. We include these newly developed storage centers in our Same Store comparison beginning the quarter following their second anniversary of opening. We project that newly developed properties will reach stabilization in an average of 21 to 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at December 31, 1998 and 1997.

    SAME STORE RESULTS
    (dollars in thousands except average rent)

                                                  YEAR ENDED DECEMBER 31,                     YEAR ENDED DECEMBER 31,(1)
                                     ---------------------------------------------   -------------------------------------------
                                        1998               1997         % CHANGE         1997              1996         % CHANGE
                                     -----------       -----------     -----------   -----------       -----------      --------
Rental revenue                       $   146,138       $   139,564        4.7%       $   112,068       $   106,463        5.3%
Property operating expenses(2)            41,025            41,329       (0.7)%           32,832            32,593        0.7%
                                     -----------       -----------                   -----------       -----------
Net operating income                 $   105,113       $    98,235        7.0%       $    79,236       $    73,870        7.3%
                                     ===========       ===========                   ===========       ===========
Avg. annual rent per sq.ft.(3)       $     10.08       $      9.65        4.5%       $      9.68       $      9.24        4.8%
Avg. sq.ft. occupancy                     88%               87%                           88%               88%
Total net rentable sq.ft              15,300,000        15,300,000                    11,500,000        11,500,000
No. of properties                        232               232                           172               172

------------

(1) This data has been re-stated from the 1997 Annual Report on Form 10-k to conform with our current definition of same stores.

(2) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.

(3) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.


            Similar to last year, the business trends in most of our markets continue to be positive. This is a direct reflection of the strength of the demand in most of our trade areas and the quality of our stores and our people. During 1998, we experienced increased competition in several of our markets where competitors have opened in the vicinity of some of our stores. Markets impacted by this increased competition include Atlanta, South Florida, and Tennessee. We believe that the quality of our storage centers as well as our geographic diversity helps mitigate the impact of competition in individual markets. Market conditions in California, Illinois, and Virginia contributed to above average revenue increases.

            Various programs are utilized to obtain and keep storage customers and thus maximize property revenue. Providing the best customer service requires exceptional employees and on-going quality training. Personnel are trained in all aspects of storage operations from operating the computer system and renting a unit to analyzing demand and pricing strategies. They are also trained and authorized to make substantially all pricing and customer service decisions on-site, with reference to our values and mission statement. These training and personnel programs are continually evaluated and improved upon to help in the retention and recruitment of store level employees. Last year at this time, we anticipated a very real challenge in the recruitment of store level employees. We responded by improving our benefits and compensation programs in order to attract and retain quality store managers. As a result, our turnover and retention rates improved 15.4% in 1998 over 1997. We are seeing continuing tight labor markets.

            Net operating income has risen over the last three years due to increases in revenue, which are a function of changes in rental rates and occupancy. While storage has a seasonal trend, spring and summer being peak occupancy periods, the cycle is annual and the revenue trend from 1996 to 1998 reflects general market changes. Revenue gains from 1996 to 1997 resulted entirely from rental rate increases, while gains from 1997 to 1998 resulted primarily from rate increases with slight occupancy improvements.

            Direct operating expenses were down slightly in 1998 compared to 1997 due to several factors. Increases in personnel costs were offset by decreases in repairs and maintenance due to lower weather related expenditures in 1998 when compared to 1997. We expect this trend to turn around in 1999, as the winter of 1998 was unusually mild. Additionally, property insurance was down slightly due to improved rates and market conditions, which are unlikely to continue to decline. Direct operating expenses remained stable from 1996 to 1997 as increases in personnel costs and real estate taxes were offset by decreases in yellow pages advertising and an extensive expense control focus by field personnel.


            One way we are making storage more convenient for the customer is through the addition of Shurgard Storage Stops in major malls. These kiosks (sales counters located in the center of malls) are staffed with trained sales representatives who are available to answer questions about both self storage and containerized storage. They have computer links to area storage centers through which they can give rate and availability information and lease units or containers to customers on the spot.

We currently have five kiosks in three key markets: Portland, Chicago, and the Seattle metropolitan area. Expenses related to this new sales channel, which is in its second year of operations, are included in same store operating results as of December 31, 1998. During 1998, we rented approximately 380 Shurgard To Go containers (see OTHER REAL ESTATE INVESTMENTS-Containerized Storage), 1400 self storage rentals and generated approximately $25,000 in retail sales.

            On April 6, 1998, a lawsuit was filed in the state of California against Shurgard Storage Centers Inc., alleging that our late fees and lien fees constitute an unfair business practice. It is too early to predict the impact, if any, this suit will have on our operating results. Our late fee revenue in California or other states could be negatively impacted if we were to change our practices. See Part I, Item 3: Legal Proceedings.



    NEW STORES

            Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired as of January 1 the previous year as well as domestic developed properties that have not been operating a full eight quarters.

    NEW STORE RESULTS
    (Dollars in thousands except average rent)

                                         YEAR ENDED                  YEAR ENDED
                                         DECEMBER 31,               DECEMBER 31,
                                     --------------------      --------------------
                                       1998         1997         1997         1996
                                     -------      -------      -------      -------
Rental revenue                       $21,579      $ 7,193      $34,689      $ 6,828
Property operating expenses(1)         9,167        3,430       11,927        3,123
                                     -------      -------      -------      -------
Net operating income                 $12,412      $ 3,763      $22,762      $ 3,705
                                     =======      =======      =======      =======
No. of properties                         69           69           95           95
No. of property months(2)                667          245          969          276

---------------

(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.

(2) Represents the sum of the number of months we operated each property during the year.

        Increases from year to year in net operating income (NOI) for the new store portfolio reflect the greater number of property months included for the periods presented. Although this increase gives some indication of how much of our overall NOI growth results from this segment, it is not a good method of evaluating the performance of assets within this segment. We use several different methods when evaluating the performance of assets in this segment. Acquisitions in this portfolio are evaluated based on the yield on invested cost, while development properties are evaluated based on comparisons of actual results to pro forma NOI for the appropriate period from opening or at stabilization. The performance of our acquisitions and developments are discussed in the sections that follow.


DOMESTIC ACQUISITIONS

            Although availability of capital and competition has in many cases driven acquisition prices up, we have continued to selectively seek acquisition opportunities for high quality storage centers that meet our investment standards. We have limited our efforts to pursue only those centers that enhance our existing network of stores (i.e. establish greater market presence or expand an established market to create greater economies of scale) and thus can be efficiently managed and operated. The operating results of our acquisitions are presented in the tables below in order to show the impact of our operating strategies since the acquisition date. For a discussion of partnership units acquired, see OTHER REAL ESTATE INVESTMENTS.

RESULTS OF 1998 ACQUISITIONS
(dollars in thousands except average rent)

                                     YEAR ENDED
                                    DEC. 31, 1998
                                    -------------
Rental revenue                       $  1,552
Property operating expenses(1)            587
                                     --------
Net operating income                 $    965
                                     ========
Avg. annual rent per sq.ft.(2)       $   8.40
Avg. sq.ft. occupancy                      91%
Total net rentable sq.ft              347,000
Number of properties                        7
Number of property-months(3)               53
Purchase price                       $ 15,658

-----------

(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred such as off-site management personnel.


(2) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.

(3) Represents the sum of the number of months we operated each property during the year.

            During 1998, we purchased seven storage centers totaling 450,000 net rentable square feet for a total cost of $23.8 million (including the cost associated with the related non-competition agreements). We also acquired a leasehold in an existing self storage center containing 41,000 net rentable square feet for $1.2 million. These acquisitions were located as follows: one in Arizona, one in California, one in Indiana, two in Tennessee, and three in Texas. The California property was purchased on December 22, 1998, and therefore had no material impact on our operations and has been excluded from the table above. The 1999 projected yield on these properties is 10.5%-11% (calculated as projected 1999 net operating income less lease payments divided by purchase price). These projections are based on numerous assumptions and actual results may vary due to the factors discussed in the OVERVIEW.

RESULTS OF 1997 ACQUISITIONS
(dollars in thousands except average rent)

                                                       YEAR ENDED DEC. 31,
                                        -----------------------------------------------------
                                           1998                1997              % CHANGE
                                        ----------          ----------           --------
Rental revenue                          $    9,353          $    4,142             125%
Property operating expenses(1)               3,206               1,600             100%
                                        ----------          ----------
Net operating income                    $    6,147          $    2,542             142%
                                        ==========          ==========
Avg. annual rent per sq.ft.(2)          $     7.85          $    7. 83
Avg. sq.ft. occupancy                           83%                 81%
Total net rentable sq.ft                 1,314,000           1,314,000
Number of properties                            23                  23
Number of property-months(3)                   276                 128
Purchase price                          $   65,600


----------

(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred such as off-site management personnel.


(2) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.

(3) Represents the sum of the number of months we operated each property during the year.

            During 1997, we purchased 23 storage centers totaling 1.3 million net rentable square feet for a total cost of $65.6 million (including related non-competition agreements). These acquisitions were located as follows: two in Arizona, one in California, one in Florida, two in Georgia, one in Indiana, one in Illinois, three in Michigan, four in Texas, and eight in Washington. Several of these properties were newly constructed and still renting up when they were acquired and thus their average occupancy and yield are lower than most acquisitions. The 1998 yield on these 23 properties was 9.4% (calculated as actual 1998 net operating income divided by purchase price).

RESULTS OF 1996 ACQUISITIONS
(dollars in thousands except average rent)

                                                      YEAR ENDED DEC. 31
                                        -----------------------------------------------
                                           1998                1997            % CHANGE
                                        ----------          ----------         --------
Rental revenue                          $   20,470          $   20,158            1.5%
Property operating expenses(1)               5,572               5,839           (4.6)%
                                        ----------          ----------
Net operating income                    $   14,898          $   14,319            4.0%
                                        ==========          ==========
Avg. annual rent per sq.ft.(2)          $     9.22          $     8.92
Avg. sq.ft. occupancy                           87%                 88%
Total net rentable sq.ft                 2,400,000           2,400,000
Number of properties                            40                  40
Number of property-months(3)                   480                 480
Purchase price                          $  131,600

--------------

(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred such as off-site management personnel.

(2) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.

(3) Represents the sum of the number of months we operated each property during the year.

            In 1996 we purchased 40 storage centers, four in which we previously owned a 30% interest. Thirty-seven of these properties, totaling 2.3 million net rentable square feet, were purchased on November 14, 1996, through the acquisition of three affiliated partnerships (the IDS Partnerships). We paid approximately $122 million for the 33 storage centers and the remaining 70% interest in the four centers mentioned above. The purchase, which included $1.6 million in net liabilities and approximately $3 million in transaction costs, was funded through cash ($59 million) and the issuance of stock ($64 million). Additional acquisitions included two properties located in the greater Seattle, WA metropolitan area, and one located in Atlanta, GA. These three properties cost $6.4 million and added approximately 135,000 net rentable square feet to our portfolio. The 1998 yield on all 1996 acquisitions was 11.3% (calculated as actual 1998 net operating income divided by purchase price). These 1996 acquisitions are included in our Same Store results.

            In accordance with Emerging Issues Task Force 97-11 (EITF 97-11), "Accounting for Internal Costs Related to Real Estate Property Acquisitions", we have expensed all internal pre-acquisition costs from April 1998 to December 31, 1998, totaling approximately $300,000, which has been included in our operating expenses.


DOMESTIC DEVELOPMENT

            Our long-term growth plan includes significant development of new storage centers in markets in which we currently operate. This is primarily due to our focus on maintaining high quality standards and consistent building design to develop brand awareness. Implementation of this development strategy is expected to continue at least through 1999. Each development project progresses through a series of review processes from initial review, through due diligence, final review and finally to the land purchase and construction. We believe the success of this strategy has been greatly enhanced as a result of the substantial experience we, or our predecessors, have gained through the development of over one third of our properties.

            We opened 24 domestic storage centers in 1998, and, when all phases are complete, these 24 projects will total approximately 1,206,000 net rentable square feet with an estimated total cost of $90.6 million. Of the 24 stores opened, one was developed through our California joint venture, four were developed through our Tennessee and Florida joint ventures, while another ten were contributed to Shurgard/Fremont Partners I (SFPI) in which we own a 10% interest (see NEW DEVELOPMENT FINANCING ARRANGEMENT). We intend to finance the majority of our on-going development through similar relationships.

            The 17 storage centers opened in 1997 (six of which were contributed to SFP1 and seven of which were developed through our Tennessee and Florida joint ventures), representing 1,181,000 net rentable square feet, averaged 68% occupancy for the month of December 1998. These 1997 developments together generated $4,468,000 in net operating income for the 12 months of 1998. For the one month ended December 31, 1998 these developments had net operating income of $487,000 which represents 68% of projected monthly NOI at stabilization. We estimate these developments opened in 1997 will reach projected stabilized monthly NOI in an average of 21 to 24 months. The proforma average annual yield on the estimated total cost of these projects is 11.5% to 12.5% assuming the projects reach 85% occupancy at proforma rates.

            We can give no assurance that these projections regarding the 1997 development projects will occur. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor, and marketing, among others, increase more than projected.

            In addition to the above completed developments, we had 16 storage centers under construction (five of these are being developed in California and Florida through joint ventures) as of December 31, 1998. As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at December 31, 1998.

                                                 Number of                        Estimated Completed
                                                 Projects                         Cost of Projects
                                                 --------                         --------------------
New Domestic Developments:
    Construction in progress                        16                              $87.3 million
    Land purchased pending construction              5                              $22.1 million
Expansion of Existing Properties:
    Opened during 1998                               2                               $4.3 million
    Construction in progress                         6                              $10.2 million

            We believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for our pro-rata interest in developments was $1,489,000 (net operating income of $5,467,000 less $6,956,000 of interest at 8.5% interest on invested capital) for 1998 compared to $2,507,000 in 1997 and $1,931,000 in 1996. The rent-up deficit for a typical $3.8 million project, assuming it takes 24 months to rent-up and is financed with debt at 8.5%, is estimated to be approximately $300,000 in the first year of operations. The total cost of a development varies significantly based on the cost of the land. The cost of some future projects may be higher than the typical project described above based on the markets in which we develop those future sites. The amount of rent-up deficit and the timing of positive cash flow cannot be predicted with certainty as it is based on a number of factors including length of rent-up, ability to collect stated rental rates on leased units, actual operating expenses incurred, and the time of year a property opens. Another result of this rent-up period is a decrease in our operating margins as new property expenses are added but the related revenue stream does not hit stabilized levels until occupancy reaches 85%.

            We currently anticipate opening 30-35 domestic developments in 1999 including the 21 listed in the table above. The actual number of projects could be reduced by zoning and permitting delays outside of our control, increased competition for sites, delays during construction caused by, among other things, weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

            In addition to utilizing the experience of our in-house real estate development personnel, in the past few years we have begun establishing relationships with quality storage operators outside our current markets. We believe that the most efficient way to operate storage centers is to saturate a market to create brand awareness and allow certain economies of scale in operation processes and advertisement. These relationships create an instant presence in a new market as affiliate owned centers begin using the "Shurgard" name. In exchange for the use of our name, computer systems and general operations support services, the affiliate pays us an affiliation fee of 2% of revenue. Additionally, these affiliation agreements provide the framework for the joint development of additional storage centers, allowing us to take advantage of the local operator's market knowledge. We have signed three such affiliation agreements, which include (1) an agreement with a Tennessee developer that opened three jointly developed centers in 1995, one in 1996, two in 1997, and two in 1998; (2) an agreement with a Florida developer that opened five jointly developed centers in 1997, one in 1998, and has four additional properties under development; and (3) a joint venture with a California developer that began its first joint developments in 1997 of which one jointly developed center opened in 1998, and one additional property is under construction. The California developer does not have an existing presence in the market, and therefore, we will manage the properties on behalf of the joint venture. We receive our standard property management fee for this service. (For further discussion see OTHER REAL ESTATE INVESTMENTS.)



NEW DEVELOPMENT FINANCING ARRANGEMENT

            On May 29, 1998, we formed a partnership, Shurgard/Fremont Partners I (SFP1), with Fremont Realty Capital L.L.C. (Fremont). The general partners of SFP1 consist of one of our wholly owned subsidiaries and an affiliate of Fremont. Through our subsidiary, we have a 10% equity interest and the Fremont affiliate has a 90% equity interest in SFP1. All major decisions by SFP1 require approval of both partners. SFP1 has obtained a non-recourse credit facility from a commercial bank of up to $47.9 million, secured by the properties owned by SFP1.

            Under the terms of the agreements executed in connection with the formation of SFP1, we contribute properties to SFP1 shortly after construction is completed. We are reimbursed at cost for all expenses incurred in developing the properties contributed to SFP1 (including a 5% reimbursement for capitalized internal costs). Fifteen properties were contributed to SFP1 during 1998. We were reimbursed $60.4 million related to the contribution of these properties.

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

            During the fourth quarter, we reached an agreement in principle with an institutional investor to form a similar joint venture partnership for the purpose of acquiring up to $105 million of new self-storage properties developed by Shurgard. We anticipate finalizing the agreement in the first quarter of 1999.


EUROPEAN OPERATIONS

            In March 1997, we entered into a joint venture agreement with two unaffiliated entities. We have a minority interest (9.15%) in this joint venture, which borrowed $19 million to purchase a majority limited partner interest in SSC Benelux & Co., SCS (Benelux SCS), thus reducing our equity position in Benelux SCS from 85.6% to 12.5%. This transaction resulted in the return of $9.3 million for loans we had made to Benelux SCS. We, together with one of our partners, have the right to increase our participation in the joint venture through an equity contribution. In July 1998, we increased our participation in the joint venture by purchasing an additional interest from a joint venture partner for $300,000, which raised our equity position in Benelux SCS to 13.06%. We had invested $6.9 million and $2.2 million in Benelux SCS, for the years ended December 31, 1996 and 1997, respectively. As of December 31, 1998, Benelux SCS was operating in Belgium, Sweden, France and the United Kingdom. As a result of SSCI's investment in Europe, we face certain risks inherent in international business operations, including currency risks, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, difficulties in staffing and managing international operations, potentially adverse tax burdens, obstacles to the repatriation of earnings and cash, and the burdens of complying with different permitting standards and a wide variety of foreign laws.

            The self-storage industry is not yet well established in much of Europe; we believe this presents us with the opportunity to become a dominant player. We are, however, seeing other industry players entering the Europe markets. Benelux SCS and its subsidiaries have established expansion plans that focus in four markets: the Benelux region, France, Scandinavia and the UK.

            Our pro rata portion of operating losses for European operations was $412,000, $402,000, and $1,173,000, for the years ended December 31, 1998, 1997, and 1996, respectively. Although the operations of existing stores are improving, we believe Benelux SCS will continue to produce losses through 2001 as financing costs and start up losses of the additional stores and overhead costs necessary to carry out current expansion plans will exceed operating income.


                              European Development

            Our strategy is to quickly dominate markets we enter by building a network of high quality storage centers that can be managed with economies of scale. There are few storage centers of acceptable quality available for acquisition, so our European joint venture has focused on a strategy of in-house development for most of our European stores. Through this strategy, we are able to maintain high quality standards and consistent building design to develop brand and product awareness. Each development project progresses through a series of review processes from initial review, through due diligence, final review and finally to the land purchase and construction. We believe the success of this strategy has been greatly enhanced as a result of the substantial experience we gained through the development of over 80% of our European properties, as well as one third of our U.S. properties. We opened seven storage centers in 1998 and two in 1997. The following table summarizes European development by country in U.S. dollars:

                                                                          Total Net
                             Number of           Estimated             Rentalable Sq. Ft.
                             Properties          Total Cost              when complete
                             ----------          ----------            ------------------

OPENED IN 1998
Belgium                          3              $12.1 million               185,000

Sweden                           4              $17.8 million               260,000

OPENED IN 1997
Belgium                          2              $7.8 million                135,000


            The seven storage centers opened in 1998, will total approximately 445,000 net rentable square feet when all phases are complete and will cost an estimated $29.9 million. These storage centers averaged 16% occupancy for the month of December and together generated $28,000 in net operating loss.
Although it is too early to project rent-up periods for these projects, they are renting up as expected.

            The two storage centers opened in 1997, averaged 64% occupancy for the month of December and together generated $224,000 in net operating income for the 12 months of 1998. For the month ended December 31, 1998 these developments had net operating income of $44,000 which represents 59% of projected monthly NOI at stabilization (as measured in the relevant local currency). These developments on average appear to be renting up at a quicker rate than stores opened prior to 1997.

            Because of the newness of storage to the European market, the rent-up period for storage centers developed prior to 1998 has been longer than that of domestic development projects. During the rent up and initial product introduction period, rental rates are below those we anticipate at stabilization. As each center reaches stabilized occupancy, management's focus will change from increasing occupancy to increasing rates. The proforma average annual yield on the estimated total cost of the projects in the above table is 11% to 15% assuming the projects reach 85% occupancy at current rates.

            There can be no assurance that these projections regarding European development projects will occur. Assumed occupancy levels and rates could be adversely affected if we experience competition from other self-storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor, and marketing, among others, increase more than projected or if there are significant changes in the exchange rates.

            In addition to the above completed developments, we have one European storage center currently under construction in Sweden, and have purchased five sites in the U.K. In order to compete for sites in the United Kingdom, we have departed from our general policy of purchasing land only after the permitting process is complete. As a result, we have undertaken the additional risk that we may be unable to complete the permitting process and cannot sell the property at a profit. The following table summarizes European development projects in progress at December 31, 1998:

                                              NUMBER OF            ESTIMATED COMPLETED COST OF         ACTUAL COST AT
                                              PROJECTS                     PROJECTS                   DECEMBER 31, 1998
                                              ---------            ---------------------------     -----------------------
NEW DEVELOPMENTS:
    Construction in progress                      1                       $4.23 million               $1.9 million
    Land purchased pending construction           5                       $34.3 million                $17 million
EXPANSION OF EXISTING PROPERTIES:
    Construction in progress                      2                        $1.4 million               $0.8 million


            In the current state of the European self storage market, we believe that a strategy of growth through development will result in superior returns over the long-term. However, as discussed earlier, this development strategy creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion, see DOMESTIC DEVELOPMENT.

            We currently anticipate opening 10 to 15 European developments in 1999 including the six listed in the table above. The actual number of projects could be reduced due to zoning and permitting delays outside of our control, increased competition for sites, delays during construction caused by, among other things, weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.


                              European Acquisitions

            During 1997, we purchased three storage centers in France totaling 116,000 net rentable square feet at a total cost of $7.9 million. One of these storage centers was located in Nice while the other two were located in Paris. The properties in Paris were recently completed and were still in the rent-up phase at the time of acquisition.


RESULTS FOR 1997 ACQUISITIONS
                                                US DOLLAR                           FRENCH FRANCS
                                        -----------------------------------------------------------------
(dollars in thousands                     YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
except average rent)                       1998              1997                  1998             1997
                                        --------          --------          ------------         --------
Rental revenue                          $  1,626          $    436              FF 9,519         FF 2,825
Property operating expenses(1)             1,053               367                 6,279            2,378
                                        --------          --------          ------------         --------
Net operating income                    $    573          $     69              FF 3,240         FF   446
                                        ========          ========          ============         ========


Avg. annual rent per sq.ft.(2)          $  20.02          $  19.80                FF 123           FF 119

Avg. sq.ft. occupancy                         64%               45%                   64%              45%
Total net rentable sq.ft                 116,000           116,000               116,000          116,000
# of property-months(3)                       33                12                    33               12
Purchase price                         $7.9 million                        FF 44,200 million

(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred, such as off-site management personnel.

(2) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.

(3) Represents the sum of the number of months we operated each property during the applicable period

            We believe these French stores are on track to reach a yield at stabilization in excess of 13% (based on achieving 85% occupancy at current rates). These projections are based on numerous assumptions and actual results may vary due to uncertainties including the risk that competition from new self storage facilities or other storage alternatives may cause rents to decline and may cause occupancy rates to drop. Actual results may differ if increases in labor, taxes, and other operating and construction expenses occur. Additionally, there is foreign currency exchange risk.

                         European Same Store Operations

            Our definition for European same stores includes existing facilities acquired as of January 1 the previous year as well as developed properties that have been operating a full eight quarters as of the beginning of the fourth quarter. The definition for European same stores reflects the longer rent-up period for European storage centers as compared to domestic storage centers. The following table summarizes same store operating performance for the years ended December 31, 1998 and 1997.


(dollars in thousands except average rent)

                                                   YEAR ENDED DECEMBER 31,
                                        --------------------------------------------
                                          1998              1997            % CHANGE
                                        --------          --------          --------

Rental revenue                          $  2,018          $  1,220                65%


Property operating expenses(1)               897               780                15%
                                        --------          --------


Net operating income                    $  1,121          $    440               154%
                                        ========          ========


Avg. annual rent per sq.ft.(2)          $  11.00          $   9.50                16%

Avg. sq.ft. occupancy                         86%               75%

Total net rentable sq.ft                 234,000           234,000

# of properties                                4                 4

----------

(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.

(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

            In 1998, we increased rental rates of same stores an average of 16% when measured in U.S. dollars and 19% in local currency. This achievement brings the rental rates to the levels we anticipated upon investing in the storage centers and can be linked to increased product awareness in the market, which was obtained through extensive marketing efforts.

OTHER REAL ESTATE INVESTMENTS

            The following table shows income (loss) from other real estate investments for the years ended December 31, 1998, 1997, and 1996.



INCOME (LOSS) FROM OTHER REAL ESTATE INVESTMENTS

(dollars in thousands)

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                       1998             1997             1996
                                      -------          -------          -------
Containerized storage                 $(3,133)         $(1,423)         $   (10)
Joint ventures                           (135)            (172)              82
Participating mortgages                 1,639            1,591            1,332
Other partnership investments               1              229            1,967
                                      -------          -------          -------

            Total                     $(1,628)         $   225          $ 3,371
                                      =======          =======          =======


                              Containerized Storage

            We are continually exploring new ways to serve our customers' storage needs. One of the recent ways we have broadened our ability to meet customer needs is by bringing storage directly to the customer through containerized storage. Weatherized 8'x5'x8' storage containers are delivered to customers for packing. The containers are then picked up and delivered to a warehouse where they are stored. Customers may access their storage container in a showroom at the warehouse or have it redelivered to their home. In addition to the monthly rental charge, service fees may be charged for the transportation of the container. This business venture, which was initially tested in the Seattle, WA market, is now operating in five major U.S. markets, including Seattle, Portland, San Francisco, Atlanta, and Chicago. During 1999, Shurgard Storage To Go, Inc. (STG) does not intend to open any additional warehouses, but will concentrate on maximizing revenue growth through effective marketing and pricing strategies and optimizing warehouse capacity and logistics.

            At December 31, 1998, STG had 3,631 containers rented with an average rental rate of $61 per container. STG has adjusted its rate structures in order to be more competitive and to maximize revenues.

            At December 31, 1998, we had invested $4.5 million in STG. SSCI owns only nonvoting stock in STG, which is not a qualified REIT Subsidiary and is subject to corporate level tax. We have committed to lend up to $9 million under an unsecured five year note to fund negative cash flow during the rent up stage. At December 31, 1998, $6.3 million was outstanding. We also currently guarantee $12.8 million in lease obligations. In 1998, our pro rata percentage of STG losses was $3.1 million. We expect to reduce our pro-rata portion of these losses to $1.5 million for 1999. This projected 1999 loss is based on several assumptions including meeting the projected number of container rentals, and lengthening the average customer rental period. There is of course no assurance that this expectation will be met as numerous factors affect profitability. These factors include the possible inability to attract new customers, the expense of sales and marketing efforts, the potential of new competition (both containerized and other forms of storage) entering our markets, and the possibility that customers may not be willing to pay the rates projected.

                                 Joint Ventures

            Pursuant to our affiliation agreements with two storage operators, we have entered into 17 joint ventures which have developed or acquired 22 properties. Twelve of these properties are located in the Nashville and Memphis, Tennessee metropolitan area, and 10 are in Orlando, Florida. Our economic interest in these joint ventures ranges from 50% to 90%. We have guaranteed $14 million of loans, our pro-rata portion of certain joint venture loans. Losses for these joint ventures totaled $135,000 in 1998 due to the addition of new properties added during the year offsetting earnings on stabilized properties. Six new properties were added during 1998, however, five were added late in 1998 and had no significant impact on the operating losses in 1998. In 1997, these joint ventures had operating losses of $172,000 compared to earnings of $82,000 in 1996. Funds from operations, as defined below, for these joint ventures totaled $1,174,000 in 1998, $397,000 in 1997 and $234,000 in 1996, respectively.
Performance related to stores developed through these joint ventures is discussed in DOMESTIC DEVELOPMENT. The table below summarizes certain financial information related to the joint ventures described above.



(dollars in thousands)

                                                              YEAR ENDED DECEMBER 31, 1998(1)
                                                          --------------------------------------
                                                            1998              1997          1996
                                                          --------          --------      -------
      JOINT VENTURES

Net operating income                                      $  2,891          $  1,129      $   421
Total assets                                              $ 51,232          $ 34,353      $18,515
Total debt                                                $ 32,292          $ 17,050      $ 7,653
Number of operating property months(2)                         166                81           36
Number of operating properties                                  16                10            3
Number of properties under construction                          4                 3            5

(1) Dollar amounts represent our pro rata portion of NOI, assets and debt based on our ownership percentage.

(2) Represents the sum of the number of months we operated each property during the applicable period.

            We have entered into an agreement with a California developer under which it will purchase sites in southern California and construct storage centers on them according to our specifications. Upon completion of the construction, we will manage the property for, in most cases, two years at which time the property will be contributed, subject to outstanding debt, into a newly formed corporation in which we will be the majority shareholder through the contribution of cash sufficient to pay development costs. The developer's interest in the newly formed corporation will be based upon a predetermined formula and the current value of the property. At December 31, 1998, we had guaranteed $15.6 million in outstanding debt for two properties related to this agreement and will guarantee additional amounts as future properties are developed.

                             Participating Mortgages

            We have $13.3 million invested in three participating mortgage loans. All three mortgages are non-recourse to the borrower and are secured by real estate, including four storage centers and office/warehouse space. The first two mortgages total $11.9 million, bear interest at 8%, and mature in December 2004. The third loan is for $1.4 million, bears interest at 10%, and matures in October 1999. Additionally, we receive contingent interest payments from all the mortgaged properties equal to 50% of both operating cash flow and distributions from the gain on sale of real property, as defined. We have options to purchase the properties at established prices, generally exercisable in 1999 and extending until maturity of the loans.


                                      Other

            During 1998, we purchased 18 Limited Partner units in Shurgard Institutional Fund LP, from unaffiliated third parties, for $22.6 million in cash ($21.2 million, net of cash received). We now own 22 of 25 units and are entitled to 88% of this partnership's limited partner distributions. Three out of these 22 units were purchased in 1997 from an unaffiliated third party, for $3.7 million in cash. We continue to own a general partnership interest in this partnership. Due to our majority interest, effective September 24, 1998, Shurgard Institutional Fund LP is consolidated for financial statement purposes. Prior to this date, earnings were included in income from other real estate investments.

            During 1997, we purchased from an unaffiliated third party, for $2.1 million in cash, two limited partnership units in Shurgard Institutional Fund LP II, an affiliated partnership. We now own 5.5 units and are entitled to 57% of limited partner distributions. Due to our majority interest, effective September 16, 1997, Shurgard Institutional Fund LP II is consolidated for financial statement purposes. Prior to this date, earnings were included in income from other real estate investments.

            In 1996, we made a tender offer for the limited partnership units in the IDS Partnerships. On September 13, 1996, we purchased approximately 42%, 32% and 42% of the outstanding limited partnership units of IDS/Shurgard Income Growth Partners L.P., IDS/Shurgard Income Growth Partners L.P. II, and IDS/Shurgard Income Growth Partners L.P. III, respectively, for a total of $40 million. On November 14, 1996, we completed the acquisition by merging with the IDS Partnerships. For the two months we owned the units of the IDS Partnerships in 1996, earnings from this investment totaled $1.4 million. These earnings were included in income from other real estate investments.




OTHER INCOME AND EXPENSES

            Interest expense increased $8.2 million from 1996 to 1998 due to an increase in the outstanding debt balance. This rise represents borrowings to purchase partnership units and to fund development of new storage centers and acquisitions. Additionally, during 1998, we capitalized $7.6 million in interest related to the construction of storage centers while $3.2 million and $2.8 million were capitalized in 1997 and 1996, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

            In accordance with Emerging Issues Task Force 97-11 (EITF 97-11), "Accounting for Internal Costs Related to Real Estate Property Acquisitions", SSCI has expensed all internal pre-acquisition costs from April 1998 to December 31, 1998. Going forward, we expect the impact of this EITF to be immaterial.

            On April 3, 1998, the AIPCA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organization expenses to be expensed as incurred. We will implement SOP 98-5 in the first quarter of 1999. The initial application will be reported as a cumulative effect of change in accounting principle and will be approximately $1.5 million.

            On June 16, 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement certain derivatives are recognized at fair market value and changes in fair market value are recognized as gains or losses. We are studying this pronouncement to determine its effect, if any, on our financial statements.


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

                                                        YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                                 1998              1997              1996
                                             --------          --------          --------
Net income before extraordinary item         $ 44,734          $ 42,311          $ 32,785
Preferred dividend                             (4,690)           (3,060)
Depreciation/amortization                      33,644            28,243            21,199
Depreciation/amortization from
 unconsolidated joint ventures and
 subsidiaries                                    (252)             (231)              219
Non-recurring revenue/expenses                   (416)             (189)
Deferred financing costs                       (1,120)           (1,105)           (1,120)
                                             --------          --------          --------
FFO                                          $ 71,900          $ 65,969          $ 53,083
                                             ========          ========          ========

            FFO for 1998 increased $5.9 million over 1997 FFO, which had risen $12.9 million over 1996. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties over the three years through acquisitions and developments. Assuming we finance 1999 development through off balance sheet agreements and STG meets expectation in 1999, we expect FFO to increase 10-11% in 1999. This expectation regarding FFO growth constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act and is based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the statement. The risks and uncertainties that may cause these assumptions and this forward-looking statement to prove to be incorrect include the risks that competition from new self storage facilities or other storage alternatives may cause rents to decline, occupancy rates to drop, or delays in rent up of newly developed properties. We may experience increases in labor, taxes, marketing and other operating and construction expenses, and litigation may materially decrease our late fee revenue. For a discussion of the factors that might cause these assumptions not to occur see DOMESTIC DEVELOPMENT and CONTAINERIZED STORAGE.


INVESTING TRANSACTIONS

            During 1998, we invested $24.9 million in the acquisition of eight storage centers, $111.9 million in domestic development and expansion projects, $44.1 million in European development projects, and $5.1 million in capital improvements to our existing portfolio. The $9.5 million increase in other real estate investments reflects primarily the $9.3 million invested in joint ventures and the $0.2 million invested in our containerized storage operation. Additionally, during 1998, loans to affiliates increased $6 million due the loan we made to our containerized storage operation.

            During 1997, we invested $65.6 million in the acquisition of 23 storage centers, $90.4 million in domestic development and expansion projects, $2.2 million in European development projects, and $5.3 million in capital improvements to our existing portfolio. The $17.0 million increase in other real estate investments reflects primarily $3.7 million invested in limited partnership units, $6.6 million in joint ventures, and $4.2 million invested in Shurgard Storage To Go, Inc.

            On September 13, 1996, pursuant to a tender offer, we purchased limited partnership units in the IDS Partnerships totaling approximately $40 million. This purchase was funded through our line of credit. We owned these units until November 14, 1996 when we completed the merger with the IDS Partnerships. Under the terms of the agreement between the Company and the Partnerships, we issued 2,462,414 shares of Class A Common Stock based on the partners' interest in the IDS Partnerships' net asset value of $106.6 million ($121.8 million in storage centers less net liabilities of $15.2 million either assumed or paid off at closing) as defined in the agreement. Total cash paid for this acquisition was $58.6 million.

            Additionally, during 1996, we invested $6.4 million in the acquisition of three storage centers, $47.9 million in domestic development and expansion projects, $9.3 million in European development projects, and $3.7 million in capital improvements to our existing portfolio. The $11.1 million increase in other real estate investments reflects primarily $2.1 million invested in limited partnership units, $9 million invested in joint ventures.

            Under the Management Company Merger Agreement, we were contingently obligated to issue additional shares as consideration for certain partnership interests held by the Management Company which were not valued at the time of the merger. Subsequent to year end, we issued 145,286 shares related to this obligation. Additional shares may be issued over the next two years as consideration for similar interests in two other partnerships.


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

            Of the $5 million in capital improvements expended during 1998 (excluding signage), $1.8 million was for roofs, pavement and sealant, representing approximately $.09 per net rentable square foot, while $2.2 million out of a total of $4.5 million was spent for these items during 1997 representing approximately $0.13 per net rentable square foot. Specifically identified capital improvements expected for 1999 total $3.4 to $4.9 million, of which $1.5 to $3.0 million represent roofs, pavement and sealant. During 1996, we completed an extensive research and evaluation program through which we selected an updated logo. In order to maintain our brand awareness across all Shurgard businesses, we implemented a process to replace signs, awnings, etc. to incorporate our new logo over 1997 and 1998. During 1998, we re-signed 132 stores at a cost of about $1.1 million. There are five properties left to re-sign in 1999 at an estimated cost of $40,000.


FINANCING TRANSACTIONS

            In December 1998, we raised net proceeds after offering costs of $48.1 million through the sale of 2 million shares of Series C Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distribution payments totaling 8.7% per year and are callable at our option after five years at a redemption price of $25 per share.

            Net borrowings under the domestic line of credit during 1998 totaled $37 million. Draws on the line were used to fund acquisitions, purchases of partnership units, development activity, and general corporate purposes. We have an unsecured domestic line of credit to borrow up to $150 million through September 1999 with the option to extend until September 2000. The spread over LIBOR varies based on the terms of the agreement. As of December 31, 1998, $81.5 million was outstanding, and the interest rate spread was 95 basis points over LIBOR.

            Shurgard/Fremont Partners I (SFP1) has obtained a non-recourse credit facility from a commercial bank to borrow up to $47.9 million of which $42.8 million was outstanding at December 31, 1998. We have a 10% equity interest in this partnership. The note matures May 2001, is secured by the 15 properties owned by SFP1, and requires monthly payments of interest only at 200 basis points above LIBOR. As of December 31, 1998, the interest rate was 7.25%. We have swap agreements in effect for each borrowing which have a weighted average interest rate of 7.57% as of December 31, 1998.

            During 1998, we obtained additional available credit under our European lines to fund development and operating cash needs. At December 31, 1998, we had seven European credit lines (denominated in local currencies) to borrow up to a total of $14.7 million of which $13.5 million was outstanding. The weighted average interest rate on these lines at December 31, 1998, was 5.7%.

            Additionally, at December 31, 1998, Benelux SCS had notes totaling $56.9 million with a weighted average interest rate of 7.44%. The notes are from an affiliated joint venture in which we own a 9.15% interest and mature December 31, 2000. Benelux SCS debt is non-recourse. As a general partner, we are contingently liable for the debt of a joint venture, which at December 31, 1998 totaled $23.1 million.

            In January and February 1997, we raised net proceeds after offering costs of $59.3 million through the sale of 2.2 million shares of Class A Common Stock. In April 1997, we raised $50 million ($48.2 million in net proceeds) through the sale of 2 million shares of 8.8% Series B Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distribution payments totaling 8.8% per year and are callable at our option after five years. In September 1997, we raised net proceeds after offering costs of $18.9 million through the sale of 727,080 shares of Class A Common Stock.

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

            Net repayments on the domestic lines of credit during 1997 totaled $83.5 million as proceeds from senior unsecured notes were used to repay previously outstanding balances. At December 31, 1997, approximately $44.5 million was outstanding, and the spread was 100 basis points over LIBOR.

            At December 31, 1997, we had four European credit lines (denominated in local currencies) with a total available of $13.0 million of which all was outstanding. Additionally, during 1997, we received a payment of $9.3 million for loans we had made to Benelux SCS.

            During 1996, we borrowed $130.1 million under our lines of credit, both domestic and foreign, to finance development and investment activity described above as well as for general corporate purposes.




SHORT-TERM AND LONG-TERM LIQUIDITY


            Cash balances remained stable from December 31, 1997 to December 31, 1998 as capital expenditures were funded primarily through cash flow and financing and equity transactions described above. The following table summarizes certain information regarding our liquidity and capital resources:

                                                                         AT DECEMBER 31,
                                                    --------------------------------------------------------
                                                         1998                  1997                1996
                                                    --------------        --------------      --------------
Debt to total assets                                     37%                   31%                 34%
Total market capitalization(1)                      $1,274 million        $1,179 million      $1,033 million
Debt to total market capitalization(1)                   33%                   25%                 26%
Weighted avg. interest rate(2)                           7.2%                 7.58%               7.68%
Available lines of credit -Domestic                  $69 million           $56 million         $46 million
Available lines of credit- Europe                    $1.2 million          None avail.         $4.5 million

-----------

(1) Total market capitalization is based on the closing market price of the Class A Common Stock, Series B Preferred Stock, and the Series C Preferred Stock multiplied by their respective total number of outstanding shares plus total debt.

(2) Represents domestic weighted average interest rate on the domestic line of credit


            Our total debt at December 31, 1998 was $426 million, of which $339 million is fixed rate debt or variable rate debt fixed by swap agreements. Although we limit our use of variable rate debt, at times balances could be significant enough that fluctuations in interest rates may impact our earnings. We believe that we will be able to minimize the impact of such rate fluctuations through the use of interest rate caps, refinancing or other strategies.

            During the past year, there has been a net outflow of capital from the REIT sector which has resulted in depressed common equity prices for many REITs, including us. As a result, we do not believe it is an attractive time to raise common equity. Accordingly, we anticipate funding 1999 growth and our on-going development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. We intend to pursue joint ventures with private institutions and public pension funds to provide these alternative sources of capital. Additionally, we anticipate reducing our payout ratio in order to retain cash flow for growth. We believe that our cash flow in 1999 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the years ended December 31, 1998, 1997 and 1996 was $77.9 million, $78.1 million, and $48.1 million, respectively.

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

            As a REIT, we are not required to pay federal income tax on annual taxable income that we currently distribute to our shareholders, provided that we distribute an amount equal to at least 95% of our taxable income. Such distributions must be made in the taxable year to which they relate or in the following taxable year if declared before the REIT timely files its tax return for such years and is paid on or before the first regular distribution payment date after such declaration. For the years ended December 31, 1998 and 1997, 7.1% and 5.8% of distributions were return of capital, while none of the 1996 distributions were return of capital.

            As a REIT, we must derive at least 95% of our total gross income from specified classes of income related to real property, distributions, interest or certain gains from the sale or other disposition of stock or other securities. Our revenue from truck rentals, sales of locks and boxes and management services performed for other owners of properties do not qualify under this 95% gross income test. Such nonqualifying income was approximately 3% of gross revenue in 1998 and we expect to meet the 95% test in 1999. Our acquisition of additional properties will tend to reduce the percentage of nonqualifying income, while additional management contracts, including those with off balance sheet joint ventures and partnerships, and the sales of properties from the existing portfolio will tend to increase the percentage of nonqualifying income. While we intend to manage our activities so that we continue to satisfy the 95% test in the future, we can provide no assurance that nonqualifying income will not exceed 5% in future years.

YEAR 2000

            We are continuing the process of identifying our potential risks relating to the Year 2000 issue in both our information technology and non-information technology systems, and are implementing solutions to mitigate those risks as they are identified. We expect to complete our evaluation by June 30, 1999 and believe that we will be successful in implementing the identified solutions in a timely manner.

            Our risks relating to the Year 2000 are in the areas of internal systems, external interface systems and third-party service providers. We recently replaced most of our internal systems for reasons other than Year 2000 issues, and as a result very few systems needed to be replaced as a result of our Year 2000 compliance program. We estimate that our total cost to replace noncompliant systems will be approximately $400,000 to $500,000. Through December 31, 1998, we have spent approximately $110,000 to replace our network software and 30 out of 51 of our older, non-compliant gate control systems at certain of our stores. We estimate that the remaining gates will be replaced by September 1999. Systems still under evaluation include certain computer hardware and our payroll system.

            We have been contacting third parties with whom we have material relationships to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to us if they experience significant business interruptions as a result of Year 2000 noncompliance. Through this process, we have confirmed that several of our external interface systems and third party service providers, including our primary bank systems, our transfer agent, and our employee benefits administrator, are now Year 2000 compliant or have a plan to achieve compliance within a reasonable time frame. We are continuing to evaluate the remaining external systems and expect to complete this evaluation by June 30, 1999. Should these external parties not perform the adjustments they have indicated are necessary, we could experience inefficiencies in operations or additional costs associated with fixing the problem or changing vendors.

            We believe the most likely worst-case scenarios that we might confront with respect to the Year 2000 issues have to do with the possible failure of third party systems over which we have no control, such as, but not limited to, power and telephone services. We are currently developing a specific Year 2000 contingency plan to mitigate exposure to third party system failures.

            The statements above regarding our expectations and estimates relating to the Year 2000 issue constitute forward-looking statements. These forward-looking statements are based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, our actual experience could differ materially from that indicated in the forward-looking statements. The risks and uncertainties that may cause these assumptions to not be correct include, among others, whether we have correctly identified our Year 2000 issues and whether third-party providers adequately address their Year 2000 issues in a timely fashion.


ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK


         INTEREST RATE AND FOREIGN CURRENCY EXCHANGE RATE RISK

            Our primary market risks are interest rate exposure and foreign currency exchange rate exposure. We do not enter into speculative derivative transactions or leveraged swap agreements. The derivative instruments that we own are not held as investments and it is our intent to hold such instruments for their respective terms. Therefore, changes in their values will not have a significant effect on our operations, cash flows or financial position.

            We have foreign currency exposures related to the construction, acquisition, and operation of storage centers in countries outside the US to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which we have exposure to foreign currency fluctuations include Belgium, France, Sweden, and the United Kingdom. Our equity position in these foreign operations at December 31, 1998 was $1.85 million.

            The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including loans to shareholders, debt obligations and interest rate swaps. For loans to shareholders, the table presents contractual principal cash flows to be received and the weighted average interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Debt obligations are aggregated by functional currency and disclosed in U.S. dollars equivalents using the exchange rate at

December 31, 1998. The actual cash flows are payable in Belgian francs (BEF), French francs (FF), Swedish kroner (SK), and British pounds (BPS), as indicated in parentheses. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

(In thousands)
Expected Maturity                                                                 There-
 Date                       1999       2000       2001        2002     2003        after       Total       Fair Value
-------------------      ---------   --------   ---------    -------  -------    ---------    --------     ----------

LIABILITIES
Lines of Credit:
Fixed Rate (FF)                                              $  918                            $    918     $  1,001
   Interest rate             7.86%      7.86%       7.86%      7.86%
Variable Rate (US$)      $ 81,450                                                              $ 81,450     $ 81,450
   Interest rate             5.96%
Variable Rate (BEF)                             $ 10,568                                       $ 10,568     $ 10,568
   Interest rate             4.22%      4.31%       4.41%
Variable Rate (FF)          $ 574                                                 $  1,518       $2,092     $  2,093
   Interest rate            4.48%       4.57%       4.66%      4.78%    4.91%         5.12%

Notes Payable:
Fixed Rate (US$)            $ 120    $    29    $123,965       $ 29   $7,285      $100,047     $231,475     $239,156
   Interest rate             7.91%      7.91%      7.91%       7.50%    7.50%         7.57%
Fixed Rate (BEF)                0    $25,844                                                   $ 25,844     $ 26,846
   Interest rate             7.44%      7.44%
Fixed Rate (FF)                 0    $ 1,733                                                     $1,733     $  1,800
   Interest rate             7.44%      7.44%
Fixed Rate (SK)                 0    $21,748                                                   $ 21,748     $ 22,391
   Interest rate             7.44%      7.44%
Fixed Rate (BPS)                0    $ 7,556                                                     $7,556     $  7,577
   Interest rate             7.44%      7.44%
Variable Rate (US$)                             $ 42,753                                       $ 42,753     $ 42,753
   Interest rate             7.16%      7.18%       7.25%

EQUITY
Loans to
 shareholders                   0       $665      $1,836     $1,339    $ 162                   $  4,002     $  3,254
   Interest rate             0.00%      0.00%       0.00%      0.00%    0.00%

INTEREST RATE
 DERIVATIVES
Interest Rate Swaps:
Variable to Fixed (US$)                         $ 42,753                                       $ 42,753     $ (1,136)
  Avg. pay rate              7.57%      7.57%       7.57%
  Avg. received rate         7.16%      7.18%       7.25%
Variable to Fixed
 (BEF)                   $  7,086                                                              $  7,086     $    (26)
  Avg. pay rate              6.07%
  Avg. received rate         4.22%

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS



                                                               DECEMBER 31,         DECEMBER 31,
                                                                   1998                 1997
                                                               -----------          -----------
(in thousands, except per share data)

ASSETS:
   Storage centers:
      Land                                                     $   212,154          $   168,076
      Buildings and equipment, net                                 751,258              636,168
      Construction in progress                                      81,043               49,484
                                                               -----------          -----------
            Total storage centers                                1,044,455              853,728
   Other real estate investments                                    33,057               38,522
   Cash and cash equivalents                                         9,474                7,248
   Restricted cash and investments                                   6,864                7,028
   Other assets                                                     60,057               48,962
                                                               -----------          -----------
            Total assets                                       $ 1,153,907          $   955,488
                                                               ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Accounts payable and other liabilities                      $    41,201          $    31,150
   Lines of credit                                                  95,028               57,477
   Notes payable                                                   331,109              239,494
                                                               -----------          -----------
            Total liabilities                                      467,338              328,121

   Minority interest in other real estate investments               34,759               18,675

   Commitments and contingencies (Notes C, E, I and O)

   Shareholders' equity:
      Series B Cumulative Redeemable Preferred Stock,
          $0.001 par value: 2,300,000 authorized;
         2,000,000 shares issued and outstanding;
          liquidation preference                                    48,056               48,056

      Series C Cumulative Redeemable Preferred Stock,
          $0.001 par value: 2,000,000 authorized;
         2,000,000 shares issued and outstanding;
          liquidation preference                                    48,115

   Class A Common Stock, $0.001 par value;
          120,000,000 authorized; 28,677,367
         and 28,431,826 shares issued and outstanding
                                                                   605,484              595,269
      Class B Common Stock, $0.001 par value;
          500,000 shares authorized, 154,604
         issued and outstanding;
          net of loans to shareholders of $4,002
                                                                    (1,086)              (1,086)
      Accumulated net income less distributions                    (47,312)             (31,452)
      Accumulated other comprehensive income                        (1,447)              (2,095)
                                                               -----------          -----------
            Total shareholders' equity                             651,810              608,692
                                                               -----------          -----------
            Total liabilities and shareholders' equity         $ 1,153,907          $   955,488
                                                               ===========          ===========

                      CONSOLIDATED STATEMENTS OF NET INCOME

                                                         YEAR               YEAR               YEAR
                                                         ENDED              ENDED             ENDED
                                                        DEC. 31,           DEC. 31,           DEC. 31,
                                                         1998                1997              1996
                                                       ---------          ---------          ---------
(in thousands, except per share data)
REVENUE:
   Rental                                              $ 158,989          $ 137,746          $ 103,784
   Other real estate investments income (loss)            (1,628)               225              3,371
   Property management                                     1,893              2,463              3,244
                                                       ---------          ---------          ---------
        Total revenue                                    159,254            140,434            110,399

EXPENSES:
   Operating                                              46,421             40,278             30,889
   Depreciation and amortization                          33,644             28,243             21,199
   Real estates taxes                                     13,195             11,295              8,898
   General, administrative and other                       4,578              3,956              4,351
                                                       ---------          ---------          ---------
        Total expenses                                    97,838             83,772             65,337
                                                       ---------          ---------          ---------

        Income from operations                            61,416             56,662             45,062

OTHER INCOME (EXPENSE):

   Interest expense                                      (21,076)           (17,096)           (12,829)
   Interest and other income                               1,431              1,481                604
                                                       ---------          ---------          ---------
        Other income (expense), net                      (19,645)           (15,615)           (12,225)

   Minority interest                                       2,963              1,264                (52)
                                                       ---------          ---------          ---------

        Net income                                     $  44,734          $  42,311          $  32,785
                                                       =========          =========          =========

Net income per common share:
   Basic                                               $    1.40          $    1.40          $    1.39
                                                       =========          =========          =========
   Diluted                                             $    1.39          $    1.40          $    1.39
                                                       =========          =========          =========

Distributions per common share:
   Basic                                               $    1.95          $    1.91          $    1.41
                                                       =========          =========          =========
   Diluted                                             $    1.95          $    1.91          $    1.41
                                                       =========          =========          =========


                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY

                                                                    CLASS A            CLASS B            LOANS TO
                                        PREFERRED STOCK          COMMON STOCK        COMMON STOCK         CLASS B
                                        ------------------    -------------------   ----------------     ------------
                                        SHARES    AMOUNT      SHARES      AMOUNT    SHARES    AMOUNT     SHAREHOLDERS
                                        ------   ---------    ------    ---------   ------   -------     ------------
(in thousands)
Balance, Jan. 1, 1996                                         23,039    $ 452,852    155     $2,916      $  (4,002)
Comprehensive income:
  Net income
  Other comprehensive income:
     Foreign currency
     translation

Total comprehensive income
Issuance of common stock                                       2,470       63,944
Distributions
                                        -----    ---------    ------    ---------    ---    -------      ---------
Balance, Dec. 31 1996                                         25,509      516,796    155      2,916         (4,002)
Comprehensive income:
  Net income
  Other comprehensive income:
     Foreign currency
     translation

Total comprehensive income
Issuance of Series B
Preferred Stock                         2,000       48,056
Issuance of common stock                                       2,923       78,473
Distributions:
     Preferred
     Common
                                        -----    ---------    ------    ---------    ---    -------      ---------
Balance, Dec. 31, 1997                  2,000       48,056    28,432      595,269    155      2,916         (4,002)
Comprehensive income:
  Net income
  Other comprehensive income:
     Foreign currency
     translation

Total comprehensive income
Issuance of Series C
Preferred Stock                         2,000       48,115
Issuance of Common stock                                         245       10,215
Distributions:
     Preferred
     Common
                                        -----    ---------    ------    ---------    ---    -------      ---------
Balance, Dec. 31, 1998                  4,000    $  96,171    28,677    $ 605,484    155    $ 2,916      $  (4,002)
                                        =====    =========    ======    =========    ===    =======      =========

                                          ACCUMULATED NET   ACCUMULATED
                                           INCOME LESS         OTHER
                                          DISTRIBUTIONS     COMPREHENSIVE
                                            AMOUNT             INCOME           TOTAL
                                          ----------        -------------      ---------

Balance, Jan. 1, 1996                     $  (17,270)        $     (54)        $ 434,442
Comprehensive income:
  Net income                                  32,785                              32,785
  Other comprehensive income:
     Foreign currency
     translation                                                  (454)             (454)
                                                                               ---------
Total comprehensive income                                                        32,331
Issuance of common stock                                                          63,944
Distributions                                (32,714)                            (32,714)
                                          ----------         ---------         ---------
Balance, Dec. 31 1996                        (17,199)             (508)          498,003
Comprehensive income:
  Net income                                  42,311                              42,311
  Other comprehensive income:
     Foreign currency
     translation                                                (1,587)           (1,587)
                                                                               ---------
Total comprehensive income                                                        40,724
Issuance of Series B
Preferred Stock                                                                   48,056
Issuance of common stock                                                          78,473
Distributions:
     Preferred                                (3,060)                             (3,060)
     Common                                  (53,504)                            (53,504)
                                          ----------         ---------         ---------
Balance, Dec. 31, 1997                       (31,452)           (2,095)          608,692
Comprehensive income:
  Net income                                  44,734                              44,734
  Other comprehensive income:
     Foreign currency
     translation                                                   648               648
                                                                               ---------
Total comprehensive income                                                        45,382
Issuance of Series C
Preferred Stock                                                                   48,115
Issuance of Common stock                                                          10,215
Distributions:
     Preferred                                (4,690)                             (4,690)
     Common                                  (55,904)                            (55,904)
                                          ----------         ---------         ---------
Balance, Dec. 31, 1998                    $  (47,312)        $  (1,447)        $ 651,810
                                          ==========         =========         =========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEAR              YEAR                YEAR
                                                                    ENDED             ENDED               ENDED
                                                                   DEC. 31,           DEC. 31,           DEC. 31,
                                                                     1998              1997               1996
                                                                  ---------          ---------          ---------
(in thousands)
OPERATING ACTIVITIES:
   Net income                                                     $  44,734          $  42,311          $  32,785
   Adjustments to reconcile earnings to
     net cash provided by operating
     activities:
      Depreciation and amortization                                  33,645             28,243             21,199
      Other                                                            (294)              (189)
      Loss from other real estate investments                         4,092              1,771
      Minority interest in earnings from
         investments in other real estate investments                (2,959)            (1,264)                52
      Changes in operating accounts:
         Restricted cash                                                164               (214)            (1,263)
         Other assets                                                (4,682)             4,515             (3,108)
         Accounts payable and other liabilities                       4,350              1,925              2,068
                                                                  ---------          ---------          ---------
            Net cash provided by operating activities                79,050             77,098             51,733
                                                                  ---------          ---------          ---------

INVESTING ACTIVITIES:
   Proceeds from sale of real estate and equipment                    2,000                482
   Purchase of other real estate investments                         (9,498)           (16,993)           (11,105)
   Purchase of non-competition agreements
     and other amortizable assets                                    (3,175)            (1,483)            (1,055)
   Distributions in excess of earnings
     from other real estate investments                               5,860                205                275
   Purchase of units of an affiliated partnership                   (21,181)
   Investment in limited partnerships                                                   (1,467)           (58,644)
   (Increase) decrease in loans to affiliates                        (5,950)             1,010             (3,668)
   Construction, acquisition and improvements
     to storage centers                                            (186,042)          (163,462)           (67,306)
                                                                  ---------          ---------          ---------
            Net cash used in investing activities                  (217,986)          (181,708)          (141,503)
                                                                  ---------          ---------          ---------

FINANCING ACTIVITIES:
   Proceeds from preferred stock offerings,  net                     48,115             48,056
   Proceeds from common stock offering, net                                             78,173
   Proceeds from exercise of stock options and
     dividend reinvestment plan                                      10,199                300                167
   Distributions paid                                               (60,594)           (56,564)           (43,383)
   Net proceeds from (payments on) lines of credit                   37,024            (83,520)           130,092
   Proceeds from notes payable                                       90,765            107,700                315
   Payments of financing costs                                       (1,166)            (1,342)
   Principal payments on notes payable                                  (26)                                 (456)
   Contributions by minority partners                                17,525              7,357                733
   Return of capital invested in Europe                                                  9,272
   Distributions to minority partners                                  (748)              (813)              (142)
                                                                  ---------          ---------          ---------
            Net cash provided by financing activities               141,094            108,619             87,326

Net effect of translation on cash                                        68
                                                                  ---------          ---------          ---------

   Increase (decrease) in cash and cash equivalents                   2,226              4,009             (2,444)
   Cash and cash equivalents at beginning of period                   7,248              3,239              5,683
                                                                  ---------          ---------          ---------
   Cash and cash equivalents at end of period                     $   9,474          $   7,248          $   3,239
                                                                  =========          =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest, net of interest capitalized            $  20,502          $  19,209          $  15,276
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING INFORMATION:
   Liabilities incurred in connection with the
     construction of storage centers                              $  11,035          $   6,056          $   9,008

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

            Shurgard Storage Centers, Inc. (SSCI) was organized under the laws of the State of Delaware on July 23, 1993, to serve as a vehicle for investments in, and ownership of, a professionally managed, internationally diverse real estate portfolio consisting primarily of self-service storage properties which provide month-to-month leases for business and personal use. We intend to qualify as a real estate investment trust (REIT) as defined in Section 856 of the Internal Revenue Code. On March 24, 1995, we became self-advised and self-administered after acquiring Shurgard Incorporated (the Management Company) through a merger. On May 14, 1997, we were reincorporated in the State of Washington.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Basis of presentation: The consolidated financial statements include the accounts of SSCI and its domestic and foreign subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

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

            Effective December 31, 1998, we adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers (see NOTE M).

            On June 16, 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement certain derivatives are recognized at fair market value and changes in fair market value are recognized as gains or losses. We are studying this pronouncement to determine its effect, if any, on our financial statements.

            On April 3, 1998, the AIPCA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of

Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organization expenses to be expensed as incurred. We will implement SOP 98-5 in the first quarter of 1999. The initial application will be reported as a cumulative effect of change in accounting principle of approximately $1.5 million.

            Storage centers: Storage centers are recorded at cost. Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives which range from three to 33 years.

            Other real estate investments: We consolidate the accounts of those joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of assets, or in which we have a continuing interest. All other investments in joint ventures are accounted for on the equity method and are included in other real estate investments. As of December 31, 1998, investments accounted for under the equity method included 19 joint ventures and Shurgard Storage to Go, our containerized storage business. Also, included in other real estate investments are participating mortgages which are accounted for as loans.

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

            Other assets: Other assets include financing costs, non-competition agreements, and goodwill, which are presented net of accumulated amortization of $14,788,000 and $10,718,000 as of December 31, 1998 and 1997, respectively.
Financing costs are amortized on the effective interest method over the life of the related debt and the related expense is included in amortization. Non-competition agreements and goodwill are amortized over their estimated useful lives which range from three to 30 years. Also, included in other assets are loans to affiliates.

            Federal income taxes: To qualify as a REIT, we must distribute annually at least 95% of our taxable income and meet certain other requirements. Additionally, as a REIT, we will not be subject to federal income taxes to the extent of distributions. We were not required to pay any federal income tax in 1996 or 1997 and we intend to make elections regarding distributions such that we will not pay federal taxes for 1998. As a result, no provision for federal income taxes has been made in our financial statements. We are subject to certain international and state income taxes as well as certain franchise taxes; however, these taxes are currently immaterial.

            Foreign exchange: The consolidated financial statements are prepared in United States dollars. Assets and liabilities of our foreign subsidiary and its subsidiaries are denominated in foreign currencies and are translated to United States dollars at the exchange rates in effect on the balance sheet date. Revenue, costs and expenses for this subsidiary are translated using an average exchange rate over the applicable reporting period. Net translation gain or loss is included in other comprehensive income.

            In order to mitigate our currency exchange and interest rate risk, the Board of Directors has authorized us to contract with financial institutions for hedging, exchanging, or entering into one or more swap transactions up to the full amount of capital used outside the United States. Our policy specifically prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange rates if unrelated to capital borrowed, lent or invested by us.

            Revenue recognition: Revenue is recognized when earned under accrual accounting principles.

            Valuation of long-lived assets: Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. At December 31, 1998, no assets had been written down.

            Financial instruments: The carrying values reflected on the balance sheet at December 31, 1998, reasonably approximate the fair value of cash and cash equivalents, other assets, accounts payable and other liabilities. We estimate that the fair value of loans to shareholders is $3.3 million. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, we estimate the fair value of fixed rate long-term debt including swap arrangements to be $349.8 million.

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


NOTE C - STORAGE CENTERS


                                                             DEC. 31,             DEC. 31,
                                                              1998                 1997
                                                           -----------          -----------
(in thousands)
Land                                                       $   212,154          $   168,076
Buildings                                                      827,184              689,366
Equipment & other                                               30,601               21,428
                                                           -----------          -----------
                                                             1,069,939              878,870
Less accumulated depreciation                                 (106,527)             (74,626)
                                                           -----------          -----------
                                                               963,412              804,244
Construction in progress, including related
  land of $24,801 and $21,117, respectively
                                                                81,043               49,484
                                                           -----------          -----------
                                                           $ 1,044,455          $   853,728
                                                           ===========          ===========


            We have entered into 35 construction contracts for developments of new or improvements to current storage centers. Outstanding commitments under these contracts total $29.7 million. In 1998, 1997 and 1996, we capitalized approximately $7.6 million, $3.2 million and $2.8 million, respectively, of interest related to the development of storage centers.

NOTE D - ACQUISITIONS

            In 1997, we purchased, for $3.7 million in cash, three limited partnership units in Shurgard Institutional Fund LP, an affiliated partnership. In July 1998, we purchased an additional eighteen Limited Partner units for $22.6 million in cash ($21.2 million, net of cash received). All purchases were from unaffiliated third parties. Effective July 1, 1998, we owned 22 of 25 units and are entitled to 88% of this partnership's limited partner distributions. As this represents a majority interest, Shurgard Institutional Fund LP has been consolidated for financial statement purposes since July 1998. We continue to own a general partnership interest in this partnership.

            In September 1997, we purchased from an unaffiliated third party, for $2.1 million in cash, 1.9 limited partnership units in Shurgard Institutional Fund LP II, an affiliated partnership. We own a total of 5.4 units and are entitled to 57% of LP distributions. We continue to own a general partnership interest in this partnership. Due to our majority interest, Shurgard Institutional Fund LP II has been consolidated for financial statement purposes since September 1997.

            On September 13, 1996, pursuant to a tender offer, we purchased approximately 42%, 32% and 42% of the outstanding limited partnership units of three affiliated public partnerships (the IDS Partnerships) for a total of approximately $40 million, funded through our line of credit. On November 14, 1996, we completed the acquisition of the IDS Partnerships through a merger with the IDS partnerships, for 2,462,414 shares of Class A Common Stock. This transaction was treated as a purchase for accounting purposes. A summary of the assets and liabilities acquired in this transaction are as follows (in thousands):


Storage centers                        $ 121,780
Debt repaid by SSCI at closing           (13,639)
Other assets                                 644
Total liabilities                         (2,207)
                                       ---------
                                       $ 106,578
                                       =========

            The following unaudited pro forma statements of income represent our results of operations for the years ended December 31, 1997 and 1996, as if the properties acquired during 1997 and the IDS Partnerships had been acquired on January 1, 1996. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined businesses.

                                     YEAR ENDED          YEAR ENDED
                                       DEC. 31,           DEC. 31,
                                         1997               1996
                                     -----------         ----------
(in thousands)
Revenue and other income              $ 146,704          $ 136,836
Operations expenses                     (56,115)           (53,613)
Depreciation and amortization           (29,181)           (26,411)
Interest expense                        (19,734)           (22,027)
                                      ---------          ---------
Net income                            $  41,674          $  34,785
                                      =========          =========
Net income per share                  $    1.38          $    1.36
                                      =========          =========



NOTE E - OTHER REAL ESTATE INVESTMENTS



                                               DEC. 31,          DEC. 31,
                                                 1998              1997
                                               --------          --------
(in thousands)
Investments in participating mortgages         $ 13,325          $ 13,220
Investments in joint ventures                    19,778            16,696
Investments in limited partnerships                                 5,761
Investment in containerized storage
    business                                        (46)            2,845
                                               --------          --------
                                               $ 33,057          $ 38,522
                                               ========          ========


            We invested $13.3 million in three participating mortgage loans. All three mortgages are non-recourse to the borrower and are secured by real estate, including four storage centers and office/warehouse space. The first two mortgages total $11.9 million, bear interest at 8%, and mature in December 2004. The third loan is for $1.4 million, bears interest at 10%, and matures in October 1999. Additionally, we receive contingent interest payments from the mortgaged properties equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreements. We have options to purchase the properties at established prices, generally exercisable in 1999 and extending until maturity of the loans.

            Pursuant to our affiliation agreements with two storage operators, we have entered into 17 joint ventures which have developed or acquired 22 properties. Twelve of these properties are located in the Nashville and Memphis, Tennessee metropolitan area, and 10 are in Orlando, Florida. Our economic interest in these joint ventures ranges from 50% to 90%. We have guaranteed $14 million of loans, our pro rata portion of certain joint venture loans. The financial results for these projects are not consolidated in our financial statements because the affiliation agreement allows the local operator to control the daily operations of the property, and all significant investment decisions require the approval of both parties regardless of ownership percentage.

            We have entered into an agreement with a third developer under which it will purchase sites in southern California and construct storage centers on them according to our specifications. Upon completion of the construction, we will manage the property for, in most cases, two years at which time the property will be contributed, subject to outstanding debt, into a newly formed corporation in which we will be the majority shareholder through the contribution of cash sufficient to pay development costs. The developer's interest in the company will be based upon a predetermined formula and the then current value of the property. At December 31, 1998, we had guaranteed $15.6 million in outstanding debt for four properties related to this agreement and will guarantee additional amounts as future properties are developed.

            Investments in limited partnership units at December 31, 1997, consisted of minority holdings in two partnerships. Acquisition of additional limited partnership units during 1997 and 1998 made us the majority owner, and for 1998 these investments are consolidated in our financial statements.
(see further discussion in NOTE D - ACQUISITIONS).

            As of December 31, 1998, we had invested $4.5 million in Shurgard Storage to Go, Inc. (STG ), a containerized storage business. Our investment was offset by our portion of STG losses resulting in a net liability of $46,000. We have committed to lend STG up to $9 million under an unsecured five year note of which $6.3 million is outstanding and included in other assets as of December 31, 1998. The outstanding principal bears interest at the 12 month London Interbank Offer Rate (LIBOR) plus 100 basis points per annum, and is due July 15, 2002. Additionally, we have currently guaranteed $12.8 million in lease obligations. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax.

NOTE F - EUROPEAN OPERATIONS

            In March 1997, we entered into a joint venture agreement with two unaffiliated entities. We have a minority interest in this joint venture, which borrowed $19 million to purchase a majority limited partner interest in SSC Benelux & Co., SCS (Benelux SCS), thus reducing our equity position in Benelux SCS from 85.6% to 12.5%. This transaction resulted in the return of $9.3 million for loans we had made to Benelux SCS. We, together with one of our partners, have the right to increase our participation in the joint venture through an equity contribution. In July 1998, we increased our participation in the joint venture by purchasing an additional interest from a joint venture partner for $300,000, thus, increasing our equity position in Benelux SCS to 13.06%. We invested $2.2 million and $6.9 million in Benelux SCS in the years ended December 31, 1997 and 1996, respectively. As of December 31, 1998, we were operating in Belgium, Sweden, France and the United Kingdom.

            Ground leases related to two European storage centers are included in land at the discounted value of required cash payments of $1.4 million and the corresponding liabilities of $1.4 million have been recorded in other liabilities. The lease terms are 24 and 97 years with bargain purchase options at 26 and 15 years, respectively. These leases require annual payments of approximately $161,000 in each of the next five years.

NOTE G - LINES OF CREDIT

            We have an unsecured domestic line of credit to borrow up to $150 million at a spread over LIBOR, maturing September 30, 1999, with the option to extend until September 2000. The amount available and the spread vary based on the terms of the agreement; as of December 31, 1998, the current available amount is $150 million, of which approximately $81.5 million is outstanding. At December 31, 1998, the weighted average interest rate was 7.19%.

            We have four unsecured and three secured European credit lines (denominated in local currencies) to borrow up to a total of $14.7 million of which $13.5 million had been drawn as of December 31, 1998. Of this amount, $0.6 million matures March 1999, $10.6 million matures June 2001, $0.9 million matures December 2002 and the remaining matures December 2005. The weighted average effective interest rate on these lines at December 31, 1998 was 5.7%. The stated interest rates on $7.1 million and $0.9 million are fixed by swap agreements at 6.07% and 7.86%, respectively. Interest on $2.1 million floats at 125 basis points above the Paris Interbank Offer Rate, while interest on the remaining $3.4 million floats at 100 basis points above the Belgian Interbank Offer Rate.

NOTE H - NOTES PAYABLE



                                                   Dec. 31,         Dec. 31,
                                                     1998             1997
                                                   --------         --------
(in thousands)
Note payable to financial services company         $122,580         $122,580
Senior notes payable                                100,000          100,000
Mortgage notes payable                               51,536            8,703
Notes payable to affiliated joint venture            56,882            7,479
Other notes payable                                     111              732
                                                   --------         --------
                                                   $331,109         $239,494
                                                   ========         ========


            The $122.6 million non-recourse note payable to a financial services company requires monthly payments of interest only at 8.28% until it matures June 2001 and is secured by 86 properties with a book value of $226 million. As required by the loan agreement, we deposit cash in restricted accounts to fund certain expenses including real estate taxes and insurance. During 1995, we sold two properties securing this note and, as part of the defeasance, were required to place US treasury notes costing $3.1 million into a trust account. These treasury notes mature in June 2001 and carry an effective interest rate of 5.1%.


            In April 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25th and October 25th.

            There are three mortgage notes payable. Shurgard/Fremont Partners I
(SFPI), a partnership, formed on April 28, 1998 in which we own a 10% interest, has a non-recourse credit facility from a commercial bank of up to $47.9 million of which $42.8 million was outstanding as of December 31, 1998. The note matures May 2001, is secured by the 15 properties owned by SFP1, and requires monthly payments of interest only at 200 basis points above LIBOR. As of December 31, 1998, the interest rate was 7.25%. We have swap agreements in effect for each borrowing which have a weighted average interest rate of 7.57% as of December 31, 1998.

            The remaining two mortgage notes are secured by a deed of trust on two storage centers. The first is a recourse mortgage due in monthly installments of $13,441, including principal and interest at 10.25%, and matures April 2001. The second is a non-recourse participating mortgage for $7.3 million requiring fixed monthly payments of interest only at 8% plus quarterly payments of 90% of excess cash flow, as defined in the agreement. This mortgage also requires payment of 90% of the storage center's appreciation upon maturity, December 2003. Other notes payable consist of local improvement district warrants and a note taken in connection with a real estate acquisition.

            As of December 31, 1998, Benelux SCS had borrowed a total of $56.9 million with a weighted average interest rate of 7.44%. The notes are from an affiliated joint venture in which we own a 9.15% interest and mature December 31, 2000.

            The maturities of principal on both domestic and foreign debt over the next five fiscal years are approximately $120,000 in 1999; $56.9 million in 2000; $166.7 million in 2001; $29,000 in 2002 and $7.3 million in 2003.


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

            SSCI has 40 million shares of preferred stock authorized, of which
2.8 million shares have been designated as Series A Junior Participating Preferred Stock, (none are issued and outstanding at December 31, 1998); 2.3 million shares have been designated as Series B Cumulative Redeemable Preferred Stock (2 million of which are issued and outstanding at December 31, 1998, as discussed below) and 2 million shares have been designated as Series C Cumulative Redeemable preferred stock (2 million of which are issued and outstanding at December 31, 1998, as discussed below). The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series, and the designation thereof.

            In January and February 1997, we raised net proceeds after offering costs of $59.3 million through the sale of 2.2 million shares of Class A Common Stock. In April 1997, we raised $50 million ($48.2 million in net proceeds) through the sale of 2 million shares of Series B Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distribution payments totaling 8.8% per year and are callable at our option after five years, at a redemption price of $25 per share. In September 1997, we raised net proceeds after offering costs of $18.9 million through the sale of 727,080 shares of Class A Common Stock. On

December 3, 1998, we raised net proceeds after offering costs of $48.1 million through the sale of 2 million shares of Series C Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distribution payments totaling 8.7% per year and are callable at our option after five years, at a redemption price of $25 per share.

            Under the Management Company Merger Agreement, we were contingently obligated to issue additional shares as consideration for certain partnership interests held by the Management Company which were not valued at the time of the merger. Subsequent to year end, we issued 145,286 shares related to this obligation. Additional shares may be issued over the next two years as consideration for similar interests in two other partnerships.

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

            The 1995 Long -Term Incentive Compensation Plan (the 1995 Plan) provides for the granting of options for up to 2% of the adjusted average shares of our Class A Common Stock outstanding during the preceding calendar year, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 1995 Plan requires mandatory acceleration in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of SSCI, except where such awards are assumed or replaced in the transaction. The 1995 Plan permits the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by recent tax legislation. The 1995 Plan allows for grants to consultants and agents, as well as our officers and key employees.

            In 1993, we also established the Stock Option Plan for Nonemployee Directors (the Directors Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. This plan was amended during 1995 and provided current outside directors with 6,000 shares each in 1995 and 3,000 shares each annually thereafter. Such options vest upon continued service until our next annual meeting. In 1998 the Director's Plan was amended and restated to provide for discretionary grants. The total number of shares reserved under the Plan did not change and remains at 200,000. The exercise price for options granted under the Directors Plan is equal to fair market value at date of grant. As of December 31, 1998, 34,000 of these options were outstanding.

            We have an employee incentive savings and stock ownership plan, in which substantially all employees are eligible to participate. Each year, employees may contribute an amount up to 15% of their annual compensation not to exceed the maximum allowable by law. We match a portion of employee contributions and may make annual discretionary contributions to purchase company stock. Our expense for contributions to this plan was approximately, $921,000, $550,000, and $463,000 for 1998, 1997, and 1996, respectively. We do not offer post-employment or post-retirement benefits.

            In 1996, we established an Employee Stock Purchase Plan under which employees can elect to purchase SSCI stock through regular periodic payroll deductions without paying broker commissions. This plan provides for potential price discounts of up to 15%; however, no discount is currently being offered to employees.

            The weighted average remaining contractual life of options outstanding at December 31, 1998 was 8.2 years and option prices ranged from $18.90 to $29.00 per share. The following table summarizes the outstanding and exercisable options under all of our plans:

                                                         WEIGHTED
                                                         AVERAGE
                                        NO. OF           EXERCISE
                                        SHARES            PRICE
                                        ------           --------
Outstanding, January 1, 1996            192,200          $22.15
        Granted                          80,597           26.26
        Forfeited                       (14,206)          24.99
        Exercised                        (7,500)          22.00
                                        -------
Outstanding, December 31, 1996          251,091           23.32
        Granted                         254,045           28.25
        Forfeited                       (14,245)          26.67
        Exercised                       (10,959)          23.58
                                        -------
Outstanding, December 31, 1997          479,932           25.82
                                        -------
        Granted                         417,500           28.98
        Forfeited                       (53,227)          23.53
        Exercised                       (18,639)          27.50
                                        -------
Outstanding, December 31, 1998          825,566           27.36
                                        =======

Exercisable, December 31, 1996           51,000           22.45
                                        =======
Exercisable, December 31, 1997           97,177           23.11
                                        =======
Exercisable, December 31, 1998          231,278           27.10
                                        =======



            During 1996, performance awards for 12,994 shares were granted of which 670 and 930 were cancelled during 1998 and 1997, respectively. These shares are contingent on meeting certain performance objectives over the three year period ending December 31, 1998. As of December 31, 1998, 8,696 shares were to be issued related to the awards.

            We have adopted the disclosure only provisions of the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." No compensation cost has been recognized for the stock option plans. Had compensation cost for options granted under our two stock option plans been determined based on the fair value at the grant date for awards in 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------
                                                          1998               1997               1996
                                                       ----------         ----------         ----------

Net income:
   As reported                                         $   44,734         $   42,311         $   32,785
   Pro forma                                               38,829             41,698             32,212
Dilutive net income per share:
   As reported                                               1.39               1.40               1.39
   Pro forma                                                 1.35               1.38               1.37
Weighted average fair value of options granted
                                                             2.90               2.55               8.78



            The fair value of options granted under our stock option plans during 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 6.76%, 6.8% and 3.60%, expected volatility of 21%, 17.61% and 21.61%, risk free interest rate of 4.64%, 5.77% and 5.99%, and expected life of 6.5, 10, and 10 years, respectively.

            In January 1999, we granted 628,350 options at $25.25 per share which represented the market price at the time of grant, of which 16,000 vest within six months. The remaining options vest ratably over three years.


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

NOTE L - NET INCOME PER SHARE

            The following summarizes the computation of basic and diluted net income per share:


                                                                   WEIGHTED
                                                                    AVERAGE    NET INCOME
                                                   NET INCOME       SHARES      PER SHARE
                                                   ----------      --------    -----------
(in thousands except per share data)
               FOR THE YEAR ENDED
               DECEMBER 31, 1996
               Basic net income                     $ 32,785        23,517     $      1.39
               Effect of dilutive stock options                         53
                                                    --------        ------     -----------
               Diluted net income                   $ 32,785        23,570     $      1.39

               FOR THE YEAR ENDED
               DECEMBER 31, 1997
               Net Income                           $ 42,311
               Less: Preferred dividends              (3,060)
               Basic net income                       39,251        27,947     $      1.40
               Effect of dilutive stock options                         53
                                                    --------        ------     -----------
               Diluted net income                   $ 39,251        28,000     $      1.40

               FOR THE YEAR ENDED
               DECEMBER 31, 1998
               Net Income                             44,734
               Less: Preferred dividends              (4,690)
               Basic net income                       40,044        28,693     $      1.40
               Effect of dilutive stock options                         31
                                                    --------        ------     -----------
               Diluted net income                   $ 40,044        28,724     $      1.39

NOTE M - SEGMENT REPORTING

            SSCI has three reportable segments; Same, New and European Stores. Our definition of Same Stores includes existing domestic facilities acquired as of January 1 of the previous year as well as developed properties that have been operating a full eight quarters as of the beginning of the current quarter. We include these newly developed storage centers in our same store comparison beginning the quarter following their second anniversary of opening. We project that newly developed properties will reach stabilization in an average of 21 to 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1 the previous year as well as domestic developed properties that had not been operating a full 24 months. Our definition of European Stores includes all non-domestic stores. We are currently located in four European countries: Belgium, France, Sweden and the United Kingdom.

            The three reportable segments allow us to focus on increasing net operating income from our existing domestic real estate assets, renting up our new domestic facilities, and becoming a dominant player in the European market. We evaluate each segment's performance based on net operating income (NOI) which is defined as rental revenue less direct operating expenses and real estate taxes. NOI does not include any allocation of off-site management or overhead costs.

            The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers.

            SSCI does not allocate non-direct operating expenses, depreciation & amortization, general, administrative and other, interest expense, interest and other income (net) and minority interest to the segments.

            Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following table illustrates the results using the 1998 Same Store, New Store and European store base for reportable segments as of and for the years ended December 31, 1998 and 1997:

                                                                              EUROPEAN
                                           SAME STORES       NEW STORES        STORES            TOTAL
                                           -----------      -----------      -----------      -----------
(in thousands)
YEAR ENDED DECEMBER 31, 1998
Rental revenue                             $   146,138      $    21,579      $     4,243      $   171,960
Operating expenses                             (41,025)          (9,167)          (2,545)         (52,737)
                                           -----------      -----------      -----------      -----------
NOI                                        $   105,113      $    12,412      $     1,698      $   119,223
                                           -----------      -----------      -----------      -----------
Total assets                               $   673,164      $   275,467      $    90,664      $ 1,039,295
                                           ===========      ===========      ===========      ===========

YEAR ENDED DECEMBER 31, 1997
Rental revenue                             $   139,564      $     7,193      $     1,927      $   148,684
Operating expenses                             (41,329)          (3,430)          (1,656)         (46,415)
                                           -----------      -----------      -----------      -----------
NOI                                        $    98,235      $     3,763      $       271      $   102,269
                                           ===========      ===========      ===========      ===========

  Total assets                             $   682,559      $   146,253      $    40,080      $   868,892
                                           ===========      ===========      ===========      ===========


         The following table illustrates the results using the 1997 Same Store, New Store and European store base for reportable segments as of and for the years ended December 31, 1997 and 1996:

                                                                               EUROPEAN
                                     SAME STORES          NEW STORES            STORES              TOTAL
                                     -----------          ---------           ---------           ---------
(in thousands)
YEAR ENDED DECEMBER 31, 1997

Rental revenue                        $ 112,068           $  34,689           $   1,927           $ 148,684
Operating expenses                      (32,832)            (11,927)             (1,656)            (46,415)
                                      ---------           ---------           ---------           ---------
NOI                                   $  79,236           $  22,762           $     271           $ 102,269
                                      =========           =========           =========           =========

Total assets                          $ 511,586           $ 317,226           $  40,080           $ 868,892
                                      =========           =========           =========           =========

YEAR ENDED DECEMBER 31, 1996
Rental revenue                        $ 106,463           $   6,828           $     388           $ 113,679
Operating expenses                      (32,593)             (3,123)               (748)            (36,464)
                                      ---------           ---------           ---------           ---------
NOI                                   $  73,870           $   3,705           $    (360)          $  77,215
                                      =========           =========           =========           =========

Total assets                          $ 575,860           $ 190,358           $  19,758           $ 785,976
                                      =========           =========           =========           =========

         The following table reconciles the reportable segments' revenues to consolidated revenues for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                        1998                1997                1996
                                                      ---------           ---------           ---------
Segment rental revenue                                $ 171,960           $ 148,684           $ 113,679
Revenue from unconsolidated joint ventures              (12,971)            (10,938)             (9,895)
                                                      ---------           ---------           ---------
Consolidated rental revenue                             158,989             137,746             103,784
                                                      ---------           ---------           ---------

Other real estate investments  income (loss)             (1,628)                225               3,371
Property management revenue                               1,893               2,463               3,244
                                                      ---------           ---------           ---------
Total revenue                                         $ 159,254           $ 140,434           $ 110,399
                                                      =========           =========           =========

         The following table reconciles the reportable segments' NOI to consolidated net income for the years ending December 31, 1998, 1997 and 1996:


                                                         1998                1997                1996
                                                       ---------           ---------           ---------
(in thousands)
Total Segment NOI                                      $ 119,223           $ 102,269           $  77,215
Net income from unconsolidated joint ventures             (8,616)             (8,230)             (7,319)
Other real estate investments income (loss)               (1,628)                225               3,371
Property management revenue                                1,893               2,463               3,244
Other operating expenses                                 (49,456)            (40,065)            (31,449)
Interest & other income                                  (19,645)            (15,615)            (12,225)
Minority interest                                          2,963               1,264                 (52)
                                                       ---------           ---------           ---------
Net income                                             $  44,734           $  42,311           $  32,785
                                                       =========           =========           =========

         The following table reconciles the reportable segments' assets to consolidated assets as of December 31, 1998, 1997 and 1996 (in thousands):


                                          1998                  1997                  1996
                                       -----------           -----------           -----------
Segment assets                         $ 1,039,295           $   868,892           $   785,976
Unconsolidated joint ventures              (51,605)              (59,259)              (43,105)
Corporate assets                           166,217               145,855                61,612
                                       -----------           -----------           -----------
Consolidated assets                    $ 1,153,907           $   955,488           $   804,483
                                       ===========           ===========           ===========

NOTE N - SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                         THREE MONTHS ENDED
                                     ----------------------------------------------------------
                                     MARCH 31,        JUNE 30,        SEPT. 30,         DEC. 31,
                                      1998              1998             1998              1998
                                     --------         --------        ---------         -------
(in thousands, except per share data)
Revenue                              $37,115          $38,387          $41,549          $42,169
Income from operations                14,143           15,758           16,750           14,731
Net income                            10,369           11,339           11,794           11,232
Net income per common share
 Basic                                  0.32             0.36             0.37             0.34
 Diluted                                0.32             0.36             0.37             0.34


                                                                   THREE MONTHS ENDED
                                               ----------------------------------------------------------
                                               MARCH 31,        JUNE 30,         SEPT. 30,       DEC. 31,
                                                 1997             1997             1997             1997
                                               ---------        --------         ---------       --------
(in thousands, except per share data)
Revenue                                        $31,735          $33,699          $37,085          $37,915
Income from operations                          12,555           14,327           15,607           14,173
Net income                                       9,198           10,859           11,822           10,432
Net income per common share
 Basic                                            0.34             0.36             0.38             0.33
 Diluted                                          0.34             0.36             0.38             0.33


NOTE O - CONTINGENT LIABILITIES AND COMMITMENTS

            As a general partner, we are contingently liable for $23.1 million of a joint venture's debt.

            Under the terms of the SFPI agreement executed in connection with the formation of SFPI, we were granted an option to acquire all fifteen of the properties owned by SFPI. The purchase option is exercisable at certain times between December 15, 2000 and December 31, 2002, depending upon the performance of the properties. The purchase price for the properties upon exercise of the option is based on a 9 1/4 capitalization rate applied to the net operating income of the properties for the three or four-month period preceding the exercise of the option. If the properties meet certain performance criteria, we are committed to make an option payment of $7.5 million. If we choose to exercise the option, the option payment will be applied toward the purchase price of the properties.

NOTE P - LITIGATION

        On April 6, 1998, a lawsuit was filed in the state of California against Shurgard Storage Centers Inc., alleging that our late fees and lien fees constitute an unfair business practice. It is too early to predict the impact, if any, this suit will have on our operating results. The Company intends to vigorously defend against the plaintiff's claims.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Shurgard Storage Centers, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Shurgard Storage Centers, Inc., and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements of the Company present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Seattle, Washington
February 26, 1999

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information regarding the Registrant's executive officers called for by Part III Item 10 is set forth in Item I of Part I herein under the caption "Executive Officers of the Registrant." Information regarding directors of the Company and Section 16 reporting is set forth in our proxy statement for the annual meeting of shareholders to be held May 11, 1999, and is incorporated herein by reference. On November 17, 1998, director Howard Johnson resigned.


ITEM 11 - EXECUTIVE COMPENSATION

            Information regarding executive compensation is set forth in our proxy statement for the annual meeting of shareholders to be held May 11, 1999, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information regarding security ownership of certain beneficial owners and management is set forth in our proxy statement for the annual meeting of shareholders to be held May 11, 1999, and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information regarding certain relationships and related transactions is set forth in our proxy statement for the annual meeting of shareholders to be held May 11, 1999, and is incorporated herein by reference.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         1.  Financial Statements


                                                                                            PAGE NO.
                                                                                            --------
                  Consolidated Balance Sheets at December 31, 1998 and 1997                    50
                  For the years ended December 31, 1998, 1997 and 1996
                          Consolidated Statements of Net Income                                51
                          Consolidated Statements of Shareholders' Equity                      52
                          Consolidated Statements of Cash Flows                                53
                          Notes to Consolidated Financial Statements                          54-73
                          Independent Auditors' Report                                         74

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

                  3.1     Articles of Incorporation of the Registrant (1)

                  3.2     Designation of Rights and Preferences of Series A
                          Junior Participating Preferred Stock (Exhibit 3.2) (2)

                  3.3     Designation of Rights and Preferences of 8.8% Series B
                          Cumulative Redeemable Preferred Stock (Exhibit 3.3) (2)

                  3.4     Restated Bylaws of the Registrant (Exhibit 3.4) (2)

                  3.5     Designation of Rights and Preferences of 8.7% Series C
                          Cumulative Redeemable Preferred Stock (Exhibit 3) (3)

                  4.1     Rights Agreement between the Registrant and Gemisys
                          Corporation dated as of March 17, 1994 (Exhibit 2.1)
                          (4)

                  4.2     First Amendment to Rights Agreement between the
                          Registrant and Gemisys Corporation dated May 13, 1997
                          (Exhibit 4.2)(5)

                  4.3     Indenture between the Registrant and LaSalle National
                          Bank, as Trustee, dated April 25, 1997, (Exhibit
                          10.4)(6)

                  4.4     Supplemental Indenture dated July 11, 1997

                  4.5     Form of 7 1/2% Notes due 2001 (Exhibit 4.1)(7)

                  4.6     Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(7)

                  10.1    Amended and Restated Loan Agreement between Nomura
                          Asset Capital Corp., as Lender, and SSC Property
                          Holdings, Inc., as Borrower, dated as of June 8, 1994
                          (Exhibit 10.4) (8)

                  10.2    Amended and Restated Collection Account and Servicing
                          Agreement among SSC Property Holdings, Inc., Pacific
                          Mutual Life Insurance Company, LaSalle National Bank and Nomura Asset Capital Corp. dated as of June 8,
                          1994 (Exhibit 10.5) (8)

                  10.3    Amended and Restated Loan Agreement among Shurgard
                          Storage Centers, Inc., Seattle-First National Bank,
                          KeyBank of Washington, U.S. Bank of Washington and
                          LaSalle National Bank dated September 9, 1996 (Exhibit
                          99.40) (9)

                  10.4 First Amendment to Amended and Restated Loan Agreement dated as of November 14, 1996 (Exhibit 10.8) (5)

                  10.5    Second Amendment to Amended and Restated Loan
                          Agreement dated as of March 12, 1997 (Exhibit 10.10)
                          (10)

                  10.6 Third Amendment to Amended and Restated Loan Agreement dated as of July 27, 1997 (Exhibit 10.6) (11)

                  10.7    Fourth Amendment to Amended and Restated Loan
                          Agreement dated as of January 30, 1998 (Exhibit 10.7)
                          (11)

                  10.8 Fifth Amendment to Amended and Restated Loan Agreement dated as of May 1, 1998

                  10.9 Sixth Amendment to Amended and Restated Loan Agreement dated as of October 27, 1998 (Exhibit 10.1) (13)

                  10.10 Agreement and Plan of Merger between the Registrant and Shurgard Incorporated dated as of December 19, 1994 (Exhibit 10.7) (14)

                  *10.11  Amended and Restated 1993 Stock Option Plan (Exhibit
                          10.7)(11)

                  *10.12  Amended and Restated Stock Incentive Plan for
                          Nonemployee Directors (Exhibit 10.7)(15)

                  *10.13  1995 Long-Term Incentive Compensation Plan (16)

                  *10.14 Form of Business Combination Agreement, together with schedule of actual agreements

                  10.15   Partnership Agreement, dated April 28, 1998, between
                          Shurgard Development I, Inc. and Fremont Storage I,
                          L.P. forming Shurgard/Fremont Partners I (Exhibit 1.1)
                          (17)

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


      (3) Incorporated by reference to designated exhibit filed with Registrant's Registration Statement on Form 8-A filed on December 4, 1998.

      (4) Incorporated by reference to designated exhibit filed with the Registrant's Registration Statement on Form 8-A filed on March 17, 1994.

      (5) Incorporated by reference to designated exhibit filed with the Registrant's Form 8-B Registration on July 16, 1997.

      (6) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended March 31, 1997.

      (7) Incorporated by reference to designated exhibit filed with the Registrant's Current Reports on Form 8-K dated April 22, 1997.

      (8) Incorporated by reference to designated exhibit filed with the Registrant's Registration Statement on Form S-4, Amendment No. 1, filed on January 25, 1995.

      (9) Incorporated by reference to designated exhibit filed with the Registrant's Schedule 13E-3/A Amendment No. 11 filed on October 12, 1996.

      (10) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-K for the year-ended December 31, 1996.

      (11) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-K for the year-ended December 31, 1997.

      (12) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended March 31, 1998.

      (13) Incorporated by reference to designated exhibit filed with the Registrant's Current Report on Form 8-K filed December 3, 1998.

      (14) Incorporated by reference to Appendix I filed as part of the Registrant's definitive Proxy Statement/Prospectus dated February 15, 1995.

      (15) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-k filed on March 31, 1995.

      (16) Incorporated by reference to Appendix B filed as part of the Registrant's definitive Proxy Statement dated June 8, 1995.

      (17) Incorporated by reference to designated exhibit filed with the Registrant's Current Reports on Form 8-K dated May 29, 1998

-        Management contract or compensatory plan or arrangement

(b)      Reports on Form 8-K

         On December 4, 1998, we filed Form 8-K dated December 3, 1998 which disclosed the Sixth Amendment to the Amended and Restated Loan Agreement dated October 27, 1998.

         On December 21, 1998, we filed Form 8-K dated December 17, 1998, which disclosed the amendment of the Company's Bylaws.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 9th day of March, 1999.


                                              SHURGARD STORAGE CENTERS, INC.


                                              By:      /s/ Harrell Beck
                                                  -----------------------------
                                                  Harrell Beck
                                                  Senior Vice President
                                                  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 9th day of March, 1999.


                   Signature                                         Title
---------------------------------------------         --------------------------------------------

             /s/ Charles K. Barbo                     Chairman of the Board, President and
---------------------------------------------         Chief Executive Officer
               Charles K. Barbo                       (Principal Executive Officer)


               /s/ Harrell Beck                       Senior Vice President, Treasurer,
---------------------------------------------         Chief Financial Officer and Director
                 Harrell Beck                         (Principal Financial and Accounting Officer)


             /s/ George Hutchinson                    Director
---------------------------------------------
               George Hutchinson


              /s/ Raymond Johnson
---------------------------------------------         Director
                Raymond Johnson


                /s/ W. J. Smith
---------------------------------------------         Director
                  W. J. Smith

                                 EXHIBIT INDEX



            3.  Exhibits

                  3.1     Articles of Incorporation of the Registrant (1)

                  3.2     Designation of Rights and Preferences of Series A
                          Junior Participating Preferred Stock (Exhibit 3.2) (2)

                  3.3     Designation of Rights and Preferences of 8.8% Series B
                          Cumulative Redeemable Preferred Stock (Exhibit 3.3)
                          (2)

                  3.4     Restated Bylaws of the Registrant (Exhibit 3.4) (2)

                  3.5     Designation of Rights and Preferences of 8.7% Series C
                          Cumulative Redeemable Preferred Stock (Exhibit 3) (3)

                  4.1     Rights Agreement between the Registrant and Gemisys
                          Corporation dated as of March 17, 1994 (Exhibit 2.1)
                          (4)

                  4.2     First Amendment to Rights Agreement between the
                          Registrant and Gemisys Corporation dated May 13, 1997
                          (Exhibit 4.2)(5)

                  4.3     Indenture between the Registrant and LaSalle National
                          Bank, as Trustee, dated April 25, 1997, (Exhibit
                          10.4)(6)

                  4.4     Supplemental Indenture dated July 11, 1997

                  4.5     Form of 7 1/2% Notes due 2001 (Exhibit 4.1)(7)

                  4.6     Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(7)

                 10.1     Amended and Restated Loan Agreement between Nomura
                          Asset Capital Corp., as Lender, and SSC Property
                          Holdings, Inc., as Borrower, dated as of June 8, 1994
                          (Exhibit 10.4) (8)

                  10.2    Amended and Restated Collection Account and Servicing
                          Agreement among SSC Property Holdings, Inc., Pacific
                          Mutual Life Insurance Company, LaSalle National Bank and Nomura Asset Capital Corp. dated as of June 8,
                          1994 (Exhibit 10.5) (8)

                  10.3    Amended and Restated Loan Agreement among Shurgard
                          Storage Centers, Inc., Seattle-First National Bank,
                          KeyBank of Washington, U.S. Bank of Washington and
                          LaSalle National Bank dated September 9, 1996 (Exhibit
                          99.40) (9)

                  10.4 First Amendment to Amended and Restated Loan Agreement dated as of November 14, 1996 (Exhibit 10.8) (5)

                  10.5    Second Amendment to Amended and Restated Loan
                          Agreement dated as of March 12, 1997 (Exhibit 10.10)
                          (10)

                  10.6 Third Amendment to Amended and Restated Loan Agreement dated as of July 27, 1997 (Exhibit 10.6) (11)

                  10.7    Fourth Amendment to Amended and Restated Loan
                          Agreement dated as of January 30, 1998 (Exhibit 10.7)
                          (11)

                  10.8 Fifth Amendment to Amended and Restated Loan Agreement dated as of May 1, 1998

                  10.9 Sixth Amendment to Amended and Restated Loan Agreement dated as of October 27, 1998 (Exhibit 10.1) (13)

                  10.10 Agreement and Plan of Merger between the Registrant and Shurgard Incorporated dated as of December 19, 1994 (Exhibit 10.7) (14)

                 *10.11   Amended and Restated 1993 Stock Option Plan (Exhibit
                          10.7)(11)

                 *10.12   Amended and Restated Stock Incentive Plan for
                          Nonemployee Directors (Exhibit 10.7)(15)

                 *10.13   1995 Long-Term Incentive Compensation Plan (16)

                 *10.14 Form of Business Combination Agreement, together with schedule of actual agreements

                  10.15   Partnership Agreement, dated April 28, 1998, between
                          Shurgard Development I, Inc. and Fremont Storage I,
                          L.P. forming Shurgard/Fremont Partners I (Exhibit 1.1)
                          (17)

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


      (3) Incorporated by reference to designated exhibit filed with Registrant's Registration Statement on Form 8-A filed on December 4, 1998.

      (4) Incorporated by reference to designated exhibit filed with the Registrant's Registration Statement on Form 8-A filed on March 17, 1994.

      (5) Incorporated by reference to designated exhibit filed with the Registrant's Form 8-B Registration on July 16, 1997.

      (6) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended March 31, 1997.

      (7) Incorporated by reference to designated exhibit filed with the Registrant's Current Reports on Form 8-K dated April 22, 1997.

      (8) Incorporated by reference to designated exhibit filed with the Registrant's Registration Statement on Form S-4, Amendment No. 1, filed on January 25, 1995.

      (9) Incorporated by reference to designated exhibit filed with the Registrant's Schedule 13E-3/A Amendment No. 11 filed on October 12, 1996.

      (10) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-K for the year-ended December 31, 1996.

      (11) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-K for the year-ended December 31, 1997.

      (12) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended March 31, 1998.

      (13) Incorporated by reference to designated exhibit filed with the Registrant's Current Report on Form 8-K filed December 3, 1998.

      (14) Incorporated by reference to Appendix I filed as part of the Registrant's definitive Proxy Statement/Prospectus dated February 15, 1995.

      (15) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-k filed on March 31, 1995.

      (16) Incorporated by reference to Appendix B filed as part of the Registrant's definitive Proxy Statement dated June 8, 1995.

      (17) Incorporated by reference to designated exhibit filed with the Registrant's Current Reports on Form 8-K dated May 29, 1998

-        Management contract or compensatory plan or arrangement