Form 10-Q
period 1999-03-31
SHURGARD STORAGE CENTERS INC
filed 1999-05-13
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at May 5, 1999:
      Class A Common Stock, $.001 par value, 28,891,626 shares
        outstanding
      Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                          March 31,   December 31,
                                             1999         1998
                                          --------     ---------
Assets:
 Storage centers:
  Land                                    $ 215,102    $ 212,154
  Buildings and equipment, net              768,708      750,700
  Construction in progress                   73,657       81,043
                                          ---------    ---------
       Total storage centers              1,057,467    1,043,897
 Other real estate investments               34,849       33,057
 Cash and cash equivalents                   11,014        9,474
 Restricted cash and investments              6,945        6,864
 Other assets                                57,680       60,615
                                          ---------   ----------
       Total assets                      $1,167,955   $1,153,907
                                         ==========   ==========
Liabilities and Shareholders' Equity:
 Accounts payable and other liabilities   $  34,878    $  41,201
 Lines of credit                            113,890       95,028
 Notes payable                              343,261      331,109
                                          ---------    ---------
       Total liabilities                    492,029      467,338
                                          ---------    ---------
 Minority interest in other real estate
  investments                                29,678       34,759

 Commitments and contingencies (Note E)

 Shareholders' equity:
  Series B Cumulative Redeemable Preferred
   Stock; $0.001 par value; 2,300,000
   authorized; 2,000,000 shares issued
   and outstanding; liquidation preference   48,056       48,056

  Series C Cumulative Redeemable Preferred
   Stock; $0.001 par value: 2,000,000
   authorized; 2,000,000 shares issued
   and outstanding; liquidation preference   48,115       48,115

  Class A Common Stock, $0.001 par value;
   120,000,000 authorized; 28,884,174 and
   28,677,367 issued and outstanding        606,696      605,484

  Class B Common Stock, $0.001 par value;
   500,000 authorized, 154,604 issued
   and outstanding; net of loans to
   shareholders of $4,002                   (1,086)       (1,086)

  Accumulated net income less distributions(53,902)      (47,312)
  Accumulated other comprehensive income    (1,631)       (1,447)
                                           --------      --------
       Total shareholders' equity           646,248       651,810
                                           --------      --------
  Total liabilities and shareholders'
   equity                                 $1,167,955   $1,153,907
                                          ==========   ==========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                              For the three  For the three
                               months ended   months ended
                             March 31, 1999  March 31, 1998
                             --------------  --------------
     Revenue
     Rental                     $  42,496    $  36,778
     Other real estate
      investments                    (626)        (188)
     Property management              355          525
                                  -------      -------
          Total revenue            42,225       37,115
                                  -------      -------
     Expenses
     Operating expense             12,965       10,864
     Depreciation and amortization  9,542        8,114
     Real estate taxes              3,708        2,969
     General, administrative and
      other                         1,494        1,025
                                   ------       ------
          Total expenses           27,709       22,972

     Income from operations        14,516       14,143
                                   ------       ------
     Interest and other income        290          426
     Interest expense              (5,871)      (4,461)
          Other income             ------       ------
           (expense), net          (5,581)      (4,035)
                                   ------       ------
     Minority interest              2,229          261
                                   ------       ------
     Income before cumulative
      effect of a change in
      accounting principle         11,164       10,369

     Cumulative effect of a change
      in accounting principle      (1,366)
                                ---------    ---------
     Net income                 $   9,798    $  10,369
                                =========    =========

     Basic net income per common share:
     Income before change in
       accounting principle     $    0.31    $    0.32
     Cumulative effect of a change
       in accounting principle  $    (.05)
                                ---------    ---------
     Net income                 $    0.26    $    0.32
                                =========    =========

     Diluted net income per common share:
     Income before change
       in accounting principle  $    0.31    $    0.32
     Cumulative effect of a change
       in accounting principle  $    (.05)
                                ---------    ---------
     Net income                 $    0.26    $    0.32
                                =========    =========
     Distributions per common share:
       Basic                    $    0.49    $    0.48
                                =========    =========
       Diluted                  $    0.49    $    0.48
                                =========    =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)

                                    Three months  Three months
                                       ended         ended
                                     March, 31,    March, 31,
                                        1999         1998
                                     ---------     ---------
Operating activities:
  Net income                          $ 9,798     $ 10,369
  Adjustments to reconcile earnings
     to net cash provided by operating
     activities:
     Cumulative change in accounting
      principle                         1,366
     Depreciation and amortization      9,542        8,114
     Other                                            (216)
     Loss from other real estate
      investments                       1,169          776
     Minority interest in earnings
      from investments in other real
      estate investments               (2,229)        (261)
     Changes in operating accounts:
       Restricted cash                    (81)          80
       Other assets                        77       (2,073)
       Accounts payable and other
        liabilities                     1,760          105
                                       ------       ------
       Net cash provided by operating
        activities                     21,402       16,894
                                       ------       ------
Investing activities:
  Construction, acquisition and
   improvements to storage centers    (33,646)     (32,057)
  Proceeds from sale of real estate                  2,000
  Purchase of other real estate
   investments                         (3,736)        (356)
  Purchase of non-competition agreements
   and other amortizable assets                       (175)
  Decrease in loans to affiliates       1,280          311
  Purchase of additional interest in
   an affiliated partnership           (1,176)
  Distributions in excess of earnings
   from other real estate investments                  235
       Net cash used in investing     -------      -------
        activities                    (37,278)     (30,042)
                                      -------      -------
Financing activities:
  Proceeds from notes payable          13,701         2,967
  Net proceeds from lines of credit    19,215        31,079
  Payment of loan costs                   (40)
  Proceeds from exercise of stock
   options and dividend reinvestment
   plan                                 1,211         1,283
  Distributions paid                  (16,388)      (14,834)
  Distributions to minority partners     (253)         (254)
       Net cash provided by            ------        ------
         financing activities          17,446        20,241
                                       ------        ------
Net effect of translation on cash         (30)
                                       ------        ------
Increase in cash and cash equivalents   1,540         7,093
Cash and cash equivalents at beginning
 of period                              9,474         7,248
                                       ------        ------
Cash and cash equivalents at end of
 period                               $11,014       $14,341
                                      =======       =======

Supplemental schedule of cash flow information:
  Cash paid for interest, net of
   interest capitalized               $ 4,797        $4,195
                                      =======        ======

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                  Three Months Ended March 31, 1999
                             (unaudited)

Note A - Basis of Presentation
     The consolidated financial statements include the accounts of Shurgard Storage Centers, Inc. and its subsidiaries, including U.S. and foreign subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

     The consolidated financial statements included in this report are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consisted only of normal recurring items. The interim financial statements should be read in conjunction with our 1998 Annual Report. Interim results are not necessarily indicative of results for a full year.

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

     Effective December 31, 1998, we adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers (see Note G).

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

     On April 3, 1998, the AIPCA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organization expenses to be expensed as incurred. We have implemented SOP 98-5 in the first quarter of 1999. This initial application for consolidated entities is reported as a cumulative effect of a change in accounting principle.

     Basic average shares outstanding for the three months ended
March 31, 1999 and 1998 were 28,996,520 and 28,607,404,
respectively. Diluted average shares outstanding for the three months ended March 31, 1999 and 1998 were 29,015,055 and 28,639,951, respectively.

     Certain amounts in the 1998 financial statements have been reclassified to conform to the current presentation.

Note B - Lines of Credit
     We have an unsecured domestic line of credit to borrow up to $150 million at a spread over LIBOR, maturing September 30, 1999, with the option to extend until September 2000. The amount available and the spread vary based on the terms of the agreement; as of March 31, 1999, the current available amount is $150 million, of which approximately $103.4 million was outstanding. At March 31, 1999, the weighted average interest rate was 5.95%.

     We have European credit lines (denominated in local currencies) to borrow up to a total of $11.5 million of which $10.5 million had been drawn down as of March 31, 1999. Of this amount, $0.5 million matures in 1999 and $11 million matures in 2001. The weighted average effective interest rate on these lines at March 31, 1999 was 5.1%.

Note C - Storage Centers
     Building and equipment are presented net of accumulated depreciation of $114.4 million and $106.5 million as of March 31, 1999 and December 31, 1998, respectively.

     On March 17, 1999, we formed a partnership, Shurgard/Fremont Partners II (SFPII), with Fremont Realty Capital L.L.C. (Fremont). One of our wholly owned subsidiaries and an affiliate of Fremont are the general partners of SFPII. We have a 10% equity interest and the Fremont affiliate has a 90% equity interest in SFPII. Under the terms of the agreements executed in connection with the formation of SFPII, we contribute properties to SFPII shortly after construction is completed. The first properties are expected to be contributed in the second quarter of this year.

     On May 29, 1998, we formed a partnership, Shurgard/Fremont Partners I (SFP1), with Fremont Realty Capital L.L.C. (Fremont). The general partners of SFP1 consist of one of our wholly owned subsidiaries and an affiliate of Fremont. SFP1 has granted us an option to acquire all of the properties owned by SFP1. The purchase option is exercisable at certain times between December 15, 2000 and December 31, 2002, depending upon the performance of the properties. For a further discussion of this partnership, see NEW DEVELOPMENT FINANCING ARRANGEMENT in our 1998 Annual Report on Form 10-K.

Note D - Shareholders' Equity
     During the first three months of 1999, 50,398 shares of Class A common stock were issued in accordance with our Dividend
Reinvestment Plan (the "Plan"). The Plan offers shareholders an opportunity to invest cash dividends in additional shares at a 2% discount from the current market price. All shareholders are eligible to participate.

     Under the Merger Agreement with Shurgard Inc., we are contingently obligated to issue additional shares as consideration for certain partnership interests held by Shurgard Inc. which were not valued at the time of the merger. During the first quarter of 1999, we issued 145,286 shares related to this obligation. Additional shares may be issued over the next two years as consideration for similar interests in two other partnerships.

Note E - Contingent Liability and Commitments
     As a general partner, we are contingently liable for the debt of a European joint venture, which at March 31, 1999 totaled $23.9 million. We have also guaranteed our pro rata portion of the debt of certain domestic joint ventures and joint venture partners, which at March 31, 1999 totaled $32.3 million.

     Additionally, we have guaranteed $12.5 million in lease obligations for Shurgard Storage to Go, Inc., a containerized storage business. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax.

Note F - Purchase of Units of an Affiliated Party
    On March 31, 1999, we purchased one Limited Partner unit in Shurgard Institutional Fund LP II, from an unaffiliated third party, for $1.2 million in cash. We now own 6.5 of 9.5 limited partner units and are entitled to 67% of limited partner distributions. We continue to own a general partnership interest in this partnership which is consolidated in our financial statements.

Note G - Segment Reporting
     SSCI has three reportable segments; Same, New and European Stores. Our definition of Same Stores includes existing domestic facilities acquired prior to January 1 of 1998 as well as developed properties that have been operating a full two years as of January 1, 1999. We project that newly developed properties will reach stabilization in an average of 21 to 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1, 1998 as well as domestic developed properties that had not been operating a full two years as of January 1, 1999. Our definition of European Stores includes all non-domestic stores. We are currently located in four European countries: Belgium, France, Sweden and the United Kingdom.

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

     Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following table illustrates the results using the 1999 Same Store, New Store and European store base for reportable segments as of and for the quarters ended March 31, 1999 and 1998:

(in thousands)

                      Same       New       European
                     Stores     Stores      Stores     Total
                     ------     ------     --------    ------
Quarter ended
March 31, 1999

Rental revenue       $38,696     $4,723      $1,687     $45,106
Less unconsolidated
joint ventures        (1,153)    (1,457)                 (2,610)
                      ------     ------      ------     -------
Consolidated revenue  37,543      3,266       1,687      42,496

Operating expenses    11,096      1,957       1,093      14,146
Less unconsolidated
joint ventures          (278)      (446)                   (724)
                      ------      ------      -----      ------
Consolidated
operating expenses    10,818       1,511      1,093      13,422
                      ------      ------      -----      ------

Consolidated NOI     $26,725      $1,755       $594     $29,074
                     =======      ======      =====     =======
Quarter ended
March 31, 1998

Rental revenue       $37,467      $1,541       $718     $39,726
Less unconsolidated
 joint ventures       (2,233)       (715)                (2,948)
                      ------      ------      -----     -------
Consolidated revenue  35,234         826        718      36,778

Operating expenses    11,445         645        341      12,431
Less unconsolidated
joint ventures          (360)       (314)                  (674)
                      ------        -----      ----      ------
Consolidated
operating expenses    11,085         331        341      11,757
                      ------        ----       ----      ------
Consolidated NOI     $24,149        $495       $377     $25,021
                     =======        ====       ====     =======

     The following table reconciles the reportable segments' rental revenue per the table above to consolidated total revenue for the quarters ended March 31, 1999 and 1998.

(in thousands)                     1999        1998
                                 -------     -------
Consolidated rental revenue      $42,496     $36,778
Other real estate investments
 income (loss)                      (626)       (188)
Property management revenue          355         525
                                 -------     -------
Total revenue                    $42,225     $37,115
                                 =======     =======

     The following table reconciles the reportable segments' NOI per the table above to consolidated net income for the quarters ended
March 31, 1999 and 1998.

(in thousands)                     1999      1998
                                 -------   -------
Consolidated NOI                 $29,074   $25,021
Other real estate investments
 income (loss)                      (626)     (188)
Property management revenue          355       525
Other operating expenses         (14,287)  (11,215)
Interest & other income           (5,581)   (4,035)
Minority interest                  2,229       261
Change in accounting principle    (1,366)
                                  ------   -------
Net income                        $9,798   $10,369
                                  ======   =======

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "projects" and similar expressions are intended to identify forward-
looking statements regarding financial performance.   ACTUAL RESULTS
MAY DIFFER MATERIALLY DUE TO UNCERTAINTIES INCLUDING THE RISK THAT COMPETITION FROM NEW SELF STORAGE FACILITIES OR OTHER STORAGE ALTERNATIVES MAY CAUSE RENT TO DECLINE, OCCUPANCY RATES TO DROP AND DELAYS IN THE RENT-UP OF NEWLY DEVELOPED PROPERTIES, TAX LAW CHANGES MAY CHANGE THE TAXABILITY OF FUTURE INCOME, AND LITIGATION MAY MATERIALLY DECREASE LATE FEE REVENUE. ACTUAL RESULTS MAY DIFFER IF INCREASES IN LABOR, TAXES, MARKETING, LITIGATION AND OTHER OPERATING AND CONSTRUCTION EXPENSES OCCUR. Other factors which could affect our financial results are described below and in Item 1 (Business) and Item 7A of our most recent Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

INTERNAL GROWTH

     The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing facilities acquired prior to January 1 of 1998 as well as developed properties that have been operating for a full two years as of January 1, 1999. We project that newly developed properties will reach stabilization in an average of 21 to 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following tables summarize same store operating performance for the first quarter of 1999 and 1998:

 Same Store Results

(dollars in thousands               Quarter ended March 31,
except average rent)             --------------------------------
                                   1999         1998     % Change
                                 -------      -------    --------
Rental revenue                   $38,696      $37,467       3.3%
Property operating expenses (1)   11,096       11,445      (3.1%)
                                 -------      -------
Net operating income             $27,600      $26,022       6.1%
                                 =======      =======
Avg. annual rent per sq.ft (2)    $10.19        $9.72       4.8%
Avg. sq. ft. occupancy                85%          85%
Total net rentable sq. ft.    16,700,000   16,700,000
Number of properties                 257          257

_______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

     First quarter net operating income (NOI) for these centers has risen 6.1% over the same quarter last year due primarily to increases in revenue. Revenue gains were primarily a function of changes in rental rates, which were partially offset by a decline in other income which includes administrative fees, Ryder truck rentals and retail sales. First quarter 1999 operating expenses declined 3.1% from 1998 levels primarily due to decreases in personnel costs which include decreased insurance costs and lower on-site employee bonuses as compared to the prior year quarter.

     We believe our diversified portfolio minimizes the impact of individual market fluctuations that result from economic or competitive changes within those markets. Market conditions in Illinois, Texas, and California contributed to above-average revenue increases. Although occupancy declined in the Virginia, Maryland and Michigan markets, revenue increased over the prior year quarter due to rate increases. The Indiana market has experienced increased competition and, as a result, we have reduced rental rates in order to maintain occupancy.

     NEW STORES

     Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired as of January 1, 1998 as well as domestic developed properties that have not been operating a full eight quarters as of January 1, 1999.
 New Store Results

(dollars  in  thousands      Quarter Ended
except average rent)           March 31,
                          ------------------
                            1999       1998
                          -------   --------
Rental revenue           $  4,723   $  1,541
Property operating
 expenses (1)               1,957        645
                         --------   --------
Net operating income     $  2,766   $    896
                         ========   ========
Number of properties           52         21
Number of property
 months (2)                   150         58
Total invested cost as
 of March 31, 1999           $219.8 million

 _______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Represents the sum of the number of months we operated each property during the year.

   Increases from year to year in net operating income (NOI) for the new store portfolio reflect the greater number of property months included for the periods presented. Although this increase gives some indication of how much of our overall NOI growth results from this segment, it is not a good method of evaluating the performance of assets within this segment. We use different methods when evaluating the performance of assets in this segment based on whether they are acquisitions or developments. Acquisitions are evaluated based on the yield on invested cost, while development properties are evaluated based on comparisons of actual results to pro forma NOI for the appropriate period from opening or at stabilization. The performance of our acquisitions and developments are discussed in the sections that follow.


DOMESTIC ACQUISITIONS

     During the first three months of 1999, we did not purchase any additional storage centers. During the first quarter of 1998, we acquired a leasehold in an existing self storage center near Phoenix, Arizona for $1.2 million. Additionally, during the last nine months of 1998, we purchased seven existing storage centers (two through a joint venture in which we own an 86% interest) for $14.5 million. These eight properties total 347,000 net rentable square feet and contributed net operating income of $561,000 for the quarter ended March 31, 1999. The first quarter 1999 yield on these properties was 13%, (calculated as actual 1999 NOI less lease payments divided by purchase price). For a discussion of purchases of partnership units, see Liquidity and Capital Resources.

DOMESTIC DEVELOPMENT

     We opened two domestic storage centers in the first quarter of 1999, and, when all phases are complete, these two projects will total approximately 140,000 net rentable square feet with an estimated total cost of $8.8 million. One of these storage centers was developed through our Florida joint venture.

     We opened 24 storage centers in 1998, representing approximately 1,600,000 net rentable square feet. Of the 24 stores opened, one was developed through our California joint venture, three were developed through our Tennessee and Florida joint ventures, while another ten were contributed to Shurgard/Fremont Partners I (SFPI) in which we own a 10% interest (see NEW DEVELOPMENT FINANCING ARRANGEMENT in our 1998 Annual Report on Form 10-K). These 1998 developments together generated $644,000 in net operating income for the first three months of 1999. For the one month ended March 31, 1999, these developments had NOI of $259,000 which represents 24% of projected monthly NOI at stabilization. Additionally, these developments averaged 37% occupancy for the month of March 1999. The storage center developed through our California joint venture is not included in the operating results above as it is currently a managed property. For a further discussion see OTHER REAL ESTATE INVESTMENTS in our 1998 Annual Report on Form 10-K.

     The 17 storage centers opened in 1997 (five of which were contributed to SFP1 and seven of which were developed through our Tennessee and Florida joint ventures), representing 1,181,000 net rentable square feet, averaged 71% occupancy for the month of March 1999. These 1997 developments together generated $1,496,000 in net operating income for the first three months of 1999. For the one month ended March 31, 1999 these developments had net operating income of $524,000 which represents 82% of projected monthly NOI at stabilization. Total cost to develop these properties was $67.7 million.

     In addition to the above completed developments, we had 18 storage centers under construction (five of these are being developed in Florida through joint ventures) as of March 31, 1999. As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at March 31, 1999.

                                    Number     Estimated     Total Cost to
                                      of     Completed Cost   Date as of
                                   Projects   of Projects    March 31, 1999
                                   --------  --------------  --------------
  New Domestic Developments:
   Construction in progress           18     $97 million      $55.7 million
   Land purchased pending construction 7     $26.1 million     $4.1 million
  Expansion of Existing Properties:
    Construction in progress           4      $7.2 million     $9.9 million

     We believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for our pro-rata interest in developments was $607,000 (net operating income of $717,000 less $1,324,000 of interest at 8.5% interest on invested capital) for the first three months of 1999 compared to $637,000 for the same period in 1998. For further discussion of the effect of this dilution, see our 1998 Annual Report on Form 10-K.

NEW DEVELOPMENT FINANCING ARRANGEMENT

     In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO), we have been pursuing alternative financing options. On March 17, 1999, we formed a partnership, Shurgard/Fremont Partners II (SFPII), with Fremont Realty Capital L.L.C. (Fremont). One of our wholly owned subsidiaries and an affiliate of Fremont are the general partners of SFPII. We have a 10% equity interest and the Fremont affiliate has a 90% equity interest in SFPII. All major decisions by SFPII require approval of both partners. SFPII will acquire up to 16 newly developed storage centers and has entered into a commitment with a commercial bank to finance 70% of its required capital.
     We expect to contribute the first six to seven properties in the second quarter of this year.


EUROPEAN OPERATIONS

     As of March 31, 1999, SSC Benelux & Co., SCS (Benelux SCS), in which we have a 13% equity position, was operating in Belgium, Sweden, France and the United Kingdom. For a detailed discussion of this investment see EUROPEAN OPERATIONS in our 1998 Annual Report on Form 10-K.

     Our pro rata portion of operating losses before the cumulative effect of a change in accounting principle for European operations was $255,000 and $56,000, for the quarters ended March 31, 1999, and 1998, respectively. Although the operations of existing stores are improving, we believe Benelux SCS will continue to produce losses through 2001 as financing costs and start up losses of the additional stores and overhead costs necessary to carry out current expansion plans will exceed operating income.

                        European Development
     The following table summarizes European development by country in U.S. dollars:

                                                 Total Net
                      Number of   Estimated    Rentable Sq. Ft.
                      Properties  Total Cost    when complete
                      ----------  ----------    -------------
         Opened in 1999
          Sweden          1     $4.0 million       63,000
         Opened in 1998
          Belgium         3    $12.1 million      185,000
          Sweden          4    $17.8 million      260,000
         Opened in 1997
           Belgium        2     $7.8 million      135,000


     During 1999, we opened one storage center in Sweden with an estimated total cost of $4 million and net rentable square feet of 63,000 when all phases are complete. The seven storage centers opened in 1998 between April and the end of December, ranged from 3-43% occupancy for the last month of the quarter of 1999 and together generated $53,000 in net operating income for the three months ended the first quarter of 1999. Although it is too early to project rent-up periods for these projects, they are renting up according to plan.

     The  two  storage centers opened in 1997 averaged 59% occupancy for the last month of the quarter and together generated $124,000 in
net  operating income for the first three months of 1999.   For  the
last  month  of  this quarter, these developments had net  operating income  of $33,000 which represents 61% of projected monthly NOI  at stabilization (as measured in the relevant local currency).

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

     In  addition  to  the  above completed  developments,  we  have purchased  five  sites in the U.K. and one in Belgium  on  which  we intend  to  build  storage centers. Subsequent to  the  end  of  the quarter,  we  obtained the permits on one of the U.K. properties  and began  construction.  In order to compete for sites  in  the  United
Kingdom, we have departed from our general policy of purchasing land only after the permitting process is complete.  As a result, we have undertaken the additional risk that we may be unable to complete the
permitting  process and cannot sell the property at a  profit.   The
following table summarizes European development projects in progress at March 31, 1999:

                                Number       Estimated      Total Cost to
                                  of      Completed Cost     Date as of
                               Projects     of Projects     March 31, 1999
                               --------   --------------    -----------
  New Developments:
   Construction in progress       0
   Land purchased pending         6         $41.6 million   $17.2 million
   construction
  Expansion of Existing Properties
   Construction in progress       0

     In the current state of the European self storage market, we believe that a strategy of growth through development will result in superior returns over the long-term. However, as discussed earlier, this development strategy creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion, see DOMESTIC DEVELOPMENT in our 1998 Annual Report on Form 10-K.

                        European Acquisitions
     During 1997, we purchased three storage centers in France totaling 116,000 net rentable square feet at a total cost of $7.1 million. One of these storage centers was located in Nice while the
other two were located in Paris.   The properties in Paris were
recently developed and were still in the rent-up phase at the time of acquisition. The Nice acquisition met the criteria for Same Stores this quarter and is included in the Same Store results in the following section.

     (dollars in thousands
     except average rent)           Quarter ended March 31,
                                    -----------------------
    Results for 1997 Acquisitions      1999         1998
                                      -----        -----
    Rental revenue                    $ 287        $ 171
    Property operating expenses(1)      165          113
                                      -----        -----
    Net operating income              $ 122        $  58
                                      =====        =====
    Avg. annual rent per sq. ft.(2) $ 22.40      $ 20.30
    Avg. sq.ft. occupancy                62%          41%
    Total net rentable sq. ft.       83,000       83,000
    Number of properties                  2            2
    Number of property-months (3)         6            6
    Purchase price                    $ 3.8 million

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

                   European Same Store Operations

     Our definition for European same stores includes existing facilities acquired prior to January 1 of 1998 as well as developed properties that have been operating a full two years as of January 1, 1999. The following table summarizes same store operating performance for the quarters ended March 31, 1999 and 1998.

(dollars in thousands
except average rent)         Quarter ended March 31,
                           ---------------------------
                            1999       1998   % Change
                         -------    -------   --------
Rental revenue           $   810    $   629      29%
Property operating
 expenses (1)                328        322       2%
                         -------    -------
Net operating income     $   482    $   307      57%
                         =======    =======
Avg. annual rent per
 sq.ft. (2)              $ 13.50    $ 11.00      23%
Avg. sq.ft. occupancy         88%        78%
Total net rentable
 sq.ft.                  277,000    277,000
Number of properties           5          5
Total invested cost as
 of March 31, 1999      $20.2 million

_______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

     In the first quarter of 1999, we increased rental rates of Same Stores an average of 23% when measured in U.S. dollars and 17% in local currency. This achievement brings the rental rates to the levels we anticipated upon investing in the storage centers. We attribute this success to increased product awareness in the market which was obtained through extensive marketing efforts.


OTHER REAL ESTATE INVESTMENTS

     The following table shows income (loss) from other real estate investments for the quarter ended March 31, 1999 and 1998.

(dollars in thousands)       Quarter ended March 31,
                             -----------------------
                                1999        1998
                             -------      --------
Containerized storage      $   (771)     $   (622)
Joint ventures                 (188)          (74)
Participating mortgages         397           411
Other partnership investments   (64)           97
                           --------      --------
     Total                 $   (626)     $   (188)
                           ========      ========

                        Containerized Storage

     As discussed in our Annual Report, we have invested in Shurgard Storage To Go, Inc., (STG) a containerized storage business. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax. As of March 31, 1999, we had invested $4.7 million in STG. We have committed to lend up to $9 million under an unsecured five-year note of which $7.4 million was outstanding at March 31, 1999. Our pro rata portion of STG losses was $771,000 for the quarter ended March 31, 1999, which includes a $92,000 extraordinary expense reflecting the write-off of start-up costs in accordance with SOP 98-5 and $621,000 for the quarter ended March 31, 1998 which is net of a one time $224,000 positive adjustment. Additionally, we currently guarantee $12.5 million in lease obligations for STG.

                           Joint Ventures

     Pursuant to our affiliation agreements with two storage operators, we have entered into 19 joint ventures in which our economic interest in these joint ventures ranges from 50% to 90%. Losses for these joint ventures totaled $188,000 for the quarter ended March 31, 1999 due to the addition of new properties added during the previous year and current quarter, offsetting earnings on stabilized properties. Performance related to stores developed through these joint ventures is included in the discussion in DOMESTIC DEVELOPMENT. The table below summarizes certain financial information related to the joint ventures described above.

(dollars in thousands)    Quarter ended March 31, (1)
                          ---------------------------
                              1999         1998
    Joint Ventures         ---------    --------
Operating properties:
 Net operating income      $     890    $    489
 Total assets              $  46,615    $ 29,896
 Total debt                $  31,505    $ 16,596
 Number of operating
  property months(2)              49          33
 Number of operating
  properties                      17          11

Under construction properties:
 Total assets              $  11,822    $   5,957
 Total debt                $   4,620    $   2,372
 Number of properties
  under construction               5            3

(1) Dollar amounts represent our pro rata portion of NOI, assets and debt based on our ownership percentage.
(2) Represents the sum of the number of months we operated each property during the applicable period.

     Additionally, we have entered into an agreement with a California developer under which it will purchase sites in southern California and construct storage centers on them according to our specifications. For further detail on this agreement see our Annual Report on Form 10-K for the year ended December 31, 1998. At March 31, 1999, we had guaranteed $16.7 million in outstanding debt for four properties related to this agreement and will guarantee additional amounts as future properties are approved and developed.

      Participating Mortgages and other Partnership Investments

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

OTHER OPERATIONS

     Property management revenue for the first three months of 1999 decreased $170,000 over the same period last year. This decline is due to the elimination of management fees related to partnerships we now consolidate for financial reporting purposes as well as a one time partnership income increase that was included in the prior year quarter.

     Interest expense for the first three months of 1999 increased $1.4 million over the first three months of 1998 due to an increase in the outstanding debt balance (both in lines of credit and notes payable) from $331 million at March 31, 1998 to $457 million at March 31, 1999. Additionally, during the first quarter of 1999, we capitalized $2,500,000 in interest related to the construction of storage centers, while $1,595,000 in interest was capitalized in the first quarter of 1998.

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

                                Quarter ended
                                  March 31,
                               ---------------
                                1999      1998
                               ------   -------
Net income                   $  9,798  $ 10,369
Non-recurring revenue/expenses  1,645      (216)
Preferred dividend             (2,188)   (1,100)
Depreciation/amortization       9,542     8,114
Depreciation/ amortization
 from unconsolidated joint
 ventures and subsidiaries       (378)      (37)
Deferred financing costs         (280)     (280)
                             ---------  -------
FFO as currently defined    $  18,139  $ 16,850
                            =========  ========

     FFO for the first three months of 1999 rose $1.3 million over FFO for the first three months of 1998. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments. Non-recurring revenue and expenses in the table above includes the effect of the cumulative change in accounting principle relating to SOP 98-5 for both consolidated entities and our pro-rata portion of unconsolidated joint ventures. (See Note A)


LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 1999, we invested $23.7 million in domestic development and expansion projects, $8.9 million in European development projects, and $1.0 million in capital improvements to our existing portfolio. The $3.7 million increase in other real estate investments consists primarily of $3.5 million invested in joint ventures and $0.2 million invested in our containerized storage operation.

     The balance on the domestic line of credit increased $22 million from December 31, 1998 to March 31, 1999. Draws on the line of credit were used to fund the purchase of a partnership unit, development activity, and general corporate purposes. Notes payable increased $13.7 million primarily due to draws on loans from an affiliated joint venture to fund development activity in Europe. At March 31, 1999, the ratio of the Company's debt to total assets was 39% and its debt to total market capitalization was 35%.

     We have an unsecured domestic line of credit to borrow up to $150 million at a spread over LIBOR, maturing September 30, 1999, with the option to extend until September 2000. The amount available and the spread vary based on the terms of the agreement; as of March 31, 1999, the current available amount is $150 million, of which approximately $103.4 million was outstanding. At March 31, 1999, the weighted average interest rate was 5.95%.

     We have European credit lines (denominated in local currencies) to borrow up to a total of $11.5 million of which $10.5 million had been drawn down as of March 31, 1999. Of this amount, $0.5 million matures in 1999 and $11 million matures in 2001. The weighted average effective interest rate on these lines at March 31, 1999 was 5.1%.

     On March 31, 1999, we purchased one Limited Partnership unit in Shurgard Institutional Fund LP II, from an unaffiliated third party, for $1.2 million in cash. We now own 6.5 of 9.5 limited partner units and are entitled to 67% of limited partner distributions. We continue to own a general partnership interest in this partnership which is consolidated in our financial statements.

     We anticipate funding 1999 growth and our on-going development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. We intend to pursue joint ventures with private institutions and public pension funds to provide these alternative sources of capital. We believe that our cash flow in 1999 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the three months ended March 31, 1999 was $21.4 million compared to $16.9 million for the same period of 1998. On April 28, 1999, we declared a dividend of $0.50 per share to be paid on May 24, 1999. This dividend is approximately 79% of first quarter FFO.

YEAR 2000 COMPLIANCE
     We are continuing the process of identifying our potential risks relating to the Year 2000 issue in both our information technology and non-information technology systems, and are implementing solutions to mitigate those risks as they are identified. We expect to complete our evaluation by June 30, 1999 and believe that we will be successful in implementing the identified solutions in a timely manner.

     Our risks relating to the Year 2000 are in the areas of internal systems, external interface systems and third-party service providers. We recently replaced most of our internal systems for reasons other than Year 2000 issues, and due to this, very few systems needed to be replaced as a result of our Year 2000 compliance program. We estimate that our total cost to replace noncompliant systems will be approximately $300,000 to $400,000. Through March 31, 1999, we have spent approximately $115,000 to replace our network software and 31 out of 51 of our older, non-compliant gate control systems at certain of our stores. We estimate that the remaining gates will be replaced by September 1999. Systems still under evaluation include certain computer hardware and our payroll system. We expect to complete this evaluation by June 30, 1999.

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

Part II, Item 1: Legal Proceedings

     On April 6, 1998, a lawsuit was filed against Shurgard Storage Centers, Inc., in the Superior Court of California for Alameda County. The plaintiff is a California unincorporated association, the Consumer Justice Foundation, claiming to bring the action on behalf of the general public. The Complaint alleges that the late fees and lien fees collected by Shurgard are not liquidated damages but constitute an unenforceable penalty in violation of the California Business and Professions Code and the California Civil Code. The plaintiff further alleges that imposing late fees and lien fees constitutes an unfair business practice under the
California Business and Professions Code. The plaintiff seeks restitution in an undisclosed amount, injunctive relief, as well as costs and attorneys' fees. Subsequent to the end of the quarter, this case was dismissed without prejudice.

Part II, Item 5: Other Information
On March 9, 1999, the Board approved the appointment of an additional director, W. Thomas Porter to fill the vacant seat on the Board.

Part II, Item 6:  Exhibits and Reports on Form 8-K

Exhibits:
      Exhibit 10.1-Partnership Agreement, dated March 17, 1999, between Shurgard Development II, Inc. and Fremont Storage
      Partners II, L.L.C. forming Shurgard/Fremont Partners II

      Exhibit 10.2-First Amendment to Partnership Agreement between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C. forming Shurgard/Fremont Partners II as of April 27, 1999

      Exhibit 10.3-Seventh Amendment to Amended and Restated Loan Agreement dated as of April 28, 1999

      Exhibit 27-Financial Data Schedule

Reports on Form 8-K:

      During the quarter ended March 31, 1999, no reports were filed on Form 8-K.


                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  May 12, 1999   By: /s/ Harrell Beck
                         -----------------
                          Harrell Beck
                          Chief Financial Officer, Chief Accounting
                          Officer and Authorized Signatory