Form 10-Q
period 1999-06-30
SHURGARD STORAGE CENTERS INC
filed 1999-08-10
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                               OR

[  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from--------------to-----------


                 Commission file number  0-23466

                   SHURGARD STORAGE CENTERS, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           WASHINGTON                            91-1603837
   ------------------------------               -------------
   (State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

 1155 Valley St., SUITE 400, SEATTLE, WASHINGTON      98109
 -----------------------------------------------    ---------
  (Address of principal executive offices)          (Zip Code)


Registrant's  telephone number, including area code  206-624-8100


     Indicate by check mark whether the registrant (1) has  filed all  reports required to be filed by Section 13 or 15(d)  of  the
Securities  Exchange Act of 1934 during the preceding  12  months
(or  for such shorter period that the registrant was required  to file  such  reports),  and (2) has been subject  to  such  filing requirements for the past 90 days.
                                                      Yes  X  No
                                                          ---   ---
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at August 2, 1999:
      Class A Common Stock, $.001 par value, 28,960,094 shares outstanding Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                           June 30,   December 31,
                                             1999         1998
                                           --------   ----------
Assets
 Storage centers:
  Land                                    $ 238,987    $ 212,154
  Buildings and equipment, net              784,693      750,700
  Construction in progress                   71,075       81,043
                                          ---------    ---------
       Total storage centers              1,094,755    1,043,897
 Other real estate investments               34,003       33,057
 Cash and cash equivalents                   10,317        9,474
 Restricted cash and investments              7,016        6,864
 Other assets                                60,554       60,615
                                          ----------   ---------
       Total assets                      $1,206,645   $1,153,907
                                         ==========   ==========

Liabilities and Shareholders' Equity
 Accounts payable and other liabilities   $  33,314    $  41,201
 Lines of credit                            120,733       95,028
 Notes payable                              374,594      331,109
                                          ---------    ---------
       Total liabilities                    528,641      467,338
                                          ---------    ---------
 Minority interest in other real estate
  investments                                34,245       34,759

 Commitments and contingencies (Notes D and E)

 Shareholders' equity:
  Series B Cumulative Redeemable Preferred
   Stock; $0.001 par value; 2,300,000
   authorized; 2,000,000 shares issued
   and outstanding; liquidation preference   48,056       48,056

  Series C Cumulative Redeemable Preferred
   Stock; $0.001 par value: 2,000,000
   authorized; 2,000,000 shares issued
   and outstanding; liquidation preference   48,115       48,115

  Class A Common Stock, $0.001 par value;
   120,000,000 authorized; 28,958,095 and
   28,677,367 issued and outstanding        608,694      605,484

  Class B Common Stock, $0.001 par value;
   500,000 authorized, 154,604 issued
   and outstanding; net of loans to shareholders
   of $4,002                                 (1,086)      (1,086)

  Accumulated net income less distributions (57,471)     (47,312)
  Accumulated other comprehensive income     (2,549)      (1,447)
                                            --------      -------
       Total shareholders' equity           643,759      651,810
                                           --------      -------
  Total liabilities and shareholders'
   equity                               $ 1,206,645  $ 1,153,907
                                        ============ ===========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)


                              For the three  For the three
                               months ended  months ended
                              June 30, 1999  June 30, 1998
                              -------------  -------------
     Revenue
     Rental                     $  44,873    $  38,075
     Other real estate investments   (364)        (341)
     Property management              355          653
                                  -------      -------
          Total revenue            44,864       38,387
                                  -------      -------
     Expenses
     Operating expense             12,927       11,010
     Depreciation and amortization  9,795        7,659
     Real estate taxes              3,937        3,216
     General, administrative and
       other                        1,593          744
                                  -------      -------
          Total expenses           28,252       22,629
                                  -------      -------
     Income from operations        16,612       15,758
                                  -------      -------
     Interest and other income        288          264
     Interest expense              (6,602)      (4,973)
                                  -------      --------
          Other income
           (expense), net          (6,314)      (4,709)
                                  -------      -------
     Minority interest              2,844          290
                                  -------      -------
     Income before cumulative
       effect of a change in
       accounting principle        13,142       11,339

     Cumulative effect of a change
       in accounting principle
                                  -------     --------
     Net income                 $  13,142    $  11,339
                                =========    =========

     Basic net income per common share:
     Income before change in
       accounting principle     $    0.38    $    0.36
     Cumulative effect of a change
       in accounting principle  $
                                ---------    ---------
     Net income                 $    0.38    $    0.36
                                =========    =========

     Diluted net income per common share:
     Income before change in
       accounting principle     $    0.38    $    0.36
     Cumulative effect of a change
       in accounting principle  $
                                ---------    ---------
     Net income                 $    0.38    $    0.36
                                =========    =========

     Distributions per common share:
       Basic                    $     .50    $    0.49
                                =========    =========
       Diluted                  $     .50    $    0.49
                                =========    =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                              For the six   For the six
                              months ended  months ended
                             June 30, 1999  June 30, 1998
                             -------------  -------------
     Revenue
     Rental                     $  87,369    $  74,853
     Other real estate investments   (990)        (529)
     Property management              710        1,178
                                  -------      -------
          Total revenue            87,089       75,502
                                  -------      -------
     Expenses
     Operating expense             25,892       21,874
     Depreciation and amortization 19,337       15,773
     Real estate taxes              7,645        6,185
     General, administrative and
       other                        3,087        1,769
                                  -------      -------
          Total expenses           55,961       45,601
                                  -------      -------
     Income from operations        31,128       29,901
                                  -------      -------
     Interest and other income        578          690
     Interest expense             (12,473)      (9,434)
                                  -------      -------
          Other income
           (expense), net         (11,895)      (8,744)
                                  -------      -------
     Minority interest              5,073          551
                                  -------      -------
     Income before cumulative
       effect of a change in
       accounting principle        24,306       21,708

     Cumulative effect of a change
       in accounting principle     (1,366)
                                  -------      -------
     Net income                 $  22,940    $  21,708
                                =========    =========

     Basic net income per common share:
     Income before change in
       accounting principle     $     .69    $    0.68
     Cumulative effect of a change
       in accounting principle  $    (.05)
                                ---------    ---------
     Net income                 $     .64    $    0.68
                                =========    =========

     Diluted net income per common share:
     Income before change in
       accounting principle     $     .69    $    0.68
     Cumulative effect of a change
       in accounting principle  $    (.05)
                                ---------    ---------
     Net income                 $     .64    $    0.68
                                =========    =========
     Distributions per common share:
       Basic                    $     .99    $    0.98
                                =========    =========
       Diluted                  $     .99    $    0.98
                                =========    =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)

                                     Six months  Six months
                                       ended       ended
                                      June 30,    June 30,
                                        1999        1998
                                      --------   ---------
Operating activities:
  Net income                          $22,940     $21,708
  Adjustments to reconcile earnings
  to net cash provided by operating
  activities:
     Cumulative change in accounting
      principle                         1,366
     Depreciation and amortization     19,337     15,773
     Other                                          (294)
     Loss from other real estate
      investments                       2,108      1,910
     Minority interest in earnings from
      investments in other real estate
      investments                      (5,073)      (551)
     Changes in operating accounts:
       Restricted cash                   (153)       126
       Other assets                    (1,218)    (1,302)
       Accounts payable and other
        liabilities                       532       (964)
                                       ------     ------
       Net cash provided by
        operating activities           39,839     36,406
                                       ======     ======
Investing activities:
  Construction, acquisition and
   improvements to storage centers    (82,381)    (86,943)
  Proceeds from sale of real estate                 2,000
  Purchase of other real estate
   investments                         (3,829)     (1,267)
  Purchase of non-competition agreements
   and other amortizable assets          (575)     (1,353)
  Increase in loans to affiliates        (358)     (3,988)
  Purchase of additional interest in
     an affiliated partnership         (1,191)
  Distributions in excess of earnings
   from other real estate investments               1,878
                                       ------      ------
       Net cash used in investing
        activities                    (88,334)    (89,673)
                                      -------     -------
Financing activities:
  Proceeds from notes payable          48,345      46,358
  Net proceeds from lines of credit    26,838      24,964
  Payment of loan costs                (1,983)       (133)
  Proceeds from exercise of stock options
    and dividend reinvestment plan      2,158       2,792
  Distributions paid                  (33,098)    (29,956)
  Contributions received from
    minority partners                   7,650      10,490
  Distributions to minority partners     (478)       (385)
                                       ------      ------
       Net cash provided by financing
        activities                     49,432      54,130
                                       ------      ------
Net effect of translation on cash         (95)
                                       ------      ------
Increase in cash and cash equivalents     842         863
Cash and cash equivalents at beginning
 of period                              9,475       7,248
Cash and cash equivalents at end of    ------      ------
 period                              $ 10,317     $ 8,111
                                     ========     =======
Supplemental schedule of cash flow information:
  Cash paid for interest, net of
     interest capitalized            $ 13,530    $ 11,002
                                     ========    ========

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                   Six Months Ended June 30, 1999
                             (unaudited)

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

     On April 3, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organization expenses to be expensed as incurred. We have implemented SOP 98-5 in the first quarter of 1999. This initial application for consolidated entities is reported as a cumulative effect of a change in accounting principle.

     Basic average shares outstanding for the six months ended June 30, 1999 and 1998 were 29,032,756 and 28,633,157, while the three months ended June 30, 1999 and 1998 were 29,068,594 and 28,658,910, respectively. Diluted average shares outstanding for the six months ended June 30, 1999 and 1998 were 29,071,238 and 28,664,244, while the three months ended June 30, 1999 and 1998 were 29,125,943 and 28,689,998, respectively.

     Certain amounts in the 1998 financial statements have been reclassified to conform to the current presentation.

     Accumulated other comprehensive income consists of foreign currency translation adjustments.

Note B - Lines of Credit
     We have an unsecured domestic line of credit to borrow up to $150 million at a spread over LIBOR, maturing September 30, 1999, with the option to extend until September 2000. The amount available and the spread vary based on the terms of the agreement; as of June 30, 1999, the current available amount is $150 million, of which approximately $108.8 million was outstanding. At June 30, 1999, the weighted average interest rate was 6.2%.

     We have European credit lines (denominated in local currencies) to borrow up to a total of $13.3 million of which $11.9 million had been drawn down as of June 30, 1999. Of this amount, $0.3 million matures in 1999, $9.6 million matures in 2001, and the remaining matures between 2002 and 2005. The weighted average effective interest rate on these lines at June 30, 1999 was 5.0%.

Note C - Storage Centers
     Building and equipment are presented net of accumulated depreciation of $122.7 million and $106.5 million as of June 30, 1999 and December 31, 1998, respectively.

     On March 17, 1999, we formed a partnership, Shurgard/Fremont Partners II (SFPII), with Fremont Realty Capital L.L.C. (Fremont). One of our wholly owned subsidiaries and an affiliate of Fremont are the general partners of SFPII. We have a 10% equity interest and the Fremont affiliate has a 90% equity interest in SFPII. Under the terms of the agreements executed in connection with the formation of SFPII, we contribute properties to SFPII shortly after construction is completed. The first six properties were contributed on May 21, 1999. SFPII has granted us an option to acquire all of the properties owned by the Partnership. The purchase option is exercisable at certain times between December 15, 2001 and November 30, 2003, depending upon the performance of the properties.

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

Note D - Shareholders' Equity
     During the first six months of 1999, 115,368 shares of Class A common stock were issued in connection with our Dividend Reinvestment Plan (the Plan). The Plan offers shareholders an opportunity to invest cash dividends in additional shares at a 2% discount from the current market price. All shareholders are eligible to participate.
     Under the Merger Agreement with Shurgard Inc., we are contingently obligated to issue additional shares as consideration for certain partnership interests held by Shurgard Inc. which were not valued at the time of the merger. During the first quarter of 1999, we issued 145,286 shares related to this obligation. Additional shares may be issued over the next two years as consideration for similar interests in two other partnerships.

Note E -Contingent Liability and Commitments
     As a general partner, we are contingently liable for the debt of a European joint venture, which at June 30, 1999 totaled $26.8 million. We have also guaranteed all or portions of the debt of certain domestic joint ventures and joint venture partners, which at June 30, 1999 totaled $36.4 million.

     Additionally, we have guaranteed $11.2 million in lease obligations for Shurgard Storage to Go, Inc., a containerized storage business. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax.

Note F - Purchase of Units of an Affiliated Party
    On March 31, 1999, we purchased one Limited Partner unit in Shurgard Institutional Fund LP II, from an unaffiliated third party, for $1.2 million in cash. We now own 6.5 of the 9.5 limited partner units and are entitled to 67% of limited partner distributions. We continue to own a general partnership interest in this partnership which is consolidated in our financial statements.

Note G - Segment Reporting
     SSCI has three reportable segments; Same, New and European Stores. Our definition of Same Stores includes existing domestic facilities acquired prior to January 1 of 1998 as well as developed properties that have been operating a full two years as of April 1, 1999. We project that newly developed properties will reach stabilization in an average of 21 to 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1, 1998 as well as domestic developed properties that had not been operating a full two years as of April 1, 1999. European Stores include all of our non-domestic stores. We are currently located in five European countries: Belgium, France, Sweden, the Netherlands, and the United Kingdom.

     The three reportable segments allow us to focus on increasing net operating income from our existing domestic real estate assets, renting up our new domestic properties, and becoming a dominant player in the European market. We evaluate each segment's performance based on net operating income (NOI) which is defined as rental revenue less direct operating expenses and real estate taxes. NOI does not include any allocation of off-site management or overhead costs.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers.

     SSCI does not allocate non-direct operating expenses, depreciation & amortization, general, administrative and other, interest expense, interest and other income (net) and minority interest to the segments.

     Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following tables illustrate the results using the 1999 Same Store, New Store and European Store base for reportable segments as of and for the three months and six months ended
June 30, 1999 and 1998.

(in thousands)

                      Same         New      European
                     Stores      Stores      Stores     Total
                    -------      ------     --------   ------
Quarter ended
June 30, 1999

Rental revenue       $40,656     $4,916      $1,689     $47,261
Less unconsolidated
 joint ventures       (1,250)    (1,138)                 (2,388)
                      ------     ------      ------      ------
Consolidated revenue  39,406      3,778       1,689      44,873

Operating expenses    11,518      2,108       1,068      14,694
Less unconsolidated
 joint ventures         (290)      (533)                   (823)
                      ------      -----       ------     ------
Consolidated
operating expenses    11,228      1,575       1,068      13,871
                     -------     ------       -----     -------
Consolidated NOI     $28,178     $2,203        $621     $31,002
                     =======     ======       =====     =======
Quarter ended
June 30, 1998

Rental revenue       $39,182     $2,176        $769     $42,127
Less unconsolidated
 joint ventures       (2,584)    (1,468)                 (4,052)
                      ------     ------       -----      ------
Consolidated revenue  36,598        708        769       38,075

Operating expenses    11,382        916        678       12,976
Less unconsolidated
 joint ventures         (686)      (839)                 (1,525)
                      ------      -----      -----       ------
Consolidated
 operating expenses   10,696         77        678       11,451
                      ------      -----      -----       ------
Consolidated NOI     $25,902       $631        $91      $26,624
                     =======      =====      -----      -------

(in thousands)

                      Same         New      European
                     Stores      Stores      Stores     Total
                     ------      ------     -------     ------
Six months ended
June 30, 1999

Rental revenue       $79,671     $9,320      $3,376     $92,367
Less unconsolidated
                      (3,204)    (1,794)                 (4,998)
                     -------     ------      ------     -------
Consolidated revenue  76,467      7,526       3,376      87,369

Operating expenses    22,735      3,960       2,160      28,855
Less unconsolidated
 joint ventures         (779)      (783)                 (1,562)
                      ------      -----       ------     ------
Consolidated
 operating expenses   21,956      3,177       2,160      27,293
                      ------     ------      ------     -------
Consolidated NOI     $54,511     $4,349      $1,216     $60,076
                     =======     ======      ======     =======
Six months ended
June 30, 1998

Rental revenue       $76,899     $3,467      $1,486     $81,852
Less unconsolidated
 joint ventures       (5,024)    (1,975)                 (6,999)
                     -------     ------      ------      ------
Consolidated          71,875      1,492       1,486      74,853
revenue

Operating expenses    22,946      1,440       1,019      25,405
Less unconsolidated
 joint ventures       (1,271)      (926)                 (2,197)
                      ------      -----       -----      ------
Consolidated
operating expenses    21,675        514       1,019      23,208
                      ------       ----       -----     -------
Consolidated NOI     $50,200       $978        $467     $51,645
                     =======       ====       =====     =======

     The following table reconciles the reportable segments' rental revenue per the table above to consolidated total revenue for the quarters and six months ended June 30, 1999 and 1998.


(in thousands)             Three months ended      Six months ended
                                June 30,                June 30,
                           ------------------    ---------------------
                            1999         1998      1999        1998
                           -------     ------     ------     --------
Consolidated rental
 revenue                   $44,873     $38,075    $87,369    $74,853
Other real estate
investments income (loss)     (364)       (341)      (990)      (529)
Property management revenue    355         653        710      1,178
                           -------     -------    -------    -------
Total revenue              $44,864     $38,387    $87,089    $75,502
                           =======     =======    =======    =======

     The following table reconciles the reportable segments' NOI per the table above to consolidated net income for the quarters and six months ended June 30, 1999 and 1998.

(in thousands)               Three months ended     Six months ended
                                  June 30,                June 30,
                             ------------------     ----------------
                               1999        1998       1999      1998
                             ------       -----     ------     -----
Consolidated NOI             $31,002     $26,624     $60,076    $51,645
Other real estate
investments income (loss)       (364)       (341)       (990)      (529)
Property management revenue      355         653         710      1,178
Other operating expenses     (14,381)    (11,178)    (28,668)   (22,393)
Interest & other income       (6,314)     (4,709)    (11,895)    (8,744)
Minority interest              2,844          290      5,073        551
Change in accounting          ------      -------     ------      -----
 principle                                            (1,366)
                              ------      -------    -------    -------
Net income                   $13,142      $11,339    $22,940    $21,708
                             =======      =======    =======    =======

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

INTERNAL GROWTH

     The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of 1998 as well as developed properties that have been operating for a full two years as of April 1, 1999. We project that newly developed properties will reach stabilization in an average of 21 to 24 months. Please note that our definition of Same Stores results in the addition of stores each quarter as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following tables summarize same store operating performance for the 2nd quarter and first six months of 1999 and 1998:

                         Same Store Results

(dollars in thousands except       Three months ended June 30,(3)
average rent)                      ------------------------------
                                      1999      1998    % Change
                                   -------     ------   --------
Rental revenue                     $40,656     $39,182    3.8%
Property operating expenses (1)     11,518      11,380    1.2%
                                   -------     -------
Net operating income               $29,138     $27,802    4.8%
                                   =======     =======
Avg. annual rent per sq. ft.(2)     $10.28       $9.82    4.7%
Avg. sq. ft. occupancy                  87%         87%
Total net rentable sq. ft.      16,900,000  16,900,000
Number of properties                   260         260

_______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3) Table includes the total operating results of each store regardless of our ownership interest in that store. Note G to the consolidated financial statements reconciles Same Store results to our consolidated net income.

     Second quarter net operating income (NOI) for these centers has risen 4.8% over the same quarter last year due to increases in revenue. Revenue gains were primarily a function of changes in rental rates and were partially offset by declines in late fees and retail sales. Second quarter 1999 operating expenses increased 1.2% from 1998 levels primarily due to increases in utilities and increases in real estate tax assessments for a couple of markets.

(dollars in thousands except     Six months ended June 30, (3)
average rent)                    ------------------------------
                                     1999       1998   % Change
                                  -------      -------  -------
Rental revenue                    $79,671      $76,899   3.6%
Property operating expenses (1)    22,735       22,946  (0.9%)
                                  -------       ------
Net operating income              $56,936      $53,953   5.5%
                                  =======      =======
Avg. annual rent per sq. ft.(2)    $10.22        $9.77   4.6%
Avg. sq. ft. occupancy                 86%          86%
Total net rentable sq. ft.     16,900,000   16,900,000
Number of properties                  260          260

_______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3) Table includes the total operating results of each store regardless of our ownership interest in that store. Note G to the consolidated financial statements reconciles Same Store results to our consolidated net income. Our pro rata portion of NOI for these stores is $55,037,000 for the six months ended June 30, 1999.

     Same store NOI for the first half of 1999 rose 5.5% over the same period last year primarily due to rent increases. Revenue gains were partially offset by declines in late fees and retail sales as mentioned above. Operating expenses for the first six months of 1999 decreased 0.9%. Increases in utilities and repairs and maintenance expenditures were more than offset by declines in personnel costs, which include decreased health insurance costs and lower on-site employee bonuses. We do not expect this decrease to continue through annual operating results.


                          New Store Results

     Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired as of January 1, 1998 as well as domestic developed properties that have not been operating a full eight quarters as of April 1, 1999.

(dollars  in  thousands    Three months ended      Six months ended
except average rent)          June 30, (3)            June 30, (3)
                           ------------------      -----------------
                            1999      1998          1999       1998
                           ------    -----         -----      -----
Rental revenue          $  4,916   $ 2,176      $  9,320    $ 3,467
Property operating
 expenses (1)              2,108       916         3,960      1,440
                          ------    ------        ------     ------
Net operating income    $  2,808   $ 1,260      $  5,360    $ 2,027
Number of properties          53        28            53         28
Number of property
 months (2)                  169        71           295        120
Total invested cost
  as of June 30, 1999     $211.1 million

 _______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Represents the sum of the number of months we operated each property during the year.
(3) Table includes the total operating results of each store regardless of our ownership interest in that store. Note G to the consolidated financial statements reconciles New Store results to our consolidated net income. For the six months ended June 30, 1999, our pro rata portion of NOI for New stores is $3,429,000 which represents 47% of projected six month NOI at maturity. Our pro rata portion of invested cost is $125,354,000 as of June 30, 1999.

   Increases from year to year in net operating income (NOI) for the new store portfolio reflect the greater number of property months included for the periods presented. Although this increase gives some indication of how much of our overall NOI growth results from this segment, it is not a good method of evaluating the performance of assets within this segment. Acquisitions and development properties are evaluated based on comparisons of actual results to pro forma NOI for the appropriate period from opening or at maturity. The performance of our acquisitions and developments are discussed in the sections that follow.

                        Domestic Acquisitions

     During the first half of 1999, we purchased two storage centers totaling 92,000 net rentable square feet at a total cost of $5.0 million (including the cost associated with the related non-competition agreements). One of these properties is located in Texas and the other is located in Washington. Both of these properties were purchased in the second quarter of 1999 and together contributed $88,000 to net operating income.

     During 1998, we purchased seven storage centers totaling 450,000 net rentable square feet for a total cost of $23.8 million (including the cost associated with the related non-competition agreements). We also acquired a leasehold in an existing self storage center containing 41,000 net rentable square feet for $1.2 million. Six of these acquisitions were purchased during the first half of 1998 of which one was purchased on June 30, 1998, while the remaining two were purchased in the last half of 1998 and therefore had no operating results to report for the quarter or six months. These acquisitions were located as follows: one in Arizona, one in California, one in Indiana, two in Tennessee, and three in Texas. The table below summarizes the operating performance of these properties during the second quarter and first half of 1999. For a discussion of purchases of partnership units, see Liquidity and Capital Resources.

     Dollars in thousands      Three months ended   Six months ended
     except average rent          June 30, (1)        June 30, (1)
                               ------------------   -----------------
    Results for 1998           1999       1998      1999      1998
     Acquisitions              -----      -----     -----    -----
    Rental revenue             $893       $354     $1,746     $411
    Property operating
     expenses (2)               294        104        586      108
                              -----      -----     ------     ----
    Net operating income       $599       $250     $1,160     $303
    Avg. annual rent per
     sq.ft. (3)               $9.33      $9.39      $9.03    $9.72
    Avg. sq.ft. occupancy        83%        92%        85%      92%
    Total net rentable
     sq. ft.                450,000    243,000    450,000  243,000
    Number of properties          8          5          8        5
    Number of property
     months (4)                  24         12         48       14
    Purchase price           $24,908

(1) Table includes the total operating results of each store regardless of our ownership interest in that store.
(2) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(3) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.
(4) Represents the sum of the number of months we operated each property during the applicable period.

     Increases in revenue and NOI for the second quarter and six months ended June 30, 1999 reflect the increase in the number of stores as compared to the prior year periods. Decreases in occupancy over the prior periods reflect the acquisition of stores that were in rent up at acquisition. For the one month ended June 30, 1999 these acquisitions had net operating income of $201,000 which represents 85% of projected monthly NOI at maturity. The current average yield for these 1998 acquisitions is 9.3% (calculated as actual net operating income less lease payments for the first six months of 1999, annualized, then divided by purchase price).

                        Domestic Development

     We opened six domestic storage centers in the first half of 1999, and, when all phases are complete, these six projects will total approximately 411,000 net rentable square feet with an estimated total cost of $27.6 million. Two of these storage centers were developed through our Florida joint ventures.

     We opened 24 storage centers in 1998, representing approximately 1,600,000 net rentable square feet. Of the 24 stores opened, one was developed through our California joint venture, three were developed through our Tennessee and Florida joint ventures, while another ten were contributed to Shurgard/Fremont Partners I (SFPI) in which we own a 10% interest (see NEW DEVELOPMENT FINANCING ARRANGEMENT in our 1998 Annual Report on Form 10-K). During the second quarter of 1999, six of these 1998 developments were contributed to Shurgard/Fremont Partners II (SFPII) in which we own a 10% interest (see NEW DEVELOPMENT FINANCING ARRANGEMENT in the following section). These 1998 developments together generated $1,241,000 in net operating income for the first six months of 1999. For the one month ended June 30, 1999, these developments had NOI of $365,000 which represents 34% of projected monthly NOI at maturity. Additionally, these developments averaged 50% occupancy for the month of June 1999. The operating results of these 1998 developments are included in the New Store Results in the previous section. The storage center developed through our California joint venture is not included in the operating results above as it is currently a managed property. For a further discussion see OTHER REAL ESTATE INVESTMENTS in our 1998 Annual Report on Form 10-K.

     The 17 storage centers opened in 1997 (five of which were contributed to SFP1 and seven of which were developed through our Tennessee and Florida joint ventures), representing 1,150,000 net rentable square feet, averaged 78% occupancy for the month of June 1999. These 1997 developments together generated $3,150,000 in net operating income for the first six months of 1999. For the one month ended June 30, 1999 these developments had net operating income of $581,000 which represents 91% of projected monthly NOI at maturity. The operating results of each of these 1997 developments are included in either the Same Store Results or the New Store Results in the previous section depending on whether they have met the criteria for inclusion in Same Stores. Total cost to develop these properties was $67.7 million.

     In addition to the above completed developments, we had 20 storage centers under construction (four of these are being developed in Florida through joint ventures) as of June 30, 1999. As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at June 30, 1999.

                            Number      Estimated     Total Cost to
                              of     Completed Cost    Date as of
                           Projects   of Projects (1)  June 30, 1999
                           -------   ---------------   -------------
 New Developments:
 Construction in progress     16     $82.8 million   $ 53.4 million
 Land purchased pending
  construction                 4     $18.2 million     $2.9 million
 Joint Venture Developments
 Construction in progress      4     $18.0 million    $10.7 million
 Expansion of Existing
  Properties:
 Construction in progress      2      $2.6 million     $0.1 million

(1)  Table includes costs of projects at 100% ownership

     We believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for our pro-rata interest in developments was $1,172,000 (net operating income of $168,000 less $1,340,000 of interest at 8.5% interest on invested capital) for the first six months of 1999 compared to $577,000 for the same period in 1998. For further discussion of the effect of this dilution, see our 1998 Annual Report on Form 10-K.

DEVELOPMENT FINANCING ARRANGEMENT

     In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO), we have been pursuing alternative financing options. On March 17, 1999, we formed a partnership, Shurgard/Fremont Partners II (SFPII), with Fremont Realty Capital L.L.C. (Fremont). One of our wholly owned subsidiaries and an affiliate of Fremont are the general partners of SFPII. We have a 10% equity interest and the Fremont affiliate has a 90% equity interest in SFPII. All major decisions by SFPII require approval of both partners. SFPII will acquire up to 16 newly developed storage centers of which the first six properties were contributed on May 21, 1999. The remaining properties are expected to be contributed by the end of the year. The Partnership has obtained a nonrecourse credit facility from a commercial bank of up to $64.7 million, secured by the properties owned by the Partnership.

     Under the terms of the agreements executed in connection with the formation of the Partnership, properties are contributed by Shurgard Development II to the Partnership shortly after completion of development of the properties by Shurgard. Shurgard is reimbursed at cost for all expenses it incurred in developing the properties contributed to the Partnership (including a reimbursement of $2.80 per net rentable square foot for internal costs). The Partnership will be capitalized with approximately $92.4 million, including the $64.7 million credit facility, to fund the acquisition of the properties and Partnership operations.

     The Partnership has granted Shurgard an option to acquire all of the properties owned by the Partnership. The purchase option is exercisable at certain times between December 15, 2001 and November 30, 2003, depending upon the performance of the properties. The purchase price for the properties upon exercise of the option is based on a 9 1/4 capitalization rate applied to the net operating income of the properties for the three or four-month period preceding the exercise of the option, subject to a collar.

     Under a Management Services Agreement between Shurgard and the Partnership, Shurgard will act as property manager for the properties owned by the Partnership, and Shurgard will receive a monthly management fee equal to the greater of $2,000 per property or 5% of gross revenues, as well as certain other fees relating to accounting and administrative services that Shurgard will perform on behalf of the Partnership.


EUROPEAN OPERATIONS

     As of June 30, 1999, SSC Benelux & Co., SCS (Benelux SCS), in which we have a 13% equity position, was operating in Belgium, Sweden, France , the Netherlands, and the United Kingdom. For a detailed discussion of this investment see EUROPEAN OPERATIONS in our 1998 Annual Report on Form 10-K.

     Our pro rata portion of operating losses before the cumulative effect of a change in accounting principle for European operations was $332,000 and $56,000, for the quarters ended June 30, 1999, and 1998, and $586,000 and $111,000 for the six months ended June 30, 1999 and 1998 respectively. Although the operations of existing stores are improving, we believe Benelux SCS will produce losses through 2001 as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of our European operations are consolidated in our financial statements and data included in the following discussion and tables reflect total European operations not our pro rata percentage.

                        European Development
     The following table summarizes completed European developments by country in U.S. dollars:

                                                   Total Net
                      Number of    Estimated      Rentable Sq. Ft.
                     Properties    Total Cost      When Complete
                     ----------    ----------     ---------------
        Opened in 1999
         Sweden           1        $4.2 million         63,000
        Opened in 1998
         Belgium          3       $10.9 million        185,000
         Sweden           4       $16.8 million        260,000
        Opened in 1997
         Belgium          2        $7.8 million        135,000


     During 1999, we opened one storage center in Sweden with an estimated total cost of $4.2 million and net rentable square feet of 63,000 when all phases are complete. The seven storage centers opened during 1998 have been operating an average of seven months, had an average occupancy of 27% for the last month of the second quarter of 1999 and together generated $44,000 in net operating losses for the second quarter of 1999. For the first six months of 1999, these stores generated $9,000 in net operating income. The losses incurred during the second quarter are caused by increased marketing efforts during the spring of 1999. Although it is too early to project actual rent-up periods for these projects, they are renting up according to plan.

     The two storage centers opened in Brussels in 1997 together generated $140,000 in net operating income during the second quarter and $264,000 in NOI for the first six months of 1999. For the last month of this quarter, these developments averaged 68% occupancy and had net operating income of $49,000 which represents 63% of projected monthly NOI at maturity (as measured in the relevant local currency).

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

     In addition to the above completed developments, we have purchased four sites on which we intend to build storage centers, three in the U.K. and one in Belgium. Subsequent to the end of the quarter, we obtained the permits on two of the U.K. properties and began construction. In order to compete for sites in the United Kingdom, we have departed from our general policy of purchasing land only after the permitting process is complete. As a result, we have undertaken the additional risk that we may be unable to complete the permitting process and cannot sell the property at a profit. The following table summarizes European development projects in progress at June 30, 1999:

                               Number      Estimated       Total Cost to
                                 of      Completed Cost     Date as of
                              Projects    of Projects       June 30, 1999
                              --------    --------------    -------------
   New Developments:
   Construction in progress      7         $37.5 million     $14.8 million
   Land purchased pending
    construction                 4         $26.0 million     $13.2 million

     Although we have  available  resources  to   fund the  current
development activity in the table above, we will need to obtain additional financing in order to continue to expand. In the current state of the European self storage market, we believe that a strategy of growth through development will result in superior returns over the long-term. However, as discussed earlier, this development strategy creates a short-term dilution
of earnings  during  the  rent-up phase  of  a  project.   For  further
discussion, see DOMESTIC DEVELOPMENT in our 1998 Annual Report on Form 10-K.

                        European Acquisitions
     During 1997, we purchased three storage centers in France totaling 116,000 net rentable square feet at a total cost of $7.1 million. One of these storage centers was located in Nice while the
other two were located in Paris.   The properties in Paris were
recently developed and were still in the rent-up phase at the time of acquisition. The Nice acquisition met the criteria for Same Stores in the previous quarter and is included in the Same Store results in the following section.

     (dollars in thousands
     except average rent)
                              Three months ended     Six months ended June
                                   June 30,                   30,
    Results for 1997            1999       1998         1999        1998
     Acquisitions             ------------------     --------------------
    Rental revenue            $ 296        $ 222       $ 583         $ 393
    Property operating
     expenses (1)               124          103         289           216
                              -----        -----       -----         -----
    Net operating income      $ 172        $ 119       $ 294         $ 177
                              =====        =====       =====         =====
    Avg. annual rent per
     sq.ft. (2)             $ 22.00      $ 21.30     $ 22.60      $  21.42
    Avg. sq.ft. occupancy        67%          47%         64%           42%
    Total net rentable
      sq. ft                 83,000       83,000      83,000        83,000
    Number of properties          2            2           2             2
    Number of property
     months (3)                   6            6          12            12
    Purchase price                $3.6 million

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


     We believe these French stores are on track to reach a yield (calculated as actual net operating income less lease payments, annualized, then divided by purchase price), in excess of 13% (assuming the stores reach between 85% and 90% occupancy at current rates). These projections are based on numerous assumptions and actual results may vary due to uncertainties including the risk that competition from new self storage facilities or other storage alternatives may cause rents to decline and may cause occupancy rates to drop. Actual results may differ if increases in labor, taxes, and other operating and construction expenses occur. Additionally, there is foreign currency exchange risk.

                   European Same Store Operations
    Our definition for European same stores includes existing facilities acquired prior to January 1 of 1998 as well as developed properties that have been operating a full two years as of April 1, 1999. The following tables summarize same store operating performance for the quarter and six months ended June 30, 1999 and 1998.

(dollars in thousands
except average rent)       Quarter ended June 30,
                           ----------------------
                              1999        1998   % Change
                           -------     -------   --------
Rental revenue             $   775    $   631      23%
Property operating
 expenses (1)                  264        274      (4)%
                             -----      -----
Net operating income       $   511    $   357      43%
                            ======      =====
Avg. annual rent per
 sq. ft. (2)               $ 13.10    $ 11.50      14%
Avg. sq.ft. occupancy          86%         80%      8%
Total net rentable sq. ft. 275,000    275,000
Number of properties             5          5
Total invested cost as
of June 30, 1999             $19.5 million

_______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.


(dollars in thousands
except average rent)      Six months ended June 30,
                          -----------------------------
                           1999         1998   % Change
                          --------    -------  --------
Rental revenue           $  1,580    $  1,260     25%
Property operating
 expenses (1)                 592         596    (.7)%
                           ------     -------
Net operating income     $    988    $    664     49%
                           ======     =======
Avg. annual rent per
 sq. ft. (2)              $ 13.30     $  11.60     15%
Avg. sq.ft. occupancy          87%          79%    10%
Total net rentable
 sq. ft.                  275,000      275,000
Number of properties            5            5
Total invested cost as
of June 30, 1999            $19.5 million

_______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

     In the second quarter of 1999, we increased rental rates of Same Stores an average of 14% when measured in U.S. dollars and 15% in local currency as compared to the same quarter in the prior year. For the six months ended June 30, 1999, Same Store rental rates increased an average of 15% in both U.S. dollars & local currency as compared to the prior year period. These current rates continue to reflect the rental rates we anticipated upon investing in the storage centers. We attribute this success to increased product awareness which was obtained through extensive marketing efforts.

OTHER REAL ESTATE INVESTMENTS

     The following table shows income (loss) from other real estate investments for the three and six months ended June 30, 1999 and
1998.   All  income and loss amounts reflect our pro rata  ownership percentage.

(dollars in             Three months ended        Six months ended
thousands)                   June 30,                 June 30,
                        --------------------      --------------------
                           1999        1998          1999       1998
                          -------     ------       -------    --------
Containerized storage    $  (641)    $  (939)    $  (1,412)   $  (1,561)
Joint ventures               (92)        117          (279)          42
Participating mortgages      404         441           801          853
Other partnership
 investments                 (35)         40          (100)         137
                           ------       -----       -------      -------
      Total              $  (364)     $ (341)    $    (990)   $    (529)
                          =======      ======      ========      =======

                        Containerized Storage

     As discussed in our Annual Report, we have invested in Shurgard Storage To Go, Inc., (STG) a containerized storage business. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax. As of June 30, 1999, we had invested $4.7 million in STG. We have committed to lend up to $11 million under an unsecured five-year note of which $9.0 million was outstanding at June 30, 1999. Our pro rata portion of STG losses was $1,412,000 for the six months ended June 30, 1999, which includes a $92,000 extraordinary expense reflecting the write-off of start-up costs in accordance with SOP 98-5 and $1,561,000 for the six months ended June 30, 1998, which is net of a one time $224,000 positive adjustment. Additionally, we currently guarantee $11.2 million in lease obligations for STG.

                           Joint Ventures

     Pursuant to our affiliation agreements with two storage operators, we have entered into 19 joint ventures in which our economic interests ranges from 50% to 90%. Losses for these joint ventures totaled $279,000 for the six months ended June 30, 1999 as losses from new properties added during the previous and current year offset earnings from stabilized properties. Performance related to stores developed through these joint ventures is included in the discussion in DOMESTIC DEVELOPMENT. The table below summarizes certain financial information related to the joint ventures described above.

(dollars in thousands)         As of June 30, (1)
                               ------------------
      Joint Ventures            1999          1998
                               --------     --------
Operating properties:
 Total assets                  $  46,929   $   41,399
 Total debt                    $  34,054   $   21,986
 Number of properties  in
  Same Store Results                   5            5
Number of properties in
 New Store Results                    13           10

Under construction properties:
 Total assets                  $   9,564    $   3,158
 Total debt                    $   3,362    $   1,372
 Number of properties under
  construction                         4             2

(1) Dollar amounts represent our pro rata portion of assets and debt based on our ownership percentage.

     Additionally, we have entered into an agreement with a California developer under which it will purchase sites in southern California and construct storage centers on them according to our specifications. At June 30, 1999, there were two properties under construction. For further detail on this agreement see our Annual Report on Form 10-K for the year ended December 31, 1998. At
June 30, 1999, we had guaranteed $18.6 million in outstanding debt for four properties related to this agreement and will guarantee additional amounts as future properties are approved and developed.

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

OTHER OPERATIONS

     Property management revenue for the first half of 1999 decreased $468,000 over the same period last year. This decline is due to the elimination of management fees related to partnerships we now consolidate for financial reporting purposes as well as a one time partnership income increase that was included in the first half of 1998.

     Interest expense for the first six months of 1999 increased $3.0 million over the first six months of 1998 due to an increase in the outstanding debt balance (both in lines of credit and notes payable) from $343 million at June 30, 1998 to $496 million at June 30, 1999. Additionally, during the first half of 1999, we capitalized $4,937,000 in interest related to the construction of storage centers, while $3,177,000 in interest was capitalized in the first half of 1998.

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

                               Quarter ended          Six months ended
                                  June 30,               June 30,
                              ---------------        -------------------
                              1999       1998        1999        1998
                             -------    ------       -------    --------
Net income                  $ 13,142  $  11,339    $  22,940    $  21,708
Non-recurring revenue/expenses             (200)       1,645         (416)
Preferred dividend            (2,188)    (1,100)      (4,375)      (2,200)
Depreciation/amortization      9,795      7,659       19,337       15,773
Depreciation/ amortization
 from unconsolidated joint
 ventures and subsidiaries      (773)       283       (1,152)         246
Deferred financing costs        (290)      (280)        (570)        (560)
                            --------   --------     --------     --------
FFO as currently defined    $ 19,686   $ 17,701    $  37,825    $  34,551
                            ========   ========     ========     ========

     FFO for the first six months of 1999 rose $3.3 million over FFO for the first six months of 1998. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments. Non-recurring revenue and expenses in the table above includes the effect of the cumulative change in accounting principle relating to SOP 98-5 for both consolidated entities and our pro-rata portion of unconsolidated joint ventures. (See Note A)


LIQUIDITY AND CAPITAL RESOURCES

     During the first half of 1999, we invested $58.1 million in domestic development and expansion projects, $21.5 million in European development projects, and $2.8 million in capital improvements to our existing portfolio. The $3.8 million increase in other real estate investments consists primarily of $3.6 million invested in joint ventures and $0.2 million invested in our containerized storage operation.

     The balance on the domestic line of credit increased $27.4 million from December 31, 1998 to June 30, 1999. Draws on the line of credit were used to fund the purchase of a partnership unit, development activity, and general corporate purposes. Notes payable increased $43.5 million due to draws on loans from an affiliated joint venture to fund development activity in Europe, as well as the addition of SFPII as previously discussed in "NEW DEVELOPMENT FINANCING ARRANGEMENT". At June 30, 1999, the ratio of the Company's debt to total assets before depreciation was 37% and its debt to total market capitalization was 36%.

     We have an unsecured domestic line of credit to borrow up to $150 million at a spread over LIBOR, maturing September 30, 1999, with the option to extend until September 2000. The amount available and the spread vary based on the terms of the agreement; as of June 30, 1999, the current available amount is $150 million, of which approximately $108.8 million was outstanding. At June 30, 1999, the weighted average interest rate was 6.2%.

     We have European credit lines (denominated in local currencies) to borrow up to a total of $13.3 million of which $11.9 million had been drawn down as of June 30, 1999. Of this amount, $0.3 million matures in 1999, $9.6 million matures in 2001, and the remaining matures between 2002 and 2005. The weighted average effective interest rate on these lines at June 30, 1999 was 5.0%.

     On March 31, 1999, we purchased one Limited Partner unit in Shurgard Institutional Fund LP II, from an unaffiliated third party, for $1.2 million in cash. We now own 6.5 of the 9.5 limited partner units and are entitled to 67% of limited partner distributions. We continue to own a general partnership interest in this partnership which is consolidated in our financial statements.

     We anticipate funding 1999 growth and our on-going development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. We intend to pursue joint ventures with private institutions and public pension funds to provide these alternative sources of capital. We believe that our cash flow in 1999 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the six months ended June 30, 1999 was $39.8 million compared to $37.2 million for the same period of 1998. On July 28, 1999, we declared a dividend of $0.50 per share to be paid on August 23, 1999. This dividend is approximately 74% of 2nd quarter FFO.

YEAR 2000 COMPLIANCE
     We are continuing the process of identifying our potential risks relating to the Year 2000 issue in both our information technology and non-information technology systems, and are implementing solutions to mitigate those risks as they are identified. We expect to complete our evaluation by September 15, 1999 and believe that we will be successful in implementing the identified solutions in a timely manner.

     Our risks relating to the Year 2000 are in the areas of internal systems, external interface systems and third-party service providers. We recently replaced most of our internal systems for reasons other than Year 2000 issues, and due to this, very few systems needed to be replaced as a result of our Year 2000 compliance program. We estimate that our total cost to replace noncompliant systems will be approximately $300,000 to $400,000. Through June 30, 1999, we have spent approximately $173,000 to replace our network software and 48 out of 51 of our older, non-compliant gate control systems at certain of our stores. We estimate that the remaining gates will be replaced by September 1999. Systems to be replaced include certain computer hardware and our payroll system. We expect this to be completed by August 31, 1999.

     We have been contacting third parties with whom we have material relationships to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to us if they experience significant business interruptions as a result of Year 2000 noncompliance. Through this process, we have confirmed that many of our external interface systems and third party service providers, including our primary bank systems, our transfer agent, and our employee benefits administrator, are now Year 2000 compliant or have a plan to achieve compliance within a reasonable time frame. We are continuing to evaluate the remaining external systems and expect to complete necessary changes by September 15, 1999. Should these external parties not perform the adjustments they have indicated are necessary, we could experience inefficiencies in operations or additional costs associated with fixing the problem or changing vendors.

     We believe the most reasonably likely worst-case scenarios that we might confront with respect to the Year 2000 issues have to do with the possible failure of third party systems over which we have no control, such as, but not limited to, power and telephone services. We are currently developing a specific Year 2000 contingency plan to mitigate exposure to third party system failures. We expect the plan to be complete by November 15, 1999. The statements above regarding our expectations and estimates relating to the Year 2000 issue constitute forward-looking statements. These forward-looking statements are based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, our actual experience could differ materially from that indicated in the forward-looking statements. The risks and uncertainties that may cause these assumptions to not be correct include, among others, whether we have correctly identified our Year 2000 issues and whether third-party providers adequately address their Year 2000 issues in a timely fashion.


Part II, Item 4: Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on May 11, 1999. There were outstanding and entitled to vote at the meeting 29,030,082 shares of common stock, and the holders of at least 24,727,861 shares of common stock were present in person or by Proxy (representing 85.2% of the Company shares entitled to vote at the Meeting). The following are the results of the vote:

Proposal 1 - Election of Directors

Election of the following two nominees to serve as directors for three-year terms or until their respective successors are elected and qualified:



                               FOR              AGAINST OR AUTHORITY
                                                      WITHHELD
                  ---------------------------   -----------------------

                    In       By                   In      By
                  Person   Proxy       Total    Person  Proxy    Total
                  ------   --------   --------   -----  -------  -------
W. Thomas Porter    0    24,549,688  24,549,688    0    178,173  178,173
Raymond J. Johnson  0    24,551,045  24,551,045    0    176,816  176,816

In addition, the following directors' terms of office continued after the meeting:

Director                 Term Ends
------------             ---------
Harrell Beck               2000
Wendell Smith              2000
Charles Barbo              2001
George Hutchinson          2001


Part II, Item 6:  Exhibits and Reports on Form 8-K
Exhibits:
         Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

      On May 26, 1999, we filed Form 8-K dated May 21, 1999, which disclosed the initial contribution of the first six properties to a partnership formed on March 17, 1999, with Fremont Realty Capital L.L.C. ("Fremont").


                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  August 10, 1999 By: /s/ Harrell Beck
                          --------------------------
                           Harrell Beck
                           Chief Financial Officer, Chief Accounting
                            Officer and Authorized Signatory