Form 10-Q
period 1999-09-30
SHURGARD STORAGE CENTERS INC
filed 1999-11-15
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                               OR

[  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from--------------to--------------


                 Commission file number  0-23466

                SHURGARD STORAGE CENTERS, INC.
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

            WASHINGTON                          91-1603837
   -------------------------------            -----------------
   (State or other jurisdiction of            (IRS Employer
   incorporation or organization)             Identification No.)

   1155 Valley St., SUITE 400, SEATTLE, WASHINGTON     98109
   -----------------------------------------------    --------
  (Address of principal executive offices)           (Zip Code)


Registrant's  telephone number, including area code 206-624-8100


     Indicate by check mark whether the registrant (1) has  filed all  reports required to be filed by Section 13 or 15(d)  of  the
Securities  Exchange Act of 1934 during the preceding  12  months
(or  for such shorter period that the registrant was required  to file  such  reports),  and (2) has been subject  to  such  filing requirements for the past 90 days.
                                                      Yes  X   No
                                                         -----
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at November 2, 1999:
      Class A Common Stock, $.001 par value, 29,019,637 shares outstanding Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
                           (unaudited)
            (Amounts in thousands except share data)

                                         September 30, December 31,
                                             1999         1998
                                         ------------  -----------
Assets
 Storage centers:
  Land                                    $ 226,642    $ 212,154
  Buildings and equipment, net              785,620      750,700
  Construction in progress                  129,365       81,043
                                          ---------    ---------
       Total storage centers              1,141,627    1,043,897
 Other real estate investments               34,753       33,057
 Cash and cash equivalents                   16,725        9,474
 Restricted cash and investments              7,092        6,864
 Other assets                                63,102       60,615
                                          ---------   ----------
       Total assets                      $1,263,299   $1,153,907
                                         ==========   ==========
Liabilities and Shareholders' Equity
 Accounts payable and other liabilities   $  41,552    $  41,312
 Lines of credit                            160,273       95,028
 Notes payable                              386,830      330,998
                                            -------      -------
       Total liabilities                    588,655      467,338
                                            -------      -------
 Minority interest in other real estate
  investments                                32,187       34,759

 Commitments and contingencies (Notes D and E)

 Shareholders' equity:
  Series B Cumulative Redeemable Preferred
   Stock; $0.001 par value; 2,300,000
   authorized; 2,000,000 shares issued
   and outstanding; liquidation preference   48,056       48,056

  Series C Cumulative Redeemable Preferred
   Stock; $0.001 par value: 2,000,000
   authorized; 2,000,000 shares issued
   and outstanding; liquidation preference   48,115       48,115

  Class A Common Stock, $0.001 par value;
   120,000,000 authorized; 29,019,642 and
   28,677,367 issued and outstanding        610,235      605,484

  Class B Common Stock, $0.001 par value;
   500,000 authorized, 154,604 issued
   and outstanding; net of loans to shareholders
   of $4,002                                 (1,086)      (1,086)

  Accumulated net income less distributions (60,200)     (47,312)
  Accumulated other comprehensive income     (2,663)      (1,447)
                                            -------      -------
       Total shareholders' equity           642,457      651,810
                                            -------      -------

  Total liabilities and shareholders'
   equity                               $ 1,263,299  $ 1,153,907
                                        ===========  ===========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                              For the three   For the three
                               months ended    months ended
                              Sept. 30, 1999  Sept. 30, 1998
                              --------------  --------------
     Revenue:
     Rental                     $  48,203    $  41,639
     Other real estate investments   (395)        (715)
     Property management              337          625
                                   ------       ------
          Total revenue            48,145       41,549
                                   ------       ------
     Expenses:
     Operating expense             13,821       11,850
     Depreciation and amortization 10,498        8,496
     Real estate taxes              4,015        3,323
     General, administrative and
      other                         1,477        1,130
                                   ------       ------
          Total expenses           29,811       24,799
                                   ------       ------
     Income from operations        18,334       16,750
                                   ------       ------
     Interest and other income        585          352
     Interest expense              (6,744)      (6,007)
                                   ------       ------
          Other income
           (expense), net          (6,159)      (5,655)
                                   ------       ------
     Minority interest              1,843          699
                                   ------       ------
     Income before cumulative
      effect of a change in
      accounting principle         14,018       11,794

     Cumulative effect of a change
       in accounting principle
                                ---------    ---------
     Net income                 $  14,018    $  11,794
                                =========    =========

     Basic net income per common share:
     Income before change in
       accounting principle     $     .41    $    0.37
     Cumulative effect of a change
       in accounting principle  $
                                ---------    ---------
     Net income                 $     .41    $    0.37
                                =========    =========

     Diluted net income per common share:
     Income before change
       in accounting principle  $     .41    $    0.37
     Cumulative effect of a change
       in accounting principle  $
                                ---------    ---------
     Net income                 $     .41    $    0.37
                                =========    =========

     Distributions per common share:
       Basic                    $     .50    $    0.49
                                =========    =========
       Diluted                  $     .50    $    0.49
                                =========    =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                             For the nine   For the nine
                             months ended    months ended
                            Sept. 30, 1999  Sept. 30, 1998
                            --------------  --------------
     Revenue:
     Rental                     $ 135,572    $ 116,492
     Other real estate investments (1,385)      (1,244)
     Property management            1,047        1,803
                                  -------      -------
          Total revenue           135,234      117,051
                                  -------      -------
     Expenses:
     Operating expense             39,713       33,724
     Depreciation and amortization 29,835       24,269
     Real estate taxes             11,660        9,508
     General, administrative and
      other                         4,564        2,899
                                   ------       ------
          Total expenses           85,772       70,400
                                   ------       ------
     Income from operations        49,462       46,651
                                   ------       ------
     Interest and other income      1,163        1,042
     Interest expense             (19,217)     (15,441)
                                  -------      -------
          Other income
           (expense), net         (18,054)     (14,399)
                                  -------      -------
     Minority interest              6,916        1,250
                                  -------      -------
     Income before cumulative
      effect of a change
      in accounting principle      38,324       33,502

     Cumulative effect of a change
       in accounting principle     (1,366)
                                ---------    ---------
     Net income                 $  36,958    $  33,502
                                =========    =========

     Basic net income per common share:
     Income before change in
       accounting principle     $    1.09    $    1.05
     Cumulative effect of a change in
       accounting principle     $   (0.05)
                                ---------    ---------
     Net income                 $    1.04    $    1.05
                                =========    =========

     Diluted net income per common share:
     Income before change in
       accounting principle     $    1.09    $    1.05
     Cumulative effect of a change in
       accounting principle     $   (0.05)
                                ---------    ---------
     Net income                 $    1.04    $    1.05
                                =========    =========

     Distributions per common share:
       Basic                    $    1.49    $    1.46
                                =========    =========
       Diluted                  $    1.49    $    1.46
                                =========    =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)

                                    Nine months  Nine months
                                      ended        ended
                                     Sept. 30,   Sept. 30,
                                       1999        1998
                                    ---------    ---------
Operating activities:
  Net income                          $36,958     $33,502
  Adjustments to reconcile earnings
   to net cash provided by operating
   activities:
     Cumulative change in accounting
      principle                         1,366
     Depreciation and amortization     29,835     24,269
     Other                               (163)      (294)
     Loss from other real estate
      investments                       3,047      3,091
     Minority interest in earnings
      from investments in other
      real estate investments          (6,916)    (1,250)
     Changes in operating accounts:
       Restricted cash                   (228)       240
       Other assets                    (2,765)    (4,110)
       Accounts payable and other
        liabilities                     8,047      6,929
                                       ------      ------
       Net cash provided by
        operating activities           69,181      62,377
                                       ------      ------
Investing activities:
  Construction, acquisition and
   improvements to storage centers   (134,581)   (126,603)
  Payment for purchase of units of
   an affiliated partnership                      (21,181)
  Proceeds from sale of real estate                 2,000
  Purchase of other real estate
   investments                         (5,518)    (5,998)
  Purchase of non-competition
   agreements and other amortizable
   assets                                (885)    (2,080)
  Increase in loans to affiliates      (1,195)    (5,131)
  Purchase of additional interest in
   an affiliated partnership           (1,191)
  Distributions in excess of earnings
   from other real estate investments              1,387
                                       -------    ------
       Net cash used in investing
        activities                   (143,370)   (157,606)
                                     --------    --------
Financing activities:
  Net Proceeds from notes payable      56,612      71,589
  Net proceeds from lines of credit    66,198      56,329
  Payment of loan costs                (1,997)     (1,139)
  Proceeds from exercise of stock options
   and dividend reinvestment plan       3,696       4,523
  Distributions paid                  (49,843)    (45,115)
  Contributions received from minority
   partners                             7,650      15,095
  Distributions to minority partners     (692)       (499)
                                        -----      ------
       Net cash provided by financing
        activities                     81,624     100,783
                                       ------     -------
Net effect of translation on cash        (185)
                                       ------     -------
Increase in cash and cash equivalents   7,250       5,554
Cash and cash equivalents at beginning
   of period                            9,475       7,248
                                       ------      ------
Cash and cash equivalents at end of
  period                              $16,725     $12,802
                                      =======     =======

Supplemental schedule of cash flow information:
  Cash paid for interest, net of
     interest capitalized             $17,719     $16,519
                                      =======     =======

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                Nine Months Ended September 30, 1999
                             (unaudited)

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

     Basic average shares outstanding for the nine months ended
September 30, 1999 and 1998 were 29,068,053 and 28,660,673, while the three months ended September 30, 1999 and 1998 were 29,137,330 and 28,715,259, respectively. Diluted average shares outstanding for the nine months ended September 30, 1999 and 1998 were 29,103,294 and 28,674,856, while the three months ended
September 30, 1999 and 1998 were 29,174,533 and 28,729,442, respectively.

     Certain amounts in the 1998 financial statements have been reclassified to conform to the current presentation.

     Accumulated other comprehensive income consists of foreign currency translation adjustments.

Note B - Lines of Credit
     On September 30, 1999, we increased the amount available under our unsecured domestic line of credit to borrow up to $200 million at a spread over LIBOR, maturing September 30, 2001, with the option to extend until September 2002. The amount available and the spread vary based on the terms of the agreement; as of September 30, 1999, the current available amount is $200 million, of which approximately $148.6 million was outstanding. At September 30, 1999, the weighted average interest rate was 6.4%.

     We have European credit lines (denominated in local currencies) to borrow up to a total of $13.5 million of which $11.7 million had been drawn down as of September 30, 1999. Of this amount, $9.7 million matures in 2001, and the remaining matures between 2002 and 2005. The weighted average effective interest rate on these lines at September 30, 1999 was 5%.

NOTE C - Notes Payable

      (in thousands)               Sept. 31, 1999   Dec. 31, 1998
                                   --------------   -------------
     Note payable to financial
      services company              $ 122,580          $ 122,580
     Senior notes payable             100,000            100,000
     Mortgage notes payable            72,628             51,536
     Notes payable to affiliated
      joint venture                    91,622             56,882
                                    ---------          ---------
                                    $ 386,830          $ 330,998
                                    =========          =========

     The $122.6 million non-recourse note payable to a financial services company requires monthly payments of interest only at 8.28% until it matures June 2001 and is secured by 86 properties with a book value of $226 million.

     In April 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest payments due April 25th and October 25th.

     Mortgage notes payable increased $21.1 million due to the formation of Shurgard/Fremont Partners II, a partnership, formed on March 17, 1999. For a further discussion of this partnership see
NEW DEVELOPMENT FINANCING ARRANGEMENT.

     As of September 30, 1999, Benelux SCS had borrowed a total of $91.6 million with a weighted average interest rate of 6.9%. The notes are from an affiliated joint venture in which we own a 9.15% interest and mature December 31, 2000.

     The maturities of principal on both domestic and foreign debt over the next five fiscal years are approximately $91.6 million in 2000; $325.9 million in 2001; $21.1 million in 2002, $7.3 million in
2003 and $50 million in 2004. For a further discussion see NOTE H-Notes Payable in our 1998 Annual Report on Form 10-k.

Note D - Storage Centers
     Building and equipment are presented net of accumulated depreciation of $133.6 million and $106.5 million as of September 30, 1999 and December 31, 1998, respectively. We have entered into 32 construction contracts for developments of new or improvements to current storage centers. Outstanding commitments under these contracts total $36 million.

     On March 17, 1999, we formed a partnership, Shurgard/Fremont Partners II (SFPII), with Fremont Realty Capital L.L.C. (Fremont).
One of our wholly owned subsidiaries and an affiliate of Fremont are the general partners of SFPII. We have a 10% equity interest and the Fremont affiliate has a 90% equity interest in SFPII. Under the terms of the agreements executed in connection with the formation of SFPII, we contribute properties to SFPII shortly after construction is completed. The first six properties were contributed on May 21, 1999. SFPII has granted us an option to acquire all of the properties owned by the Partnership. The purchase option is exercisable at certain times between December 15, 2001 and November 30, 2003, depending upon the performance of the properties.
Subsequent to the end of the quarter, two additional properties were contributed to SFPII.

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

Note E - Shareholders' Equity
     During the first nine months of 1999, 174,766 shares of Class A common stock were issued in connection with our Dividend Reinvestment Plan (the Plan). The Plan offers shareholders an opportunity to invest cash dividends in additional shares at a 2% discount from the current market price. All shareholders are eligible to participate. Additionally, 22,223 shares were issued in connection with the exercise of employee stock options.

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

Note F -Contingent Liability and Commitments
     As a general partner, we are contingently liable for the debt of a European joint venture, which at September 30, 1999 totaled $22.7 million. We have also guaranteed all or portions of the debt of certain domestic joint ventures and joint venture partners, which at September 30, 1999 totaled $46.1 million.

     Additionally, we have guaranteed $10.5 million in lease obligations for Shurgard Storage to Go, Inc., a containerized storage business. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax.

Note G - Purchase of Units of an Affiliated Party
    On March 31, 1999, we purchased one Limited Partner unit in Shurgard Institutional Fund LP II, from an unaffiliated third party, for $1.2 million in cash. We now own 6.5 of the 9.5 limited partner units and are entitled to 67% of limited partner distributions. We continue to own a general partnership interest in this partnership which is consolidated in our financial statements.

Note H - Segment Reporting
     SSCI has three reportable segments; Same, New and European Stores. Our definition of Same Stores includes existing domestic facilities acquired prior to January 1 of 1998 as well as developed properties that have been operating a full two years as of July 1, 1999. We project that newly developed properties will reach stabilization in an average of 21 to 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1, 1998 as well as domestic developed properties that had not been operating a full two years as of July 1, 1999. European Stores include all of our non-domestic stores. We are currently located in five European countries: Belgium, France, Sweden, the Netherlands, and the United Kingdom.

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

     Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following tables illustrate the results using the 1999 Same Store, New Store and European Store base for reportable segments as of and for the three months and nine months ended September 30, 1999 and 1998.

(in thousands)

                      Same         New      European    Total
                     Stores      Stores      Stores
                    -------      ------     --------    ------
Quarter ended
September 30, 1999

Rental revenue       $43,710     $5,040      $2,700     $51,450
Less unconsolidated
joint ventures        (2,000)    (1,247)                 (3,247)
                      ------     ------      ------      ------
Consolidated revenue  41,710      3,793       2,700      48,203

Operating expenses    12,051      2,169       1,482      15,702
Less unconsolidated
 joint ventures         (541)      (839)                 (1,380)
                      ------      -----       -----      ------
Consolidated
 operating expenses   11,510      1,330       1,482      14,322
                      ------      -----       -----      ------
Consolidated NOI     $30,200     $2,463      $1,218     $33,881
                     =======     ======      ======     =======
Quarter ended
September 30, 1998

Rental revenue       $41,891     $1,975      $1,255     $45,121
Less uncounsolidated
 joint ventures       (1,925)    (1,557)                 (3,482)
                      ------     ------      ------      ------
Consolidated          39,966        418       1,255      41,639
revenue

Operating expenses    11,612        927         343      12,882
Less unconsolidated
 joint ventures         (418)      (726)                 (1,144)
                      ------       ----        ----      ------
Consolidated
 operating expenses   11,194        201         343      11,738
                      ------       ----       -----     -------

Consolidated NOI     $28,772       $217        $912     $29,901
                     =======      =====       =====     =======

(in thousands)

                      Same       News      European     Total
                     Stores     Stores      Stores
                     ------     ------     --------     -----
Nine months ended
September 30, 1999

Rental revenue      $125,742     $11,999     $6,077     $143,818
Less unconsolidated
 joint ventures       (5,661)     (2,585)                 (8,246)
                     -------      ------      -----      -------
Consolidated revenue 120,081       9,414      6,077      135,572

Operating expenses    35,498       5,417      3,642       44,557
Less unconsolidated
 joint ventures       (1,485)     (1,457)                 (2,942)
                      ------      ------      ------      ------
Consolidated
 operating expenses   34,013       3,960      3,642       41,615
                     -------      ------     ------      -------
Consolidated NOI     $86,068      $5,454     $2,435      $93,957
                     =======      ======     ======      =======

Nine months ended
September 30, 1998

Rental revenue      $120,565     $3,667      $2,741     $126,973
Less unconsolidated
 joint ventures       (7,700)    (2,781)                 (10,481)
                     -------     ------       -----      -------
Consolidated revenue 112,865        886       2,741      116,492

Operating expenses    35,176      1,748       1,503       38,427
Less unconsolidated
 joint ventures       (2,023)     (1,458)                  (3,481)
                      ------      ------       -----       ------
Consolidated
 operating expenses   33,153        290       1,503       34,946
                     -------       ----       -----      -------
Consolidated NOI     $79,712       $596      $1,238      $81,546
                     =======       ====      ======      =======

    The following table reconciles the reportable segments' rental revenue per the table above to consolidated total revenue for the quarters and nine months ended September 30, 1999 and 1998.

(in thousands)           Three months ended      Nine months ended
                           September 30,            September 30,
                         -----------------       ------------------
                          1999        1998        1999        1998
                         ------      ------      -------     ------
Consolidated rental
 revenue                $48,203      $41,639     $135,572     $116,492
Other real estate
 investments income (loss) (395)        (715)      (1,385)      (1,244)
Property management
 revenue                    337          625        1,047        1,803
                        -------      -------     --------     --------
Total revenue           $48,145      $41,549     $135,234     $117,051
                        =======      =======     ========     ========

     The following table reconciles the reportable segments' NOI per the table above to consolidated net income for the quarters and nine months ended September 30, 1999 and 1998.

(in thousands)               Three months ended     Nine months ended
                                September 30,         September 30,
                             ------------------     -----------------
                              1999        1998       1999       1998
                             -------    -------     -------    ------
Consolidated NOI             $33,881    $29,901     $93,957    $81,546
Other real estate
 investments income (loss)      (395)      (715)     (1,385)    (1,244)
Property management revenue      337        625       1,047      1,803
Other operating expenses     (15,489)   (13,061)    (44,157)   (35,454)
Interest & other income       (6,159)    (5,655)    (18,054)   (14,399)
Minority interest              1,843        699       6,916      1,250
Change in accounting principle                       (1,366)
                             -------     -------    -------    -------
Net income                   $14,018     $11,794    $36,958    $33,502
                             =======     =======    =======    =======

Note I - Subsequent Events

     On October 12, 1999, Shurgard Storage Centers, Inc. along with the other existing investors of SSC Benelux & Co., SCA (previously SSC Benelux & Co., SCS) entered into a European joint venture agreement with San Francisco based Fremont Realty Capital, Deutsche Bank AG, AIG Global Real Estate Investment Corporation and Credit Suisse First Boston. The new investors have committed 122 million Euro to Shurgard Benelux & Co. SCA, Shurgard's European operating company, in exchange for a 43% interest in this company. Concurrently, the company established a 140 million Euro credit facility with Credit Suisse First Boston. The additional financial resources provided by these agreements will be used to execute the company's European expansion plan.

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

INTERNAL GROWTH

     The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of 1998 as well as developed properties that have been operating for a full two years as of July 1, 1999. We project that newly developed properties will reach stabilization in an average of 21 to 24 months. Please note that our definition of Same Stores results in the addition of stores each quarter as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following tables summarize Same Store operating performance for the 3rd quarter and first nine months of 1999 and 1998:

                         Same Store Results

(dollars in thousands except    Three months ended September 30,(3)
average rent)                   -----------------------------------
                                   1999        1998    % Change
                                  -------     -------  --------
Rental revenue                    $43,710     $41,891   4.3%
Property operating expenses (1)    12,051      11,612   3.8%
                                  -------     -------
Net operating income              $31,659     $30,279   4.6%
                                  =======     =======
Avg. annual rent per sq. ft. (2)   $10.47      $10.03   4.4%
Avg. sq. ft. occupancy                 88%         88%
Total net rentable sq. ft.     17,300,000  17,300,000
Number of properties                  268         268

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


     Third quarter net operating income (NOI) for these centers has risen 4.6% over the same quarter last year due to increases in revenue. Revenue gains were primarily a function of changes in rental rates and were partially offset by a decline in Ryder truck rentals. Third quarter 1999 operating expenses increased 3.8% from 1998 levels primarily due to increases in marketing costs, increases in real estate tax assessments for newer stores, and the timing of certain other expenses.

(dollars in thousands except     Nine months ended September,30 (3)
average rent)                    ----------------------------------
                                    1999       1998    % Change
                                 --------   --------   --------
Rental revenue                   $125,742   $120,565    4.3%
Property operating expenses (1)    35,498     35,176    0.9%
                                  -------    -------
Net operating income              $90,244    $85,389    5.7%
                                  =======    =======
Avg. annual rent per sq. ft. (2)   $10.32      $9.86    4.7%
Avg. sq. ft. occupancy                 86%        86%
Total net rentable sq. ft.     17,300,000 17,300,000
Number of properties                  268         268

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


     Same store NOI for the first nine months of 1999 rose 5.7% over the same period last year primarily due to rent increases. Revenue gains were partially offset by declines in Ryder truck rentals and retail sales. Operating expenses for the first nine months of 1999 increased 0.9%. Increases in marketing, real estate taxes and repairs and maintenance expenditures offset by declines in personnel costs, which include decreased health insurance costs and lower on-site employee bonuses.


                          New Store Results

     Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired as of January 1, 1998 as well as domestic developed properties that have not been operating a full two years as of July 1, 1999.

(dollars  in  thousands    Three months        Nine months
except average rent)          ended               ended
                         September 30, (3)    September 30, (3)
                        -----------------    -----------------
                           1999      1998     1999       1998
                        -------    ------    ------    -------
Rental revenue           $ 5,040   $ 1,975   $ 11,999   $ 3,667
Property operating
 expenses (1)              2,169       927      5,417     1,748
                         -------   -------   --------   -------
Net operating income     $ 2,871   $ 1,048   $  6,582   $ 1,919
                         =======   =======   ========   =======
Number of properties          51        27         51        27
Number of property
 months (2)                  148        74        396       147
Total invested cost as
of September 30, 1999      $217.5 million

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

                        Domestic Acquisitions

     During the first nine months of 1999, we purchased three storage centers totaling 140,000 net rentable square feet at a total cost of $8.2 million (including the cost associated with the related non-competition agreements). These properties are located in Florida, Texas and Washington. The Florida acquisition was
purchased with our Florida joint venture storage operator.   Two of
these properties were purchased in the second quarter of 1999 and the third was purchased in the latter part of the third quarter of 1999. Together these three properties contributed $259,000 to net operating income for the nine months ended September 30, 1999.

     Dollars in thousands          Quarter         Nine months
     except average rent            ended              ended
                              September 30, (1)    September 30, (1)
                              -----------------    -----------------
    Results for 1999               1999               1999
     Acquisitions             -----------------    -----------------
    Rental revenue                  $ 254              $ 356
    Property operating
     expenses (2)                      83                 97
                                   ------              -----
    Net operating income            $ 171              $ 259
                                   ======              =====
    Avg. annual rent per
     sq. ft. (3)                 $   9.80           $  10.00
    Avg. sq.ft. occupancy              80%                82%
    Total net rentable sq. ft.    140,000            140,000
    Number of properties                3                  3
    Number of property
     months (4)                         8                 12
    Purchase price             $    8,175

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

     During 1998, we purchased seven storage centers totaling
450,000 net rentable square feet for a total cost of $23.8 million (including the cost associated with the related non-competition agreements). We also acquired a leasehold in an existing self storage center containing 41,000 net rentable square feet for $1.2 million. Seven of these acquisitions were purchased during the first nine months of 1998 of which one was purchased on September 25, 1998 and therefore had no operating results to report for the quarter or nine months. These acquisitions were located as follows: one in Arizona, one in California, one in Indiana, two in Tennessee, and three in Texas. The table below summarizes the operating performance of these properties during the third quarter and first nine months of 1999. For a discussion of purchases of partnership units, see Liquidity and Capital Resources.

     Dollars in thousands      Three months ended   Nine months ended
     except average rent        September 30, (1)   September 30, (1)
                               ------------------   -----------------
    Results for 1998            1999      1998       1999      1998
    Acquisitions               ------     -------   ------    -------
    Rental revenue              $907      $529     $2,654     $940
    Property operating
     expenses (2)                278       201        864      309
                                ----      ----     ------     ----
    Net operating income        $629      $328     $1,790     $631
                                ====     =====     ======     ====
    Avg. annual rent per
     sq.ft. (3)                $9.15     $7.80      $9.08     $7.96
    Avg. sq.ft. occupancy         83%       91%        84%       92%
    Total net rentable
     sq. ft.                 450,000   292,000    450,000   292,000
    Number of properties           8         6          8         6
    Number of property
     months (4)                   24        18         72        32
    Purchase price            $24,908

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

     Increases in revenue and NOI for the third quarter and nine months ended September 30, 1999 reflect the increase in the number of stores as compared to the prior year periods. Decreases in occupancy over the prior periods reflect the acquisition of stores that were in rent up at acquisition. For the one month ended September 30, 1999, these acquisitions had net operating income of $206,000 which represents 87% of projected monthly NOI at maturity. The current average yield for these 1998 acquisitions is 9.6% (calculated as actual net operating income less lease payments for the first nine months of 1999, annualized, then divided by purchase price).
                        Domestic Development

     We opened 12 domestic storage centers in the first nine months of 1999, and, when all phases are complete, these 12 projects will total approximately 815,000 net rentable square feet with an estimated total cost of $57.6 million. Four of these storage centers were developed through our Florida joint ventures and five are scheduled to be contributed to Shurgard/Fremont Partners II.

     We opened 24 storage centers in 1998, representing approximately 1,600,000 net rentable square feet. Of the 24 stores opened, one was developed through our California joint venture, three were developed through our Tennessee and Florida joint ventures, and 16 were contributed to either Shurgard/Fremont Partners I or Shurgard/Fremont Partners II, joint ventures in which we own a 10% interest (see NEW DEVELOPMENT FINANCING ARRANGEMENT in the following section). These 1998 developments together generated $2,432,000 in net operating income for the first nine months of 1999. For the month of September 1999, these developments had NOI of $452,000, which represents 42% of projected monthly NOI at maturity, and averaged 58% occupancy. The operating results of these 1998 developments are included in the New Store Results in the previous section. The storage center developed through our California joint venture is not included in the operating results above as it is currently a managed property. For a further discussion see OTHER REAL ESTATE INVESTMENTS in our 1998 Annual Report on Form 10-K.

     The 17 storage centers opened in 1997 (five of which were contributed to SFP1 and seven of which were developed through our Tennessee and Florida joint ventures), representing approximately 1,150,000 net rentable square feet, averaged 78% occupancy for the month of September 1999. These 1997 developments together generated $4,900,000 in net operating income for the first nine months of 1999. For the one month ended September 30, 1999 these developments had net operating income of $565,000 which represents 89% of projected monthly NOI at maturity. The operating results of each of these 1997 developments are included in either the Same Store Results or the New Store Results in the previous section depending on whether they have met the criteria for inclusion in Same Stores. Total cost to develop these properties was $67.7 million.

     In addition to the above completed developments, we had 17 storage centers under construction (two of these are being developed in Florida through joint ventures) as of September 30, 1999. As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. We currently anticipate opening 22-26 developments by the end of 1999. The following table summarizes domestic development projects in progress at September 30, 1999.

                          Number       Estimated       Total Cost to
                            of      Completed Cost      Date as of
                         Projects  of Projects (1)(2)  Sept. 30, 1999 (1)
                         --------  ------------------  ------------------
 Consolidated Developments:
 Construction in progress  15      $76.6 million       $ 53.8 million
 Land purchased pending
  construction              3      $13.3 million         $1.6 million

 Unconsolidated Developments:
 Construction in progress   2       $9.3 million         $5.0 million
 Expansion of Existing
  Properties:
 Construction in progress   3       $3.0 million         $1.1 million

(1) Table includes 100% of the costs of projects regardless of our ownership percentage
(2) The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 1998 Annual Report on Form 10-K.

     We believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for our pro-rata interest in developments was $1,604,000 (net operating income of $643,000 less $2,247,000 of interest at 8.5% interest on invested capital) for the first nine months of 1999 compared to $923,000 for the same period in 1998. For further discussion of the effect of this dilution, see our 1998 Annual Report on Form 10-K.

DEVELOPMENT FINANCING ARRANGEMENT

     In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO), we have been pursuing alternative financing options. In connection with this initiative, during the past two years we have formed two joint ventures, Shurgard/Fremont Partners I
(SFPI) in May 1998 and Shurgard/Fremont Partners II (SFPII) in March 1999. The terms of these two joint ventures are very similar and both are consolidated in our financial statements. We have a 10% equity interest and our affiliate has a 90% equity interest in each joint venture. All major decisions by the joint ventures require approval of both partners.

     Under the terms of the agreements executed in connection with the formation of these joint ventures, properties are contributed by a 100% owned Shurgard subsidiary to the joint venture shortly after completion of development of the properties by Shurgard. Shurgard is reimbursed at cost for all expenses it incurred in developing the properties contributed to the Partnership (including a reimbursement for internal costs). Each joint venture has an anticipated capitalization of 30% equity and 70% debt.

     Each joint venture has granted Shurgard an option to acquire all of the properties owned by the joint venture. The purchase options are exercisable at certain times described below, depending upon the performance of the properties. The purchase price for the properties upon exercise of the option is based on a 9 1/4 capitalization rate applied to the net operating income of the properties for the three or four-month period preceding the exercise of the option. The option related to SFPII is subject to a collar.

     Under a Management Services Agreement between Shurgard and the joint ventures, Shurgard will act as property manager for the properties owned by the joint ventures, and Shurgard will receive a monthly management fee equal to the greater of $2,000 per property or 5% of gross revenues, as well as certain other fees relating to accounting and administrative services that Shurgard will perform on behalf of the joint ventures.


Dollars in thousands         SFPI             SFPII
                            -------       ------------
Estimated total equity      $19,400       Up to $27,700
                            -------       -------------
Estimated total debt        $45,300       Up to $64,700
                            -------       -------------
Estimated total number
 of properties to be
 contributed                     15                  16
                            -------       -------------
Properties contributed
 at September 30, 1999           15                   6
                            -------       -------------
Purchase option       December 2000       December 2001
exercise period      to December 2002    to November 2003
                     ----------------    ----------------

     Subsequent to the end of the quarter, two additional properties were contributed to SFPII.

EUROPEAN OPERATIONS

     As of September 30, 1999, SSC Benelux & Co., SCA (Benelux SCA, previously SSC Benelux & Co., SCS), in which we had a 13% equity position, was operating in Belgium, Sweden, France, the Netherlands, and the United Kingdom. For a detailed discussion of this investment see EUROPEAN OPERATIONS in our 1998 Annual Report on Form 10-K.

     On October 12, 1999, we along with the other existing investors of Benelux SCA entered into a European joint venture agreement with San Francisco based Fremont Realty Capital, Deutsche Bank AG, AIG Global Real Estate Investment Corporation and Credit Suisse First Boston. The new investors have committed 122 million Euro to Benelux SCA, in exchange for a 43% interest in this company. Concurrently, Benelux SCA established a 140 million Euro credit facility with Credit Suisse First Boston. The additional financial resources provided by these agreements will be used to execute our European expansion plan.

     Under the terms of the joint venture agreement, the 122 million Euro in equity capital will be funded through periodic contributions between now and December 31, 2001. Additionally, the terms of the agreement provide for an earn out that allows the existing Benelux SCA shareholders to receive up to 10 million Euro in additional equity based on exceeding certain development targets prior to December 31, 2001. Benelux SCA is managed by a board of managers which consists of all the parties of the transaction. Substantially all material decisions of the board require agreement of at least two thirds of the parties. We now own approximately 7% of Benelux SCA.

     Our pro rata portion of operating losses before the cumulative effect of a change in accounting principle for European operations was $173,000 and $138,000, for the quarters ended September 30, 1999, and 1998, and $759,000 and $250,000 for the nine months ended September 30, 1999 and 1998 respectively. Although the operations of existing stores are improving, we believe Benelux SCA will produce losses for the next three to four years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of our European operations are consolidated in our financial statements and data included in the following discussion and tables reflect total European operations not our pro rata percentage which, prior to the new joint venture agreement, was 13%.

                        European Development
     The following table summarizes substantially completed European developments by country in U.S. dollars:

                                                      Total Net
                       Number of    Estimated      Rentable Sq. Ft.
                       Properties   Total Cost      When Complete
                       ----------   ----------     ----------------
       Opened in 1999
        Sweden (1)          1       $4.2 million       63,000
       Opened in 1998
        Belgium             3      $10.9 million      185,000
        Sweden              4      $16.8 million      260,000
       Opened in 1997
        Belgium             2       $7.8 million      135,000

(1) The actual completed cost of this project could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors.
     For a further discussion of events that could impact this estimate, see our 1998 Annual Report on Form 10-K.


     During 1999, we opened one storage center in Sweden with an estimated total cost of $4.2 million and net rentable square feet of 63,000 when all phases are complete. After seven months of operation, this store has an average occupancy of 18% and generated $18,000 in net operating losses for the third quarter of 1999. The seven storage centers opened during 1998 had an average occupancy of 36% after an average of 10 months of operations and together generated $186,000 in net operating income for the third quarter of 1999. For the first nine months of 1999, these stores generated $195,000 in net operating income. Although it is too early to project actual rent-up periods for these projects, they are renting up according to plan.

     The two storage centers opened in Brussels in 1997 together generated $202,000 in net operating income during the third quarter and $466,000 in NOI for the first nine months of 1999. For the last month of this quarter, these developments averaged 75% occupancy and had net operating income of $62,000 which represents 77% of projected
monthly  NOI  at  maturity  (as  measured  in  the  relevant   local
currency).

     Because of the newness of storage to the European market, the rent-up period for storage centers developed prior to 1998 has been longer than that of domestic development projects. During the rent up period, rental rates are below those we anticipate at stabilization. As each center reaches stabilized occupancy,
management's   focus  will  change  from  increasing  occupancy   to
increasing rates.

     In  addition  to the above completed developments,  we  had  12 properties under construction and had purchased three sites on which we intend to build storage centers at September 30, 1999. In order to compete for sites in the United Kingdom, we have departed from our general policy of purchasing land only after the permitting process is complete. As a result, we have undertaken the additional risk that we may be unable to complete the permitting process and cannot sell the property at a profit. The following table summarizes European development projects in progress at September 30, 1999:

                               Number    Estimated      Total Cost to
                                 of     Completed Cost    Date as of
                              Projects  of Projects (1)  Sept. 30, 1999
                              --------  --------------  ---------------
   New Developments:
   Construction in progress   12        $58.8 million   $39.8 million
   Land purchased pending
    construction               3        $16.9 million    $9.8 million

(1) The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors.
     For a further discussion of events that could impact this estimate, see our 1998 Annual Report on Form 10-K.

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

     (dollars in thousands
     except average rent)
                               Three months ended      Nine months ended
                                   Sept. 30,               Sept. 30,
                               ------------------      -----------------
    Results for 1997            1999        1998         1999        1998
    Acquisitions               -------   -------       -------       -----
    Rental revenue            $  354      $  214       $   918      $  593
    Property operating
     expenses (1)                151          97           407         334
                              ------      ------       -------      ------
    Net operating income      $  203      $  117       $   511      $  259
                              ======      ======       =======      ======
    Avg. annual rent per
     sq. ft. (2)              $20.05      $19.40       $ 20.40      $19.50
    Avg. sq.ft. occupancy         83%         57%           72%         47%
    Total net rentable sq. ft.83,000      83,000        83,000      83,000
    Number of properties           2           2             2           2
    Number of property
     months (3)                    6           6            18          18
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


     These French stores have a current yield of 9.10% (calculated as actual net operating income less lease payments, annualized, then divided by purchase price).

                   European Same Store Operations
     Our definition for European Same Stores includes existing facilities acquired prior to January 1 of 1998 as well as developed properties that have been operating a full two years as of July 1, 1999. The following tables summarize Same Store operating performance for the quarter and nine months ended September 30, 1999 and 1998.


(dollars in thousands
except average rent)     Quarter ended Sept. 30,
                             1999         1998    % Change
                         ----------------------   --------
Rental revenue             $   957    $    716      34%
Property operating
 expenses (1)                  315         345      (9)%
                           -------    --------
Net operating income       $   642    $    371      73%
                           =======    ========
Avg. annual rent per
sq.ft. (2)                $  11.90     $  10.50     13%
Avg. sq.ft. occupancy           85%          76%    12%
Total net rentable sq. ft. 409,000      409,000
Number of properties             7            7
Total invested cost as
of September 30, 1999          $27.1 million

_______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.


(dollars in thousands
except average rent)   Nine months ended Sept. 30,
                            1999         1998      % Change
                       --------------------------  --------
Rental revenue           $   3,066   $   2,307       33%
Property operating           1,210       1,160        4%
 expenses (1)            ---------   ---------
Net operating income     $   1,856  $    1,147       62%
                         =========  ==========
Avg. annual rent per
 sq.ft. (2)              $   11.60  $    10.00       16%
Avg. sq.ft. occupancy          82%          70%      17%
Total net rentable
 sq.ft.                    409,000     409,000
Number of properties             7           7
Total invested cost as
 of September 30, 1999        $27.7 million

_______________
(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

     In the third quarter of 1999, we increased rental rates for Same Stores an average of 13% when measured in U.S. dollars and 15% in local currency as compared to the same quarter in the prior year. For the nine months ended September 30, 1999, Same Store rental rates increased an average of 16% in U.S. dollars as compared to the prior year period. These current rates continue to reflect the rental rates we anticipated upon investing in the storage centers. We attribute this success to increased product awareness which was obtained through extensive marketing efforts.

OTHER REAL ESTATE INVESTMENTS

     The following table shows income (loss) from unconsolidated real estate investments for the three and nine months ended September 30, 1999 and 1998. All income and loss amounts reflect our pro rata ownership percentage.

(dollars in             Three months ended      Nine months ended
 thousands)                  Sept. 30,              Sept. 30,
                        ------------------      -----------------
                           1999       1998        1999       1998
                        --------   -------      --------   ------
Containerized storage   $ (533)    $ (847)     $ (1,945)  $ (2,408)
Joint ventures            (129)       (69)         (408)       (26)
Participating mortgages    424        307         1,225      1,159
Other partnership
 investments              (157)      (106)         (257)        31
                        ------     ------      --------   --------
     Total              $ (395)    $ (715)     $ (1,385)  $ (1,244)
                        ======     ======      ========   ========

                        Containerized Storage

     As discussed in our Annual Report, we have invested in Shurgard Storage To Go, Inc., (STG) a containerized storage business. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax. As of September 30, 1999, our gross investment in STG was $4.7 million. Additionally, we have committed to lend up to $11 million under an unsecured five-year note of which $9.9 million was outstanding at September 30, 1999. Our pro rata portion of STG losses was $1,945,000 for the nine months ended September 30, 1999, which includes a $92,000 extraordinary expense reflecting the write-off of start-up costs in accordance with SOP 98-5 and $2,408,000 for the nine months ended September 30, 1998. Additionally, we currently guarantee $10.5 million in lease obligations for STG.

                           Joint Ventures

     Pursuant to our affiliation agreements with two storage operators, we have entered into 20 joint ventures in which our economic interests ranges from 50% to 90%. As of September 30, 1999, we had invested a total of $21.5 million in these joint ventures. Our pro rata portion of joint venture losses totaled $408,000 ($819,000 of income before depreciation and amortization) for the nine months ended September 30, 1999 as losses from new properties added during the previous and current year offset earnings from stabilized properties. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions (Same Stores, Domestic Acquisition or Domestic Development) under INTERNAL GROWTH.

     Additionally, we have entered into an agreement with a California developer under which it will purchase sites in southern California and construct storage centers on them according to our specifications. Upon completion of the rent up period, the storage centers are purchased by a joint venture in which we own 90%. Prior to such purchase, we have no ownership in the properties and as such, they are not included in any of the discussions of operating results under INTERNAL DEVELOPMENT. At September 30, 1999, this developer had two properties under construction in connection with this agreement and two completed stores were in rent up. Subsequent to the end of the quarter, the joint venture purchased one of the completed storage centers for $4.3 million. For further detail on this agreement see our Annual Report on Form 10-K for the year ended December 31, 1998. At September 30, 1999, we had guaranteed $20.5 million in outstanding debt for four properties related to this agreement and will guarantee additional amounts as future properties are approved and developed.

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

OTHER OPERATIONS

     Property management revenue for the first nine months of 1999 decreased $756,000 over the same period last year. This decline is due to the elimination of management fees related to partnerships we now consolidate for financial reporting purposes as well as a one time partnership income increase that was included in the first nine months of 1998.

     Interest expense for the first nine months of 1999 increased $3.8 million over the first nine months of 1998 due to an increase in the outstanding debt balance (both in lines of credit and notes payable) from $388 million at September 30, 1998 to $547 million at September 30, 1999. Additionally, during the first nine months of 1999, we capitalized $7,875,000 in interest related to the construction of storage centers, while $4,634,000 in interest was capitalized in the first nine of 1998.

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

                              Quarter ended        Nine months ended
                                 Sept. 30,            Sept. 30,
                             ----------------      -----------------
                             1999        1998       1999      1998
                             ------   --------     ------   --------
Net income                 $ 14,018   $ 11,794   $ 36,958  $ 33,502
Non-recurring
 revenue/expenses              (163)                1,482      (416)
Preferred dividend           (2,188)    (1,100)    (6,563)   (3,300)
Depreciation/amortization    10,498      8,496     29,835    24,269
Depreciation/amortization
 from unconsolidated
 joint ventures and
 subsidiaries                (1,157)        24     (2,309)      270
Deferred financing costs       (289)      (280)      (859)     (840)
                            --------  --------   --------   -------
FFO as currently defined    $ 20,719  $ 18,934   $ 58,544   $ 53,485
                            ========  ========   ========   ========

     FFO for the first nine months of 1999 rose $5.1 million over FFO for the first nine months of 1998. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments. Non-recurring revenue and expenses in the table above includes the effect of the cumulative change in accounting principle relating to SOP 98-5 for both consolidated entities and our pro-rata portion of unconsolidated joint ventures. (See Note A)


LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1999, we invested $83.5 million in domestic development and expansion projects, $45.4 million in European development projects, and $5.7 million in capital improvements to our existing portfolio and other capital improvements. The $5.5 million increase in other real estate investments consists primarily of $5.3 million invested in joint ventures and $0.2 million invested in our containerized storage operation.

     The balance on the domestic line of credit increased $67.2 million from December 31, 1998 to September 30, 1999. Draws on the line of credit were used to fund the purchase of a partnership unit, development activity, and general corporate purposes. Notes payable increased $55.8 million due to draws on loans from an affiliated joint venture to fund development activity in Europe, as well as the addition of SFPII as previously discussed in "NEW DEVELOPMENT FINANCING ARRANGEMENT". At September 30, 1999, the ratio of the Company's debt to total assets before depreciation was 39% and its debt to total market capitalization was 40%.

     On September 30, 1999, we increased the amount available under our unsecured domestic line of credit to borrow up to $200 million at a spread over LIBOR, maturing September 30, 2001, with the option to extend until September 2002. The amount available and the spread vary based on the terms of the agreement; as of September 30, 1999, the current available amount is $200 million, of which approximately $148.6 million was outstanding. At September 30, 1999, the weighted average interest rate was 6.4%.

     At September 30, 1999, we had European credit lines (denominated in local currencies) to borrow up to a total of $13.5 million of which $11.7 million had been drawn down as of September 30, 1999. Of this amount, $9.7 million matures in 2001, and the remaining matures between 2002 and 2005. The weighted average effective interest rate on these lines at September 30, 1999 was 5%. Subsequent to the end of the quarter, we obtained the 140 million Euro credit facility described under EUROPEAN OPERATIONS. This credit, along with the additional 122 million Euro in equity also described there, will fund the current planned expansion of our European operations.

     On March 31, 1999, we purchased one Limited Partner unit in Shurgard Institutional Fund LP II, from an unaffiliated third party, for $1.2 million in cash. We now own 6.5 of the 9.5 limited partner units and are entitled to 67% of limited partner distributions. We continue to own a general partnership interest in this partnership which is consolidated in our financial statements.

     We anticipate funding 1999 growth and our on-going development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. We intend to pursue joint ventures with private institutions and public pension funds to provide these alternative sources of capital. We believe that our cash flow in 1999 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the nine months ended September 30, 1999 was $69.2 million compared to $62.4 million for the same period of 1998. On October 25, 1999, we declared a dividend of $0.50 per share to be paid on November 22, 1999. This dividend is approximately 70% of 3rd quarter FFO.

YEAR 2000 COMPLIANCE
     We have completed the process of identifying our potential risks relating to the Year 2000 issue, in both our information technology and non-information technology systems, and are implementing solutions to mitigate those risks that have been identified. We believe we will be able to successfully implement the necessary changes prior to December 31, 1999.

     Our risks relating to the Year 2000 are in the areas of internal systems, external interface systems and third-party service providers. We recently replaced most of our internal systems for reasons other than Year 2000 issues, and due to this, very few systems needed to be replaced as a result of our Year 2000 compliance program. We estimate that our total cost to replace noncompliant systems will be approximately $300,000 to $400,000. Through September 30, 1999, we have spent approximately $175,000 to replace our network software and 50 out of 51 of our older, non-compliant gate control systems at certain of our stores. The remaining gate is expected to be replaced by the end of October 1999. Systems to be replaced include certain computer hardware and our payroll system. Replacement of the computer hardware is almost complete with only a few systems left to be replaced. We expect this replacement process to be completed by November 30, 1999. Our payroll system is in the process of being replaced. Parallel testing begins in November 1999 and is expected to be completed by December 15, 1999.

     We have contacted third parties with whom we have material relationships to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to us if they experience significant business interruptions as a result of Year 2000 noncompliance. Through this process, we have confirmed that many of our external interface systems and third party service providers, including our primary bank systems, our transfer agent, and our employee benefits administrator, are now Year 2000 compliant or have a plan to achieve compliance within a reasonable time frame. Should these external parties not perform the adjustments they have indicated are necessary, we could experience inefficiencies in operations or additional costs associated with fixing the problem or changing vendors.

     We believe the most reasonably likely worst-case scenarios that we might confront with respect to the Year 2000 issues have to do with the possible failure of third party systems over which we have no control, such as, but not limited to, power and telephone services. With respect to store operations we have developed a specific Year 2000 contingency plan in order to mitigate our exposure to third party system failures. Our plan is to print out all customer data on the last day of the business to ensure we have hard copies of all account balances, payment history, units, client data, etc. In the event of power and or computer failures we will be able to take payments, rent units, and if necessary hire security personnel to maintain security gates and surveillance equipment. The statements above regarding our expectations and estimates relating to the Year 2000 issue constitute forward-looking statements. These forward-looking statements are based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, our actual experience could differ materially from that indicated in the forward-looking statements. The risks and uncertainties that may cause these assumptions to not be correct include, among others, whether we have correctly identified our Year 2000 issues and whether third-party providers adequately address their Year 2000 issues in a timely fashion.


Part II, Item 5:  Other Information

Subsequent to quarter end, the Company announced that Michael Rowe will be stepping down from his role as Chief Operating Officer. Throughout the remainder of the year Mr. Rowe will transition his responsibilites to other key management members within the Company.

On October 12, 1999, Shurgard Storage Centers entered into a
European joint venture agreement with San Francisco based Fremont
Realty Capital, Deutsche Bank AG, AIG Global Real Estate Investment Corporation and Credit Suisse First Boston.

Part II, Item 6:  Exhibits and Reports on Form 8-K

Exhibits:
     Exhibit 10.1- Second Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., Bank of America, N.A., Key Bank National Association, U.S. Bank National Association, and LaSalle Bank National Association, dated September 30, 1999.

     Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

      During the quarter ended September 30, 1999, no reports were filed on Form 8-K.


                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  November 15, 1999   By: /s/ Harrell Beck
                              ------------------
                              Harrell Beck
                              Chief Financial Officer, Chief Accounting
                              Officer and Authorized Signatory