Form 10-K405
period 1999-12-31
SHURGARD STORAGE CENTERS INC
filed 2000-03-14
CIK 906933

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ______________

COMMISSION FILE NUMBER 0-23466

                         SHURGARD STORAGE CENTERS, INC.
                         ------------------------------
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
Class A Common Stock, par value $.001 per share           New York Stock Exchange
Preferred Share Purchase Rights                           New York Stock Exchange
8.8% Series B Cumulative Redeemable Preferred Stock,
  par value $.001 per share                               New York Stock Exchange
8.7%Series C Cumulative Redeemable Preferred Stock,
  par value $.001 per share                               New York Stock Exchange


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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 25, 2000: $636,815,528

   Class A Common Stock outstanding as of February 25, 2000: 29,099,552 shares
    Class B Common Stock outstanding as of February 25, 2000: 154,604 shares

Documents incorporated by reference: Part III is incorporated by reference from the Proxy Statement to be filed in connection with our Annual Shareholders Meeting to be held May 9, 2000.



                               There are 77 pages.

                                     PART I

ITEM 1 - BUSINESS


OVERVIEW

        Shurgard Storage Centers, Inc. (the Company or SSCI) is a fully integrated, self-administered and self-managed real estate investment trust
(REIT) that develops, acquires, owns and manages self storage centers and related operations. Our self storage centers offer easily accessible storage space for personal and business uses. We are one of the four largest operators of self storage centers in the United States. As of December 31, 1999, we operated a network of 382 storage centers and three business parks located throughout the United States and in Europe. Of these properties, we own, directly and through our subsidiaries and joint ventures, 352 properties containing approximately 22.6 million net rentable square feet. Of the 352 properties, 324 are located in 19 states in the U.S., and 28 are located in Europe. We also manage for third parties 32 self storage centers and one business park containing approximately 1.9 million net rentable square feet. For the year ended December 31, 1999, our self storage centers had a weighted average annual net rentable square foot occupancy rate of 82% and a weighted average rent per net rentable square foot of $10.30.

        We were incorporated in Delaware on July 23, 1993 and began operations through the consolidation on March 1, 1994 of 17 publicly held real estate limited partnerships (the Consolidation) that were sponsored by Shurgard Incorporated (the Management Company). On March 24, 1995, the Management Company merged with and into the Company (the Merger) and we became self-administered and self-managed. In May 1997, we reincorporated in the state of Washington.


BUSINESS STRATEGY

        Our mission is to become the global leader in storage products and services by (i) emphasizing customer service and satisfaction, (ii) maintaining a portfolio of convenient and secure stores, (iii) optimizing revenue through efficient rent pricing and collection policies, (iv) pursuing marketing and sales programs, and (v) integrating our property management systems and procedures. Of these factors, the most important is the quality of our employees' interaction with customers.

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

- Capital Expenditures and Maintenance. We budget for a level of capital expenditures consistent with our commitment to maintaining attractive, well-maintained and secure self storage centers, which enables us to pursue a premium pricing strategy. In addition, capital expenditures for consistent signage and color scheme among our properties strengthens the brand image of Shurgard. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures)

- Selective Disposition. We regularly review our portfolio compared to established internal standards, identify those properties which can not meet these standards and dispose of such properties. We intend to continue this policy.

                          Marketing and Sales Programs
        We employ various means to increase our share of the self storage market. We place prominent advertisements in the yellow pages and seek to promote customer awareness of our stores through highly visible store locations, site signage and architectural features. We locate our stores along retail and high-traffic corridors, usually with significant road frontage to increase visibility. We build on most newly developed stores a distinctive "lighthouse" office to distinguish ourself from competitors and to increase customer awareness of the Shurgard brand.

        Primary marketing emphasis is placed on providing managers with sales skills to elicit customer needs and turn prospects into customers. We also have a national call center to field telephone sales calls from individual properties. Employees at the national call center are able to rent a unit at the store most convenient to the customer. Beginning in the first quarter of 2000, we plan to implement additional sales and marketing programs to broaden our distribution channels. These programs include enhancing our e-commerce business and expanding our commercial accounts and our direct sales force in selected markets.

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

           Property Management Systems/Management Information Systems
        We have integrated property management systems and procedures for marketing, advertising, leasing, operations, maintenance and security of properties and the management of on-site personnel. Our computerized management information system links our corporate office with each store. During 1997, we completed the development and installation of proprietary software that expedites internal auditing, financial statement and budget preparations, allows the daily exchange of information with our corporate office, and manages detailed information with respect to the tenant mix, demographics, occupancy levels, rental rates, revenue optimization, payroll and other information relating to each store. Additionally, we purchased a new network-based accounting package that has aided in the compilation and dissemination of information from and to our stores. During 1998, as part of our move to our new corporate offices, we installed an enterprise wide-area network and remote access capability. We believe that this new information system is adequate to support the management of our currently owned properties as well as planned future growth. During 1999, we were recognized for our centralized sales management software (Aladdin) under Microsoft's Best Business Operations Solution award. This software enables our national sales center, commercial accounts, and our corporate employees to have remote sales access to the entire Shurgard network of stores.

                                Other Activities
        The Company also manages, under the Shurgard name, self storage properties owned by others that meet our quality standards. Management of such properties enables us to spread the cost of overhead across a greater number of properties. Additionally, it enables us to expand our presence in the markets in which we operate, to offer customers a broader geographic selection of self storage properties to suit their needs and it enables Shurgard to establish relationships with property owners that may lead to future acquisitions. Management fees earned by the Company are not qualifying income for REIT qualification purposes. Accordingly, we closely monitor the level of these activities to ensure our continued qualification as a REIT.

        For financial information about industry segments, see the Consolidated Financial Statements and the notes thereto, including NOTE M. For financial information about foreign and domestic operations, see the Consolidated Financial Statements and the notes thereto, including NOTE E.


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

                            Internal Growth Strategy
        Our internal growth strategy is to increase same store cash flow by achieving the highest rental rate structure consistent with strong occupancy rates, cost containment, improved operating leverage, and expansion of our existing stores.

- Revenue Optimization. We seek to optimize our revenue by achieving the highest rental rate structure for our stores, consistent with strong levels of occupancy, through the use of teams of store employees and market managers who are trained and authorized to set rental rates and make rental rate changes based on their analysis of demand and availability at a particular store. We empower local market personnel to change marginal rental rates in order to ensure a fast, flexible response to changing market conditions. Market personnel evaluate their property's rental rates on a periodic basis, based on unit demand and unit availability, and can quickly change marginal rental rates to ensure that revenue is optimized.

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

                            External Growth Strategy
        Our external growth strategy is to develop new, high-quality self storage properties and to selectively acquire additional self storage properties that meet or can be upgraded to our standards. In general, we plan to develop or acquire new properties primarily in our existing markets and in new markets that create economies of scale with our current network of stores. In most markets, we seek to own at least 15 stores in order to realize operating and marketing efficiencies and increase brand awareness. We believe that the experience of our management team in developing and acquiring self storage properties strengthens our ability to pursue our external growth strategy.

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

        Development. We believe that several factors favor our development strategy:

- Development Expertise. We have substantial construction management and architectural experience that was acquired over the past 26 years. Along with our predecessors, we developed more than a third of the properties we currently own or manage, and, since 1972, we have maintained an internal development staff, which currently employs 32 people.

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

        The historical results of development properties completed from 1989 to 1997 by us or our predecessors demonstrate the level of superior returns possible through development. They are currently returning 11% on original property costs. There can be no assurance, however, that we will achieve such returns on our more recently opened development properties. Future development may differ materially from results of past development properties. Factors that may lead to different results include, but are not limited to, the possibility of more competition to our new developments than was experienced in the periods in which these partnerships were renting up their developments, the quality and location of the competing projects being built, and the possibility that the metropolitan markets in which we are developing may have less favorable supply and demand characteristics.

        Acquisitions. We also selectively acquire high-quality properties that are consistent with our business plan. Additional acquisitions allow us to spread overhead and certain management, marketing and advertising costs over a greater number of revenue-producing assets. As a result, we can achieve increasing economies of scale with each new property acquired. We complete a thorough analysis of each property that we intend to acquire, including, but not limited to, a review of capital expenditures that will be required for the property to meet our standards and, at a minimum, a Phase I environmental assessment report.

        European Investment. The strategies mentioned above also apply to our European investment. During the past seven years our European partners have cautiously tested the product on local consumers and have tailored their self storage product to meet the needs of European consumers. During that time they built the infrastructure necessary to support an accelerated expansion program. Today, these European operations employ over 140 employees with a senior management team made up of seasoned managers with substantial local development, finance, operations and marketing experience. As of December 31, 1999, they had 28 storage centers operating in five countries.

        Shurgard Storage To Go, Inc. (STG) Our customer service focus means that we are continually exploring new ways to serve our customers' storage needs. One of the ways we have broadened our ability to meet customer needs is by bringing storage directly to the customer through containerized storage through Shurgard Storage To Go. Weatherized 8'x5'x8' storage containers are delivered to customers for packing. The containers are then picked up and delivered to a warehouse for storage. Customers may access their storage container in a showroom at the warehouse or have it redelivered to their home. In addition to the monthly rental charge, service fees may be charged for transportation of the container. This business venture is currently operating in the Seattle, Portland, San Francisco, Atlanta, and Chicago markets.

        As of December 31, 1999, our gross investment in Shurgard Storage to Go, Inc. (STG) was $4.7 million. We have committed to lend up to $11.5 million under three unsecured five year notes of which $10.7 million was outstanding at December 31, 1999. Additionally, we have guaranteed $10.2 million in lease obligations. We own only nonvoting stock in this start-up venture, which is not a qualified REIT subsidiary and is subject to corporate level tax.

CAPITAL STRATEGY

        During the past year, there has been a net outflow of capital from the REIT sector which has resulted in depressed common equity prices for many REITs, including us. As a result, we do not believe it is an attractive time to raise common equity. Accordingly, we anticipate funding 2000 growth and our on-going development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. We intend to pursue joint ventures with private institutions and public pension funds to provide these alternative sources of capital. Additionally, we anticipate reducing our payout ratio in order to retain cash flow for growth.

        To fund development and acquisitions, we have a revolving domestic credit facility of up to $200 million. We anticipate that cash flow from operating activities will continue to provide adequate capital for debt service payments until maturity, as well as for distribution payments in accordance with REIT requirements. We anticipate refinancing outstanding debt upon maturity through long-term debt or equity or some combination thereof.

        In order to mitigate our currency exchange and interest rate risk, we contract with financial institutions for hedging, exchanging, or entering into swap transactions. Our policy specifically prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange rates if unrelated to capital borrowed, lent or invested by us.


THE SELF STORAGE INDUSTRY

        The self storage industry serves an important function in the commercial and residential real estate markets. Self-storage properties were first developed in the early 1960's in the southwestern United States in response to the growing need for low-cost, accessible storage. A number of factors accelerated the demand for low-cost storage, including, among others, a more mobile society, with individuals moving to new homes and new cities needing short-term storage for their belongings, the increasing cost of housing (resulting in smaller houses), the increased popularity of apartments and condominiums, more individuals with growing discretionary income (resulting in the purchase of items such as boats and recreational vehicles that often cannot be stored at residences), the growing number of small businesses and the escalating cost of other storage alternatives. As the demand for such storage increased, and the acceptance of self storage became more widespread, self storage properties were built throughout the United States. Generally, such properties were constructed along major thoroughfares that provided ready access and public visibility or in outlying areas where land was inexpensive. In certain areas of the country, where new construction was impractical because of construction costs, lack of suitable sites or other restrictions, older structures have been converted into self storage properties.

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

COMPETITION

        Competition exists in every market in which our stores are located. We compete with, among others, national, regional and local self storage operators and developers. The primary factors on which competition is based are location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. We believe that the primary competition for potential customers of any of our self storage centers comes from other self storage properties within a three- to five-mile radius of that store. We have positioned our stores within their respective markets as a high-quality operator that emphasizes customer service and security. We do not seek to be the lowest-price storage provider.

        Entry into the self storage business through acquisition of existing properties is relatively easy for persons or institutions with the required initial capital. Some of our competitors may have more resources than the Company. Competition may be accelerated by any increase in availability of funds for investment in real estate. Decreases in interest rates tend to increase the availability of funds and therefore can increase the growth of competition. Due to increased new supply in the last few years, we anticipate that increased available storage space will continue to reduce occupancy levels per storage property in certain markets in 2000 and further intensify competition among storage providers for available tenants in those markets. The extent to which we are affected by competition will depend in significant part on local market conditions. Development starts have generally stabilized and we believe, given our geographic diversification, that there continues to be both internal and external growth opportunities.


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

        We have notified the Missouri Department of Natural Resources (MDNR) of elevated levels of hydrocarbons found in groundwater monitoring wells on a property in St. Louis, Missouri. We have been monitoring in accordance with a work plan approved by the MDNR. During 1998, a quarterly monitoring report revealed continued contamination in the groundwater samples. The source of the contamination is still unknown. The MDNR notified us that it will continue requiring quarterly groundwater monitoring. During 1999, at MDNR's request, a work plan was developed to address their question on whether on-site contamination might be spreading to adjacent properties. The work plan encompasses a broader scope of monitoring, including installation of four additional monitoring wells on adjacent properties. We are contacting neighboring property owners to attempt to obtain permission to install the four new wells. In the event significant contamination has spread to adjacent properties, the MDNR could be more aggressive in the future, and may require off-site delineation of the groundwater contaminant plume and construction of a groundwater/soil-vapor extraction remediation system. Except for this property in St. Louis, we have not been notified by any governmental authority of any current, material environmental noncompliance, claim or liability in connection with any of the properties we own or manage. We have not been notified of a current claim for personal injury or property damage by a private party in connection with environmental conditions at any of our properties. We have obtained a Phase I environmental assessment report prepared by an independent environmental consultant for each of the properties we own.

        We are not aware of any environmental condition with respect to the properties we own or manage, including the Missouri property discussed above, that could have a material adverse effect on our financial condition or results of operations. We cannot give assurance however, that any environmental assessments undertaken with respect to the properties have revealed all potential environmental liabilities, that any prior owner or operator of the properties did not create any material environmental condition not known to us, or that an environmental condition does not otherwise exist as to any one or more of the properties that could have a material adverse effect on our financial condition or results of operation. In addition, we cannot give assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of our owned or managed properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us, or (iii) tenants will not violate their leases by introducing hazardous or toxic substances into our owned or managed properties that could expose us to liability under federal or state environmental laws.

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


EMPLOYEES

        As of December 31, 1999, the Company employed approximately 937 persons. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1999.



                                                      POSITIONS AND OFFICES
         NAME              AGE                          WITH THE COMPANY
         ----              ---                          ----------------
Charles Barbo              58    Chairman of the Board, President and Chief Executive Officer

Harrell Beck               43    Director, Senior Vice President, Chief Financial Officer and
                                   Treasurer

David Grant                46    Executive Vice President

Michael Rowe               43    Executive Vice President

Christine McKay            38    Senior Vice President, Secretary and General Counsel

Donald Favreau             47    Senior Vice President, Operations

John Steckler              42    Senior Vice President, Marketing

Steve Tyler                47    Senior Vice President, Operations

        For Mr. Barbo's and Mr. Beck's biographies, see our proxy statement for the annual meeting of shareholders to be held on May 9, 2000.

        David Grant has served as our Executive Vice President and Director of Real Estate Investment since July 1993. In February 1996, Mr. Grant transferred to Brussels, Belgium. He became Managing Director of SSC Benelux & Co., SCA (formerly SSC Benelux & Co., SCS) effective January 1, 1996. Mr. Grant joined Shurgard Incorporated in November 1985 as Director of Real Estate Investment and continued to serve in that capacity until the Merger. He also served as an Executive Vice President of Shurgard Incorporated. Mr. Grant was previously a manager with Touche Ross & Co., where he was employed for approximately 10 years providing financial consulting, accounting and auditing services primarily to clients in the real estate, construction and engineering industries. Mr. Grant has a Bachelor of Arts degree in Business Administration and a Bachelor of Science degree in Accounting, both from Washington State University.

        Michael Rowe served as our Executive Vice President from July 1993 through January 2000. Mr. Rowe also served as Chief Operating Officer from January 1996 through October 1999. Prior to the Merger, he served as Executive Vice President and Director of Storage Operations of Shurgard Incorporated. Mr. Rowe has a Bachelor of Arts degree in Business Administration from Washington State University.

        Christine McKay was named Senior Vice President, Secretary and General Counsel in October 1999. She joined Shurgard Incorporated in June 1993, as an Assistant General Counsel. She has served as our Assistant Secretary since October 1998, and as Assistant Secretary and Division Counsel for Shurgard Storage To Go, Inc., since July 1997. Ms. McKay was previously an attorney with Williams, Kastner & Gibbs, in Seattle where her practice focused on real estate, general business and international fisheries transactions. She has a Bachelor of Arts degree in Business Administration from Chadron State College, and a Juris Doctorate, with honors, from Creighton University. She is a member of the Washington State Bar Association and the Corporate Counsel Section of the Washington State Bar Association.

        Donald Favreau joined Shurgard Incorporated in November 1987. He began his Shurgard career as a District Manager for the Phoenix area and continued in that capacity until 1989 when he accepted the position of Regional Manager. In 1992 he became a Regional Vice President of Operations for the Western United States, and in 1993 he accepted the additional responsibility for the National Sales Center. At the end of 1999, Mr. Favreau was promoted to Senior Vice President. Prior to joining Shurgard, he was an Interstate Director for the Cardon Oil Company, supervising a portfolio of out-of-state truck stops and convenience stores. He has a Bachelor of Arts degree in Communications from Brigham Young University and a Masters degree in business administration from the University of Phoenix.

        John Steckler was named Senior Vice President, Marketing in October 1999. He joined SSCI in April 1996 as Vice President of Marketing. During his tenure, Mr. Steckler has been focused on implementing many new products, brand strategies, expanded distribution channels, direct sales programs and the establishment of local, regional and national partnerships. Prior to Shurgard, Mr. Steckler was Vice President of Sales and Marketing for Pro-Tec Sport Helmets and Gargoyles Performance Eyewear, where he was responsible for new product development and expanded sales and distribution. He has a Bachelor of Arts degree in Communications from the University of Washington. He is a member of the American Marketing Association and Sales Marketing Executives.

        Steve Tyler joined SSCI in May 1996 as Vice President of Operations covering the midwest and east coast markets. In October 1999, he was promoted to Senior Vice President of Operations. Prior to joining Shurgard, he was a Regional Operations Manager with Victoria's Secret (a division of the Limited), Casual Corner (a division of US Shoe), and a District Operating manager with The Gap and Sears. All of these positions were in the retail industry. He has a Bachelor of Arts degree in Business Administration from the University of Minnesota-Duluth.

ITEM 2 - PROPERTIES

        The Company owns, as of December 31, 1999, directly and through its subsidiaries and joint ventures, 352 properties (including 350 self storage properties), 324 of which are located in 19 states and 28 which are located in Europe. Our self storage properties are designed to offer accessible storage space for personal and business use. Individuals typically rent individual units in self storage properties for storage of personal belongings such as furniture, appliances, boats and other household and recreational goods. Businesses typically rent space for storage of business property such as equipment, seasonal goods, records and fixtures. We believe that it is desirable to have commercial customers because they tend to rent larger units, stay for longer terms, are more reliable payers and are less sensitive to price increases. Accordingly, we have marketing and direct sales programs that target commercial users. We estimate that commercial users account for approximately 21-35% of our total customer base.

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

        The following table provides information regarding the year developed or acquired, year built, approximate net rentable square feet and acreage of each of the self storage properties and business parks owned by us as of December 31, 1999. Each of these properties has been used as collateral for various borrowing agreements. We own additional properties which are under development, but not reflected in this table. This table includes stores in which we own an interest, but whose results are not consolidated for financial reporting purposes. There are 300 stores whose results are consolidated in the financial statements. These stores represent 19.5 million net rentable square feet and are built on approximately 1,131 acres of land.

                                                                                                    APPROXIMATE
                                                             PROPERTY                              NET RENTABLE
                                                              STATE/       OWNED          YEAR      SQUARE FEET
PROPERTY NAME                  PROPERTY LOCATION             COUNTRY       SINCE          BUILT    (IN THOUSANDS)    ACREAGE
-------------                  -----------------             -------       -----          -----    --------------    -------
Ahwatukee (6)(8)                Phoenix                         AZ         1998            1998            70          4.1
Airpark                         Scottsdale                      AZ         1997            1997            49          1.3
Arrowhead (6)(8)                Phoenix                         AZ         1997            1997            67          3.2
Chandler                        Chandler                        AZ         1986            1986            71          4.0
Colonade (2)(8)                 Phoenix                         AZ         1998            1997            30          2.7
Dobson Ranch                    Mesa                            AZ         1996            1978            58          4.2
Mesa                            Mesa                            AZ         1987            1985            99          4.8
Mill Avenue (8)                 Tempe                           AZ         1999            1998            30          0.6
Phoenix                         Phoenix                         AZ         1985            1984            78          2.7
Phoenix East                    Phoenix                         AZ         1987            1984            66          2.0
Scottsdale                      Scottsdale                      AZ         1985         1976/85            47          3.0
Scottsdale North                Scottsdale                      AZ      1985/87            1985           112          4.1
Shea                            Scottsdale                      AZ         1997            1996            43          1.3
Speedway (8)                    Tucson                          AZ         1998            1998            71          3.0
Tempe                           Tempe                           AZ         1984            1976            54          3.0

                                                                                                    APPROXIMATE
                                                             PROPERTY                              NET RENTABLE
                                                              STATE/       OWNED          YEAR      SQUARE FEET
PROPERTY NAME                  PROPERTY LOCATION             COUNTRY       SINCE          BUILT    (IN THOUSANDS)    ACREAGE
-------------                  -----------------             -------       -----          -----    --------------    -------
Union Hills (8)                 Phoenix                         AZ         1998            1998            65          3.8
Val Vista (6)(8)                Gilbert                         AZ         1999            1999            52          5.5
Warner (1)                      Mesa                            AZ         1995            1985            61          3.1
Alicia Parkway (8)              Laguna Hills                    CA         1998            1991           100          4.5
Aliso Viejo                     Aliso Viejo                     CA         1996            1996            86          3.5
Bloomington                     Bloomington                     CA         1997            1983            50          2.8
Blossom Valley (6)(8)           San Jose                        CA         1998            1998            64          1.4
Castro Valley                   Castro Valley                   CA         1996            1975            50          2.3
Colton                          Colton                          CA         1985            1984            73          3.8
Costa Mesa (8)                  Costa Mesa                      CA         1999            1998            40          1.5
Culver City                     Los Angeles                     CA         1988            1989            77          1.4
Daly City                       Daly City                       CA         1995            1989            96          5.2
El Cajon                        El Cajon                        CA         1986            1977           129          6.0
El Cerrito                      Richmond                        CA         1986            1987            62          1.5
Fontana Sierra                  Fontana                         CA         1987         1980/85            85          3.6
Hayward/Union City (3)          Hayward                         CA         1985            1985            90          5.7
Huntington Beach                Huntington Beach                CA         1988            1986            99          3.3
Kearney-Balboa                  San Diego                       CA         1986            1984            90          2.3
La Habra                        La Habra                        CA         1986         1979/91            95          7.1
Martinez (1)                    Martinez                        CA         1995            1987            56          3.0
Mountain View                   Mountain View                   CA         1987            1986            28          0.7
Newark                          Newark                          CA         1996            1991            61          3.1
Ontario                         Ontario                         CA         1996            1984            57          2.1
Orange                          Orange                          CA         1996            1985            89          2.8
Palo Alto                       Palo Alto                       CA         1986            1987            48          1.4
Pinole (1)                      Pinole                          CA         1995            1988            37          2.5
S. San Francisco                San Francisco                   CA         1987            1985            56          2.1
Sacramento                      Sacramento                      CA         1996            1991            53          2.6
San Leandro                     San Leandro                     CA         1996            1991            59          2.7
San Lorenzo                     San Lorenzo                     CA         1996            1990            54          1.9
Santa Ana                       Santa Ana                       CA         1986         1975/86           167          8.1
Solana Beach (2)                Solana Beach                    CA         1987            1984            87          4.5
Sunnyvale                       Sunnyvale                       CA         1986         1974/75           101          6.5
Tracy                           Tracy                           CA         1996            1986            70          3.0
Van Ness(8)                     San Francisco                   CA         1999         1934/99            84          1.6
Walnut                          Walnut                          CA         1996            1986            97          3.6
Westwood                        Santa Monica                    CA         1986            1988            64          0.3
Lakewood                        Golden                          CO         1986            1985            67          2.7
Northglenn                      Northglenn                      CO         1987            1979            75          5.5
Tamarac                         Denver                          CO         1984            1977            25          1.9
Thornton                        Denver                          CO         1984            1984            41          2.4
Windermere                      Littleton                       CO         1984         1977/79            80          5.3
Blue Heron                      West Palm Beach                 FL         1987            1975           167         11.8
Brandon (1)(8)                  Brandon                         FL         1999            1999            69          9.5

                                                                                                    APPROXIMATE
                                                             PROPERTY                              NET RENTABLE
                                                              STATE/       OWNED          YEAR      SQUARE FEET
PROPERTY NAME                  PROPERTY LOCATION             COUNTRY       SINCE          BUILT    (IN THOUSANDS)    ACREAGE
-------------                  -----------------             -------       -----          -----    --------------    -------
Carrollwood (1)(8)              Tampa                           FL         1999            1999            62          2.1
Davie (1)                       Davie                           FL         1996            1990            76          5.5
Daytona Beach (1)(8)            Daytona Beach                   FL         1999            1999            74          7.2
Delray Beach                    Delray Beach                    FL         1996            1986            77          4.5
Eau Galllie (1)(8)              Melbourne                       FL         1999            1999            59          3.7
Hyde Park (1)(8)                Tampa                           FL         1999            1999            62          2.5
Lauderhill                      Lauderhill                      FL         1997            1986            62          4.0
Maitland (1)                    Orlando                         FL         1997            1997            78          8.7
Margate                         Margate                         FL         1996            1984            75          4.0
Military Trail                  West Palm Beach                 FL         1987            1981           124          9.4
Oakland Park                    Ft. Lauderdale                  FL         1985         1974/78           290         13.4
Ormond Beach (1)(8)             Ormond Beach                    FL         1999            1999            60          6.8
Oviedo (1)                      Orlando                         FL         1997            1997            65          9.0
Red Bug (1)(8)                  Seminole County                 FL         1997            1997            75          4.3
S. Semoran (1)(8)               Orlando                         FL         1997            1997            68          5.2
Seminole                        Seminole                        FL         1986         1984/85            61          2.7
South Orange (1)                Orlando                         FL         1997            1997            71          5.0
Vineland (1)(8)                 Orlando                         FL         1999            1998            48          3.3
West Town (1)(8)                Altamonte Springs               FL         1998            1998            50          2.8
Ansley Park                     Atlanta                         GA         1995            1991            69          1.4
Brookhaven                      Atlanta                         GA         1995            1992            66          2.0
Clairemont                      Atlanta                         GA         1996            1990            41          1.1
Decatur                         Atlanta                         GA         1995            1992            65          2.5
Forest Park                     Forest Park                     GA         1996            1980            65          7.9
Gwinnett                        Lawrenceville                   GA         1996            1996            71          4.4
Jones Bridge (6)(8)             Atlanta                         GA         1997            1997            75          5.3
Lawrenceville (6)(8)            Lawrenceville                   GA         1997            1997            74          3.4
Morgan Falls                    Dunwoody                        GA         1996            1990            76          3.7
Norcross                        Norcross                        GA         1996            1984            62          9.3
Peachtree                       Duluth                          GA         1997            1996           100          6.2
Perimeter                       Atlanta                         GA         1996            1996            72          3.3
Roswell                         Roswell                         GA         1986            1986            57          3.8
Sandy Plains (6)(8)             Marietta                        GA         1998            1998            68          6.9
Satellite Blvd.                 Duluth                          GA         1997            1994            75          5.2
Stone Mountain                  Stone Mountain                  GA         1996            1985            61         10.1
Tucker                          Tucker                          GA         1996            1987            60          4.6
Alsip                           Alsip                           IL         1982            1980            79          4.6
Bolingbrook                     Bolingbrook                     IL         1997            1997            68          1.5
Bridgeview                      Bridgeview                      IL         1985            1983            75          4.1
Country Club Hills (6)(8)       Country Club Hills              IL         1999            1999            74          4.9
Dolton                          Calumet City                    IL         1982            1979            79          3.0
Fox Valley (6)(8)               Chicago                         IL         1998            1998            71          4.6
Hillside                        Hillside                        IL         1988            1988            66          5.3
Lisle                           Lisle                           IL         1986         1976/86            53          3.4

                                                                                                    APPROXIMATE
                                                             PROPERTY                              NET RENTABLE
                                                              STATE/       OWNED          YEAR      SQUARE FEET
PROPERTY NAME                  PROPERTY LOCATION             COUNTRY       SINCE          BUILT    (IN THOUSANDS)    ACREAGE
-------------                  -----------------             -------       -----          -----    --------------    -------
Lombard                         Lombard                         IL         1982            1980            53          3.1
Oak Forest                      Orland Park                     IL         1995            1991            87          3.9
Rolling Meadows                 Rolling Meadows                 IL         1982            1980            71          4.5
Schaumburg                      Schaumburg                      IL         1982            1980            71          4.3
Schaumburg South (6)(8)         Schaumburg                      IL         1999            1999            72          5.2
Willowbrook                     Willowbrook                     IL         1986         1979/82            44          3.3
Allisonville                    Indianapolis                    IN         1997            1987            90          7.4
Carmel                          Carmel                          IN         1996            1996            61          4.3
Castleton (8)                   Indianapolis                    IN         1998            1988            48          3.6
College Park                    Indianapolis                    IN         1986            1984            68          6.0
County Line (2)(6)(8)           SouthPort                       IN         1998            1998            72          4.5
Eaglecreek (6)(8)               Indianapolis                    IN         1998            1998            73          5.1
East Washington (8)             Indianapolis                    IN         1999            1999            69          4.7
Georgetown                      Indianapolis                    IN         1996            1996            72          4.2
Glendale                        Indianapolis                    IN         1986            1985            60          5.6
Annapolis  (2)(6)(8)            Annapolis                       MD         1998            1998            69          3.2
Briggs Chaney                   Silver Spring                   MD         1994            1987            28          2.0
Clinton                         Clinton                         MD         1986            1985            30          2.0
Crofton                         Gambrills                       MD         1988            1985            40          2.1
Frederick                       Frederick                       MD         1994            1987            32          1.7
Gaithersburg                    Gaithersburg                    MD         1994            1986            77          5.4
Germantown                      Germantown                      MD         1994            1988            45          1.9
Laurel                          Laurel                          MD         1988            1984            30          2.0
Oxon Hill                       Ft. Washington                  MD         1994            1987            28          1.3
Suitland                        Suitland                        MD         1987            1985            45          2.7
Ann Arbor                       Ann Arbor                       MI         1988            1977            62          3.9
Canton                          Canton                          MI         1988            1986            56          3.3
Clinton Township (6)(8)         Clinton Township                MI         1999            1999            70          5.0
Flint East                      Flint                           MI         1997            1977            45          2.7
Fraser                          Fraser                          MI         1988            1985            73          5.2
Grand Rapids                    Grand Rapids                    MI         1983            1978            45          3.2
Jackson                         Jackson                         MI         1997            1978            49          3.1
Kalamazoo                       Kalamazoo                       MI         1980            1980            41          3.0
Lansing                         Lansing                         MI         1983         1978/79            40          2.5
Livonia                         Livonia                         MI         1988            1985            67          4.8
Madison Heights                 Detroit                         MI         1995            1977            66          4.1
Plymouth                        Canton Township                 MI         1985            1979            62          5.3
Rochester                       Utica                           MI         1996            1989            57          4.8
Saginaw                         Saginaw                         MI         1997            1978            57          3.1
Southfield                      Southfield                      MI         1983            1976            76          4.3
Sterling Heights                Sterling Heights                MI         1996            1986           105          8.9
Taylor                          Taylor                          MI         1995            1980            83          4.2
Troy East                       Troy                            MI         1981         1975/77            81          4.8
Troy West                       Troy                            MI         1983            1979            88          5.2

                                                                                                    APPROXIMATE
                                                             PROPERTY                              NET RENTABLE
                                                              STATE/       OWNED          YEAR      SQUARE FEET
PROPERTY NAME                  PROPERTY LOCATION             COUNTRY       SINCE          BUILT    (IN THOUSANDS)    ACREAGE
-------------                  -----------------             -------       -----          -----    --------------    -------
Walled Lake                     Walled Lake                     MI      1985/89            1984            69          4.3
Warren                          Warren                          MI         1988            1985            68          4.6
SouthHaven (1)(8)               Memphis                         MS         1998            1998            43          7.7
Capital Blvd.                   Raleigh                         NC         1994            1984            34          2.1
Cary                            Cary                            NC         1994            1984            58          4.7
Creedmoor (6)(8)                Raleigh                         NC         1997            1997            72          5.1
Garner                          Garner                          NC         1994            1987            28          3.1
Glenwood                        Raleigh                         NC         1994            1983            31          1.9
Morrisville                     Morrisville                     NC         1994            1988            40          3.3
Old Bridge                      Matawan                         NJ         1987            1987            77          6.1
Commack(8)                      Huntington                      NY         1999            1999            80          5.2
Gold                            Brooklyn                        NY         1986            1940           102          0.4
Melville (6)(8)                 Long Island                     NY         1998            1998            74          7.4
Northern (2)                    Long Island City                NY         1987            1940            76          1.9
Utica                           Brooklyn                        NY         1986            1964            75          1.1
Van Dam                         Long Island City                NY         1986            1925            56          0.5
Yonkers                         Yonkers                         NY         1986            1928           100          1.6
16th and Sandy (1)              Portland                        OR         1995            1973            26          0.5
Allen Blvd.                     Beaverton                       OR         1996            1973            42          2.6
Barbur Boulevard                Portland                        OR         1995            1993            67          2.8
Beaverton                       Beaverton                       OR         1985            1974            25          2.0
Denny Road                      Beaverton                       OR         1989            1988            65          6.2
Division (1)                    Portland                        OR         1996            1992            47          2.0
Gresham                         Portland                        OR         1996            1996            64          4.4
Hillsboro                       Portland                        OR         1996            1996            65          8.9
King City                       Tigard                          OR         1987            1986            83          4.9
Liberty Road                    Salem                           OR         1995            1993            54          4.4
Milwaukie (1)                   Milwaukie                       OR         1996            1990            62          3.3
Oregon City                     Portland                        OR         1995            1992            57          3.2
Portland                        Portland                        OR         1988            1988            49          2.1
Salem                           Salem                           OR         1983         1979/81            67          3.8
Airport                         Philadelphia                    PA         1986            1985            96          6.7
Edgemont                        Philadelphia                    PA         1995            1992            64          5.5
Painter's Crossing (6)(8)       Philadelphia                    PA         1998            1998            49          3.3
West Chester (2)                West Chester                    PA         1986            1980            84          7.0
Franklin (1)                    Nashville                       TN         1995            1995            55          3.3
Hermitage (1)                   Nashville                       TN         1995            1995            65          2.8
Hickory Hollow (1)              Nashville                       TN         1997            1997            46          2.5
Medical Center (1)              Nashville                       TN         1994            1995            60          2.3
Rivergate (1)                   Nashville                       TN         1996            1996            46          4.7
Stones River (1)(8)             Murfeesboro                     TN         1998            1998            39          3.3
Sycamore (1)(8)                 Memphis                         TN         1998         1984/88            45          3.1
Winchester (1)(8)               Memphis                         TN         1998            1988            65          8.9
Wolfchase (1)(8)                Memphis                         TN         1997            1997            39          1.8

                                                                                                    APPROXIMATE
                                                             PROPERTY                              NET RENTABLE
                                                              STATE/       OWNED          YEAR      SQUARE FEET
PROPERTY NAME                  PROPERTY LOCATION             COUNTRY       SINCE          BUILT    (IN THOUSANDS)    ACREAGE
-------------                  -----------------             -------       -----          -----    --------------    -------
Arlington/Forum 303             Arlington                       TX         1986            1984            57          2.7
Bandera Road                    San Antonio                     TX         1988            1981            75          3.6
Bedford                         Bedford                         TX         1985            1984            69          2.7
Bee Caves Road (6)(8)           Austin                          TX         1999            1999            68         11.0
Beltline Road                   Irving                          TX         1989         1985/86            68          6.3
Blanco Road                     San Antonio                     TX         1988         1989/91            66          3.6
Champions (6)(8)                Houston                         TX         1998            1998            65          3.7
Cinco Ranch (8)                 Houston                         TX         1999            1998            57          3.0
Cityplace (6)(8)                Dallas                          TX         1999            1999            60          2.8
East Lamar                      Arlington                       TX         1996            1996            43          3.0
Federal                         Houston                         TX         1988            1988            55          3.4
Fredicksburg                    San Antonio                     TX         1987         1978/82            82          4.5
Georgetown                      Austin                          TX         1997            1996            58          4.1
Greenville (6)(8)               Dallas                          TX         1998            1998            61          2.8
Henderson Street (6)(8)         Fort Worth                      TX         1999            1999            66          0.9
Henderson Pass(8)               San Antonio                     TX         1998            1995            46          2.5
Highway 78 (8)                  San Antonio                     TX         1998            1997            55          4.4
Hill Country Village            San Antonio                     TX         1985            1982            79          4.0
Hillcroft (2)                   Houston                         TX         1991            1988            59          3.4
Hurst                           Hurst                           TX         1987            1974            67          4.7
Imperial Valley                 Houston                         TX         1988            1987            54          3.1
Irving/MacArthur Blvd. (3)      Irving                          TX         1985         1975/84           141         11.4
Kingwood                        Kingwood                        TX         1988            1988            54          3.3
Lewisville                      Dallas                          TX         1997            1997            62          4.0
McArthur Crossing               Irving                          TX         1996            1996            65          4.1
Medical Center                  Houston                         TX         1989            1989            57          2.6
Mission Bend                    Houston                         TX         1995            1995            69          4.1
Nacodoches (8)                  San Antonio                     TX         1998            1996            39          2.5
North Austin                    Austin                          TX         1986            1982            67          5.9
Oak Farm Dairy (6)(8)           Houston                         TX         1999            1999            65          1.8
Oak Hill (8)                    Austin                          TX         1999            1999            65          2.9
Park Cities East                Dallas                          TX         1995            1995            68          4.3
Parker Road                     Dallas                          TX         1995            1995            65          3.5
Preston Road                    Dallas                          TX         1997            1997            62          3.2
Quarry (8)                      San Antonio                     TX         1999            1999            66          1.4
River Oaks (1)                  Houston                         TX         1996            1989            67          2.4
Round Rock                      Austin                          TX         1997            1995            55          3.6
San Antonio NE                  San Antonio                     TX         1985            1982            74          3.6
Slaughter Lane                  Austin                          TX         1997            1994            76          4.6
South Cooper                    Arlington                       TX         1996            1996            66          3.7
Southlake (6)(8)                Dallas                          TX         1998            1998            66          4.6
Sugarland                       Sugarland                       TX         1988            1987            55          3.0
T.C. Jester                     Houston                         TX         1996            1990            64          2.8
Thousand Oaks                   San Antonio                     TX         1986            1987            53          2.9

                                                                                                    APPROXIMATE
                                                             PROPERTY                              NET RENTABLE
                                                              STATE/       OWNED          YEAR      SQUARE FEET
PROPERTY NAME                  PROPERTY LOCATION             COUNTRY       SINCE          BUILT    (IN THOUSANDS)    ACREAGE
-------------                  -----------------             -------       -----          -----    --------------    -------
Universal City (1)              San Antonio                     TX         1995            1985            82          5.1
Valley Ranch                    Coppell                         TX         1997            1995            94          5.1
West U                          Houston                         TX         1989            1988            60          1.8
Westheimer                      Houston                         TX         1986            1977            73          3.7
Windcrest                       San Antonio                     TX         1996            1975            87          6.3
Woodforest                      Houston                         TX         1996            1996            54          6.2
Woodlands                       Houston                         TX         1988            1988            64          3.8
Bayside                         Virginia Beach                  VA         1988            1984            28          1.7
Burke                           Fairfax                         VA         1996            1984            32          1.7
Cascades (6)(8)                 Sterling                        VA         1998            1998            63          7.7
Cedar Road                      Chesapeake                      VA         1994            1989            36          2.1
Charlottesville                 Charlottesville                 VA         1994            1984            32          2.1
Chesapeake                      Chesapeake                      VA         1996            1986            58          5.2
Crater Road                     Petersburg                      VA         1994            1987            36          3.8
Dale City                       Dale City                       VA         1994            1986            31          1.6
Fairfax                         Fairfax                         VA         1986            1980            62          5.6
Falls Church                    Falls Church                    VA         1987            1988            93          1.5
Gainesville                     Gainesville                     VA         1994            1988            31          2.0
Herndon                         Herndon                         VA         1988            1985            39          3.0
Holland Road                    Virginia Beach                  VA         1994            1985            34          3.9
Jeff Davis Hwy                  Richmond                        VA         1994            1990            35          5.2
Kempsville                      Virginia Beach                  VA         1989            1985            33          2.0
Laskin Road                     Virginia Beach                  VA         1994            1984            39          2.5
Leesburg                        Leesburg                        VA         1996            1986            28          1.6
Manassas E. & W. (3)            Manassas                        VA         1988            1984            69          3.5
McLean (2)                      McLean                          VA         1997            1997            38          4.2
Merrifield (6)(8)               Fairfax                         VA         1999            1999            73          4.7
Midlothian Turnpike             Richmond                        VA         1996            1984            44          2.9
Newport News North              Newport News                    VA         1996            1986            59          3.8
Newport News. S                 Newport News                    VA      1985/92            1985            59          3.9
North Richmond                  Richmond                        VA         1988            1984            37          2.6
Old Towne (8)                   Alexandria                      VA         1999            1999            77          0.9
Potomac Mills (6)(8)            Potomac Mills                   VA         1997            1997            69          3.8
Princess Anne Road              Virginia Beach                  VA         1994            1985            40          2.2
S. Military Highway             Virginia Beach                  VA         1996            1984            48          2.7
Temple Avenue                   Petersburg                      VA         1994            1989            34          4.0
Virginia Beach                  Virginia Beach                  VA         1989            1985            65          2.3
Auburn                          Auburn                          WA         1996            1996            62          7.3
Bellefield                      Bellevue                        WA         1996            1978            65          2.9
Bellevue East & West (3)        Bellevue                        WA         1984            1975           165         10.8
Bellingham                      Bellingham                      WA         1981            1981            74          5.7
Bremerton                       Bremerton                       WA         1997            1976            41          2.5
Burien                          Seattle                         WA         1985            1974            92          5.3
Burien II                       Seattle                         WA         1985            1979            60          3.0

                                                                                                    APPROXIMATE
                                                             PROPERTY                              NET RENTABLE
                                                              STATE/       OWNED          YEAR      SQUARE FEET
PROPERTY NAME                  PROPERTY LOCATION             COUNTRY       SINCE          BUILT    (IN THOUSANDS)    ACREAGE
-------------                  -----------------             -------       -----          -----    --------------    -------
Canyon Park JV (1)              Bothell                         WA         1996            1990            58          4.4
Canyon Rd.                      Puyallup                        WA         1996            1986            28          1.7
Capitol Hill (1)                Seattle                         WA         1987            1988            71          0.7
E. Bremerton                    Bremerton                       WA         1996            1985            66          3.1
East Lynnwood                   Lynnwood                        WA         1986            1978            80          3.8
Edmonds                         Edmonds                         WA         1984         1974/75           121          6.5
Everett                         Everett                         WA         1981            1978            63          4.2
Factoria                        Bellevue                        WA         1984            1984            57          3.8
Factoria Square                 Bellevue                        WA         1996            1989            70          1.9
Federal Way                     Federal Way                     WA         1984            1975           134          5.7
Fife (4)                        Tacoma                          WA         1984            1977            63          3.9
Gig Harbor (8)                  Gig Harbor                      WA         1999            1980            35          2.7
Hazel Dell (1)                  Vancouver                       WA         1996            1989            56          3.4
Highland Hill                   Tacoma                          WA         1981            1982            60          3.9
Issaquah                        Issaquah                        WA         1985            1986            56          4.7
Kennydale                       Renton                          WA         1996            1991            57          2.8
Kent                            Kent                            WA         1997            1977            44          2.5
Lacey                           Olympia                         WA         1997            1977            25          1.4
Lake Union (7)(8)               Seattle                         WA         1998            1998            68          2.1
Lakewood 512 (4)                Tacoma                          WA     87/88/91         1979/81           130         12.2
Lynnwood                        Lynnwood                        WA         1997            1979            54          4.0
Mill Creek (6)(8)               Everett                         WA         1998            1998            68          3.1
North Spokane                   Spokane                         WA         1984            1976            78          4.1
Parkland                        Tacoma                          WA         1997            1980            52          4.2
Pier 57 (6)(8)                  Seattle                         WA         1986            1912            59          0.3
Pt. Orchard                     Pt. Orchard                     WA         1997            1991            46          3.0
Redmond (6)(8)                  Redmond                         WA         1998            1998            52          3.0
Renton                          Renton                          WA         1984         1979/89            80          4.5
Salmon Creek                    Vancouver                       WA         1997            1997            68          2.6
Sammamish (6)(8)                Redmond                         WA         1998            1998            76          5.0
Shoreline/Aurora N. (3)         Seattle                         WA         1986            1978           136          6.1
Smokey Point                    Arlington                       WA         1987         1984/87            35          2.2
South Center                    Renton                          WA         1985            1979            68          4.1
South Hill                      Seattle                         WA         1995            1980            45          2.8
South Tacoma                    Tacoma                          WA         1987            1975            46          3.1
Spokane                         Spokane                         WA         1997            1976            49          2.6
Sprague (1)                     Tacoma                          WA         1996         1950/89            52          2.8
Totem Lake                      Kirkland                        WA         1984            1978            61          2.6
Vancouver Mall                  Vancouver                       WA         1980            1982            46          3.3
West Olympia                    Olympia                         WA         1997            1978            30          2.2
West Seattle                    Seattle                         WA         1997            1997            66          3.4
Whitecenter                     Seattle                         WA         1980            1981            48          3.4
Woodinville                     Woodinville                     WA         1984         1982/84            70          3.5
Interbay                        Seattle                         WA         1987            1988            84          0.4

                                                                                                    APPROXIMATE
                                                             PROPERTY                              NET RENTABLE
                                                              STATE/       OWNED          YEAR      SQUARE FEET
PROPERTY NAME                  PROPERTY LOCATION             COUNTRY       SINCE          BUILT    (IN THOUSANDS)    ACREAGE
-------------                  -----------------             -------       -----          -----    --------------    -------
Lake City(1)                        Seattle                     WA          1995          1987           51             1.1
Aartselaar(5)                       Brussels                 Belgium        1997          1997           76             1.7
Forest(5)                           Brussels                 Belgium        1995          1995           49             0.4
Machalein(5)                        Brussels                 Belgium        1997          1997           65             1.5
Molenbeek(5)                        Brussels                 Belgium        1995          1995           34             0.5
Waterloo(5)                         Brussels                 Belgium        1995          1995           86             3.5
Zaventem(5)                         Brussels                 Belgium        1996          1996           75             3.0
Leuven(5)                           Brussels                 Belgium        1998          1998           63             1.7
Overijse(5)                         Brussels                 Belgium        1998          1998           49             1.4
Ghent(5)                            Brussels                 Belgium        1998          1998           72             1.7
Kortrijk(5)                         Brussels                 Belgium        1999          1999           63             1.5
Brugge(5)                           Brussels                 Belgium        1999          1999           74             1.7
Montrouge(5)                         Paris                   France         1997          1996           59             1.4
Nice(5)                              Nice                    France         1997          1991           42             1.0
Varlin(5)                            Paris                   France         1997          1997           23             0.5
Pontault-Combault(5)                 Paris                   France         1999          1999           54             1.2
Den Haag(5)                         Den Haag               Netherlands      1999          1999           61             1.4
Jacobsberg(5)                      Stockholm                 Sweden         1998          1998           60             2.6
Kungens Kurva(5)                   Stockholm                 Sweden         1998          1998           72             6.8
Taby(5)                            Stockholm                 Sweden         1998          1998           60             2.5
Rissne(5)                          Stockholm                 Sweden         1998          1998           67             2.3
Sodermalm(5)                       Stockholm                 Sweden         1999          1999           26             0.6
Handen(5)                          Stockholm                 Sweden         1999          1999           65             1.5
Solna(5)                           Stockholm                 Sweden         1999          1999           69             1.6
Molndal(5)                         Gothenburg                Sweden         1999          1999           65             1.5
Uppsala(5)                         Stockholm                 Sweden         1999          1999           63             1.5
Croydon(5)                           London                    UK           1999          1999           67             1.5
Norbury(5)                           London                    UK           1999          1999           45             1.0
Hayes(5)                             London                    UK           1999          1999           67             1.5
===========================================================================================================================
                                                                                          Total        22,586         1,295
===========================================================================================================================

-------------
(1)     We own between 50-90% of these properties.
(2) We do not have fee title, but have a long-term lease, with respect to the land on which this property is located.
(3)     These properties are now operated as one property.
(4)     Property is a business park.
(5)     We own a 7.57% interest in this unconsolidated property
(6)     We own a 10% interest in this consolidated property.
(7) Does not include 51,000 in square feet currently used for corporate office and future expansion space.
(8) This property is included in our New Store operating results. All other domestic properties are included in our Same Store operating results. (See Note M)

        The following table sets forth information by state regarding weighted average occupancy and weighted average rent per square foot for the domestic self storage properties owned by the Company for the years ended December 31, 1999, 1998 and 1997.


                             % OF 1999    AVERAGE OCCUPANCY          AVERAGE RENT PER SQUARE FOOT
                             ---------    -----------------          ----------------------------
STATE                         REVENUE   1999    1998     1997        1999         1998        1997
-----                         -------   ----    ----     ----        ----         -----       -----
Arizona                           5%      76%     77%      78%       $9.45        $9.38       $9.19

California                       15       89      91       89        11.63        10.97       10.38

Florida                           7       78      83       85        10.09         9.80        9.00

Georgia                           5       74      75       83        10.07         9.87       10.07

Illinois                          4       84      85       90        10.12         9.60        9.25

Michigan                          6       86      89       89         8.72         8.23        7.88

New York                          4       83      88       88        18.99        18.35       17.25

Oregon                            4       85      84       81         9.29         9.19        8.81

Texas                            13       82      84       81         9.11         8.69        8.27

Virginia                          9       81      84       87        11.24        10.60        9.75

Washington                       17       84      87       90        10.39         9.90        8.87

Other                            11       78      78       77         9.79         9.72        9.40
                                ---       --      --       --        -----        -----       -----

Weighted Average                100%      82%     84%      86%      $10.30        $9.90       $9.37


        The following table sets forth information for all domestic properties owned by the Company regarding weighted average occupancy and weighted average rent per square foot for the years ended December 31, 1999 through December 31, 1995.

                                              1999      1998      1997       1996      1995
                                            ------     -----     -----      -----     -----
Weighted average occupancy (1)                  82%       84%       86%        87%       88%
Weighted average rent per square foot       $10.30     $9.90     $9.37      $9.23     $8.84

        (1) As a result of expanding our development activity during this five year period, average occupancies are adversely effected as development properties got through rent up.

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

        No matters were submitted to a vote of shareholders during the fourth quarter of 1999.


                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        The Company's common stock is traded on the NYSE under the symbol "SHU." As of February 25, 2000 there were 21,283 holders of record of our common stock and the reported NYSE closing price per share of common stock was $23.06.

        The table below sets forth for the fiscal periods indicated the high and low closing prices per share of Common Stock as reported in published financial sources, and distributions declared.


                                                      PRICE PER SHARE OF
                                                         COMMON STOCK
                                                     --------------------       DISTRIBUTIONS
                                                      HIGH           LOW          DECLARED(1)
                                                     ------        ------       -------------
1999
  Fourth Quarter.................................    $24.69        $20.94           $.50
  Third Quarter..................................     27.31         24.63            .50
  Second Quarter.................................     27.63         24.88            .50
  First Quarter..................................     25.88         24.00            .50

1998
  Fourth Quarter.................................    $27.25        $24.50           $.49
  Third Quarter..................................     29.38         24.38            .49
  Second Quarter.................................     29.00         27.31            .49
  First Quarter..................................     29.56         27.50            .49

(1) Distributions declared by the Board of Directors based on financial results for the quarter specified.

        Holders of shares of common stock are entitled to receive distributions when declared by our Board of Directors out of any assets legally available for payment. Our bank line of credit limits our dividends to no more than 95% of funds from operations. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations FUNDS FROM OPERATIONS) We are required to distribute annually to our shareholders at least 95% of our "REIT taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income.

        In December 1999, legislation was passed to reduce the taxable income distribution requirements for a REIT from 95% to 90%. This change applies to distributions made beginning in 2001.

ITEM 6 - SELECTED FINANCIAL DATA

        The following selected consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K.

(in thousands, except per share data)

                                                                                    AT OR FOR YEAR
                                                                                    ENDED DEC. 31,
                                                    ----------------------------------------------------------------------------
                                                         1999             1998           1997          1996               1995
                                                    ------------      ----------     ----------     ----------        ----------
OPERATING DATA:
Total revenue                                       $  173,154(1)     $  159,254     $  140,434     $  110,399        $   96,771
Income before cumulative
  effect of a change in
  accounting principle                                  51,771            44,734         42,311         32,785            29,572


Income before accounting change per common share:
  Basic                                                   1.48              1.40           1.40           1.39              1.43
  Diluted                                                 1.48              1.39           1.40           1.39              1.43
Distributions per common share:                           1.99              1.95           1.91           1.41(2)           2.38(3)
BALANCE SHEET DATA:
Total assets                                         1,153,226(1)      1,153,907        955,488        804,483           610,394
Total borrowings                                       434,349(1)        426,026        296,971        272,791           142,840

----------
(1) For 1999, the Company's European operations are no longer being consolidated, but are now reported under the equity method. This reporting change has been made retroactive to January 1999.
(2) Does not include the distribution of $.47 per share declared in January 1997 based on financial results for the quarter ended December 31, 1996. Reflects only three quarterly distributions due to a change in our policy regarding the timing of dividend declaration.
(3) Includes distribution of $.44 per share declared in January 1995 based on financial results for the quarter ended December 31, 1994 as well as the special distribution of $.10 declared in November 1995.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Shurgard Storage Centers, Inc. is a fully integrated, self-administered, self-managed REIT headquartered in Seattle, Washington, specializing in all aspects of the self storage industry. As of December 31, 1999, we operated a network of 382 storage centers and three business parks located throughout the United States and in Europe. Of these properties, we own, directly and through our subsidiaries and joint ventures, 352 operating properties containing approximately 22.6 million net rentable square feet. Of the 352 operating properties, 324 are located in 19 states in the U.S. and 28 are located in Europe. We also manage for third parties, 32 self storage centers and one business park containing approximately 1.9 million net rentable square feet. Self storage properties offer low-cost, easily accessible storage space for personal and business uses.

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

        As part of our focus on providing the highest quality products to our customers, we look for those storage centers that are located in well-populated retail areas. When entering a market, we seek dominant locations within specific three to five mile trade areas. "Dominant locations" refers to highly visible and accessible locations in retail corridors which create customer awareness. Through multiple locations of this kind within a metropolitan area, we establish brand recognition as well as economies of scale in operating our stores. In most markets, we seek to own at least 15 stores in order to realize these efficiencies. To further enhance brand recognition, we strive to achieve a uniform look to our properties. This is accomplished through the use of signage, color schemes, quality of the building and our trademark "lighthouse" office design in new developments.

        During 1999, we acquired 5 and developed 21 new domestic centers directly or through joint ventures. Additionally, our European partners opened 12 developments in Europe during 1999. These developments are located as follows: two in Belgium, one in France, one in the Netherlands, five in Sweden, and three in the United Kingdom. The following discussion of operations provides additional comparative financial information and discussion of each of the areas of growth, including internal or Same Store growth, direct acquisitions, domestic development, European operations, property management operations and other forms of real estate investments. A discussion of capital expenditures, financing transactions and liquidity is also included.

********************************************************************************

        When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO UNCERTAINTIES INCLUDING THE RISK THAT COMPETITION FROM NEW SELF STORAGE FACILITIES OR OTHER STORAGE ALTERNATIVES MAY CAUSE RENT TO DECLINE AND MAY CAUSE OCCUPANCY RATES TO DROP, TAX LAW CHANGES MAY CHANGE THE TAXABILITY OF FUTURE INCOME, INCREASES IN INTEREST RATES MAY INCREASE THE COST OF REFINANCING LONG TERM DEBT, AND WE MAY BE AFFECTED BY LITIGATION OR LEGISLATION RELATING TO LATE FEES. ACTUAL RESULTS MAY DIFFER IF INCREASES IN LABOR, TAXES, MARKETING AND OTHER OPERATING AND CONSTRUCTION EXPENSES OCCUR. Other factors which could affect our financial results are described below and in Item 1 (Business) of this Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

********************************************************************************


INTERNAL GROWTH


SAME STORES

        In 1999, we continued our focus on increasing net operating income from our existing real estate assets. The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of October 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at December 31, 1999 and 1998.

  SAME STORE RESULTS
  (dollars in thousands except average rent)

                                              YEAR ENDED DECEMBER 31,                      YEAR ENDED DECEMBER 31,
                                              -----------------------                      -----------------------
                                                                        %                                               %
                                        1999             1998         CHANGE        1998             1997            CHANGE
                                        ----             ----         ------        ----             ----            ------
Rental revenue                      $   166,291      $   159,451       4.3%     $   146,138      $   139,564           4.7%
Property operating expenses (1)          47,472           46,394       2.3%          41,025           41,329          (0.7)%
                                    -----------      -----------                -----------      -----------
Net operating income                $   118,819      $   113,057       5.1%     $   105,113      $    98,235           7.0%
                                    ===========      ===========                ===========      ===========
Avg. annual rent per sq.ft. (2)     $     10.37      $      9.93       4.4%     $     10.08      $      9.65           4.5%
Avg. sq.ft. occupancy                        86%              86%                        88%              87%
Total net rentable sq.ft             17,300,000       17,300,000                 15,300,000       15,300,000
No. of properties                           264              264                        232              232

 ---------------
(1) Includes all direct property expenses. Does not include any allocation of joint expenses we incurred such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.


        Similar to last year, the business trends in most of our markets continue to be positive. This is a direct reflection of the strength of the demand in most of our trade areas and the quality of our stores and our people. During 1999, we experienced increased competition in several of our markets where competitors have opened in the vicinity of some of our stores. Markets impacted by this increased competition include Atlanta, Houston, and South Florida. We believe that the quality of our storage centers as well as our geographic diversity helps mitigate the impact of competition in individual markets. Market conditions in central Florida, Indiana, Tennessee and Virginia contributed to above average revenue and net operating income increases.

        Various programs are utilized to obtain and keep storage customers and thus maximize property revenue. Providing the best customer service requires exceptional employees and on-going customer service and sales training. Personnel are trained in all aspects of storage operations from operating the computer system and renting a unit to analyzing demand and pricing strategies. These training and personnel programs are continually evaluated and improved upon to help in the retention and recruitment of store level employees. Since 1997, we have been faced with increased challenges in recruiting store level employees. We responded by improving our benefits and compensation programs in order to attract and retain quality store managers. As a result, our turnover and retention rates improved 15.4% in 1998 over 1997 and 16.8% in 1999 over 1998. We are seeing continuing tight labor markets, which may in turn affect future labor costs.

        Net operating income has risen over the last three years due to increases in revenue, which are a function of changes in rental rates and occupancy. While the storage business is seasonal, spring and summer being peak occupancy periods, the cycle is annual and the annual revenue trend from 1997 to 1999 reflects general market changes. Revenue gains from 1998 to 1999 resulted entirely from rental rate increases, while gains from 1997 to 1998 resulted primarily from rate increases with slight occupancy improvements.

        Over the past two years the storage and other industries have been involved in lawsuits challenging their late fees policies. Shurgard is currently not a party to any such late fee litigation. However, we have reevaluated our late fee structures in each state and plan, where appropriate, to reduce the late fees charged to customers. We anticipate that this will decrease late fee revenue by approximately $1.1-$1.75 million annually. The actual result of the adjustment in late fees may differ materially based on outcomes of litigation and changes in state law. We cannot accurately project the net effect of the late fee policy change as the late fee revenue reduction may be offset by more aggressive collection efforts by managers or may impact customer behaviors such that more customers become delinquent.

        Direct operating expenses were up 2.3% in 1999 as compared to 1998 due to several factors. Declines in personnel costs, which include decreased workers compensation costs and lower on-site employee bonuses, were offset by increases in real estate taxes, costs of retail goods, and repair and maintenance expenditures. For 1998, direct operating expenses were slightly down as compared to 1997. Increases in personnel costs were offset by decreases in repairs and maintenance due to lower weather related expenditures in 1998 when compared to 1997. Additionally, property insurance for 1998 was slightly down due to improved rates and market conditions.

        In the first quarter of 2000, we plan to begin implementation of several new sales initiatives. These initiatives involve the roll out of an enhanced e-commerce program to allow on line sales of all of our products and services. Other sales initiatives expected to be implemented beginning in the first quarter of 2000 include the expansion of our commercial accounts, the telemarketing sales force and the direct sales force. Additionally, we plan to expand our strategic alliance with The Automobile Association of America (AAA) and pursue other additional strategic alliances. These new sale initiatives are expected to result in increased direct operating costs, beginning in 2000, that will be higher than we have experienced in prior years. However, we anticipate these higher expenses will be offset by revenue growth beginning in the second and third quarters of 2000.

        The above statements regarding implementation and expected impact of our sales initiatives on our revenues and expenses constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. These forward-looking statements are based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the forward-looking statements. The risks and uncertainties that may cause these forward-looking statements to prove to be incorrect include the risks that the sales initiatives will not be successful and that the Company's expenses or revenues may be affected by other factors, such as the risk that competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, and the risk that the Company may experience increases in labor, taxes, marketing and other operating and construction expenses.


NEW STORES

        Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired as of January 1 the previous year as well as domestic developed properties that have not been operating a full two years as of October 1 of the current year. The following table summarizes New Store operating performance as defined at December 31, 1999, and 1998.

NEW STORE RESULTS

(dollars in thousands)

                                        YEAR ENDED               YEAR ENDED
                                        DECEMBER 31,            DECEMBER 31,
                                    -------------------     -------------------
                                     1999        1998        1998         1997
                                    -------     -------     -------     -------
Rental revenue                      $17,833     $ 6,106     $21,579     $ 7,193
Property operating expenses(1)        7,878       2,896       9,167       3,430
                                    -------     -------     -------     -------
Net operating income                $ 9,955     $ 3,210     $12,412     $ 3,763
                                    =======     =======     =======     =======
No. of properties                        65          65          69          69
No. of property months(2)               561         241         667         245

-------
(1) Includes all direct property expenses. Does not include any allocation of joint expenses we incurred such as off-site management personnel.
(2) Represents the sum of the number of months we operated each property during the year.

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

RESULTS OF 1999 ACQUISITIONS
(dollars in thousands except average rent)                        YEAR ENDED
                                                                 DEC. 31, 1999
                                                                 -------------
Rental revenue                                                      $    774
Property operating expenses(1)                                           263
                                                                    --------
Net operating income                                                $    511
                                                                    ========
Avg. annual rent per sq.ft.(2)                                      $  10.36
Avg. sq.ft. occupancy                                                     80%
Total net rentable sq.ft                                             209,000
Number of properties                                                       5
Number of property-months(3)                                              25
Purchase price                                                      $ 13,251

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

        During 1999, we purchased five storage centers totaling 209,000 net rentable square feet for a total cost of $13.3 million (including the cost associated with the related non-competition agreements). These properties are located in Arizona, California, Florida, Texas and Washington. The 2000 projected yield on these properties is 11%-12% (calculated as projected 2000 net operating income divided by purchase price). These projections are based on numerous assumptions and actual results may vary due to the factors discussed in the OVERVIEW. For a discussion of purchases of partnership units, see INVESTING TRANSACTIONS.

        Additionally, we have entered into an agreement with a California developer under which it will purchase sites in Southern California and construct storage centers on them according to our specifications. Upon completion of the rent up period, the storage centers are purchased by a joint venture in which we owned 77.3% as of December 31, 1999. Prior to such purchase, we have no ownership in the properties and as such, they are not included in any discussions of operating results under INTERNAL GROWTH. The developer's interest in the newly formed corporation will be based upon a predetermined formula and the current value of each property at the time of purchase. During the fourth quarter of 1999, the joint venture purchased one of the completed storage centers for $3.1 million. At December 31, 1999, this developer had two properties under construction in connection with this agreement and one completed store in rent up. At December 31, 1999, we had guaranteed $20.9 million in outstanding debt for three properties related to this agreement and will guarantee additional amounts as future properties are developed.



RESULTS OF 1998 ACQUISITIONS
(dollars in thousands except average rent)                           YEAR ENDED DEC. 31,
                                                              -------------------------------------
                                                              1999          1998           % CHANGE
                                                              ----          ----           --------
Rental revenue                                              $  3,560      $  1,552           129%
Property operating expenses(1)                                 1,237           587           111%
                                                            --------      --------
Net operating income                                        $  2,323      $    965           141%
                                                            ========      ========
Avg. annual rent per sq.ft.(2)                              $   9.10      $   8.40
Avg. sq.ft. occupancy                                             83%           91%
Total net rentable sq.ft.(3)                                 467,000       347,000
Number of properties                                               8             7
Number of property-months(4)                                      96            53
Purchase price                                                            $ 24,908

--------
(1) Includes all direct property expenses. Does not include any allocation of joint expenses we incurred such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.
(3) The California property was purchased on December 22, 1998, and therefore had no material impact on our operations and has been excluded from the 1998 data. The inclusion of this property in 1999, as well as build outs on two properties, represents the increase in total net rentable square feet for 1999.
(4) Represents the sum of the number of months we operated each property during the year.


        During 1998, we purchased seven storage centers totaling 426,000 net rentable square feet for a total cost of $23.8 million (including the cost associated with the related non-competition agreements). We also acquired a leasehold in an existing self storage center containing 41,000 net rentable square feet for $1.2 million. These acquisitions were located as follows: one in Arizona, one in California, one in Indiana, two in Tennessee and three in Texas.

RESULTS OF 1997 ACQUISITIONS

(dollars in thousands
except average rent)                             YEAR ENDED DEC. 31                        YEAR ENDED DEC. 31
                                       ------------------------------------       -------------------------------------
                                                                       %                                            %
                                       1999            1998          CHANGE       1998             1997          CHANGE
                                       ----            ----          ------       ----             ----          ------
Rental revenue                      $    9,866      $    9,353        5.5%     $    9,353      $    4,142         126%
Property operating expenses(1)           3,335           3,206        4.0%          3,206           1,600         100%
                                    ----------      ----------                 ----------      ----------
Net operating income                $    6,531      $    6,147        6.2%     $    6,147           2,542         142%
                                    ==========      ==========                 ==========      ==========
Avg. annual rent per sq.ft.(2)      $     8.21      $     7.85                 $     7.85      $     7.83
Avg. sq.ft. occupancy                       85%             83%                        83%             81%
Total net rentable sq.ft             1,314,000       1,314,000                  1,314,000       1,314,000
Number of properties                        23              23                         23              23
Number of property-months(3)               276             276                        276             128
Purchase price                                                                                 $   65,600

----------
(1) Includes all direct property expenses. Does not include any allocation of joint expenses we incurred such as off-site management personnel.
(2) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.
(3) Represents the sum of the number of months we operated each property during the year.

        During 1997, we purchased 23 storage centers totaling 1.3 million net rentable square feet for a total cost of $65.6 million (including related non-competition agreements). These acquisitions were located as follows: two in Arizona, one in California, one in Florida, two in Georgia, one in Indiana, one in Illinois, three in Michigan, four in Texas and eight in Washington.


DOMESTIC DEVELOPMENT

        Our long-term growth plan includes significant development of new storage centers in markets in which we currently operate. This is primarily due to our focus on maintaining high quality standards and consistent building design to develop brand awareness. Implementation of this development strategy is expected to continue at least through 2000. Each development project progresses through a series of review processes from initial review, through due diligence, final review and finally to the land purchase and construction. We believe the success of this strategy has been greatly enhanced as a result of the substantial experience we, or our predecessors, have gained through the development of over one third of our properties.

        We opened 21 domestic storage centers in 1999, and, when all phases are complete, these 21 projects will total approximately 1,438,000 net rentable square feet with an estimated total cost of $114.5 million. Six of these storage centers were developed through our Florida joint ventures and nine were contributed to Shurgard/Fremont Partners II. (For a further discussion of Shurgard/Fremont Partners II, see DEVELOPMENT FINANCING ARRANGEMENTS)

        We opened 24 storage centers in 1998, representing approximately 1,600,000 net rentable square feet. Of the 24 stores opened, one was developed through our California joint venture, three were developed through our Tennessee and Florida joint ventures, and 16 were contributed to either Shurgard/Fremont Partners I (SFPI) or Shurgard/Fremont Partners II (SFPII), joint ventures in which we own a 10% interest. These 1998 developments together generated $4,092,000 in net operating income for the 12 months of 1999. For the month of December 1999, these developments had NOI of $526,000, which represents 49% of projected monthly NOI at maturity, and averaged 60% occupancy. The operating results of these 1998 developments are included in the New Store Results in the previous section. We intend to finance the majority of our on-going development through similar relationships. The 2000 projected yield on these properties is 12%-13% (calculated as projected net operating income at stabilization divided by invested cost).

        The 17 storage centers opened in 1997 (five of which were contributed to SFPI and seven of which were developed through our Tennessee and Florida joint ventures), representing approximately 1,155,000 net rentable square feet, averaged 77% occupancy for the month of December 1999. These 1997 developments together generated $6,597,000 in net operating income for the 12 months of 1999. The operating results of each of these 1997 developments are included in either the Same Store Results or the New Store Results in the previous section depending on whether they have met the criteria for inclusion in Same Stores. Total cost to develop these properties was $67.7 million. These 17 properties are, on average operating substantially at their projected NOI at stabilization.

        We can give no assurance that these projections regarding the 1998 development projects will occur. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, increase more than projected.

        In addition to the above completed developments, we had 13 storage centers under construction (two of these are being developed in Tennessee and Florida through unconsolidated joint ventures) as of December 31, 1999. As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at December 31, 1999.



                                           Number             Estimated           Total Cost to
                                             of             Completed Cost          Date as of
                                          Projects         of Projects(1)(2)      Dec. 31, 1999(1)
                                          --------         -----------------      ----------------
CONSOLIDATED DEVELOPMENTS:
  Construction in progress                  11              $46.4 million         $25.0 million
  Land purchased pending
   construction                              4              $15.3 million          $3.7 million
UNCONSOLIDATED DEVELOPMENTS:
  Construction in progress                   2               $7.4 million          $3.3 million
EXPANSION OF EXISTING PROPERTIES:
  Opened during 1999                         6               $9.0 million          $8.2 million
  Construction in progress                   2               $2.0 million          $1.3 million

(1) Table includes 100% of the costs of projects regardless of our ownership percentage

(2) The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see the discussion below.

        We believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for our pro-rata interest in developments was $1,872,000 (net operating income of $1,522,000 less $3,394,000 of interest at an estimated 8.5% on invested capital) for 1999 compared to $1,489,000 in 1998 and $2,507,000 in 1997. The rent-up deficit for a typical $4.0 million project, assuming it takes an average of approximately 24 months to rent up and is financed with debt at 8.5%, is estimated to be approximately $332,000 in the first year of operations. The total cost of a development varies significantly based on the cost of the land. The cost of some future projects may be higher than the typical project described above based on the markets in which we develop those future sites. The amount of rent-up deficit and the timing of positive cash flow cannot be predicted with certainty as it is based on a number of factors including length of rent up, ability to collect stated rental rates on leased units, actual operating expenses incurred, and the time of year a property opens. Another result of this rent-up period is a decrease in our operating margins as new property expenses are added but the related revenue stream does not hit stabilized levels until occupancy reaches 85%.

        We currently anticipate opening 20-30 domestic developments in 2000 including the 17 listed in the table above. The actual number of projects could be reduced by zoning and permitting delays outside of our control, increased competition for sites, delays during construction caused by, among other things, weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

        In addition to utilizing the experience of our in-house real estate development personnel, in the past few years we have begun establishing relationships with quality storage operators outside our current markets. We believe that the most efficient way to operate storage centers is to saturate a market to create brand awareness and allow certain economies of scale in operation processes and advertisement. These relationships create an instant presence in a new market as affiliate owned centers begin using the "Shurgard" name. In exchange for the use of our name, computer systems and general operations support services, the affiliate pays us an affiliation fee of 2% of revenue. Additionally, these affiliation agreements provide the framework for the joint development of additional storage centers, allowing us to take advantage of the local operator's market knowledge. We have signed three such affiliation agreements, which include (1) an agreement with a Tennessee developer that opened three jointly developed centers in 1995, one in 1996, two in 1997, two in 1998 and had one under construction in 1999 (2) an agreement with a Florida developer that opened five jointly developed centers in 1997, one in 1998 and six in 1999, and (3) an agreement with a San Antonio developer to develop properties in Oklahoma and Texas. As of December 31, 1999, no properties were under construction or opened in connection with this third affiliation agreement.


DEVELOPMENT FINANCING ARRANGEMENTS

        In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations
(FFO), we have been pursuing alternative financing options. In connection with this initiative, during the past two years we have formed two joint ventures, SFPI in May 1998 and SFPII in March 1999. The terms of these joint ventures are very similar and are consolidated in our financial statements. We have a 10% equity interest and our partner has a 90% equity interest in each joint venture. All major decisions by the joint ventures require approval of both partners.

        Under the terms of the agreements executed in connection with the formation of these joint ventures, properties are contributed by a 100% owned Shurgard subsidiary to the joint venture shortly after completion of development of the properties by Shurgard. Shurgard is reimbursed at cost for all expenses, up to certain limits, it incurred in developing the properties contributed to the Partnership (including a reimbursement for internal costs). Each joint venture has an anticipated capitalization of 30% equity and 70% debt.

        Each joint venture has granted Shurgard an option to acquire all of the properties owned by the joint venture. The purchase options are exercisable at certain times described below, depending upon the performance of the properties. The purchase price for the properties upon exercise of the option is based on a 9 1/4 capitalization rate applied to the net operating income (NOI) of the properties for the three or four-month period preceding the exercise of the option. The option related to SFPII is subject to a collar, which provides downside protection to the seller if the properties do not reach proforma NOI, and provides an upside benefit to Shurgard if the properties exceed proforma stabilized NOI.

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



Dollars in thousands                   SFPI                        SFPII
--------------------                -----------        -------------------------------
                                                                        ESTIMATED UPON
                                    AT 12/31/99        AT 12/31/99        COMPLETION
                                    -----------        -----------        ----------
Total equity contributions            $20,083            $20,934         Up to $27,700

Total debt                            $45,050            $49,345         Up to $64,700

Properties contributed at               15                 15                 16
December 31, 1999

Purchase option exercise         December 2000 to             December 2001 to
 period                          December 2002                 October 2003

        We anticipate exercising our option on SFPI in December 2000.


EUROPEAN OPERATIONS

        In March 1997, we entered into a joint venture agreement with two unaffiliated entities. We have a minority interest (9.15%) in this joint venture, which borrowed $19 million to purchase a majority limited partner interest in SSC Benelux & Co., SCA (Benelux SCA, previously SSC Benelux & Co.,
SCS), thus reducing our equity position in Benelux SCA from 85.6% to 12.5%. This transaction resulted in the return of $9.3 million for loans we had made to Benelux SCA. We, together with one of our partners, have the right to increase our participation in the joint venture through an equity contribution. In July 1998, we increased our participation in the joint venture by purchasing an additional interest from a joint venture partner for $300,000, which raised our equity position in Benelux SCA to 13.06%. Through December 31, 1999, we had invested $3.5 million in Benelux SCA.

        On October 12, 1999, we along with the other existing investors of Benelux SCA, entered into a European joint venture agreement with certain unaffiliated third party investors. The new investors have committed 122 million Euro to Benelux SCA, in exchange for a 43% interest in this company. Concurrently, Benelux SCA established a 140 million Euro credit facility with a commercial bank group. The additional financial resources provided by these agreements will be used to execute our European expansion plan.

        Under the terms of the joint venture agreement, the 122 million Euro in equity capital will be funded through periodic contributions between now and December 31, 2001. Additionally, the terms of the agreement provide for an earn out that allows the original Benelux SCA shareholders to receive up to 10 million Euro in additional equity based on exceeding certain development targets prior to December 31, 2001. Benelux SCA is managed by a board of managers which consists of all the parties of the transaction. Substantially all material decisions of the board require agreement of at least two thirds of the parties. We now own 7.57% of Benelux SCA.

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

        Our pro rata portion of operating losses before the cumulative effect of a change in accounting principle for European operations was $1,059,000, $412,000 and $402,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In order to take advantage of the investment opportunity we are accelerating our expansion rate in Europe. Although the operations of existing stores are improving, this expansion will produce losses for the next three to four years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of our European operations were consolidated in our financial statements for the years ended December 31, 1997 and 1998. For the year ended December 31, 1999, the results are no longer consolidated due to the October 12th transaction discussed previously, and our remaining interest has been accounted for under the equity method of accounting. This reporting change has been made retroactive to January 1, 1999. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

                            European Business Summary

        Since 1992, Benelux SCA has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. European consumers tend to live in more crowded population densities and smaller living spaces which make self storage an attractive option. Our partners have learned that government regulations, cultural differences, building practices and marketing techniques are all factors to be considered in each country. Through experience, they have built an infrastructure necessary to support an accelerated expansion program. As of December 31, 1999, Benelux SCA had 28 storage centers operating in five countries. Today, Benelux SCA employs over 140 employees with a senior management team with substantial local development, finance, operations and marketing experience. The following tables include selective financial and operating information which illustrates the performance and growth of Benelux SCA.

        SUMMARY OF EUROPEAN PROPERTIES:


                       Number of     Total Net        Estimated                                  1999 %
                         Open         Rentable          Total                                     Rate
                      Properties     Sq. Ft.(1)        Cost(1)     Occupancy(2)  Rates(2)(3)  Increases(4)
                      ----------     ----------        -------     ------------  -----------  ------------
COUNTRY
      Belgium                11         706,000     $39.6 million      73%        $13.11         21%
      France                  4         178,000     $10.7 million      87%        $20.19          6%
      Netherlands             1          61,000     $ 5.5 million
      Sweden                  9         547,000     $38.0 million      63%        $16.93          5%
      United Kingdom          3         179,000     $22.4 million
                      ---------     -----------   ---------------
                             28       1,671,000    $116.2 million

---------------

(1) Total net rentable square feet and estimated total cost when all phases are complete.
(2)     Includes stores that have been operating more than 12 months.
(3) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(4)     In the respective local currencies

        SELECTED FINANCIAL DATA OF BENELUX SCA


                             1999              1998              1997
                             ----              ----              ----
Total Revenue           $  9.2 million    $4.3  million      $ 1.9 million
Total Assets            $168.9 million    $90.7 million      $40.1 million
Total Bank Debt(1)      $133.8 million    $70.5 million      $20.7 million

(1)     Does not include unsecured debt between Benelux SCA and affiliates.

        The self-storage industry is not yet well established in much of Europe and we believe this presents us with the opportunity to become a dominant player throughout Western Europe. Although we are seeing other industry players entering the European markets, we believe the supply being added to the market still leaves plenty of opportunity when compared to the overall size of the market. Benelux SCA and its subsidiaries have established expansion plans that focus in four markets: the Benelux region (which includes Belgium, Luxembourg and the Netherlands), France, Scandinavia and the UK. The following sections discuss in detail the performance of existing stores as well as our progress in carrying out these expansion plans.

                         European Same Store Operations

        Our definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of October 1 of the current year. The following table summarizes Same Store operating performance as defined at December 31, 1999 and 1998.

(dollars in thousands except                 YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
average rent)                           ---------------------------------      -------------------------------
                                        1999          1998       % CHANGE      1998        1997       % CHANGE
                                        ----          ----       --------      ----        ----       --------
Rental revenue                         $5,660        $4,369         30%      $2,018       $1,220          65%
Property operating expenses(1)          2,442         2,606        (6)%         897          780          15%
                                        -----         -----                     ---          ---
Net operating income                   $3,218        $1,763         83%      $1,121         $440         154%
                                        =====         =====                   =====        =====
Avg. annual rent per sq.ft.(2)         $14.39        $12.99         11%      $11.00        $9.50          16%
Avg. sq.ft. occupancy                     83%           70%                     86%          75%
Total net rentable sq.ft.             492,000       492,000                 234,000      234,000
# of properties                             9             9                       4            4

        ---------------

(1) Includes all direct property expenses. Does not include any allocation of joint expenses incurred, such as off-site management personnel
(2) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

        In 1999, we increased rental rates of Same Stores an average of 11% when measured in U.S. dollars and 16% in local currency. These rate increases, as well as increases in occupancy, resulted in the 30% revenue increase from 1998 to 1999. Property operating expenses decreased 6% in 1999 over 1998 due to improved expense controls, decreases in repair and maintenance expenses due to renegotiation of maintenance contracts, and improved operating efficiencies resulting from economies of scale.


                              European Development

        Benelux SCA's strategy is to quickly dominate markets they enter by building a network of high quality storage centers that can be managed with economies of scale. There are few storage centers available for acquisition, so our European joint venture has focused on a strategy of in-house development for most of their European stores. Through this strategy, they are able to maintain high quality standards and consistent building design to develop brand and product awareness. Each development project progresses through a series of review processes from initial review, through due diligence, final review and finally to the land purchase and construction. We believe the success of this strategy has been greatly enhanced as a result of the substantial experience we gained through the development of over 80% of our European properties, as well as one third of our U.S. properties. Benelux SCA opened 12 storage centers in 1999, seven in 1998 and two in 1997. The following table summarizes European development by country in U.S. dollars:


                                                                  Total Net
                                                                 Rentable Sq.
                                                                 Ft. when all
                           Number of        Estimated            phases are
                           Properties     Total Cost (1)           complete
                           --------------------------------------------------
OPENED IN 1999
  Belgium                       2           $6.3 million          137,000
  France                        1           $4.1 million           54,000
  Netherlands                   1           $5.5 million           61,000
  Sweden                        5          $21.2 million          287,000
  United Kingdom                3          $22.4 million          139,000

OPENED IN 1998
  Belgium                       3          $10.9 million          185,000
  Sweden                        4          $16.8 million          260,000


(1) The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see DOMESTIC DEVELOPMENT.

        Of the 12 storage centers opened in 1999, 11 opened in the last two months of the year. These 12 storage centers have an estimated total cost of $59.5 million and net rentable square feet of 678,000 when all phases are complete. These storage centers generated $651,000 in net operating losses for the year ended December 31, 1999.

        The seven storage centers opened during 1998 had an average occupancy of 46% after an average of 14 months of operations and together generated $695,000 in net operating income for the 12 months of 1999. For the month ended December 31, 1999, these developments had net operating income of $173,000 which represents 52% of projected monthly NOI at stabilization (as measured in the relevant local currency).

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

        There can be no assurance that these projections regarding European development projects will occur. Assumed occupancy levels and rates could be adversely affected if we experience competition from other self-storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, increase more than projected or if there are significant changes in the exchange rates.

        In addition to the above completed developments, Benelux SCA has five European storage centers currently under construction. These developments are located as follows: two in France, one in the Netherlands, one in Sweden and one in the United Kingdom. Additionally, they have purchased one site in the United Kingdom, one in the Netherlands and one in Belgium in which construction has not yet started. In order to compete for sites in the United Kingdom, they have departed from their general policy of purchasing land only after the permitting process is complete. As a result, they have undertaken the additional risk that they may be unable to complete the permitting process and cannot sell the property at a profit. The following table summarizes European development projects in progress at December 31, 1999:



                                                          Estimated           Total Cost to
                                         Number of        Completed            Date as of
                                         Projects    Cost of Projects(1)      Dec. 31, 1999
                                         --------------------------------------------------
NEW DEVELOPMENTS
Construction in Progress
  France                                     2         $10.4 million           $4.6 million
  Netherlands                                1          $4.5 million           $2.0 million
  Sweden                                     1          $4.2 million           $0.1 million
  United Kingdom                             1          $7.9 million           $5.5 million

Land purchased pending construction
  Belgium                                    1          $4.0 million           $1.8 million
  Netherlands                                1          $4.7 million           $2.6 million
  United Kingdom                             1          $8.8 million           $5.7 million

(1) The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see the discussion below.



        In the current state of the European self storage market, we believe that a strategy of growth through development will result in superior returns over the long-term. However, as discussed earlier, this development strategy creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion, see DOMESTIC DEVELOPMENT.

        We currently anticipate that our European partners will open 15 to 20 developments in 2000 including the five listed in the table above. The actual number of projects could be reduced due to zoning and permitting delays outside of our control, increased competition for sites, delays during construction caused by, among other things, weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.


OTHER REAL ESTATE INVESTMENTS

The following table shows income (loss) from unconsolidated real estate investments for the years ended December 31, 1999, 1998 and 1997. All income and loss amounts reflect our pro rata ownership percentage.

INCOME (LOSS) FROM OTHER REAL ESTATE INVESTMENTS
(dollars in thousands)                            YEAR ENDED DECEMBER 31,
                                       --------------------------------------------
                                         1999              1998              1997
                                       -------           -------           -------
Containerized storage                  $(2,654)          $(3,133)          $(1,423)
Unconsolidated joint ventures             (684)             (135)             (172)
Participating mortgages                  1,631             1,639             1,591
European Operations                     (1,595)             (136)              (81)
Other partnership investments                                137               310
                                       -------           -------           -------
        Total                          $(3,302)          $(1,628)          $   225
                                       =======           =======           =======


                              Containerized Storage

        Shurgard Storage To Go, Inc. (STG) is operating in five major U.S. markets, including Seattle, Portland, San Francisco, Atlanta and Chicago. During 2000, STG does not intend to open any additional warehouses, but will concentrate on maximizing revenue growth through effective marketing and pricing strategies and optimizing warehouse capacity and logistics. At December 31, 1999, STG had 5,036 containers rented with an average rental rate of $56 per container, compared to 3,631 containers rented at December 31, 1998, with an average rental rate of $61 per container. STG has adjusted its rate structures in order to be more competitive and to maximize revenues. The decrease in average rental rate per container from 1998 to 1999 was offset by increased pickup and delivery fees charged in 1999.

        At December 31, 1999, our gross investment in STG was $4.7 million. SSCI owns only nonvoting stock in STG, which is not a qualified REIT Subsidiary and is subject to corporate level tax. We have committed to lend up to $11.5 million under three unsecured five year notes to fund negative cash flow during the rent up stage. At December 31, 1999, $10.7 million was outstanding. We also currently guarantee $10.2 million in lease obligations. In 1999, our pro rata percentage of STG losses was $2,654,000 which includes a $92,000 cumulative effect of a change in accounting principle reflecting the write-off of start-up costs in accordance with SOP 98-5, compared to losses of $3,133,000 for the 12 months ended December 1998. We expect to reduce our pro-rata portion of these losses to $1.0 million for 2000, including $1.0 million for depreciation. This projected 2000 loss is based on several assumptions, including meeting the projected number of container rentals and lengthening the average customer rental period. There is, of course, no assurance that this expectation will be met as numerous factors affect profitability. These factors include, among other things, the possible inability to attract new customers, the expense of sales and marketing efforts, the potential of new competition (both containerized and other forms of storage) entering our markets and the possibility that customers may not be willing to pay the rates projected.


                          Unconsolidated Joint Ventures

        Pursuant to our affiliation agreements with two storage operators, we have entered into 22 joint ventures in which our economic interests ranges from 50% to 90%. As of December 31, 1999, we had invested a total of $24.2 million in these joint ventures. Our pro rata portion of joint venture losses totaled $684,000 ($1,025,000 of income before depreciation and amortization) for the 12 months ended December 31, 1999, as losses from new properties added during the previous and current year offset earnings from stabilized properties. Our pro rata portion of losses for these joint ventures totaled $135,000 ($1,176,000 of income before depreciation and amortization) and $172,000 ($398,000 of income before depreciation and amortization) for 1998 and 1997, respectively. Six new properties were added in both 1999 and 1998, and seven properties were added in 1997. We have guaranteed our pro-rata portion of certain joint venture loans totaling $27.8 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions (SAME STORES, DOMESTIC ACQUISITIONS or DOMESTIC DEVELOPMENT) under INTERNAL GROWTH.


                             Participating Mortgages

        We have $13.2 million invested in three participating mortgage loans. All three mortgages are non-recourse to the borrower, bear interest at 8% per annum and mature in January 2005. These loans are secured by real estate, including four storage centers and office/warehouse space. We receive contingent interest payments from the mortgaged properties equal to 50% of both operating cash flow and distributions from the gain on sale of real property, as defined. We have options to purchase the properties at established prices, which are exercisable from January 2000 until January 2005.


                                      Other

        Income from other partnership investments for 1998 and 1997 represents income from investments in Shurgard Institutional Fund LP and Shurgard Institutional Fund LP II. Shurgard Institutional Fund LP and Shurgard Institutional Fund LP II were consolidated for financial statement purposes beginning September 1998 and September 1997, respectively. For a further discussion of investments in partnership units, see INVESTING TRANSACTIONS.


OTHER INCOME AND EXPENSES

        Domestic interest expense increased $5.3 million from 1997 to 1999 due to an increase in the outstanding debt balance. This rise represents borrowings to purchase partnership units and to fund development of new storage centers and acquisitions. Additionally, during 1999, we capitalized $9.0 million in interest related to the construction of domestic storage centers while $6.6 million and $3.1 million were capitalized in 1998 and 1997, respectively. Benelux SCA capitalized $2.6 million, $1.0 million and $0.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.


RECENT ACCOUNTING PRONOUNCEMENTS

        In accordance with Emerging Issues Task Force 97-11 (EITF 97-11), "Accounting for Internal Costs Related to Real Estate Property Acquisitions", SSCI has expensed all internal pre-acquisition costs beginning in April 1998.

        On April 3, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which was effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organization expenses to be expensed as incurred. We implemented SOP 98-5 in the first quarter of 1999. This initial application for consolidated entities is reported as a cumulative effect of change in accounting principle.

On June 16, 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement certain derivatives are recognized at fair market value and changes in fair market value are recognized as gains or losses. We are studying this pronouncement to determine its effect on our financial statements.


FUNDS FROM OPERATIONS

        Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) March 1995, White Paper on Funds from Operations, is defined as net income (calculated in accordance with GAAP) excluding gains or losses from debt restructuring and sales of real estate, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred stockholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. Effective January 1, 2000, FFO will include both recurring and non-recurring results of operations per NAREIT's revised White Paper on FFO. We expect this change to have a positive effect on our FFO. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------
                                                         1999               1998               1997
                                                       --------           --------           --------
Net income                                             $ 50,673           $ 44,734           $ 42,311
Non-recurring (revenue)/expenses                          1,091               (416)              (189)
Preferred dividend                                       (8,750)            (4,690)            (3,060)
Depreciation/amortization                                36,858             33,644             28,243
Depreciation/amortization from unconsolidated
  joint ventures and subsidiaries
                                                            (59)              (252)              (231)
Deferred financing costs                                 (1,209)            (1,120)            (1,105)
                                                       --------           --------           --------
FFO                                                    $ 78,604           $ 71,900           $ 65,969
                                                       ========           ========           ========

        FFO for 1999 increased $6.7 million over 1998 FFO, which had risen $5.9 million over 1997. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments. For 1999, non-recurring revenue and expenses in the table above includes the effect of the cumulative change in accounting principle relating to SOP 98-5 for both consolidated entities and our pro-rata portion of unconsolidated joint ventures (See NOTE B). In 2000, assuming we continue to finance development through off balance sheet agreements and STG meets expectation, we expect FFO to increase 7-8%. This expectation regarding FFO growth constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act and is based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the statement. The risks and uncertainties that may cause these assumptions and this forward-looking statement to prove to be incorrect include the risks that competition from new self storage facilities or other storage alternatives may cause rents to decline, occupancy rates to drop, or delays in rent up of newly developed properties. We may experience increases in labor, taxes, marketing and other operating and construction expenses. For a discussion of the factors that might cause these assumptions not to occur see INTERNAL GROWTH, DOMESTIC DEVELOPMENT and Containerized Storage.


INVESTING TRANSACTIONS

        In 1999, we invested $13.3 million in the acquisition of five storage centers, $106.0 million in domestic development and expansion projects, and $6.3 million in capital improvements to our existing portfolio. The $8.2 million increase in other real estate investments reflects primarily the $8.0 million invested in joint ventures and the $0.2 million invested in our containerized storage operation. Additionally, during 1999, loans to affiliates increased $2.0 million primarily due to the loan we made to our containerized storage operation.

        During 1999, we purchased one Limited Partner unit in Shurgard Institutional Fund LP II, from an unaffiliated third party, for $1.2 million in cash. We now own 6.5 of 9.5 limited partner units and are entitled to 67% of limited partner distributions. We continue to own a general partnership interest in this partnership which is consolidated in our financial statements.

        Under the Management Company Merger Agreement, we were contingently obligated to issue additional shares as consideration for certain partnership interests held by the Management Company which were not valued at the time of the merger. In 1998, we recorded the issuance of 145,286 shares related to this obligation. Additional shares are expected to be issued during 2000 as consideration for similar interests in two other partnerships.

        During 1998, we invested $24.9 million in the acquisition of eight storage centers, $111.9 million in domestic development and expansion projects, $44.1 million in European development projects, and $5.1 million in capital improvements to our existing portfolio. The $9.5 million increase in other real estate investments reflects primarily the $9.3 million invested in joint ventures and the $0.2 million invested in our containerized storage operation. Additionally, during 1998, loans to affiliates increased $6 million due to the loan we made to our containerized storage operation.

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

        During 1997, we invested $65.6 million in the acquisition of 23 storage centers, $90.4 million in domestic development and expansion projects, $2.2 million in European development projects, and $5.3 million in capital improvements to our existing portfolio. The $17.0 million increase in other real estate investments reflects primarily $3.7 million invested in limited partnership units, $6.6 million in joint ventures, and $4.2 million invested in STG.

        During 1997, we purchased from an unaffiliated third party, for $2.1 million in cash, two limited partnership units in Shurgard Institutional Fund LP II, an affiliated partnership. We owned 5.5 units and were entitled to 57% of limited partner distributions. Due to our majority interest, effective September 16, 1997,

Shurgard Institutional Fund LP II is consolidated for financial statement purposes. Prior to this date, earnings were included in income from other real estate investments.


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

        Of the $6.2 million in capital improvements expended during 1999 (excluding signage), $1.9 million was for roofs, pavement and sealant, representing approximately $.10 per net rentable square foot, while $1.8 million out of a total of $5 million was spent for these items during 1998 representing approximately $0.09 per net rentable square foot. During 1997, $2.2 million out of $4.5 million was spent for these items, representing approximately $0.13 per net rentable square foot. Specifically identified capital improvements expected for 2000 total $6.6 to $7.4 million, of which $1.6 to $2.4 million represents roofs, pavement and sealant. During 1996, we completed an extensive research and evaluation program through which we selected an updated logo. In order to maintain our brand awareness across all Shurgard businesses, we implemented a process to replace signs, awnings, etc. to incorporate our new logo over 1997 and 1998. During 1999, we re-signed five stores at a cost of approximately $45,000, while 132 stores and 134 stores were re-signed in 1998 and 1997 at a cost of about $1.1 million and $0.8 million, respectively.


FINANCING TRANSACTIONS

        The balance on the domestic line of credit increased $20.6 million from December 31, 1998 to December 31, 1999. Draws on the line were used to fund acquisitions, the purchase of a partnership unit, development activity and general corporate purposes. We have an unsecured domestic line of credit to borrow up to $200 million at a spread over LIBOR, maturing September 30, 2001, with the option to extend until September 2002. The amount available and the spread vary based on the terms of the agreement; as of December 31, 1999, the current available amount is $200 million, of which approximately $102.0 million was outstanding. At December 31, 1999, the weighted average interest rate was 7.6%.

        During 1999, SFPI borrowed an additional $2.3 million under its non-recourse credit facility. At December 31, 1999, $45.0 million was outstanding under this credit facility. Additionally, during 1999, SFPII obtained a non-recourse credit facility from a commercial bank to borrow up to $64.7 million of which $49.3 million was outstanding as of December 31, 1999. The note matures May 2002, is secured by the 15 properties owned by SFPII, and requires monthly payments of interest only at 225 basis points above LIBOR. We have swap agreements in effect for each borrowing under both of these credit facilities, which at December 31, 1999 fixed our weighted average interest rates at 7.57% and 8.56% for SFPI and SFPII, respectively. We have a 10% equity interest in both of these partnerships.

        Additionally, K&S I, LLC, a partnership, formed on October 15, 1999 in which we own a 10% interest, has a non-recourse credit facility from a commercial bank of $6.7 million. The note matures October 2001, is secured by the property owned by K&S I, LLC, and requires monthly payments of interest only at 320 basis points above LIBOR. As of December 31, 1999, the interest rate was 8.43%.

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

        European notes payable increased $49.1 million from December 31, 1997 to December 31, 1998 in order to fund development and operating cash needs. At December 31, 1998, we had seven European credit lines (denominated in local currencies) to borrow up to a total of $14.7 million of which $13.5 million was outstanding. At December 31, 1997, we had four European credit lines (denominated in local currencies) with a total available of $13.0 million of which all was outstanding. For the year ended December 31, 1999, the Company's European results are no longer consolidated and are now reported under the equity method of accounting. This reporting change has been made retroactive to January 1, 1999. Even though our European operations are no longer consolidated on our balance sheet, we are contingently liable for $125.9 million.


SHORT-TERM AND LONG-TERM LIQUIDITY

        Cash balances increased from $7.2 million at December 31, 1997 to $11.6 million at December 31, 1999 as capital expenditures were funded primarily through cash flow and financing alternatives obtained by forming joint ventures as discussed previously in DEVELOPMENT FINANCING ARRANGEMENTS. The following table summarizes certain information regarding our liquidity and capital resources:

                                                             AT DECEMBER 31,
                                            --------------------------------------------------
                                                 1999             1998(1)           1997(1)
                                            --------------    --------------    --------------
Debt to total assets                             38%               37%               31%
Total market capitalization(2)              $1,194 million    $1,274 million    $1,179 million
Debt to total market capitalization(2)           36%               33%               25%
Weighted avg. interest rate(3)                  7.56%              7.2%             7.58%
Available lines of credit -Domestic          $98 million       $69 million       $56 million

----------------
(1) Includes European operations. For 1999, the Company's European operations are no longer being consolidated, but are now reported under the equity method. This reporting change has been made retroactive to January 1999.
(2) Total market capitalization is based on the closing market price of the Class A Common Stock, Series B Preferred Stock, and the Series C Preferred Stock multiplied by their respective total number of outstanding shares plus total debt.
(3) Represents domestic weighted average interest rate on the domestic line of credit

        Our total domestic debt at December 31, 1999 was $434.3 million, of which $325.6 million is fixed rate debt or variable rate debt fixed by swap agreements. We limit our use of variable rate debt, however, at times balances could be significant enough that fluctuations in interest rates would impact our earnings. We believe that we will be able to minimize the impact of such rate fluctuations through the use of interest rate caps, refinancing or other strategies.

        During the past year, there has been a net outflow of capital from the REIT sector which has resulted in depressed common equity prices for many REITs, including us. As a result, we do not believe it is an attractive time to raise common equity. Accordingly, unless there is a change in the equity market, we anticipate funding 2000 growth and our on-going development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. We intend to pursue joint ventures with private institutions and public pension funds to provide these alternative sources of capital. Additionally, we anticipate reducing our payout ratio in order to retain cash flow for growth. We believe that our cash flow in 2000 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the years ended December 31, 1999, 1998 and 1997 was $88.7 million, $79.1 million and $77.1 million, respectively.


REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

        As a REIT, we are not required to pay federal income tax on annual taxable income that we currently distribute to our shareholders, provided that we distribute an amount equal to at least 95% of our taxable income. Such distributions must be made in the taxable year to which they relate or in the following taxable year if declared before the REIT timely files its tax return for such years and is paid on or before the first regular distribution payment date after such declaration. For the years ended December 31, 1999, 1998 and 1997, 1.8%, 7.1% and 5.8% of distributions were return of capital, respectively.

        As a REIT, we must derive at least 95% of our total gross income from specified classes of income related to real property, distributions, interest or certain gains from the sale or other disposition of stock or other securities. Our revenue from truck rentals, sales of locks and boxes and management services performed for other owners of properties do not qualify under this 95% gross income test. Such nonqualifying income was approximately 3% of gross revenue in 1999 and we expect to meet the 95% test in 2000. Our acquisition of additional properties will tend to reduce the percentage of nonqualifying income, while additional management contracts, including those with off balance sheet joint ventures and partnerships, and the sales of properties from the existing portfolio will tend to increase the percentage of nonqualifying income. While we intend to manage our activities so that we continue to satisfy the 95% test in the future, we can provide no assurance that nonqualifying income will not exceed 5% in future years.

        In December 1999, legislation was passed to reduce the taxable income distribution requirements for a REIT from 95% to 90%. This change applies to distributions made beginning in the year 2001.


YEAR 2000

        During 1999, we evaluated our potential risks related to the Year 2000 issue, and implemented solutions to mitigate those identified risks. As part of our plan, we replaced non-compliant systems which included our network software, certain computer hardware, and older non-compliant gate control systems at certain stores. The total cost to replace these non-compliant systems was $341,000, which included replacing 51 of the gate control systems. Additionally, we contacted our third party service providers to confirm their Year 2000 compliance or inquire about their plan to perform any necessary adjustments, as well as developed a Year 2000 contingency plan with respect to our store operations. Overall, we experienced no material events relating to Year 2000 issues.

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

        We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the US to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which we have exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, and the United Kingdom. Our gross investment in these foreign operations at December 31, 1999 was $3.5 million and is not considered material. At December 31, 1999, cumulative losses, including depreciation expense, have exceeded our gross investment by $400,000. During 1999, all foreign investments are accounted for under the equity method.

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

(In thousands)
Expected Maturity                                                               There-                  Fair
 Date                        2000       2001       2002      2003      2004      after      Total       Value
------------------------ ----------- ---------- --------- --------- ---------- --------- ----------- ----------
LIABILITIES
Lines of Credit:
Variable Rate (US$)        $102,002                                                        $102,002   $102,002
   Interest rate              6.00%

Notes Payable:
Fixed Rate (US$)                $19   $123,958                        $57,275   $50,000    $231,252   $237,932
   Interest rate              7.92%      7.92%     7.92%     7.92%      7.51%     7.63%
Variable Rate (US$)                    $51,750   $49,345                                   $101,095   $101,095
   Interest rate                         8.34%     8.77%

EQUITY
Loans to
 shareholders                  $665     $1,836    $1,339      $162                           $4,002     $3,464
   Interest rate              0.00%      0.00%     0.00%     0.00%      0.00%

INTEREST RATE
 DERIVATIVES
Interest Rate Swaps:
Variable to Fixed (US$)                $45,050   $49,345                                    $94,345   $(2,831)
  Avg. pay rate                          7.57%     8.56%
  Avg. received rate                     8.19%     8.77%

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)                                DECEMBER 31, 1999    DECEMBER 31, 1998
                                                                 -----------------    -----------------
ASSETS:
  Storage centers:
    Land                                                            $   228,601           $   212,154
    Buildings and equipment, net                                        761,921               750,700
    Construction in progress                                             49,939                81,043
                                                                    -----------           -----------
        Total storage centers                                         1,040,461             1,043,897
  Other real estate investments                                          33,929                33,057
  Cash and cash equivalents                                              11,645                 9,474
  Restricted cash and investments                                         7,166                 6,864
  Other assets                                                           60,025                60,615
                                                                    -----------           -----------
        Total assets                                                $ 1,153,226           $ 1,153,907
                                                                    ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable and other liabilities                            $    34,312           $    41,312
  Lines of credit                                                       102,002                95,028
  Notes payable                                                         332,347               330,998
                                                                    -----------           -----------
        Total liabilities                                               468,661               467,338

  Minority interest in other real estate investments                     40,763                34,759

  Commitments and contingencies (Notes C, D, E, H,I and O)

  Shareholders' equity:
    Series B Cumulative Redeemable Preferred Stock,
      $0.001 par value: 2,300,000 authorized; 2,000,000
      shares issued and outstanding; liquidation
      preference of $50,000,000                                          48,056                48,056
    Series C Cumulative Redeemable Preferred Stock,
      $0.001 par value: 2,000,000 authorized; 2,000,000
      shares issued and outstanding; liquidation
      preference of $50,000,000                                          48,115                48,115
    Class A Common Stock, $0.001 par value;
      120,000,000,authorized; 29,093,474 and 28,822,774
      shares issued and outstanding                                     611,973               605,484
    Class B Common Stock, $0.001 par value;
      500,000 shares authorized, 154,604
      issued and outstanding;
      net of loans to shareholders of $4,002                             (1,086)               (1,086)
    Accumulated net income less distributions                           (63,256)              (47,312)
    Accumulated other comprehensive income                                                     (1,447)
                                                                    -----------           -----------
        Total shareholders' equity                                      643,802               651,810
                                                                    -----------           -----------
        Total liabilities and shareholders' equity                  $ 1,153,226           $ 1,153,907
                                                                    ===========           ===========

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         YEAR                YEAR                YEAR
                                                         ENDED               ENDED               ENDED
(in thousands, except per share data)                DEC. 31, 1999       DEC. 31, 1998       DEC. 31, 1997
                                                     -------------       -------------       -------------
REVENUE:
  Rental                                               $ 175,045           $ 158,989           $ 137,746
  Other real estate investments income (loss)             (3,302)             (1,628)                225
  Property management                                      1,411               1,893               2,463
                                                       ---------           ---------           ---------
     Total revenue                                       173,154             159,254             140,434

EXPENSES:
  Operating                                               47,660              46,421              40,278
  Depreciation and amortization                           36,858              33,644              28,243
  Real estates taxes                                      15,777              13,195              11,295
  General, administrative and other                        4,193               4,578               3,956
                                                       ---------           ---------           ---------
     Total expenses                                      104,488              97,838              83,772
                                                       ---------           ---------           ---------

     Income from operations                               68,666              61,416              56,662

OTHER INCOME (EXPENSE):

  Interest expense                                       (22,445)            (21,076)            (17,096)
  Interest and other income                                2,826               1,431               1,481
                                                       ---------           ---------           ---------
     Other income (expense), net                         (19,619)            (19,645)            (15,615)

  Minority interest                                        2,724               2,963               1,264
                                                       ---------           ---------           ---------

  Income before cumulative effect of a change
     in accounting principle                              51,771              44,734              42,311
  Cumulative effect of a change in accounting
     Principle                                            (1,098)
                                                       ---------           ---------           ---------
     Net income                                        $  50,673           $  44,734           $  42,311
                                                       =========           =========           =========

Net income per common share:
Basic earnings per share:
  Income before accounting change                      $    1.48           $    1.40           $    1.40
  Accounting change                                         (.04)
                                                       ---------           ---------           ---------
  Net income                                           $    1.44           $    1.40           $    1.40
                                                       =========           =========           =========

Diluted earnings per share:
  Income before accounting change                      $    1.48           $    1.39           $    1.40
  Accounting change                                         (.04)
                                                       ---------           ---------           ---------
  Net income                                           $    1.44           $    1.39           $    1.40
                                                       =========           =========           =========

Distributions per common share                         $    1.99           $    1.95           $    1.91
                                                       =========           =========           =========

                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY


(in thousands)

                                                                                                 ACCUMULATED   ACCUMULATED
                                                                                     LOANS TO    NET INCOME      OTHER
                                                  CLASS A             CLASS B         CLASS B       LESS      COMPREHENSIVE
                          PREFERRED STOCK       COMMON STOCK       COMMON STOCK     SHAREHOLDERS DISTRIBUTIONS    INCOME     TOTAL
                         ----------------    -----------------   ----------------   ------------ -------------    ------     -----
                         SHARES    AMOUNT    SHARES     AMOUNT   SHARES    AMOUNT
                         ------    ------    ------     ------   ------    ------
Balance, Jan. 1, 1997              $         25,509   $516,796      155    $2,916      $(4,002)    $(17,199)      $(508)   $498,003
Comprehensive income:
  Net income                                                                                         42,311                  42,311
  Other comprehensive
     income:
     Foreign currency
        translation                                                                                              (1,587)     (1,587)
                                                                                                                         -----------
Total comprehensive
     income                                                                                                                  40,724
Issuance of Series B
   Preferred Stock        2,000    48,056                                                                                    48,056
Issuance of common
   stock                                      2,923     78,473                                                               78,473

Distributions
   Preferred                                                                                         (3,060)                 (3,060)
   Common                                                                                           (53,504)                (53,504)
                       ------------------------------------------------------------------------------------------------------------
Balance, Dec. 31 1997     2,000    48,056    28,432    595,269      155     2,916       (4,002)     (31,452)     (2,095)    608,692
Comprehensive income:
  Net income                                                                                         44,734                  44,734
  Other comprehensive
     income:
     Foreign currency
        translation                                                                                                 648         648
                                                                                                                         ----------
Total comprehensive
     income                                                                                                                  45,382
Issuance of Series C
Preferred Stock           2,000    48,115                                                                                    48,115
Issuance of common
   stock                                        390     10,215                                                               10,215
Distributions:
   Preferred                                                                                         (4,690)                 (4,690)
   Common                                                                                           (55,904)                (55,904)
                       -------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1998    4,000    96,171    28,822    605,484      155     2,916       (4,002)     (47,312)     (1,447)    651,810
Comprehensive income:
  Net income                                                                                         50,673                  50,673
  Other comprehensive
     income:
     Foreign currency
        translation                                                                                               1,447       1,447
                                                                                                                         -----------
Total comprehensive
     income                                                                                                                  52,120
Issuance of Common
   stock                                        271      6,489                                                                6,489
Distributions:
   Preferred                                                                                         (8,750)                 (8,750)
   Common                                                                                           (57,867)                (57,867)
                       -------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1999    4,000   $96,171    29,093   $611,973      155    $2,916      $(4,002)    $(63,256)      $   -    $643,802
                       =============================================================================================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR                 YEAR              YEAR
                                                                    ENDED                ENDED             ENDED
                                                                   DEC. 31,            DEC. 31,           DEC. 31,
(in thousands)                                                       1999                1998                1997
                                                                  ---------           ---------           ---------
OPERATING ACTIVITIES:
  Net income                                                      $  50,673           $  44,734           $  42,311
  Adjustments to reconcile earnings to net
    cash provided by operating activities:
    Cumulative change in accounting principle                         1,098
    Depreciation and amortization                                    36,858              33,644              28,243
    Other                                                            (1,049)               (294)               (189)
    Loss from other real estate investments                           5,747               4,092               1,771
    Minority interest in earnings from
      investments in other real estate investments                   (2,724)             (2,959)             (1,264)
    Changes in operating accounts:
      Restricted cash                                                  (302)                164                (214)
      Other assets                                                   (3,844)             (4,682)              4,515
      Accounts payable and other liabilities                          2,212               4,350               1,925
                                                                  ---------           ---------           ---------
        Net cash provided by operating activities                    88,669              79,049              77,098
                                                                  ---------           ---------           ---------

INVESTING ACTIVITIES:
  Proceeds from sale of real estate and equipment                    14,421               2,000                 482
  Purchase of other real estate investments                          (8,172)             (9,498)            (16,993)
  Purchase of non-competition agreements  and
    other amortizable assets                                           (994)             (3,175)             (1,483)
  Decrease in cash and cash equivalents as a
    result of deconsolidation  (Note  B)                             (1,301)
  Distributions in excess of earnings from other
    real estate investments                                             999               5,860                 205
  Purchase of units of an affiliated partnership                     (1,191)            (21,181)
  Investment in limited partnerships                                                                         (1,467)
  (Increase) decrease in loans to affiliates                         (2,041)             (5,950)              1,010
  Construction, acquisition and improvements to
    storage centers                                                (125,556)           (186,041)           (163,462)
                                                                  ---------           ---------           ---------
        Net cash used in investing activities                      (123,835)           (217,985)           (181,708)
                                                                  ---------           ---------           ---------

FINANCING ACTIVITIES:
  Proceeds from preferred stock offerings, net                                           48,115              48,056
  Proceeds from common stock offering, net                                                                   78,173
  Proceeds from exercise of stock options and
    dividend reinvestment plan                                        6,489              10,199                 300
  Distributions paid                                                (66,617)            (60,594)            (56,564)
  Net proceeds from (payments on) lines of credit                    20,552              37,024             (83,520)
  Proceeds from notes payable                                        58,342              90,765             107,700
  Payments of financing costs                                        (2,054)             (1,166)             (1,342)
  Principal payments on notes payable                                  (222)                (26)
  Contributions by minority partners                                 22,222              17,525               7,357
  Return of capital invested in Europe                                                                        9,272
  Distributions to minority partners                                 (1,375)               (748)               (813)
                                                                  ---------           ---------           ---------
        Net cash provided by financing activities                    37,337             141,094             108,619

        Net effect of translation on cash                                                    68
                                                                  ---------           ---------           ---------

                                                                      2,171               2,226               4,009
  Increase in cash and cash equivalents
  Cash and cash equivalents at beginning of period                    9,474               7,248               3,239
                                                                  ---------           ---------           ---------
  Cash and cash equivalents at end of period                      $  11,645           $   9,474           $   7,248
                                                                  =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                          $  31,094           $  28,102           $  19,209
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING INFORMATION:
    Note receivable in connection with non-compete
        agreement                                                 $   1,435
  Liabilities incurred in connection with the
    construction of storage centers                               $   9,573           $  11,035           $   6,056

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

        Shurgard Storage Centers, Inc. (SSCI), a Washington corporation, was organized on July 23, 1993 to serve as a vehicle for investments in, and ownership of, a professionally managed, internationally diverse real estate portfolio consisting primarily of self-service storage properties which provides month-to-month leases for business and personal use. We intend to qualify as a real estate investment trust (REIT) as defined in Section 856 of the Internal Revenue Code.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of presentation: The consolidated financial statements include the accounts of SSCI and its subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

        In October 1999, a group of unaffiliated investors purchased a 42% interest in SSC Benelux & Co., SCA (Benelux SCA, previously SSC Benelux & Co.,
SCS). As a result of this transaction, we no longer control Benelux SCA and for the year ended December 31, 1999, our remaining 7.57% interest has been accounted for under the equity method of accounting. (See Note E)

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        On June 16, 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement certain derivatives are recognized at fair market value and changes in fair market value are recognized as gains or losses. We are studying this pronouncement to determine its effect on our financial statements.

        On April 3, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organization expenses to be expensed as incurred. We implemented SOP 98-5 in the first quarter of 1999. The initial application is reported as a cumulative effect of change in accounting principle.

        Storage centers: Storage centers are recorded at cost. Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives which range from three to 30 years.

        Other real estate investments: We consolidate the accounts of those joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of assets, or in which we have a continuing interest. All other investments in joint ventures are accounted for on the equity method and are included in other real estate investments. As of December 31, 1999, investments accounted for under the equity method included 22 joint ventures, Benelux SCA and Shurgard Storage to Go, a containerized storage business. Also, included in other real estate investments are participating mortgages, which are accounted for as loans.

        Cash equivalents: Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

        Restricted cash and investments: Restricted cash and investments consist of cash deposits and securities held in trust in connection with certain notes payable. Restricted cash deposits represent expense reserves required by lenders. Restricted securities (Note I), per the loan agreement, must be held to maturity and thus are carried at amortized cost. The premium is amortized over the estimated remaining life of the security using the constant yield method.

        Other assets: Other assets include financing costs, non-competition agreements, and goodwill, which are presented net of accumulated amortization of $18,748,000 and $14,788,000 as of December 31, 1999 and 1998, respectively.
Financing costs are amortized on the effective interest method over the life of the related debt and the related expense is included in amortization. Non-competition agreements and goodwill are amortized over their estimated useful lives which range from three to 30 years. Also, included in other assets are loans to affiliates.

        Federal income taxes: To qualify as a REIT, we must distribute annually at least 95% of our taxable income and meet certain other requirements. Additionally, as a REIT, we will not be subject to federal income taxes to the extent of distributions. We were not required to pay any federal income tax in 1997 or 1998 and we intend to make elections regarding distributions such that we will not pay federal taxes for 1999. As a result, no provision for federal income taxes has been made in our financial statements. We are subject to certain international and state income taxes as well as certain franchise taxes; however, these taxes are currently immaterial.

        Revenue recognition: Revenue is recognized when earned under accrual accounting principles.

        Valuation of long-lived assets: Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. At December 31, 1999, no assets had been impaired.

        Financial instruments: The carrying values reflected on the balance sheet at December 31, 1999, reasonably approximate the fair value of cash and cash equivalents, other assets, accounts payable, lines of credit and other liabilities. We estimate that the fair value of loans to shareholders is $3.5 million, and the fair value of participating mortgages is $13.4 million. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, we estimate the fair value of fixed rate long-term debt including swap arrangements is $328.3 million.

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

        Reclassification: Certain amounts in the prior year financial statements have been reclassified to conform to the current presentation.


NOTE C - STORAGE CENTERS



 (in thousands)                                      DEC. 31, 1999         DEC. 31, 1998
                                                     -------------         -------------
Land                                                 $   228,601           $   212,154
Buildings                                                861,192               826,626
Equipment & other                                         34,662                30,601
                                                     -----------           -----------
                                                       1,124,455             1,069,381
Less accumulated depreciation                           (133,933)             (106,527)
                                                     -----------           -----------
                                                         990,522               962,854
Construction in progress, including land of
  $14,193 and $24,801, respectively                       49,939                81,043
                                                     -----------           -----------
                                                     $ 1,040,461           $ 1,043,897
                                                     ===========           ===========

        We have entered into 42 construction contracts for developments of new or improvements to current storage centers. Outstanding commitments under these contracts total $59.1 million. In 1999, 1998 and 1997, we capitalized approximately $9.0 million, $7.6 million and $3.2 million, respectively, of interest related to the development of storage centers.


NOTE D - ACQUISITIONS

        In September 1997, we purchased from an unaffiliated third party, for $2.1 million in cash, 1.9 limited partnership units in Shurgard Institutional Fund LP II, an affiliated partnership. In March 1999, we purchased one additional Limited Partner unit for $1.2 million in cash. We own 6.5 of the 9.5 units and are entitled to 67% of LP distributions. We continue to own a general partnership interest in this partnership. Due to our majority interest, Shurgard Institutional Fund LP II has been consolidated for financial statement purposes since September 1997.

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

        We have entered into an agreement with a California developer under which it will purchase sites in Southern California and construct storage centers on them according to our specifications. Upon completion of the rent up period, the storage centers are purchased by a joint venture in which we owned 77.3% as of December 31, 1999. Prior to such purchase, we have no ownership in the properties and as such, they are not included in any discussions in our operating results. The developer's interest in the entity will be based upon a predetermined formula and the current value of the property. During the fourth quarter of 1999, the joint venture purchased one of the completed storage centers for $3.1 million. At December 31, 1999, we had guaranteed $20.9 million in outstanding debt for three properties related to this agreement and will guarantee additional amounts as future properties are developed.


NOTE E - OTHER REAL ESTATE INVESTMENTS

     (in thousands)
                                                                   DEC. 31, 1999      DEC. 31, 1998
                                                                   -------------      -------------
Investments in participating mortgages                                $ 13,230           $ 13,325
Investments in joint ventures                                           25,624             19,778
Investment in European storage operations                               (2,237)
Investment in containerized storage
      business                                                          (2,688)               (46)
                                                                      --------           --------
                                                                      $ 33,929           $ 33,057
                                                                      ========           ========

        We invested $13.2 million in three participating mortgage loans. All three mortgages are non-recourse to the borrower, bear interest at 8% per annum and mature in January 2005. These loans are secured by real estate, including four storage centers and office/warehouse space. Additionally, we receive contingent interest payments from the mortgaged properties equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreements. We have options to purchase the properties at established prices, which are exercisable from January 2000 to January 2005.

        Pursuant to affiliation agreements with two storage operators, we have entered into 22 joint ventures in which our economic interests range from 50% to 90%. As of December 31, 1999, we had invested a total of $24.2 million in these joint ventures. We have guaranteed $27.8 million of loans, our pro-rata portion of certain joint venture loans. The financial results for these projects are not consolidated in our financial statements because each affiliation agreement allows the local operator to control the daily operations of the property, and all significant investment decisions require the approval of both parties regardless of ownership percentage.

        In March 1997, we entered into a joint venture agreement with two unaffiliated entities. We have a minority interest in this joint venture, which borrowed $19 million to purchase a majority limited partner interest in Benelux SCA, thus reducing our equity position in Benelux SCA from 85.6% to 12.5%. This transaction resulted in the return of $9.3 million for loans we had made to Benelux SCA. In July 1998, we increased our participation in the joint venture by purchasing an additional interest from a joint venture partner for $300,000, thus, increasing our equity position in Benelux SCA to 13.06% from 12.5%. In October 1999, a group of unaffiliated investors purchased a 42% interest in Benelux SCA for 122 million Euro ($122.5 million in U.S. dollars at December 31,
1999). As a result of this agreement, we no longer have effective control of Benelux SCA and our interest decreased to 7.57%.

        As of December 31, 1999, we had invested $4.7 million in Shurgard Storage to Go, Inc. (STG), a containerized storage business. Our investment was offset by our portion of STG losses. We have committed to lend STG up to $11.5 million under three unsecured five year notes of which $10.7 million was outstanding and included in other assets as of December 31, 1999. The outstanding principal balances bear interest at the 12 month London Interbank Offer Rate (LIBOR) plus 375 basis points per annum, and are due from July 15, 2002 to January 28, 2005. Additionally, we have currently guaranteed $10.2 million in lease obligations. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax.

NOTE F - LINES OF CREDIT

        We have an unsecured domestic line of credit to borrow up to $200 million at a spread over LIBOR, maturing September 30, 2001, with the option to extend until September 2002. The amount available and the spread vary based on the terms of the agreement; as of December 31, 1999, the current available amount is $200 million, of which approximately $102 million is outstanding. At December 31, 1999, the weighted average interest rate was 7.56%. Covenants on this line of credit restrict our dividends to no more than 95% of funds from operations (as defined by NAREIT) and require us to maintain certain financial ratios.


NOTE G - NOTES PAYABLE


        (in thousands)                                       Dec. 31, 1999   Dec. 31, 1998
                                                             -------------   -------------
       Note payable to financial services company                 $122,580        $122,580
       Senior notes payable                                        100,000         100,000
       Mortgage notes payable                                      109,767          51,536
       Notes payable to affiliated joint venture                                    56,882
                                                                  --------        --------
                                                                  $332,347        $330,998
                                                                  ========        ========

        The $122.6 million non-recourse note payable to a financial services company requires monthly payments of interest only at 8.28% until it matures June 2001 and is secured by 86 properties with a book value of $226 million. As required by the loan agreement, we deposit cash in restricted accounts to fund certain expenses including real estate taxes and insurance. Subsequent to the establishment of this note, we have removed three properties from the assets securing this note, and, as part of the defeasance, were required to place US treasury notes costing $3.9 million into a trust account. These treasury notes mature in June 2001 and carry an effective interest rate of 5.1%.

        In April 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25th and October 25th.

        At December 31, 1999, there are five mortgage notes payable. Shurgard/Fremont Partners I (SFPI), a consolidated partnership, formed on April 28, 1998, in which we own a 10% interest, has a non-recourse credit facility from a commercial bank. As of December 31, 1999, $45.0 million was outstanding on this note. The note matures May 2001, is secured by the 15 properties owned by SFPI, and requires monthly payments of interest only at 200 basis points above LIBOR. We have swap agreements in effect for each borrowing which fix the weighted average interest rate at 7.57% until May 2001 for the balances outstanding as of December 31, 1999.

        Shurgard/Fremont Partners II (SFPII), a consolidated partnership formed on March 17, 1999, in which we own a 10% interest, has a non-recourse credit facility from a commercial bank to borrow up to $64.7 million of which $49.3 million was outstanding as of December 31, 1999. The note matures March 2002, is secured by the 15 properties owned by SFPII, and requires monthly payments of interest only at 225 basis points above LIBOR. We have swap agreements in effect for each borrowing which fix the weighted average interest rate at 8.56% until March 2002 for the balances outstanding as of December 31, 1999.

        K&S I, LLC, a consolidated entity, formed on October 15, 1999, in which we own a 10% interest, has a non-recourse credit facility from a commercial bank of $6.7 million. The note matures October 2001, is secured by the property owned by K&S I, LLC, and requires monthly payments of interest only at 320 basis points above LIBOR. As of December 31, 1999, the interest rate was 8.43%.

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

        As of December 31, 1998, Benelux SCA had borrowed a total of $56.9 million with a weighted average interest rate of 7.44%. The notes are from an affiliated joint venture in which we own a 9.15% interest and mature December 31, 2000. For the year ended December 31, 1999, Benelux SCA is no longer consolidated and is reported under the equity method. (See Note E)

        The maturities of principal on debt over the next five fiscal years are approximately $176 million in 2001; $49.3 million in 2002; $57 million in 2004; $50 million in 2007. Each of these notes contains covenants which require us to submit financial information and maintain certain financial ratios.


NOTE H - LEASE OBLIGATIONS

        We lease several parcels of land under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):


2000                $ 1,311
2001                  1,306
2002                  1,371
2003                  1,397
2004                  1,414
Thereafter           32,902
                    -------
                    $39,701
                    =======

        Expense under these leases was approximately $690,000, $600,000 and $337,000 for the years ended December 31, 1999, 1998, and 1997, respectively.


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

        SSCI has 40 million shares of preferred stock authorized, of which 2.8 million shares have been designated as Series A Junior Participating Preferred Stock (none are issued and outstanding at December 31, 1999); 2.3 million shares have been designated as Series B Cumulative Redeemable Preferred Stock (2 million of which are issued and outstanding at December 31, 1999, as discussed below); and 2 million shares have been designated as Series C Cumulative Redeemable Preferred Stock (2 million of which are issued and outstanding at December 31, 1999, as discussed below). The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series, and the designation thereof.

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

        On March 24, 1995, SSCI acquired Shurgard Incorporated (the Management Company) through a merger. Under the Management Company Merger Agreement, we were contingently obligated to issue additional shares as consideration for certain partnership interests held by the Management Company which were not valued at the time of the merger. On February 4, 1999, we issued 145,286 Class A common shares for $3.8 million related to this obligation. We will be issuing additional shares during 2000 as consideration for similar interests in two other partnerships.


NOTE J - STOCK COMPENSATION AND BENEFIT PLANS

        The 1993 Stock Option Plan (the 1993 Plan) provides for the granting of options for up to 3% of our outstanding shares of Class A Common Stock at the end of each year, limited in the aggregate to 5,000,000 shares. In general, the options vest ratably over five years and must be exercised within ten years from date of grant. The exercise price for qualified incentive options under the 1993 Plan must be at least equal to fair market value at date of grant and at least 85% of fair market value at date of grant for non-qualified options. The 1993 Plan expires in 2003.

        The 1995 Long-Term Incentive Compensation Plan (the 1995 Plan) provides for the granting of options for up to 2% of the adjusted average shares of our Class A Common Stock outstanding during the preceding calendar year, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 1995 Plan requires mandatory acceleration of vesting in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of SSCI, except where such awards are assumed or replaced in the transaction. The 1995 Plan permits the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by recent tax legislation. The 1995 Plan allows for grants to consultants and agents, as well as our officers and key employees. The plan expires in July 2000.

        In 1993, we also established the Stock Option Plan for Nonemployee Directors (the Directors Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. This plan was amended during 1995 and provided current outside directors with 6,000 shares each in 1995 and 3,000 shares each annually thereafter. Such options vest upon continued service until our next annual meeting. In 1998, the Directors Plan was amended and restated to provide for discretionary grants. The total number of shares reserved under the Plan did not change and remains at 200,000. The exercise price for options granted under the Directors Plan is equal to fair market value at date of grant. As of December 31, 1999, 53,920 of these options were outstanding.

        We have an employee incentive savings and stock ownership plan, in which substantially all employees are eligible to participate. Each year employees may contribute an amount up to 15% of their annual compensation not to exceed the maximum allowable by law. We match a portion of employee contributions and may make annual discretionary contributions to purchase company stock. Our expense for contributions to this plan was approximately $989,000, $921,000, and $550,000 for 1999, 1998, and 1997, respectively. We do not offer post-employment or post-retirement benefits.

        In 1996, we established an Employee Stock Purchase Plan under which employees can elect to purchase SSCI stock through regular periodic payroll deductions without paying broker commissions. This plan provides for potential price discounts of up to 15%. Effective January 2000, a 10% discount was offered to employees under this plan.

        The weighted average remaining contractual life of options outstanding at December 31, 1999, was 8.8 years and option prices ranged from $18.90 to $29.00 per share. The following table summarizes the outstanding and exercisable options under all of our plans:


                                                          WEIGHTED
                                         NUMBER           AVERAGE
                                        OF SHARES      EXERCISE PRICE
                                        ---------      --------------
Outstanding, January 1, 1997               251,091           $23.32
     Granted                               254,045            28.25
     Forfeited                             (14,245)           26.67

     Exercised                             (10,959)           23.58
                                         ---------
Outstanding, December 31, 1997             479,932            25.82
     Granted                               417,500            28.98
     Forfeited                             (53,227)           23.53
     Exercised                             (18,639)           27.50
                                         ---------
Outstanding, December 31, 1998             825,566            27.36
                                         ---------
     Granted                             1,582,270            23.14
     Forfeited                            (150,685)           23.96
     Exercised                              (9,575)           26.54
                                         ---------
Outstanding, December 31, 1999           2,247,576            24.46
                                         =========

Exercisable, December 31, 1997              97,177            23.11
                                         =========
Exercisable, December 31, 1998             231,278            25.57
                                         =========
Exercisable, December 31, 1999             471,051            26.67
                                         =========



        The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:


                                Number of Options    Weighted Average     Number of Options
                                   Outstanding           Remaining           Exercisable
Range of Exercise Prices        December 31, 1999    Contractual Life     December 31, 1999
------------------------        -----------------    ----------------     -----------------
$18.90 to $23.07                           6,400         4.8 years                    6,400
$20.75 to $23.00                         132,310         5.8 years                  110,210
$25.50 to $28.63                          40,097         6.8 years                   40,097
$28.25 to $28.25                         209,848         7.9 years                  144,285
$27.88 to $29.00                         358,701         8.9 years                  154,059
$21.63 to $27.56                       1,500,220         9.5 years                   16,000
                                       ---------                                    -------
                                       2,247,576                                    471,051
                                       =========                                    =======

        During 1999, 8,696 shares were issued related to performance awards granted in 1996, which were contingent on meeting performance objectives over a three year period.

        In January 1999, we granted 628,350 options at $25.25 per share and in December 1999, we granted 930,000 options at $21.63 per share. These options were granted at the market price at the time of grant and vest ratably over three years.

        In 1999, the Board approved a Vision 2003 bonus plan. Under the terms of the Plan, employees of the Company will share a one time bonus payment of $50 million dollars. The bonus is an all or nothing bonus, earned upon achievement of the equivalent of $5.00 funds from operations (FFO, as defined by NAREIT), per share annually. The $5.00 FFO threshold will be measured by annualizing any single quarter FFO; e.g. a fiscal quarter FFO of $1.25 is equivalent to $5.00 FFO annually. This goal must be achieved by December 31, 2003, or no bonus will be paid. The bonus is payable to all employees based on length of service and position within the Company, and is subject to adjustment by the board for unplanned expansion of existing business or new business ventures.

        We have adopted the disclosure only provisions of the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." No compensation cost has been recognized for the stock option plans. Had compensation cost for options granted under our three stock option plans been determined based on the fair value at the grant date for awards in 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands):


                                                       YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------
                                            1999                1998                1997
                                        ----------          ----------          ----------
Net income:
  As reported                           $   50,673          $   44,734          $   42,311
  Pro forma                                 39,677              38,829              41,698
Dilutive net income per share:
  As reported                                 1.44                1.39                1.40
  Pro forma                                   1.36                1.35                1.38
Weighted average fair value of
   options granted                            2.38                2.90                2.55

        The fair value of options granted under our stock option plans during 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 8.64%, 6.76% and 6.8%; expected volatility of 22%, 21% and 17.61%; risk free interest rate of 6.39%, 4.64% and 5.77%; and expected life of 6.5, 6.5, and 5 years, respectively.


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

NOTE L - NET INCOME PER SHARE

        The following summarizes the computation of basic and diluted net income per share:


(in thousands except                           WEIGHTED          NET
per share data)                                 AVERAGE         INCOME
                           NET INCOME           SHARES        PER SHARE
                           ---------          ---------       ---------
FOR THE YEAR ENDED
  DECEMBER 31, 1997
Net income                  $ 42,311
Less: Preferred
  dividends                   (3,060)
                            --------
Basic net income              39,251             27,947          $ 1.40
Effect of dilutive
stock options                                        53
                            --------           --------          ------
Diluted net income          $ 39,251             28,000          $ 1.40
                            ========           ========          ======

FOR THE YEAR ENDED
  DECEMBER 31, 1998
Net income                  $ 44,734
Less: Preferred
  dividends                   (4,690)
                            --------
Basic net income              40,044             28,693          $ 1.40
Effect of dilutive
stock options                                        31           ( .01)
                            --------           --------          ------
Diluted net income          $ 40,044             28,724          $ 1.39
                            ========           ========          ======

FOR THE YEAR ENDED
  DECEMBER 31, 1999
Net income                  $ 50,673
Less: Preferred
  dividends                   (8,750)
                            --------
Basic net income              41,923             29,087          $ 1.44
Effect of dilutive
stock options                                        43
                            --------           --------          ------
Diluted net income          $ 41,923             29,130          $ 1.44
                            ========           ========          ======

NOTE M - SEGMENT REPORTING

        SSCI currently has two reportable segments; Same and New Stores. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of October 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of October 1 of the current year. Additionally, prior to 1999, we consolidated the European operations and reported a third segment: European Stores. These European stores are currently located in five countries: Belgium, France, Sweden, the Netherlands, and the United Kingdom. Disposed represents properties sold during 1999.

        These reportable segments allow us to focus on increasing net operating income from our existing domestic real estate assets and renting up our new domestic facilities. We evaluate each segment's performance based on net operating income (NOI) which is defined as rental revenue less direct operating expenses and real estate taxes. NOI does not include any allocation of off-site management or overhead costs.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers. SSCI does not allocate non-direct operating expenses, depreciation & amortization, general, administrative and other, interest expense, interest and other income (net) and minority interest to the segments.

        Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following table illustrates the results using the 1999 Same Store, New Store and European store base for reportable segments as of and for the years ended December 31, 1999 and 1998. Same Stores includes all stores acquired prior to January 1, 1998, and domestic developments opened prior to October 1, 1997. New Stores represents all stores acquired after January 1, 1998, and domestic developments opened after October 1, 1997:

(in thousands)                                                                EUROPEAN
                                   SAME STORES            NEW STORES            STORES           DISPOSED                TOTAL
                                   -----------           -----------          --------          -----------           -----------
YEAR ENDED
DECEMBER 31, 1999
Rental revenue                     $   166,291           $    17,833                            $     1,840           $   185,964
Less unconsolidated joint
  ventures                              (7,619)               (3,300)                                                     (10,919)
                                   -----------           -----------                            -----------           -----------
Consolidated revenue                   158,672                14,533                                  1,840               175,045

Operating expenses                      47,472                 7,878                                    697                56,047
Less unconsolidated joint
  ventures                              (2,076)               (1,654)                                                      (3,730)
                                   -----------           -----------                            -----------           -----------
Consolidated operating
  expenses                              45,396                 6,224                                    697                52,317
                                   -----------           -----------                            -----------           -----------

Consolidated NOI                   $   113,276           $     8,309                            $     1,143           $   122,728
                                   ===========           ===========                            ===========           ===========

Total Assets                       $   755,447           $   281,152                                                  $ 1,036,599
                                   ===========           ===========                                                  ===========

YEAR ENDED
DECEMBER 31, 1998

Rental revenue                     $   159,451           $     6,106           $ 4,243          $     2,160           $   171,960
Less unconsolidated joint
  ventures                              (9,507)               (3,464)                                                     (12,971)
                                   -----------           -----------           -------          -----------           -----------
Consolidated revenue                   149,944                 2,642             4,243                2,160               158,989

Operating expenses                      46,394                 2,896             2,545                  963                52,798
Less unconsolidated joint
  ventures                              (2,772)               (1,642)                                                      (4,414)
                                   -----------           -----------           -------          -----------           -----------
Consolidated operating
  expenses                              43,622                 1,254             2,545                  963                48,384
                                   -----------           -----------           -------          -----------           -----------

Consolidated NOI                   $   106,322           $     1,388           $ 1,698          $     1,197           $   110,605
                                   ===========           ===========           =======          ===========           ===========

Total Assets                       $   784,549           $   164,082           $90,664                                $ 1,039,295
                                   ===========           ===========           =======                                ===========


        The following table illustrates the results using the 1998 Same Store, New Store and European store base for reportable segments as of and for the years ended December 31, 1998 and 1997. Same Stores includes stores acquired prior to January 1, 1997, and all domestic developments opened prior to October 1, 1996. New Stores represents all stores acquired after January 1, 1997 and domestic developments opened after October 1, 1996:

                                                                                EUROPEAN
(in thousands)                     SAME STORES           NEW STORES              STORES                TOTAL
                                   -----------           ----------              ------                -----
YEAR ENDED
DECEMBER 31, 1998
Rental revenue                     $   146,138           $    21,579           $     4,243          $   171,960
Less unconsolidated joint
  ventures                              (6,871)               (6,100)                                   (12,971)
                                   -----------           -----------           -----------          -----------
Consolidated revenue                   139,267                15,479                 4,243              158,989

Operating expenses                      41,025                 9,167                 2,545               52,737
Less unconsolidated joint
  ventures                              (1,721)               (2,632)                                    (4,353)
                                   -----------           -----------           -----------          -----------
Consolidated operating
  expenses                              39,304                 6,535                 2,545               48,384
                                   -----------           -----------           -----------          -----------

Consolidated NOI                   $    99,963           $     8,944           $     1,698          $   110,605
                                   ===========           ===========           ===========          ===========

Total Assets                       $   673,164           $   275,467           $    90,664          $ 1,039,295
                                   ===========           ===========           ===========          ===========

YEAR ENDED
DECEMBER 31, 1997

Rental revenue                     $   139,564           $     7,193           $     1,927          $   148,684
Less unconsolidated joint
  ventures                              (9,738)               (1,200)                                   (10,938)
                                   -----------           -----------           -----------          -----------
Consolidated revenue                   129,826                 5,993                 1,927              137,746

Operating expenses                      41,329                 3,430                 1,656               46,415
Less unconsolidated joint
  ventures                              (2,270)                 (436)                                    (2,706)
                                   -----------           -----------           -----------          -----------
Consolidated operating
  expenses                              39,059                 2,994                 1,656               43,709
                                   -----------           -----------           -----------          -----------

Consolidated NOI                   $    90,767           $     2,999           $       271          $    94,037
                                   ===========           ===========           ===========          ===========

Total Assets                       $   682,559           $   146,253           $    40,080          $   868,892
                                   ===========           ===========           ===========          ===========



        The following table reconciles the reportable segments' revenue per the table above to consolidated total revenue for the years ended December 31, 1999, 1998 and 1997:

(in thousands)                            1999                1998                1997
                                       ---------           ---------           ---------
Consolidated rental revenue            $ 175,045           $ 158,989           $ 137,746
Other real estate investments
  Income (loss)                           (3,302)             (1,628)                225
Property management revenue                1,411               1,893               2,463
                                       ---------           ---------           ---------
Total revenue                          $ 173,154           $ 159,254           $ 140,434
                                       ---------           ---------           ---------

        The following table reconciles the reportable segments' NOI per the table above to consolidated net income for the years ending December 31, 1999, 1998 and 1997:


(in thousands)                                  1999                1998                1997
                                              ---------           ---------           ---------
Consolidated NOI                              $ 122,728           $ 110,605           $  94,039
Other real estate investments income
  (loss)                                         (3,302)             (1,628)                225
Property management revenue                       1,411               1,893               2,463
Other operating expenses                        (52,171)            (49,454)            (40,065)
Interest & other income                         (19,619)            (19,645)            (15,615)
Minority interest                                 2,724               2,963               1,264
Change in accounting principle                   (1,098)
                                              ---------           ---------           ---------
Net income                                    $  50,673           $  44,734           $  42,311
                                              =========           =========           =========



        The following table reconciles the reportable segments' assets to consolidated assets as of December 31, 1999, 1998, and 1997:


(in thousands)                             1999                  1998                  1997
                                       -----------           -----------           -----------
Segment assets                         $ 1,036,599           $ 1,039,295           $   868,892
Unconsolidated joint ventures              (70,771)              (51,605)              (59,259)
Corporate assets                           187,398               166,217               145,855
                                       -----------           -----------           -----------
Consolidated assets                    $ 1,153,226           $ 1,153,907           $   955,488
                                       ===========           ===========           ===========



NOTE N - SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

        For the year ended December 31, 1999, European operations are no longer being consolidated, but are now reported under the equity method. The revenue and income from operations for 1999 reflects this reporting change, and therefore, does not agree to the information previously reported in the quarterly reports.


                                                                  THREE MONTHS ENDED
                                              ------------------------------------------------------------
                                              MARCH 31,         JUNE 30,        SEPT. 30,         DEC. 31,
(in thousands, except per share data)           1999             1999             1999             1999
                                              ---------         --------        ---------         --------
Revenue                                        $40,016          $42,843          $45,272          $45,023
Income from operations                          14,966           17,485           18,794           17,421
Net income                                       9,798           13,142           14,018           13,715
Net income per common share
 Basic                                            0.26             0.38             0.41             0.39
 Diluted                                          0.26             0.38             0.41             0.39

                                                          THREE MONTHS ENDED
                                              ------------------------------------------------------------
                                              MARCH 31,         JUNE 30,        SEPT. 30,         DEC. 31,
(in thousands, except per share data)           1998             1998             1998             1998
                                              ---------         --------        ---------         --------
Revenue                                        $37,115          $38,387          $41,549          $42,203
Income from operations                          14,143           15,758           16,750           14,765
Net income                                      10,369           11,339           11,794           11,232
Net income per common share
 Basic                                            0.32             0.36             0.37             0.35
 Diluted                                          0.32             0.36             0.37             0.34


NOTE O - CONTINGENT LIABILITIES AND COMMITMENTS

        As a general partner, we are contingently liable for $126 million of an unconsolidated joint venture's debt.

        Under the terms of the SFPI agreement executed in connection with the formation of SFPI, we were granted an option to acquire all fifteen of the properties owned by SFPI. The purchase option is exercisable at certain times between December 15, 2000, and December 31, 2002, depending upon the performance of the properties. The purchase price for the properties upon exercise of the option is based on a 9 1/4 capitalization rate applied to the net operating income of the properties for the three or four-month period preceding the exercise of the option. If the properties meet certain performance criteria, we are committed to make an option payment of $7.5 million. If we choose to exercise the option, the option payment will be applied toward the purchase price of the properties. We intend to exercise our option in December 2000.

        Under the terms of the SFPII agreement executed in connection with the formation of SFPII, we were granted an option to acquire all fifteen of the properties owned by SFPII. The purchase option is exercisable at certain times between December 31, 2001 and October 31, 2003, depending upon the performance of the properties. The purchase price for the properties upon exercise of the option is based on a 9 1/4 capitalization rate applied to the net operating income of the properties for the three or four-month period preceding the exercise of the option subject to a collar. If the properties meet certain performance criteria, we are committed to make an option payment of 15% of the approved aggregate capital budget of the properties acquired by the Partnership. If we choose to exercise the option, the option payment will be applied toward the purchase price of the properties.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Shurgard Storage Centers, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Shurgard Storage Centers, Inc., and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/Deloitte & Touche LLP

Deloitte & Touche LLP

Seattle, Washington
February 11, 2000

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the Registrant's executive officers called for by
Part III Item 10 is set forth in Item I of Part I herein under the caption "Executive Officers of the Registrant." Information regarding directors of the Company and Section 16 reporting is set forth in our proxy statement for the annual meeting of shareholders to be held May 9, 2000, and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

        Information regarding executive compensation is set forth in our proxy statement for the annual meeting of shareholders to be held May 9, 2000, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management is set forth in our proxy statement for the annual meeting of shareholders to be held May 9, 2000, and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions is set forth in our proxy statement for the annual meeting of shareholders to be held May 9, 2000, and is incorporated herein by reference.

                                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)     1.  Financial Statements

                                                                               PAGE NO.
                                                                               --------
           Consolidated Balance Sheets at December 31, 1999 and 1998.             49
           For the years ended December 31, 1999, 1998 and 1997:
                Consolidated Statements of Income                                 50
                Consolidated Statements of Shareholders' Equity                   51
                Consolidated Statements of Cash Flows                           52-53
                Notes to Consolidated Financial Statements                      54-70
                Independent Auditors' Report                                      71

        2.  Financial Statement Schedules

                All schedules have been omitted because either they are not applicable or the required information is shown in the financial statements.

        3.  Exhibits

            3.1  Articles of Incorporation of the Registrant(1)

            3.2  Designation of Rights and Preferences of Series A Junior
                 Participating Preferred Stock (Exhibit 3.2)(2)

            3.3  Designation of Rights and Preferences of 8.8% Series B
                 Cumulative Redeemable Preferred Stock (Exhibit 3.3)(2)

            3.4  Restated Bylaws of the Registrant (Exhibit 3.4)(2)

            3.5  Designation of Rights and Preferences of 8.7% Series C
                 Cumulative Redeemable Preferred Stock (Exhibit 3)(3)

            4.1 Rights Agreement between the Registrant and Gemisys Corporation dated as of March 17, 1994 (Exhibit 2.1)(4)

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

            4.3  Indenture between the Registrant and LaSalle National Bank, as
                 Trustee, dated April 25, 1997, (Exhibit 10.4)(6)

            4.4  Supplemental Indenture dated July 11, 1997

            4.5  Form of 7 1/2% Notes due 2001 (Exhibit 4.1)(7)

            4.6  Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(7)

           10.1  Amended and Restated Loan Agreement between Nomura Asset
                 Capital Corp., as Lender, and SSC Property Holdings, Inc., as
                 Borrower, dated as of June 8, 1994 (Exhibit 10.4)(8)

           10.2  Amended and Restated Collection Account and Servicing Agreement

                 among SSC Property Holdings, Inc., Pacific Mutual Life
                 Insurance Company, LaSalle National Bank and Nomura Asset
                 Capital Corp. dated as of June 8, 1994 (Exhibit 10.5)(8)

           10.3  Amended and Restated Loan Agreement among Shurgard Storage
                 Centers, Inc., Seattle-First National Bank, KeyBank of
                 Washington, U.S. Bank of Washington and LaSalle National Bank dated September 9, 1996 (Exhibit 99.40)(9)

           10.4 First Amendment to Amended and Restated Loan Agreement dated as of November 14, 1996 (Exhibit 10.8)(5)

           10.5 Second Amendment to Amended and Restated Loan Agreement dated as of March 12, 1997 (Exhibit 10.10)(10)

           10.6 Third Amendment to Amended and Restated Loan Agreement dated as of July 27, 1997 (Exhibit 10.6)(11)

           10.7 Fourth Amendment to Amended and Restated Loan Agreement dated as of January 30, 1998 (Exhibit 10.7)(11)

           10.8 Fifth Amendment to Amended and Restated Loan Agreement dated as of May 1, 1998 (Exhibit 10.1)(12)

           10.9 Sixth Amendment to Amended and Restated Loan Agreement dated as of October 27, 1998 (Exhibit 10.1)(13)

          10.10 Agreement and Plan of Merger between the Registrant and Shurgard Incorporated dated as of December 19, 1994 (Exhibit
                 10.7)(14)

         *10.11  Amended and Restated 1993 Stock Option Plan (Exhibit 10.7)(11)

         *10.12  Amended and Restated Stock Incentive Plan for Nonemployee
                 Directors (Exhibit 10.7)(15)

         *10.13  1995 Long-Term Incentive Compensation Plan(16)

         *10.14 Form of Business Combination Agreement, together with schedule of actual agreements

          10.15  Partnership Agreement, dated April 28, 1998, between Shurgard
                 Development I, Inc. and Fremont Storage Partners I, L.P.
                 forming Shurgard/Fremont Partners I (Exhibit 1.1)(17)

          10.16 Seventh Amendment to Amended and Restated Loan Agreement dated as of April 28, 1999 (Exhibit 10.3)(18)

          10.17  Partnership Agreement, dated March 17, 1999, between Shurgard
                 Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II (Exhibit 10.1)(18)

          10.18  First Amendment to Partnership Agreement between Shurgard
                 Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II as of April 27, 1999.
                 (Exhibit 10.2)(18)

          10.19  Second Amended and Restated Loan Agreement among Shurgard
                 Storage

                 Centers, Inc., Bank of America, N.A., Key Bank National
                 Association, U.S. Bank National Association, and LaSalle Bank
                 National Association, dated September 30, 1999. (Exhibit 10.1)
                 (19)

          10.20 First Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of America, N.A.,
                 Key Bank National Association, U.S. Bank National Association, and LaSalle Bank National Association, dated September 30,
                 1999.

          10.21 Second Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of America, N.A.,
                 Key Bank National Association, U.S. Bank National Association,
                 LaSalle Bank National Association, The Bank of Novia Scotia, and Bank One, dated December 16, 1999.

          10.22  Separation Agreement and Mutual General Release among Shurgard
                 Storage Centers, Inc. and Michael and Tina Rowe, dated January
                 26, 2000.

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

           (17) Incorporated by reference to designated exhibit filed with the Registrant's Current Reports on Form 8-K dated May 29, 1998

           (18) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended March 31, 1999.

           (19) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended September 30, 1999.
        *      Management contract or compensatory plan or arrangement

(b)     Reports on Form 8-K

        On February 8, 2000, we filed Form 8-K which disclosed the Company's operating results for the fourth quarter and year ended December 31, 1999.

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 6th day of March 2000.

                                            SHURGARD STORAGE CENTERS, INC.

                                            By: /s/ Harrell Beck
                                               ---------------------------------
                                                Harrell Beck
                                                Senior Vice President
                                                Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 6th day of March 2000.

                      Signature                                         Title
--------------------------------------------       -----------------------------------------------
             /s/ Charles K. Barbo                  Chairman of the Board, President and Chief
--------------------------------------------       Executive Officer (Principal Executive Officer)
                 Charles K. Barbo

             /s/ Harrell Beck                      Senior Vice President, Treasurer,
--------------------------------------------       Chief Financial Officer and Director
                 Harrell Beck                      (Principal Financial and Accounting Officer)


             /s/ George Hutchinson                 Director
--------------------------------------------
                 George Hutchinson


             /s/ Raymond Johnson                   Director
--------------------------------------------
                 Raymond Johnson

             /s/ W. J. Smith                       Director
--------------------------------------------
                 W. J. Smith

             /s/ W. Thomas Porter                  Director
--------------------------------------------
                 W. Thomas Porter

                                 EXHIBIT INDEX

            3.1  Articles of Incorporation of the Registrant(1)

            3.2  Designation of Rights and Preferences of Series A Junior
                 Participating Preferred Stock (Exhibit 3.2)(2)

            3.3  Designation of Rights and Preferences of 8.8% Series B
                 Cumulative Redeemable Preferred Stock (Exhibit 3.3)(2)

            3.4  Restated Bylaws of the Registrant (Exhibit 3.4)(2)

            3.5  Designation of Rights and Preferences of 8.7% Series C
                 Cumulative Redeemable Preferred Stock (Exhibit 3)(3)

            4.1 Rights Agreement between the Registrant and Gemisys Corporation dated as of March 17, 1994 (Exhibit 2.1)(4)

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

            4.3  Indenture between the Registrant and LaSalle National Bank, as
                 Trustee, dated April 25, 1997, (Exhibit 10.4)(6)

            4.4  Supplemental Indenture dated July 11, 1997

            4.5  Form of 7 1/2% Notes due 2001 (Exhibit 4.1)(7)

            4.6  Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(7)

           10.1  Amended and Restated Loan Agreement between Nomura Asset
                 Capital Corp., as Lender, and SSC Property Holdings, Inc., as
                 Borrower, dated as of June 8, 1994 (Exhibit 10.4)(8)

           10.2 Amended and Restated Collection Account and Servicing Agreement among SSC Property Holdings, Inc., Pacific Mutual Life
                 Insurance Company, LaSalle National Bank and Nomura Asset
                 Capital Corp. dated as of June 8, 1994 (Exhibit 10.5)(8)

           10.3  Amended and Restated Loan Agreement among Shurgard Storage
                 Centers, Inc., Seattle-First National Bank, KeyBank of
                 Washington, U.S. Bank of Washington and LaSalle National Bank dated September 9, 1996 (Exhibit 99.40)(9)

           10.4 First Amendment to Amended and Restated Loan Agreement dated as of November 14, 1996 (Exhibit 10.8)(5)

           10.5 Second Amendment to Amended and Restated Loan Agreement dated as of March 12, 1997 (Exhibit 10.10)(10)

           10.6 Third Amendment to Amended and Restated Loan Agreement dated as of July 27, 1997 (Exhibit 10.6)(11)

           10.7 Fourth Amendment to Amended and Restated Loan Agreement dated as of January 30, 1998 (Exhibit 10.7)(11)

           10.8 Fifth Amendment to Amended and Restated Loan Agreement dated as of May 1, 1998 (Exhibit 10.1)(12)

           10.9 Sixth Amendment to Amended and Restated Loan Agreement dated as of October 27, 1998 (Exhibit 10.1)(13)

          10.10 Agreement and Plan of Merger between the Registrant and Shurgard Incorporated dated as of December 19, 1994 (Exhibit
                 10.7)(14)

         *10.11  Amended and Restated 1993 Stock Option Plan (Exhibit 10.7)(11)

         *10.12  Amended and Restated Stock Incentive Plan for Nonemployee
                 Directors (Exhibit 10.7)(15)

         *10.13  1995 Long-Term Incentive Compensation Plan(16)


         *10.14 Form of Business Combination Agreement, together with schedule of actual agreements

          10.15  Partnership Agreement, dated April 28, 1998, between Shurgard
                 Development I, Inc. and Fremont Storage Partners I, L.P.
                 forming Shurgard/Fremont Partners I (Exhibit 1.1)(17)

          10.16 Seventh Amendment to Amended and Restated Loan Agreement dated as of April 28, 1999 (Exhibit 10.3)(18)

          10.17  Partnership Agreement, dated March 17, 1999, between Shurgard
                 Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II (Exhibit 10.1)(18)

          10.18  First Amendment to Partnership Agreement between Shurgard
                 Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II as of April 27, 1999.
                 (Exhibit 10.2)(18)

          10.19  Second Amended and Restated Loan Agreement among Shurgard
                 Storage
                 Centers, Inc., Bank of America, N.A., Key Bank National
                 Association, U.S. Bank National Association, and LaSalle Bank
                 National Association, dated September 30, 1999. (Exhibit 10.1)
                 (19)

          10.20 First Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of America, N.A.,
                 Key Bank National Association, U.S. Bank National Association, and LaSalle Bank National Association, dated September 30,
                 1999.

          10.21 Second Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of America, N.A.,
                 Key Bank National Association, U.S. Bank National Association,
                 LaSalle Bank National Association, The Bank of Novia Scotia, and Bank One, dated December 16, 1999.

          10.22  Separation Agreement and Mutual General Release among Shurgard
                 Storage Centers, Inc. and Michael and Tina Rowe, dated January
                 26, 2000.

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

           (17) Incorporated by reference to designated exhibit filed with the Registrant's Current Reports on Form 8-K dated May 29, 1998

           (18) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended March 31, 1999.

           (19) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended September 30,
                  1999.
        *      Management contract or compensatory plan or arrangement

                                      -76-