Form 10-Q
period 2000-03-31
SHURGARD STORAGE CENTERS INC
filed 2000-05-11
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                    OR

[  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________


                      Commission file number  0-23466

                       SHURGARD STORAGE CENTERS, INC.
          (Exact name of registrant as specified in its charter)

                    WASHINGTON                          91-1603837
        (State or other jurisdiction of              (IRS Employer
     incorporation or organization)               Identification No.)

  1155 VALLEY STREET, SUITE 400, SEATTLE, WASHINGTON      98109
     (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code   206-624-8100


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at May 1, 2000:
      Class A Common Stock, $.001 par value, 29,183,530 shares
        outstanding
      Class B Common Stock, $.001 par value, 154,604 shares outstanding

                      Shurgard Storage Centers, Inc.
               Part I, Item 1:  Consolidated Balance Sheets
                 (Amounts in thousands except share data)
                                            March 31,
                                               2000      December 31,
                                           (unaudited)       1999
                                          ------------   -----------
Assets
 Storage centers:
  Land                                    $    229,517   $  228,601
  Buildings and equipment, net                 771,482      761,921
  Construction in progress                      56,659       49,939
                                           -----------    ---------
       Total storage centers                 1,057,658    1,040,461
 Other real estate investments, net             35,611       33,929
 Cash and cash equivalents                      11,120       11,645
 Restricted cash and investments                 9,335        7,166
 Other assets                                   56,531       60,025
                                           -----------    ---------

 Total assets                             $  1,170,255   $1,153,226
                                           ===========   ==========

Liabilities and Shareholders' Equity
 Accounts payable and other liabilities   $     33,825   $   34,312
 Lines of credit                               125,005      102,002
 Notes payable                                 332,125      332,347
                                           -----------    ---------
       Total liabilities                       490,955      468,661
                                           -----------    ---------

 Minority interest in other real
  estate investments                            39,113       40,763

 Commitments and contingencies
   (Notes D, E, and F)

 Shareholders' equity:
  Series B Cumulative Redeemable Preferred
   Stock; $0.001 par value; 2,300,000
   authorized; 2,000,000 shares issued and
   outstanding; liquidation preference
   of $50,000                                   48,056       48,056
  Series C Cumulative Redeemable Preferred
   Stock; $0.001 par value: 2,000,000
   authorized; 2,000,000 shares issued
   and outstanding; liquidation preference
   of $50,000                                   48,115       48,115
  Class A Common Stock, $0.001 par value;
   120,000,000 authorized; 29,183,429 and,
   29,093,474 issued and outstanding           613,874      611,973
  Class B Common Stock, $0.001 par value;
   500,000 authorized, 154,604 issued
   and outstanding; net of loans to
   shareholders of $4,002                       (1,086)      (1,086)
  Accumulated net income less distributions    (68,772)     (63,256)
                                           -----------    ---------

       Total shareholders' equity              640,187      643,802
                                           -----------    ---------
  Total liabilities and
   shareholders' equity                   $  1,170,255   $1,153,226
                                           ===========   ==========

                      Shurgard Storage Centers, Inc.
          Part I, Item 1:  Consolidated Statements of Net Income
                                (unaudited)
               (Amounts in thousands except per share data)
                                         For the three     For the three
                                          months ended     months ended
                                         March 31, 2000    March 31, 1999
                                         -------------     -------------
     Revenue
     Rental                               $      44,767      $    40,809
     Other real estate investments, net           (894)           (1,148)
     Property management                           386               355
                                           -----------        ----------
          Total revenue                         44,259            40,016
                                           -----------        ----------

     Expenses
     Operating                                  12,871            11,371
     Depreciation and amortization               9,902             9,048
     Real estate taxes                           4,268             3,640
     General, administrative and other           1,132               991
                                           -----------        ----------
          Total expenses                        28,173            25,050
                                           -----------        ----------

   Income from operations                       16,086            14,966
                                           -----------        ----------

     Interest and other income                     772               289
     Interest expense                           (6,967)           (4,887)
                                          ------------       -----------
          Other income (expense), net           (6,195)           (4,598)
                                          ------------       -----------

   Minority interest                             1,408               528
                                           -----------        ----------
   Income before cumulative effect of
     a change in accounting principle           11,299            10,896

   Cumulative effect of a change in
     accounting principle                                         (1,098)
                                           -----------        ----------
          Net income                      $     11,299       $     9,798
                                           ===========        ==========


   Basic net income per common share:
     Income before change in accounting
       principle                          $       0.31       $      0.30
     Cumulative effect of a change in
       accounting principle                                         (.04)
                                           -----------        -----------
     Net income                           $       0.31       $      0.26
                                           ===========        ===========

   Diluted net income per common share:
     Income before change in accounting
       principle                          $       0.31       $      0.30
     Cumulative effect of a change in
       accounting principle                                         (.04)
                                           -----------        -----------
     Net income                           $       0.31       $      0.26
                                           ===========        ===========

   Distributions per common share:        $       0.50       $      0.49
                                           ===========        ===========

                      Shurgard Storage Centers, Inc.
          Part I, Item 1:  Consolidated Statements of Cash Flows
                                (unaudited)
                          (Amounts in thousands)
                                               Three months   Three months
                                                  ended          ended
                                                March 31,      March 31,
                                                   2000           1999
                                               ------------   ------------
Operating activities:
  Net income                                   $     11,299   $      9,798
  Adjustments to reconcile earnings to net cash
   provided by operating activities:
   Cumulative change in accounting principle                         1,098
   Depreciation and amortization                      9,902          9,048
   Loss from other real estate investments            1,447          1,691
   Minority interest in earnings from
    investments in other real estate
    investments                                      (1,408)          (528)
   Changes in operating accounts:
     Restricted cash and investments                 (2,169)           (81)
     Other assets                                     1,120            812
     Accounts payable and other liabilities           3,352            196
                                                -----------    -----------
     Net cash provided by operating activities       23,543         22,034
                                                -----------    -----------

Investing activities:
  Construction, acquisition and improvements
   to storage centers                               (29,764)       (24,762)
  Purchase of other real estate investments          (1,400)        (3,736)
  Purchase of non-competition agreements
   and other amortizable assets                         (54)           (40)
  Decrease in cash and cash equivalents as
   a result of deconsolidation (Note A)                             (1,301)
  (Increase) decrease in loans to affiliates           (505)         1,280
  Purchase of additional interest in an
   affiliated partnership                                           (1,176)
  Distributions in excess of earnings from
   other real estate investments                         31
                                                -----------    -----------
     Net cash used in investing activities          (31,692)       (29,735)
                                                -----------    -----------

Financing activities:
  Net (payments on) proceeds from notes payable        (222)           855
  Net proceeds from lines of credit                  23,003         21,935
  Payment of loan costs                                                (40)
  Proceeds from issuance of common stock              1,898          1,211
  Distributions paid                                (16,813)       (16,388)
  Contributions received from minority partners          68
  Distributions paid to minority partners              (310)          (253)
                                                -----------    -----------
     Net cash provided by financing activities        7,624          7,320

Decrease in cash and cash equivalents                  (525)          (381)
Cash and cash equivalents at beginning of period     11,645          9,474
                                                -----------    -----------
Cash and cash equivalents at end of period     $     11,120   $      9,093
                                               ============   ============

Supplemental schedule of cash flow information:
  Cash paid for interest                       $      6,832  $       5,503
                                               ============  =============

                      Shurgard Storage Centers, Inc.
        Part I, Item 1:  Notes to Consolidated Financial Statements
                     Three Months Ended March 31, 2000
                                (unaudited)

Note A - Basis of Presentation
     The consolidated financial statements include the accounts of Shurgard Storage Centers, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
     For the year ended December 31, 1999, European operations are no longer being consolidated, but are reported under the equity method. All financial information for 1999 reflects this change.
     The consolidated financial statements included in this report are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consisted only of normal recurring items. The interim financial statements should be read in conjunction with our 1999 Annual Report. Interim results are not necessarily indicative of results for a full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     On April 3, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organization expenses to be expensed as incurred. We implemented SOP 98-5 in the first quarter of 1999. The initial application is reported as a cumulative effect of a change in accounting principle.
     Basic average shares outstanding for the three months ended March 31, 2000 and 1999 were 29,277,702 and 28,996,520, respectively. Diluted average shares outstanding for the three months ended March 31, 2000 and 1999 were 29,333,692 and 29,015,055, respectively.
     Certain amounts in the 1999 financial statements have been reclassified to conform to the current presentation.

Note B - Lines of Credit
     We have an unsecured domestic line of credit to borrow up to $200 million at a spread over LIBOR, maturing September 30, 2001, with the option to extend until September 2002. The amount available and the spread vary based on the terms of the agreement; as of March 31, 2000, the current available amount is $200 million. At March 31, 2000, the weighted average interest rate was 7.29%. Covenants on this line of credit restrict our dividends to no more than 95% of funds from operations (as defined by the National Association of Real Estate Investment Trusts) and require us to maintain certain financial ratios.

NOTE C - Notes Payable

     (in thousands)                   March 31, 2000    Dec. 31, 1999
                                      --------------    -------------
   Note payable to financial             $ 122,580       $   122,580
     services company
     Senior notes payable                  100,000           100,000
     Mortgage notes payable                109,545           109,767
                                        ----------        ----------
                                         $ 332,125       $   332,347
                                        ==========       ===========

      The maturities of principal on debt over the next five fiscal years are approximately $175.5 million in 2001; $49.3 million in 2002;
$57.3 million in 2004; $50 million in 2007. Each of these notes contains covenants which require us to submit financial information and maintain certain financial ratios. For a further discussion see NOTE G-Notes Payable in our 1999 Annual Report on Form 10-K.

Note D - Storage Centers
     Building and equipment are presented net of accumulated depreciation of $142.6 million and $133.9 million as of March 31, 2000 and December 31, 1999, respectively. We have entered into 42 construction contracts for developments of new or improvements to existing storage centers. Outstanding commitments under these contracts total $54 million.
Note E - Shareholders' Equity
     During the first three months of 2000, 70,270 shares of Class A common stock were issued in connection with our Dividend Reinvestment Plan (the
Plan). The Plan offers shareholders an opportunity to invest cash dividends in additional shares at a 2% discount from the current market price. All shareholders are eligible to participate. Additionally, 19,685 shares were issued in connection with the exercise of employee stock options and the Employee Stock Purchase Plan.
     On April 27, 2000, the Board approved the extension of maturity dates of certain promissory notes to Class B common stockholders to March 1, 2003. The notes require quarterly payments of interest only at 200 basis points above LIBOR beginning September 1, 2000.

Note F -Contingent Liability and Commitments
     As a general partner, we are contingently liable for the debt of a European joint venture, which at March 31, 2000 totaled $129 million. We have also guaranteed all or portions of the debt of certain domestic joint ventures and joint venture partners, which at March 31, 2000 totaled $30.6 million.
     Additionally, we have guaranteed $10.1 million in lease obligations for Shurgard Storage to Go, Inc., a containerized storage business. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax.
     Under the March 24, 1995 merger agreement between us and Shurgard Incorporated, we are contingently obligated to issue additional shares of common stock as consideration for certain partnership interests held by Shurgard Incorporated which were not valued at the time of the merger. The final issuance of shares related to this obligation will be made in June 2000 and we currently estimate that those shares will total between 1.3% to 1.5% of outstanding common shares at March 31, 2000.

Note G - Segment Reporting
     We have two reportable segments; Same and New Stores. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. In the tables below, Disposed represents properties sold during 1999.
     These reportable segments allow us to focus on increasing net operating income from our existing domestic real estate assets and renting up our new domestic facilities. We evaluate each segment's performance based on net operating income (NOI) which is defined as rental revenue less direct operating expenses and real estate taxes. NOI does not include any allocation of off-site management or overhead costs.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers. We do not allocate non-direct operating expenses, depreciation and amortization, general, administrative and other, interest expense, interest and other income (net) and minority interest to the segments.
    Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following tables illustrate the results using the 2000 Same Store and New Store base for reportable segments as of and for the three months ended March 31, 2000 and 1999. Same Stores includes all stores acquired prior to January 1, 1999, and domestic developments opened prior to January 1, 1998. New Stores represents all stores acquired after January 1, 1999, and domestic developments opened after January 1, 1998:

(in thousands)
                      Same Stores  New Stores     Disposed    Total
Quarter ended         -----------  ----------     --------    --------
March 31, 2000
Rental revenue        $ 43,033     $  4,760                    $47,793
Less unconsolidated
joint ventures          (2,429)        (597)                    (3,026)
                        -------    ---------                  --------
Consolidated revenue    40,604        4,163                     44,767

Operating expenses      12,805        2,158                     14,963
Less unconsolidated
joint ventures            (763)        (391)                    (1,154)
                      ---------    ---------                  ---------
Consolidated
operating expenses      12,042        1,767                     13,809
                      ---------    ---------                  ---------

Consolidated NOI      $ 28,562     $  2,396                   $ 30,958
                      ========     ========                   ========

Quarter ended
March 31, 1999

Rental revenue        $ 40,969      $ 1,617      $   604      $ 43,190
Less unconsolidated
joint ventures          (2,254)        (127)                    (2,381)
                      --------     --------       -------      --------
Consolidated revenue    38,715        1,490          604        40,809

Operating expenses      11,842        1,012          242        13,096
Less unconsolidated
joint ventures            (669)         (98)                      (767)
                      --------     --------       -------     --------
Consolidated
operating expenses      11,173          914          242        12,329
                      --------     --------       -------     --------

Consolidated NOI      $ 27,542     $    576      $   362      $ 28,480
                      ========     ========       =======     ========

     The following table reconciles the reportable segments' rental revenue per the table above to consolidated total revenue for the quarters ended March 31, 2000 and 1999.

(in thousands)                              Three months ended
                                                 March 31,
                                        ---------------------------
                                           2000             1999
                                       ------------    -------------
Consolidated rental revenue             $  44,767         $ 40,809
Other real estate investments
  income (loss)                              (894)          (1,148)
Property management revenue                   386              355
                                        ---------         --------
Total revenue                            $ 44,259         $ 40,016
                                        =========         ========

     The following table reconciles the reportable segments' NOI per the table above to consolidated net income for the quarters ended March 31, 2000 and 1999.

(in thousands)                         Three months ended
                                            March 31,
                                   --------------------------
                                      2000            1999
                                    ---------      ----------
Consolidated NOI                   $ 30,958        $28,480
Other real estate investments
  income (loss)                        (894)        (1,148)
Property management revenue             386            355
Other operating expenses            (21,331)       (17,608)
Interest & other income                 772            289
Minority interest                     1,408            528
Change in accounting principle                      (1,098)
                                   --------        -------
Net income                         $ 11,299        $ 9,798
                                   --------        -------

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

INTERNAL GROWTH

     The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following tables summarize Same Store operating performance for the first quarter of 2000 and 1999:

                            Same Store Results
(dollars in thousands except       Three months ended March 31, <F1>
average rent)                     ----------------------------------
                                       2000        1999     % Change
                                  ------------  ----------  --------
Rental revenue                         $43,033     $40,969    5.0%
Property operating expenses <F2>        12,805      11,842    8.1%
                                     ---------   ---------
Net operating income                   $30,228     $29,127    3.8%
                                     =========   =========
Avg. annual rent per sq. ft. <F3>      $ 10.55     $ 10.17    3.7%
Avg. sq. ft. occupancy                   85%         84%
Total net rentable sq. ft.          18,009,000  18,008,000
Number of properties                       277         277

<F1> Table includes the total operating results of each store regardless of our ownership interest in that store. Note G to the consolidated financial statements reconciles Same Store results to our consolidated net income.
<F2> Includes all direct property expenses.  Does not include any allocation of joint expenses incurred by the Company such as off-site management personnel.
<F3> Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

     In order to accelerate revenue growth, we undertook a number of sales and marketing initiatives during the first quarter of 2000. As indicated in our Annual Report on Form 10-K, the kick off of these initiatives was expected to result immediately in higher expenses with revenue gains growing over the first three quarters of 2000. Initiative related expenses for the first quarter are on target, but the acceleration of revenue growth has been slower than we had anticipated. We believe the full impact of these initiatives could, in time, result in year over year same store revenue gains in the range of 8% to 9%.

     Although we are just beginning to see results for some of the new initiatives, first quarter 2000 Same Store revenue is up 5% over the same quarter in 1999. This compares to first quarter gains of 3.3% from 1998 to
1999 and year over year gains of 4.3% from 1998 to 1999.   We attribute
these improvements to the new initiatives. Revenue gains were primarily a function of a 3.7% increase in rental rates, but occupancy has also been increasing compared to the same period last year. As of March 31, 2000, occupancy was up 1.9 percentage points over the same month last year. Increases in rental revenues were partially offset by a decline in late fees due to fee adjustments made during the quarter.

     First quarter revenues were partially offset by an 8.1% increase in direct property operating costs resulting in a 3.8% increase in net
operating income (NOI) over the same quarter last year.   Direct operating
expenses increased primarily due to higher marketing costs to fund new sales initiatives and increases in real estate tax assessments (most of which took effect during the second quarter of 1999). We expect year over year percentage expense increases to decline to approximately 6 to 6.5% over the rest of 2000 primarily due to increases in 1999 expense levels during the last three quarters of the year.

     In addition to the increase in direct property operating expenses that are included in NOI, indirect operating expenses increased $648,000. Although over one third of this increase is the result of new consolidated joint ventures in which we only own a 10% interest, most of the remaining increase represents marketing, information technology and indirect operations management costs necessary to carry out the new initiatives previously discussed.

     Statements regarding the expected impact of our new sales initiatives on revenues and expenses are based on several assumptions and actual results could differ materially from those indicated. The risks and uncertainties that may cause these statements to be incorrect include the risks that the revenue initiatives will not be successful, that revenue gains will not be as great as anticipated or realized in the time frame expected, and that our expenses or revenues will be affected by other factors not specifically related to the new initiatives.

                             New Store Results

     Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year.

(dollars in thousands)         Three months Ended
                                  March 31, <F1>
                          -------------------------
                              2000           1999
                           ---------      ---------
Rental revenue             $   4,760     $   1,617
Property operating             2,158         1,012
expenses <F2>              ---------     ---------
Net operating income       $   2,602     $     605
                           =========     =========
No. of properties                  56            27
No. of property months <F3>       150            76

<F1> Table includes the total operating results of each store regardless of our ownership interest in that store. Note G to the consolidated financial statements reconciles New Store results to our consolidated net income.
<F2> Includes all direct property expenses.  Does not include any allocation of joint expenses incurred by us such as off-site management personnel.
<F3> Represents the sum of the number of months we operated each property during the year.

   Increases from year to year in net operating income (NOI) for the new store portfolio reflect the greater number of property months included for the periods presented. Although this increase gives some indication of how much of our overall NOI growth results from this segment, it is not a good method of evaluating the performance of assets within this segment. Acquisitions and development properties are evaluated based on comparisons of actual results to projected NOI for the appropriate period from opening or at maturity. The performance of our acquisitions and developments are discussed in the sections that follow.

                           Domestic Acquisitions

     During the first quarter of 2000, we purchased one additional storage center in Texas with 64,500 net rentable square feet for a cost of $3.3 million. This property was purchased on March 28, 2000, and therefore, did not contribute to NOI for the first quarter.

     During 1999, we purchased five storage centers totaling 209,000 net rentable square feet for a total cost of $13.3 million (including the cost associated with the related non-competition agreements). These properties are located in Arizona, California, Florida, Texas and Washington. All 1999 acquisitions were purchased subsequent to March 31, 1999; therefore, there are no results for the three months ended March 31, 1999 for these properties.

Results for 1999 Acquisitions <F1>
                                         Three months ended
     (dollars in thousands except           March 31, 2000
     average rent)                        -----------------
     Rental revenue                          $  492
     Property operating expenses <F2>           171
                                             ------
     Net operating income                    $  321
                                             ======
     Avg. annual rent per sq.ft. <F3>        $11.42
     Avg. sq.ft. occupancy                       78%
     Total net rentable sq.ft.              209,000
     Number of properties                         5
     Number of property-months <F4>              15
     Purchase price                          13,251

<F1> Table includes the total operating results of each store regardless of our ownership interest in that store.
<F2> Includes all direct property expenses.  Does not include any allocation of joint expenses incurred by us such as off-site management personnel.
<F3> Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.
<F4> Represents the sum of the number of months we operated each property during the applicable period.

     The current average yield for these 1999 acquisitions is 9.7% (calculated as actual net operating income for the first three months of 2000, annualized, then divided by purchase price).
     We have entered into an agreement with a California developer under which it will purchase sites in Southern California and construct storage centers on them according to our specifications. During 1999, the joint venture (JV) purchased one of the completed storage centers for $3.1 million, which is included in the results above. Subsequent to the end of the first quarter, the joint venture purchased a second completed storage center for $11.0 million. For a further discussion of this agreement see our 1999 Annual Report on Form 10-K. At March 31, 2000, we had guaranteed $20.9 million in outstanding debt for three properties related to this JV and will guarantee additional amounts as future properties are developed.

                           Domestic Development

     We opened four domestic storage centers in the first three months of 2000, and, when all phases are complete, these projects will total approximately 299,000 net rentable square feet with an estimated total cost of $17.8 million.

     We opened 21 domestic storage centers in 1999, and, when all phases are complete, these 21 projects will total approximately 1,454,000 net rentable square feet with an estimated total cost of $113.5 million. Six of these storage centers were developed through our Florida joint ventures and nine were contributed to Shurgard/Fremont Partners II in which we own a 10% interest (see DEVELOPMENT FINANCING ARRANGEMENTS in our 1999 Annual Report on Form 10-K). These 1999 developments together generated $512,000 in net operating income for the first three months of 2000. For the month of March 2000, these developments had NOI of $145,000, which represents 13% of projected monthly NOI at maturity, and averaged 40% occupancy. The operating results of these 1999 developments are included in the New Store Results in the previous section.

     We opened 23 storage centers in 1998, representing approximately 1,600,000 net rentable square feet. Of the 23 stores opened, three were developed through our Tennessee and Florida joint ventures, and 16 were contributed to either Shurgard/Fremont Partners I (SFPI) or Shurgard/Fremont Partners II (SFPII), joint ventures in which we own a 10% interest (see DEVELOPMENT FINANCING ARRANGEMENTS in our 1999 Annual Report on Form 10-K). These 1998 developments together generated $1,519,000 in net operating income for the first three months of 2000. For the month of March 2000, these developments had NOI of $492,000, which represents 49% of projected monthly NOI at maturity, and averaged 65% occupancy. The operating results of these 1998 developments are included in the New Store Results in the previous section.

     In addition to the above completed developments, we had 18 storage centers under construction (three of these are being developed through joint ventures) as of March 31, 2000. As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. We currently anticipate opening 20-30 domestic developments by the end of 2000. The actual number of projects could be reduced by various conditions both within and beyond our control. For a further discussion of
these risks, see our 1999 Annual Report on Form 10-K.   The following table
summarizes domestic development projects in progress at March 31, 2000.

                                        Estimated        Total Cost to
                            Number    Completed Cost      Date as of
                              of       of Projects      March. 31, 2000
                           Projects     <F1><F2>             <F1>
                           --------   --------------    --------------
 Consolidated
   Developments:
 Construction in progress    15      $67.1 million     $33.1 million
 Land purchased pending       1       $5.4 million      $1.7 million
   construction
 Unconsolidated
   Developments:
 Construction in progress     3      $11.1 million      $4.5 million
 Expansion of Existing
   Properties:
 Construction in progress     2       $1.8 million      $1.8 million

<F1> Table includes 100% of the costs of projects regardless of our ownership percentage.
<F2> The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 1999 Annual Report on Form 10-K.

     We believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for our pro-rata interest in developments was $665,000 (net operating income of $569,000 less $1,234,000 of interest at 8.5% interest on invested capital) for the first three months of 2000 compared to $607,000 for the same period in 1999. For further discussion of the effect of this dilution, see our 1999 Annual Report on Form 10-K.

EUROPEAN OPERATIONS

     As of March 31, 2000, SSC Benelux & Co., SCA (Benelux SCA), in which we have a 7.57% equity position, was operating in Belgium, Sweden, France, the Netherlands, and the United Kingdom. For a detailed discussion of this investment see EUROPEAN OPERATIONS in our 1999 Annual Report on Form 10-K.

     Our pro rata portion of operating losses before the cumulative effect of a change in accounting principle for European operations was $357,000 and $255,000 for the quarters ended March 31, 2000, and March 31, 1999, respectively. In order to take advantage of the investment opportunity Benelux SCA is accelerating its expansion rate in Europe. Although the operations of existing stores are improving, this expansion will produce losses for the next three to four years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of the European operations are not consolidated in our financial statements, but rather our interest is accounted for under the equity method of accounting. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

                         European Business Summary

     Since 1995, Benelux SCA has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. As of March 31, 2000, Benelux SCA had 30 storage centers operating in 5 countries. The following tables include selective financial and operating information that illustrates the performance and growth of Benelux SCA.

Summary of European Properties:
                                                                  March 31,
                Number    Total                 March 31, 2000      2000
                  of       Net       Estimated  ----------------   % Rate
                 Open   Rentable       Total      Occ.    Rates   Increases
             Properties Sq.Ft.<F1>   Cost <F1>    <F2>   <F2><F3>   <F4>
              --------  --------   -------------  -----  -------   --------
   Country
     Belgium       11    689,000   $37.3 million   67%    $11.39     14%
     France         5    247,000   $16.2 million   86%    $21.05      9%
                    1     61,000    $5.3 million
   Netherlands
     Sweden         9    547,000   $39.4 million   66%    $15.94      3%
     United         4    223,000   $27.0 million
   Kingdom
                   30  1,767,000  $125.2 million

<F1> Total net rentable square feet and estimated total cost when all phases are complete.
<F2> Includes stores that have been operating more than 12 months.
<F3> Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
<F4> In the respective local currencies

Selected Financial Data of Benelux SCA

                                Quarter Ended March 31,
                          -----------------------------------
                               2000                1999
                          ---------------     ---------------
   Total Revenue            $2.8 million        $1.7 million
   Total Assets           $186.5 million       $96.0 million
   Total Bank Debt <F1>   $146.2 million       $78.7 million

<F1>Includes unsecured debt between Benelux SCA and affiliates of $89.5 and
    $66.0 million as of March 31, 2000 and 1999, respectively.

     The self-storage industry is not well established in much of Europe and we believe this presents Benelux SCA with the opportunity to become a dominant player throughout Western Europe. Although we are seeing other industry players entering the European markets, we believe the supply being added to the market still leaves significant opportunity when compared to the overall size of the market. Benelux SCA and its subsidiaries have established expansion plans that focus in four markets: the Benelux region (which includes Belgium, Luxembourg and the Netherlands), France, Scandinavia and the UK. The following sections discuss in detail the performance of existing stores as well as our progress in carrying out these expansion plans.

                      European Same Store Operations

     Our definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance for the quarters ended March 31, 2000 and March 31, 1999.

(dollars in thousands     Three months ended March 31,
except average rent)      -----------------------------
                           2000        1999     % Change
                         --------     -------    -------
Rental revenue            $1,456       $1,322      10.1%
Property operating           631          586       7.7%
  expenses <F1>           ------       ------
Net operating income      $  825       $  736      12.1%
                          ======       ======
Avg. annual rent per      $14.30       $14.03       1.9%
  sq.ft. <F2>
Avg. sq.ft. occupancy         82%          77%
Total net rentable       492,000      492,000
  sq.ft.
# of properties                9            9

<F1> Includes all direct property expenses.  Does not include any allocation of joint expenses incurred, such as off-site management personnel
<F2> Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

     In the first quarter of 2000, revenue increases resulted primarily from a five percentage point increase in occupancy. Revenue growth in US dollars was reduced due to a change in currency exchange rates from the first quarter of 1999 to the same period in 2000. Same Store rental rates rose an average of 2% when measured in U.S. dollars and 16% in local currency.

                           European Development

     The following table summarizes European developments by country in U.S. dollars:

                                                            Total Net
                                                         Rentable Sq. Ft.
                         Number of       Estimated       when all phases
                         Properties     Total Cost <F1>    are complete
                        -----------    --------------    ---------------
     Opened in 2000
       France                1          $6.0 million          68,000
       United Kingdom        1          $7.1 million          44,000

     Opened in 1999
       Belgium               2          $6.1 million         137,000
       France                1          $3.9 million          54,000
       Netherlands           1          $5.3 million          61,000
       Sweden                5         $22.4 million         287,000
       United Kingdom        3         $19.9 million         139,000

     Opened in 1998
       Belgium               3          $9.7 million         185,000
       Sweden                4         $17.0 million         260,000

<F1>  The actual completed cost of this project could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 1999 Annual Report on Form 10-K.

     During the first quarter of 2000, Benelux SCA opened 2 storage centers with an estimated total cost of $13.1 million and net rentable square feet of 112,000 when all phases are complete. After 2 months of operation, these stores have an average occupancy of 9% and generated $179,000 in net operating losses for the first quarter of 2000.

     Of the 12 storage centers opened in 1999, 11 opened in the last two months of the year. These 12 storage centers have an estimated total cost of $57.6 million and net rentable square feet of 678,000 when all phases are complete. These storage centers generated $616,000 in net operating losses for the quarter ended March 31, 2000.

     The seven storage centers opened during 1998 had an average occupancy of 52% after an average of 17 months of operations and together generated $393,000 in net operating income for the quarter ended March 31, 2000. For the month ended March 31, 2000, net operating income for these developments represented 38% of projected monthly NOI at stabilization (as measured in the relevant local currency).

     In addition to the above completed developments, Benelux SCA has eight European storage centers currently under construction and has purchased land for a ninth center. These developments are located as follows: three in France, three in the Netherlands, one in Sweden, one in Belgium and one in the United Kingdom. Additionally, they have purchased nine sites in France, 10 in Sweden and one in Belgium in which construction has not yet started. The following table summarizes European development projects in progress at March 31, 2000:

                                        Estimated     Total Cost
                              Number    Completed         to
                                of       Cost of       Date as of
                           Projects   Projects <F1>  March. 31, 2000
                           --------   ------------   ---------------
   New Developments
   Construction in Progress
     France                     3     $14.1 million    $5.5 million
     Netherlands                3     $12.4 million    $5.0 million
     Sweden                     1      $4.1 million    $0.2 million
     United Kingdom             1      $8.5 million    $6.5 million

   Land purchased pending
   construction
     Belgium                    1      $4.0 million    $1.8 million

<F1> The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 1999 Annual Report on Form 10-K.

     In the current state of the European self storage market, we believe that a strategy of growth through development will result in higher returns over the long-term. However, as discussed earlier, this development strategy creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion, see DOMESTIC DEVELOPMENT in our 1999 Annual Report on Form 10-K.

OTHER REAL ESTATE INVESTMENTS

     The following table shows income (loss) from unconsolidated real estate investments for the three months ended March 31, 2000 and 1999. All income and loss amounts reflect our pro rata ownership percentage.

Income (Loss) from Other Real Estate Investments
(dollars in thousands)        Three months ended
                                  March 31,
                            ---------------------
                               2000        1999
                            ---------   ---------
Containerized storage         $(503)     $  (771)
Unconsolidated joint           (391)        (188)
  ventures
Participating mortgages         387          397
European Operations            (387)        (586)
                             ------      -------
     Total                   $ (894)    $ (1,148)
                             ======     ========

                           Containerized Storage

     As discussed in our 1999 Annual Report on Form 10-K, we have invested in Shurgard Storage To Go, Inc., (STG) a containerized storage business.
We own nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax. As of March 31, 2000, our gross investment in STG was $5.0 million and we have committed to lend up to $12.2 million under three unsecured five-year notes to fund negative cash flow during the rent up phase. At March 31, 2000, $11.2 million was outstanding. Our pro rata portion of STG losses was $503,000 for the three months ended March 31, 2000, and $771,000 for the three months ended March 31, 1999, which includes the write-off of start-up costs in accordance with SOP 98-5 totaling $92,000. Although containerized storage revenues are up 32% over the first quarter of 1999, we expect expenses will continue to exceed revenues in 2000. We currently estimate that our pro rata portion of 2000 losses will total $1.6 million, including $1 million of depreciation. However, we expect earnings before interest, taxes and depreciation to turn positive some time during the last half of the year. There is, of course, no assurance that this expectation will be met as numerous factors affect profitability. For a detailed discussion of those factors, see our Annual Report on Form 10-K. Additionally, we currently guarantee $10.1 million in lease obligations for STG.

                       Unconsolidated Joint Ventures

     Pursuant to our affiliation agreements with two storage operators, we have entered into 23 joint ventures in which our economic interests range from 50% to 90%. As of March 31, 2000, we had invested a total of $24.4 million in these joint ventures. Our pro rata portion of joint venture losses totaled $391,000 ($116,000 of income before depreciation and amortization) for the three months ended March 31, 2000, as losses from new properties added during the previous and current year offset earnings from stabilized properties. Our pro rata portion of losses for these joint ventures totaled $188,000 ($209,000 of income before depreciation and amortization) for the three months ended March 31, 1999. We have guaranteed our pro-rata portion of certain joint venture loans totaling $30.6 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions elsewhere in this Quarterly Report on Form 10-Q (Same Stores, Domestic Acquisitions or Domestic Development) under INTERNAL GROWTH.

                          Participating Mortgages

     We have $13.2 million invested in three participating mortgage loans. All three mortgages are non-recourse to the borrower, bear interest at 8% per annum and mature in January 2005. These loans are secured by real estate, including four storage centers and office/warehouse space. We receive contingent interest payments from the mortgaged properties equal to 50% of both operating cash flow and distributions from the gain on sale of real property, as defined. We have options to purchase the properties at established prices, that are exercisable from January 2000 until January 2005.

OTHER OPERATIONS

     Interest expense for the first three months of 2000 increased $2.1 million over the first three months of 1999 due to an increase in our outstanding debt balance from $378.5 million at March 31, 1999 to $457.3 million at March 31, 2000. Additionally, during the first three months of 2000, we capitalized $2.0 million in interest related to the construction of domestic storage centers, while $2.1 million in interest was capitalized in the first quarter of 1999.

FUNDS FROM OPERATIONS

    Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) October, 1999, White Paper on Funds from Operations, is defined as net income (calculated in accordance with GAAP) including non-recurring events, except for those defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred stockholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. Our 1999 financial information has been restated to reflect the new definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

                             Quarter ended March. 31,
                            --------------------------
                               2000           1999
                            -----------    ----------
Net income                   $11,299       $ 9,798
Non-recurring                                1,545
  revenue/expenses
Preferred dividend            (2,188)       (2,188)
Depreciation/amortization      9,902         9,048
Depreciation/amortization
  from unconsolidated joint
  ventures and subsidiaries     (409)          116
Deferred financing costs        (256)         (280)
                             -------       -------
FFO as currently defined     $18,348       $18,039
                             =======       =======

     FFO for the first three months of 2000 rose $0.3 million over FFO for the first three months of 1999. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments offset by financing costs and increased expenses in marketing and real estate taxes. Additionally, improvements in the operating performance of our containerized storage business contributed $172,000 to this increase. Non-recurring revenue and expenses for 1999 in the table above includes the effect of cumulative change in accounting princple relating to SOP 98-5 for both consolidated entities and our pro-rata potion of unconsolidated joint ventures. (See Note A)


LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 2000, we invested $25.1 million in domestic development and expansion projects, $3.3 million on acquisitions and $1.4 million in capital improvements to our existing portfolio and other capital improvements. The $1.4 million increase in other real estate investments consists primarily of $1.2 million invested in unconsolidated joint ventures and $0.2 million invested in our containerized storage operation.

     As part of our efforts to identify alternative capital funding options for our on going development, we entered into a definitive term sheet with a major institutional investor. The joint venture, when fully funded, will be capitalized with approximately $160 million financed through a combination of senior mortgage debt and equity. We expect the joint venture agreement will be executed in the next 30 days, with the contribution of initial properties to the joint venture expected to happen in the second quarter of 2000.

     The balance on the domestic line of credit increased $23.0 million from December 31, 1999 to March 31, 2000. Draws on the line of credit were used to fund development and acquisition activity, as well as general corporate purposes. We have an unsecured domestic line of credit to borrow up to $200 million at a spread over LIBOR, maturing September 30, 2001, with the option to extend until September 2002. The amount available and the spread vary based on the terms of the agreement; as of March 31, 2000, the current available amount is $200 million, of which approximately $125.0 million was outstanding. At March 31, 2000, the weighted average interest rate was 7.3%. At March 31, 2000, the ratio of the Company's debt to total assets before depreciation was 35% and its debt to total market capitalization was 35%.

     We anticipate funding 2000 growth and our ongoing development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. We intend to pursue joint ventures with private institutions and public pension funds to provide these alternative sources of capital. Additionally, we anticipate reducing our payout ratio in order to retain cash flow for growth. We believe that our cash flow in 2000 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the three months ended March 31, 2000 was $23.5 million compared to $22.0 million for the same period of 1999. On April 27, 2000, we declared a dividend of $0.51 per share to be paid on May 26, 2000. This dividend is approximately 81% of first quarter FFO.


Part II, Item 5:  Other Information
Supplemental Financial Data

Pro Rata Statement of Assets and Liabilities at Historical Cost <F1>
March 31, 2000
(Unaudited)             Consoli-  Unconsoli-
                         dated       dated      Total   European
(in thousands)          Domestic   Domestic   Domestic    Self
                       Operations Operations Operations  Storage    Total
                       ---------- ---------- ----------  -------  ---------
Operating storage        $962,963  $  66,828 $1,029,791  $  9,578 $1,039,369
  centers
Construction in
  progress                 58,698      6,501     65,199     1,611     66,810
Containerized storage
  assets                               3,839      3,839                3,839
Corp. Office               14,238      1,816     16,054               16,054
Accumulated
  depreciation           (131,350)    (5,738)  (137,088)     (484)  (137,572)
                       ----------  ---------  ---------  --------  ---------
  Storage assets, net     904,549     73,246    977,795    10,705    988,500

Participating
  mortgages                13,202                13,202               13,202
Cash and Other assets      70,959      5,159     76,118       517     76,635
Amortizable assets         29,428      1,845     31,273               31,273
                        ---------   --------  ---------    ------  ---------
     Total assets       1,018,138     80,250  1,098,388    11,222  1,109,610
                        =========   ========  =========    ======  =========

Accounts payable and       30,316      3,071     33,387         3     33,390
other liabilities
Lines of credit           125,005     38,843    163,848              163,848
Notes payable             241,358     30,827    272,185              272,185
                        ---------   --------   --------    ------  ---------
     Total liabilities    396,679     72,741    469,420         3    469,423
                        =========   ========   ========    ======  =========

<F1> The information is presented on a combined basis and represents both consolidated and unconsolidated entities at pro rata ownership percentages.

Other Selected Pro Rata Self Storage Operating Data <F1>
For the 3 months ended March 31, 2000
                              Historical
                     NOI         Cost
                  ---------   ----------
Domestic:
     Same store    $  28,562   $  893,536
     New store         2,397      136,255
                  ----------   ----------
                      30,959    1,029,791
                  ==========   ==========
European:
     Same store           62        2,099
     New store           (44)       7,479
                  ----------   ----------
                          18        9,578
                  ==========   ==========

<F1> The information  is presented on a combined basis and
represents both consolidated and unconsolidated entities at pro rata ownership percentages.

Summary of Operating Self Storage Properties at March 31, 2000
                        Domestic            European             Total
                   -------------------  ----------------   -----------------
                    Number     Net      Number    Net     Number     Net
                      of     Rentable     of    Rentable    of     Rentable
                   Proper-    Square    Proper-  Square   Proper-   Square
                    ties       Feet      ties     Feet     ties      Feet
                    ------  ----------   ------  -------   -----  ----------
100% owned             260   17,097,000       -         -     260  17,097,000
Partially owned,
consolidated            47    2,993,000       -         -      47   2,993,000
Partially owned,
unconsolidated          22    1,351,000      30  1,767,000     52   3,118,000
Fee managed
                        33    1,851,000       -         -      33   1,851,000
                    ------   ----------  ------  ---------  -----  ----------
                       362   23,292,000      30  1,767,000    392  25,059,000
                    ======   ==========  ======  =========  =====  ==========



Part II, Item 6:  Exhibits and Reports on Form 8-K
Exhibits:
     Exhibit 10.1- Third Amendment to the Second Amended and Restated Loan
                   Agreement
     Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

      On February 8, 2000, we filed Form 8-K which disclosed the Company's operating results for the fourth quarter and year ended December 31, 1999.


                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  May 10, 2000    By: /s/ Harrell Beck
                           Harrell Beck
                           Chief Financial Officer, Chief Accounting
                           Officer and Authorized Signatory