Form 10-Q
period 2000-06-30
SHURGARD STORAGE CENTERS INC
filed 2000-08-11
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at August 1, 2000:
      Class A Common Stock, $.001 par value, 29,743,324 shares
        outstanding
      Class B Common Stock, $.001 par value, 154,604 shares outstanding

                    Shurgard Storage Centers, Inc.

             Part I, Item 1:  Consolidated Balance Sheets
               (Amounts in thousands except share data)
                                           June 30,
                                             2000     December 31,
                                          (unaudited)     1999
                                          -----------  -----------
Assets
 Storage centers:
  Land                                    $  229,796   $ 228,601
  Buildings and equipment, net               795,057     761,921
  Construction in progress                    72,012      49,939
                                          -----------  ----------
       Total storage centers               1,096,865   1,040,461
 Other real estate investments                35,685      33,929
 Cash and cash equivalents                     9,735      11,645
 Restricted cash and investments               8,109       7,166
 Other assets                                 59,147      60,025
                                          -----------  ----------

  Total assets                            $1,209,541   $1,153,226
                                          ===========  ==========

Liabilities and Shareholders' Equity
 Accounts payable and other liabilities   $   34,610   $  34,312
 Lines of credit                             141,480     102,002
 Notes payable                               344,996     332,347
                                          -----------  ----------
       Total liabilities                     521,086     468,661
                                          -----------  ----------
 Minority interest in other real estate
  investments                                 42,355      40,763

 Commitments and contingencies (Notes D, E and F)

 Shareholders' equity:
  Series B Cumulative Redeemable Preferred
   Stock;$0.001 par value; 2,300,000
   authorized; 2,000,000 shares issued and
   outstanding; liquidation
   preference of $50,000                      48,056      48,056
  Series C Cumulative Redeemable Preferred
   Stock;$0.001 par value: 2,000,000
   authorized; 2,000,000
   shares issued and outstanding;
   liquidation preference of $50,000          48,115      48,115
  Class A Common Stock, $0.001 par value;
   120,000,000 authorized; 29,183,429 and
   29,585,301 issued and outstanding         623,461     611,973
  Class B Common Stock, $0.001 par value;
   500,000 authorized, 154,604 issued
   and outstanding; net of loans to
   shareholders of $3,840                      (924)     (1,086)
  Accumulated net income less
   distributions                             (72,608)    (63,256)
                                          -----------  ----------
       Total shareholders' equity            646,100     643,802
                                          -----------  ----------

  Total liabilities and shareholders'
   equity                                 $1,209,541   $1,153,226
                                          ===========  ==========

                    Shurgard Storage Centers, Inc.

        Part I, Item 1:  Consolidated Statements of Net Income
                              (unaudited)
             (Amounts in thousands except per share data)
                                     For the three     For the three
                                     months ended      months ended
                                     June 30, 2000     June 30, 1999
                                    -------------      --------------
     Revenue
     Rental                            $    49,058       $  43,184
     Other real estate
       investments                            (748)           (696)
     Property management                       372             355
                                       ------------      -----------
          Total revenue                     48,682           42,843
                                       ------------      -----------
     Expenses
     Operating expense                      14,242            11,341
     Depreciation and amortization           9,792             8,974
     Real estate taxes                       4,302             3,855
     General, administrative and other       1,356             1,189
                                       ------------      -----------
          Total expenses                    29,692            25,359
                                       ------------      -----------

     Income from operations                 18,990            17,484
                                       ------------      -----------

     Interest and other income                 841               290
     Interest expense                       (7,900)           (5,262)
                                       ------------      -----------
          Other income (expense), net       (7,059)           (4,972)
                                       ------------      ------------

     Minority interest                       1,382               630
                                       ------------      ------------
     Income before cumulative effect of
       a change in accounting
       principle                            13,313            13,142

     Cumulative effect of a change in
       accounting principle
                                       -----------       -----------
     Net income                        $    13,313       $    13,142
                                       ============      ===========


     Basic net income per common share:
     Income before
       change in accounting principle  $      0.38       $     0.38
     Cumulative effect of a change in
       accounting principle
                                       ------------      -----------
     Net income                        $      0.38       $     0.38
                                       ============      ===========

     Diluted net income per common share:
     Income before
       change in accounting principle  $      0.38       $     0.38
     Cumulative effect of a change in
       accounting principle
                                       ------------      -----------
     Net income                        $      0.38       $     0.38
                                       ===========        ===========

     Distributions per common share:   $      0.51       $     0.50
                                       ============      ===========

                    Shurgard Storage Centers, Inc.

        Part I, Item 1:  Consolidated Statements of Net Income
                              (unaudited)
             (Amounts in thousands except per share data)
                                     For the six        For the six
                                     months ended       months ended
                                    June 30, 2000      June 30, 1999
                                    --------------     --------------
    Revenue
     Rental                           $     93,825       $    83,993
     Other real estate
       investments                          (1,643)           (1,844)
     Property management                       759               710
                                      -------------      ------------
          Total revenue                     92,941            82,859
                                      -------------      ------------

    Expenses
     Operating expense                      27,113            22,712
     Depreciation and amortization          19,695            18,022
     Real estate taxes                       8,570             7,495
     General, administrative
       and other                             2,488             2,180
                                      -------------      ------------
          Total expenses                    57,866            50,409
                                      -------------      ------------

     Income from operations                 35,075            32,450
                                      -------------      ------------

     Interest and other income               1,614               579
     Interest expense                      (14,867)          (10,149)
                                      -------------      ------------
          Other income (expense), net      (13,253)           (9,570)
                                      -------------      ------------

     Minority interest                       2,790             1,158
                                      -------------      ------------
     Income before cumulative effect of
       a change in accounting
       principle                            24,612            24,038

     Cumulative effect of a change in
       accounting principle                                  (1,098)
                                      -------------      ------------
     Net income                       $     24,612       $    22,940
                                      =============      ============


     Basic net income per common share:
     Income before  change in accounting
       principle                     $        0.69       $      .69
     Cumulative effect of a change in
       accounting principle                                    (.05)
                                     --------------      ------------
     Net income                      $        0.69       $      .64
                                     ==============      ===========

     Diluted net income per common share:
     Income before  change in accounting
       principle                     $        0.69       $     0.69
     Cumulative effect of a change in
       accounting principle          $                         (.05)
                                     --------------      ------------
     Net income                      $        0.69       $     0.64
                                     ==============      ============

     Distributions per common share: $        1.01       $     0.99
                                     ==============      ===========

                    Shurgard Storage Centers, Inc.

        Part I, Item 1:  Consolidated Statements of Cash Flows
                              (unaudited)
                        (Amounts in thousands)
                                           Six months    Six months
                                             ended         ended
                                            June 30,      June 30,
                                              2000          1999
                                          -----------    ----------
Operating activities:
  Net income                               $   24,612    $  22,940
  Adjustments to reconcile earnings to net cash
  provided by operating activities:
     Cumulative change in accounting
       principle                                              1,098
     Depreciation and amortization            19,695         18,022
     Loss from other real estate
       investments                             2,845          2,962
     Minority interest in earnings from investments
     in other real estate investments         (2,790)        (1,158)
     Changes in operating accounts:
       Restricted cash                          (943)          (153)
       Other assets                           (2,331)          1,851
       Accounts payable and other
        liabilities                            1,303          (1,280)
                                           -----------   ------------
       Net cash provided by operating
          activities                          42,391          44,282
                                           -----------   ------------

Investing activities:
  Construction, acquisition and improvements to
     storage centers                         (65,605)        (60,897)
  Purchase of other real estate
     investments                              (3,165)         (4,074)
  Decrease in cash and cash equivalents as a
     Result of deconsolidation (Note A)                       (1,301)
  Purchase of non-competition agreements
     and other amortizable assets                (92)           (575)
  Increase in loans to affiliates               (711)           (358)
  Purchase of additional interest in an
     affiliated partnership                                   (1,191)
  Distributions in excess of earnings from
     other real estate investments               323             245
                                           ----------    ------------
       Net cash used in investing
         activities                          (69,250)        (68,151)
                                           -----------   ------------

Financing activities:
  Net proceeds from notes payable             12,649         21,126
  Net proceeds from lines of credit           39,478         27,380
  Payment of loan costs                          (43)        (1,983)
  Proceeds from payment on loan
     to shareholder                              165
  Proceeds from issuance of common stock       2,282          3,211
  Distributions paid                         (33,963)       (33,098)
Contributions received from minority
     partners                                  5,026          7,650
  Distributions to minority partners            (645)          (478)
                                           -----------   ------------
       Net cash provided by financing
         activities                           24,949         23,808

Decrease in cash and cash equivalents         (1,910)           (61)
Cash and cash equivalents at beginning
  of period                                    11,645         9,474
                                           -----------   -----------
Cash and cash equivalents at end of period $    9,735    $    9,413
                                           ===========   ===========

Supplemental schedule of cash flow information:
  Cash paid for interest                   $  18,628     $   16,599
                                           ==========    ===========

Supplemental Schedule of Noncash Investing Information:
  Common stock issued as consideration for
     partnership interests                 $    9,213
                                           ==========

                    Shurgard Storage Centers, Inc.
      Part I, Item 1:  Notes to Consolidated Financial Statements
                    Six Months Ended June 30, 2000
                              (unaudited)

Note A - Basis of Presentation
     The consolidated financial statements include the accounts of Shurgard Storage Centers, Inc. and its subsidiaries, including U.S. and foreign subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
     Beginning with the year ended December 31, 1999, European operations are no longer being consolidated, but are reported under the equity method. All financial information for 1999 reflects this change.
     The consolidated financial statements included in this report are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consisted only of normal recurring items. The interim financial statements should be read in conjunction with our 1999 Annual Report. Interim results are not necessarily indicative of results for a full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     On April 3, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organization expenses to be expensed as incurred. We have implemented SOP 98-5 in the first quarter of 1999. This initial application for consolidated entities is reported as a cumulative effect of a change in accounting principle.
     Basic average shares outstanding for the six months ended June 30, 2000 and 1999 were 29,363,484 and 29,032,756, while the three months ended June 30, 2000 and 1999 were 29,368,583 and 29,068,594, respectively. Diluted average shares outstanding for the six months ended June 30, 2000 and 1999 were 29,435,192 and 29,071,238, while the three months ended June 30, 2000 and 1999 were 29,440,612 and 29,125,943, respectively.
     Certain amounts in the 1999 financial statements have been reclassified to conform to the current presentation.

Note B - Lines of Credit

     We have an unsecured domestic line of credit to borrow up to $200 million at a spread over LIBOR, maturing September 30, 2001, with the option to extend until September 2002. The amount available and the spread vary based on the terms of the agreement; as of June 30, 2000, the current available amount is $200 million of which $141.5 million was outstanding. At June 30, 2000, the weighted average interest rate was 7.83%. Covenants on this line of credit restrict our dividends to no more than 95% of funds from operations (as defined by the National Association of Real Estate Investment Trusts) and require us to maintain certain financial ratios.

NOTE C - Notes Payable
      (in thousands)                     June 30,      Dec. 31,
                                           2000          1999
                                         --------     ---------
     Note payable to financial            $122,580    $122,580
     services company
     Senior notes payable                  100,000     100,000
     Mortgage notes payable                122,416     109,767
                                          ---------   ---------

                                          $344,996    $332,347
                                          =========   =========

     The maturities of principal on debt are approximately $175.5 million in 2001; $62.2 million in 2002; $57.3 million in 2004; $50 million in 2007. Each of these notes contains covenants which require us to submit financial information and maintain certain financial ratios. For a further discussion see NOTE G-Notes Payable in our 1999 Annual Report on Form 10-K.
Note D - Storage Centers
     Building and equipment are presented net of accumulated depreciation of $151.3 million and $133.9 million as of June 30, 2000 and December 31, 1999, respectively. We have entered into 33 construction contracts for developments of new or improvements to existing storage centers. Outstanding commitments under these contracts total $45.7 million.
Note E - Shareholders' Equity
     During the first six months of 2000, 84,229 shares of Class A common stock were issued in connection with our Dividend Reinvestment Plan (the Plan). Additionally, 19,785 shares were issued in connection with the exercise of employee stock options and the Employee Stock Purchase Plan.
     Under the March 24, 1995 merger agreement between us and Shurgard Incorporated, we were contingently obligated to issue additional shares to former Shurgard Incorporated shareholders as consideration for certain partnership interests held by Shurgard Incorporated which were not valued at the time of the merger. During the second quarter of 2000, we issued 387,933 shares related to this obligation. This is the final issuance of shares related to this obligation.
     On April 27, 2000, the Board approved the extension of maturity dates of certain promissory notes to Class B common stockholders to March 1, 2003. The extended notes require quarterly payments of interest only at 200 basis points above LIBOR beginning September 1, 2000.

Note F -Contingent Liability and Commitments
     As a general partner, we are contingently liable for the debt of a European joint venture, which at June 30, 2000 totaled $130.2 million. We have also guaranteed all or portions of the debt of certain domestic joint ventures and joint venture partners, which at June 30, 2000 totaled $31.3 million.
     Additionally, we have guaranteed $10.2 million in lease obligations for Shurgard Storage to Go, Inc., a containerized storage business. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax.
     Under the terms of the SFPI agreement executed in connection with the formation of SFPI, we were granted an option to acquire all fifteen of the properties owned by SFPI. The purchase option is exercisable at certain times between December 15, 2000, and December 31, 2002, depending upon the performance of the properties. The purchase price for the properties upon exercise of the option is based on a 9 1/4 capitalization rate applied to the net operating income of the properties for the three or four-month period preceding the exercise of the option subject to a floor. If the properties meet certain performance criteria, we are committed to make an option payment of $7.5 million. If we choose to exercise the option, the option payment will be applied toward the purchase price of the properties. We intend to exercise our option in December 2000, with closing anticipated in early 2001.

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

     Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following tables illustrate the results using the 2000 Same Store and New Store base for reportable segments as of and for the three months and six months ended June 30, 2000 and 1999. Same Stores includes all stores acquired prior to January 1, 1999, and domestic developments opened prior to January 1, 1998. New Stores represents all stores acquired after January 1, 1999, and domestic developments opened after January 1, 1998:

(in thousands)
                      Same Stores  New Stores    Disposed    Total
                      -----------  ----------    --------    ------
Quarter ended
June 30, 2000
Rental revenue         $  45,697   $  6,715                $52,412
Less unconsolidated
joint ventures            (2,621)      (733)                (3,354)
                         -------   ---------    --------   --------
Consolidated revenue      43,076      5,982                 49,058

Operating expenses        12,905      2,690                 15,595
Less unconsolidated
joint ventures             (780)      (421)                 (1,201)
                        --------   ---------    --------   --------
Consolidated
operating                 12,125      2,269                 14,394
expenses                 -------   ---------    --------   --------

Consolidated NOI       $  30,951   $  3,713     $          $34,664
                        ========   =========    ========   =========

Quarter ended
June 30, 1999

Rental revenue         $  42,802   $  2,384     $  618     $45,804
Less unconsolidated
joint ventures           (2,413)      (207)                (2,620)
                        --------   ---------    --------   --------
Consolidated revenue      40,389      2,177        618      43,184

Operating expenses        12,215      1,203        258      13,676
Less unconsolidated
joint ventures             (730)      (142)                  (872)
                       ----------  ---------    --------   ---------
Consolidated              11,485      1,061        258      12,804
operating               --------   ---------    --------   ---------
expenses

Consolidated NOI       $  28,904   $  1,116     $  360     $30,380
                       =========   =========    ========   ========

(in thousands)

                      Same Stores  New Stores   Disposed    Total
                      -----------  ----------   --------   -------
Six months ended
June 30, 2000
Rental revenue         $  88,722   $ 11,482                $100,204
Less unconsolidated
joint ventures           (5,050)    (1,329)                  (6,379)
                       ---------   ---------    --------   ---------
Consolidated revenue      83,672     10,153                   93,825

Operating expenses        25,689      4,846                   30,535
Less unconsolidated
joint ventures           (1,527)      (805)                   (2,332)
                        --------   ---------    --------   ---------
Consolidated
operating                 24,162      4,041                   28,203
expenses                --------   ---------    --------   ---------

Consolidated NOI       $  59,510   $  6,112     $          $  65,622
                       =========   ========     ========   =========

Six months ended
June 30, 1999

Rental revenue         $  83,768   $  4,000      1,225     $  88,993
Less unconsolidated
joint ventures            (4,667)      (333)                  (5,000)
                        --------   ----------   --------   ---------
Consolidated revenue      79,101      3,667      1,225        83,993

Operating expenses        24,056      2,215        452        26,723
Less unconsolidated
joint ventures            (1,350)      (240)                  (1,590)
                        --------   ---------    --------   ----------
Consolidated              22,706      1,975        452        25,133
operating               --------   ---------    --------   ----------
expenses

Consolidated NOI       $  56,395   $  1,692     $  773     $  58,860
                       =========   ========     ======     =========

     The following table reconciles the reportable segments' rental revenue per the table above to consolidated total revenue for the quarters and six months ended June 30, 2000 and 1999.

(in thousands)                 Three months ended     Six months ended
                                    June 30,              June 30,
                              --------------------   -----------------
                               2000         1999       2000      1999
                             --------     -------    -------   -------
Consolidated rental revenue  $49,058      $43,184    $93,825   $83,993
Other real estate
investments                     (748)        (696)    (1,643)   (1,844)
 income (loss)
Property management revenue      372          355        759       710
                             --------      -------    -------   -------
Total revenue                $48,682      $42,843    $92,941   $82,859
                             =======      =======    =======   =======

     The following table reconciles the reportable segments' NOI per the table above to consolidated net income for the quarter and six months ended June 30, 2000 and 1999.

(in thousands)                Three months ended       Six months ended
                                    June 30,               June 30,
                             ---------------------    -----------------
                               2000         1999       2000       1999
                            ---------    -------     -------    -------
Consolidated NOI            $  34,664    $30,380     $65,622    $58,860
Other real estate
investments income (loss)       (748)      (696)      (1,643)     (1,844)
Property management revenue       372        355         759         710
Other operating expenses      (4,150)    (2,392)      (7,480)     (5,073)
Depreciation and
 amortization                 (9,792)    (8,974)     (19,695)    (18,022)
Interest expense              (7,900)    (5,262)     (14,867)    (10,149)
General and Administrative    (1,356)    (1,189)      (2,488)     (2,180)
Interest & other income           841        290       1,614         578
Minority interest               1,382        630       2,790       1,158
Change in accounting
principle                                                         (1,098)
                           ----------    -------      -------    --------

Net income                  $  13,313    $13,142    $  24,612    $22,940
                            =========   ========    =========    ========

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

      When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO UNCERTAINTIES INCLUDING THE RISK THAT COMPETITION FROM NEW SELF STORAGE FACILITIES OR OTHER STORAGE ALTERNATIVES MAY CAUSE RENT TO DECLINE AND MAY CAUSE OCCUPANCY RATES TO DROP, TAX LAW CHANGES MAY CHANGE THE TAXABILITY OF FUTURE INCOME, INCREASES IN INTEREST RATES MAY INCREASE THE COST OF REFINANCING LONG TERM DEBT, AND WE MAY BE AFFECTED BY LITIGATION OR LEGISLATION RELATING TO LATE FEES. ACTUAL RESULTS MAY DIFFER IF INCREASES IN LABOR, TAXES, MARKETING AND OTHER OPERATING AND CONSTRUCTION EXPENSES OCCUR. Other factors which could affect our financial results are described below and in Item 1 (Business) and Item 7A of our most recent Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. Shurgard Storage Centers, Inc. (the Company) disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

INTERNAL GROWTH

     The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following tables summarize Same Store operating performance for the second quarter and first six months of 2000 and 1999:

                          Same Store Results
(dollars in thousands          Three months ended June 30, <F1>
except average rent)          --------------------------------
                               2000          1999        % Change
                            --------       --------      ---------
Rental revenue              $ 45,697       $ 42,802        6.8%
Property operating            12,905         12,215        5.6%
expenses <F2>                ---------      ----------
Net operating income        $ 32,792       $ 30,587        7.2%
                            =========      =========
Avg. annual rent per sq.    $  10.78       $  10.29        4.8%
ft. <F3>
Avg. sq. ft. occupancy           88%            86%
Total net rentable sq.      18,015,000     18,015,000
ft.
Number of properties             277            277

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

     In order to accelerate revenue growth, we undertook a number of sales and marketing initiatives during the first quarter of 2000. As indicated in our Annual Report on Form 10-K, the kick off of these initiatives was expected to result immediately in higher expenses with revenue gains growing over the first three quarters of 2000. Total initiative related expenses for the second quarter are on target, and we are beginning to see the acceleration of revenue growth. We have experienced Same Store revenue growth increases from 4.2% in the fourth quarter of 1999 to 5.0% and 6.8% in the first and second quarter of 2000, respectively. We believe the full impact of these initiatives could, if successful, result in year over year Same Store revenue gains in the range of 8% to 9%.
     Same Store revenue for the second quarter of 2000 is up 6.8% over the same quarter in 1999. Revenue gains were primarily a function of a 4.8% increase in rental rates, and a 2.0% increase in occupancy over the prior year quarter. Increases in rental revenues were partially offset by a decline in Ryder truck rentals and late fee revenue. Direct property operating expenses rose 5.6% as compared to the same period last year due to increases in marketing and personnel expenditures. Net operating income (NOI) increased 7.2% over the prior year quarter. As expected, we incurred additional costs related to implementation of our new initiatives, but have started to see positive results as reflected in our revenue growth.
     Statements regarding the expected impact of our new sales initiatives on revenues and expenses are based on several assumptions and actual results could differ materially from those indicated. The risks and uncertainties that may cause these statements to be incorrect include the risks that the revenue initiatives will not be successful, that revenue gains will not be as great as anticipated or realized in the time frame expected, and that our expenses or revenues will be affected by other factors not specifically related to the new initiatives.

(dollars in thousands except         Six months ended June 30,<F1>
average rent)                   ---------------------------------------
                                   2000            1999        % Change
                                ---------       --------       --------
Rental revenue                  $  88,722       $ 83,768         5.9%
Property operating expenses        25,689         24,056         6.8%
<F2>                             ---------       ---------
Net operating income            $  63,033       $ 59,712         5.6%
                                =========       =========
Avg. annual rent per sq. ft.    $   10.67         $10.23         4.3%
<F3>
Avg. sq. ft. occupancy                87%            85%
Total net rentable sq. ft.       18,015,000      18,015,000
Number of properties                  277            277

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

     Same store NOI for the first six months of 2000 rose 5.6% over the same period last year primarily due to rent increases. Revenue gains were partially offset by declines in Ryder truck rentals and late fee revenue. Direct operating expenses for the first six months of 2000 increased 6.8% due to increases in real estate taxes due to higher assessments, and increased marketing expenditures related to our new initiatives.

                           New Store Results

     Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year.

(dollars in thousands      Three months ended      Six months ended
except average rent)           June 30, <F1>           June 30, <F1>
                            ------------------     ------------------

                             2000        1999        2000       1999
                            ------      ------     -------     ------
Rental revenue              $6,715      $2,384     $11,482     $4,000
Property operating           2,690       1,203      4,846       2,215
expenses<F2)                -------     ------     -------     -------
Net operating income        $4,025      $1,181     $6,636      $1,785
                            =======     ======     =======     =======
Number of properties            62         31         62          31
Number of property months      171         88        325         164
<F3>

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

                         Domestic Acquisitions

     During the first six months of 2000, we purchased two storage centers totaling 175,000 net rentable square feet at a total cost of $14.3 million (including the cost associated with the related non-competition agreements.) These properties are located in California and Texas. Operating data on these acquisitions is the same for the quarter and six months ended June 30, 2000 as one of the properties was purchased on March 28, 2000 and the second property was purchased during the second quarter ended June 2000.

   Dollars in thousands except           Quarter
   average rent                       Ended June 30,
   Results of 2000 Acquisitions <F1>       2000
                                      --------------
   Rental revenue                       $     357
   Property operating expenses <F2>            83
                                        ---------
   Net operating income                 $     274
                                        =========
   Avg. annual rent per sq.ft. <F3>     $   12.24
   Avg. sq.ft. occupancy                      78%
   Total net rentable sq.ft.              175,000
   Number of properties                         2
   Number of property-months <F4)               5
   Purchase price                       $  14,319

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

Dollars in thousands except      Three months ended     Six months ended
rent                                  June 30, <F1>        June 30, <F1>
                                --------------------- --------------------
Results for 1999 Acquisitions    2000         1999       2000       1999
                                ------       ------     -------    ------
Rental revenue                  $  530       $  102     $ 1,023    $  102
Property operating
expenses <F2>                      175           14         347        14
                                ------        -----      ------    ------
Net operating income               355           88         676        88
                                ======        =====       =====    ======
Avg. annual rent per sq.ft<F3>  $11.75       $10.56      $11.59    $10.56

Avg. sq. ft. occupancy             81%          88%         80%       88%

Total net rentable sq.ft.      209,000       92,000     209,000    92,000

Number of properties                 5            2           5         2

Number of property-months <F4>      15            3          30         3

Purchase price                 $13,251

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

     Increases in revenue and NOI for the second quarter and six months ended June 30, 2000 reflect the increase in the number of stores as compared to the prior year periods. Decreases in occupancy over the prior periods reflect the acquisition of stores that were in rent up at acquisition. For the one month ended June 30, 2000, these acquisitions had net operating income of $130,000 which represents 89% of projected monthly NOI at maturity. The yield for these 1999 acquisitions is 10.2% (calculated as actual net operating income for the first six months of 2000, annualized, divided by the purchase price).
     We have entered into an agreement with a California developer under which it will purchase sites in Southern California and construct storage centers on them according to our specifications. Upon completion of the rent-up period, the storage centers are purchased by a joint venture (in which we hold a majority interest). During 1999, the joint venture (JV) purchased one of the completed storage centers for $3.1 million, and another was purchased during the second quarter of 2000 for $11.0 million. The operating data of these storage centers is included in the results above. For a further discussion of this agreement see Domestic Acquisitions in our 1999 Annual Report on Form 10-K. At June 30, 2000, we had guaranteed $23.8 million in outstanding debt for three properties related to this JV and will guarantee additional amounts as future properties are developed.

                         Domestic Development

     We opened eight domestic storage centers in the first six months of 2000, and, when all phases are complete, these projects will total approximately 487,000 net rentable square feet with an estimated total cost of $31.7 million. One of these storage centers was developed with our Tennessee joint venture partner.

     We opened 21 domestic storage centers in 1999, and, when all phases are complete, these 21 projects will total approximately 1,454,000 net rentable square feet with an estimated total cost of $113.4 million. Six of these storage centers were developed through our Florida joint ventures and nine were contributed to Shurgard/Fremont Partners II in which we own a 10% interest (see DEVELOPMENT FINANCING ARRANGEMENTS in our 1999 Annual Report on Form 10-K). These 1999 developments together generated $1,442,000 in net operating income for the first six months of 2000. For the month of June 2000, these developments had NOI of $435,000, which represents 29% of projected monthly NOI at maturity, and averaged 56% occupancy. The operating results of these 1999 developments are included in the New Store Results in the previous section.

     We opened 23 storage centers in 1998, representing approximately 1,600,000 net rentable square feet. Of the 23 stores opened, three were developed through our Tennessee and Florida joint ventures, and 16 were contributed to either Shurgard/Fremont Partners I (SFPI) or Shurgard/Fremont Partners II (SFPII), joint ventures in which we own a 10% interest (see DEVELOPMENT FINANCING ARRANGEMENTS in our 1999 Annual Report on Form 10-K). These 1998 developments together generated $3,460,000 in net operating income for the first six months of 2000. For the month of June 2000, these developments had NOI of $731,000, which represents 55% of projected monthly NOI at maturity, and averaged 77% occupancy. The operating results of these 1998 developments are included in the New Store Results in the previous section.

     In addition to the above completed developments, we had 16 storage centers under construction (two of these are being developed in Florida through joint ventures) as of June 30, 2000. As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. We currently anticipate opening 20-30 developments by the end of 2000. The actual number of projects could be reduced by various conditions both within and beyond our control. For a further discussion of these risks, see our 1999 Annual Report on Form 10-K. The following table summarizes domestic development projects in progress at June 30, 2000.

                                        Estimated
                            Number    Completed Cost  Total Cost to Date
                              of       of Projects      as of June 30,
                           Projects      <F1><F2>           2000 <F1>
                           --------  ---------------  ------------------
 Consolidated
 Developments:
 Construction in progress   14        $65.6 million      $38.5 million
 Land purchased pending
   construction              3        $12.9 million       $3.9 million
 Unconsolidated
 Developments:
 Construction in progress    2         $8.5 million       $4.9 million
 Expansion of Existing
 Properties:
 Construction in progress    1         $1.3 million       $0.3 million

<F1>  Table includes 100% of the costs of projects regardless of our ownership percentage
<F2>  The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 1999 Annual Report on Form 10-K.

     We believe that a strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for our pro-rata interest in developments was $1,241,000 (net operating income of $1,304,000 less $2,545,000 of interest at 8.5% interest on invested capital) for the first six months of 2000 compared to $1,172,000 for the same period in 1999. For further discussion of the effect of this dilution, see our 1999 Annual Report on Form 10-K.

EUROPEAN OPERATIONS
     As of June 30, 2000, SSC Benelux & Co., SCA (Benelux SCA), in which we have a 7.57% equity investment, was operating in Belgium, Sweden, France, the Netherlands, and the United Kingdom. For a detailed discussion of this investment see EUROPEAN OPERATIONS in our 1999 Annual Report on Form 10-K.

     Our pro rata portion of operating losses before the cumulative effect of a change in accounting principle for European operations was $345,000 and $332,000 for the quarters ended June 30, 2000, and June 30, 1999,and $702,000 and $586,000 for the six months ended June 30, 2000 and 1999, respectively. In order to take advantage of the investment opportunity Benelux SCA is accelerating its expansion rate in Europe. Although the operations of existing stores are improving, this expansion will produce losses for the next three to four years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of the European operations are not consolidated in our financial statements, but rather our interest is accounted for under the equity method of accounting. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

                       European Business Summary

     Since 1995, Benelux SCA has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. As of June 30, 2000, Benelux SCA had 32 storage centers operating in 5 countries. The following tables include selective financial and operating information that illustrates the performance and growth of Benelux SCA.

Summary of European Properties:

             Number
               of    Total Net                 June 30, 2000    June 30, 2000
              Open   Rentable   Estimated     --------------       %Rate
             Proper-  Sq. Ft.     Total        Occ.   Rates       Increases
              ties     <F1>     Cost <F1>      <F2>  <F2><F3>       <F4>
            --------  -------  ----------     -----  ---------   -----------
   Country
     Belgium    11    669,000  $36.3 million    75%    $11.16      3.9%
     France      5    246,000  $14.9 million    95%    $21.22     15.1%
                 2    112,000   $9.5 million
   Netherlands
     Sweden      9    538,000  $38.3 million    67%    $16.25      8.2%
     United      5    273,000  $36.0 million
   Kingdom      --   --------  --------------
                32  1,838,000  $135.0million
                ==  =========  ==============

<F1>  Total net rentable square feet and estimated total cost when all phases are complete.
<F2>  Includes stores that have been operating more than 12 months.
<F3>  Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
<F4>  In the respective local currencies.

Selected Financial Data of Benelux SCA

                                Quarter Ended June 30,
                        ----------------------------------
                                2000               1999
                        ---------------     ---------------
   Total Revenue           $3.2 million        $1.7 million
   Total Assets          $193.2 million      $104.8 million
   Total Bank Debt<F1>   $156.3 million       $91.1 million

<F1>Includes unsecured debt between Benelux SCA and affiliates of
   $90.3 and $79.2 million as of June 30, 2000 and 1999,
   respectively.

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

                    European Same Store Operations

     Our definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance for the quarter and six months ended June 30, 2000 and June 30, 1999.

(dollars in thousands except       Three months ended June 30,
average rent)                     -----------------------------
                                  2000          1999      % Change
                                  ----          ----     ---------
Rental revenue                  $1,443         $1,324        9%
Property operating
 expenses <F1>                     568            605        (6)%
                                ------        -------
Net operating income            $  875        $   719        22%
                                =======       =======
Avg. annual rent per
 sq.ft. <F2>                    $13.10         $13.30        (2)%
Avg. sq.ft. occupancy              89%            81%
Total net rentable sq.ft.      491,000        491,000
# of properties                      9            9

<F1>  Includes all direct property expenses.  Does not include any allocation of joint expenses incurred, such as off-site management personnel.
<F2>  Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(dollars in thousands except         Six months ended June 30,
average rent)                     ----------------------------------
                                    2000          1999      % Change
                                  -------       -------     ---------
Rental revenue                    $ 2,897       $  2,646       9%
Property operating
 expenses <F1>                      1,085          1,192      (9)%
                                  --------      --------
Net operating income              $ 1,812       $  1,454       25%
                                  ========      ========
Avg. annual rent per
 sq.ft. <F2>                      $ 13.50       $  13.80      (2)%
Avg. sq.ft. occupancy                 86%            78%
Total net rentable sq.ft.         491,000        491,000
# of properties                         9              9

<F1>Includes all direct property expenses.  Does not include any allocation of joint expenses incurred, such as off-site management personnel
<F2> Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

     In the second quarter of 2000, revenue increases resulted primarily from an increase in occupancy. Revenue growth in US dollars was reduced due to a change in currency exchange rates from the second quarter of 1999 to the same period in 2000. Same Store rental rates decreased an average of 2% when measured in U.S. dollars and increased 16% when measured in local currency. For the six months ended June 30, 2000, an increase in rental revenue of 24% in local currency resulting from increases in occupancy and rental rates was offset by changes in foreign currency exchange rates to 9% when measured in US dollars. Same Store rental rates increased 11% in local currency and operating expenses were held to a 3% increase when measured in local currency.

                         European Development
     The following table summarizes European developments by country in U.S. dollars:

                                                       Total Net
                                                        Rentable
                                                         Sq. Ft.
                                                        when all
                       Number of      Estimated          phases
                      Properties    Total Cost <F1>    are complete
                      -----------   --------------   ---------------
     Opened in 2000
       France              1         $5.1 million         68,000
       United              2        $15.8 million         95,000
     Kingdom
       Netherlands         1         $4.2 million         52,000

     Opened in 1999
       Belgium             2         $5.6 million        137,000
       France              1         $3.3 million         54,000
       Netherlands         1         $5.3 million         61,000
       Sweden              5        $21.8 million        287,000
       United              3        $20.2 million        179,000
     Kingdom

     Opened in 1998
       Belgium             3         $9.6 million        185,000
       Sweden              4        $16.5 million        260,000

<F1>  The actual completed cost of this project could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 1999 Annual Report on Form 10-K.

     During the first six months of 2000, Benelux SCA opened four storage centers with an estimated total cost of $25.1 million and net rentable square feet of 215,000 when all phases are complete. After an average of three months of operation, these stores have an average occupancy of 22% and generated $409,000 in net operating losses for the first six months of 2000.

     Of the 12 storage centers opened in 1999, 11 opened in the last two months of the year. These 12 storage centers have an estimated total cost of $564.2 million and net rentable square feet of 718,000 when all phases are complete. These storage centers generated $70,000 and $849,000 in net operating losses for the quarter and six months ended June 30, 2000. This performance improvement over the first quarter is primarily attributed to $230,000 in marketing costs incurred in the first quarter, as well as increased real estate taxes and other operating expenses, and second quarter revenue increases of $320,000. The seven storage centers opened during 1998 had an average occupancy of 60% after an average of 20 months of operations and together generated $867,000 in net operating income for the first six months of 2000. For the month ended June 30, 2000, net operating income for these developments represented 52% of projected monthly NOI at stabilization (as measured in the relevant local currency).

     In addition to the above completed developments, Benelux SCA has 11 European storage centers currently under construction and has purchased land for two centers. These developments are located as follows: seven in France, two in the Netherlands, and two in Belgium. Additionally, they have purchased two sites in Belgium in which construction has not yet started. The following table summarizes European development projects in progress at June 30, 2000:

                                          Estimated
                                          Completed      Total Cost to
                            Number of      Cost of        Date as of
                             Projects   Projects <F1>    June. 30, 2000
                             --------  --------------   ---------------
   New Developments
   Construction in
   Progress
     Belgium                    2        $6.6 million      $3.1 million
     France                     7         $33 million       $14 million
     Netherlands                2        $8.3 million      $4.7 million

   Land purchased pending
   construction
     Belgium                    2        $8.9 million      $4.9 million

<F1>  The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 1999 Annual Report on Form 10-K.


     In the current state of the European self storage market, we believe that a strategy of growth through development will result in higher returns over the long term. However, as discussed earlier, this expansion and development strategy creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion, see DOMESTIC DEVELOPMENT in our 1999 Annual Report on Form 10-K.

DEVELOPMENT FINANCING ARRANGEMENT

     In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO), we have been pursuing alternative financing options. In connection with this initiative, on May 15, 2000, we formed a new joint venture with Chase Capital Partners (CCP) to acquire and operate newly developed self storage properties developed by us. The venture, when fully funded, will be capitalized with approximately $160 million. The joint venture will be funded with third-party debt financing equal to approximately 60% of total capitalization. The venture's equity contributions will be funded 80% by CCP and 20% by us. We will also develop and manage the properties for the joint venture under various agreements entitling us to industry standard development and property management fees. Additionally, we have the right to certain equity incentive amounts based on the performance of the properties. We expect the initial closing will take place before the end of the year and will include the contribution of approximately 12 properties with substantially all remaining properties contributed to the venture by the end of the first half of 2001.


OTHER REAL ESTATE INVESTMENTS

     The following table shows income (loss) from unconsolidated real estate investments for the three and six months ended June 30, 2000 and 1999. All income and loss amounts reflect our pro rata ownership percentage.

(dollars in              Three months ended        Six months ended
thousands)                    June 30,                 June 30,
                        -------------------    --------------------
                         2000        1999        2000         1999
                       --------     -------    -------     --------
Containerized storage  $  (496)     $ (641)    $ (999)     $ (1,412)
Unconsolidated joint      (365)        (92)       (756)        (279)
ventures
Participating               427         404         814          801
mortgages
European operations       (314)       (367)       (702)        (954)
                       --------     --------   --------     ---------
     Total             $  (748)     $ (696)    $(1,643)     $(1,844)
                       ========     ========   ========     =========

                         Containerized Storage

     As discussed in our 1999 Annual Report on Form 10-K, we have invested in Shurgard Storage To Go, Inc., (STG) a containerized storage business. We own nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax. As of June 30, 2000, our gross investment in STG was $5.0 million and we have committed to lend up to $12.2 million under three unsecured five-year notes to fund negative cash flow during the rent up phase. At June 30, 2000, $11.4 million was outstanding. Our pro rata portion of STG losses was $496,000 and $641,000 for the three months ended June 30, 2000 and 1999, and $999,000 and $1,412,000 for
the six months ended June 30, 2000 and 1999, respectively. 1999 includes the write-off of start-up costs in accordance with SOP 98-5 totaling $92,000. Although containerized storage revenues are up 23% over the first six months of 1999, we expect expenses will continue to exceed revenues in 2000. We currently estimate that our pro rata portion of 2000 losses will total $1.9 million, including $700,000 of depreciation. However, we expect earnings before interest, taxes and depreciation to turn positive some time during the last half of the year. There is, of course, no assurance that this expectation will be met as numerous factors affect profitability. For a detailed discussion of those factors, see our Annual Report on Form 10-K. Additionally, we currently guarantee $10.2 million in lease obligations for STG. In order to allocate resources to those markets we believe have the greatest potential, we are currently evaluating exit strategies for the Chicago and Portland markets. Under the new REIT tax laws, it will be necessary to change the ownership structure of STG before January 2001. Management is evaluating possible alternatives.

                     Unconsolidated Joint Ventures
     Pursuant to our affiliation agreements with two storage operators, we have entered into 24 joint ventures in which our economic interests ranges from 50% to 90%. As of June 30, 2000, we had invested a total of $25.2 million in these joint ventures. Our pro rata portion of joint venture losses totaled $756,000 ($271,000 of income before depreciation and amortization) for the six months ended June 30, 2000 as losses from new properties added during the previous and current year offset earnings from stabilized properties. Our pro rata portion of losses for these joint ventures totaled $279,000 ($512,000 of income before depreciation and amortization) for the six months ended June 30, 1999. We have guaranteed our pro-rata portion of certain joint venture loans totaling $31.3 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions elsewhere in this Quarterly Report on Form 10-Q (Same Stores, Domestic Acquisitions or Domestic Development) under INTERNAL GROWTH.

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

OTHER OPERATIONS

     Interest expense increased $2.6 million over the prior year quarter and $4.7 million over the first six months of 1999 due to an increase in the outstanding debt balance from $404.2 million at June 30, 1999 to $486.5 million at June 30, 2000. Additionally, we capitalized $4.1 million and $4.3 million in interest related to the construction of storage centers for the six months ended June 30, 2000 and 1999 while $2.1 million and $2.2 million were capitalized for the three months ended June 30, 2000 and 1999, respectively.

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

                               Quarter ended       Six months ended
                                  June 30,             June 30,
                            -------------------  --------------------

                              2000       1999      2000        1999
                           --------   --------    --------   --------
Net income                 $ 13,313   $ 13,142    $ 24,612   $ 22,940
Non-recurring
revenue/expenses                                                1,545
Preferred dividend           (2,188)    (2,188)     (4,375)    (4,375)
Depreciation/amortization     9,792      8,974      19,695     18,022
Depreciation/ amortization
from unconsolidated joint
ventures and subsidiaries      (481)        48        (827)       163
Deferred financing costs       (256)      (290)       (513)      (570)
                            --------   --------  ----------  ---------
FFO as currently defined    $20,180    $ 19,686   $ 38,592   $ 37,725
                            ========   ========   ========   ========

     FFO for the first six months of 2000 rose $0.9 million over FFO for the first six months of 1999. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments off set by financing costs and increased expenses in marketing and real estate taxes. Additionally, improvements in the operating performance of our containerized storage business contributed $433,000 to this increase. Non-recurring revenue and expenses for 1999 in the table above includes the effect of the cumulative change in accounting principle relating to SOP 98-5 for both consolidated entities and our pro-rata portion of unconsolidated joint ventures. (See Note A)


LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 2000, we invested $48.3 million in domestic development and expansion projects, $14.3 million on acquisitions, and $3.0 million in capital improvements to our existing portfolio and other capital improvements. The $3.2 million increase in other real estate investments consists primarily of $3.0 million invested in joint ventures and $0.2 million invested in our containerized storage operation.

     The balance on the domestic line of credit increased $39.5 million from December 31, 1999 to June 30, 2000. Draws on the line of credit were used to fund development and acquisition activity, as well as general corporate purposes. We have an unsecured domestic line of credit to borrow up to $200 million at a spread over LIBOR, maturing September 30, 2001, with the option to extend until September 2002. The amount available and the spread vary based on the terms of the agreement; as of June 30, 2000, the current available amount is $200 million, of which approximately $141.5 million was outstanding. At June 30, 2000, the weighted average interest rate was 7.83%. At June 30, 2000, the ratio of the Company's debt to total assets before depreciation was 36% and its debt to total market capitalization was 39%.

     We anticipate funding 2000 growth and our ongoing development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. We intend to pursue joint ventures with private institutions and public pension funds to provide these alternative sources of capital. We believe that our cash flow in 2000 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. We are currently evaluating alternatives for refinancing our long term debt which matures in 2001. Cash provided by operating activities for the six months ended June 30, 2000 was $42.3 million compared to $44.3 million for the same period of 1999. On July 27, 2000, we declared a dividend of $0.51 per share to be paid on August 25, 2000. This dividend is approximately 74% of second quarter FFO.

Part II, Item 1:  Legal Proceedings

     Michael Walker vs. Smith, Beck, Barbo, Hutchinson, Porter, Johnson and Shurgard. On May 9, 2000 a purported class action complaint to enjoin alleged breaches of fiduciary duty was filed in King County Superior Court of Washington by Michael Walker, an alleged shareholder of the Company. The Complaint alleges that the directors breached their fiduciary duty in connection with their response to an alleged "takeover offer" from Public Storage. The Company and the directors filed a notice of appearance on June 7, 2000. Plaintiff has agreed to extend indefinitely the time to answer or move with respect to the Complaint and respond to discovery requests.

Part II, Item 4: Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on May 9, 2000. There were outstanding and entitled to vote at the meeting 29,327,454 shares of common stock, and the holders of at least 24,902,558 shares of common stock were present in person or by Proxy (representing 84.91% of the Company shares entitled to vote at the Meeting). The following are the results of the vote:

Proposal 1 - Election of Directors

Election of the following two nominees to serve as directors for three-year terms or until their respective successors are elected and qualified:

                                             AGAINST OR AUTHORITY
                          FOR                       WITHHELD
            -----------------------------   --------------------------
              In                              In
            Person   By Proxy     Total     Person  By Proxy     Total
            ------ -----------  ----------  ------  ---------  ---------
Harrell       0     23,220,390  23,220,390     0    1,682,167  1,682,167
Beck
Wendell J.
Smith         0     24,179,348  24,179,348     0     723,209    723,209


In addition, the following directors' terms of office continued after the meeting:

Director                 Term Ends
----------------         ---------
Charles Barbo              2001
George Hutchinson          2001
W. Thomas Porter           2002
Raymond A. Johnson         2002

Proposal 2 - Approve the Company's 2000 Long Term Incentive plan

                                   AGAINST OR AUTHORITY
             FOR                          WITHHELD
-----------------------------   --------------------------
  In                             In
Person  By Proxy     Total     Person  By Proxy     Total
------ ----------  ----------  ------  ---------  ---------
  0    22,007,288  22,007,288     0    2,362,348  2,362,348

           ABSTAIN
---------------------------
  In
Person   By Proxy    Total
------  ---------   -------
  0      532,922    532,922

Part II, Item 5:  Other Information

Pro Rata Statement of Assets and Liabilities at Historical Cost
Supplemental Financial Data
June 30, 2000
(Unaudited)
                   Consoli-   Unconsolid
(in thousands)       dated       ated        Total    European
                   Domestic    Domestic    Domestic     Self
                  Operations  Operations  Operations  Storage    Total
                  ----------  ----------  ----------  -------- ----------
Operating         $ 979,214   $ 70,029    $1,049,243  $10,503   $1,059,746
storage centers
Construction in      74,461      6,399        80,860    2,326       83,186
progress
Containerized
 storage assets                  4,038         4,038                 4,038
Corporate office     14,238      1,803        16,041                16,041
Accumulated
depreciation       (138,275)    (6,479)     (144,754)    (572)    (145,326)
                   ---------   ---------    ----------  -------   ---------
 Storage assets,
   net              929,638     75,790     1,005,428    12,257    1,017 685

Participating         2,712                    2,712                  2,712
mortgages
Cash and other
assets               81,998      2,831        84,829     1,861       86,690
Amortizable          28,613      1,573        30,186       508       30,694
 assets            --------   ---------   ---------    --------   ----------
 Total assets     $1,042,961  $ 80,194    $1,123,155   $ 14,626   $1,137,781
                  ==========  ========    ==========   ========   ==========

Accounts payable  $  30,009   $  3,404    $  33,413   $  1,092    $   34,505
and other
Lines of credit     136,483     42,253      178,736      4,997       183,733
Notes payable       235,788     30,822      266,610      6,833       273,443
                   --------   ---------   ---------   --------    ----------
 Total            $ 402,280   $ 76,479    $ 478,759   $ 12,922     $ 491,681
   liabilities     ========   =========   ==========  =========   ==========

<F1> The information is presented on a combined basis and represents both consolidated and unconsolidated entities at pro rata ownership percentages

Other Selected Pro Rata Self Storage Operating Data
For the six months ended June 30, 2000
                                          Historical
                           NOI               Cost
                        ---------         ----------
Domestic:
 Same Store             $  59,510         $  891,378
 New Store                  6,113            157,865
                        ---------         ----------
                        $  65,623         $1,049,243
                        =========         ==========
European:
 Same Store             $     137          $    2,079
 New Store                    (72)              8,424
                        ----------         ----------
                        $      65          $   10,503
                        =========          ==========

<F1> This information is presented on a combined basis and represents both consolidated and unconsolidated entities at pro rata ownership percentages.


Summary of Operating Self Storage Properties
                 Domestic           European             Total
            ----------------   ----------------   -----------------
            Number     Net      Number     Net    Number       Net
              of     Rentable     of    Rentable    of       Rentable
            Proper-   Square    Proper-  Square   Proper-     Square
             ties      Feet      ties     Feet     ties        Feet
            ------   --------   ------   -------   -----   -----------

100% owned    262  17,281,000                       262     17,281,000
Partially
owned,         48   3,121,000                        48      3,121,000
 Consoli-
  dated
Partially
owned,         24   1,441,000     32    1,839,000    56      3,280,000
 Unconsoli-
  dated
Fee            31   1,805,000                        31      1,805,000
managed        --  ----------     --   ----------    --     -----------
              365  23,648,000     32    1,839,000   397     25,487,000
              ===  ==========     ==   ==========   ===     ===========


     Effective as of the start of the third quarter 2000, Shurgard's shareholder accounts are serviced by a new transfer agent, American Stock Transfer & Trust Company.


Part II, Item 6:  Exhibits and Reports on Form 8-K
Exhibits:
     Exhibit 10.1 - Service Agreement between Shurgard Storage Centers, Inc., David K. Grant, and SSC Benelux & Co., SCA dated June 7, 2000. -
     Exhibit 10.2 - Partnership Agreement, dated May 12, 2000, between Shurgard Development IV, Inc. and Chase Capital Partners Real Estate Storage, L.L.C. forming CCP/Shurgard Venture, LLC, as amended.

     Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

      During the quarter ended June 30, 2000, no reports were filed on Form 8-K.


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  August 9, 2000 By: /s/ Harrell Beck
                          Harrell Beck
                          Chief Financial Officer, Chief
                          Accounting Officer and Authorized Signatory