Form 10-K405/A
period 1999-12-31
SHURGARD STORAGE CENTERS INC
filed 2000-09-29
CIK 906933

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K/A


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



                               There are 24 pages.

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


                                                       YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------
                                            1999                1998                1997
                                        ----------          ----------          ----------
Net income:
  As reported                           $   50,673          $   44,734          $   42,311
  Pro forma                                 49,642              44,132              41,698
Dilutive net income per share:
  As reported                                 1.44                1.39                1.40
  Pro forma                                   1.40                1.37                1.38
Weighted average fair value of
   options granted                            2.38                2.90                2.55


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



/s/Deloitte & Touche LLP

Deloitte & Touche LLP

Seattle, Washington
February 11, 2000

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 28th day of September 2000.

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