Form 10-Q
period 2000-09-30
SHURGARD STORAGE CENTERS INC
filed 2000-11-13
CIK 906933

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at November 1, 2000:
      Class A Common Stock, $.001 par value, 29,759,439 shares
        outstanding
      Class B Common Stock, $.001 par value, 154,604 shares outstanding

                 Shurgard Storage Centers, Inc.

          Part I, Item 1:  Consolidated Balance Sheets
            (Amounts in thousands except share data)
                                         September 30,
                                             2000     December 31,
                                         (unaudited)      1999
                                         -----------  -----------
Assets
 Storage centers:
  Land                                    $  239,449   $ 228,601
  Buildings and equipment, net               821,250     761,921
  Construction in progress                    53,543      49,939
                                          -----------  ----------
       Total storage centers               1,114,242   1,040,461
 Other real estate investments                35,111      35,689
 Cash and cash equivalents                    12,766      11,645
 Restricted cash and investments               8,449       7,166
 Other assets                                 63,223      58,265
                                          -----------  ----------

  Total assets                            $1,233,791   $1,153,226
                                          =========== ===========

Liabilities and Shareholders' Equity
 Accounts payable and other liabilities   $   41,833   $  34,312
 Lines of credit                             164,675     102,002
 Notes payable                               344,994     332,347
                                          -----------  ----------
       Total liabilities                     551,502     468,661
                                          -----------  ----------
 Minority interest in other real estate
  investments                                 38,146      40,763

 Commitments and contingencies (Notes D and F)

 Shareholders' equity:
  Series B Cumulative Redeemable
  Preferred Stock; $0.001 par value;
  2,300,000 authorized; 2,000,000 shares
  issued and outstanding;liquidation
  preference of $50,000                       48,056      48,056
  Series C Cumulative Redeemable
  Preferred Stock; $0.001 par value:
  2,000,000 authorized; 2,000,000 shares
  issued and outstanding; liquidation
  preference of $50,000                       48,115      48,115
  Class A Common Stock, $0.001 par value;
   120,000,000 authorized; 29,604,835 and
   29,093,474 issued and outstanding         623,910     611,973
  Class B Common Stock, $0.001 par value;
   500,000 authorized, 154,604 issued
   and outstanding; net of loans to
   shareholders of $3,680                       (760)     (1,086)
  Accumulated net income less
   distributions                             (75,178)    (63,256)
                                          -----------  ---------
       Total shareholders' equity            644,143     643,802
                                          -----------  ----------

  Total liabilities and shareholders'
   equity                                 $ 1,233,791  $1,153,226
                                          ===========  ==========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                                    For the three  For the three
                                     months ended  months ended
                                    Sept. 30, 2000 Sept. 30, 1999
                                    -------------- --------------
     Revenue
     Rental                           $   51,949     $   45,503
     Other real estate investments         (627)          (568)
     Property management                     397            337
                                      -----------    ----------
          Total revenue                   51,719         45,272
                                      -----------    ----------

     Expenses
     Operating expense                    14,362         12,116
     Depreciation and amortization        10,324          9,420
     Real estate taxes                     4,327          3,910
     General, administrative
       and other                           1,242          1,031
                                      -----------    ----------
          Total expenses                  30,255         26,477
                                      -----------    ----------

     Income from operations               21,464         18,795
                                      -----------    ----------

     Interest and other income               946            585
     Interest expense                     (8,171)        (6,050)
                                      -----------    -----------
          Other income (expense), net     (7,225)        (5,465)
                                      -----------    -----------

     Minority interest                       548            688
                                      -----------    ----------
     Income before cumulative effect
      of a change in accounting
      principle                           14,787         14,018

     Cumulative effect of a change in
       accounting principle
                                      -----------    ----------
     Net income                       $   14,787     $   14,018
                                      ===========    ==========


     Basic net income per common
      share:
     Income before
       change in accounting principle $     0.42     $     0.41
     Cumulative effect of a change in
       accounting principle
                                      -----------    ----------
     Net income                       $     0.42     $     0.41
                                      ===========    ===========

     Diluted net income per common
      share:
     Income before
       change in accounting principle $     0.42     $     0.41
     Cumulative effect of a change in
       accounting principle
                                      -----------    -----------
     Net income                       $     0.42     $     0.41
                                      ===========    ===========

     Distributions per common share:  $     0.51     $     0.50
                                      ===========    ===========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Net Income
                           (unaudited)
          (Amounts in thousands except per share data)

                                    For the nine   For the nine
                                    months ended   months ended
                                   Sept. 30, 2000 Sept. 30, 1999
                                   -------------- --------------
    Revenue
     Rental                           $ 145,774      $129,496
     Other real estate investments      (2,269)       (2,412)
     Property management                  1,156         1,047
                                      ----------     ----------
          Total revenue                 144,661       128,131
                                      ----------     ---------

    Expenses
     Operating expense                   41,475        34,828
     Depreciation and amortization       30,019        27,442
     Real estate taxes                   12,897        11,405
     General, administrative
      and other                           3,730         3,211
                                      ----------     ---------
          Total expenses                 88,121        76,886
                                      ----------     ---------

     Income from operations              56,540        51,245
                                      ----------     ---------

     Interest and other income            2,559         1,163
     Interest expense                   (23,038)      (16,198)
                                      ----------     ----------
          Other income (expense), net   (20,479)      (15,035)
                                      ----------     ----------

     Minority interest                    3,338         1,846
                                      ----------     ----------
     Income before cumulative effect
      of a change in accounting
      principle                          39,399        38,056

     Cumulative effect of a change in
       accounting principle                            (1,098)
                                      ----------     ----------
     Net income                       $  39,399      $ 36,958
                                      =========      ==========


     Basic net income per common
      share:
     Income before
       change in accounting principle $     1.11     $   1.09
     Cumulative effect of a change in
       accounting principle                              (.05)
                                      ----------     ----------
     Net income                       $     1.11     $   1.04
                                      ==========     ==========

     Diluted net income per common
      share:
     Income before
       change in accounting principle $    1.11      $   1.09
     Cumulative effect of a change in
       accounting principle           $                  (.05)
                                      ----------     ----------
     Net income                       $     1.11     $   1.04
                                      ==========     ==========

     Distributions per common share:  $     1.52     $   1.49
                                      ==========     =========

                 Shurgard Storage Centers, Inc.

     Part I, Item 1:  Consolidated Statements of Cash Flows
                           (unaudited)
                     (Amounts in thousands)
                                             Nine months   Nine months
                                               ended         ended
                                             Sept. 30,      Sept. 30,
                                                2000          1999
                                             ----------    ----------
Operating activities:
  Net income                                 $ 39,399       $36,958
  Adjustments to reconcile earnings to
   net cash provided by operating activities:
   Cumulative change in accounting principle                  1,098
     Depreciation and amortization             30,019        27,442
     Gain on sale of assets                                    (163)
     Loss from other real estate investments    4,180         4,074
     Minority interest in earnings from
      other real estate investments            (3,338)       (1,846)
     Changes in operating accounts:
       Restricted cash and investments         (1,283)        (228)
       Other assets                            (2,726)        (585)
       Accounts payable and other
        liabilities                             7,566        4,008
                                             ---------      -------
       Net cash provided by operating
          activities                           73,817       70,758
                                             ----------     -------

Investing activities:
  Construction, acquisition and
   improvements to storage centers            (93,276)      (89,204)
  Purchase of other real estate investments    (3,925)       (6,879)
  Decrease in cash and cash equivalents as a
     Result of deconsolidation (Note A)                      (1,301)
  Purchase of non-competition agreements
     and other amortizable assets                (504)         (580)
  Increase in loans to affiliates              (1,735)       (1,196)
  Purchase of additional interest in an
     Affiliated partnership                    (3,807)       (1,191)
  Distributions in excess of earnings from
     other real estate investments                323         1,361
                                             ---------      -------
       Net cash used in investing activities (102,924)      (98,990)
                                             ----------     -------

Financing activities:
  Net proceeds from notes payable               12,647        5,984
  Net proceeds from lines of credit             62,673       67,150
  Payment of loan costs                            (85)      (1,997)
  Proceeds from payment on loan
     to shareholder                                330
  Proceeds from issuance of common stock         2,730        4,749
  Distributions paid                           (51,321)     (49,843)
  Contributions received from minority
     partners                                    5,026        7,650
  Distributions to minority partners            (1,771)        (692)
                                             -----------    --------
       Net cash provided by financing
         activities                             30,228       33,001

Decrease in cash and cash equivalents            1,121        4,769
Cash and cash equivalents at beginning
  of period                                     11,645        9,474
                                             ---------      -------
Cash and cash equivalents at end of period    $ 12,766      $14,243
                                             =========      =======

Supplemental schedule of cash flow information:
  Cash paid for interest                      $ 26,994      $22,315
                                             =========      =======

Supplemental schedule of noncash investing information:
  Common stock issued as consideration for
     partnership interests                    $  9,213
                                              =========

                   Shurgard Storage Centers, Inc.
     Part I, Item 1:  Notes to Consolidated Financial Statements
                Nine Months Ended September 30, 2000
                             (unaudited)

Note A - Basis of Presentation
     The consolidated financial statements include the accounts of Shurgard Storage Centers, Inc. and its subsidiaries, including U.S. and foreign subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
     Beginning with the year ended December 31, 1999, European operations are no longer being consolidated, but are reported under the equity method. All financial information for 1999 reflects this change.
     The consolidated financial statements included in this report are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consisted only of normal recurring items. The interim financial statements should be read in conjunction with our 1999 Annual Report. Interim results are not necessarily indicative of results for a full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     On April 3, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organization expenses to be expensed as incurred. We implemented SOP 98-5 in the first quarter of 1999. This initial application for consolidated entities is reported as a cumulative effect of a change in accounting principle.
     Basic average shares outstanding for the nine months ended September 30, 2000 and 1999 were 29,492,632 and 29,068,053, while the three months ended September 30, 2000 and 1999 were 29,748,121 and 29,137,330, respectively. Diluted average shares outstanding for the nine months ended September 30, 2000 and 1999 were 29,544,806 and 29,103,294, while the three months ended September 30, 2000 and 1999 were 29,816,868 and 29,174,533, respectively.
     Certain amounts in the 1999 financial statements have been reclassified to conform to the current presentation.

Note B - Lines of Credit

     We have an unsecured domestic line of credit to borrow up to $200 million at a spread over LIBOR, maturing September 30, 2001, with the option to extend until September 2002. The amount available and the spread vary based on the terms of the agreement; as of September 30, 2000, the current available amount is $200 million of which $164.7 million was outstanding. At September 30, 2000, the weighted average interest rate was 7.80%. Covenants on this line of credit restrict our dividends to no more than 95% of funds from operations (as defined by the National Association of Real Estate Investment Trusts) and require us to maintain certain financial ratios.

Note C - Notes Payable
      (in thousands)             Sept. 30, 2000    Dec. 31, 1999
                                 --------------    ------------
     Note  payable to  financial   $ 122,580         $ 122,580
     services company
     Senior notes payable            100,000           100,000
     Mortgage notes payable          122,414           109,767
                                   ---------         ---------
                                   $ 344,994         $ 332,347
                                   ==========        =========


     The maturities of principal on debt are approximately $175.5 million in 2001; $62.2 million in 2002; $57.3 million in 2004; $50 million in 2007. Each of these notes contains covenants which require us to submit financial information and maintain certain financial ratios. For a further discussion see Note G-Notes Payable in our 1999 Annual Report on Form 10-K.
Note D - Storage Centers
     Building and equipment are presented net of accumulated depreciation of $160.5 million and $133.9 million as of September 30, 2000 and December 31, 1999, respectively. We have entered into 39 construction contracts for developments of new or improvements to existing storage centers. Outstanding commitments under these contracts total $54.3 million.
Note E - Shareholders' Equity
     During the first nine months of 2000, 94,304 shares of Class A common stock were issued in connection with our Dividend Reinvestment Plan. Additionally, 29,124 shares were issued in connection with the exercise of employee stock options and the Employee Stock Purchase Plan.
     Under the March 24, 1995 merger agreement between us and Shurgard Incorporated, we were contingently obligated to issue additional shares to former Shurgard Incorporated shareholders as consideration for certain partnership interests held by Shurgard Incorporated which were not valued at the time of the merger.
During the second quarter of 2000, we issued 387,933 shares related to this obligation. This is the final issuance of shares related to this obligation.
     On April 27, 2000, the Board approved the extension of maturity dates of certain promissory notes to Class B common stockholders to March 1, 2003. The extended notes require quarterly payments of interest only at 200 basis points above LIBOR beginning September 1, 2000.

Note F -Contingent Liability and Commitments
     As a general partner, we are contingently liable for the debt of a European joint venture, which at September 30, 2000 totaled $135.0 million. We have also guaranteed all or portions of the debt of certain domestic joint ventures and joint venture partners, which at September 30, 2000 totaled $35.2 million.
     Additionally, we have guaranteed $9.2 million in lease obligations for Shurgard Storage to Go, Inc., a containerized storage business. We own only nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax.
     Under the terms of the agreements executed in connection with the formation of Shurgard/Fremont Partners I (SFPI), we were granted an option to acquire all fifteen of the properties owned by SFPI. The purchase option is exercisable at certain times between December 15, 2000, and December 31, 2002, depending upon the performance of the properties. The purchase price for the properties upon exercise of the option is based on a 9 1/4 capitalization rate applied to the annualized net operating income of the properties for the three or four-month period preceding the exercise of the option subject to a floor. We will exercise our option between January 1 2001 and March 31, 2001.

     Under the terms of the agreements executed in connection with the formation of Shurgard/Fremont Partners II, (SFPII), we were granted an option to acquire all sixteen of the properties owned by SFPII. The purchase option is exercisable at certain times between December 31, 2001 and October 31, 2003, depending upon the performance of the properties. The purchase price for the properties upon exercise of the option is based on a 9 1/4 capitalization rate applied to the annualized net operating income of the properties for the three or four-month period preceding the exercise of the option subject to a collar. If the properties meet certain performance criteria, we are committed to make an option payment of 15% of the approved aggregate capital budget of the properties acquired by SFP
II. If we choose to exercise the option, the option payment will be applied toward the purchase price of the properties.

Note G - Segment Reporting

     We have two reportable segments: Same and New Stores. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. In the tables below, Disposed represents properties sold during 1999.
     These reportable segments allow us to focus on increasing net operating income from our existing domestic real estate assets and renting up our new domestic facilities. We evaluate each segment's performance based on net operating income (NOI), which is defined as rental revenue less direct operating expenses and real estate taxes. NOI does not include any allocation of off-site management or overhead costs.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers. We do not allocate non-direct operating expenses, depreciation and amortization, general, administrative and other, interest expense, interest and other income (net) and minority interest to the segments.

     Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following tables illustrate the results using the 2000 Same Store and New Store base for reportable segments as of and for the three months and nine months ended September 30, 2000 and 1999. Same Stores includes all stores acquired prior to January 1, 1999, and domestic developments opened prior to January 1, 1998.
New Stores represents all stores acquired after January 1, 1999, and domestic developments opened after January 1, 1998:

(in thousands)
                         Same        New
                        Stores      Stores   Disposed    Total
                       --------   ---------  --------  ---------
Quarter ended
September 30, 2000
Rental revenue        $48,078     $  7,420             $55,498
Less unconsolidated
joint ventures        (2,681)        (868)             (3,549)
                      --------    ---------  --------  ---------

Consolidated revenue   45,397        6,552              51,949

Direct operating
expenses and real      13,310        2,454              15,764
estate taxes
Less unconsolidated
joint ventures          (776)        (454)             (1,230)
                      --------    ---------  --------  ---------
Consolidated           12,534        2,000              14,534
operating expenses    --------    ---------  --------  ---------

Consolidated NOI      $32,863     $  4,552   $         $37,415
                      =========   =========  ========  =========

Quarter ended
September 30, 1999

Rental revenue        $44,677     $  3,104   $   626   $48,407
Less unconsolidated
joint ventures         (2,559)        (345)             (2,904)
                      ----------  ---------  --------  ---------
Consolidated revenue   42,118        2,759       626    45,503

Direct operating
expenses and real      12,400        1,255       197    13,852
estate taxes
Less unconsolidated
joint ventures           (763)        (248)             (1,011)
                      ---------   ---------  --------  ---------
Consolidated           11,637        1,007       197    12,841
operating expenses    ---------   ---------  --------  ---------

Consolidated NOI      $30,481     $  1,752   $   429   $32,662
                      =========   =========  ========  =========

(in thousands)
                           Same       New
                          Stores    Stores   Disposed    Total
                          -------   -------  --------   ------
Nine months ended
September 30, 2000
Rental revenue           $136,797  $ 18,902            $155,699
Less unconsolidated
joint ventures             (7,736)    2,189)             (9,925)
                         --------  --------- --------  ---------
Consolidated revenue      129,061    16,713             145,774

Direct operating
expenses and real estate   39,000     7,310              46,310
taxes
Less unconsolidated
joint ventures             (2,281)   (1,292)             (3,573)
                          --------  --------- --------  ---------
Consolidated operating     36,719     6,018              42,737
expenses                 --------  --------- --------  ---------

Consolidated NOI          $92,342  $ 10,695  $         $103,037
                         ========  ========  ========  =========

Nine months ended
September 30, 1999

Rental revenue           $128,446  $  7,105  $ 1,850   $137,401
Less unconsolidated
joint ventures             (7,227)     (678)             (7,905)
                         --------   --------  --------  --------
Consolidated revenue      121,219     6,427    1,850    129,496

Direct operating
expenses and real estate   36,456     3,470      649     40,575
taxes
Less unconsolidated
joint ventures             (2,113)     (488)             (2,601)
                          --------  --------- --------  ---------
Consolidated operating     34,343     2,982      649     37,974
expenses                  --------  --------  --------  ---------

Consolidated NOI          $86,876   $ 3,445   $ 1,201   $91,522
                          =======   =======   ========  ========

     The following table reconciles the reportable segments' rental revenue per the table above to consolidated total revenue for the quarters and nine months ended September 30, 2000 and 1999.

(in thousands)                Three months ended     Nine months ended
                                September 30,         September 30,
                             --------------------   -------------------
                                2000      1999        2000       1999
                             ---------  ---------   --------   -------
Consolidated rental         $51,949     $45,503     $145,774  $129,496
revenue
Other real estate
investments income (loss)      (627)       (568)      (2,269)   (2,412)
Property management revenue     397         337        1,156     1,047
                            --------    -------     --------  --------
Total revenue               $51,719     $45,272     $144,661  $128,131
                            ========    =======     ========  ========

     The following table reconciles the reportable segments' NOI per the table above to consolidated net income for the quarter and nine months ended September 30, 2000 and 1999.

(in thousands)                 Three months ended     Nine months ended
                                 September 30,           September 30,
                              --------------------    ------------------
                                2000      1999          2000      1999
                              --------    ------       ------   --------
Consolidated NOI              $ 37,415    $32,662     $103,037    $91,522
Other real estate investments
income (loss)                     (627)      (568)      (2,269)    (2,412)
Property management revenue        397        337        1,156      1,047
Other operating expenses        (4,140)    (3,185)     (11,635)    (8,259)
Depreciation and amortization  (10,324)    (9,420)     (30,019)   (27,442)
Interest expense                (8,171)    (6,050)     (23,038)   (16,198)
General and Administrative      (1,242)    (1,031)      (3,730)    (3,211)
Interest & other income            931        585        2,259      1,163
Minority interest                  548        688        3,338      1,846
Change in accounting
 principle                                                         (1,098)
                              ---------   --------     --------   --------

Net income                    $ 14,787    $14,018     $ 39,399    $36,958
                              =========   =======     ========    =======

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

      This discussion and analysis should be read in conjunction with our financial statements and accompanying notes thereto included in this report and the audited financial statements and notes thereto included in our most recent Annual Report on Form 10-K.

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

INTERNAL GROWTH

     The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following tables summarize Same Store operating performance for the third quarter and first nine months of 2000 and 1999:

                         Same Store Results
(dollars in thousands except        Three months ended September
average rent)                               30, <F1>
                                   -------------------------------
                                                             %
                                      2000        1999     Change
                                   -------     -------    -------
Rental revenue                     $48,078     $44,677      7.6%
Property operating expenses<F2>     13,310      12,400      7.3%
                                   -------     -------
Net operating income               $34,768     $32,277      7.7%
                                   =======     =======
Avg. annual rent per sq. ft.<F3>   $ 11.00     $ 10.46      5.2%
Avg. sq. ft. occupancy                89%         88%
Total net rentable sq. ft.
                                18,032,000  18,032,000
Number of properties                  277         277

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

     In order to accelerate revenue growth, we undertook a number of sales and marketing initiatives during the first quarter of 2000.
As indicated in our 1999 Annual Report on Form 10-K, the kick off of these initiatives was expected to result immediately in higher expenses with revenue gains growing over the first three quarters of 2000. The revenue generating initiatives continued to ramp up during the third quarter. Store occupancy increased in the third quarter, which we believe is attributable to the marketing and sales initiatives. We have experienced Same Store revenue growth increases from 4.2% in the fourth quarter of 1999 to 5.0%, 6.8% and 7.6% in the first, second and third quarters of 2000, respectively. We believe the full impact of these initiatives could, if successful, result in year over year Same Store revenue gains in the range of 8% to 9%.
     Same Store revenue for the third quarter of 2000 is up 7.6% over the same quarter in 1999. Revenue gains were a function of a 5.2% increase in rental rates, a 1.4% increase in occupancy, and an increase in other income contributing 1.0% to the overall revenue increase over the prior year quarter. Increases in rental revenues were partially offset by a decline in Ryder truck rentals and late fee revenue. Direct property operating expenses rose 7.3% as compared to the same quarter last year due to increases in marketing and performance related personnel expenditures. Net operating income
(NOI) increased 7.7% over the prior year quarter. As expected, we incurred additional costs related to implementation of our new initiatives, but have seen positive results as reflected in our revenue growth.
     Statements regarding the expected impact of our new sales initiatives on revenues and expenses are based on several assumptions and actual results could differ materially from those indicated. The risks and uncertainties that may cause these statements to be incorrect include the risks that the revenue initiatives will not be successful, that revenue gains will not be as great as anticipated or realized in the time frame expected, and that our expenses or revenues will be affected by other factors not specifically related to the new initiatives.

(dollars in thousands except                Nine months ended
average rent)                               September 30, <F1>
                                          --------------------
                                       2000        1999     % Change
                                   --------    --------    ---------
Rental revenue                     $136,797    $128,446       6.5%
Property operating expenses<F2>      39,000      36,456       7.0%
                                   --------    --------
Net operating income                $97,797     $91,990       6.3%
                                   =========   =========
Avg. annual rent per sq. ft.<F3>    $ 10.78      $10.31       4.6%
Avg. sq. ft. occupancy                  88%         86%
Total net rentable sq. ft.       18,032,000  18,032,000
Number of properties                  277         277

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

     Same store NOI for the first nine months of 2000 rose 6.5% over the same period last year primarily due to rent increases. Revenue gains were partially offset by declines in Ryder truck rentals and late fee revenue. Direct operating expenses for the first nine months of 2000 increased 7.0% due to increases in real estate taxes due to higher assessments, and increases in marketing and personnel expenditures.
                          New Store Results

     Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year.

(dollars  in thousands  except   Three months ended   Nine months ended
average rent)                     September 30, <F1>  September 30, <F1>
                                  -----------------   -----------------
                                   2000     1999        2000    1999
                                 -------  -------      ------  -------
Rental revenue                   $7,420    $3,104      $18,902  $7,105
Property operating expenses<F2>   2,454     1,255        7,310   3,470
                                -------   -------      -------   -----
Net operating income             $4,966    $1,849      $11,592  $3,635
                                 =======   ======      =======  ======
Number of properties                 71        37           71      37
Number of property months <F3>      194       107          520     271

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

     Increases from year to year in NOI for the new store portfolio reflect the greater number of property months included for the periods presented. Although this increase gives some indication of how much of our overall NOI growth results from this segment, it is not a good method of evaluating the performance of assets within this segment. Acquisitions and development properties are evaluated based on comparisons of actual results to pro forma NOI for the appropriate period from opening or at maturity. The performance of our acquisitions and developments are discussed in the sections that follow.

                        Domestic Acquisitions

     During the first nine months of 2000, we purchased seven storage centers totaling 368,000 net rentable square feet at a total cost of $24.9 million (including the cost associated with the related non-competition agreements.) These properties are located in California and Texas. One of these properties was purchased in the first quarter, one in the second quarter and five properties were purchased during the third quarter. Together these seven properties contributed $746,000 to net operating income for the nine months ended September 30, 2000.

     Dollars in thousands except      Quarter     Nine months
     average rent                      ended         ended
                                     Sept. 30,     Sept. 30,
                                       <F1>          <F1>
                                    ---------     ---------
    Results for 2000 Acquisitions      2000           2000
                                      ------       -------
    Rental revenue                   $   672        $ 1,029
    Property operating expenses<F2>      200            283
                                     -------        -------
    Net operating income             $   472        $   746
                                     ========       =======
    Avg. annual rent per sq.ft.<F3>  $ 10.01        $ 10.68
    Avg. sq.ft. occupancy                83%            81%
    Total net rentable sq.ft.        368,000        368,000
    Number of properties                   7             7
    Number of property-months <F4>        14            19
    Purchase price                   $24,870

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

     Dollars in thousands except       Three months       Nine months
     average rent                         ended              ended
                                    September 30,<F1>  September 30,<F1>
                                    -----------------  ------------------
    Results for 1999 Acquisitions     2000     1999     2000      1999
                                     -----    ------   ------   -------
    Rental revenue                  $ 553    $  254   $ 1,575   $   356
    Property operating expenses<F2>   197        83       544        97
                                    ------   -------  --------  -------
    Net operating income            $ 356    $  171   $ 1,031   $   259
                                    ======   ======   ========  =======
    Avg. annual rent per sq.ft.<F3> $11.61   $ 9.80   $ 11.60   $ 10.00
    Avg. sq.ft. occupancy             86%       80%       82%       82%
    Total net rentable sq.ft.       209,000  139,000  209,000   139,000
    Number of properties                5          3       5          3
    Number of property-months (4)      15          9       45        11
    Purchase price                  $13,251

<F1>Table   includes  the  total  operating  results  of  each  store
   regardless of our ownership interest in that store.
<F2>Includes  all direct property expenses.  Does not include  any allocation of joint expenses incurred by the Company such as off-site management personnel.
<F3>Average  annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.
<F4>Represents  the sum of the number of months we  operated  each property during the applicable period.

     Increases in revenue and NOI for the third quarter and nine months ended September 30, 2000 reflect the increase in the number of stores as compared to the prior year periods. Two stores purchased in the fourth quarter of 1999 contributed to occupancy increases for these properties in 2000. For the one month ended September 30, 2000, these acquisitions had net operating income of $121,000 which represents 83% of projected monthly NOI at maturity. The yield for these 1999 acquisitions is 10.4% (calculated as actual net operating income for the first nine months of 2000, annualized, divided by the purchase price).
     We have entered into an agreement with a California developer under which it will purchase sites in Southern California and construct storage centers on them according to our specifications. Upon completion of the rent-up period, the storage centers are purchased by a joint venture (in which we hold a majority interest). During 1999, the joint venture purchased one of the completed storage centers for $3.1 million, and another was purchased during the second quarter of 2000 for $11.0 million. The operating data of these storage centers is included in the results above. For a further discussion of this agreement see Domestic Acquisitions in our 1999 Annual Report on Form 10-K. At September 30, 2000, we had guaranteed $17.9 million in outstanding debt for four properties related to this joint venture and will guarantee additional amounts as future properties are developed.

                        Domestic Development

     We opened twelve domestic storage centers in the first nine months of 2000, and, when all phases are complete, these projects will total approximately 706,000 net rentable square feet with an estimated total cost of $49.0 million. One of these storage centers was developed with our Tennessee joint venture partner.

     We opened 21 domestic storage centers in 1999, and, when all phases are complete, these 21 projects will total approximately 1,454,000 net rentable square feet with an estimated total cost of $112.6 million. Six of these storage centers were developed through our Florida joint ventures and nine were contributed to Shurgard/Fremont Partners II in which we own a 10% interest (see DEVELOPMENT FINANCING ARRANGEMENTS in our 1999 Annual Report on Form 10-K). These 1999 developments together generated $3,172,000 in net operating income for the first nine months of 2000. For the month of September 2000, these developments had NOI of $609,000, which represents 54% of projected monthly NOI at maturity, and averaged 66% occupancy. The operating results of these 1999 developments are included in the New Store Results in the previous section.

     We opened 23 storage centers in 1998, representing approximately 1,600,000 net rentable square feet. Of the 23 stores opened, three were developed through our Tennessee and Florida joint ventures, and 16 were contributed to either Shurgard/Fremont Partners I (SFPI) or Shurgard/Fremont Partners II (SFPII), joint ventures in which we own a 10% interest (see DEVELOPMENT FINANCING ARRANGEMENTS in our 1999 Annual Report on Form 10-K). These 1998 developments together generated $5,782,000 in net operating income for the first nine months of 2000. For the month of September 2000, these developments had NOI of $806,000, which represents 81% of projected monthly NOI at maturity, and averaged 81% occupancy. The operating results of these 1998 developments are included in the New Store Results in the previous section.

     In addition to the above completed developments, we had 15 storage centers under construction (three of these are being developed in Florida through joint ventures) as of September 30, 2000. As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. We currently anticipate opening 18-20 developments by the end of 2000. The actual number of projects could be reduced by various conditions both within and beyond our control. For a further discussion of these risks, see our 1999 Annual Report on Form 10-K. The following table summarizes domestic development projects in progress at September 30, 2000.

                                     Estimated
                                     Completed     Total Cost to
                           Number     Cost of        Date as of
                             of      Projects        Sept. 30,
                          Projects   <F1><F2>         2000<F1>
                          --------  -----------     ------------
 Consolidated
 Developments:
 Construction in progress     12    $56.9 million   $41.6 million
 Land purchased pending
   construction                1     $5.4 million    $1.2 million
 Unconsolidated
 Developments:
 Construction in progress      3    $13.6 million    $8.6 million
 Expansion of Existing
 Properties:
 Construction in progress      1     $1.3 million    $0.5 million

<F1> Table includes 100% of the costs of projects regardless of our ownership percentage
<F2> The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 1999 Annual Report on Form 10-K.

     We believe that a strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for our pro-rata interest in developments was $1,454,000 (net operating income of $2,539,000 less $3,993,000 of interest at 8.5% interest on invested capital) for the first nine months of 2000 compared to $1,604,000 for the same period in 1999. For further discussion of the effect of this dilution, see our 1999 Annual Report on Form 10-K.

EUROPEAN OPERATIONS
     As of September 30, 2000, SSC Benelux & Co., SCA (Benelux SCA), in which we have a 7.57% equity investment, was operating in Belgium, Sweden, France, the Netherlands, and the United Kingdom.
For a detailed discussion of this investment see EUROPEAN OPERATIONS in our 1999 Annual Report on Form 10-K.

     Our pro rata portion of operating losses before the cumulative effect of a change in accounting principle for European operations was $325,000 and $173,000 for the quarters ended September 30, 2000 and 1999, and $1,026,000 and $759,000 for the nine months ended September 30, 2000 and 1999, respectively. In order to take advantage of the business opportunity Benelux SCA is accelerating its expansion rate in Europe. Although the operations of existing stores are improving, this expansion will produce losses for the next three to four years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of the European operations are not consolidated in our financial statements, but rather our interest is accounted for under the equity method of accounting. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

                      European Business Summary

     Since 1995, Benelux SCA has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. As of September 30, 2000, Benelux SCA had 36 storage centers operating in 5 countries. The following tables include selected financial and operating information that illustrates the performance and growth of Benelux SCA.
Summary of European Properties:

           Number of  Total Net  Estimated     September 30, 2000    Sept. 30,
             Open     Rentable     Total      --------------------     2000
            Proper-    Sq. Ft.      Cost         Occ.       Rates     % Rate
            ties<F5>   <F1>        <F1>         <F2>      <F2><F3>    Inc.<F4>
           --------   -------   ----------    --------   ---------   --------
Country
Belgium        12     736,000   $37.6 million   77.7%      $10.84       3.4%
France          7     361,000   $21.6 million   94.6%      $20.15      16.1%
Netherlands     3     173,000   $12.7 million
Sweden          9     538,000   $31.3 million   66.3%      $14.16      -3.0%
United Kingdom  5     273,000   $36.0 million
               --     -------  --------------
               36   2,081,000  $139.2 million

<F1> Total net rentable square feet and estimated total cost when all phases are complete.
<F2> Includes stores that have been operating more than 12 months.
<F3> Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
<F4> In the respective local currencies.
<F5> Two of these stores opened in late September.

Selected Financial Data of Benelux SCA

                            Quarter Ended September 30,
                            ---------------------------
                               2000             1999
                           -------------   --------------
   Total Revenue            $4.0 million     $2.7 million
   Total Assets           $201.4 million   $140.8 million
   Total Bank Debt<F1>    $159.7 million   $122.9 million

<F1>Includes unsecured debt between Benelux SCA and affiliates of
   $84.1 and $111.3 million as of September 30, 2000 and 1999, respectively.

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

                   European Same Store Operations

Our definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance for the quarter and nine months ended September 30, 2000 and September 30, 1999.

(dollars in thousands except       Three months ended September 30,
average rent)                    -----------------------------------
                                                       US       Local
                                                     Dollar     currency
                                 2000       1999    % Change   % Change
                                 -----      -----   --------   --------
Rental revenue                   $1,488    $1,472      1%        17%
Property operating expenses<F1>     399       535     -25%      -14%
                                 ------    -------
Net operating income             $1,089    $  937      16%       34%
                                 ======    =======
Avg. annual rent per sq.ft.<F2>  $13.10    $13.80      -5%       10%
Avg. sq.ft. occupancy               91%       85%       7%        7%
Total net rentable sq.ft.       491,000   491,000
# of properties                       9         9

<F1> Includes all direct property expenses.  Does not include any allocation of joint expenses incurred, such as off-site management personnel.
<F2> Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(dollars in thousands except      Nine months ended September 30,
average rent                     --------------------------------
                                                      US        Local
                                                    Dollar    Currency
                                2000      1999     % Change   % Change
                                -----     -----    --------   --------
Rental revenue                  $4,392    $4,126      6%         21%
Property operating expenses<F1>  1,348     1,508     -11%         2%
                                ------   -------
Net operating income            $3,044    $2,618      16%         33%
                                ======    ======
Avg. annual rent per sq.ft.<F2> $13.40    $13.80      -3%         10%
Avg. sq.ft. occupancy              87%      79%       10%         10%
Total net rentable sq.ft.      491,000   491,000
# of properties                      9        9

<F1>Includes  all  direct property expenses.  Does  not  include  any
   allocation   of  joint  expenses  incurred,  such   as   off-site
   management personnel
<F2>Average  annual  rent  per square  foot  is  calculated  by dividing actual rent collected by the average number of square feet occupied during the period.

     During the third quarter of 2000, revenue from the same stores in local currency increased 17% over the third quarter of last year. This resulted from an average rate increase of 10% combined with an increase of 7% in occupancy. This revenue increase is offset by a decline in the value of the EUR of 16% over the last year resulting in a 1% increase in revenue when measured in US dollars.

     For the nine months ended September 30, 2000, an increase in rental revenue of 21% in local currencies resulted from increases in occupancy and rental rates, and was offset by changes in foreign
currency exchange rates, to 6% when measured in US dollars.   In
addition, the decrease in property operating expenses is primarily attributable to the change in foreign exchange rates.



                        European Development
     The following table summarizes European developments by country in U.S. dollars:

                                                 Total Net
                                                  Rentable
                       Number                      Sq. Ft.
                         of      Estimated        when all
                       Proper-   Total Cost      phases are
                        ties        <F1>          complete
                      -------    ----------      ----------
     Opened in 2000
       France            3       $12.2 million     183,000
       United            2       $15.3 million      95,000
       Netherlands       2        $8.0 million     113,000
       Belgium           1        $3.6 million      67,000

     Opened in 1999
       Belgium           2        $5.2 million     137,000
       France            1        $3.2 million      54,000
       Netherlands       1        $4.7 million      61,000
       Sweden            5       $16.0 million     282,000
       United Kingdom    3       $19.5 million     179,000

     Opened in 1998
       Belgium           3        $9.2 million     185,000
       Sweden            4       $15.2 million     260,000

<F1> The actual completed cost of this project could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 1999 Annual Report on Form 10-K.

     During the first nine months of 2000, Benelux SCA opened eight storage centers with an estimated total cost of $39.1 million and net rentable square feet of 458,000 when all phases are complete. Two of these storage centers opened in late September and did not contribute to NOI for the quarter. After an average of five months of operation, these stores have an average occupancy of 35% and generated $586,000 in net operating losses for the first nine months of 2000.

     Of the 12 storage centers opened in 1999, 11 opened in the last two months of the year. These 12 storage centers have an estimated total cost of $48.6 million and net rentable square feet of 713,000 when all phases are complete. These storage centers generated $287,000 of net income for the quarter and $562,000 in net operating losses for the nine months ended September 30, 2000.

     The seven storage centers opened during 1998 had an average occupancy of 64% after an average of 24 months of operations and together generated $1,450,000 in net operating income for the first nine months of 2000. For the month ended September 30, 2000, net operating income for these developments represented 64% of projected monthly NOI at stabilization (as measured in the relevant local currency).

     In addition to the above completed developments, Benelux SCA currently has another 14 European storage centers under construction. These developments are located as follows: six in France, three in the Netherlands, two in Sweden, two in Belgium and one in the UK. Additionally, they have purchased one site in Belgium in which construction has not yet started. The following table summarizes European development projects in progress at September 30, 2000:

                                        Estimated
                              Number    Completed     Total Cost to
                                of       Cost of        Date as of
                              Projects  Projects (1)  Sept. 30, 2000
                              --------   -----------  --------------
   New Developments
   Construction in Progress
     France                     6       $25.3 million  $13.1 million
     Sweden                     2        $8.6 million   $2.3 million
     Netherlands                3       $12.1 million   $5.5 million
     Belgium                    2        $7.0 million   $3.9 million
     UK                         1        $7.0 million   $2.9 million

   Land purchased pending
   construction
     Belgium                    1        $3.9 million   $1.7 million

<F1> The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 1999 Annual Report on Form 10-K.

     In the current state of the European self storage market, we believe that a strategy of growth through development will result in higher returns over the long term. However, this expansion and development strategy creates a short-term dilution of earnings during the rent-up phase of a project. Beginning in 2001, Shurgard anticipates developing between 30 and 40 stores per year. These projections are based on estimates and assumptions that we believe are reasonable, but projections are necessarily speculative, unanticipated events may occur, actual results are likely to vary from the projections and, accordingly, you are cautioned not to place undue reliance on the projections. Actual results may differ materially as a result of several factors, including those discussed above. For further discussion, see DOMESTIC DEVELOPMENT in our 1999 Annual Report on Form 10-K.

DEVELOPMENT FINANCING ARRANGEMENT

     In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO), we have been pursuing alternative financing options. In connection with this initiative, on May 15, 2000, we formed a new joint venture with Chase Capital Partners (CCP) to acquire and operate newly developed self storage properties developed by us. The venture, when fully funded, will be capitalized with approximately $95 million. The joint venture will be funded with third-party debt financing equal to approximately 60% of total capitalization. The venture's equity contributions will be funded 80% by CCP and 20% by us. We will also develop and manage the properties for the joint venture under various agreements entitling us to industry standard development and property management fees. Additionally, we have the right to certain equity incentive amounts based on the performance of the properties. We are in the process of finalizing financing arrangements. We expect the closing will take place before the end of the year and will include 21 properties.


OTHER REAL ESTATE INVESTMENTS

     The following table shows income (loss) from unconsolidated real estate investments for the three and nine months ended
September 30, 2000 and 1999. All income and loss amounts reflect our pro rata ownership percentage.

(dollars in thousands)     Three months ended     Nine months ended
                               Sept. 30,              Sept. 30,
                          -------------------   --------------------
                            2000      1999         2000       1999
                          --------  --------      -------   --------
Containerized storage     $  (354)   $ (533)      $(1,353)  $(1,945)
Unconsolidated joint         (384)     (286)       (1,140)     (665)
ventures
Participating mortgages        436      424         1,250     1,225
European operations           (325)    (173)       (1,026)   (1,027)
                          ---------  --------    --------   --------
     Total                $   (627)  $ (568)      $(2,269)  $(2,412)
                          =========  ========    =========  =========

                        Containerized Storage

     As discussed in our 1999 Annual Report on Form 10-K, we have invested in Shurgard Storage To Go, Inc., (STG) a containerized storage business. We own nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax. As of September 30, 2000, our gross investment in STG was $5.0 million and we have committed to lend up to $12.95 million under unsecured five-year notes to fund negative cash flow during the rent up phase. At September 30, 2000, $12.5 million was outstanding. Our pro rata portion of STG losses was $355,000 and $533,000 for the three months ended September 30, 2000 and 1999, and $1,353,000 and $1,945,000 for the nine months ended September 30, 2000 and 1999, respectively. 1999 includes the write-off of start-up costs in accordance with SOP 98-5 totaling $92,000. Although containerized storage revenues are up 23% over the first nine months of 1999, we expect expenses will continue to exceed revenues in 2000. We currently estimate that our pro rata portion of 2000 losses will total $1.8 million, including $700,000 of depreciation.
Our pro rata portion of third quarter NOI was $41,000. There is, of course, no assurance that this expectation will be met as numerous factors affect profitability. For a detailed discussion of those factors, see our 1999 Annual Report on Form 10-K. Additionally, we currently guarantee $9.2 million in lease obligations for STG. In order to allocate resources to those markets we believe have the greatest potential, we are currently evaluating exit strategies for the Chicago and Portland markets. Under the new REIT tax laws, it may be necessary to change the ownership structure of STG before January
2001.  Management is evaluating possible alternatives.

                    Unconsolidated Joint Ventures
     Pursuant to our affiliation agreements with two storage operators, we have entered into 24 joint ventures in which our economic interests ranges from 50% to 90%. As of September 30, 2000, we had invested a total of $25.0 million in these joint ventures. Our pro rata portion of joint venture losses totaled $1,070,000 ($494,000 of income before depreciation and amortization) for the nine months ended September 30, 2000 as losses from new properties added during the previous and current year offset earnings from stabilized properties. Our pro rata portion of losses for these joint ventures totaled $408,000 ($819,000 of income before depreciation and amortization) for the nine months ended September 30, 1999. We have guaranteed our pro-rata portion of certain joint venture loans totaling $35.2 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions elsewhere in this Quarterly Report on Form 10-Q (Same Stores, Domestic Acquisitions or Domestic Development) under INTERNAL GROWTH.

                       Participating Mortgages
     We have $13.1 million invested in three participating mortgage loans. All three mortgages are non-recourse to the borrower, bear interest at 8% per annum and mature in January 2005. These loans are secured by real estate, including four storage centers and office/warehouse space. We receive contingent interest payments from the mortgaged properties equal to 50% of both operating cash flow and distributions from the gain on sale of real property, as defined. We have options to purchase the properties at established prices, that are exercisable from January 2000 until January 2005.

OTHER OPERATIONS

     Interest expense increased $2.1 million over the prior year quarter and $6.8 million over the first nine months of 1999 due to an increase in the outstanding debt balance from $428.8 million at September 30, 1999 to $509.7 million at September 30, 2000. Additionally, we capitalized $6.3 million and $6.4 million in interest related to the construction of storage centers for the nine months ended September 30, 2000 and 1999, while $2.2 million and $2.1 million were capitalized for the three months ended September 30, 2000 and 1999, respectively.

FUNDS FROM OPERATIONS

    Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) October 1999, White Paper on Funds from Operations, is defined as net income (calculated in accordance with GAAP) including non-recurring events, except for those defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred stockholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. Our 1999 financial information has been restated to reflect the new definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

                            Quarter ended       Nine months ended
                              Sept. 30,             Sept. 30,
                           ---------------      ------------------
                            2000      1999       2000        1999
                           ------    ------     ------      ------
Net income                $14,787    $14,018   $ 39,399    $ 36,958
Non-recurring
revenue/expenses                                              1,545
Preferred dividend         (2,187)    (2,187)    (6,563)     (6,563)
Depreciation/amortization  10,324      9,420     30,019      27,442
Depreciation/
amortization from
unconsolidated joint
ventures and subsidiaries    (454)       (80)    (1,281)         84
Deferred financing costs     (256)      (289)      (769)       (859)
                          --------   --------   --------   --------
FFO as currently defined   $22,214    $20,882   $ 60,805   $ 58,607
                          =========  ========   =========  ========

     FFO for the third quarter and first nine months of 2000 rose
6.4% and 3.8% over FFO for the third quarter and first nine months of 1999, respectively. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments offset by financing costs and increased expenses in marketing and real estate taxes. Additionally, improvements in the operating performance of our containerized storage business contributed $537,000 to this increase. Non-recurring revenue and expenses for 1999 in the table above includes the effect of the cumulative change in accounting principle relating to SOP 98-5 for both consolidated entities and our pro-rata portion of unconsolidated joint ventures. We expect FFO for the fourth quarter 2000 to fall within the range of $.69 to $.73 per share. (See Note A to the Financial Statements). These projections are based on estimates and assumptions that we believe are reasonable, but projections are necessarily speculative, unanticipated events may occur, actual results are likely to vary from the projections and, accordingly, you are cautioned not to place undue reliance on the projections. Actual results may differ materially as a result of several factors, including those discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2000, we invested $63.7 million in domestic development and expansion projects, $24.9 million on acquisitions, and $4.7 million in capital improvements to our existing portfolio and other capital improvements. The $3.9 million increase in other real estate investments consists primarily of $3.7 million invested in joint ventures and $0.2 million invested in our containerized storage operation.

     The balance on the domestic line of credit increased $62.7 million from December 31, 1999 to September 30, 2000. Draws on the line of credit were used to fund development and acquisition activity, as well as general corporate purposes. We have an unsecured domestic line of credit to borrow up to $200 million at a spread over LIBOR, maturing September 30, 2001, with the option to extend until September 2002. The amount available and the spread vary based on the terms of the agreement; as of September 30, 2000, the current available amount is $200 million, of which approximately $164.7 million was outstanding. At September 30, 2000, the weighted average interest rate was 7.80%. At September 30, 2000, the ratio of the Company's debt to total assets before depreciation was 37% and its debt to total market capitalization was 40%.

     We anticipate funding 2000 growth and our ongoing development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. We intend to pursue joint ventures with private institutions and public pension funds to provide these alternative sources of capital. We believe that our cash flow in 2000 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. We are currently evaluating alternatives for refinancing the portion of our long term debt which matures in 2001. Cash provided by operating activities for the nine months ended September 30, 2000 was $73.8 million compared to $70.8 million for the same period of 1999. On October 26, 2000, we declared a dividend of $0.51 per share to be paid on November 22, 2000. This dividend is approximately 68% of third quarter FFO.

Part II, Item 1:  Legal Proceedings

     Michael Walker vs. Smith, Beck, Barbo, Hutchinson, Porter, Johnson and Shurgard. On May 9, 2000 a purported class action complaint to enjoin alleged breaches of fiduciary duty was filed in King County Superior Court of Washington by Michael Walker, an alleged shareholder of the Company. The Complaint alleged that the directors breached their fiduciary duty in connection with their response to an alleged "takeover offer" from Public Storage. This complaint has been dismissed.


Part II, Item 5:  Other Information

Pro Rata Statement of Assets and Liabilities at Historical Cost
Supplemental Financial Data
September 30,2000
(Unaudited)
(in thousands)    Consoli-    Unconsoli-
                    dated       dated      Total     European
                  Domestic    Domestic    Domestic     Self
                 Operations   Operations Operations   Storage    Total
                 ----------   ---------- ----------  ---------  ---------
Operating
storage centers  $1,049,151   $ 70,198  $1,119,349   $ 10,976   $1,130,325
Construction in
progress             55,761      8,185      63,946      2,417       66,363
Containerized
storage assets                   4,038       4,038                   4,038
Corporate office     14,238      1,790      16,028                  16,028
Accumulated
depreciation       (148,553)    (7,139)   (155,692)      (602)    (156,294)
                  ----------   --------   ---------   ---------  ---------
 Storage assets,
   net              970,597     77,072   1,047,669     12,791    1,060,460

Participating
mortgages            13,116                 13,116                  13,116
Cash and other
assets               60,075      2,577      62,652      2,010       64,662
Amortizable
assets               28,261      1,536      29,797        444       30,241
                 ----------   --------   ---------    -------   ----------
 Total assets    $1,072,049   $ 81,185  $1,153,234   $ 15,245   $1,168,479
                 ==========   ========= ==========   ========   ==========

Accounts payable
and other        $   37,687   $  2,558  $   40,245   $  1,340   $   41,585
Lines of credit     164,675     39,943     204,618      5,723      210,341
Notes payable       242,617     23,424     266,041      6,369      272,410
                 ----------   --------  ----------   --------     --------
 Total
liabilities      $  444,979   $ 65,925  $  510,904   $ 13,432   $  524,336
                 ==========   ========  ==========   ========   ==========

(1) The information is presented on a combined basis and represents both consolidated and unconsolidated entities at pro rata ownership percentages

Other Selected Pro Rata Self Storage Operating Data
For the nine months ended September 30, 2000
                                       Historical
                            NOI          Cost
                         ---------     -----------
Domestic:
 Same Store              $  92,342    $  932,263
 New Store                  10,695       187,086
                         ----------   ----------
                         $ 103,037    $1,119,349
                         ==========   ==========

European:
 Same Store              $     230    $    1,939
 New Store                     (53)        9,037
                         -----------  -----------
                         $     177    $   10,976
                         ===========  ===========

(1) This information is presented on a combined basis and represents both consolidated and unconsolidated entities at pro rata ownership percentages.

Summary of Operating Self Storage Properties
                      Domestic           European             Total
                  -----------------  ----------------   -----------------
                 Number      Net     Number     Net     Number     Net
                   of      Rentable    of    Rentable     of     Rentable
                 Proper-    Square   Proper-  Square    Proper-   Square
                  ties       Feet     ties     Feet      ties      Feet
                 ------   ---------  ------  --------   ------  ---------

100% owned         271   17,601,000                       271   17,601,000
Partially owned,
 Consolidated       48    3,121,000                        48    3,121,000
Partially owned,
 Unconsolidated     24    1,441,000     36    2,081,000    60    3,522,000
Fee managed         32    1,881,000                        32    1,881,000
                   ---   ----------     --    ----------  ---  -----------
                   375   24,044,000     36    2,081,000   411   26,125,000
                   ===   ==========     ==    =========   ===   ==========

     Effective July 1, 2000, Shurgard's shareholder accounts are serviced by a new transfer agent, American Stock Transfer & Trust
Company.


Part II, Item 6:  Exhibits and Reports on Form 8-K
Exhibits:

     Exhibit 10.1 - Form of Business Combination Agreement dated
     July 27, 2000, together with schedule of actual agreements

     Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

      During the quarter ended September 30, 2000, no reports were filed on Form 8-K.


                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHURGARD STORAGE CENTERS, INC.

Date:  November 9, 2000   By: /s/ Harrell Beck
                          Harrell Beck
                          Chief Financial Officer, Chief Accounting
                          Officer and Authorized Signatory