Form 10-K/A
period 1999-12-31
SHURGARD STORAGE CENTERS INC
filed 2001-01-25
CIK 906933

-2-
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                           FORM 10-K/A

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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class             Name of each exchange on which registered
Class A Common Stock,
 par value $.001 per share            New York Stock Exchange
Preferred Share Purchase Rights       New York Stock Exchange
8.8% Series B Cumulative Redeemable Preferred Stock,
 par value $.001 per share            New York Stock Exchange
8.7%Series C Cumulative Redeemable Preferred Stock,
 par value $.001 per share            New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.       X

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

There are 8 pages.


                                  PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements

                                                    Page No.
                                                   ----------
        Consolidated Balance Sheets at
        December 31, 1999 and 1998.                   49
        For the years ended December 31, 1999,
        1998 and 1997:
          Consolidated Statements of Income           50
          Consolidated Statements of                  51
        Shareholders' Equity
          Consolidated Statements of Cash Flows      52-53
          Notes to Consolidated Financial            54-70
        Statements
          Independent Auditors' Report                71

     2.  Financial Statement Schedules

            All schedules have been omitted because either they are not applicable or the required information is shown in the financial statements.

     3.  Exhibits
   3.1    Articles of Incorporation of the
          Registrant (1)
   3.2    Designation of Rights and Preferences of
          Series A Junior Participating Preferred Stock
          (Exhibit 3.2) (2)
   3.3    Designation of Rights and Preferences of 8.8%
          Series B Cumulative Redeemable Preferred
          Stock (Exhibit 3.3) (2)
   3.4    Restated Bylaws of the Registrant (Exhibit
          3.4) (2)
   3.5    Designation of Rights and Preferences of 8.7%
          Series C Cumulative Redeemable Preferred
          Stock (Exhibit 3) (3)
   4.1    Rights Agreement between the Registrant and
          Gemisys Corporation dated as of March 17,
          1994 (Exhibit 2.1) (4)
   4.2    First Amendment to Rights Agreement between
          the Registrant and Gemisys Corporation dated
          May 13, 1997 (Exhibit 4.2)(5)
   4.3    Indenture between the Registrant and LaSalle
          National Bank, as Trustee, dated April 25,
          1997, (Exhibit 10.4)(6)
   4.4    Supplemental Indenture dated July 11, 1997
   4.5    Form of 7 1/2% Notes due 2001 (Exhibit
          4.1)(7)
   4.6    Form of 7 5/8% Notes due 2007 (Exhibit
          4.2)(7)
   10.1   Amended and Restated Loan Agreement between
          Nomura Asset Capital Corp., as Lender, and
          SSC Property Holdings, Inc., as Borrower,
          dated as of June 8, 1994 (Exhibit 10.4) (8)
   10.2   Amended and Restated Collection Account and
          Servicing Agreement among SSC Property
          Holdings, Inc., Pacific Mutual Life Insurance
          Company, LaSalle National Bank and Nomura
          Asset Capital Corp. dated as of June 8, 1994
          (Exhibit 10.5) (8)
   10.3   Amended and Restated Loan Agreement among
          Shurgard Storage Centers, Inc., Seattle-First
          National Bank, KeyBank of Washington, U.S.
          Bank of Washington and LaSalle National Bank
          dated September 9, 1996 (Exhibit 99.40) (9)
   10.4   First Amendment to Amended and Restated Loan
          Agreement dated as of November 14, 1996
          (Exhibit 10.8) (5)
   10.5   Second Amendment to Amended and Restated Loan
          Agreement dated as of March 12, 1997 (Exhibit
          10.10) (10)
   10.6   Third Amendment to Amended and Restated Loan
          Agreement dated as of July 27, 1997 (Exhibit
          10.6) (11)
   10.7   Fourth Amendment to Amended and Restated Loan
          Agreement dated as of January 30, 1998
          (Exhibit 10.7) (11)
   10.8   Fifth Amendment to Amended and Restated Loan
          Agreement dated as of May 1, 1998 ((Exhibit
          10.1) (12)Exhibit 10) (12)
   10.9   Sixth Amendment to Amended and Restated Loan
          Agreement dated as of October 27, 1998
          (Exhibit 10.1) (13)
   10.10  Agreement and Plan of Merger between the
          Registrant and Shurgard Incorporated dated as
          of December 19, 1994 (Exhibit 10.7) (14)
   *10.11 Amended and Restated 1993 Stock Option Plan
          (Exhibit 10.7)(11)
   *10.12 Amended and Restated Stock Incentive Plan for
          Nonemployee Directors (Exhibit 10.7)(15)
   *10.13 1995 Long-Term Incentive Compensation Plan
          (16)
   *10.14 Form of Business Combination Agreement,
          together with schedule of actual agreements
   10.15  Partnership Agreement, dated April 28, 1998,
          between Shurgard Development I, Inc. and
          Fremont Storage Partners I, L.P. forming
          Shurgard/Fremont Partners I (Exhibit 1.1)
          (17)
   10.16  Seventh Amendment to Amended and Restated
          Loan Agreement dated as of April 28, 1999
          (Exhibit 10.3) (18)
   10.17  Partnership Agreement, dated March 17, 1999,
          between Shurgard Development II, Inc. and
          Fremont Storage Partners II, L.L.C, forming
          Shurgard/Fremont Partners II (Exhibit 10.1)
          (18)
   10.18  First Amendment to Partnership Agreement
          between Shurgard Development II, Inc. and
          Fremont Storage Partners II, L.L.C, forming
          Shurgard/Fremont Partners II as of April 27,
          1999. (Exhibit 10.2) (18)
   10.19  Second Amended and Restated Loan Agreement
          among Shurgard Storage Centers, Inc., Bank of
          America, N.A., Key Bank National Association,
          U.S. Bank National Association, and LaSalle
          Bank National Association, dated September
          30, 1999. (Exhibit 10.1) (19)
   10.20  First Amendment to Second Amended and
          Restated Loan agreement among Shurgard
          Storage Centers, Inc., Bank of America, N.A.,
          Key Bank National Association, U.S. Bank
          National Association, and LaSalle Bank
          National Association, dated September 30,
          1999.
   10.21  Second Amendment to Second Amended and
          Restated Loan agreement among Shurgard
          Storage Centers, Inc., Bank of America, N.A.,
          Key Bank National Association, U.S. Bank
          National Association, LaSalle Bank National
          Association, The Bank of Novia Scotia, and
          Bank One, dated December 16, 1999.
   10.22  Separation Agreement and Mutual General
          Release among Shurgard Storage Centers, Inc.
          and Michael and Tina Rowe, dated January 26,
          2000.
   12.1   Statement Re:  computation of Earnings to
          Fixed Charges
   21.1   Subsidiaries of the Registrant
   23.1   Consent of Deloitte & Touche LLP
   27.1   Financial Data Schedule

     _________________

       (1) Incorporated by reference to Exhibit B contained in the Definitive Additional Proxy Materials on Form DEF14A filed on April 29, 1997.

       (2) Incorporated by reference to designated exhibit filed with the Registrant's Current Report on Form 8-K dated May 14, 1997.

       (3) Incorporated by reference to designated exhibit filed with Registrant's Registration Statement on Form 8-A filed on December 4, 1998.
       (4) Incorporated by reference to designated exhibit filed with the Registrant's Registration Statement on Form 8-A filed on
           March 17, 1994.
       (5) Incorporated by reference to designated exhibit filed with the Registrant's Form 8-B Registration on July 16, 1997.
       (6) Incorporated by reference to designated exhibit filed with the
           Registrant's Form 10-Q for the quarter ended March 31, 1997.
       (7) Incorporated by reference to designated exhibit filed with the
           Registrant's Current Reports on Form 8-K dated April 22, 1997.
       (8) Incorporated by reference to designated exhibit filed with the Registrant's Registration Statement on Form S-4, Amendment No. 1, filed on January 25, 1995.
       (9) Incorporated by reference to designated exhibit filed with the Registrant's Schedule 13E-3/A Amendment No. 11 filed on October 12, 1996.
       (10)Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-K for the year-ended December 31, 1996.
       (11) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-K for the year-ended December 31, 1997.
       (12)  Incorporated by reference to designated exhibit filed with the
           Registrant's Form 10-Q for the quarter ended March 31, 1998.
       (13)  Incorporated by reference to designated exhibit filed with the
           Registrant's Current Report on Form 8-K filed December 3, 1998.
       (14) Incorporated by reference to Appendix I filed as part of the Registrant's definitive Proxy Statement/Prospectus dated February 15, 1995.
       (15) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-k filed on March 31, 1995.
       (16)  Incorporated by reference to Appendix B filed as part of the
           Registrant's definitive Proxy Statement dated June 8, 1995.
       (17)  Incorporated by reference to designated exhibit filed with the
           Registrant's Current Reports on Form 8-K dated May 29, 1998
       (18)  Incorporated by reference to designated exhibit filed with the
           Registrant's Form 10-Q for the quarter ended March 31, 1999.
       (19)  Incorporated by reference to designated exhibit filed with the
           Registrant's Form 10-Q for the quarter ended September 30, 1999.
     *   Management contract or compensatory plan or arrangement

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

                              SHURGARD STORAGE CENTERS, INC.

                              By: /s/ Harrell Beck
                                 Harrell Beck
                                 Senior Vice President
                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 6th day of March 2000.

         Signature                       Title
 ---------------------------    ------------------------------
   /s/ Charles K. Barbo         Chairman of the Board,
                                President and Chief Executive Officer
   Charles K. Barbo             (Principal Executive  Officer)


   /s/ Harrell Beck             Senior Vice President,
                                Treasurer, Chief Financial Officer and
   Harrell Beck                 Director (Principal Financial and
                                Accounting Officer)


   /s/ George Hutchinson        Director

   George Hutchinson


   /s/ Raymond Johnson          Director

   Raymond Johnson


   /s/ W. J. Smith              Director

   W. J. Smith

   /s/ W. Thomas  Porter        Director

   W. Thomas Porter



                      SHURGARD STORAGE CENTERS, INC.
  EXHIBIT (12.1) - STATEMENT RE: COMPUTATION OF EARNINGS TO FIXED CHARGES
                          (AMOUNTS IN THOUSANDS)


                                         Year ended December 31,
                           ------------------------------------------------

                           1999 (1)    1998      1997      1996       1995
                         ---------   --------  --------  ---------  --------
Ratio of earnings to
fixed charges

Pre-tax income from
 continuing operations
 before minority
 interest adjustment,
 equity investee
 income, or
 cumulative effect of
 changes in accounting
 principle                $  52,348   $ 43,398  $ 40,822  $ 29,466   $ 28,426
Interest expense             22,445     21,076    17,096    12,829     12,038
Amortization of loan          1,983      1,319     1,105     1,120      1,120
 costs
Minority interest in
 pre-tax income of
 subsidiaries that
 have no fixed charges        (361)      (484)     (150)      (50)      (211)
Amortization of
 capitalized interest          502        250       144        36
Distributed income of
 equity investees           (3,302)    (1,628)      225      3,371      1,396
Share of pre-tax
 losses of equity
 investees for which
 charges arise from
 guarantees                   -           -        -         -          -
                          --------   --------   ---------  --------  --------
Earnings before
 cumulative effect of
 changes in accounting
 principle                $ 73,615   $ 63,931   $  59,242  $ 46,772  $ 42,769
                          ========   ========   =========  ========  ========

Fixed charges
Interest expensed and
 capitalized              $ 31,445   $  28,676  $  20,296  $ 15,629  $ 13,138
Amortization of loan         1,983       1,319      1,105     1,120     1,120
 costs
Preferred dividends          8,750       4,690      3,060
                          --------   ---------  ---------  --------- --------
                          $ 42,178   $  34,685  $  24,461  $  16,749 $ 14,258
                          =========  =========  =========  ========= ========
Ratio of Earnings to
 fixed charges                1.75        1.84       2.42       2.79     3.00


(1)    For 1999, the Company's European  operations  are   no longer
consolidated, but are now reported under the equity method. This reporting change has been retroactive to January 1999.



EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in this Registration Statement No. 333-21273 on Form S-3 and in Registration Statements No. 333-03465 and 333-61611 on Form S-8 of Shurgard Storage Centers, Inc. of our report dated February 11, 2000, appearing in the Annual Report on Form 10-K/A of Shurgard Storage Centers, Inc. for the year ended December 31, 1999.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Seattle,Washington
January 24, 2001