Form 10-K405
period 2000-12-31
SHURGARD STORAGE CENTERS INC
filed 2001-03-14
CIK 906933

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                 TO                 .
                                     ---------------    ---------------

                         COMMISSION FILE NUMBER 0-23466

                         SHURGARD STORAGE CENTERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                     91-1603837
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
Class A Common Stock, par value $.001 per share                  New York Stock Exchange
Preferred Share Purchase Rights                                  New York Stock Exchange
8.8% Series B Cumulative Redeemable Preferred Stock, par         New York Stock Exchange
  value $.001 per share
8.7% Series C Cumulative Redeemable Preferred Stock, par         New York Stock Exchange
  value $.001 per share
8.75% Series D Cumulative Redeemable Preferred Stock; par        New York Stock Exchange
  value $.001 per share

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 23, 2001: $713,148,701.

  Class A Common Stock outstanding as of February 23, 2001: 29,725,217 shares
    Class B Common Stock outstanding as of February 23, 2001: 154,604 shares

     Documents incorporated by reference: Part III is incorporated by reference from the Proxy Statement to be filed in connection with our Annual Shareholders Meeting to be held May 8, 2001.

                              THERE ARE 69 PAGES.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

OVERVIEW

     Shurgard Storage Centers, Inc. (the Company or SSCI) is a real estate investment trust (REIT) that develops, acquires, owns and manages self storage centers and related operations. Our self storage centers offer easily accessible storage space for personal and business uses. We are one of the four largest operators of self storage centers in the United States. As of December 31, 2000, we operated a network of 428 storage centers and three business parks located throughout the United States and in Europe. Of these properties, we own, directly and through our subsidiaries and joint ventures, 399 properties containing approximately 25.3 million net rentable square feet. Of the 399 properties, 352 are located in 19 states in the U.S., and 47 are located in Europe. We also manage for third parties 31 self storage centers and one business park containing approximately 1.9 million net rentable square feet. For the year ended December 31, 2000, our properties had a weighted average annual net rentable square foot occupancy rate of 83% and a weighted average rent per net rentable square foot of $10.80.

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

BUSINESS STRATEGY

     Our mission is to become the global leader in storage products and services and to ensure satisfaction and value for our customers through security, quality and innovation. Our strategy involves an emphasis on customer service and satisfaction; portfolio management; development and acquisitions; and property management systems.

  Customer Service and Satisfaction

     - Quality Employees. We view the quality of customers' interaction with employees as critical to our long-term success. Accordingly, we emphasize teamwork in our employee training programs. Through our emphasis on training, personnel development and decentralized decision-making, we believe we attract well-qualified, highly motivated employees committed to providing superior levels of customer service.

     - Convenient and Secure Stores. Our stores are easily accessible, offer a range of storage products and services for customer convenience, and emphasize security and product quality. We believe that our strategy of offering high-quality, convenient stores strengthens the brand image of Shurgard, attracts customers and enables us to maintain premium rents.

       -- Store Location and Hours. Our stores are generally located in major metropolitan areas along retail and high-traffic corridors for easy customer access, and usually have significant road frontage for high visibility. Although hours vary from store to store, customers can generally access their individual units between 6 a.m. and 9 p.m.

       -- One-Stop Convenience. Our stores offer a range of storage products and ancillary services, including supplies such as packing and storage materials, locks and boxes, as well as services such as property insurance referrals, moving company referrals, and Ryder truck rentals that we believe conveniently and efficiently address customers' storage needs. In addition, we generally offer premium features such as computer-controlled access and electronic security systems. Finally, a number of our stores offer climate-controlled storage space.

       -- Property Security. A variety of measures are used at our stores, as appropriate, to enhance security. Such measures may include, among others, on-site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, individual unit alarms, perimeter beams, fencing and lighting. Customers are each assigned a designated personal identification number for use in connection with a computerized gate access system. Each access is logged into a computer database. In addition, we have developed and plan to continue to improve our package of security controls, including software, video and interactive communication.

       -- Capital Expenditures and Maintenance. We budget for a level of capital expenditures consistent with our commitment to maintaining attractive, well-maintained and secure self storage centers, which enable us to pursue a premium pricing strategy. In addition, capital expenditures for consistent signage and color scheme among our properties strengthens the brand image of Shurgard.

       -- Selective Disposition. We regularly review our portfolio compared to established internal standards, identify those properties which cannot meet these standards and dispose of such properties. We intend to continue this policy.

     - Marketing and Marketing Research. We place primary marketing emphasis on providing managers with sales skills to elicit customer needs and turn prospects into customers. We also have a national sales center to field telephone sales calls from individual properties. Employees at the national sales center are able to rent a unit at the store most convenient to the customer. In 2000, we implemented additional sales and marketing programs to broaden our distribution channels, such as a web site for our enhanced e-commerce business and an expanded commercial accounts and direct sales force in selected markets. We will continue to implement additional programs through the first half of 2001.

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

     We employ various means to increase our share of the self storage market. We place prominent advertisements in the yellow pages and seek to promote customer awareness of our stores through highly visible store locations, site signage and architectural features. We locate our stores along retail and high-traffic corridors, usually with significant road frontage to increase visibility. We build on most newly developed stores a distinctive "lighthouse" office to distinguish us from competitors and to increase customer awareness of the Shurgard brand.

  Portfolio Management

     Our portfolio management strategy is to increase same store cash flow by achieving the highest rental rate structure consistent with strong occupancy rates, cost containment, improved operating leverage, and expansion of our existing stores.

     - Revenue Optimization. We seek to optimize our revenue by achieving the highest rental rate structure for our stores, consistent with strong levels of occupancy, through the use of teams of store employees and district managers who are trained and authorized to set rental rates and make rental rate changes based on their analysis of demand and availability at a particular store. We empower local market personnel to change marginal rental rates in order to ensure a fast, flexible response to changing market conditions. Market personnel evaluate their properties' rental rates on a periodic basis, based on unit demand and unit availability, and can quickly change marginal rental rates to ensure that revenue is optimized.

     - Cost Containment and Improved Operating Leverage. We seek to increase cash flow by carefully containing operating expenses. For example, we appeal our real estate tax assessments. In addition, as we increase the number of properties in our targeted markets, we achieve economies of scale and lessen the impact of corporate overhead expense. We believe that our management and operational procedures, which can be implemented over a large number of properties, enable us to add new properties with little additional overhead expense.

     - Strategic Build-Outs. We seek to increase revenue by building out additional rentable storage space at suitable stores either through on site expansion or acquisition of property adjacent to existing stores. We typically receive high incremental returns on such build-out investments, because resulting revenue increases are achieved with little increase in fixed operating costs.

  Development and Acquisitions

     Our external growth strategy is to develop new, high-quality self storage properties and to selectively acquire additional self storage properties that meet or can be upgraded to meet our standards. In general, we plan to develop or acquire new properties primarily in our existing markets and in new markets that create economies of scale with our current network of stores. In most markets, we seek to own at least 15 stores in order to realize operating and marketing efficiencies and increase brand awareness. We believe that the experience of our management team in developing and acquiring self storage properties strengthens our ability to pursue our external growth strategy.

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

     - Development. We believe that several factors favor our development strategy:

       -- Development Expertise. We have substantial construction management and architectural experience that was acquired over the past 26 years. Along with our predecessors, we developed more than a third of the properties we currently own or manage, and, since 1972, we have maintained an internal development staff, which currently employs 34 people.

       -- Strategic Site Selection to Maximize Revenues. To obtain the best store locations, we target sites for development in urban areas and up-scale retail areas that often require rezoning and other complex development measures. We believe that the difficulties of developing storage properties in such in-fill areas may discourage competitors from locating nearby and, as a result, enable us to operate in underserved areas. This in turn enables us to charge higher rental rates.

       -- Focus on Quality and Brand Image Development. We have greater control of quality and brand image by developing our own self storage properties. This enables us to focus on high construction quality and standards and a consistent and inviting building design. We believe our focus on quality and consistency will enable us to further strengthen awareness of the Shurgard brand, obtain repeat business, maintain premium prices and differentiate us from our competitors.

     - Acquisitions. We also selectively acquire high-quality properties that are consistent with our business plan. Additional acquisitions allow us to spread overhead and certain management, marketing and advertising costs over a greater number of revenue-producing assets. As a result, we can achieve increasing economies of scale with each new property acquired. We complete a thorough analysis of each property that we intend to acquire, including, but not limited to, a review of capital expenditures that will be required for the property to meet our standards and, at a minimum, a Phase I environmental assessment report.

     - European Investment. The strategies mentioned above also apply to our European investment. During the past seven years, our European partners have cautiously tested the product on local consumers and have tailored their self storage product to meet the needs of European consumers. During that time they built the infrastructure necessary to support an accelerated expansion program. Today, these European operations employ over 225 employees with a senior management team made up of seasoned managers with substantial local development, finance, operations and marketing experience. As of December 31, 2000, we had a 7.57% interest in 47 storage centers operating in five countries.

     - Shurgard Storage To Go, Inc. Our customer service focus means that we are continually exploring new ways to serve our customers' storage needs. One of the ways we have broadened our ability to meet customer needs is by bringing storage directly to the customer through containerized storage through Shurgard Storage To Go. Weatherized 8'x5'x8' storage containers are delivered to customers for packing. The containers are then picked up and delivered to a warehouse for storage. Customers may access their storage container in a showroom at the warehouse or have it redelivered to their home. In addition to the monthly rental charge, service fees may be charged for transportation of the container. This business venture is currently operating in the Seattle, Portland, San Francisco, Chicago and Atlanta markets. We are currently in the process of exiting the Chicago market.

  Property Management Systems

     We have integrated property management systems and procedures for marketing, advertising, leasing, operations, maintenance and security of properties and the management of on-site personnel. Our computerized management information system links our corporate office with each store. During 1997, we completed the development and installation of proprietary software that expedites internal auditing, financial statement and budget preparations, allows the daily exchange of information with our corporate office, and manages detailed information with respect to the tenant mix, demographics, occupancy levels, rental rates, revenue optimization, payroll and other information relating to each store. Additionally, we purchased a new network-based accounting package that has aided in the compilation and dissemination of information from and to our stores. During 1998, as part of our move to our new corporate offices, we installed an enterprise wide-area network and remote access capability. We believe that this new information system is adequate to support the management of our currently owned properties as well as planned future growth. During 1999, we were recognized for our centralized sales management software (Aladdin) under Microsoft's Best Business Operations Solution award. This software enables our national sales center, commercial accounts, and our corporate employees to have remote sales access to our entire network of stores.

  Other Activities

     We also manage, under the Shurgard name, self storage properties owned by others that meet our quality standards. Management of such properties enables us to spread the cost of overhead across a greater number of properties. Additionally, it enables us to expand our presence in the markets in which we operate, to offer customers a broader geographic selection of self storage properties to suit their needs, and to establish relationships with property owners that may lead to future acquisitions. Management fees that we earn are not qualifying income for REIT qualification purposes. Accordingly, we closely monitor the level of these activities to ensure our continued qualification as a REIT.

     For financial information about our industry segments, see our consolidated financial statements and related notes, including NOTE M. For financial information about our foreign and domestic operations, see the consolidated financial statements and the related notes, including NOTE E.

CAPITAL STRATEGY

     Our stated long-term capital objectives include: maintaining conservative leverage ratios; maintaining our investment grade rating; extending our debt maturity schedule; and increasing the percentage of our unencumbered assets. We anticipate funding our growth primarily through a combination of our lines of credit, unsecured debt, preferred equity, and alternative capital sources. We have established a revolving domestic credit facility of up to $360 million which we expect to meet our borrowing needs over the next several years. In order to continue to grow at historical rates and to meet our capital objectives, it will be necessary to obtain equity capital during the next two to three years. We will evaluate various alternatives, including joint ventures with private institutions and public pension funds and the issuance of additional common stock. Additionally, we anticipate reducing our dividend payout ratio in order to retain cash flow for growth.

     In order to mitigate our interest rate risk, we contract with financial institutions for derivative products that help us manage this exposure. Our policy specifically prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange or interest rates if unrelated to capital borrowed, lent or invested by us.

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

     Capital expenditures are generally less for self storage properties as compared to other types of commercial real estate due to the properties' structural simplicity and durable materials and the lack of tenant improvement demands. Capital expenditures include periodic expenditures for replacing roofs and pavement, as well as improvements such as expansions and unit reconfigurations. Expense items include repairing asphalt, doors, fences and masonry walls, maintaining landscaping, and repairing damage caused by customer vehicles. Minimal maintenance is required when a storage unit is vacated to prepare it for the next customer.

COMPETITION

     Competition exists in every market in which our stores are located. We compete with, among others, national, regional and local self storage operators and developers. The primary factors on which competition is based are location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. We believe that the primary competition for potential customers of any of our self storage centers comes from other self storage properties within a three-to five-mile radius of that store. We have positioned our stores within their respective markets as a high-quality operator that emphasizes customer service and security. We do not seek to be the lowest-price storage provider.

     To the extent we experience new supply added to our markets, the increased available storage space may reduce occupancy levels per storage property and further intensify competition among storage providers for available tenants in those markets. The extent to which we are affected by competition will depend in significant part on market conditions within a three- to five-mile radius of our stores. Overall, development starts have declined during the past year and we believe, given our geographic diversification, that there continues to be both internal and external growth opportunities.

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

     We have notified the Missouri Department of Natural Resources (MDNR) of elevated levels of hydrocarbons found in groundwater monitoring wells on a property in St. Louis, Missouri. We have been monitoring in accordance with a work plan approved by the MDNR. During 1998, a quarterly monitoring report revealed continued contamination in the groundwater samples. The source of the contamination is still unknown. The MDNR notified us that it will continue requiring quarterly groundwater monitoring. During 1999, at MDNR's request, a work plan was developed to address its question on whether on-site contamination might be spreading to adjacent properties. The work plan encompasses a broader scope of monitoring, including installation of four additional monitoring wells on adjacent properties. We obtained permission from neighboring property owners to install the four new wells on their properties. Ground water samples were taken from the new locations on the adjacent properties as well as the existing locations. Those samples showed contamination on one (1) adjacent property, however, it is not established whether this contamination is the result of migration from the Shurgard property. Our consultant is revising the work plan to incorporate the sample results. The MDNR must approve any revision to the work plan. It is anticipated that the revised work plan would include continued sampling and monitoring. In the event significant contamination has spread to adjacent properties, the MDNR could be more aggressive in the future, and may require identification of the location of the groundwater contamination and construction of a system to remediate the problem.

     Except for this property in St. Louis, we have not been notified by any governmental authority of any current, material environmental noncompliance, claim or liability in connection with any of the properties we own or manage. We have not been notified of a current claim for personal injury or property damage by a private party in connection with environmental conditions at any of the properties we own or manage. We have obtained a Phase I environmental assessment report prepared by an independent environmental consultant for each of the properties we own.

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

EMPLOYEES

     As of December 31, 2000, the Company employed approximately 1,000 persons. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2000.

            NAME              AGE               POSITIONS AND OFFICES WITH THE COMPANY
            ----              ---               --------------------------------------
Charles Barbo...............  59     Chairman of the Board, President and Chief Executive Officer
Harrell Beck................  44     Director, Senior Vice President, Chief Financial Officer and
                                     Treasurer
David Grant.................  47     Executive Vice President
Christine McKay.............  39     Senior Vice President, Secretary and General Counsel
John Steckler...............  43     Senior Vice President, Marketing
Steve Tyler.................  48     Senior Vice President, Operations

---------------
For Mr. Barbo's and Mr. Beck's biographies, see our proxy statement for the annual meeting of shareholders to be held on May 8, 2001.

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

     Christine McKay has served as Senior Vice President, Secretary and General Counsel since October 1999. She joined Shurgard Incorporated in June 1993, as an Assistant General Counsel. She has served as our Assistant Secretary since October 1998, and as Assistant Secretary and Division Counsel for Shurgard Storage To Go, Inc., since July 1997. Ms. McKay was previously an attorney with Williams, Kastner & Gibbs, in Seattle. She has a Bachelor of Arts degree in Business Administration from Chadron State College, and a Juris Doctorate, with honors, from Creighton University. She is a member of the Washington State Bar Association and the Corporate Counsel Section of the Washington State Bar Association.

     John Steckler has served as Senior Vice President, Marketing since October 1999. He joined SSCI in April 1996 as Vice President of Marketing. Prior to Shurgard, Mr. Steckler was Vice President of Sales and Marketing for Pro-Tec Sport Helmets and Gargoyles Performance Eyewear, where he was responsible for new product development and expanded sales and distribution. He has a Bachelor of Arts degree in Communications from the University of Washington. He is a member of the American Marketing Association and Sales Marketing Executives.

     Steve Tyler joined SSCI in May 1996 as Vice President of Operations covering the Midwest and East Coast markets. Since October, 1999 he has served as Senior Vice President of Operations. Prior to joining Shurgard, he was a Regional Operations Manager with Victoria's Secret (a division of the Limited), Casual Corner (a division of US Shoe), and a District Operating manager with The Gap and Sears. He has a Bachelor of Arts degree in Business Administration from the University of Minnesota-Duluth.

ITEM 2 -- PROPERTIES

     The Company owns, as of December 31, 2000, directly and through its subsidiaries and joint ventures, 399 properties (including 397 self storage properties), 352 of which are located in 19 states and 47 which are located in Europe. Our self storage properties are designed to offer accessible storage space for personal and business use. Individuals typically rent individual units in self storage properties for storage of personal belongings such as furniture, appliances, boats and other household and recreational goods. Businesses typically rent space for storage of business property such as equipment, seasonal goods, records and fixtures. We believe that it is desirable to have commercial customers because they tend to rent larger units, stay for longer terms, are more reliable payers and are less sensitive to price increases. Accordingly, we have marketing and direct sales programs that target commercial users. Based on a survey of our customers conducted during 2000, we estimate that commercial users account for approximately 25 - 30% of our total customer base.

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

     Although our stores range considerably in size, most properties consist of one or more single-story buildings that are located on a site of 1.5 to 5 acres. The smallest store has approximately 21,000 net rentable square feet, while the largest store has approximately 290,000 net rentable square feet. The properties generally are constructed with concrete block or tilt-up concrete panels, with steel columns or precast concrete columns that rest on concrete footings and slabs, and have built-up tar roofs or pitched truss roofs with shingles or standing seam metal roofs. The interior walls are generally constructed with metal studs and partitions or other construction materials that are secure but readily movable. The parking areas and driveways are generally asphalt or concrete. All stores have fencing, floodlights, and electronic gates.

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

     The following table provides information regarding the year developed or acquired, year built, approximate net rentable square feet and acreage of each of the self storage properties and business parks owned and operated by us as of December 31, 2000. As of December 31, 2000, 134 properties with square footage of 9.3 million are encumbered. We own additional properties which are under development, but not reflected in this table. This table includes stores in which we own an interest (either fee title or leasehold), but whose results are not consolidated for financial reporting purposes. There are 326 stores whose results are consolidated in the financial statements. These stores represent
21.0 million net rentable square feet and are built on approximately 1,205 acres of land. This table does not include properties under development or leased to others, nor does it include undeveloped land. At December 31, 2000, we leased one 99,000 square foot storage center to an unrelated third party built on 2.5 acres, owned 6 parcels of land under development totaling 23.8 acres and 2 parcels of undeveloped land totalling 6.1 acres.

                                                                                 APPROXIMATE
                                                     STATE/     OWNED   YEAR     NET RENTABLE
        PROPERTY NAME          PROPERTY LOCATION     COUNTRY    SINCE   BUILT    SQUARE FEET     ACREAGE
        -------------          ------------------  -----------  -----   -----   --------------   -------
                                                                                (IN THOUSANDS)
Ahwatukee(6)(8)..............  Phoenix             AZ           1998    1998            70          4.1
Airpark......................  Scottsdale          AZ           1997    1997            49          1.3
Arrowhead(6)(8)..............  Phoenix             AZ           1997    1997            67          3.2
Chandler.....................  Chandler            AZ           1986    1986            71          4.0
Colonade(2)..................  Phoenix             AZ           1998    1997            30
Dobson Ranch.................  Mesa                AZ           1996    1978            58          4.2
Houghton Road(7)(8)..........  Tucson              AZ           1999    2000            68          3.9
Mesa.........................  Mesa                AZ           1987    1985            99          4.8
Mill Avenue(8)...............  Tempe               AZ           1999    1998            30          0.6
Phoenix......................  Phoenix             AZ           1985    1984            78          2.7
Phoenix East.................  Phoenix             AZ           1987    1984            66          2.0
Scottsdale...................  Scottsdale          AZ           1985    1976            47          3.0
Scottsdale North.............  Scottsdale          AZ           1985    1985           112          4.1
Shea.........................  Scottsdale          AZ           1997    1996            43          1.3
Speedway(8)..................  Tucson              AZ           1998    1998            71          3.0
Tempe........................  Tempe               AZ           1984    1976            54          3.0
Union Hills(8)...............  Phoenix             AZ           1998    1998            65          3.8
Val Vista(6)(8)..............  Gilbert             AZ           1999    1999            52          5.5
Warner(1)....................  Mesa                AZ           1995    1985            61          3.1
Alicia Parkway...............  Laguna Hills        CA           1998    1991           100          4.5
Aliso Viejo..................  Aliso Viejo         CA           1996    1996            86          3.5
Antioch(7)(8)................  Antioch             CA           1999    1999            57          1.8
Bloomington..................  Bloomington         CA           1997    1983            50          2.8
Blossom Valley(6)(8).........  San Jose            CA           1998    1998            64          1.4
Capital Expressway(2)(8).....  San Jose            CA           2000    2000            66          1.7
Castro Valley................  Castro Valley       CA           1996    1975            50          2.3
Colton.......................  Colton              CA           1985    1984            73          3.8
Costa Mesa(8)(1).............  Costa Mesa          CA           1999    1998            40          1.5
Culver City..................  Los Angeles         CA           1988    1989            77          1.4
Daly City....................  Daly City           CA           1995    1989            96          5.2
El Cajon.....................  El Cajon            CA           1986    1977           129          6.0
El Cerrito...................  Richmond            CA           1986    1987            62          1.5
Fontana Sierra...............  Fontana             CA           1987    1980            85          3.6
Hayward......................  Hayward             CA           1985    1983            48          2.8
Huntington Beach.............  Huntington Beach    CA           1988    1986            99          3.3

                                                                                 APPROXIMATE
                                                     STATE/     OWNED   YEAR     NET RENTABLE
        PROPERTY NAME          PROPERTY LOCATION     COUNTRY    SINCE   BUILT    SQUARE FEET     ACREAGE
        -------------          ------------------  -----------  -----   -----   --------------   -------
                                                                                (IN THOUSANDS)
Kearney-Balboa...............  San Diego           CA           1986    1984            90          2.3
La Habra.....................  La Habra            CA           1986    1979            95          7.1
Martinez(1)..................  Martinez            CA           1995    1987            56          3.0
Mountain View................  Mountain View       CA           1987    1986            28          0.7
Newark.......................  Newark              CA           1996    1991            61          3.1
Ontario......................  Ontario             CA           1996    1984            57          2.1
Orange.......................  Orange              CA           1996    1985            89          2.8
Palo Alto....................  Palo Alto           CA           1986    1987            48          1.4
Pinole(1)....................  Pinole              CA           1995    1988            37          2.5
S. San Francisco.............  San Francisco       CA           1987    1985            56          2.1
Sacramento...................  Sacramento          CA           1996    1991            53          2.6
San Leandro..................  San Leandro         CA           1996    1991            59          2.7
San Lorenzo..................  San Lorenzo         CA           1996    1990            54          1.9
Santa Ana....................  Santa Ana           CA           1986    1975           167          8.1
Solana Beach(2)..............  Solana Beach        CA           1987    1984            87          4.5
Sunnyvale....................  Sunnyvale           CA           1986    1974           101          6.5
Tracy........................  Tracy               CA           1996    1986            70          3.0
Union City...................  Hayward             CA           1985    1985            41          2.9
Van Ness(6)(8)...............  San Francisco       CA           1999    1934            84          1.6
Walnut.......................  Walnut              CA           1996    1986            97          3.6
Walnut Creek(2)(7)(8)........  Walnut Creek        CA           1999    1987           105
Westpark(1)(8)...............  Irvine              CA           2000    1999           110          5.6
Westwood.....................  Santa Monica        CA           1986    1988            64          0.3
Lakewood.....................  Golden              CO           1986    1985            67          2.7
Northglenn...................  Northglenn          CO           1987    1979            75          5.5
Tamarac......................  Denver              CO           1984    1977            25          1.9
Thornton.....................  Denver              CO           1984    1984            41          2.4
Windermere...................  Littleton           CO           1984    1977            80          5.3
Blue Heron...................  West Palm Beach     FL           1987    1975           167         11.8
Brandon(1)(8)................  Brandon             FL           1999    1999            69          9.5
Carrollwood(1)(8)............  Tampa               FL           1999    1999            62          2.1
Davie(1).....................  Davie               FL           1996    1990            76          5.5
Daytona Beach(1)(8)..........  Daytona Beach       FL           1999    1999            74          7.2
Delray Beach.................  Delray Beach        FL           1996    1986            77          4.5
Eau Galllie(1)(8)............  Melbourne           FL           1999    1999            59          3.7
Hyde Park(1)(8)..............  Tampa               FL           1999    1999            62          2.5
Lauderhill...................  Lauderhill          FL           1997    1986            62          4.0
Maitland(1)..................  Orlando             FL           1997    1997            78          8.7
Margate......................  Margate             FL           1996    1984            75          4.0
Military Trail...............  West Palm Beach     FL           1987    1981           124          9.4
Oakland Park.................  Ft. Lauderdale      FL           1985    1974           290         13.4
Oldsmar(1)(8)................  Tampa               FL           2000    2000            53          2.9
Ormond Beach(1)(8)...........  Ormond Beach        FL           1999    1999            60          6.8
Oviedo(1)....................  Orlando             FL           1997    1997            65          9.0
Red Bug(1)...................  Seminole County     FL           1997    1997            75          4.3
S. Semoran(1)................  Orlando             FL           1997    1997            68          5.2

                                                                                 APPROXIMATE
                                                     STATE/     OWNED   YEAR     NET RENTABLE
        PROPERTY NAME          PROPERTY LOCATION     COUNTRY    SINCE   BUILT    SQUARE FEET     ACREAGE
        -------------          ------------------  -----------  -----   -----   --------------   -------
                                                                                (IN THOUSANDS)
Seminole.....................  Seminole            FL           1986    1984            61          2.7
South Orange(1)..............  Orlando             FL           1997    1997            71          5.0
Vineland(1)(8)...............  Orlando             FL           1999    1998            48          3.3
West Town(1)(8)..............  Altamonte Springs   FL           1998    1998            50          2.8
West Waters(1)(8)............  Tampa               FL           2000    2000            71         14.4
Ansley Park..................  Atlanta             GA           1995    1991            69          1.4
Brookhaven...................  Atlanta             GA           1995    1992            66          2.0
Clairemont...................  Atlanta             GA           1996    1990            41          1.1
Decatur......................  Atlanta             GA           1995    1992            65          2.5
Forest Park..................  Forest Park         GA           1996    1980            65          7.9
Gwinnett.....................  Lawrenceville       GA           1996    1996            71          4.4
Holcomb Bridge(7)(8).........  Roswell             GA           1999    2000            57          3.8
Jones Bridge(6)..............  Atlanta             GA           1997    1997            75          5.3
Lawrenceville(6)(8)..........  Lawrenceville       GA           1997    1997            74          3.4
Morgan Falls.................  Dunwoody            GA           1996    1990            76          3.7
Norcross.....................  Norcross            GA           1996    1984            62          9.3
Peachtree....................  Duluth              GA           1997    1996           100          6.2
Perimeter....................  Atlanta             GA           1996    1996            72          3.3
Roswell......................  Roswell             GA           1986    1986            57          3.8
Sandy Plains(6)(8)...........  Marietta            GA           1998    1998            68          6.9
Satellite Blvd. .............  Duluth              GA           1997    1994            75          5.2
Stone Mountain...............  Stone Mountain      GA           1996    1985            61         10.1
Tucker.......................  Tucker              GA           1996    1987            60          4.6
Alsip........................  Alsip               IL           1982    1980            79          4.6
Bolingbrook..................  Bolingbrook         IL           1997    1997            68          1.5
Bridgeview...................  Bridgeview          IL           1985    1983            75          4.1
Country Club Hills(6)(8).....  Country Club Hills  IL           1999    1999            74          4.9
Dolton.......................  Calumet City        IL           1982    1979            79          3.0
Fox Valley(6)(8).............  Chicago             IL           1998    1998            71          4.6
Hillside.....................  Hillside            IL           1988    1988            66          5.3
Lisle........................  Lisle               IL           1986    1976            53          3.4
Lombard......................  Lombard             IL           1982    1980            53          3.1
Oak Forest...................  Orland Park         IL           1995    1991            87          3.9
Palatine(7)(8)...............  Palatine            IL           2000    2000            52          3.9
Rolling Meadows..............  Rolling Meadows     IL           1982    1980            71          4.5
Schaumburg...................  Schaumburg          IL           1982    1980            71          4.3
Schaumburg South(6)(8).......  Schaumburg          IL           1999    1999            72          5.2
Willowbrook..................  Willowbrook         IL           1986    1979            44          3.3
Allisonville.................  Indianapolis        IN           1997    1987            90          7.4
Carmel.......................  Carmel              IN           1996    1996            61          4.3
Castleton....................  Indianapolis        IN           1998    1988            48          3.6
College Park.................  Indianapolis        IN           1986    1984            68          6.0
County Line(2)(6)(8).........  SouthPort           IN           1998    1998            72          4.5
Downtown Indy(7)(8)..........  Indianapolis        IN           1999    1999            61          1.2
Eaglecreek(6)(8).............  Indianapolis        IN           1998    1998            73          5.1
East Washington(7)(8)........  Indianapolis        IN           1999    1999            69          4.7

                                                                                 APPROXIMATE
                                                     STATE/     OWNED   YEAR     NET RENTABLE
        PROPERTY NAME          PROPERTY LOCATION     COUNTRY    SINCE   BUILT    SQUARE FEET     ACREAGE
        -------------          ------------------  -----------  -----   -----   --------------   -------
                                                                                (IN THOUSANDS)
Georgetown...................  Indianapolis        IN           1996    1996            72          4.2
Glendale.....................  Indianapolis        IN           1986    1985            60          5.6
Annapolis(2)(6)(8)...........  Annapolis           MD           1998    1998            69          3.2
Briggs Chaney................  Silver Spring       MD           1994    1987            28          2.0
Clinton......................  Clinton             MD           1986    1985            30          2.0
Crofton......................  Gambrills           MD           1988    1985            40          2.1
Frederick....................  Frederick           MD           1994    1987            32          1.7
Gaithersburg.................  Gaithersburg        MD           1994    1986            77          5.4
Germantown...................  Germantown          MD           1994    1988            45          1.9
Laurel.......................  Laurel              MD           1988    1984            30          2.0
Oxon Hill....................  Ft. Washington      MD           1994    1987            28          1.3
Suitland.....................  Suitland            MD           1987    1985            45          2.7
Ann Arbor....................  Ann Arbor           MI           1988    1977            62          3.9
Canton.......................  Canton              MI           1988    1986            56          3.3
Canton Township(7)(8)........  Canton Township     MI           2000    2000            68          4.1
Clinton Township(6)(8).......  Clinton Township    MI           1999    1999            70          5.0
Flint East...................  Flint               MI           1997    1977            45          2.7
Fraser.......................  Fraser              MI           1988    1985            73          5.2
Grand Rapids.................  Grand Rapids        MI           1983    1978            45          3.2
Jackson......................  Jackson             MI           1997    1978            49          3.1
Kalamazoo....................  Kalamazoo           MI           1980    1980            41          3.0
Lansing......................  Lansing             MI           1983    1978            40          2.5
Livonia......................  Livonia             MI           1988    1985            67          4.8
Madison Heights..............  Detroit             MI           1995    1977            66          4.1
Plymouth.....................  Canton Township     MI           1985    1979            62          5.3
Rochester....................  Utica               MI           1996    1989            57          4.8
Southfield...................  Southfield          MI           1983    1976            76          4.3
Sterling Heights.............  Sterling Heights    MI           1996    1986           105          8.9
Taylor.......................  Taylor              MI           1995    1980            83          4.2
Troy East....................  Troy                MI           1981    1975            81          4.8
Troy West....................  Troy                MI           1983    1979            88          5.2
Walled Lake..................  Walled Lake         MI           1985    1984            69          4.3
Warren.......................  Warren              MI           1988    1985            68          4.6
SouthHaven(1)(8).............  Memphis             MS           1998    1998            43          7.7
Capital Blvd. ...............  Raleigh             NC           1994    1984            34          2.1
Cary.........................  Cary                NC           1994    1984            58          4.7
Creedmoor(6)(8)..............  Raleigh             NC           1997    1997            72          5.1
Garner.......................  Garner              NC           1994    1987            28          3.1
Glenwood.....................  Raleigh             NC           1994    1983            31          1.9
Morrisville..................  Morrisville         NC           1994    1988            40          3.3
Bricktown(7)(8)..............  Bricktown           NJ           1999    2000            71          4.6
Old Bridge...................  Matawan             NJ           1987    1987            77          6.1
Beth Page(7)(8)..............  Long Island         NY           2000    2000            81          3.5
Commack(7)(8)................  Huntington          NY           1999    1999            80          5.2
Gold.........................  Brooklyn            NY           1986    1940           102          0.4
Great Neck(7)(8).............  Long Island         NY           1999    1929            20          0.4

                                                                                 APPROXIMATE
                                                     STATE/     OWNED   YEAR     NET RENTABLE
        PROPERTY NAME          PROPERTY LOCATION     COUNTRY    SINCE   BUILT    SQUARE FEET     ACREAGE
        -------------          ------------------  -----------  -----   -----   --------------   -------
                                                                                (IN THOUSANDS)
Hempstead(7)(8)..............  Hempstead           NY           1999    1999            66          2.3
Melville(6)(8)...............  Long Island         NY           1998    1998            74          7.4
Nesconset(7)(8)..............  Long Island         NY           2000    2000            50          3.1
Northern(2)..................  Long Island City    NY           1987    1940            76          1.9
Utica........................  Brooklyn            NY           1986    1964            75          1.1
Van Dam......................  Long Island City    NY           1986    1925            56          0.5
Yonkers......................  Yonkers             NY           1986    1928           100          1.6
16th and Sandy(1)............  Portland            OR           1995    1973            26          0.5
Allen Blvd. .................  Beaverton           OR           1996    1973            42          2.6
Barbur Boulevard.............  Portland            OR           1995    1993            67          2.8
Beaverton....................  Beaverton           OR           1985    1974            25          2.0
Denny Road...................  Beaverton           OR           1989    1988            65          6.2
Division(1)..................  Portland            OR           1996    1992            47          2.0
Gresham......................  Portland            OR           1996    1996            64          4.4
Hillsboro....................  Portland            OR           1996    1996            65          8.9
King City....................  Tigard              OR           1987    1986            83          4.9
Liberty Road.................  Salem               OR           1995    1993            54          4.4
Milwaukie(1).................  Milwaukie           OR           1996    1990            62          3.3
Oregon City..................  Portland            OR           1995    1992            57          3.2
Portland.....................  Portland            OR           1988    1988            49          2.1
Salem........................  Salem               OR           1983    1979            67          3.8
Airport......................  Philadelphia        PA           1986    1985            96          6.7
Edgemont.....................  Philadelphia        PA           1995    1992            64          5.5
Painter's Crossing(6)(8).....  Philadelphia        PA           1998    1998            49          3.3
West Chester(2)..............  West Chester        PA           1986    1980            84          7.0
Franklin(1)..................  Nashville           TN           1995    1995            55          3.3
Hermitage(1).................  Nashville           TN           1995    1995            65          2.8
Hickory Hollow(1)............  Nashville           TN           1997    1997            46          2.5
Medical Center(1)............  Nashville           TN           1994    1995            60          2.3
Rivergate(1).................  Nashville           TN           1996    1996            46          4.7
South Main(1)(8).............  Memphis             TN           1999    1999            27          1.6
Stones River(1)(8)...........  Murfeesboro         TN           1998    1998            39          3.3
Sycamore(1)..................  Memphis             TN           1998    1984            45          3.1
Winchester(1)................  Memphis             TN           1998    1988            65          8.9
Wolfchase(1).................  Memphis             TN           1997    1997            39          1.8
Arlington/Forum 303..........  Arlington           TX           1986    1984            57          2.7
Bandera Road.................  San Antonio         TX           1988    1981            75          3.6
Bedford......................  Bedford             TX           1985    1984            69          2.7
Bee Caves Road(6)(8).........  Austin              TX           1999    1999            68         11.0
Beltline Road................  Irving              TX           1989    1985            68          6.3
Blanco Road..................  San Antonio         TX           1988    1989            66          3.6
Champions(6)(8)..............  Houston             TX           1998    1998            65          3.7
Cinco Ranch(8)...............  Houston             TX           1999    1998            57          3.0
Cityplace(6)(8)..............  Dallas              TX           1999    1999            60          2.8
East Lamar...................  Arlington           TX           1996    1996            43          3.0
Federal......................  Houston             TX           1988    1988            55          3.4

                                                                                 APPROXIMATE
                                                     STATE/     OWNED   YEAR     NET RENTABLE
        PROPERTY NAME          PROPERTY LOCATION     COUNTRY    SINCE   BUILT    SQUARE FEET     ACREAGE
        -------------          ------------------  -----------  -----   -----   --------------   -------
                                                                                (IN THOUSANDS)
First Colony(8)..............  Missouri City       TX           2000    1994            42          2.8
Fredicksburg.................  San Antonio         TX           1987    1978            82          4.5
Georgetown...................  Austin              TX           1997    1996            58          4.1
Greenville(6)(8).............  Dallas              TX           1998    1998            61          2.8
Helotes(7)(8)................  San Antonio         TX           2000    2000            56          3.4
Henderson Street(6)(8).......  Fort Worth          TX           1999    1999            66          0.9
Henderson Pass...............  San Antonio         TX           1998    1995            46          2.5
Highway 78...................  San Antonio         TX           1998    1997            55          4.4
Hill Country Village.........  San Antonio         TX           1985    1982            79          4.0
Hillcroft(2).................  Houston             TX           1991    1988            59          3.4
Hurst........................  Hurst               TX           1987    1974            67          4.7
Imperial Valley..............  Houston             TX           1988    1987            54          3.1
Irving/MacArthur Blvd.(3)....  Irving              TX           1985    1975           141         11.4
Kingwood.....................  Kingwood            TX           1988    1988            54          3.3
Las Colinas(7)(8)............  Irving              TX           2000    2000            54          1.9
Lewisville...................  Dallas              TX           1997    1997            62          4.0
McArthur Crossing............  Irving              TX           1996    1996            65          4.1
Medical Center...............  Houston             TX           1989    1989            57          2.6
Medical Center SA(7)(8)......  San Antonio         TX           1998    1999            58          3.0
Mission Bend.................  Houston             TX           1995    1995            69          4.1
Nacodoches...................  San Antonio         TX           1998    1996            39          2.5
North Austin.................  Austin              TX           1986    1982            67          5.9
North Carrollton(8)..........  Carrollton          TX           2000    1999            65          3.6
North Park(8)................  Kingwood            TX           2000    1996            48          3.6
Oak Farm Dairy(6)(8).........  Houston             TX           1999    1999            65          1.8
Oak Hills(7)(8)..............  Austin              TX           1999    1999            65          2.9
Olympia(7)(8)................  Missouri City       TX           1998    1999            63          4.0
Park Cities East.............  Dallas              TX           1995    1995            68          4.3
Parker Road..................  Dallas              TX           1995    1995            65          3.5
Preston Road.................  Dallas              TX           1997    1997            62          3.2
Quarry(8)....................  San Antonio         TX           1999    1999            66          1.4
River Oaks(1)................  Houston             TX           1996    1989            67          2.4
Round Rock...................  Austin              TX           1997    1995            55          3.6
San Antonio NE...............  San Antonio         TX           1985    1982            74          3.6
Slaughter Lane...............  Austin              TX           1997    1994            76          4.6
South Cooper.................  Arlington           TX           1996    1996            66          3.7
South Main(8)................  Houston             TX           2000    1999            25          3.6
Southlake(6)(8)..............  Dallas              TX           1998    1998            66          4.6
Spring Branch(8).............  Houston             TX           2000    1996            27          2.0
Sugarland....................  Sugarland           TX           1988    1987            55          3.0
T.C. Jester..................  Houston             TX           1996    1990            64          2.8
Thousand Oaks................  San Antonio         TX           1986    1987            53          2.9
Universal City(1)............  San Antonio         TX           1995    1985            82          5.1
Valley Ranch.................  Coppell             TX           1997    1995            94          5.1
West U.......................  Houston             TX           1989    1988            60          1.8
Westchase(8).................  Houston             TX           2000    1998            52          2.3

                                                                                 APPROXIMATE
                                                     STATE/     OWNED   YEAR     NET RENTABLE
        PROPERTY NAME          PROPERTY LOCATION     COUNTRY    SINCE   BUILT    SQUARE FEET     ACREAGE
        -------------          ------------------  -----------  -----   -----   --------------   -------
                                                                                (IN THOUSANDS)
Westheimer...................  Houston             TX           1986    1977            73          3.7
Windcrest....................  San Antonio         TX           1996    1975            87          6.3
Woodforest...................  Houston             TX           1996    1996            54          6.2
Woodlands....................  Houston             TX           1988    1988            64          3.8
Bayside......................  Virginia Beach      VA           1988    1984            28          1.7
Burke........................  Fairfax             VA           1996    1984            32          1.7
Cascades(6)(8)...............  Sterling            VA           1998    1998            63          7.7
Cedar Road...................  Chesapeake          VA           1994    1989            36          2.1
Charlottesville..............  Charlottesville     VA           1994    1984            32          2.1
Chesapeake...................  Chesapeake          VA           1996    1986            58          5.2
Crater Road..................  Petersburg          VA           1994    1987            36          3.8
Dale City....................  Dale City           VA           1994    1986            31          1.6
Fairfax......................  Fairfax             VA           1986    1980            62          5.6
Falls Church.................  Falls Church        VA           1987    1988            93          1.5
Gainesville..................  Gainesville         VA           1994    1988            31          2.0
Herndon......................  Herndon             VA           1988    1985            39          3.0
Holland Road.................  Virginia Beach      VA           1994    1985            34          3.9
Jeff Davis Hwy...............  Richmond            VA           1994    1990            35          5.2
Kempsville...................  Virginia Beach      VA           1989    1985            33          2.0
Laskin Road..................  Virginia Beach      VA           1994    1984            39          2.5
Leesburg.....................  Leesburg            VA           1996    1986            28          1.6
Manassas E. & W.(3)..........  Manassas            VA           1988    1984            69          3.5
McLean(2)....................  McLean              VA           1997    1997            38          4.2
Merrifield(6)(8).............  Fairfax             VA           1999    1999            73          4.7
Midlothian Turnpike..........  Richmond            VA           1996    1984            44          2.9
Newport News North...........  Newport News        VA           1996    1986            59          3.8
Newport News. S..............  Newport News        VA           1985    1985            59          3.9
North Richmond...............  Richmond            VA           1988    1984            37          2.6
Old Towne(7)(8)..............  Alexandria          VA           1999    1999            77          0.9
Potomac Mills(6).............  Potomac Mills       VA           1997    1997            69          3.8
Princess Anne Road...........  Virginia Beach      VA           1994    1985            40          2.2
S. Military Highway..........  Virginia Beach      VA           1996    1984            48          2.7
Temple Avenue................  Petersburg          VA           1994    1989            34          4.0
Virginia Beach...............  Virginia Beach      VA           1989    1985            65          2.3
Auburn.......................  Auburn              WA           1996    1996            62          7.3
Bellefield...................  Bellevue            WA           1996    1978            65          2.9
Bellevue East & West(3)......  Bellevue            WA           1984    1975           165         10.8
Bellingham...................  Bellingham          WA           1981    1981            74          5.7
Bremerton....................  Bremerton           WA           1997    1976            41          2.5
Burien.......................  Seattle             WA           1985    1974            92          5.3
Burien II....................  Seattle             WA           1985    1979            60          3.0
Canyon Park JV(1)............  Bothell             WA           1996    1990            58          4.4
Canyon Rd. ..................  Puyallup            WA           1996    1986            28          1.7
Capitol Hill(1)..............  Seattle             WA           1987    1988            71          0.7
E. Bremerton.................  Bremerton           WA           1996    1985            66          3.1
East Lynnwood................  Lynnwood            WA           1986    1978            80          3.8

                                                                                 APPROXIMATE
                                                     STATE/     OWNED   YEAR     NET RENTABLE
        PROPERTY NAME          PROPERTY LOCATION     COUNTRY    SINCE   BUILT    SQUARE FEET     ACREAGE
        -------------          ------------------  -----------  -----   -----   --------------   -------
                                                                                (IN THOUSANDS)
Edmonds......................  Edmonds             WA           1984    1974           121          6.5
Everett......................  Everett             WA           1981    1978            63          4.2
Factoria.....................  Bellevue            WA           1984    1984            57          3.8
Factoria Square..............  Bellevue            WA           1996    1989            70          1.9
Federal Way..................  Federal Way         WA           1984    1975           134          5.7
Fife(4)......................  Tacoma              WA           1984    1977            63          3.9
Gig Harbor(8)................  Gig Harbor          WA           1999    1980            35          2.7
Hazel Dell(1)................  Vancouver           WA           1996    1989            56          3.4
Highland Hill................  Tacoma              WA           1981    1982            60          3.9
Interbay.....................  Seattle             WA           1987    1988            84          0.4
Issaquah.....................  Issaquah            WA           1985    1986            56          4.7
Juanita(7)(8)................  Kirkland            WA           1998    1999            65          2.0
Kennydale....................  Renton              WA           1996    1991            57          2.8
Kent.........................  Kent                WA           1997    1977            44          2.5
Lacey........................  Olympia             WA           1997    1977            25          1.4
Lake City(1).................  Seattle             WA           1995    1987            51          1.1
Lake Union(8)................  Seattle             WA           1998    1998            68          2.1
Lakewood 512(4)..............  Tacoma              WA           1987    1979           130         12.2
Lynnwood.....................  Lynnwood            WA           1997    1979            54          4.0
Mill Creek(6)(8).............  Everett             WA           1998    1998            68          3.1
North Spokane................  Spokane             WA           1984    1976            78          4.1
Parkland.....................  Tacoma              WA           1997    1980            52          4.2
Pier 57(6)(8)................  Seattle             WA           1986    1912            59          0.3
Portt Orchard................  Portt Orchard       WA           1997    1991            46          3.0
Redmond(6)(8)................  Redmond             WA           1998    1998            52          3.0
Renton.......................  Renton              WA           1984    1979            80          4.5
Salmon Creek.................  Vancouver           WA           1997    1997            68          2.6
Sammamish(6)(8)..............  Redmond             WA           1998    1998            76          5.0
Shoreline/Aurora N.(3).......  Seattle             WA           1986    1978           136          6.1
Smokey Point.................  Arlington           WA           1987    1984            35          2.2
South Center.................  Renton              WA           1985    1979            68          4.1
South Hill...................  Seattle             WA           1995    1980            45          2.8
South Tacoma.................  Tacoma              WA           1987    1975            46          3.1
Spokane......................  Spokane             WA           1997    1976            49          2.6
Sprague(1)...................  Tacoma              WA           1996    1950            52          2.8
Totem Lake...................  Kirkland            WA           1984    1978            61          2.6
Vancouver Mall...............  Vancouver           WA           1980    1982            46          3.3
West Olympia.................  Olympia             WA           1997    1978            30          2.2
West Seattle.................  Seattle             WA           1997    1997            66          3.4
Whitecenter..................  Seattle             WA           1980    1981            48          3.4
Woodinville..................  Woodinville         WA           1984    1982            70          3.5
Aartselaar(5)................  Antwerpen           Belgium      1997    1997            76          1.7
Antwerpen Bredabann(5).......  Antwerpen           Belgium      2000    2000            67          1.5
Brugge(5)....................  Flanders            Belgium      1999    1999            74          1.7
Forest(5)(9).................  Brussels            Belgium      1995    1995            49          0.4
Ghent(5).....................  Flanders            Belgium      1998    1998            72          1.7

                                                                                 APPROXIMATE
                                                     STATE/     OWNED   YEAR     NET RENTABLE
        PROPERTY NAME          PROPERTY LOCATION     COUNTRY    SINCE   BUILT    SQUARE FEET     ACREAGE
        -------------          ------------------  -----------  -----   -----   --------------   -------
                                                                                (IN THOUSANDS)
Jette(5).....................  Brussels            Belgium      2000    2000            67          1.6
Kortjik(5)...................  Flanders            Belgium      1999    1999            63          1.5
Leuven(5)....................  Brussels            Belgium      1998    1998            63          1.7
Liege(5).....................  Liege               Belgium      2000    2000            52          1.2
Machalein(5).................  Brussels            Belgium      1997    1997            65          1.5
Molenbeek(5)(9)..............  Brussels            Belgium      1995    1995            34          0.5
Overijse(5)..................  Brussels            Belgium      1998    1998            49          1.4
Waterloo(5)..................  Brussels            Belgium      1995    1995            86          3.5
Zaventem(5)..................  Brussels            Belgium      1996    1996            75          3.0
Ballainvilliers(5)...........  Paris               France       2000    2000            58          1.3
Fresnes(5)...................  Paris               France       2000    2000            56          1.3
Montrouge(2)(5)..............  Paris               France       1997    1996            59          1.4
Nantere(5)...................  Paris               France       2000    2000            68          1.6
Nice(5)......................  Nice                France       1997    1991            42          1.0
Osny(5)......................  Paris               France       2000    2000            54          1.2
Pontault-Combault(5).........  Paris               France       1999    1999            54          1.2
Port Marly(5)................  Paris               France       2000    2000            46          1.1
Rosny(5).....................  Paris               France       2000    2000            64          1.5
Varlin(2)(5).................  Paris               France       1997    1997            23          0.5
Villejuste(5)................  Paris               France       2000    2000            61          1.4
Amersfoot(5).................  Amersfoot           Netherlands  2000    2000            66          1.5
Amsterdam(5).................  Amsterdam           Netherlands  2000    2000            54          1.2
Den Haag(5)..................  Den Haag            Netherlands  1999    1999            61          1.4
Maastricht(5)................  Maastricht          Netherlands  2000    2000            51          1.2
Rotterdam(5).................  Rotterdam           Netherlands  2000    2000            52          1.2
Utrecht Nieuwegein(5)........  Utrecht             Netherlands  2000    2000            61          1.4
Handen(5)....................  Stockholm           Sweden       1999    1999            65          1.5
Jacobsberg(2)(5).............  Stockholm           Sweden       1998    1998            60          2.6
Kungens Kurva(5).............  Stockholm           Sweden       1998    1998            72          6.8
Lundavagen(5)................  Malmo               Sweden       2000    2000            70          1.6
Molndal(2)(5)................  Gothenburg          Sweden       1999    1999            65          1.5
Rissne(5)....................  Stockholm           Sweden       1998    1998            67          2.3
Sodertalje(5)................  Stockholm           Sweden       2000    2000            53          1.2
Sodermalm(2)(5)..............  Stockholm           Sweden       1999    1999            26          0.6
Solna(5).....................  Stockholm           Sweden       1999    1999            69          1.6
Taby(5)......................  Stockholm           Sweden       1998    1998            60          2.5
Uppsala(5)...................  Uppsala             Sweden       1999    1999            63          1.5
Croydon(5)...................  London              UK           1999    1999            67          1.5
Norbury(5)...................  London              UK           1999    1999            45          1.0
Hanworth(5)..................  London              UK           2000    2000            44          1.0
Hayes(5).....................  London              UK           1999    1999            67          1.5
Reading(5)...................  London              UK           2000    2000            51          1.2
                                                                                    ------        -----
          Total..............                                                       25,469        1,406
                                                                                    ======        =====

---------------
(1) We own between 50 - 90% of the entities that own these properties.

(2) We do not have fee title, but have a long-term lease, with respect to the storage facility or the land on which this property is located. We have not included acreage on properties with building leases.

(3) These properties are now operated as one property.

(4) Property is a business park.

(5) We own a 7.57% interest in the entity that owns this unconsolidated property

(6) We own a 10% interest in the entity that owns this consolidated property. This property is consolidated due to our continuing interest.

(7) We own a 20% interest in the entity that owns this consolidated property. This property is consolidated due to our continuing interest.

(8) This property is included in our New Store operating results. All other domestic properties are included in our Same Store operating results. (See Note M)

(9) We have a capital lease on this property with an option to purchase the property at the end of the lease term.

     The following table sets forth information by state regarding weighted average occupancy and weighted average rent per square foot for the domestic self storage properties and business parks owned by the Company for the years ended December 31, 2000, 1999 and 1998. The occupancy and rental information in this and the following table is affected by new stores, which, once opened, go through a "rent-up" period during which occupancy is generally lower than at later stages.

                                                          AVERAGE OCCUPANCY    AVERAGE RENT PER SQUARE FOOT
                                              % OF 2000   ------------------   ----------------------------
                   STATE                       REVENUE    2000   1999   1998    2000      1999       1998
                   -----                      ---------   ----   ----   ----   -------   -------   --------
Arizona.....................................       5%      82%    76%    77%   $ 9.69    $ 9.45    $  9.38
California..................................      16       88     89     91     12.71     11.63      10.97
Florida.....................................       7       73     78     83     10.52     10.09       9.80
Georgia.....................................       5       79     74     75     10.04     10.07       9.87
Illinois....................................       4       84     84     85     10.51     10.12       9.60
Michigan....................................       6       90     86     89      9.33      8.72       8.23
New York....................................       5       80     83     88     19.59     18.99      18.35
Oregon......................................       3       89     85     84      9.54      9.29       9.19
Texas.......................................      14       80     82     84      9.40      9.11       8.69
Virginia....................................       8       84     81     84     11.93     11.24      10.60
Washington..................................      17       87     84     87     10.95     10.39       9.87
Other.......................................      10       78     78     78     10.04      9.79       9.72
Weighted Average............................     100%      83%    82%    84%   $10.82    $10.30    $  9.90

     The following table sets forth information for all domestic properties owned by the Company regarding weighted average occupancy and weighted average rent per square foot for the years ended December 31, 2000 through December 31, 1996.

                                                    2000      1999     1998     1997     1996
                                                   ------    ------    -----    -----    -----
Weighted average occupancy.......................      83%       82%      84%      86%      87%
Weighted average rent per square foot............  $10.82    $10.30    $9.90    $9.37    $9.23

     Leasing of Properties. Rental units are usually rented on a month-to-month basis. Based on our most recent evaluation of customer move-outs for the year ended 1999, the average rental period for a tenant is approximately 11 months. This average is comprised of the rental periods of business tenants, whose average stay is 18 months, and those of residential customers, whose average stay is 10 months. Rental income from leased space constitutes the primary revenue from such properties, but additional revenue is received from incidental services rendered at the properties, such as lock and box sales and truck rentals. Rental rates vary substantially depending on the size of the storage space, the property location, the quality of the property and the proximity of competition.

     Other Properties. The Company owns two business parks, both of which are located near Tacoma, Washington. The business parks were built in 1977 and 1979 and contain an aggregate of approximately 191,000 net rentable square feet. We also manage one additional business park for an unaffiliated owner. In addition, we own a property in downtown Seattle, Washington that, until 1997, was leased to a records storage company affiliated with our management, on terms approved by our disinterested directors. The building was then converted to self storage and reopened for operations in 1998.

ITEM 3 -- LEGAL PROCEEDINGS

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of 2000.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NYSE under the symbol "SHU." As of February 23, 2001 there were 19,739 holders of record of our common stock and the reported NYSE closing price per share of common stock was $24.88.

     The table below sets forth for the fiscal periods indicated the high and low closing prices per share of Common Stock as reported in published financial sources, and distributions declared.

                                                        PRICE PER SHARE OF
                                                           COMMON STOCK
                                                        ------------------    DISTRIBUTIONS
                                                         HIGH        LOW       DECLARED(1)
                                                        -------    -------    -------------
2000
Fourth Quarter........................................  $24.69     $21.88         $.51
Third Quarter.........................................   25.00      22.38          .51
Second Quarter........................................   27.25      21.88          .51
First Quarter.........................................   26.13      22.13          .51

1999
Fourth Quarter........................................  $24.69     $20.94         $.50
Third Quarter.........................................   27.31      24.63          .50
Second Quarter........................................   27.63      24.88          .50
First Quarter.........................................   25.88      24.00          .50

---------------
(1) Distributions declared by the Board of Directors based on financial results for the quarter specified, but declared and paid in the following quarter.

     Holders of shares of common stock are entitled to receive distributions when declared by our Board of Directors out of any assets legally available for payment. Our bank line of credit limits our dividends to no more than 95% of funds from operations. (See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- FUNDS FROM OPERATIONS) For years prior to January 1, 2001, we were required to distribute annually to our shareholders at least 95% of our "REIT taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income. As a result of legislation passed in December 1999, this distribution requirement has been reduced to 90%.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K.

                                                AT OR FOR YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------
                                   2000(1)       1999(1)         1998         1997        1996
                                  ----------    ----------    ----------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Total revenue...................  $  195,867    $  173,154    $  159,254    $140,434    $110,399
Income before accounting
  change........................      52,632        51,771        44,734      42,311      32,785
Income before accounting change
  per common share:
  Basic.........................        1.48          1.48          1.40        1.40        1.39
  Diluted.......................        1.47          1.48          1.39        1.40        1.39
Distributions per common share:
  Ordinary income...............        1.73          1.91          1.80        1.80        1.41
  Capital gain..................                       .05           .01
  Return of capital.............         .30           .03           .14         .11
                                  ----------    ----------    ----------    --------    --------
          Total.................        2.03          1.99          1.95        1.91        1.41(2)
                                  ==========    ==========    ==========    ========    ========
BALANCE SHEET DATA:
Total assets....................   1,239,157     1,154,269     1,153,907     955,488     804,483
Total borrowings................     495,354       434,349       426,026     296,971     272,791

---------------
(1) For 1999 and 2000, the Company's European operations are no longer being consolidated, but are now reported under the equity method. This reporting change was made retroactive to January 1999.

(2) Does not include the distribution of $.47 per share declared in January 1997 based on financial results for the quarter ended December 31, 1996. Reflects only three quarterly distributions due to a change in our policy regarding the timing of dividend declaration.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Shurgard Storage Centers, Inc. is a REIT headquartered in Seattle, Washington, specializing in all aspects of the self storage industry. As of December 31, 2000, we operated a network of 428 storage centers and three business parks located throughout the United States and in Europe. Of these properties, we own, directly and through our subsidiaries and joint ventures, 399 operating properties containing approximately 25.5 million net rentable square feet. Of the 399 operating properties, 352 are located in 19 states in the U.S. and 47 are located in Europe. We also manage for third parties, 31 self storage centers and one business park containing approximately 1.9 million net rentable square feet. Self storage properties offer low-cost, easily accessible storage space for personal and business uses.

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

     During 2000, we acquired 7 and developed 21 new domestic storage centers directly or through joint ventures. Additionally, our European partners opened 19 developments during 2000. These European developments are located as follows: three in Belgium, seven in France, five in the Netherlands, two in Sweden, and two in the United Kingdom. The following discussion of operations provides additional comparative financial information and discussion of each of the areas of growth, including internal or Same Store growth, direct acquisitions, domestic development, European operations, property management operations and other forms of real estate investments. A discussion of capital expenditures, financing transactions and liquidity is also included.

     When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO UNCERTAINTIES INCLUDING THE RISK THAT COMPETITION FROM NEW SELF STORAGE FACILITIES OR OTHER STORAGE ALTERNATIVES MAY CAUSE RENT TO DECLINE AND MAY CAUSE OCCUPANCY RATES TO DROP, TAX LAW CHANGES MAY CHANGE THE TAXABILITY OF FUTURE INCOME, INCREASES IN INTEREST RATES MAY INCREASE THE COST OF REFINANCING LONG TERM DEBT, AND WE MAY BE AFFECTED BY LEGISLATION RELATING TO LATE FEES. ACTUAL RESULTS MAY DIFFER IF INCREASES IN LABOR, TAXES, MARKETING AND OTHER OPERATING AND CONSTRUCTION EXPENSES OCCUR. Other factors which could affect our financial results are described below and in Item 1 (Business) of this Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

SEGMENT PERFORMANCE

     When managing our real estate assets, we evaluate performance in two segments. The first segment, Same Stores, represents those storage centers and business parks that are not in the rent up stage and for which historical information is available. The second segment, New Stores, represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. The following sections discuss the performance of these segments.

SAME STORES

     In 2000, we continued our focus on increasing net operating income (NOI) from our existing real estate assets. The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at December 31, 2000 and 1999.

SAME STORE RESULTS

                                    YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                               ----------------------------------   ----------------------------------
                                                             %                                    %
                                  2000          1999       CHANGE      1999          1998       CHANGE
                               -----------   -----------   ------   -----------   -----------   ------
                                             (DOLLARS IN THOUSANDS EXCEPT AVERAGE RENT)
Rental revenue...............  $   183,726   $   172,112     6.7%   $   166,291   $   159,451     4.3%
Direct operating and real
  estate tax expense(1)......       52,924        49,506     6.9%        47,472        46,394     2.3%
                               -----------   -----------            -----------   -----------
NOI..........................      130,802       122,606     6.7%       118,819       113,057     5.1%
Leasehold expense............          860           799     7.7%           621           545    13.9%
Indirect operating
  expense(2).................       10,749         9,246    16.3%         8,651         9,474    -8.7%
                               -----------   -----------            -----------   -----------
NOI after indirect and
  leasehold expense..........  $   119,193   $   112,561     5.9%   $   109,547   $   103,038     6.3%
                               ===========   ===========            ===========   ===========
Avg. annual rent per
  sq.ft.(3)..................  $     10.83   $     10.35     4.6%   $     10.37   $      9.93     4.4%
Avg. sq.ft. occupancy........           88%           86%                    86%           86%
Total net rentable sq.ft.....   18,000,000    18,000,000             17,300,000    17,300,000
No. of properties............          277           277                    264           264

---------------
(1) Includes all direct property and real estate tax expenses. Does not include any allocation of indirect expense.

(2) Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources, and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(3) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

     Similar to last year, the business trends in most of our markets continue to be positive. This is a direct reflection of the strength of the demand in most of our trade areas and the quality of our stores and our people. During 2000, we experienced increased competition in several of our markets where competitors have opened in the vicinity of some of our stores. Markets impacted by this increased competition include Indianapolis,

Houston, and South Florida. We believe that the quality of our storage centers as well as our geographic diversity helps mitigate the impact of competition in individual markets. Market conditions in California, New York and Virginia contributed to above average revenue and NOI increases.

     NOI has risen over the last three years due to increases in revenue, which are a function of changes in rental rates and occupancy. While the storage business is seasonal, spring and summer being peak occupancy periods, the cycle is annual and the annual revenue trend from 1998 to 2000 reflects general market changes. Revenue gains from 1999 to 2000 resulted primarily from rental rate increases with some occupancy improvements, while gains from 1998 to 1999 resulted entirely from rate increases.

     Over the past two years the self storage and other industries have been involved in lawsuits challenging their late fee policies. Shurgard is currently not a party to any such late fee litigation. However, we have reevaluated our late fee structures in each state and have, where appropriate, reduced the late fees charged to customers. We expect that this will affect year over year results through the second quarter of 2001.

     Direct operating expenses were up 6.9% in 2000 as compared to 1999 primarily due to increases in marketing and sales expenditures of approximately 50% over 1999 for new marketing campaigns and sales center programs implemented during 2000. Increases in personnel costs, utilities and real estate taxes also contributed to the increase. During 1999, declines in personnel costs, which include decreased workers compensation costs and lower on-site employee bonuses, were offset by increases in real estate taxes, costs of retail goods, and repair and maintenance expenditures.

     In the first quarter of 2000, we began implementation of several new sales initiatives. These initiatives involved the roll out of an enhanced e-commerce program to allow on line sales of all of our products and services. Other sales initiatives implemented during 2000 include the expansion of our commercial accounts, the telemarketing sales force and the direct sales force. These new sales initiatives resulted in increases in both direct and indirect operating expense and resulted in increased revenue growth in the second half of 2000. Year over year Same Store revenue growth accelerated from 5.0% in the first quarter of 2000 to 7.5% in the fourth quarter of 2000. We expect to continue to see expense increases through the first half of 2001 when compared to 2000.

     While we have seen improvement in our revenue growth, rising indirect operating expenses resulted in NOI after indirect costs growing at only 5.9% for 2000 compared to 6.3% for 1999. Our definition of indirect operating expense includes certain shared property costs like bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations like business information technology, legal services, human resources, and accounting. Same Store indirect operating expenses rose 16.3% from 1999 to 2000 primarily due to marketing, sales and technology expenses related to the new initiatives described above. Although, as discussed above, we expect to continue to see above normal increases for the first of 2001, expense growth should moderate during the last half of the year. In 1999, Same Store indirect operating expenses fell 8.7% because many of these expenses are fixed costs that do not grow in proportion to the number of stores we operate.

NEW STORES

     Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired as of January 1 the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. The following table summarizes New Store operating performance as defined at December 31, 2000 and 1999.

NEW STORE RESULTS

                                                           YEAR ENDED           YEAR ENDED
                                                          DECEMBER 31,         DECEMBER 31,
                                                       ------------------    -----------------
                                                        2000       1999       1999       1998
                                                       -------    -------    -------    ------
                                                               (DOLLARS IN THOUSANDS )
Rental revenue.......................................  $27,076    $11,732    $17,833    $6,106
Direct operating and real estate tax expenses(1).....   10,615      5,741      7,878     2,896
                                                       -------    -------    -------    ------
NOI..................................................   16,461      5,991      9,955     3,210
Leasehold expense....................................      731        175        353       241
Indirect operating expense(2)........................    2,412        937      1,532       721
                                                       -------    -------    -------    ------
NOI after indirect and leasehold expense.............  $13,318    $ 4,879    $ 8,070    $2,248
                                                       =======    =======    =======    ======
No. of properties....................................       80         80         65        65
No. of property months(3)............................      746        337        561       241

---------------
(1) Includes all direct property and real estate tax expenses. Does not include any allocation of indirect expense.

(2) Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(3) Represents the sum of the number of months we operated each property during the year.

     Increases from year to year in NOI for the new store portfolio reflect the greater number of property months included for the periods presented. Although this increase gives some indication of how much of our overall NOI growth results from this segment, it is not a good method of evaluating the performance of assets within this segment. We use several different methods when evaluating the performance of domestic acquisitions and developments in this segment. Acquisitions and development properties are evaluated based on comparisons of actual results to pro forma NOI for the appropriate period from opening or at maturity. The performance of our acquisitions and developments are discussed in the sections that follow. Additionally, increases in the expense per property month represent the expanded marketing and sales initiatives discussed previously.

  Domestic Acquisitions

     We continue to selectively seek acquisition opportunities for high quality storage centers that meet our investment standards. We have limited our efforts to pursue only those centers that enhance our existing network of stores (i.e. establish greater market presence or expand an established market to create greater economies of scale). The operating results of our acquisitions are presented in the tables below in order to show the impact of our operating strategies since the acquisition date.

                          RESULTS OF 2000 ACQUISITIONS

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2000
                                                               -----------------
                                                             (DOLLARS IN THOUSANDS
                                                             EXCEPT AVERAGE RENT)
Rental revenue.............................................        $  1,938
Direct operating and real estate tax expense(1)............             650
                                                                   --------
NOI........................................................           1,288
Leasehold expense
Indirect operating expense(2)..............................             133
                                                                   --------
NOI after indirect and leasehold expense...................        $  1,155
                                                                   ========
Avg. annual rent per sq.ft.(3).............................        $  10.84
Avg. sq.ft. occupancy......................................              83%
Total net rentable sq.ft...................................         368,000
Number of properties.......................................               7
Number of property-months(4)...............................              41
Purchase price.............................................        $ 24,870

---------------
(1) Includes all direct property and real estate tax expenses. Does not include any allocation of indirect expense.

(2) Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(3) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.

(4) Represents the sum of the number of months we operated each property during the year.

     During 2000, we purchased seven storage centers totaling 368,000 net rentable square feet for a total cost of $24.9 million (including the cost associated with the related non-competition agreements). One of these properties is located in California and six are located in Texas. The 2001 projected yield on these properties is 11% - 12% (calculated as projected 2001 NOI divided by purchase price). These projections are based on numerous assumptions and actual results may vary due to the factors discussed in the OVERVIEW. For a discussion of purchases of partnership units, see INVESTING TRANSACTIONS.

     Additionally, we have an agreement with a California developer under which it purchases sites in Southern California and constructs storage centers on them according to our specifications. Upon completion of the rent up period, the storage centers are purchased by a joint venture in which we owned 77.3% as of December 31, 2000. Prior to such purchase, we have no ownership in the properties and as such, they are not included in any discussions of operating results under SEGMENT PERFORMANCE. The developer's interest in the corporation is based upon a predetermined formula and the current value of each property at the time of purchase. During the fourth quarter of 1999, the joint venture purchased one of the completed storage centers for $3.1 million and during the second quarter of 2000 the joint venture purchased one additional storage center for $11.0 million. At December 31, 2000, this developer had two properties under construction in connection with this agreement, land purchased pending construction for one property and two completed stores in rent up. At December 31, 2000, we had guaranteed $22.4 million in outstanding debt for five properties related to this agreement and may guarantee additional amounts as future properties are developed.

                          RESULTS OF 1999 ACQUISITIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2000            1999          % CHANGE
                                                              ------------    ------------    ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE RENT)
Rental revenue..............................................    $  2,116        $    774           173%
Direct operating and real estate tax expense(1).............         760             263           189%
                                                                --------        --------
NOI.........................................................       1,356             511           165%
Leasehold expense...........................................
Indirect operating expense(2)...............................         197              67           194%
                                                                --------        --------
NOI after indirect and leasehold expense....................    $  1,159        $    444           161%
                                                                ========        ========
Avg. annual rent per sq. ft.(3).............................    $  11.72        $  10.36
Avg. sq. ft. occupancy......................................          82%             80%
Total net rentable sq. ft...................................     209,000         209,000
Number of properties........................................           5               5
Number of property-months(4)................................          60              24
Purchase price..............................................                    $ 13,251

---------------
(1) Includes all direct property and real estate tax expenses. Does not include any allocation of indirect expenses.

(2) Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

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

                          RESULTS OF 1998 ACQUISITIONS

                                           YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                         ----------------------------   ----------------------------
                                                                 %                              %
                                           2000       1999     CHANGE     1999       1998     CHANGE
                                         --------   --------   ------   --------   --------   ------
                                                 (DOLLARS IN THOUSANDS, EXCEPT AVERAGE RENT)
Rental revenue.........................  $  3,869   $  3,560    8.7%    $  3,560   $  1,552    129%
Direct operating and real estate tax
  expense(1)...........................     1,344      1,237    8.6%       1,237        587    111%
                                         --------   --------            --------   --------
NOI....................................     2,525      2,323    8.7%       2,323        965    141%
Leasehold expense
Indirect operating expense(2)..........       310        267     16%         262        158     66%
                                         --------   --------            --------   --------
NOI after indirect and leasehold
  expense..............................  $  2,215   $  2,056    7.7%    $  2,061   $    807    155%
                                         ========   ========            ========   ========
Avg. annual rent per sq. ft.(3)........  $   9.45   $   9.10            $   9.10   $   8.40
Avg. sq. ft. occupancy.................        81%        83%                 83%        91%
Total net rentable sq. ft..............   467,000    467,000             467,000    347,000
Number of properties(4)................         8          8                   8          7
Number of property-months(5)...........        96         96                  96         53
Purchase price.........................                                            $ 24,908

---------------
(1) Includes all direct property and real estate tax expenses. Does not include any allocation of indirect expense.

(2) Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(3) Average annual rent per square foot is calculated by dividing actual rents collected by the average number of square feet occupied during the period.

(4) The California property was purchased on December 22, 1998 and therefore had no material impact on our operations and has been excluded from the 1998 data. The inclusion of this property in 1999, as well as build outs on two properties, represents the increase in total net rentable square feet over 1998.

(5) Represents the sum of the number of months we operated each property during the year.

     During 1998, we purchased seven storage centers totaling 426,000 net rentable square feet for a total cost of $23.8 million (including the cost associated with the related non-competition agreements). We also acquired a leasehold in an existing self storage center containing 41,000 net rentable square feet for $1.2 million. These acquisitions were located as follows: one in Arizona, one in California, one in Indiana, two in Tennessee and three in Texas. The operating results of these 1998 acquisitions are included in Same Stores Results for 2000.

  Domestic Development

     Our long-term growth plan includes significant development of new storage centers in markets in which we currently operate. This is primarily due to our focus on maintaining high quality standards and consistent building design to develop brand awareness. Implementation of this development strategy is expected to continue at least through 2001. Each development project progresses through a series of review processes from initial review, through due diligence, final review and finally to the land purchase and construction. We believe the success of this strategy has been greatly enhanced as a result of the substantial experience we, or our predecessors, have gained through the development of over one third of our properties.

     We, or our joint venture partners, opened 21 domestic storage centers in 2000, and, when all phases are complete, these 21 projects will total approximately 1.3 million net rentable square feet with an estimated total cost of $98.3 million. Three of these storage centers were developed through our Tennessee and Florida joint ventures and 18 were contributed to CCP/Shurgard Venture, LLC (CCP/Shurgard). (For a further discussion of CCP/Shurgard, see DEVELOPMENT FINANCING ARRANGEMENTS).

     We, or our joint venture partners, opened 21 storage centers in 1999, representing approximately 1.5 million net rentable square feet. Of the 21 stores opened, six were developed through our Florida joint ventures, three were contributed to CCP/Shurgard and nine were contributed to Shurgard/Fremont Partners II (SFPII). These 1999 developments together generated $4.7 million in NOI for the 12 months of 2000. For the month of December 2000, these developments had NOI of $301,000, which represents 18% of projected monthly NOI at maturity, and averaged 67% occupancy. The operating results of these 1999 developments are included in the New Store Results in the previous section. The 2001 projected yield on these properties is 12% - 13% (calculated as projected NOI at stabilization divided by invested cost).

     Of the 23 storage centers opened in 1998, representing approximately 1.6 million net rentable square feet, three were developed through our Tennessee and Florida joint ventures, and 16 were contributed to either Shurgard/Fremont Partners I (SFPI) or SFPII, joint ventures. For the month of December 2000, these developments had NOI of $754,000 and averaged 78% occupancy. These 1998 developments together generated $8.1 million in NOI for the 12 months of 2000. The operating results of these 1998 developments are included in either the SAME STORE RESULTS or the NEW STORE RESULTS in the previous section depending on whether they have met the criteria for inclusion in Same Stores. Total cost to develop these properties was $113.0 million.

     We can give no assurance that these projections regarding the 1999 development projects will occur. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, increase more than projected.

     In addition to the above completed developments, six storage centers were under construction (one of these is being developed in Florida through an unconsolidated joint venture) as of December 31, 2000. As a general rule, to limit the risks of development, we typically do not purchase land until the entitlement process is complete. Construction usually begins shortly after we obtain title to the land. The following table summarizes domestic development projects in progress at December 31, 2000.

                                                                                 TOTAL COST TO
                                                 NUMBER         ESTIMATED         DATE AS OF
                                                   OF        COMPLETED COST      DECEMBER 31,
                                                PROJECTS    OF PROJECTS(1)(2)       2000(1)
                                                --------    -----------------    -------------
CONSOLIDATED DEVELOPMENTS:
Construction in progress......................     5             $23.0m             $13.1m
Land purchased pending construction...........     2             $ 7.9m             $ 2.2m
UNCONSOLIDATED DEVELOPMENTS:
Construction in progress......................     1             $ 5.1m             $ 3.2m
EXPANSION OF EXISTING PROPERTIES:
Opened during 2000............................     1             $ 1.9m             $ 1.9m
Construction in progress......................     1             $ 1.2m             $ 1.0m

---------------
(1) Table includes 100% of the costs of projects regardless of our ownership percentage

(2) The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see the discussion below.

     We believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, NOI does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for our pro-rata interest in developments was $1.6 million (NOI of $3.0 million, less $4.6 million of interest assuming 8.5% on invested capital) for 2000 compared to $1.9 million in 1999 and $1.5 million in 1998. The rent-up deficit for a typical $4.0 million project, assuming it takes an average of 24 months to rent up and is financed with debt at 8.5%, is estimated to be approximately $332,000 in the first year of operations. The total cost of a development varies significantly based on the cost of the land. The cost of some future projects may be higher than the typical project described above based on the markets in which we develop those future sites. The amount of rent-up deficit and the timing of positive cash flow cannot be predicted with certainty as it is based on a number of factors including length of rent up, ability to collect stated rental rates on leased units, actual operating expenses incurred, and the time of year a property opens. Another result of this rent-up period is a decrease in our operating margins as new property expenses are added, but the related revenue stream does not hit stabilized levels until occupancy reaches 85%.

     We anticipate opening 15-20 domestic developments in 2001, including the eight listed in the table above. The actual number of projects could be reduced by zoning and permitting delays outside of our control, increased competition for sites, delays during construction caused by, among other things, weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

     In addition to utilizing the experience of our in-house real estate development personnel, in the past few years we have begun establishing relationships with quality storage operators outside our current markets. We believe that the most efficient way to operate storage centers is to saturate a market to create brand awareness and allow certain economies of scale in operation processes and advertisement. These relationships create an instant presence in a new market as affiliate owned centers begin using the "Shurgard" name. In exchange for the use of our name, computer systems and general operations support services, the affiliate pays us an affiliation fee. Additionally, these affiliation agreements provide the framework for the joint development of additional storage centers, allowing us to take advantage of the local operator's market knowledge. We have signed three such affiliation agreements, which include (1) an agreement with a Tennessee developer that opened three jointly developed centers in 1995, one in 1996, two in 1997, two in 1998 and one in 2000 (2) an agreement with a Florida developer that opened five jointly developed centers in 1997, one in 1998, six in 1999, two in 2000, and had one under construction in 2000 and (3) an agreement with a San Antonio developer to develop properties in Oklahoma and Texas. As of December 31, 2000, one property was under construction in connection with this third affiliation agreement.

DEVELOPMENT FINANCING ARRANGEMENTS

     In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO, see FUNDS FROM OPERATIONS), we have pursued alternative financing options. In connection with this initiative, we have formed three joint ventures, SFPI in May 1998, SFPII in March 1999, and CCP/Shurgard in May 2000 and in 2001, we executed an agreement to enter into up to $250 million of tax retention operating leases.

     Under the joint venture agreements, we constructed storage centers and, upon completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our incurred costs exceeded our pro rata portion of required equity. We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date based on annualized NOI, less management fees, divided by 9.25%. As a result of this option or put, we have continuing involvement with these joint ventures and do not recognize the contribution of the storage centers as a transfer in ownership under accounting principles generally accepted in the United States of America. As all the joint venture's real estate assets are subject to our continuing involvement, we consolidate these entities in our financial statements.

     Under a Management Services Agreement between Shurgard and each of these joint ventures, Shurgard acts as property manager for the properties owned by the joint venture, and receives a monthly management fee equal to the greater of $2,000 per property or 5% of gross revenues, as well as certain other fees relating to accounting and administrative services that Shurgard will perform on behalf of the joint venture.

                                         SFPI             SFP II         CCP/SHURGARD
                                      -----------    ----------------    ------------
                                                  (DOLLARS IN THOUSANDS)
                                      At 12/31/00      At 12/31/00       At 12/31/00
Total equity contributions..........    $20,083          $26,471           $40,267
Total debt..........................    $45,050          $62,266           $60,400
Properties contributed at December                          16               21
  31, 2000..........................      15
Our ownership percentage............      10%              10%               20%
Purchase option/put exercise                         December 2001 to     Beginning
  period............................   Exercised       October 2003       May 2002

     In 2001, we executed an agreement to enter into up to $250 million worth of tax retention operating leases. We anticipate that this arrangement will be able to fund most of our development pipeline for the next two years. Under the lease and related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we elect to purchase the property, the purchase price will be equal to the total property cost plus interest carry and a fixed equity return to the Landlord at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we will have no ownership in these properties.

EUROPEAN OPERATIONS

     On October 12, 1999, we along with the other existing investors of SSC Benelux & Co., SCA, (Benelux SCA) entered into a European joint venture agreement with certain unaffiliated third party investors. The new investors have committed 122 million Euro to Benelux SCA, in exchange for a 43% interest in this company. Concurrently, Benelux SCA established a 140 million Euro credit facility with a commercial bank group. On February 27, 2001 the investors in Benelux SCA committed to invest an additional 28 million Euro in Benelux SCA. Concurrent with this undertaking the existing Euro credit facility was increased from 140 million Euro to 215 million Euro. These additional financial resources will be used to execute the European expansion plan and are sufficient to fund projected development openings through the end of 2001 (See European Development). In order to fund new developments beyond 2001, our European partners are currently evaluating various capital alternatives.

     Under the terms of the joint venture agreement, the 122 million Euro in equity capital will be funded through periodic contributions until December 31, 2001, the 28 million Euro may be funded through periodic contributions until December 31, 2002. Additionally, the terms of the agreement provide for an earn out that allows the original Benelux SCA shareholders to receive up to 10 million Euro in additional equity based on exceeding certain development targets prior to December 31, 2001. Benelux SCA is managed by a board of managers, which consists of all the parties of the transaction. Substantially all major decisions of the board require agreement of at least two thirds of the parties. As a general partner, we are contingently liable for $135 million of this joint venture's debt.

     We now own 7.57% of Benelux SCA, but continue to have significant influence over operations through our control of half of the seats on the board of managers. From July 1998 until October 1999, we owned 13.06% and during the first half of 1998, we owned 12.5%. Approximately two thirds of our interest in Benelux SCA is owned through a joint venture with two unaffiliated entities. We, together with one of our partners, have the right to increase our participation in the joint venture through an equity contribution. Our portion of operating losses, based on the percentages described above, before the cumulative effect of a change in accounting principle for European operations was $1.4 million, $1.1 million (our portion of the cumulative effect of a change in accounting principle was $268,000) and $412,000 for the years ended December 31,

2000, 1999 and 1998, respectively. Our carrying value of this investment was ($2.4) million, ($1.0) million and $0.3 million as of December 31, 2000, 1999 and 1998, respectively.

     Our pro rata portion of FFO losses was $855,000, $587,000 and $185,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In order to take advantage of the investment opportunity, Benelux SCA is accelerating its expansion rate in Europe. Although the operations of existing stores are improving, this expansion will produce losses for the next three to four years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of the European operations are consolidated in our financial statements for the year ended December 31, 1998. Beginning in 1999, the results are no longer consolidated due to the October 1999 transaction discussed previously, and our remaining interest is accounted for under the equity method of accounting. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

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

  European Business Summary

     Since 1992, Benelux SCA has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. European consumers tend to live in more crowded population densities and smaller living spaces that make self storage an attractive option. Our partners have learned that government regulations, cultural differences, building practices and marketing techniques are all factors to be considered in each country. Through experience, they have built the infrastructure necessary to support an accelerated expansion program. As of December 31, 2000, Benelux SCA had 47 storage centers operating in five countries. Today, Benelux SCA employs over 225 employees including a senior management team with substantial local development, finance, operations and marketing experience. The following tables include certain financial and operating information that illustrates the performance and growth of Benelux SCA.

                        SUMMARY OF EUROPEAN PROPERTIES:

                                                                                                   DECEMBER 31,
                               NUMBER OF     TOTAL NET    ESTIMATED       DECEMBER 31, 2000            2000
                                 OPEN         RENTABLE      TOTAL     --------------------------      % RATE
                             PROPERTIES(5)   SQ. FT.(1)    COST(1)    OCCUPANCY(2)   RATES(2)(3)   INCREASES(4)
                             -------------   ----------   ---------   ------------   -----------   ------------
COUNTRY
  Belgium..................       14           855,000     $ 48.0m        72.7%        $11.50           2.5%
  France...................       11           585,000     $ 40.0m        81.8%        $20.08           3.7%
  Netherlands..............        6           345,000     $ 26.0m        56.1%        $14.68          (9.1)%(6)
  Sweden...................       11           660,000     $ 46.0m        65.5%        $16.33           4.5%
  United Kingdom...........        5           273,000     $ 36.6m        39.4%        $23.84          (1.8)%(6)
                                  --         ---------     -------
                                  47         2,718,000     $196.6m

---------------
(1) Total net rentable square feet and estimated total cost when all phases are complete.

(2) Includes stores that have been operating more than 12 months.

(3) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(4) In the respective local currencies.

(5) Six of these stores opened in late December and will experience their first accounting month in January.

(6) The year over year decrease in the average rental rate is due to significant fluctuations in the occupied unit mix. Stores opened in December 1999 rented a very limited unit mix that overstated the average rental rate for that month as the rate per square foot is higher on smaller units.

                     CERTAIN FINANCIAL DATA OF BENELUX SCA

                                                        2000       1999       1998
                                                       -------    -------    ------
Total Revenue........................................  $ 14.4m    $  9.2m    $ 4.3m
Total Assets.........................................  $251.9m    $168.9m    $90.7m
Total Bank Debt(1)...................................  $193.3m    $133.8m    $70.5m

---------------
(1) Includes unsecured debt between Benelux SCA and affiliate of $88.9, $93.5 and $25.8 million as of December 31, 2000, 1999 and 1998, respectively.

     The self storage industry is not well established in much of Europe and we believe this presents Benelux SCA with the opportunity to become a dominant player throughout Western Europe. Although we are seeing other industry players entering the European markets, we believe the supply being added to the market still leaves significant opportunity when compared to the overall size of the market. Benelux SCA and its subsidiaries have established expansion plans that focus in four markets: the Benelux region (which includes Belgium, Luxembourg and the Netherlands), France, Scandinavia (including Sweden and Denmark) and the UK. The following sections discuss in detail the performance of existing stores as well as the progress in carrying out these expansion plans.

  European Same Store Operations

     The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined at December 31, 2000 and 1999.

                                        YEAR ENDED DECEMBER 31,(1)       YEAR ENDED DECEMBER 31,(2)
                                      ------------------------------   ------------------------------
                                        2000       1999     % CHANGE     1999       1998     % CHANGE
                                      --------   --------   --------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS, EXCEPT AVERAGE RENT)
Rental revenue......................  $  5,866   $  4,954      18%     $  5,660   $  4,160      36%
Direct operating and real estate tax
  expense(3)........................     1,801      1,741       3%        1,946      2,128      (9)%
                                      --------   --------              --------   --------
NOI.................................     4,065      3,213      27%        3,714      2,032      83%
Leasehold expense...................       492        429      15%          496        353      40%
Indirect operating expense(4).......     1,667      2,472     (33)%       2,860      2,337      22%
                                      --------   --------              --------   --------
NOI after indirect and leasehold
  expense...........................  $  1,906   $    312     511%     $    358   $   (658)    154%
                                      ========   ========              ========   ========
Avg. annual rent per sq. ft.(5).....  $  13.10   $  12.00       9%     $  14.39   $  12.35      16%
Avg. sq. ft. occupancy..............        88%        80%                   83%        70%
Total net rentable sq. ft...........   492,000    492,000               492,000    492,000
# of properties.....................         9          9                     9          9

---------------
(1) Amounts have been translated from local currencies using the average exchange rate for 2000.

(2) Amounts have been translated from local currencies using the average exchange rate for 1999.

(3) Includes all direct property and real estate tax expenses. Does not include any allocation of indirect expense.

(4) Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources, and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(5) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

     In 2000, our European partners increased rental rates of Same Stores an average of 9% while occupancy rose eight percentage points. These rate increases, as well as increases in occupancy, resulted in the 18% revenue increase from 1999 to 2000. Increases in revenue combined with maintaining expenses at a 3% growth resulted in the 27% Same Store NOI growth over 1999. These nine same stores had an occupancy of 90% at the end of December 2000. Decreases in indirect operating expense are the result of spreading certain fixed costs over more stores as our European partners expand.

     In 1999, our European partners increased rental rates of Same Stores an average of 16%. These rate increases, as well as increases in occupancy, resulted in the 36% revenue increase from 1998 to 1999. Property operating expenses decreased 9% in 1999 over 1998 due to improved expense controls, decreases in repair and maintenance expenses due to renegotiation of maintenance contracts, and improved operating efficiencies resulting from economies of scale.

  European Development

     Benelux SCA's strategy is to quickly dominate markets they enter by building a network of high quality storage centers that can be managed with economies of scale. There are few storage centers available for acquisition, so our European joint venture has focused on a strategy of in-house development. Through this strategy, they are able to maintain high quality standards and consistent building design to develop brand and product awareness. Each development project progresses through a series of review processes from initial review, through due diligence, final review and finally to the land purchase and construction. We believe the success of this strategy has been greatly enhanced as a result of the substantial experience gained through the development of over 90% of the European properties. Benelux SCA opened 19 storage centers in 2000, 12 in 1999 and seven in 1998. The following table summarizes European developments by country in U.S. dollars:

                                                                                TOTAL NET
                                                                             RENTABLE SQ. FT.
                                              NUMBER OF       ESTIMATED      WHEN ALL PHASES
                                              PROPERTIES    TOTAL COST(1)      ARE COMPLETE
                                              ----------    -------------    ----------------
OPENED IN 2000
  France....................................      7            $29.9m            407,000
  United Kingdom............................      2            $15.8m             95,000
  Netherlands...............................      5            $20.4m            284,000
  Belgium...................................      3            $10.9m            186,000
  Sweden....................................      2            $ 9.4m            123,000
OPENED IN 1999
  Belgium...................................      2            $ 5.5m            137,000
  France....................................      1            $ 3.4m             54,000
  Netherlands...............................      1            $ 5.6m             61,000
  Sweden....................................      5            $20.6m            282,000
  United Kingdom............................      3            $20.7m            179,000
OPENED IN 1998
  Belgium...................................      3            $10.1m            185,000
  Sweden....................................      4            $15.9m            260,000

---------------
(1) The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see DOMESTIC DEVELOPMENT.

     During 2000, Benelux SCA opened 19 storage centers with an estimated total cost of $86.4 million and net rentable square feet of 1.1 million when all phases are complete. Six of these stores opened in late December and will experience their first full month of operations in January 2001. After an average of five months of operation, the remaining 13 openings of this year have an average occupancy of 33% and generated $1.2 million in net operating losses in 2000.

     Of the 12 storage centers opened in 1999, 11 opened in the last two months of the year. These 12 storage centers have an estimated total cost of $55.8 million and net rentable square feet of 713,000 when all phases are complete. The average occupancy at the end of December 2000 was 48% after an average of 14 months of operations. These storage centers generated $250,000 of NOI for the year ended December 31, 2000.

     The seven storage centers opened during 1998 had an average occupancy of 70% after an average of 27 months of operations and together generated $2.0 million in NOI for 2000. For the month of December 2000, NOI for these developments represented 70% of projected monthly NOI at stabilization (as measured in the relevant local currency).

     The average projected yield on total cost of the storage centers included in the table above is 13%. The projected yield is based on projected monthly NOI at stabilization less leasehold expense and an estimate of indirect operating costs of 6% of revenue. There can be no assurance that this projected yield will be achieved as many factors affect the performance of the stores. The stores could fail to reach projected rental rate and occupancy levels if customer product knowledge and acceptance is slower than anticipated, and if they experience competition from other self-storage properties and other storage alternatives. Actual yields may also be lower if major expenses such as property taxes, labor, and marketing, among others, increase more than projected or if indirect operating expenses exceed assumed levels.

     In addition to the above completed developments, Benelux SCA currently has another six storage centers under construction. These developments are located as follows: two in France, two in the Netherlands, one in Sweden, and one in the UK. Additionally, it has purchased one Belgian site on which construction has not yet started. The following table summarizes European development projects in progress at December 31, 2000:

                                                            ESTIMATED           TOTAL COST TO
                                          NUMBER OF         COMPLETED            DATE AS OF
                                          PROJECTS     COST OF PROJECTS(1)    DECEMBER 31, 2000
                                          ---------    -------------------    -----------------
NEW DEVELOPMENTS
Construction in Progress
  France................................      2               $9.6m                 $5.1m
  Sweden................................      1               $4.8m                 $1.4m
  Netherlands...........................      2               $8.4m                 $3.2m
  UK....................................      1               $7.1m                 $4.6m

Land purchased pending construction
  Belgium...............................      1               $3.9m                 $1.8m

---------------
(1) The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see DOMESTIC DEVELOPMENT.

     In the current state of the European self storage market, we believe that a strategy of growth through development will result in higher returns over the long term. However, as discussed earlier, this expansion and development strategy creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion, see DOMESTIC DEVELOPMENT.

     We currently anticipate that in 2001, our European partner will open 20 to 30 developments, including the six listed in the table above. The actual number of projects could be reduced due to zoning and permit delays outside of its control, increased competition for sites, delays during construction caused by, among other things, weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

OTHER REAL ESTATE INVESTMENTS

     The following table shows income (loss) from unconsolidated real estate investments for the years ended December 31, 2000, 1999 and 1998. All income and loss amounts reflect our pro rata ownership percentage.

                INCOME (LOSS) FROM OTHER REAL ESTATE INVESTMENTS

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Containerized storage.................................  $(1,842)   $(2,654)   $(3,133)
Unconsolidated joint ventures.........................   (1,668)      (684)      (135)
Participating mortgages...............................    1,659      1,631      1,639
European Operations...................................   (1,569)    (1,595)      (136)
Other partnership investments.........................                            137
                                                        -------    -------    -------
          Total.......................................  $(3,420)   $(3,302)   $(1,628)
                                                        =======    =======    =======

  Containerized Storage

     Shurgard Storage To Go, Inc. (STG) is operating in five major U.S. markets, including Seattle, Portland, San Francisco, Atlanta and Chicago. We are currently in the process of exiting the Chicago market. During 2001, STG intends to concentrate on maximizing revenue growth through effective marketing and pricing strategies and optimizing warehouse capacity and logistics. For the year ended December 31, 2000, STG had an average of 5,161 containers rented with an average rental rate of $59.76 per container, compared to 5,229 containers rented for the year ended December 31, 1999, with an average rental rate of $47.02 per container, and 3,524 containers rented for the year ended December 31, 1998, with an average rental rate of $56.34 per container.

     At December 31, 2000, our gross investment in STG was $5.0 million. At December 31, 2000, SSCI owns 95.5% of the nonvoting stock in STG, which is not a qualified REIT Subsidiary and is subject to corporate level tax. As of December 31, 2000, we had committed to lend up to $13.40 million under unsecured five year notes to fund negative cash flow during the rent up stage, of which, $12.92 million was outstanding. Subsequent to December 31, 2000, we committed to lend an additional $500,000. We also currently guarantee $8.7 million in lease obligations. In 2000, our pro rata percentage of STG losses was $1.8 million, compared to losses of $2.7 million for the 12 months ended December 1999, which includes a $92,000 cumulative effect of a change in accounting principle reflecting the write-off of start-up costs in accordance with SOP 98-5, and $3.1 million for the 12 months ended December 1998. During 2001, we plan to recapitalize STG by converting substantially all of our existing loan to STG into equity and acquiring all or substantially all of the voting stock of STG. As a result of this transaction, we will take control and consolidate STG's operating results. Additionally, STG will no longer incur interest expense for the loan and we will no longer receive interest income of approximately $900,000. Due to continuing improvement in STG operating results, we expect losses to be reduced to $1.6 million for 2001, including $1.0 million for depreciation. This projected 2001 loss is based on several assumptions, including meeting the projected number of container rentals and lengthening the average customer rental period. There is, of course, no assurance that this expectation will be met as numerous factors affect profitability. These factors include, among other things, the possible inability to attract new customers, the expense of sales and marketing efforts, the potential of new competition (both containerized and other forms of storage) entering our markets and the possibility that customers may not be willing to pay the rates projected. Subsequent to December 31, 2000, we purchased the remaining non-voting shares of STG increasing our ownership percentage from 90.68% to 95.0%.

  Unconsolidated Joint Ventures

     Pursuant to our affiliation agreements with two storage operators, we have entered into 24 joint ventures in which our ownership interests range from 50% to 90%, and over which we do not exercise effective control because all major decisions require the agreement of both parties. As of December 31, 2000, we had invested a total of $25.6 million in these joint ventures. Our pro rata portion of joint venture losses totaled $1.7 million ($522,000 of income before depreciation and amortization) for the 12 months ended December 31, 2000, as losses from new properties added during the previous and current year offset earnings from stabilized properties. Our pro rata portion of losses for these joint ventures totaled $684,000 ($1.0 million of income before depreciation and amortization) and $135,000 ($1.2 million of income before depreciation and amortization) for 1999 and 1998, respectively. Three new properties were added in 2000 and six new properties were added in both 1999 and 1998. We have guaranteed certain joint venture loans totaling $25.5 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions (SAME STORES, Domestic Acquisitions or Domestic Development) under SEGMENT PERFORMANCE.

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

  Other

     Income from other partnership investments for 1998 represents income from investments in Shurgard Institutional Fund LP. Shurgard Institutional Fund LP was consolidated for financial statement purposes beginning September 1998. For a further discussion of investments in partnership units, see INVESTING TRANSACTIONS.

CONSOLIDATED STATEMENT OF INCOME

     Net income grew 13.3% from 1998 to 1999 and 3.9% from 1999 to 2000. Comparability of individual line items is effected by the consolidation of Benelux SCA in 1998 and the use of equity accounting for this investment during 1999 and 2000. For a complete discussion of our investment in Benelux SCA, see EUROPEAN OPERATIONS.

     Excluding the impact of Benelux SCA in 1998, rental income rose 13.1% from 1998 to 1999 and 12.8% from 1999 to 2000. Domestic operating expense rose 10.6% from 1998 to 1999 and 16.5% from 1999 to 2000, while domestic real estate tax expense rose 20.8% from 1998 to 1999 and 13.7% from 1999 to 2000. Included in operating expenses are internal acquisition costs and development expenses related to discontinued efforts of $376,000, $461,000 and $926,000 for 1998, 1999 and 2000, respectively. All other amounts are included in NOI after indirect operating and leasehold expenses discussed in SAME STORES and NEW STORES.

     Excluding the effect of Benelux SCA on 1998, depreciation and amortization increased 15.6% from 1998 to 1999 and 10.9% from 1999 to 2000. This increase reflects the increased number of stores included in our consolidated financial statements over the same period of time.

     Domestic general and administrative expenses rose 1% from 1998 to 1999 and 17.1% from 1999 to 2000. Increases include higher personnel and information technology expenses which are primarily related to our growth. Over the same period, these expenses decreased as a percentage of rental revenue from 2.7% in 1998 to 2.5% in 2000.

     Property management revenue decreased $482,000 from 1998 to 1999 and rose $477,000 from 1999 to 2000. The decrease from 1998 to 1999 reflects the consolidation of Shurgard Institutional Fund LP whose management fees were eliminated upon consolidation after 1998. The increase from 1999 to 2000 reflects increases in management fees and cost reimbursements. Loss from other real estate investments is discussed in the section OTHER REAL ESTATE INVESTMENTS.

     Interest and other income rose $1.4 million from 1998 to 1999 and an additional $1 million from 1999 to 2000. Increases relate to the amortization of income received for a non-compete agreement signed in late 1999 and interest income earned on our loan to STG (see discussion under OTHER REAL ESTATE INVESTMENTS).

     Domestic interest expense increased $10.3 million from 1998 to 2000 due to an increase in the outstanding debt balance. This rise represents borrowings to purchase partnership units and to fund development of new storage centers and acquisitions. Additionally, during 2000, we capitalized $8.6 million in interest related to the construction of domestic storage centers while $9.0 million and $6.6 million were capitalized in 1999 and 1998, respectively. Included in 1998 is interest expense related to Benelux SCA of $1.8 million, net of capitalized interest of $1.0 million. Amortization of loan costs of $1.0 million, $1.2 million and $1.1 million is included in amortization expense for 2000, 1999 and 1998, respectively.

     Minority interest decreased $239,000 from 1998 to 1999 and increased $882,000 from 1999 to 2000. The change from 1998 to 1999 included a $2.8 million decrease due to no longer consolidating Benelux SCA. The remaining increase each year relates primarily to the operations of the newly formed SFPI and SFPII partnerships, which are consolidated due to our continuing interest in their storage centers, but in which we only own at 10% interest.

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

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. We use interest rate swaps to fix a portion of our variable rate debt. We do not expect the adoption of SFAS 133 to have a significant impact on our financial position, results of operations, or cash flows.

     Although we expect the derivative instruments we currently use to hedge to continue to be highly effective, if they are determined not to be highly effective in the future, or if we use derivative instruments that do not meet the stringent requirements for hedge accounting under SFAS 133, our future earnings could reflect greater volatility. Additionally, if a cash flow hedge is discontinued because the forecasted transaction is no longer expected to occur, any gain or loss in accumulated comprehensive income associated with the hedged transaction will be immediately recognized in net income.

FUNDS FROM OPERATIONS

     Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) October 1999, White Paper on Funds from Operations, is defined as net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP) including non-recurring events, except for those defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred stockholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. Our 1999 and 1998 financial information has been restated to reflect the new definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Net income............................................  $52,632    $50,673    $44,734
Cumulative effect of change in accounting principle...               1,098
Adjustment to cumulative effect of a change in
  accounting principle for unconsolidated joint
  ventures............................................                 447
Gain on sale of operating real estate.................                (370)      (216)
Preferred dividend....................................   (8,750)    (8,750)    (4,690)
Depreciation/amortization.............................   40,893     36,858     33,644
Adjustment to depreciation/amortization for
  unconsolidated joint ventures and subsidiaries......   (1,615)       (59)      (252)
Deferred financing costs..............................   (1,025)    (1,209)    (1,120)
                                                        -------    -------    -------
FFO...................................................  $82,135    $78,688    $72,100
                                                        =======    =======    =======

     FFO for 2000 increased $3.4 million over 1999 FFO, which had risen $6.6 million over 1998. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments. In 2001, assuming we grow Same Store NOI after indirect operating and leasehold expense at 7 1/2 to 8%, we continue to finance development primarily through third party equity and STG meets our expectation, we expect FFO to increase 7 - 8%. This expectation regarding FFO growth constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act and is based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the statement. The risks and uncertainties that may cause these assumptions and this forward-looking statement to prove to be incorrect include the risks that implementation of the business plan, including marketing and sales initiatives, will not be successful and that our earnings, expenses or revenues may be affected by other factors, such as the risk that competition from new self storage facilities or other storage alternatives may cause rents to decline, occupancy rates to drop, or delays in rent up of newly developed properties. We may experience increases in labor, taxes, marketing and other operating and construction expenses. For a discussion of the factors that might cause these assumptions not to occur see SEGMENT PERFORMANCE, Domestic Development, OTHER REAL ESTATE INVESTMENTS and Containerized Storage.

INVESTING TRANSACTIONS

     In 2000, we invested $24.9 million in the acquisition of seven storage centers, $71.5 million in domestic development and expansion projects, and $7.0 million in capital improvements to our existing portfolio. The

$4.9 million increase in other real estate investments reflects primarily the $4.7 million invested in joint ventures and the $0.2 million invested in our containerized storage operation. Additionally, during 2000, loans to affiliates included in other real estate investments increased $2.2 million due to additional loans to our containerized storage operation.

     Under the Management Company Merger Agreement, we were contingently obligated to issue additional shares as consideration for certain partnership interests held by the Management Company which were not valued at the time of the merger. In 1998, we recorded the issuance of 145,286 shares and in 2000 issued the final 387,933 shares related to this obligation.

     In 1999, we invested $13.3 million in the acquisition of five storage centers, $106.0 million in domestic development and expansion projects, and $6.3 million in capital improvements to our existing portfolio. The $8.2 million increase in other real estate investments reflects primarily the $8.0 million invested in joint ventures and the $0.2 million invested in our containerized storage operation. Additionally, during 1999, loans to affiliates increased $2.0 million primarily due to the loan we made to our containerized storage operation

     During 1999, we purchased one limited partner unit in Shurgard Institutional Fund LP II, from an unaffiliated third party, for $1.2 million in cash. During 2000, we purchased the remaining limited partner units for $3.8 million in cash. We now own all of the limited partner units and are entitled to 100% of limited partner distributions. We continue to own a general partnership interest in this partnership which is consolidated in our financial statements.

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

     Of the $7.0 million in capital improvements expended during 2000, $1.7 million was for roofs, pavement and sealant, representing approximately $0.07 per net rentable square foot, while $1.9 million out of a total of $6.2 million was spent for these items during 1999 representing approximately $0.10 per net rentable square foot. During 1998, $1.8 million out of $5.0 million was spent for these items, representing approximately $0.09 per net rentable square foot. Specifically identified capital improvements expected for 2001 total $4.1 to $5.0 million, of which $1.9 to $2.7 million represents roofs, pavement and sealant. During 1996, we completed an extensive research and evaluation program through which we selected an updated logo. In order to maintain our brand awareness across all Shurgard businesses, we implemented a process to replace signs, awnings, etc. to incorporate our new logo over 1997 and 1998. In connection with this branding, during 1999, we installed signs at five stores at a cost of approximately $45,000, and we installed signs at 132 stores and 134 stores during 1998 and 1997 at a cost of about $1.1 million and $0.8 million, respectively.

FINANCING TRANSACTIONS

  Line of Credit

     The balance on the domestic line of credit decreased $12.1 million from December 31, 1999 to December 31, 2000. Draws on the line were used to fund acquisitions, the purchase of partnership units, development activity and general corporate purposes, and payments were made from reimbursements from joint ventures for development costs. At December 31, 2000, we had an unsecured domestic line of credit to borrow up to $200 million at a spread over LIBOR, maturing September 30, 2001, with the option to extend until September 2002. The amount available and the spread vary based on the terms of the agreement; at December 31, 2000, the current available amount was $200 million, of which approximately $90.0 million was outstanding. At December 31, 2000, the weighted average interest rate was 7.9%.

     Net borrowings under the domestic line of credit during 1999 totaled $20.6 million. Draws on the line were used to fund acquisitions, purchases of partnership units, development activity and general corporate purposes. As of December 31, 1999, $102.0 million was outstanding, and the interest rate spread was 115 basis points over LIBOR.

     Net borrowings under the domestic line of credit during 1998 totaled $37 million. Draws on the line were used to fund acquisitions, purchases of partnership units, development activity and general corporate purposes. As of December 31, 1998, $81.5 million was outstanding, and the interest rate spread was 95 basis points over LIBOR.

     At December 31, 1998, we had seven European credit lines (denominated in local currencies) to borrow up to a total of $14.7 million of which $13.5 million was outstanding. Since January 1999, our European results have been reported under the equity method of accounting.

     In February 2001, we expanded our revolving credit facility from $200 to $360 million. This amended facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants and guarantees under certain tax retention operating leases.

  Long-term Financing

     During 2000, SFPII borrowed an additional $12.9 million under its non-recourse credit facility. At December 31, 2000, $62.2 million was outstanding under this credit facility. We have swap agreements in effect for each borrowing which fix the weighted average interest rate at 8.48% until March 2002 for the balances outstanding as of December 31, 2000. Additionally, during 2000, CCP/Shurgard obtained a non-recourse credit facility to borrow up to $67.7 million of which $60.4 million was outstanding as of December 31, 2000. The note matures December 2003, is secured by the 21 properties owned by CCP/ Shurgard, and requires monthly payments of interest only at 275 basis points above LIBOR. We have an interest rate cap in effect for the $60.4 million which limits the interest rate to 7.50% plus the spread on the LIBOR indexed floating rate. We have a 20% equity interest in CCP/Shurgard.

     During 1999, SFPI borrowed an additional $2.3 million under its non-recourse credit facility. At December 31, 1999, $45.0 million was outstanding under this credit facility. This loan was repaid in full on January 31, 2001.

     Additionally, K&S I, LLC, a partnership, formed on October 15, 1999, has a non-recourse credit facility from a commercial bank of $6.5 million. The note matures October 2001, is secured by the property owned by K&S I, LLC, and requires monthly payments of interest only at 320 basis points above LIBOR. As of December 31, 2000, the interest rate was 9.94%.

     In December 1998, we raised net proceeds after offering costs of $48.1 million through the sale of 2 million shares of Series C Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distribution payments totaling 8.7% per year and are callable at our option after five years at a redemption price of $25 per share.

     In February 2001, we issued $200 million in senior unsecured notes (approximately $198.4 million in net proceeds) which are ten year notes bearing interest at 7.75% and are due 2011. The notes require semi-annual interest payments due February 22 and August 22. Additionally, in February 2001, we raised $86.25 million (approximately $83.4 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. A portion of these proceeds were used to repay balances outstanding under our line of credit. Remaining proceeds will be used to pay off our $122.6 million note payable prior to its maturity in June 2001. In connection with this payoff, we expect to incur approximately $750,000 to $1 million in expense related to the early extinguishment of this debt.

SHORT-TERM AND LONG-TERM LIQUIDITY

     Cash balances decreased from $11.6 million at December 31, 1999 to $7.7 million at December 31, 2000 as capital expenditures were funded primarily through cash flow and financing alternatives obtained by forming joint ventures as discussed previously in Development Financing Arrangements. The following table summarizes certain information regarding our liquidity and capital resources:

                                                             AT DECEMBER 31,
                                                      ------------------------------
                                                       2000       1999      1998(1)
                                                      -------    -------    --------
Debt to total assets before depreciation............       35%        34%        34%
Total market capitalization(2)......................  $1,318m    $1,194m    $1,274m
Debt to total market capitalization(2)..............       38%        36%        33%
Weighted avg. interest rate(3)......................     8.25%      8.05%      7.89%

---------------
(1) Includes European operations. Beginning in 1999, the Company's European operations are no longer being consolidated, but are now reported under the equity method.

(2) Total market capitalization is based on the closing market price of the Class A Common Stock, Series B Preferred Stock, and the Series C Preferred Stock multiplied by their respective total number of outstanding shares plus total debt.

(3) Represents weighted average interest rate on our outstanding domestic debt.

     Our total domestic debt at December 31, 2000 was $495.4 million, of which $338.5 million is fixed rate debt or variable rate debt fixed by swap agreements. We limit our use of variable rate debt; however, at times balances could be significant enough that fluctuations in interest rates would impact our earnings. We believe that we will be able to minimize the impact of such rate fluctuations through the use of interest rate swaps and caps, refinancing or other strategies.

     Cash provided by operating activities for the years ended December 31, 2000, 1999 and 1998 was $82.5 million, $88.7 million and $79.1 million, respectively. We believe that our cash flow in 2001 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements.

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

     As a REIT, we are not required to pay federal income tax on annual taxable income that we currently distribute to our shareholders, provided that we distribute an amount equal to at least 95% of our taxable income. Such distributions must be made in the taxable year to which they relate or in the following taxable year if declared before the REIT timely files its tax return for such years and is paid on or before the first regular distribution payment date after such declaration. For the years ended December 31, 2000, 1999 and 1998, 14.7%, 1.8% and 7.1% of distributions were return of capital, respectively.

     As a REIT, we must derive at least 95% of our total gross income from specified classes of income related to real property, distributions, interest or certain gains from the sale or other disposition of stock or other securities. Our revenue from truck rentals, sales of locks and boxes and management services performed for other owners of properties do not qualify under this 95% gross income test. Such nonqualifying income was approximately 2% of gross revenue in 2000 and we expect to meet the 95% test in 2001. Our acquisition of additional properties will tend to reduce the percentage of nonqualifying income, while additional management contracts, including those with off balance sheet joint ventures and partnerships, and the sales of properties from the existing portfolio will tend to increase the percentage of nonqualifying income. While we intend to manage our activities so that we continue to satisfy the 95% test in the future, we can provide no assurance that nonqualifying income will not exceed 5% in future years.

     In December 1999, legislation was passed to reduce the taxable income distribution requirements for a REIT from 95% to 90%. This change applies to distributions made beginning in the year 2001.

ITEM 7A -- QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the US to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which we have exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, and the United Kingdom. Our gross investment in these foreign operations at December 31, 2000 was $3.5 million and is not considered material. At December 31, 2000, cumulative losses, including depreciation expense, have exceeded our gross investment by $2 million. During 2000, all foreign investments are accounted for under the equity method.

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

     EXPECTED MATURITY DATE         2001       2002       2003       2004      2005    THERE-AFTER     TOTAL     FAIR VALUE
     ----------------------       --------    -------    -------    -------    ----    -----------    --------   ----------
                                                                       (IN THOUSANDS)
Liabilities
Lines of Credit:
Variable Rate (US$).............  $ 89,925                                                            $ 89,925    $ 89,925
  Interest rate.................      7.72%
Notes Payable:
Fixed Rate (US$)................  $123,956                          $57,275              $50,000      $231,252    $231,258
  Interest rate.................      7.97%      7.59%      7.59%      7.59%   7.63%        7.63%
Variable Rate (US$).............  $ 51,531    $62,266    $60,400                                      $174,197    $174,197
  Interest rate.................      8.96%      7.25%      7.94%
Equity Loans to Shareholders....  $  1,836    $ 1,339    $   501                                      $  3,676    $  3,321
  Interest rate.................      0.66%      1.40%      5.32%
Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed (US$).........  $ 45,050    $62,266                                                 $107,316    $108,446
  Avg. pay rate.................      5.96%      6.23%
  Avg. received rate............      4.75%      5.19%

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
ASSETS:
  Storage centers:
     Land...................................................   $  248,741      $  228,601
     Buildings and equipment, net...........................      843,027         761,921
     Construction in progress...............................       22,686          49,939
                                                               ----------      ----------
          Total storage centers.............................    1,114,454       1,040,461
  Other real estate investments.............................       49,501          47,451
  Cash and cash equivalents.................................        7,664          11,645
  Restricted cash and investments...........................        8,510           7,166
  Other assets..............................................       59,028          47,546
                                                               ----------      ----------
          Total assets......................................   $1,239,157      $1,154,269
                                                               ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable and other liabilities....................   $   34,394      $   35,355
  Lines of credit...........................................       89,925         102,002
  Notes payable.............................................      405,429         332,347
                                                               ----------      ----------
          Total liabilities.................................      529,748         469,704
  Minority interest in other real estate investments........       68,844          40,763
  Commitments and contingencies (Notes C, D, E, H and O)
  Shareholders' equity:
     Series B Cumulative Redeemable Preferred Stock, $0.001
      par value: 2,300,000 authorized; 2,000,000 shares
      issued and outstanding; liquidation preference of
      $50,000,000...........................................       48,056          48,056
     Series C Cumulative Redeemable Preferred Stock, $0.001
      par value: 2,000,000 authorized; 2,000,000 shares
      issued and outstanding; liquidation preference of
      $50,000,000...........................................       48,115          48,115
     Class A Common Stock, $0.001 par value;
      120,000,000,authorized; 29,620,225 and 29,093,474
      shares issued and outstanding.........................      624,464         611,973
     Class B Common Stock, $0.001 par value; 500,000 shares
      authorized, 154,604 issued and outstanding; net of
      loans to shareholders of $3,676 and $4,002............         (760)         (1,086)
     Accumulated net income less distributions..............      (79,310)        (63,256)
                                                               ----------      ----------
          Total shareholders' equity........................      640,565         643,802
                                                               ----------      ----------
          Total liabilities and shareholders' equity........   $1,239,157      $1,154,269
                                                               ==========      ==========

                 See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                                               YEAR ENDED           YEAR ENDED           YEAR ENDED
                                              DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                  2000                 1999                 1998
                                            -----------------    -----------------    -----------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
  Rental..................................      $197,399             $175,045             $158,989
  Loss from other real estate
     investments..........................        (3,420)              (3,302)              (1,628)
  Property management.....................         1,888                1,411                1,893
                                                --------             --------             --------
          Total revenue...................       195,867              173,154              159,254
EXPENSES:
  Operating...............................        55,511               47,660               46,421
  Depreciation and amortization...........        40,893               36,858               33,644
  Real estates taxes......................        17,940               15,777               13,195
  General, administrative and other.......         4,911                4,193                4,578
                                                --------             --------             --------
          Total expenses..................       119,255              104,488               97,838
                                                --------             --------             --------
     Income from operations...............        76,612               68,666               61,416
OTHER INCOME (EXPENSE):
  Interest expense........................       (31,411)             (22,445)             (21,076)
  Interest and other income...............         3,825                2,826                1,431
                                                --------             --------             --------
     Other income (expense), net..........       (27,586)             (19,619)             (19,645)
  Minority interest.......................         3,606                2,724                2,963
                                                --------             --------             --------
  Income before cumulative effect of a
     change in accounting principle.......        52,632               51,771               44,734
  Cumulative effect of a change in
     accounting principle.................                             (1,098)
                                                --------             --------             --------
     Net income...........................      $ 52,632             $ 50,673             $ 44,734
                                                ========             ========             ========
Net income allocation:
  Allocable to preferred shareholders.....      $  8,750             $  8,750             $  4,690
  Allocable to common shareholders........        43,882               41,923               40,044
                                                --------             --------             --------
                                                $ 52,632             $ 50,673             $ 44,734
                                                ========             ========             ========
NET INCOME PER COMMON SHARE:
Basic net income per share:
  Income before accounting change.........      $   1.48             $   1.48             $   1.40
  Accounting change.......................                               (.04)
                                                --------             --------             --------
  Net income..............................      $   1.48             $   1.44             $   1.40
                                                ========             ========             ========
Diluted net income per share:
  Income before accounting change.........      $   1.47             $   1.48             $   1.39
  Accounting change.......................                               (.04)
                                                --------             --------             --------
  Net income..............................      $   1.47             $   1.44             $   1.39
                                                ========             ========             ========
Distributions per common share............      $   2.03             $   1.99             $   1.95
                                                ========             ========             ========

                 See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        CLASS A            CLASS B
                                PREFERRED STOCK      COMMON STOCK       COMMON STOCK       LOANS TO       ACCUMULATED
                                ----------------   -----------------   ---------------     CLASS B      NET INCOME LESS
                                SHARES   AMOUNT    SHARES    AMOUNT    SHARES   AMOUNT   SHAREHOLDERS    DISTRIBUTIONS
                                ------   -------   ------   --------   ------   ------   ------------   ---------------
                                                                    (IN THOUSANDS)
Balance, Jan. 1, 1998.........  2,000    $48,056   28,432   $595,269    155     $2,916     $(4,002)        $(31,452)
Comprehensive income:
  Net income..................                                                                               44,734
  Other comprehensive income:
    Foreign currency
      translation.............
        Total comprehensive
          income..............
Issuance of Series C Preferred
  Stock.......................  2,000     48,115
Issuance of common stock......                        390     10,215
Distributions
  Preferred...................                                                                               (4,690)
  Common......................                                                                              (55,904)
                                -----    -------   ------   --------    ---     ------     -------         --------
Balance, Dec. 31 1998.........  4,000     96,171   28,822    605,424    155     2,916       (4,002)         (47,312)
Comprehensive income:
  Net income..................                                                                               50,673
  Other comprehensive income:
    Foreign currency
      translation.............
Total comprehensive income....
Issuance of common stock......                        271      6,489
Distributions:
  Preferred...................                                                                               (8,750)
  Common......................                                                                              (57,867)
                                -----    -------   ------   --------    ---     ------     -------         --------
Balance, Dec. 31, 1999........  4,000     96,171   29,093    611,973    155     2,916       (4,002)         (63,256)
Comprehensive income:
  Net income..................                                                                               52,632
Issuance of Common stock......                        527     12,491
Payment on loan to
  shareholder.................                                                                 326
Distributions:
  Preferred...................                                                                               (8,750)
  Common......................                                                                              (59,936)
                                -----    -------   ------   --------    ---     ------     -------         --------
Balance, Dec. 31, 2000........  4,000    $96,171   29,620   $624,464    155     $2,916     $(3,676)        $(79,310)
                                =====    =======   ======   ========    ===     ======     =======         ========

                                 ACCUMULATED
                                    OTHER
                                COMPREHENSIVE
                                   INCOME        TOTAL
                                -------------   --------
                                     (IN THOUSANDS)
Balance, Jan. 1, 1998.........     $(2,095)     $608,692
Comprehensive income:
  Net income..................                    44,734
  Other comprehensive income:
    Foreign currency
      translation.............         648           648
                                                --------
        Total comprehensive
          income..............                    45,382
Issuance of Series C Preferred
  Stock.......................                    48,115
Issuance of common stock......                    10,215
Distributions
  Preferred...................                    (4,690)
  Common......................                   (55,904)
                                   -------      --------
Balance, Dec. 31 1998.........      (1,447)      651,810
Comprehensive income:
  Net income..................                    50,673
  Other comprehensive income:
    Foreign currency
      translation.............       1,447         1,447
                                                --------
Total comprehensive income....                    52,120
Issuance of common stock......                     6,489
Distributions:
  Preferred...................                    (8,750)
  Common......................                   (57,867)
                                   -------      --------
Balance, Dec. 31, 1999........          --       643,802
Comprehensive income:
  Net income..................                    52,632
Issuance of Common stock......                    12,491
Payment on loan to
  shareholder.................                       326
Distributions:
  Preferred...................                    (8,750)
  Common......................                   (59,936)
                                   -------      --------
Balance, Dec. 31, 2000........     $    --      $640,565
                                   =======      ========

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR            YEAR            YEAR
                                                                 ENDED           ENDED           ENDED
                                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999            1998
                                                              ------------    ------------    ------------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................   $  52,632       $  50,673       $  44,734
  Adjustments to reconcile earnings to net cash provided by
    operating activities:
    Cumulative change in accounting principle...............                       1,098
    Depreciation and amortization...........................      40,893          36,858          33,644
    Other...................................................                      (1,049)           (294)
    Loss from other real estate investments.................       5,932           5,747           4,092
    Minority interest in earnings from investments in other
      real estate investments...............................      (3,606)         (2,724)         (2,959)
    Changes in operating accounts:
      Restricted cash and investments.......................      (1,344)           (302)            164
      Other assets..........................................     (13,102)         (3,844)         (4,682)
      Accounts payable and other liabilities................       1,113           2,212           4,350
                                                               ---------       ---------       ---------
        Net cash provided by operating activities...........      82,518          88,669          79,049
                                                               ---------       ---------       ---------
INVESTING ACTIVITIES:
  Proceeds from sale of real estate and equipment...........                      14,421           2,000
  Purchase of other real estate investments.................      (4,908)         (8,172)         (9,498)
  Purchase of non-competition agreements and other
    amortizable assets......................................        (583)           (994)         (3,175)
  Decrease in cash and cash equivalents as a result of
    deconsolidation
    (Note B)................................................                      (1,301)
  Distributions in excess of earnings from other real estate
    investments.............................................         483             999           5,860
  Purchase of units of an affiliated partnership............      (3,807)         (1,191)
  Investment in limited partnerships........................                                     (21,181)
  Increase in loans to affiliates...........................      (2,204)         (2,041)         (5,950)
  Construction, acquisition and improvements to storage
    centers.................................................    (103,394)       (125,556)       (186,041)
                                                               ---------       ---------       ---------
        Net cash used in investing activities...............    (114,413)       (123,835)       (217,985)
                                                               ---------       ---------       ---------
FINANCING ACTIVITIES:
  Proceeds from preferred stock offering, net...............                                      48,115
  Proceeds from exercise of stock options and dividend
    reinvestment plan.......................................       3,284           6,489          10,199
  Distributions paid........................................     (68,686)        (66,617)        (60,594)
  Net proceeds from (payments on) lines of credit...........     (12,077)         20,552          37,024
  Proceeds from notes payable...............................      73,103          58,342          90,765
  Payments of financing costs...............................      (2,237)         (2,054)         (1,166)
  Proceeds from payment on loan to shareholder..............         326
  Principal payments on notes payable.......................         (21)           (222)            (26)
  Contributions by minority partners........................      37,425          22,222          17,525
  Distributions to minority partners........................      (3,203)         (1,375)           (748)
                                                               ---------       ---------       ---------
        Net cash provided by financing activities...........      27,914          37,337         141,094
        Net effect of translation on cash...................                                          68
                                                               ---------       ---------       ---------
  (Decrease) increase in cash and cash equivalents..........      (3,981)          2,171           2,226
  Cash and cash equivalents at beginning of period..........      11,645           9,474           7,248
                                                               ---------       ---------       ---------
  Cash and cash equivalents at end of period................   $   7,664       $  11,645       $   9,474
                                                               =========       =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................   $  39,789       $  31,094       $  28,102
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING INFORMATION:
  Note receivable in connection with non-compete
    Agreement...............................................                   $   1,435
  Liabilities incurred in connection with the construction
    of storage centers......................................   $   6,143       $   9,573       $  11,035
  Stock issued as additional consideration for merger.......   $   9,207       $   3,814

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation: The consolidated financial statements include the accounts of SSCI and its subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation. We consolidate the accounts of those subsidiaries or joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of assets. Additionally, we consolidate joint ventures to which we have contributed substantially all the real estate assets, subject to repurchase or put options that qualify as continuing involvement under Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate". All investments in joint ventures that do not qualify for consolidation, but in which we exercise significant influence, are accounted for under the equity method and are included in other real estate investments.

     In October 1999, a group of unaffiliated investors purchased a 42% interest in SSC Benelux & Co., SCA (Benelux SCA). As a result of this transaction, we no longer control Benelux SCA and for the years ended December 31, 2000 and 1999, our remaining 7.57% interest has been accounted for under the equity method of accounting. (See Note E).

     Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     New accounting principles: Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. We use interest rate swaps to fix a portion of our variable rate debt. We do not expect the adoption of SFAS 133 to have a significant impact on our financial position, results of operations, or cash flows.

     We implemented the AICPA Accounting Standards Executive Committee (AcSEC) Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. The initial application is reported as a cumulative effect of change in accounting principle.

     Storage centers: Storage centers are recorded at cost. Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives which range from three to 30 years.

     Other real estate investments: As of December 31, 2000, investments accounted for under the equity method included 24 joint ventures. Also, included in other real estate investments are participating mortgages, which are accounted for as loans.

     Cash equivalents: Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

     Restricted cash and investments: Restricted cash and investments consist of cash deposits and securities held in trust in connection with certain notes payable. Restricted cash deposits represent expense reserves required by lenders. Restricted securities (Note I), per the loan agreement, must be held to maturity and thus are carried at amortized cost. The related premium is amortized over the estimated remaining life of the security using the constant yield method.

     Other assets: Other assets include financing costs, non-competition agreements, and goodwill, which are presented net of accumulated amortization of $23,189,000 and $18,748,000 as of December 31, 2000 and 1999, respectively.
Financing costs are amortized on the effective interest method over the life of the related debt and the related expense is included in amortization. Non-competition agreements and goodwill are amortized over their estimated useful lives which range from three to 30 years.

     Federal income taxes: To qualify as a REIT, we must distribute annually at least 95% of our taxable income and meet certain other requirements. Additionally, as a REIT, we will not be subject to federal income taxes to the extent of distributions. We were not required to pay any federal income tax in 1998 or 1999 and we intend to make elections regarding distributions such that we will not pay federal taxes for 2000. As a result, no provision for federal income taxes has been made in our financial statements. We are subject to certain international and state income taxes as well as certain franchise taxes; however, these taxes are currently immaterial. Legislation passed in December 1999 reduces the taxable income distribution requirements for a REIT from 95% to 90% beginning January 2001.

     Revenue recognition: The majority of our customers rent under month-to-month lease agreements and revenue is recognized at the contracted rate for each month occupied. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease. Management fee revenue is recognized each month for which services are rendered; these contracts are generally cancelable by either party upon specified advance of notice. Management fees from related parties were $250,000, $293,000 and $257,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Valuation of long-lived assets: Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. At December 31, 2000, no assets had been impaired.

     Financial instruments: The carrying values reflected on the balance sheet at December 31, 2000, reasonably approximate the fair value of cash and cash equivalents, other assets, accounts payable, lines of credit, variable rate debt and other liabilities. We estimate that the fair value of loans to shareholders is $3.3 million and the fair value of participating mortgages is $14.4 million. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, we estimate the fair value of fixed rate long-term debt including swap arrangements is $339.7 million compared to a book value of $338.5 million.

     Environmental costs: Our policy is to accrue environmental assessments and/or remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. The majority of our real estate facilities have undergone independent environmental investigations and our policy is to have such investigations conducted on all new real estate acquired. Although there can be no assurance that there is not environmental contamination at our facilities, we are not aware of any such contamination at any of our facilities which individually or in aggregate would be material to our business, financial condition, or results of operations.

     Reclassification: Certain amounts in the prior year financial statements have been reclassified to conform to the current presentation.

NOTE C -- STORAGE CENTERS

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
                                                            (IN THOUSANDS)
Land...............................................   $  248,741      $  228,601
Buildings..........................................      971,028         861,192
Equipment & other..................................       39,876          34,662
                                                      ----------      ----------
                                                       1,259,645       1,124,455
Less accumulated depreciation......................     (167,877)       (133,933)
                                                      ----------      ----------
                                                       1,091,768         990,522
Construction in progress, including land of $6,930
  and $14,193, respectively........................       22,686          49,939
                                                      ----------      ----------
                                                      $1,114,454      $1,040,461
                                                      ==========      ==========

     We have entered into various construction contracts for development of new or improvements to existing storage centers. Outstanding commitments under these contracts total $51.0 million. In 2000, 1999 and 1998, we capitalized approximately $8.6 million, $9.0 million and $7.6 million, respectively, of interest related to the development of storage centers.

NOTE D -- ACQUISITIONS

     In March 1999, we purchased from an unaffiliated third party one limited partner unit in Shurgard Institutional Fund LP II, an affiliated partnership, for $1.2 million in cash. In September of 2000, we purchased the remaining 3 units for $3.8 million in cash. We currently own all of the 9.5 limited partner units and are entitled to 100% of LP distributions. We continue to own a general partnership interest in this partnership. Due to our majority interest, Shurgard Institutional Fund LP II is consolidated for financial statement purposes.

     In July 1998, we purchased eighteen limited partner units for $22.6 million in cash ($21.2 million, net of cash received). All purchases were from unaffiliated third parties. We currently own 22 of 25 units and are entitled to 88% of this partnership's limited partner distributions. As this represents a majority interest, Shurgard Institutional Fund LP has been consolidated for financial statement purposes since July 1998. We continue to own a general partnership interest in this partnership.

     We have an agreement with a California developer under which it purchases sites in southern California and constructs storage centers on them according to our specifications. Upon completion of the rent up period, the storage centers are purchased by a joint venture in which we owned 77.3% as of December 31, 2000. Prior to such purchase, we have no ownership in the properties and as such, they are not included in any discussions in our operating results. The developer's interest in the entity is based upon a predetermined formula and the fair value of the property at contribution. During 1999, the joint venture purchased one of the completed storage centers for $3.1 million, and during 2000 the joint venture purchased an additional completed storage center for $11.0 million. At December 31, 2000, we had guaranteed $22.4 million in outstanding debt for three properties related to this agreement and may guarantee additional amounts as future properties are developed.

NOTE E -- OTHER REAL ESTATE INVESTMENTS

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
                                                            (IN THOUSANDS)
Investments in participating mortgages.............    $13,071         $13,230
Investments in joint ventures......................     27,799          24,429
Investment in containerized storage business.......      8,631           9,792
                                                       -------         -------
                                                       $49,501         $47,451
                                                       =======         =======

     We have invested $13.1 million in three participating mortgage loans. All three mortgages are non-recourse to the borrower, bear interest at 8% per annum and mature in January 2005. These loans are secured by real estate, including four storage centers and office/warehouse space. Additionally, we receive contingent interest payments from the mortgaged properties equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreements. We received $422,000, $562,000 and $685,000 in the years 2000, 1999 and 1998 in connection with these agreements. We have options to purchase the properties at established prices, which are exercisable from January 2001 to January 2006.

     Pursuant to affiliation agreements with two storage operators, we have entered into 24 joint ventures in which our ownership interests range from 50% to 90%. As of December 31, 2000, we had invested a total of $25.6 million in these joint ventures. We have guaranteed $25.5 million of loans. The financial results for these projects are not consolidated in our financial statements because each affiliation agreement allows the local operator to control the daily operations of the property, and all significant investment decisions require the approval of both parties regardless of ownership percentage.

     In July 1998, we increased our participation in Benelux SCA to 13.06% from 12.5% by purchasing an additional interest from a joint venture partner for $300,000. In October 1999, a group of unaffiliated investors purchased a 42% interest in Benelux SCA for 122 million Euro ($114.5 million in U.S. dollars at December 31, 2000). As a result of this agreement, our interest decreased to 7.57%, and we no longer have effective control of Benelux SCA. The joint venture agreement requires a vote of two thirds of the Board of Managers for all major decisions; however, we continue to exercise significant influence over Benelux SCA through our control of half of the seats on the Board of Managers. The negative investment balances of $2.4 million and $1.0 million are included in other liabilities as of December 31, 2000 and 1999, respectively.

     As of December 31, 2000, we had invested $5.0 million in Shurgard Storage to Go, Inc. (STG), a containerized storage business. Our investment was offset by our portion of STG losses. As of December 31, 2000, we had committed to lend STG up to $13.4 million under unsecured five-year notes of which $12.92 million was outstanding and included in other real estate investments as of December 31, 2000. The outstanding principal balances bear interest at the 12 month London Interbank Offer Rate (LIBOR) plus 375 basis points per annum, and are due from July 15, 2002 to January 28, 2005. Additionally, we have currently guaranteed $8.7 million in lease obligations. At December 31, 2000, we owned 95.5% of the nonvoting stock in this start-up venture which is not a qualified REIT subsidiary and is subject to corporate level tax. In order to comply with the changes in REIT rules, we plan to recapitalize STG by converting substantially all of our existing loan to STG into equity and acquiring all or substantially all of the voting stock of STG.

NOTE F -- LINES OF CREDIT

     We have an unsecured domestic line of credit to borrow up to $200 million at a spread over LIBOR, maturing September 30, 2001, with the option to extend until September 2002. The amount available and the spread vary based on the terms of the agreement; as of December 31, 2000, the current available amount was $200 million, of which approximately $90 million was outstanding. At December 31, 2000, the weighted average interest rate was 7.87%. Covenants on this line of credit restrict our dividends to no more than 95% of funds from operations and require us to maintain certain financial ratios.

NOTE G -- NOTES PAYABLE

                                                       DECEMBER 31,   DECEMBER 31,
                                                           2000           1999
                                                       ------------   ------------
                                                             (IN THOUSANDS)
Note payable to financial services company...........    $122,580       $122,580
Senior notes payable.................................     100,000        100,000
Mortgage notes payable...............................     182,849        109,767
                                                         --------       --------
                                                         $405,429       $332,347
                                                         ========       ========

     The $122.6 million non-recourse note payable to a financial services company requires monthly payments of interest only at 8.28% until it matures June 2001 and is secured by 86 properties. As required by the loan agreement, we deposit cash in restricted accounts to fund certain expenses including real estate taxes and insurance. Subsequent to the establishment of this note, we have removed three properties from the assets securing this note, and, as part of the defeasance, were required to place US treasury notes costing $3.8 million into a trust account. These treasury notes mature in June 2001 and carry an effective interest rate of 5.6%.

     In April 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25th and October 25th.

     At December 31, 2000, there are six mortgage notes payable. Shurgard/Fremont Partners I (SFPI), a consolidated partnership, formed on April 28, 1998, has a non-recourse credit facility from a group of commercial banks. As of December 31, 2000, $45.0 million was outstanding on this note. The note matures May 2001, is secured by the 15 properties owned by SFPI, and requires monthly payments of interest only at 200 basis points above LIBOR. We have swap agreements in effect for each borrowing which fix the weighted average interest rate at 7.57% until May 2001 for the balances outstanding as of December 31, 2000. This note was paid off on January 30, 2001 (See NOTE P).

     Shurgard/Fremont Partners II (SFPII), a consolidated partnership formed on March 17, 1999, has a non-recourse credit facility from a group of commercial banks to borrow up to $64.7 million of which $62.2 million was outstanding as of December 31, 2000. The note matures March 2002, is secured by the 16 properties owned by SFPII, and requires monthly payments of interest only at 225 basis points above LIBOR. We have swap agreements in effect for each borrowing which fix the weighted average interest rate at 8.48% until March 2002 for the balances outstanding as of December 31, 2000.

     Shurgard/K&S I, LLC, a consolidated entity, formed on October 15, 1999, has a non-recourse credit facility from a commercial bank of $6.5 million. The note matures October 2001, is secured by the property owned by Shurgard/K&S I, LLC, and requires monthly payments of interest only at 320 basis points above LIBOR. As of December 31, 2000, the interest rate was 9.94%.

     CCP/Shurgard Venture, LLC (CCP/Shurgard), a consolidated entity formed on May 15, 2000, in which we own a 20% interest, has a non-recourse credit facility to borrow up to $67.7 million of which $60.4 million was outstanding as of December 31, 2000. The note matures December 31, 2003, is secured by the 21 properties owned by CCP/Shurgard and requires monthly payments of interest only at 275 basis points above LIBOR. We have an interest rate cap in effect for the borrowing which limits the interest rate to 7.50% plus the spread on the LIBOR indexed floating rate.

     The remaining two mortgage notes are secured by a deed of trust on two storage centers. The first is a recourse mortgage due in monthly installments of $13,441, including principal and interest at 10.25%, and matures April 2001. The second is a non-recourse participating mortgage for $7.3 million requiring fixed monthly payments of interest only at 8% plus quarterly payments of 90% of excess cash flow, as defined in the agreement. This mortgage also requires payment of 90% of the storage center's appreciation upon maturity, January 2004.

     The maturities of principal on debt over the next five fiscal years are approximately $175.4 million in 2001; $62.6 million in 2002; $60.4 million in 2003; $57 million in 2004; $50 million in 2007. Each of these notes contains covenants which require us to submit financial information and maintain certain financial ratios. The book value of storage centers securing our notes payable is $462.5 million.

NOTE H -- LEASE OBLIGATIONS

     We lease certain parcels of land and buildings under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

2001.......................................................  $ 1,321
2002.......................................................    1,350
2003.......................................................    1,394
2004.......................................................    1,415
2005.......................................................    1,426
Thereafter.................................................   30,242
                                                             -------
                                                             $37,148
                                                             =======

     Expense under these leases was approximately $1,157,000, $690,000 and $600,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE I -- SHAREHOLDERS' EQUITY

     In addition to the rights, privileges and powers of Class A Common Stock, Class B common stockholders received loans from SSCI to fund certain obligations to the 17 partnerships which comprise our predecessor. The loans are due between 2000 and 2003 and are secured by the Class B Common Stock. Class B Common Stock is convertible to Class A Common Stock at a one-to-one ratio as the loans are repaid. During 2000, $326,000 was paid on these notes and 76,529 Class B shares are currently convertible to Class A shares. Substantially all these notes are non-interest bearing.

     SSCI has 40 million shares of preferred stock authorized, of which 2.8 million shares have been designated as Series A Junior Participating Preferred Stock, (none are issued and outstanding at December 31, 2000); 2.3 million shares have been designated as Series B Cumulative Redeemable Preferred Stock (2 million of which are issued and outstanding at December 31, 2000, as discussed below) and 2 million shares have been designated as Series C Cumulative Redeemable preferred stock (2 million of which are issued and outstanding at December 31, 2000, as discussed below). The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series, and the designation thereof.

     Series B Cumulative Redeemable Preferred Stock require quarterly distribution payments totaling 8.8% per year and are callable at our option after five years, at a redemption price of $25 per share. In December 1998, we raised net proceeds after offering costs of $48.1 million through the sale of 2 million shares of Series C Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distribution payments totaling 8.7% per year and are callable at our option after five years, at a redemption price of $25 per share.

     On March 24, 1995, SSCI acquired Shurgard Incorporated (the Management Company) through a merger. Under the Management Company Merger Agreement, we were contingently obligated to issue additional shares as consideration for certain partnership interests held by the Management Company, which were not valued at the time of the merger. On February 4, 1999, we issued 145,286 Class A common shares for $3.8 million related to this obligation. On June 5, 2000, we issued the final 387,933 Class A common shares due under this obligation for $9.2 million.

NOTE J -- STOCK COMPENSATION AND BENEFIT PLANS

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

     The 1995 Long-Term Incentive Compensation Plan (the 1995 Plan) provided for the granting of options for up to 2% of the adjusted average shares of our Class A Common Stock outstanding during the preceding calendar year, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 1995 Plan required mandatory acceleration of vesting in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of SSCI, except where such awards were assumed or replaced in the transaction. The 1995 Plan permitted the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by tax legislation. The 1995 Plan allowed for grants to consultants and agents, as well as our officers and key employees. The plan expired in July 2000.

     The 2000 Long-Term Incentive Compensation Plan (the 2000 Plan) provides for the granting of options for up to 1.4 million shares of our Class A Common Stock, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 2000 Plan requires mandatory acceleration of vesting in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of SSCI, except where such awards are assumed or replaced in the transaction. The 2000 Plan permits the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by tax legislation. The 2000 Plan allows for grants to consultants and agents, as well as our officers and key employees. In December 2000, we granted 39,525 shares of restricted Class A common stock to officers and key employees. The shares granted entitle the grantee to all shareholder rights: however, the shares will vest ratably over 5 years. If a grantee's employment is terminated prior to the end of the five year period, the unvested shares will be forfeited.

     In 1993, we also established the Stock Option Plan for Nonemployee Directors (the Directors Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. This plan was amended during 1995 and provided current outside directors with 6,000 shares each in 1995 and 3,000 shares each annually thereafter. Such options vest upon continued service until our next annual meeting. In 1998 the Director's Plan was amended and restated to provide for discretionary grants. The total number of shares reserved under the Plan did not change and remains at 200,000. The exercise price for options granted under the Directors Plan is equal to fair market value at date of grant. As of December 31, 2000, 78,920 of these options were outstanding.

     We have an employee incentive savings and stock ownership plan, in which substantially all employees are eligible to participate. Each year, employees may contribute an amount up to 15% of their annual compensation not to exceed the maximum allowable by law. We match a portion of employee contributions and may make annual discretionary contributions to purchase company stock. Our expense for contributions to this plan was approximately, $809,000, $989,000, and $921,000 for 2000, 1999, and 1998, respectively. We do not offer post-employment or post-retirement benefits.

     In 1996, we established an Employee Stock Purchase Plan under which employees can elect to purchase SSCI stock through regular periodic payroll deductions without paying broker commissions. This plan provides for potential price discounts of up to 15%. Effective January 2000, a 10% discount was offered to employees under this plan.

     The weighted average remaining contractual life of options outstanding at December 31, 2000 was 8.5 years and option prices ranged from $18.90 to $29.00 per share. The following table summarizes the outstanding and exercisable options under all of our plans:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------    --------------
Outstanding, January 1, 1998................................    479,932        $25.82
  Granted...................................................    417,500         28.98
  Forfeited.................................................    (53,227)        23.53
  Exercised.................................................    (18,639)        27.50
                                                              ---------
Outstanding, December 31, 1998..............................    825,566         27.36
  Granted...................................................  1,582,270         23.14
  Forfeited.................................................   (150,685)        23.96
  Exercised.................................................     (9,575)        26.54
                                                              ---------
Outstanding, December 31, 1999..............................  2,247,576         24.46
  Granted...................................................  1,164,500         23.15
  Forfeited.................................................   (385,583)        24.40
  Exercised.................................................    (36,854)        23.01
                                                              ---------
Outstanding, December 31, 2000..............................  2,989,639         23.98
                                                              =========
Exercisable, December 31, 1998..............................    231,278         25.57
                                                              =========
Exercisable, December 31, 1999..............................    471,051         26.67
                                                              =========
Exercisable, December 31, 2000..............................    999,709         25.34
                                                              =========

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                        NUMBER OF OPTIONS   WEIGHTED AVERAGE        NUMBER OF
                                           OUTSTANDING         REMAINING       OPTIONS EXERCISABLE
       RANGE OF EXERCISE PRICES         DECEMBER 31, 2000   CONTRACTUAL LIFE    DECEMBER 31, 2000
       ------------------------         -----------------   ----------------   -------------------
$18.90 to $18.90......................          6,000          3.3 years               6,000
$20.75 to $23.88......................        108,200          4.3 years             108,200
$25.50 to $27.00......................         32,513          5.0 years              32,513
$28.25 to $28.25......................        164,858          6.0 years             164,858
$27.88 to $29.00......................        306,979          7.0 years             228,559
$21.63 to $27.56......................      1,210,339          8.8 years             457,912
$22.63 to $23.94......................      1,160,750          9.8 years               1,667
                                            ---------                                -------
                                            2,989,639                                999,709
                                            =========                                =======

     During 1999, 8,696 shares were issued related to performance awards granted in 1996, which were contingent on meeting performance objectives over a three year period.

     In January 2001, we granted 76,000 options at an average of $24.85 per share which represented the market price at the time of the grants. Of these options, 26,000 were granted to employees and vest ratably over three years, and 50,000 were granted to directors which vest upon continued service at the following year's annual meeting.

     During 1999, a bonus plan was established under which employees will share a one time bonus payment of $50 million. The bonus is an all or nothing bonus, and is earned upon achievement of the equivalent of $5.00 funds from operations (FFO, as defined by National Association of Real Estate Investment Trusts) per share annually. The $5.00 FFO threshold is measured by annualizing any single quarter FFO; i.e., a fiscal quarter FFO of $1.25 is equivalent to $5.00 FFO annually. This goal must be achieved by December 31, 2003, or no bonus will be paid. The bonus is payable to all employees based on length of service and position within the company and is subject to adjustment by the Board for unplanned expansion of existing business or new business ventures.

     We have adopted the disclosure only provisions of the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." No compensation cost has been recognized for the stock option plans. Had compensation cost for options granted under our two stock option plans been determined based on the fair value at the grant date for awards in 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Net income:
  As reported.........................................  $52,632    $50,673    $44,734
  Pro forma...........................................   51,154     49,642     44,132
Dilutive net income per share:
  As reported.........................................     1.47       1.44       1.39
  Pro forma...........................................     1.42       1.40       1.37
Weighted average fair value of options granted........     2.54       2.38       2.90

     The fair value of options granted under our stock option plans during 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 8.81%, 8.64% and 6.76%, expected volatility of 28%, 22% and 21%, risk free interest rate of 5.12%, 6.39% and 4.64%, and expected life of 6.5, 6.5 and 6.5 years, respectively.

NOTE K -- SHAREHOLDER RIGHTS PLAN

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

NOTE L -- NET INCOME PER SHARE

     The following summarizes the computation of basic and diluted net income per share:

                                                                           WEIGHTED
                                                                           AVERAGE     NET INCOME
                                                             NET INCOME     SHARES     PER SHARE
                                                             ----------    --------    ----------
                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
FOR THE YEAR ENDED DECEMBER 31, 1998
Net income.................................................   $44,734
Less: Preferred dividends..................................    (4,690)
                                                              -------
Basic net income...........................................    40,044       28,693       $1.40
Effect of dilutive stock options...........................                     31        (.01)
                                                              -------       ------       -----
Diluted net income.........................................   $40,044       28,724       $1.39
                                                              =======       ======       =====
FOR THE YEAR ENDED DECEMBER 31, 1999
Net income.................................................   $50,673
Less: Preferred dividends..................................    (8,750)
                                                              -------
Basic net income...........................................    41,923       29,087       $1.44
Effect of dilutive stock options...........................                     43
                                                              -------       ------       -----
Diluted net income.........................................   $41,923       29,130       $1.44
                                                              =======       ======       =====
FOR THE YEAR ENDED DECEMBER 31, 2000
Net income.................................................   $52,632
Less: Preferred dividends..................................    (8,750)
                                                              -------
Basic net income...........................................    43,882       29,561       $1.48
Effect of dilutive stock options...........................                    200        (.01)
                                                              -------       ------       -----
Diluted net income.........................................   $43,882       29,761       $1.47
                                                              =======       ======       =====

NOTE M -- SEGMENT REPORTING

     SSCI currently has two reportable segments: Same and New Stores. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. Additionally, prior to 1999, we consolidated the European operations and reported a third segment: European Stores. Disposed stores represents properties sold during the year.

     These reportable segments allow us to focus on improving results from our existing domestic real estate assets and renting up our new domestic facilities. We evaluate each segment's performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. NOI is defined as rental revenue less direct operating expenses and real estate taxes, but does not include any allocation of indirect operating expense. Indirect and leasehold expense includes land or building lease expense and certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources, and accounting. Indirect operating expense is allocated to stores based on number of months in operation during the period and does not include internal real estate acquisition costs or abandoned development expense.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers. SSCI does not allocate development and acquisition expense, depreciation and amortization, general, administrative and other, interest expense, interest and other income (net) and minority interest to the segments.

     Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following tables illustrates the results using the 2000 Same Store and New Store base for reportable segments as of and for the years ended December 31, 2000 and 1999. Same stores includes all stores acquired prior to January 1, 1999, and domestic developments opened prior to January 1, 1998. New stores represents all stores acquired after January 1, 1999, and domestic developments opened after January 1, 1998:

                                                SAME STORES    NEW STORES    DISPOSED      TOTAL
                                                -----------    ----------    --------    ----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Rental revenue................................   $183,726       $ 27,076      $   --     $  210,802
Less unconsolidated joint ventures............    (10,309)        (3,094)                   (13,403)
                                                 --------       --------      ------     ----------
Consolidated revenue..........................    173,417         23,982                    197,399
Direct operating and real estate tax
  expense.....................................     52,924         10,615                     63,539
Less unconsolidated joint ventures............     (3,105)        (1,925)                    (5,030)
                                                 --------       --------      ------     ----------
Consolidated direct operating and real estate
  tax expense.................................     49,819          8,690                     58,509
                                                 --------       --------      ------     ----------
Consolidated NOI..............................    123,598         15,292          --        138,890
Indirect and leasehold expense................     11,609          3,143                     14,752
Less unconsolidated joint ventures............       (459)          (277)                      (736)
Consolidated indirect and leasehold expense...     11,150          2,866                     14,016
                                                 --------       --------      ------     ----------
Consolidated NOI after indirect and leasehold
  expense.....................................   $112,448       $ 12,426      $   --     $  124,874
                                                 ========       ========      ======     ==========
          Total Assets........................   $781,065       $352,549                 $1,133,614
                                                 ========       ========                 ==========
YEAR ENDED DECEMBER 31, 1999
Rental revenue................................   $172,112       $ 11,731      $2,121     $  185,964
Less unconsolidated joint ventures............     (9,686)        (1,233)                   (10,919)
                                                 --------       --------      ------     ----------
Consolidated revenue..........................    162,426         10,498       2,121        175,045
Direct operating and real estate tax
  expense.....................................     49,506          5,740         801         56,047
Less unconsolidated joint ventures............     (2,960)          (770)                    (3,730)
                                                 --------       --------      ------     ----------
Consolidated direct operating and real estate
  tax expenses................................     46,546          4,970         801         52,317
                                                 --------       --------      ------     ----------
Consolidated NOI..............................    115,880          5,528       1,320        122,728
Indirect and leasehold expense................     10,045          1,112                     11,157
Less unconsolidated joint ventures............       (418)           (80)                      (498)
                                                 --------       --------      ------     ----------
Consolidated indirect and leasehold expense...      9,627          1,032                     10,659
                                                 ========       ========      ======     ==========
Consolidated NOI after indirect and leasehold
  expense.....................................   $106,253       $  4,496      $1,320     $  112,069
                                                 ========       ========      ======     ==========
          Total Assets........................   $803,119       $233,480                 $1,036,599
                                                 ========       ========                 ==========

     The following table illustrates the results using the 1999 Same Store, New Store and European store base for reportable segments as of and for the years ended December 31, 1999 and 1998. Same stores includes all stores acquired prior to January 1, 1998, and all domestic developments opened prior to January 1, 1997. New stores represents all stores acquired after January 1, 1998 and domestic developments opened after January 1, 1997:

                                                                        EUROPEAN
                                             SAME STORES   NEW STORES    STORES    DISPOSED     TOTAL
                                             -----------   ----------   --------   --------   ----------
                                                                   (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Rental revenue.............................   $166,291      $ 17,833    $    --     $1,840    $  185,964
Less unconsolidated joint ventures.........     (7,619)       (3,300)                            (10,919)
                                              --------      --------    -------     ------    ----------
Consolidated revenue.......................    158,672        14,533                 1,840       175,045
Direct operating and real estate tax
  expense..................................     47,472         7,878                   697        56,047
Less unconsolidated joint ventures.........     (2,076)       (1,654)                             (3,730)
                                              --------      --------    -------     ------    ----------
Consolidated direct operating and real
  estate tax expenses......................     45,396         6,224                   697        52,317
                                              --------      --------    -------     ------    ----------
Consolidated NOI...........................   $113,276      $  8,309    $    --     $1,143    $  122,728
                                              ========      ========    =======     ======    ==========
Indirect and leasehold expense.............      9,272         1,885                              11,157
Less unconsolidated ventures...............       (282)         (216)                               (498)
Consolidated indirect and leasehold
  expense..................................      8,990         1,669                              10,659
                                              --------      --------    -------     ------    ----------
Consolidated NOI after indirect and
  leasehold expense........................   $104,286      $  6,640    $    --     $1,143    $  112,069
                                              ========      ========    =======     ======    ==========
          Total Assets.....................   $755,447      $281,152                          $1,036,599
                                              ========      ========                          ==========
YEAR ENDED DECEMBER 31, 1998
Rental revenue.............................   $159,451      $  6,106    $ 4,243     $2,160    $  171,960
Less unconsolidated joint ventures.........     (9,507)       (3,464)                            (12,971)
                                              --------      --------    -------     ------    ----------
Consolidated revenue.......................    149,944         2,642      4,243      2,160       158,989
Direct operating and real estate tax
  expenses.................................     46,394         2,896      2,545        963        52,798
Less unconsolidated joint ventures.........     (2,772)       (1,642)                             (4,414)
                                              --------      --------    -------     ------    ----------
Consolidated direct operating and real
  estate tax expenses......................     43,622         1,254      2,545        963        48,384
                                              --------      --------    -------     ------    ----------
Consolidated NOI...........................    106,322         1,388      1,698      1,197       110,605
Indirect and leasehold expense.............     10,019           962        720                   11,701
Less unconsolidated joint ventures.........       (437)         (408)                               (845)
Consolidated indirect and leasehold
  expense..................................      9,582           554        720                   10,856
                                              --------      --------    -------     ------    ----------
Consolidated NOI after indirect and
  leasehold expense........................   $ 96,740      $    834    $   978     $1,197    $   99,749
                                              ========      ========    =======     ======    ==========
          Total Assets.....................   $784,549      $164,082    $90,664               $1,039,295
                                              ========      ========    =======               ==========

     The following table reconciles the reportable segments' revenue per the table above to consolidated total revenue for the years ended December 31, 2000, 1999 and 1998:

                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Consolidated rental revenue........................  $197,399    $175,045    $158,989
Loss from other real estate investments............    (3,420)     (3,302)     (1,628)
Property management revenue........................     1,888       1,411       1,893
                                                     --------    --------    --------
          Total revenue............................  $195,867    $173,154    $159,254
                                                     ========    ========    ========

     The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the years ending December 31, 2000, 1999, and 1998:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Consolidated direct operating and real estate tax
  expense.............................................  $58,509    $52,317    $48,384
Consolidated indirect operating and leasehold
  expense.............................................   14,016     10,659     10,856
Development and acquisition expense...................      926        461        376
                                                        -------    -------    -------
Consolidated operating and real estate tax expense....  $73,451    $63,437    $59,616
                                                        =======    =======    =======

     The following table reconciles the reportable segments' NOI per the table above to consolidated net income for the years ending December 31, 2000, 1999 and 1998:

                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Consolidated NOI after indirect and leasehold
  expense..........................................  $124,874    $112,069    $ 99,749
Loss from other real estate investments............    (3,420)     (3,302)     (1,628)
Property management revenue........................     1,888       1,411       1,893
Development and acquisition expense................      (926)       (461)       (376)
Depreciation/amortization..........................   (40,893)    (36,858)    (33,644)
Interest expense...................................   (31,411)    (22,445)    (21,076)
General and Administrative.........................    (4,911)     (4,193)     (4,578)
Interest and other income..........................     3,825       2,826       1,431
Minority interest..................................     3,606       2,724       2,963
Change in accounting principle.....................                (1,098)
                                                     --------    --------    --------
Net income.........................................  $ 52,632    $ 50,673    $ 44,734
                                                     ========    ========    ========

     The following table reconciles the reportable segments' assets to consolidated assets as of December 31, 2000, 1999 and 1998:

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Segment assets.................................  $1,133,614    $1,036,599    $1,039,295
Unconsolidated joint ventures..................     (88,167)      (70,771)      (51,605)
Corporate assets...............................     193,710       188,441       166,217
                                                 ----------    ----------    ----------
Consolidated assets............................  $1,239,157    $1,154,269    $1,153,907
                                                 ==========    ==========    ==========

NOTE N -- SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                 2000         2000          2000             2000
                                               ---------    --------    -------------    ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue......................................   $44,259     $48,682        $51,719         $51,207
Income from operations.......................    16,086      18,990         21,464          20,072
Net income...................................    11,299      13,313         14,787          13,233
Net income per common share
  Basic......................................      0.31        0.38           0.42            0.37
  Diluted....................................      0.31        0.38           0.42            0.37

                                                                     THREE MONTHS ENDED
                                                     ---------------------------------------------------
                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       1999        1999         1999            1999
                                                     ---------   --------   -------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue............................................   $40,016    $42,843       $45,272        $45,023
Income from operations.............................    14,966     17,484        18,795         17,421
Net income.........................................     9,798     13,142        14,018         13,715
Net income per common share
  Basic............................................      0.26       0.38          0.41           0.39
  Diluted..........................................      0.26       0.38          0.41           0.39

NOTE O -- CONTINGENT LIABILITIES AND COMMITMENTS

     As a general partner, we are contingently liable for $135 million of an unconsolidated joint venture's debt.

     Under the terms of the SFPII agreements we are committed to make an option payment of approximately $14 million. If we choose to exercise the option to purchase SFP II properties or our partner's interest, the option payment will be applied toward the purchase price of the properties.

NOTE P -- SUBSEQUENT EVENTS

     On January 30, 2001, we purchased the remaining 90% interest in SFPI for $27.7 million. As a result of the purchase, the partnership is now wholly owned by Shurgard. Concurrent with the closing, we repaid the partnership's outstanding mortgage financing of approximately $45.0 million.

     In February 2001, we issued $200 million in senior unsecured notes (approximately $198.4 million in net proceeds) which are ten year notes bearing interest at 7.75% and are due 2011. The notes require semi-annual interest payments due February 22 and August 22. Additionally, in February 2001, we raised $86.25 million (approximately $83.4 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. A portion of these proceeds were used to repay balances outstanding under our line of credit.

     In February 2001, we expanded our revolving credit facility from $200 to $360 million. This amended facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants and guarantees under certain tax retention operating leases.

     In February 2001, we executed an agreement to enter into up to $250 million worth of tax retention operating leases. We anticipate that this arrangement will fund most of our development pipeline for the next two years. Under the related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. The purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the landlord at a combined rate of approximately 150 basis points over LIBOR.

     In February 2001, we committed to lend an additional $500,000 to STG.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Shurgard Storage Centers, Inc.
Seattle, Washington

     We have audited the accompanying consolidated balance sheets of Shurgard Storage Centers, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ DELOITTE & TOUCHE LLP
                                          Deloitte & Touche LLP

Seattle, Washington
February 8, 2001
(February 28, 2001 as to Note P)

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Registrant's executive officers called for by
Part III Item 10 is set forth in Item I of Part I herein under the caption "Executive Officers of the Registrant." Information regarding directors of the Company and Section 16 reporting is set forth in our proxy statement for the annual meeting of shareholders to be held May 8, 2001, and is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth in our proxy statement for the annual meeting of shareholders to be held May 8, 2001, and is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth in our proxy statement for the annual meeting of shareholders to be held May 8, 2001, and is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is set forth in our proxy statement for the annual meeting of shareholders to be held May 8, 2001, and is incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. Financial Statements

                                                               PAGE
                                                                NO.
                                                              -------
Consolidated Balance Sheets at December 31, 2000 and 1999...      45
For the years ended December 31, 2000, 1999 and 1998:
  Consolidated Statements of Income.........................      46
  Consolidated Statements of Shareholders' Equity...........      47
  Consolidated Statements of Cash Flows.....................      48
  Notes to Consolidated Financial Statements................   49-62
  Independent Auditors' Report..............................      63

        2. Financial Statement Schedules

     All schedules have been omitted because either they are not applicable or the required information is shown in the financial statements.

        3. Exhibits

      3.1   Articles of Incorporation of the Registrant(1)
      3.2   Designation of Rights and Preferences of Series A Junior
            Participating Preferred Stock (Exhibit 3.2)(2)
      3.3   Designation of Rights and Preferences of 8.8% Series B
            Cumulative Redeemable Preferred Stock (Exhibit 3.3)(2)
      3.4   Restated Bylaws of the Registrant (Exhibit 3.4)(2)
      3.5   Designation of Rights and Preferences of 8.7% Series C
            Cumulative Redeemable Preferred Stock (Exhibit 3)(3)
      4.1   Rights Agreement between the Registrant and Gemisys
            Corporation dated as of March 17, 1994 (Exhibit 2.1)(4)
      4.2 First Amendment to Rights Agreement between the Registrant and Gemisys Corporation dated May 13, 1997 (Exhibit 4.2)(5)
      4.3 Indenture between the Registrant and LaSalle National Bank, as Trustee, dated April 25, 1997, (Exhibit 10.4)(6)
      4.4   Supplemental Indenture dated July 11, 1997
      4.5   Form of 7 1/2% Notes due 2001 (Exhibit 4.1)(7)
      4.6   Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(7)
     10.1   Amended and Restated Loan Agreement between Nomura Asset
            Capital Corp., as Lender, and SSC Property Holdings, Inc., as Borrower, dated as of June 8, 1994 (Exhibit 10.4)(8)
     10.2   Amended and Restated Collection Account and Servicing
            Agreement among SSC Property Holdings, Inc., Pacific Mutual
            Life Insurance Company, LaSalle National Bank and Nomura
            Asset Capital Corp. dated as of June 8, 1994 (Exhibit
            10.5)(8)
     10.3   Amended and Restated Loan Agreement among Shurgard Storage
            Centers, Inc., Seattle-First National Bank, KeyBank of
            Washington, U.S. Bank of Washington and LaSalle National
            Bank dated September 9, 1996 (Exhibit 99.40)(9)
     10.4 First Amendment to Amended and Restated Loan Agreement dated as of November 14, 1996 (Exhibit 10.8)(5)
     10.5 Second Amendment to Amended and Restated Loan Agreement dated as of March 12, 1997 (Exhibit 10.10)(10)
     10.6 Third Amendment to Amended and Restated Loan Agreement dated as of July 27, 1997 (Exhibit 10.6)(11)
     10.7 Fourth Amendment to Amended and Restated Loan Agreement dated as of January 30, 1998 (Exhibit 10.7)(11)
     10.8 Fifth Amendment to Amended and Restated Loan Agreement dated as of May 1, 1998 ((Exhibit 10.1)(12)
     10.9 Sixth Amendment to Amended and Restated Loan Agreement dated as of October 27, 1998 (Exhibit 10.1)(13)
     10.10 Agreement and Plan of Merger between the Registrant and Shurgard Incorporated dated as of December 19, 1994 (Exhibit
            10.7)(14)
    *10.11  Amended and Restated 1993 Stock Option Plan (Exhibit
            10.7)(11)
    *10.12  Amended and Restated Stock Incentive Plan for Nonemployee
            Directors (Exhibit 10.7)(15)
    *10.13  1995 Long-Term Incentive Compensation Plan(16)
    *10.14 Form of Business Combination Agreement, together with schedule of actual agreements

     10.15  Partnership Agreement, dated April 28, 1998, between
            Shurgard Development I, Inc. and Fremont Storage Partners I,
            L.P. forming Shurgard/Fremont Partners I (Exhibit 1.1)(17)
     10.16 Seventh Amendment to Amended and Restated Loan Agreement dated as of April 28, 1999 (Exhibit 10.3)(18)
     10.17  Partnership Agreement, dated March 17, 1999, between
            Shurgard Development II, Inc. and Fremont Storage Partners
            II, L.L.C, forming Shurgard/Fremont Partners II (Exhibit
            10.1)(18)
     10.18  First Amendment to Partnership Agreement between Shurgard
            Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II as of April 27, 1999.
            (Exhibit 10.2)(18)
     10.19  Second Amended and Restated Loan Agreement among Shurgard
            Storage Centers, Inc., Bank of America, N.A., Key Bank
            National Association, U.S. Bank National Association, and
            LaSalle Bank National Association, dated September 30, 1999.
            (Exhibit 10.1)(19)
     10.20 First Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of
            America, N.A., Key Bank National Association, U.S. Bank
            National Association, and LaSalle Bank National Association, dated September 30, 1999(20)
     10.21 Second Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of
            America, N.A., Key Bank National Association, U.S. Bank
            National Association, LaSalle Bank National Association, The
            Bank of Novia Scotia, and Bank One, dated December 16,
            1999(20)
     10.22  Separation Agreement and Mutual General Release among
            Shurgard Storage Centers, Inc. and Michael and Tina Rowe, dated January 26, 2000(20)
     10.23  Third Amendment to the Second Amended and Restated Loan
            Agreement among Shurgard Storage Centers, Inc., Bank of
            America, N.A., Key Bank National Association, U.S. Bank
            National Association, LaSalle Bank National Association, The
            Bank of Nova Scotia and Bank One, N.A., dated March 31,
            2000(21)
     10.24  Service Agreement between Shurgard Storage Centers, Inc.,
            David K. Grant, and SSC Benelux & Co., SCA dated June 7,
            2000(22)
     10.25  Limited Liability Company Agreement between Shurgard
            Development IV, Inc. and Chase Capital Partners Real Estate
            Storage, LLC forming CCP/Shurgard Venture, LLC, dated May
            12, 2000(22)
     10.26 Form of Business Combination Agreement dated July 27, 2000, together with schedule of actual agreements(23)
     10.27  2000 Long-Term Incentive Compensation Plan
     10.28  Agency Agreement between Shurgard Storage Centers, Inc. and
            First Security Bank, N. A., dated February 26, 2001
     10.29  Credit Agreement among Shurgard Storage Centers, Inc., First
            Security Bank, N.A. and Bank of America, N.A., dated
            February 26, 2001
     10.30  Lease Agreement between First Security Bank, N.A. and
            Shurgard Storage Centers, Inc., dated February 26, 2001
     10.31  Security Agreement between Shurgard Storage Centers, Inc.,
            First Security Bank, N.A. and Bank of America, N.A., dated
            February 26, 2001
     10.32  Participation Agreement among Shurgard Storage Centers,
            Inc., Shurgard Evergreen, L.P., Shurgard Texas, L.P.,
            Shurgard Institutional Fund, L.P. II, SSC Evergreen, Inc.,
            First Security Bank, N.A., Bank of America, N.A., Bank
            Hapoalim B.M., The Bank of Nova Scotia, Bank One, N.A.,
            Commerzbank, AG, New York and Grand Cayman Branches,
            Keybank, N.A., Suntrust Bank, U.S. Bank, N.A., Washington
            Mutual Bank, Fleet National Bank, and LaSalle Bank, N.A., dated February 26, 2001

     10.33  Trust Agreement among Shurgard Storage Centers, Inc., First
            Security Bank, N.A., Bank of America, N.A., Bank Hapoalim,
            B.M., Bank of Nova Scotia, Commerzbank, AG, New York and
            Grand Cayman Branches, Keybank, N.A., Suntrust Bank, U.S.
            Bank, N.A., Washington Mutual Bank, Fleet National Bank, and
            LaSalle Bank, N.A., dated February 26, 2001
     10.34  Amended and Restated Limited Liability Company Agreement of
            CCP/Shurgard Venture, LLC, between Shurgard Development IV,
            Inc. and CCPRE-Storage, LLC, dated December 26, 2000.
     10.35  Loan Agreement between CCP/Shurgard Venture, LLC and General
            Electric Capital Corporation, dated December 28, 2000.
     10.36  Contribution Agreement between Shurgard Development IV,
            Inc., Shurgard Storage Centers, Inc., Shurgard Texas L.P.,
            SSC Evergreen, CCPRE-Storage, LLC, and CCP/Shurgard Venture,
            LLC, dated December 28, 2000.
     10.37  Third Amended and Restated Loan Agreement among Shurgard
            Storage Centers, Inc., and Bank of America, N.A., Bank One,
            N.A. Commerzbank AG, New York and Grand Cayman Branches and
            U.S. Bank, N.A. dated February 26, 2001.
     12.1   Statement Re: computation of Earnings to Fixed Charges
     21.1   Subsidiaries of the Registrant
     23.1   Consent of Deloitte & Touche LLP

---------------
 (1) Incorporated by reference to Exhibit B contained in the Definitive Additional Proxy Materials on Form DEF14A filed on April 29, 1997.

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

(14) Incorporated by reference to Appendix I filed as part of the Registrant's definitive Proxy Statement/ Prospectus dated February 15, 1995.

(15) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-K filed on March 31, 1995.

(16) Incorporated by reference to Appendix B filed as part of the Registrant's definitive Proxy Statement dated June 8, 1995.

(17) Incorporated by reference to designated exhibit filed with the Registrant's Current Reports on Form 8-K dated May 29, 1998.

(18) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended March 31, 1999.

(19) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended September 30, 1999.

(20) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-K filed March 14, 2000.

(21) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended March 31, 2000.

(22) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended June 30, 2000.

(23) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000.

  *  Management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K

     On December 26, 2000, we filed Form 8-K which announced that the Company exercised its option to purchase the partnership interest of Fremont Storage Partners I, L.P. in Shurgard/Fremont Partners I.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 5th day of March 2001.

                                          SHURGARD STORAGE CENTERS, INC.

                                          By:       /s/ HARRELL BECK
                                            ------------------------------------
                                                        Harrell Beck
                                                   Senior Vice President
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 5th day of March 2001.

                      SIGNATURE                                              TITLE
                      ---------                                              -----
                /s/ CHARLES K. BARBO                       Chairman of the Board, President and Chief
-----------------------------------------------------        Executive Officer (Principal Executive
                  Charles K. Barbo                         Officer) Senior Vice President, Treasurer,

                  /s/ HARRELL BECK                            Chief Financial Officer and Director
-----------------------------------------------------         (Principal Financial and Accounting
                    Harrell Beck                                            Officer)

                /s/ GEORGE HUTCHINSON                                       Director
-----------------------------------------------------
                  George Hutchinson

                 /s/ RAYMOND JOHNSON                                        Director
-----------------------------------------------------
                   Raymond Johnson

                   /s/ W. J. SMITH                                          Director
-----------------------------------------------------
                     W. J. Smith

                /s/ W. THOMAS PORTER                                        Director
-----------------------------------------------------
                  W. Thomas Porter

                               INDEX TO EXHIBITS



   EXHIBIT
     NO.                           DESCRIPTION
   -------                         -----------
      3.1   Articles of Incorporation of the Registrant(1)
      3.2   Designation of Rights and Preferences of Series A Junior
            Participating Preferred Stock (Exhibit 3.2)(2)
      3.3   Designation of Rights and Preferences of 8.8% Series B
            Cumulative Redeemable Preferred Stock (Exhibit 3.3)(2)
      3.4   Restated Bylaws of the Registrant (Exhibit 3.4)(2)
      3.5   Designation of Rights and Preferences of 8.7% Series C
            Cumulative Redeemable Preferred Stock (Exhibit 3)(3)
      4.1   Rights Agreement between the Registrant and Gemisys
            Corporation dated as of March 17, 1994 (Exhibit 2.1)(4)
      4.2   First Amendment to Rights Agreement between the Registrant and Gemisys Corporation dated May 13, 1997 (Exhibit 4.2)(5)
      4.3   Indenture between the Registrant and LaSalle National Bank, as Trustee, dated April 25, 1997, (Exhibit 10.4)(6)
      4.4   Supplemental Indenture dated July 11, 1997
      4.5   Form of 7 1/2% Notes due 2001 (Exhibit 4.1)(7)
      4.6   Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(7)
     10.1   Amended and Restated Loan Agreement between Nomura Asset
            Capital Corp., as Lender, and SSC Property Holdings, Inc.,
            as Borrower, dated as of June 8, 1994 (Exhibit 10.4)(8)
     10.2   Amended and Restated Collection Account and Servicing
            Agreement among SSC Property Holdings, Inc., Pacific Mutual
            Life Insurance Company, LaSalle National Bank and Nomura
            Asset Capital Corp. dated as of June 8, 1994 (Exhibit
            10.5)(8)
     10.3   Amended and Restated Loan Agreement among Shurgard Storage
            Centers, Inc., Seattle-First National Bank, KeyBank of
            Washington, U.S. Bank of Washington and LaSalle National
            Bank dated September 9, 1996 (Exhibit 99.40)(9)
     10.4   First Amendment to Amended and Restated Loan Agreement dated as of November 14, 1996 (Exhibit 10.8)(5)
     10.5   Second Amendment to Amended and Restated Loan Agreement
            dated as of March 12, 1997 (Exhibit 10.10)(10)
     10.6   Third Amendment to Amended and Restated Loan Agreement dated as of July 27, 1997 (Exhibit 10.6)(11)
     10.7   Fourth Amendment to Amended and Restated Loan Agreement
            dated as of January 30, 1998 (Exhibit 10.7)(11)
     10.8   Fifth Amendment to Amended and Restated Loan Agreement dated as of May 1, 1998 ((Exhibit 10.1)(12)
     10.9   Sixth Amendment to Amended and Restated Loan Agreement dated as of October 27, 1998 (Exhibit 10.1)(13)
     10.10  Agreement and Plan of Merger between the Registrant and
            Shurgard Incorporated dated as of December 19, 1994 (Exhibit
            10.7)(14)
    *10.11  Amended and Restated 1993 Stock Option Plan (Exhibit
            10.7)(11)
    *10.12  Amended and Restated Stock Incentive Plan for Nonemployee
            Directors (Exhibit 10.7)(15)
    *10.13  1995 Long-Term Incentive Compensation Plan(16)
    *10.14  Form of Business Combination Agreement, together with schedule of actual agreements

     10.15  Partnership Agreement, dated April 28, 1998, between
            Shurgard Development I, Inc. and Fremont Storage Partners I,
            L.P. forming Shurgard/Fremont Partners I (Exhibit 1.1)(17)
     10.16 Seventh Amendment to Amended and Restated Loan Agreement dated as of April 28, 1999 (Exhibit 10.3)(18)
     10.17  Partnership Agreement, dated March 17, 1999, between
            Shurgard Development II, Inc. and Fremont Storage Partners
            II, L.L.C, forming Shurgard/Fremont Partners II (Exhibit
            10.1)(18)
     10.18  First Amendment to Partnership Agreement between Shurgard
            Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II as of April 27, 1999.
            (Exhibit 10.2)(18)
     10.19  Second Amended and Restated Loan Agreement among Shurgard
            Storage Centers, Inc., Bank of America, N.A., Key Bank
            National Association, U.S. Bank National Association, and
            LaSalle Bank National Association, dated September 30, 1999.
            (Exhibit 10.1)(19)
     10.20 First Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of
            America, N.A., Key Bank National Association, U.S. Bank
            National Association, and LaSalle Bank National Association, dated September 30, 1999(20)
     10.21 Second Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of
            America, N.A., Key Bank National Association, U.S. Bank
            National Association, LaSalle Bank National Association, The
            Bank of Novia Scotia, and Bank One, dated December 16,
            1999(20)
     10.22  Separation Agreement and Mutual General Release among
            Shurgard Storage Centers, Inc. and Michael and Tina Rowe, dated January 26, 2000(20)
     10.23  Third Amendment to the Second Amended and Restated Loan
            Agreement among Shurgard Storage Centers, Inc., Bank of
            America, N.A., Key Bank National Association, U.S. Bank
            National Association, LaSalle Bank National Association, The
            Bank of Nova Scotia and Bank One, N.A., dated March 31,
            2000(21)
     10.24  Service Agreement between Shurgard Storage Centers, Inc.,
            David K. Grant, and SSC Benelux & Co., SCA dated June 7,
            2000(22)
     10.25  Limited Liability Company Agreement between Shurgard
            Development IV, Inc. and Chase Capital Partners Real Estate
            Storage, LLC forming CCP/Shurgard Venture, LLC, dated May
            12, 2000(22)
     10.26 Form of Business Combination Agreement dated July 27, 2000, together with schedule of actual agreements(23)
     10.27  2000 Long-Term Incentive Compensation Plan
     10.28  Agency Agreement between Shurgard Storage Centers, Inc. and
            First Security Bank, N. A., dated February 26, 2001
     10.29  Credit Agreement among Shurgard Storage Centers, Inc., First
            Security Bank, N.A. and Bank of America, N.A., dated
            February 26, 2001
     10.30  Lease Agreement between First Security Bank, N.A. and
            Shurgard Storage Centers, Inc., dated February 26, 2001
     10.31  Security Agreement between Shurgard Storage Centers, Inc.,
            First Security Bank, N.A. and Bank of America, N.A., dated
            February 26, 2001
     10.32  Participation Agreement among Shurgard Storage Centers,
            Inc., Shurgard Evergreen, L.P., Shurgard Texas, L.P.,
            Shurgard Institutional Fund, L.P. II, SSC Evergreen, Inc.,
            First Security Bank, N.A., Bank of America, N.A., Bank
            Hapoalim B.M., The Bank of Nova Scotia, Bank One, N.A.,
            Commerzbank, AG, New York and Grand Cayman Branches,
            Keybank, N.A., Suntrust Bank, U.S. Bank, N.A., Washington
            Mutual Bank, Fleet National Bank, and LaSalle Bank, N.A., dated February 26, 2001

     10.33  Trust Agreement among Shurgard Storage Centers, Inc., First
            Security Bank, N.A., Bank of America, N.A., Bank Hapoalim,
            B.M., Bank of Nova Scotia, Commerzbank, AG, New York and
            Grand Cayman Branches, Keybank, N.A., Suntrust Bank, U.S.
            Bank, N.A., Washington Mutual Bank, Fleet National Bank, and
            LaSalle Bank, N.A., dated February 26, 2001
     10.34  Amended and Restated Limited Liability Company Agreement of
            CCP/Shurgard Venture, LLC, between Shurgard Development IV,
            Inc. and CCPRE-Storage, LLC, dated December 26, 2000.
     10.35  Loan Agreement between CCP/Shurgard Venture, LLC and General
            Electric Capital Corporation, dated December 28, 2000.
     10.36  Contribution Agreement between Shurgard Development IV,
            Inc., Shurgard Storage Centers, Inc., Shurgard Texas L.P.,
            SSC Evergreen, CCPRE-Storage, LLC, and CCP/Shurgard Venture,
            LLC, dated December 28, 2000.
     10.37  Third Amended and Restated Loan Agreement among Shurgard
            Storage Centers, Inc., and Bank of America, N.A., Bank One,
            N.A. Commerzbank AG, New York and Grand Cayman Branches and
            U.S. Bank, N.A. dated February 26, 2001.
     12.1   Statement Re: computation of Earnings to Fixed Charges
     21.1   Subsidiaries of the Registrant
     23.1   Consent of Deloitte & Touche LLP

---------------
 (1) Incorporated by reference to Exhibit B contained in the Definitive Additional Proxy Materials on Form DEF14A filed on April 29, 1997.

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

(14) Incorporated by reference to Appendix I filed as part of the Registrant's definitive Proxy Statement/ Prospectus dated February 15, 1995.

(15) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-K filed on March 31, 1995.

(16) Incorporated by reference to Appendix B filed as part of the Registrant's definitive Proxy Statement dated June 8, 1995.

(17) Incorporated by reference to designated exhibit filed with the Registrant's Current Reports on Form 8-K dated May 29, 1998.

(18) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended March 31, 1999.

(19) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended September 30, 1999.

(20) Incorporated by reference to designated exhibit filed with the Registrant's Annual Report on Form 10-K filed March 14, 2000.

(21) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended March 31, 2000.

(22) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended June 30, 2000.

(23) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000.

  *  Management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K

     On December 26, 2000, we filed Form 8-K which announced that the Company exercised its option to purchase the partnership interest of Fremont Storage Partners I, L.P. in Shurgard/Fremont Partners I.