Form 10-Q
period 2001-03-31
SHURGARD STORAGE CENTERS INC
filed 2001-05-11
CIK 906933

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Shares outstanding at May 1, 2001:

Class A Common Stock, $.001 par value, 29,748,960 shares outstanding

Class B Common Stock, $.001 par value, 154,604 shares outstanding

Shurgard Storage Centers, Inc.

Part I, Item 1: Consolidated Balance Sheets

(Amounts in thousands except share data)

	March 31, 2001 (unaudited)	December 31, 2000
Storage centers:
Land	$ 248,837	$ 248,741
Buildings and equipment, net	861,427	851,030
Construction in progress	25,740	22,686
Total Storage centers	1,136,004	1,122,457
Other real estate investments	50,022	49,501
Cash and cash equivalents	13,220	7,664
Restricted cash	4,650	8,510
Other assets	51,069	51,025
Total assets	$ 1,254,965	$ 1,239,157
Accounts payable and other liabilities	$ 40,980	$ 34,394
Lines of credit	4,000	89,925
Notes payable	439,051	405,429
Total liabilities	484,031	529,748
Minority interest in other real estate investments	52,313	68,844
Commitments and contingencies (Notes C, D, E, H, I and O)
Shareholders' equity:
Series B Cumulative Redeemable Preferred Stock; $0.001 par value: 2,300,000 shares authorized; 2,000,000 shares issued and outstanding;	48,056	48,056
Series C Cumulative Redeemable Preferred Stock; $0.001 par value: 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value: 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250	83,417
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 29,783,699 and 29,093,474 shares issued and outstanding	626,225	624,464
Class B Common Stock, $0.001 par value; 500,000 shares authorized; 154,604 issued and outstanding, net of loans to shareholders of $3,636	(597)	(760)
Accumulated net income less distributions	(86,742)	(79,310)
Accumulated other comprehensive income	147	-
Total shareholders' equity	718,621	640,565
Total liabilities and shareholders' equity	$ 1,254,965	$ 1,239,157

Shurgard Storage Centers, Inc.

Part I, Item 1: Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except for share data)

	For the three months ended March 31, 2001	For the three months ended March 31, 2000
Revenue:
Rental	$ 52,911	$ 44,767
Other real estate investments income (loss)	(1,428)	(894)
Property management	222	386
Total revenue	51,705	44,259
Expenses:
Operating	15,987	12,876
Depreciation and amortization	11,217	9,902
Real estates taxes	4,833	4,268
General, administrative and other	1,388	1,132
Total expenses	33,425	28,178
Income from operations	18,280	16,081
Interest and other income	2,041	777
Interest expense	(10,641)	(6,967)
Other income (expense), net	(8,600)	(6,190)
Minority interest	2,039	1,408
Income before extraordinary item	11,719	11,299
Early extinguishment of debt	(1,036)	-
Net Income	$ 10,683	$ 11,299

Net income allocation:
Allocable to preferred shareholders	$ 2,876	$ 2,188
Allocable to common shareholders	7,807	9,111
	$ 10,683	$ 11,299
Net income per common share:
Basic earnings per share:
Income before extraordinary item	$ 0.30	$ 0.31
Early Extinguishment of debt	(0.04)	-
Net income	$ 0.25	$ 0.31
Diluted earnings per share:
Income before extraordinary item	$ 0.30	$ 0.31
Early Extinguishment of debt	(0.04)	-
Net Income	$ 0.25	$ 0.31
Distribution per common share	$ 0.51	$ 0.50
Shurgard Storage Centers, Inc.
Part I, Item 1: Consolidated Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	Three months ended March 31, 2001	Three months ended March 31, 2000
Operating activities
Net income (loss)	$ 10,683	$ 11,299
Adjustment to reconcile earnings to net cash provided by operating activities:
Early extinguishment of debt	1,036
Depreciation and amortization	11,217	9,902
Losses from other real estate investments	1,647	1,447
Minority interest in earnings from other real estate investments	(2,039)	(1,408)
Changes in certain operating accounts:
Restricted cash	3,860	(2,169)
Other assets	1,604	1,120
Accounts payable and other liabilities	7,490	3,352
Net cash provided by operating activities	35,498	23,543

Investing activities:
Construction, acquisition and improvements to storage centers	(11,095)	(29,764)
Purchase of other real estate investments	(1,738)	(1,400)
Purchase of non-competition agreements and other amortizable assets	(451)	(54)
Increase in loans To affiliates	(561)	(505)
Purchase of additional interest in an affiliated partnership	(27,690)
Distribution in excess of earnings from other real estate investments	461	31
Net cash used in investing activities	(41,074)	(31,692)

Financing activities:
Proceeds from notes payable	201,257
Payments on notes payable	(167,635)	(222)
Net (payments on) proceeds from lines of credit	(85,925)	23,003
Payment of loan costs	(3,091)
Proceeds from issuance of common stock	1,827	1,898
Proceeds from preferred stock offering, net	83,351
Proceeds from payment on loan to shareholder	163
Distributions paid	(18,115)	(16,813)
Contribution received from minority partners		68
Distributions paid to minority partners	(700)	(310)
Net cash provided by financing activities	11,132	7,624
Increase (decrease) in cash and cash equivalents	5,556	(525)
Cash and cash equivalents at beginning of period	7,664	11,645
Cash and cash equivalents at end of period	$ 13,220	$ 11,120
Supplemental schedule of cash flow information:
Cash paid for interest	$ 8,337	$ 6,832
Supplemental schedule of noncash investing information:
Fair value adjustments of derivatives	$ 1,093

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Consolidated Financial Statements

Three Months Ended March 31, 2001

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

European operations are not being consolidated, but are reported under the equity method. The joint venture agreement requires a vote of two thirds of the Board of Managers for all major decisions; however, we continue to exercise significant influence over SSC Benelux & Co. SCA through our control of half of the seats on the Board of Managers.

The consolidated financial statements included in this report are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consisted only of normal recurring items. The interim financial statements should be read in conjunction with our 2000 Annual Report. Interim results are not necessarily indicative of results for a full year.

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

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were formerly considered derivatives may not meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. We use interest rate swaps to fix a portion of our variable rate debt.

The adoption of SFAS 133 on January 1, 2001 resulted a cumulative reduction to Other Comprehensive Income (OCI) of $35,000. The reduction in OCI was attributable to losses on cash flow hedges. Approximately $25,000 of OCI will be reclassified into earnings during the next twelve months.

Basic average shares outstanding for the three months ended March 31, 2001 and 2000 were 29,867,281 and 29,277,702, respectively. Diluted average shares outstanding for the three months ended March 31, 2001 and 2000 were 29,963,317and 29,333,692, respectively.

Certain amounts in the prior year financial statements have been reclassified to conform to the current presentation.

Note B -  Lines of Credit

We have an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants and guarantees under certain tax retention operating leases. At March 31, 2001, the current available amount was $190 million, of which $4 million was outstanding, and the weighted average interest rate was 6.42%.

NOTE C -  Notes Payable
(in thousands)	March 31, 2001	Dec. 31, 2000
Senior Notes Payable	$300,000	$100,000
Mortgage Notes Payable	139,051	182,849
Notes payable to financial services company	-	$122,580
	$439,051	$405,429

On January 30, 2001, we purchased the remaining 90% interest in Shurgard/Fremont Partners I for $27.7 million. As a result of the purchase, the partnership is now wholly owned by Shurgard. Concurrent with the closing, we repaid the partnerships outstanding mortgage financing of approximately $45.0 million.

In February 2001, we issued $200 million in senior unsecured notes which are ten year notes bearing interest at 7.75% and are due 2011. The notes require semi-annual interest payments due February 22 and August 22.

On March 31, 2001, we paid off a $122.6 million note and incurred $1.0 million in expenses in connection with the early extinguishment of this debt.

The maturities of principal on debt over the next five fiscal years are approximately $7.8 million in 2001; $62.3 million in 2002; $61.6 million in 2003; $57.3 million in 2004; $250 million in 2006 and beyond. Each of these notes contains covenants which require us to submit financial information and maintain certain financial ratios. For a further discussion see NOTE G-Notes Payable in our 2000 Annual Report on Form 10-K.

Note D -  Storage Centers

Building and equipment are presented net of accumulated depreciation of $178.0 million and $167.9 million as of March 31, 2001 and December 31, 2000, respectively. We have entered into 33 construction contracts for developments of new or improvements to existing storage centers. Outstanding commitments under these contracts total $42 million.

Note E -  Shareholders Equity

During the first three months of 2001, 9,399 shares of Class A common stock were issued in connection with our Dividend Reinvestment Plan (the Plan). The Plan offers shareholders an opportunity to invest cash dividends in additional shares at a 2% discount from the current market price. All shareholders are eligible to participate. Additionally, 78,511 shares were issued in connection with the exercise of employee stock options and the Employee Stock Purchase Plan and 39,525 shares of restricted stock were issued, 38,025 of which were granted prior to December 31, 2000.

On April 27, 2000, the Board approved the extension of maturity dates of certain promissory notes to Class B common stockholders to March 1, 2003. The notes require quarterly payments of interest only at 200 basis points above LIBOR. During the first quarter of 2001, we received $8,600 in interest income on these notes and $164,504 was received in principal payments.

In February 2001, we raised $86.25 million (approximately $83.4 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share.

Note F -  Other Comprehensive Income

We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

The effect of the implementation of SFAS No. 133 on our earnings was not significant. Subsequent to our adoption of SFAS No. 133 through March 31, 2001, the other assets increased $255,000, other liabilities increased $744,000, minority interest in these derivatives decreased $670,000 and other comprehensive income increased $181,000. Total comprehensive income was $147,000 as of March 31, 2001.

Note G - Contingent Liability and Commitments

As a general partner, we are contingently liable for the debt of a European joint venture, which at March 31, 2001 totaled $139 million. We have guaranteed $24.8 million in oustanding debt for five properties related to an agreement with a California developer. We have also guaranteed all or portions of the debt of certain domestic joint ventures and joint venture partners, which at March 31, 2001 totaled $24.7 million.

Additionally, we have guaranteed $8.7 million in lease obligations for Shurgard Storage to Go, Inc., a containerized storage business. As of March 31, 2001 we own 100% of the nonvoting stock, and .045% of the Class A Common voting stock. This start-up venture is a taxable REIT subsidiary and is subject to corporate level tax. In March of 2001 the Board of Directors approved a plan to acquire all or substantially all of the voting stock of STG and the conditions for converting substantially all of our existing loans to STG into equity. The share repurchase and debt conversion is expected to be presented to the STG Board of Directors and Shareholders in the second quarter.

 In February 2001, we executed an agreement to enter into up to $250 million worth of tax retention operating leases in connection with the line of credit discussed in Note B. We anticipate that this arrangement will fund most of our development pipeline for the next two years. Under the related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. The purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the landlord at a combined rate of approximately 150 basis points over LIBOR.

Note H - Segment Reporting

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

These reportable segments allow us to focus on improving results from our existing domestic real estate assets and renting up our new domestic facilities. We evaluate each segments performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. NOI is defined as rental revenue less direct operating expenses and real estate taxes, but does not include any allocation of indirect operating expense. Indirect and leasehold expense includes land or building lease expense and certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Indirect operating expense is allocated to stores based on number of months in operation during the period and does not include internal real estate acquisition costs or abandoned development expense.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers. We do not allocate development and acquisition expense, depreciation and amortization, general, administrative and other, interest expense, interest and other income (net) and minority interest to the segments.

Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following tables illustrate the results using the 2001 Same Store and New Store base for reportable segments as of and for the three months ended March 31, 2001 and 2000. Same Stores includes all stores acquired prior to January 1, 2000, and domestic developments opened prior to January 1, 1999. New Stores represents all stores acquired on or after January 1, 2000, and domestic developments opened on or after January 1, 1999:
(in thousands)
	Same Stores	New Stores	Total
Quarter ended March 31, 2001
Rental revenue	$ 50,305	$ 6,187	$ 56,492
Less unconsolidated joint ventures	(2,802)	(779)	(3,581)
Consolidated revenue	47,503	5,408	52,911
Direct operating and real estate tax expense	14,636	2,969	17,605
Less unconsolidated joint ventures	(913)	(437)	(1,350)
Consolidated direct operating and real estate tax expense	13,723	2,532	16,255
Consolidated NOI	33,780	2,876	36,656
Indirect and leasehold expense	3,845	870	4,715
Less unconsolidated joint ventures	(152)	(96)	(250)
Consolidated indirect and leasehold expense	3,693	772	4,465
Consolidated NOI after indirect and leasehold expense	$ 30,087	$ 2,104	$ 32,191
Quarter ended March 31, 2000
Rental revenue	$ 46,104	$ 1,685	$ 47,789
Less unconsolidated joint ventures	(2,633)	(389)	(3,022)
Consolidated revenue	43,471	1,296	44,767
Direct operating and real estate tax expense	13,994	945	14,939
Less unconsolidated joint ventures	(850)	(280)	(1,130)
Consolidated direct operating and real estate tax expense	13,144	665	13,809
Consolidated NOI	30,327	631	30,958
Indirect and leasehold expense	3,223	253	3,476
Less unconsolidated joint ventures	(125)	(31)	(156)
Consolidated indirect and leasehold expense	3,098	222	3,320
Consolidated NOI after indirect and leasehold expense	$ 27,229	$ 409	$ 27,638

The following table reconciles the reportable segments rental revenue per the table above to consolidated total revenue for the quarters ended March 31, 2001 and 2000.
(in thousands)	Three months ended March 31,
	2001	2000
Consolidated rental revenue	$ 52,911	$44,767
Loss from other real estate investments	(1,428)	(894)
Property management revenue	222	386
Total revenue	$ 51,705	$ 44,259

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the quarters ending March 31, 2001 and 2000:
(in thousands)
	Three months ended March 31,
	2001	2000
Consolidated direct operating and real estate tax expense	$ 16,255	$ 13,809
Consolidated indirect operating and leasehold expense	4,465	3,320
Development and acquisition expense	100	15
Consolidated operating and real estate tax expense	$ 20,820	$ 17,144

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the quarters ended March 31, 2001 and 2000.
(in thousands)
	Three months ended March 31,
	2001	2000
Consolidated NOI after indirect and leasehold expense	$ 32,191	$ 27,638
Loss from other real estate investments	(1,428)	(894)
Property management revenue	222	386
Development and acquisition expense	(100)	(15)
Depreciation/amortization	(11,217)	(9,902)
Interest expense	(10,641)	(6,967)
General and administrative	(1,388)	(1,132)
Interest & other income	2,041	777
Minority interest	2,039	1,408
Extraordinary items	(1,036)	-
Net income	$ 10,683	$ 11,299

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "projects," "expects" and similar expressions are intended to identify forward-looking statements regarding financial performance within the meaning of the Private Securities Litigation Reform Act, and are based on several assumptions. IF ANY OF THESE ASSUMPTIONS ARE NOT SATISFIED OR PROVE TO BE INCORRECT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY CAUSE THESE FORWARD-LOOKING STATEMENTS TO PROVE TO BE INCORRECT INCLUDE THE RISKS THAT THE CONTINUED IMPLEMENTATION OF OUR BUSINESS PLAN, INCLUDING MARKETING AND SALES INITIATIVES, WILL NOT BE SUCCESSFUL AND THAT THE COMPANY'S EARNINGS, EXPENSES OR REVENUES MAY BE AFFECTED BY OTHER FACTORS, SUCH AS THE RISK THAT COMPETITION FROM NEW SELF STORAGE FACILITIES OR OTHER STORAGE ALTERNATIVES MAY CAUSE RENT TO DECLINE AND MAY CAUSE OCCUPANCY RATES TO DROP, OR MAY CAUSE DELAYS IN RENT UP OF NEWLY DEVELOPED PROPERTIES, THE RISK THAT NEW DEVELOPMENTS COULD BE DELAYED OR REDUCED BY ZONING AND PERMITTING REQUIREMENTS OUTSIDE OF OUR CONTROL, INCREASED COMPETITION FOR DESIRABLE SITES, CONSTRUCTION DELAYS DUE TO WEATHER, UNFORESEEN SITE CONDITIONS, LABOR SHORTAGES, PERSONNEL TURNOVER, SCHEDULING PROBLEMS WITH CONTRACTORS, SUBCONTRACTORS OR SUPPLIERS, AND THE RISK THAT THE COMPANY MAY EXPERIENCE INCREASES IN THE COST OF LABOR, TAXES, MARKETING AND OTHER OPERATING AND CONSTRUCTION EXPENSES. Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

SEGMENT PERFORMANCE

When managing our real estate assets, we evaluate performance in two segments. The first segment, Same Stores, represents those storage centers and business parks that are not in the rent-up stage and for which historical information is available. The second segment, New Stores, represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. The following sections discuss the performance of these segments.

Same Stores

The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous years comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following tables summarize Same Store operating performance for the first quarter of 2001 and 2000:
Same Store Results
(dollars in thousands except average rent)
	Three months ended March 31,
	2001	2000	% Change
Rental revenue	$ 50,305	$ 46,104	9.1%
Direct operating and real estate tax expense (1)	14,636	13,994	4.6%
NOI	35,669	32,110	11.1%
Leasehold expense	273	265	3.0%
Indirect operating expense (2)	3,572	2,958	20.8%
NOI after indirect and leasehold expense	$ 31,824	$ 28,887	10.2%
Avg. annual rent per sq.ft. (3)	$ 11.02	$ 10.53	4.7%
Avg. sq.ft. occupancy	86%	84%
Total net rentable sq.ft.	19,700,000	19,700,000
No. of properties	305	305
  Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.
  Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting; it does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.
  Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store revenue increased 9.1% over the same quarter in 2000. We attribute these improvements to the new sales and marketing initiatives. Rental revenue gains were primarily a function of a 4.7% increase in rental rates, as well as occupancy increases. As of March 31, 2001, occupancy was up 1.9 percentage points over the same month last year. Increases in retail sales, administrative fees and other income contributed $375,000 to revenue increases from first quarter 2000 to first quarter 2001.

In an effort to accelerate Same Store growth, during 2000 we implemented a number of sales initiatives which included direct sales, commercial accounts and e-commerce. The impact of these initiatives on Same Store revenue was not realized upon implementation, but we believe that revenues were affected gradually over 2000. Although it is difficult to segregate the impact of various factors affecting revenues, we believe that using the Same Store revenue growth and occupancy increases reflect these initiatives success. Since June of 1999 we have increased revenue growth from 3.8% to 9.1% year over year when measured for the quarter. At the same time, in 2000 we increased occupancy two percentage points over the prior year. During the first quarter of 2001, we believe these initiatives contributed to revenue growth, by driving demand for our product as evidenced by the Same Store revenue growth and occupancy for the quarter. Based on these results, we have increased our direct sales force in 2001 and will continue with our commercial accounts and e-commerce initiatives.

Direct property operating expenses were up 4.6% in 2001 as compared to 2000, primarily due to increased marketing and sales expenses.

In addition to the increase in direct property operating expenses that are included in NOI, indirect operating expenses increased $614,000. The increase represents marketing, information technology and indirect operations management costs necessary to carry out the initiatives implemented during 2000. Many of the costs associated with the implementation of our new sales initiatives did not reach their peak until after the first quarter of 2000; therefore, the increase in indirect operating expenses from first quarter 2000 to first quarter 2001 includes the impact of initiatives implemented during 2000.

New Store Results

Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating for a full two years as of January 1 of the current year.
New Store Results
(dollars in thousands except average rent)
	For Three Months ended March 31,
	2001	2000
Rental revenue	$ 6,187	$ 1,685
Direct operating and real estate tax expense (1)	2,969	945
NOI	3,218	740
Leasehold expense	252	21
Indirect operating expense (2)	617	232
NOI after indirect and leasehold expense	$ 2,349	$ 487
No. of properties	54	54
No. of property months (3)	158	72
  Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.
  Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting; it does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.
  Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Increases from 2000 to 2001 in net operating income (NOI) for the new store portfolio reflect a greater number of property months included for the later periods. Although this increase gives some indication of how much of our overall NOI growth results from this segment, it is not a good method of evaluating the performance of assets within this segment. Acquisitions and development properties are evaluated based on comparisons of actual results to projected NOI for the appropriate period from opening or at maturity. The performance of our acquisitions and developments are discussed in the sections that follow.

Domestic Acquisitions

During the first quarter of 2001, we acquired one additional storage center in Northern California through a lease of the building and the land with 64,500 net rentable square feet. We began leasing this property on March 13, 2001, and it contributed $34,000 to NOI for the first quarter, and $(5,000) in NOI after indirect operating and leasehold expense.

During 2000, we purchased seven storage centers totaling 368,000 net rentable square feet for a total cost of $24.9 million (including the cost associated with the related non-competition agreements). One of these properties is located in California and six are located in Texas. All seven were acquired after the first quarter of 2000.
Results for 2000 Acquisitions
(dollars in thousands except average rent)
For the three months ended March 31, 2001
Rental revenue	$ 915
Direct operating and real estate tax expense (1)	291
NOI	624
Leasehold expense	-
Indirect operating expense (2)	81
NOI after indirect and leasehold expense	$ 543
Avg. annual rent per sq.ft.(3)	$ 10.99
Avg. sq.ft. occupancy	92%
Total net rentable sq.ft.	368,000
Number of properties	7
Number of property-months	21
Purchase Price	$ 24,870
  Table includes the total operating results of each store regardless of our ownership interest in that store.
  Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.
  Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting; it does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.
  Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

The current average yield for these 2000 acquisitions is 10.0% (calculated as actual net operating income for the first three months of 2001, annualized, and then divided by the purchase price).

Additionally, we have an agreement with a California developer under which it purchases sites in Southern California and constructs storage centers on them according to our specifications. Upon completion of the rent up period, the storage centers are purchased by a joint venture in which we owned 77.3% as of March 31, 2001. Prior to such purchase, we have no ownership in the properties and as such, they are not included in any discussions of operating results under SEGMENT PERFORMANCE. The developers interest in the joint venture is based on a predetermined formula and the current value of each property at the time of purchase. During the fourth quarter of 1999, the joint venture purchased one of the completed storage centers for $3.1 million and during the second quarter of 2000 the joint venture purchased one additional storage center for $11.0 million. At March 31, 2001, this developer had two properties under construction in connection with this agreement, land purchased pending construction for two properties and two completed stores in rent up. For a further discussion of this agreement, see our 2000 Annual Report on Form 10-K. At March 31, 2001, we had guaranteed $24.8 million in outstanding debt for five properties related to this agreement and may guarantee additional amounts as future properties are developed.

Domestic Development

We, or our joint venture partners, opened 21 domestic storage centers in 2000, and, when all phases are complete, these 21 projects will total approximately 1.3 million net rentable square feet with an estimated total cost of $98.3 million. Three of these storage centers were developed through our Tennessee and Florida joint ventures and 18 were contributed to CCP/Shurgard Venture, LLC (CCP/Shurgard). (For a further discussion of CCP/Shurgard, see DEVELOPMENT FINANCING ARRANGEMENTS in our 2000 Annual Report on Form 10-K). These 2000 developments together generated $101,000 in net operating income for the first three months of 2001. For the month of March 2001, these developments had NOI of $42,000, which represents 4% of projected monthly NOI at maturity, and averaged 36% occupancy. The operating results of these 2000 developments are included in the New Store Results in the previous section. Of these 21 storage centers, nine opened in December 2000 and two in October 2000, and, therefore, were in early rent-up stages in the first quarter of 2001.

We, or our joint venture partners, opened 21 domestic storage centers in 1999, When all phases are complete, these 21 projects will total approximately 1,454,000 net rentable square feet with an estimated total cost of $113.5 million. Six of these storage centers were developed through our Florida joint ventures, three were contributed to CCP/Shurgard and nine were contributed to Shurgard/Fremont Partners II in which we own a 10% interest (see DEVELOPMENT FINANCING ARRANGEMENTS in our 2000 Annual Report on Form 10-K). These 1999 developments together generated $1,973,000 in net operating income for the first three months of 2001. For the month of March 2001, these developments together generated $649,000 in net operating income, which represents 57% of projected monthly NOI at maturity, and averaged 71% occupancy. The operating results of these 1999 developments are included in the New Store Results in the previous section.

In addition to the completed developments discussed above, we had 8 storage centers under construction (one of which is being developed through a joint venture) as of March 31, 2001. As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. We currently anticipate opening 15-20 domestic developments by the end of 2001. The actual number of projects could be reduced by various conditions both within and beyond our control. For a further discussion of these risks, see our 2000 Annual Report on Form 10-K. The following table summarizes domestic development projects in progress at March 31, 2001.
	Number of Projects	Estimated Completed Cost of Projects (1)(2)	Total Cost to Date as of March. 31, 2001 (1)
Consolidated Developments:
Construction in progress
	7	$29.7m	$19.9m
Unconsolidated Developments:
Construction in progress
	1	$5.0m	$4.1m

  Table includes 100% of the costs of projects regardless of our ownership percentage.
  The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 2000 Annual Report on Form 10-K.

We believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, net operating income does not generally exceed interest expense on development projects for at least the first year of operations. For further discussion of the effect of this dilution, see FUNDS FROM OPERATIONS.

DEVELOPMENT FINANCING ARRANGEMENTS

In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO, see FUNDS FROM OPERATIONS), we have pursued alternative financing options.

In February 2001, we executed an agreement to enter into up to $250 million worth of tax retention operating leases. We anticipate that this arrangement will be able to fund most of our development pipeline for the next two years. Under the lease and related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we elect to purchase the property, the purchase price will be equal to the total property cost plus interest carry and a fixed equity return to the Landlord at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we will have no ownership in these properties. As of March 31, 2001, the lessor has purchased land for construction of two storage centers. The lease term for these properties begins upon purchase of the property, and rent commences on these two storage centers upon completion of construction.

On January 30, 2001, we purchased the remaining 90% interest in Shurgard/Fremont Partners I for $27.7 million. As a result of the purchase, the partnership is now wholly owned by Shurgard. Concurrent with the closing, we repaid the partnerships outstanding mortgage financing of approximately $45.0 million.

EUROPEAN OPERATIONS

As of March 31, 2001, SSC Benelux & Co., SCA (Benelux SCA), in which we have a 7.57% equity position, was operating in Belgium, Sweden, France, the Netherlands, the United Kingdom and Denmark. For a detailed discussion of this investment, see EUROPEAN OPERATIONS in our 2000 Annual Report on Form 10-K.

Our portion of FFO losses was $185,000 and $239,000 for the quarters ended March 31, 2001 and 2000, respectively. In order to take advantage of the investment opportunity, Benelux SCA is accelerating its expansion rate in Europe. Although the operations of existing stores are improving, this expansion will produce losses for the next three to four years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of European operations are not consolidated in our financial statements, but rather our interest is accounted for under the equity method of accounting. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

European Business Summary

Since 1992, Benelux SCA has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. European consumers tend to live in more crowded population densities and smaller living spaces that make self storage an attractive option. As of March 31, 2001, Benelux SCA had 50 storage centers operating in five countries. The following tables include certain financial and operating information that illustrates the performance and growth of Benelux SCA.
Summary of European Properties
	Number of Open Proper-ties (5)	Total Net Rentable Sq. Ft. (1)	Estimated Total Cost (1)	Occupancy (2)	Rates (2)(3)	March 31, 2001 % Rate Increases (4)
Country
Belgium	14	855,000	$45.2m	75.5%	$10.90	6.4%
France	13	708,000	$47.3m	74.9%	$19.03	1.1%
Netherlands	6	345,000	$23.7m	63.6%	$14.21	-8.4%
Sweden	11	660,000	$42.0m	67.5%	$16.06	7.8%
United Kingdom	6	323,000	$41.4m	49.9%	$22.76	2.3%
	50	2,891,000	$199.6m

______________

  Total net rentable square feet and estimated total cost when all phases are complete.
  Includes stores that have been operating more than 12 months.
  Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
  In the respective local currencies.
  Three of these stores opened in March 2001.
  The year over year decrease in the average rental rate is due to significant fluctuations in the occupied unit mix. Stores opened in December 1999 rented a very limited unit mix that overstated the average rental rate for that period as the rate per square foot is higher on smaller units.

Certain Financial Data of Benelux SCA
Quarter Ended March 31,
	2001	2000
Total Revenue	$5.3m	$2.8m
Total Assets	$266.6m	$186.5m
Total Bank Debt (1)	$208.9m	$146.2m

  Includes unsecured debt between Benelux SCA and affiliate of $91.1 and $89.5 million as of March 31, 2001 and 2000, respectively.

The self storage industry is not well established in much of Europe, and we believe this presents Benelux SCA with the opportunity to become a dominant player throughout Western Europe. Although we are seeing other industry players entering the European markets, we believe that the supply being added to the market still leaves significant opportunity when compared to the overall size of the market. Benelux SCA and its subsidiaries have established expansion plans that focus in four markets: the Benelux region (which includes Belgium, Luxembourg and the Netherlands), France, Scandinavia (including Sweden and Denmark) and the UK. The following sections discuss in detail the performance of existing stores as well as the progress in carrying out these expansion plans.

European Same Store Operations

The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined at March 31, 2001 and 2000.
(dollars in thousands except average rent)
	Three months ended March 31, (1)
	2001	2000	% Change
Rental revenue	$ 2,617	$ 2,129	22.9%
Direct operating and real estate tax expense (2)	1,143	1,207	-5.3%
NOI	1474	922	59.9%
Leasehold expense	130	122	6.6%
Indirect operating expense (3)	566	749	-24.4%
NOI after indirect and leasehold expense	$ 778	$ 51	1425.5%
Avg. annual rent per sq. ft. (4)	$13.60	$13.00	4.6%
Avg. sq. ft. occupancy	80%	67%
Total net rentable sq. ft.	934,000	934,000
# of properties	16	16

  Amounts have been translated from local currencies using the average exchange rate for 2001.
  Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.
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

In the first quarter of 2001, revenue increase primarily resulted from increases in occupancy in the more recent stores. This rent up is mostly achieved with no increase in rates. Revenue growth in US dollars was limited to 15% due to a change in currency exchange rates from the first quarter of 2000 to the same period in 2001. The decrease in direct property expense is a result of decreased personnel costs in Belgium and the Netherlands. Decreases in indirect operating expense are the result of spreading certain fixed costs over more stores as our European network expands.

Included in the Same Store table above are five stores that opened in December of 1999 and were still in the rent-up stage during 2000. Excluding the impact of these stores, rental revenue increased 19.7%, NOI increased 33% and NOI after indirect and leasehold expense increased 230%. In addition, as of March 31, 2001, average annual rent per square foot was $14.59 and occupancy was 89%. The 19.7% increase in rental revenue for these stores is a result of a 10.7% increase in occupancy and an 8.2% increase in rates.

European Development

The following table summarizes European developments by country in U.S. dollars:

	Number of Properties	Estimated Total Cost (1)	Total Net Rentable Sq. Ft. When All Phases Are Complete
Opened in 2001
France	2	$9.4m	123,000
United Kingdom	1	$6.8m	49,000

Opened in 2000
France	7	$28.4m	407,000
United Kingdom	2	$15.0m	95,000
Netherlands	5	$18.3m	284,000
Belgium	3	$10.0m	186,000
Sweden	2	$8.0m	123,000

Opened in 1999
Belgium	2	$5.3m	137,000
France	1	$3.3m	54,000
Netherlands	1	$5.4m	61,000
Sweden	5	$19.2m	282,000
United Kingdom	3	$19.5m	179,000
  The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see DOMESTIC DEVELOPMENT.

During the first quarter of 2001, Benelux SCA opened 3 storage centers with an estimated total cost of $16.2 million and net rentable square feet of 172,000 when all phases are complete. These stores opened in late March 2001 and did not have material operations in the first quarter.

The 19 storage centers opened in 2000 have an estimated total cost of $79.7 million and net rentable square feet of 1.1 million when all phases are complete. The average occupancy at the end of March 2001 was 35% after an average of 6 months of operations. These storage centers generated $296,000 of losses for the quarter ended March 31, 2001.

The 12 storage centers opened during 1999 had an average occupancy of 54% after an average of 17 months of operations and together generated $666,000 of NOI for the quarter ended March 31, 2001. For the month ended March 31, 2001, net operating income for these developments represented 34% of projected monthly NOI at stabilization (as measured in the relevant local currency).

In addition to the above completed developments, Benelux SCA currently has another 10 storage centers under construction. The following table summarizes European development projects in progress at March 31, 2001:
	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of Mar. 31, 2001
New Developments
Construction in Progress
France	2	$ 7.2m	$2.8m
Sweden	3	$12.4m	$3.4m
Netherlands	3	$11.2m	$4.2m
UK	1	$ 7.8m	$3.9m
Denmark	1	$ 4.7m	$2.9m
  The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 2000 Annual Report on Form 10-K.

In the current state of the European self storage market, we believe that a strategy of growth through development will result in higher returns over the long term. However, as discussed earlier, this expansion and development strategy creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion, see DOMESTIC DEVELOPMENT in our 2000 Annual Report on Form 10-K.

OTHER REAL ESTATE INVESTMENTS

The following table shows income (loss) from unconsolidated real estate investments for the three months ended March 31, 2001 and 2000. All income and loss amounts reflect our pro rata ownership percentage.
Income (Loss) from Other Real Estate Investments
(dollars in thousands)	Three months ended March 31,
	2001	2000
Containerized storage	$ (736)	$ (503)
Unconsolidated joint ventures	(660)	(391)
Participating mortgages	384	387
European operations	(416)	(387)
Total	$(1,428)	$ (894)

Containerized Storage

As discussed in our 2000 Annual Report on Form 10-K, we have invested in Shurgard Storage To Go, Inc., (STG) a containerized storage business. We own 100% of the nonvoting stock, and .045% of the Class A Common voting stock in STG. This start-up venture is a taxable REIT subsidiary and is subject to corporate level tax. As of March 31, 2001, our gross investment in STG was $5.2 million and we have committed to lend up to $14.4 million under unsecured five-year notes to fund negative cash flow during the rent up phase. At March 31, 2001, $13.5 million was outstanding under these notes.

In March of 2001, the Board of Directors approved a plan to acquire all or substantially all of the voting stock of STG, and the conditions for converting substantially all of our existing loan to STG into equity. The share repurchase and debt conversion is expected to be presented to the STG Board of Directors and Shareholders in the second quarter.

Our pro rata portion of STG losses was $736,000 for the three months ended March 31, 2001, and $503,000 for the three months ended March 31, 2000. Containerized storage revenues were down 5% over the first quarter of 2000 primarily due to the closing of the Chicago warehouse. Additionally, during March 2001, we opened a new warehouse in Orange County, California. In connection with the opening of this new warehouse, STG incurred approximately $75,000 in marketing expenses, net of deferred taxes. STG also incurred $170,000 and $131,000 in interest expense net of deferred tax on its line of credit during the three months ended March 31, 2001 and 2000, respectively. Additionally, we currently guarantee $8.7 million in lease obligations for STG.

Unconsolidated Joint Ventures

Pursuant to our affiliation agreements with two storage operators, we have entered into 24 joint ventures in which our economic interests range from 50% to 90%. As of March 31, 2001, we had invested a total of $23.8 million in these joint ventures. For the three months ended March 31, 2001, our pro rata portion of joint venture losses totaled $660,000 ($63,000 of losses before depreciation and amortization) including a $142,000 loss on disposition of land. Losses from new properties added during the previous and current year offset earnings from stabilized properties. Our pro rata portion of losses for these joint ventures totaled $391,000 ($116,000 of income before depreciation and amortization) for the three months ended March 31, 2000. We have guaranteed certain joint venture loans totaling $24.7 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions elsewhere in this Quarterly Report on Form 10-Q (Same Stores, Domestic Acquisitions or Domestic Development) under SEGMENT PERFORMANCE.

Participating Mortgages

We have $13.0 million invested in three participating mortgage loans. All three mortgages are non-recourse to the borrower, bear interest at 8% per annum and mature in January 2005. These loans are secured by real estate, including four storage centers and office/warehouse space. We receive contingent interest payments from the mortgaged properties equal to 50% of both operating cash flow and distributions from the gain on sale of real property, as defined. We have options to purchase the properties at established prices that are exercisable through January 2005.

CONSOLIDATED STATEMENT OF INCOME

Income before extraordinary item increased 3.7% from the first quarter of 2000 to the first quarter of 2001. Rental income rose 18.2% from 2000 to 2001. Operating expense rose 24.1% from 2000 to 2001, while real estate tax expense rose 13.2%. Included in operating expenses are internal acquisition costs and development expenses related to discontinued efforts of $100,000 and $15,000 for 2001 and 2000, respectively. All other amounts are included in NOI after indirect operating and leasehold expenses discussed in SEGMENT PERFORMANCE.

Depreciation and amortization increased 13.3% from first quarter 2000 to first quarter 2001. This increase reflects the increased number of stores included in our consolidated financial statements over the same period of time.

Domestic general and administrative expenses rose 2.3% from 2000 to 2001 primarily due to increases in personnel and information technology expenses which are primarily related to our growth. Additionally, we have accrued a one time charge of $100,000 for earthquake damage. Over the same period, these expenses increased as a percentage of rental revenue from 2.5% in 2000 to 2.6% in 2001.

Property management revenue decreased $164,000 from first quarter 2000 due to decreases in cost reimbursements. Loss from other real estate investments is discussed in the section OTHER REAL ESTATE INVESTMENTS.

Interest and other income rose $1.3 million from 2000 to 2001. Increases relate to interest income earned on our loan to STG, as well as approximately $0.5 million of interest earned on the investment of proceeds from the bond offering and preferred stock offering that we held for approximately six weeks until payment of the $122.6 million debt on March 31, 2001 (see discussion under OTHER REAL ESTATE INVESTMENTS and LIQUIDITY AND CAPITAL RESOURCES).

Interest expense increased $3.6 million from 2000 to 2001 due to an increase in the average outstanding debt balance during the period. This rise includes the bond offering in February 2001, as well as mortgage debt to fund development for CCP/Shurgard. In January 2001, we paid off the $45 million mortgage note in connection with Shurgard/Fremont Partners I, and on March 31, 2001, we paid off $122.6 million in debt. In connection with the early extinguishment of the $122.6 million debt, we incurred $1,036,000 of expenses. We expect to see a decrease in interest expense for the remainder of the year as both the $122.6 million loan and the $200 million notes were outstanding for approximately six weeks. The effect of this refinancing on interest expense was approximately $1.0 million. Additionally, during the first quarter of 2001, we capitalized $365,000 in interest related to the construction of domestic storage centers while $2.0 million was capitalized in the first quarter of 2000. Amortization of loan costs of $345,000 and $256,000 is included in amortization expense for the first three months of 2001 and 2000, respectively.
	Gross interest expense	Capitalized interest	Net interest expense
March 31, 2000	$9.0m	$(2.0)m	$7.0m
Financing	1.0m		1.0m
Acquisition/development	1.0m	1.6m	2.6m
March 31, 2001	$ 11.0m	$ (0.4)m	$ 10.6m

(1) Decrease in capitalized interest is due to the decrease in the number of stores under construction during the first quarter of 2001 compared to the first quarter of 2000.

Minority interest increased $631,000 from 2000 to 2001. The increase relates primarily to the operations of the newly formed Chase joint venture, a partnership which is consolidated due to our continuing interest in the storage centers, but in which we only own a 20% interest.

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

	Quarter ended March. 31,
	2001	2000
Net income	$ 10,683	$ 11,299
Preferred dividend	(2,876)	(2,188)
Depreciation/amortization	11,217	9,902
Depreciation/ amortization from unconsolidated joint ventures and subsidiaries	(681)	(409)
Early extinguishment of debt	1,036
Deferred financing costs	(345)	(256)
FFO as currently defined	$ 19,034	$ 18,348

FFO for the first three months of 2001 rose $686,000 over FFO for the first three months of 2000. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments offset by financing costs (see discussion of interest income and expense under CONSOLIDATED STATEMENT OF INCOME) and increased expenses in marketing and real estate taxes.

Reconciliation of the change in FFO from March 31, 2000 to March 31, 2001 is as follows:
Same Store NOI after indirect and leasehold expense	$ 2.9m
Development dilution after indirect and leasehold expense	(1.3)m
Effect of holding excess cash during refinancing	(0.5)m
Other	(0.4)m
$ 0.7m

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2001, we invested $9.8 million in domestic development and expansion projects and $1.3 million in capital improvements to our existing portfolio and other capital improvements. The $1.7 million increase in other real estate investments consists primarily of $1.5 million invested in unconsolidated joint ventures and $0.2 million invested in our containerized storage operation.

The balance on the domestic line of credit decreased $85.9 million from December 31, 2000 to March 31, 2001. Payments were made out of proceeds from the sale of $200 million in senior unsecured notes which are ten year notes bearing interest at 7.75% and are due 2011. Additionally, we raised $86.25 million through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. Draws on the line of credit were used to fund development and acquisition activity, as well as general corporate purposes. We have established a revolving domestic credit facility of up to $360 million which we expect to meet our borrowing needs over the next several years. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. At March 31, 2000, the weighted average interest rate was 6.4%. At March 31, 2001, the ratio of the Companys debt to total assets before accumulated depreciation was 31% and its debt to total market capitalization was 31%.

We anticipate funding 2001 growth and our ongoing development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. In order to continue to grow at historical rates and to meet our capital objectives, it will be necessary to obtain equity capital during the next two to three years. We will evaluate various alternatives, including joint ventures with private institutions and public pension funds and the issuance of additional common stock. Additionally, we anticipate reducing our dividend payout ratio in order to retain cash flow for growth.

We believe that our cash flow in 2001 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the three months ended March 31, 2001 was $35.5 million compared to $23.5 million for the same period of 2000. On April 19, 2001, we declared a dividend of $0.52 per share to be paid on May 11, 2001. This dividend is approximately 81% of first quarter FFO.

Part I, Item 3: Interest Rate and Foreign Currency Exchange Rate Risk

The information provided in our 2000 Annual report on Form 10-K regarding interest rate risk has been impacted by financing transactions completed during the first quarter. Specifically, our exposure on variable rate debt was reduced as the outstanding balance on our variable rate line of credit declined from $90 million at December 31, 2000 to $4 million at March 31, 2001 using proceeds from our fixed rate unsecured notes. Additionally, $45 million of variable rate debt and the related swap agreement were paid off and settled during the first quarter. Fixed rate debt of $122.6 million at 8.28% due 2001 was replaced with $200 million of unsecured notes at 7.75% due 2011.

Part II, Item 2: Changes in Securities and Use of Proceeds

In February 2001,we issued $200 million in senior unsecured notes (approximately $198.4 million in net proceeds), which are ten year notes bearing interest at 7.75%and are due in 2011. The notes require semi-annual interest payments due February 22 and August 22. These notes were not registered under the Securities Act of 1933, as amended (the "Act"), pursuant to an exemption under Rule 144A under the Act.

Additionally, in February 2001,we raised $86.25 million (approximately $83.4 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. The Series D Stock is on parity with the Series B and C Cumulative Redeemable Preferred Stock and therefore may affect the rights of holders of the Series B and C Stock with respect to dividends and liquidation preferences.

A portion of the proceeds from these offerings were used to repay balances outstanding under our line of credit. Remaining proceeds were used to pay off our $122.6 million note payable prior to its maturity in June 2001. In connection with this payoff, we incurred approximately $1 million in expense related to the early extinguishment of this debt.

Part II, Item 5: Other Information

Summary of Operating Self Storage Properties

The following table categorizes our network of operating storage centers and business parks based on ownership and how they are reported in our financial statements.
	Domestic		European		Total
	Number of Properties	Net Rentable Square Feet	Number of Properties	Net Rentable Square Feet	Number of Properties	Net Rentable Square Feet
100% owned	274	17,962,000			274	17,962,000
Partially owned, consolidated	54	3,440,000			54	3,440,000
Partially owned, unconsolidated	26	1,572,000	50	2,891,000	76	4,463,000
Fee managed	33	1,829,000	-	-	33	1,829,000
	387	24,803,000	50	2,891,000	437	27,694,000

Part II, Item 6: Exhibits and Reports on Form 8-K

Exhibits:

Exhibit 10.1-Amendement of 1996 Employee Stock Purchase Plan, dated January 30, 2001

Exhibit 10.2-Amended and Restated Class A Common Stock Dividend Reinvestment Plan, dated January 30, 2001

Reports on Form 8-K:

On January 18, 2001, we filed a current report on Form 8-K, which announced that the Company's joint venture with affiliates of JP Morgan Partners acquired 21 properties developed by Shurgard during 2000 in a transaction funded by General Electric Capital Corporation financing in the amount of $67.7 million together with equity contributions of approximately $36 million and $9 million, from JP Morgan Partners and Shurgard, respectively.

On February 9, 2001, we filed a current report on Form 8-K which disclosed the Companys operating results for the fourth quarter and year ended December 31, 2000, as amended on March 14, 2001.

On February 16, 2001, we filed a current report on Form 8-K announcing the Company's issuance of $200 million of 7.75% senior unsecured notes due 2011 under SEC Rule 144A.

On February 23, 2001, we filed a current report on Form 8-K in connection with the Company's issuance of shares of its 8.75% Series D Cumulative Redeemable Preferred Stock under the Company's shelf registration statement on Form S-3, effective February 20, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: May 8, 2001 By: /s/ Harrell Beck

Harrell Beck

Chief Financial Officer, Chief Accounting Officer  and Authorized   Signatory