Form 10-K405/A
period 2000-12-31
SHURGARD STORAGE CENTERS INC
filed 2001-07-31
CIK 906933

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


                    TITLE OF EACH CLASS                      NAME OF EACH
EXCHANGE ON WHICH REGISTERED
                    -------------------
-----------------------------------------
Class A Common Stock, par value $.001 per share                  New York Stock
Exchange
Preferred Share Purchase Rights                                  New York Stock
Exchange
8.8% Series B Cumulative Redeemable Preferred Stock, par         New York Stock
Exchange
  value $.001 per share
8.7% Series C Cumulative Redeemable Preferred Stock, par         New York Stock
Exchange
  value $.001 per share
8.75% Series D Cumulative Redeemable Preferred Stock, par        New York Stock
Exchange
  value $.001 per share


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

  Class A Common Stock outstanding as of February 23, 2001: 29,725,217 shares
    Class B Common Stock outstanding as of February 23, 2001: 154,604 shares


     Documents incorporated by reference: Part III is incorporated by reference from the Proxy Statement filed in connection with our Annual Shareholders Meeting held May 8, 2001.



                              THERE ARE 77 PAGES.


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

INSURANCE


     We believe that our self storage properties are covered by adequate fire, flood, wind, earthquake and property insurance, as well as business interruption insurance, provided by reputable companies and with commercially reasonable deductibles and limits. We purchase title insurance on all of our properties at the time of acquisition. We use our discretion in determining amounts, coverage limits and deductibility provisions of title, casualty and other insurance, based on the purchase price paid for such property, in each case with a view to obtaining appropriate insurance coverage on our properties at a reasonable cost and on suitable terms. We currently carry the following insurance coverage:
(1) commercial general liability insurance, covering up to a general aggregate of $10,000,000, with a deductible of $50,000; (2) excess liability insurance, covering up to an aggregate of $20,000,000; (3) property insurance, covering up to an aggregate of $40,000,000, with deductibles of $5,000 or $20,000 under certain circumstances, and $50,000 in the case of flood damage; and (4) boiler & machinery insurance, covering up to $5,000,000 of direct damages. Depending on the type of the insurance, and subject to deductibles and coverage limits, Shurgard either receives direct payment of the replacement value of losses or tenders the defense of a claim to the insurance carrier.


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

DEVELOPMENT FINANCING ARRANGEMENTS

     In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO, see FUNDS FROM OPERATIONS), we have pursued alternative financing options. In connection with this initiative, we have formed three joint ventures, SFPI in May 1998 with Fremont Storage Partners I, SFPII in March 1999 with Fremont Storage Partners II, and CCP/Shurgard in May 2000 with Chase Capital Partners, and in 2001, we executed an agreement to enter into up to $250 million of tax retention operating leases.


     Under the joint venture agreements, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our incurred costs exceeded our pro rata portion of required equity, which is calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage. We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date based on annualized NOI, less management fees, divided by 9.25%. As a result of this option or put, we have continuing involvement with these joint ventures and do not recognize the contribution of the storage centers as a transfer in ownership under accounting principles generally accepted in the United States of America. As all the joint venture's real estate assets are subject to our continuing involvement, we consolidate these entities in our financial statements.

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
Purchase option/put exercise                         December 2001 to
Beginning
  period............................   Exercised       October 2003       May
2002

     In 2001, we executed an agreement with a third party to enter into up to $250 million worth of tax retention operating leases. We anticipate that most of our development projects over the next two years will be developed by this third party and leased through this facility. Under the lease and related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we elect to purchase the property, the purchase price will be equal to the total property cost plus interest carry and a fixed equity return to the Landlord at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we will have no ownership in these properties.

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


     At December 31, 2000, our gross investment in STG was $5.0 million. At December 31, 2000, SSCI owned 95.5% of the nonvoting stock in STG, which is not a qualified REIT Subsidiary and is subject to corporate level tax. As of December 31, 2000, we had committed to lend up to $13.40 million under unsecured five year notes to fund negative cash flow during the rent up stage, of which, $12.92 million was outstanding. Subsequent to December 31, 2000, we committed to lend an additional $500,000. We also currently guarantee $8.7 million in lease obligations. In 2000, our pro rata percentage of STG losses was $1.8 million, compared to losses of $2.7 million for the 12 months ended December 1999, which includes a $92,000 cumulative effect of a change in accounting principle reflecting the write-off of start-up costs in accordance with SOP 98-5, and $3.1 million for the 12 months ended December 1998. During 2001, we plan to recapitalize STG by converting substantially all of our existing loan to STG into equity and acquiring all or substantially all of the voting stock of STG. As a result of this transaction, we will take control and consolidate STG's operating results. Additionally, STG will no longer incur interest expense for the loan and we will no longer receive interest income of approximately $900,000. Due to continuing improvement in STG operating results, we expect losses to be reduced to $1.6 million for 2001, including $1.0 million for depreciation. This projected 2001 loss is based on several assumptions, including meeting the projected number of container rentals and lengthening the average customer rental period. There is, of course, no assurance that this expectation will be met as numerous factors affect profitability. These factors include, among other things, the possible inability to attract new customers, the expense of sales and marketing efforts, the potential of new competition (both containerized and other forms of storage) entering our markets and the possibility that customers may not be willing to pay the rates projected. Subsequent to December 31, 2000, we purchased the remaining non-voting shares of STG increasing our ownership in the non-voting shares to 100%. As a result of the purchase, our percentage ownership in STG, including both voting and non-voting stock, increased from 90.68% to 95.0%. The remaining 5% of STG is owned by unrelated parties.

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

     We anticipate meeting our long-term liquidity needs primarily through a combination of our lines of credit, unsecured debt, preferred equity, and alternative capital sources. In order to continue to grow at historical rates and to meet our capital objectives, it will be necessary to obtain equity capital during the next two to three years. We will evaluate various alternatives, including joint ventures with private institutions and public pension funds and the issuance of additional common stock. Additionally, we anticipate reducing our dividend payout ratio in order to retain cash flow for growth.

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
$1,154,269
                                                               ==========
==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable and other liabilities....................   $   34,394      $
  35,355
  Lines of credit...........................................       89,925
 102,002
  Notes payable.............................................      405,429
 332,347
                                                               ----------
----------
          Total liabilities.................................      529,748
 469,704
  Minority interest in other real estate investments........       68,844
  40,763
  Commitments and contingencies (Notes C, D, E, H and O)
  Shareholders' equity:
     Series B Cumulative Redeemable Preferred Stock, $0.001
      par value: 2,300,000 authorized; 2,000,000 shares
      issued and outstanding; liquidation preference of
      $50,000,000...........................................       48,056
  48,056
     Series C Cumulative Redeemable Preferred Stock, $0.001
      par value: 2,000,000 authorized; 2,000,000 shares
      issued and outstanding; liquidation preference of
      $50,000,000...........................................       48,115
  48,115
     Class A Common Stock, $0.001 par value; 120,000,000,
      authorized; 29,620,225 and 29,093,474 shares issued
      and outstanding.......................................      624,464
 611,973
     Class B Common Stock, $0.001 par value; 500,000 shares
      authorized, 154,604 issued and outstanding; net of
      loans to shareholders of $3,676 and $4,002............         (760)
  (1,086)
     Accumulated net income less distributions..............      (79,310)
 (63,256)
                                                               ----------
----------
          Total shareholders' equity........................      640,565
 643,802
                                                               ----------
----------
          Total liabilities and shareholders' equity........   $1,239,157
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

NOTE C -- STORAGE CENTERS


                                                     DECEMBER 31,    DECEMBER
31,
                                                         2000            1999
                                                     ------------
------------
                                                            (IN THOUSANDS)
Land...............................................   $  248,741      $  228,601
Buildings..........................................      972,749         861,192
Equipment & other..................................       39,876          34,662
                                                      ----------      ----------
                                                       1,261,366       1,124,455
Less accumulated depreciation......................     (169,598)
(133,933)
                                                      ----------      ----------
                                                       1,091,768         990,522
Construction in progress, including land of $6,930
  and $14,193, respectively........................       22,686          49,939
                                                      ----------      ----------
                                                      $1,114,454      $1,040,461
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


     At December 31, 2000, there are six mortgage notes payable. Shurgard/Fremont Partners I (SFPI), a consolidated partnership due to our contribution of substantially all the real estate assets, subject to a repurchase option that qualifies as continuing involvement under SFAS 66 (See Note B), formed on April 28, 1998, has a non-recourse credit facility from a group of commercial banks. As of December 31, 2000, $45.0 million was outstanding on this note. The note matures May 2001, is secured by the 15 properties owned by SFPI, and requires monthly payments of interest only at 200 basis points above LIBOR. We have swap agreements in effect for each borrowing which fix the weighted average interest rate at 7.57% until May 2001 for the balances outstanding as of December 31, 2000. This note was paid off on January 30, 2001 (See NOTE P).



     Shurgard/Fremont Partners II (SFPII), a consolidated partnership due to our contribution of substantially all the real estate assets, subject to a repurchase option that qualifies as continuing involvement under SFAS 66 (See Note B), formed on March 17, 1999, has a non-recourse credit facility from a group of commercial banks to borrow up to $64.7 million of which $62.2 million was outstanding as of December 31, 2000. The note matures March 2002, is secured by the 16 properties owned by SFPII, and requires monthly payments of interest only at 225 basis points above LIBOR. We have swap agreements in effect for each borrowing which fix the weighted average interest rate at 8.48% until March 2002 for the balances outstanding as of December 31, 2000.



     Shurgard/K&S I, LLC, a consolidated entity due to our contribution of substantially all the real estate assets, subject to a repurchase option that qualifies as continuing involvement under SFAS 66 (See Note B), formed on October 15, 1999, has a non-recourse credit facility from a commercial bank of $6.5 million. The note matures October 2001, is secured by the property owned by Shurgard/K&S I, LLC, and requires monthly payments of interest only at 320 basis points above LIBOR. As of December 31, 2000, the interest rate was 9.94%.



     CCP/Shurgard Venture, LLC (CCP/Shurgard), a consolidated entity due to our contribution of substantially all the real estate assets, subject to a put option that qualifies as continuing involvement under SFAS 66 (See Note B), formed on May 15, 2000, in which we own a 20% interest, has a non-recourse credit facility to borrow up to $67.7 million of which $60.4 million was outstanding as of December 31, 2000. The note matures December 31, 2003, is secured by the 21 properties owned by CCP/Shurgard and requires monthly payments of interest only at 275 basis points above LIBOR. We have an interest rate cap in effect for the borrowing which limits the interest rate to 7.50% plus the spread on the LIBOR indexed floating rate.

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


     In February 2001, we executed an agreement with a third party to enter into up to $250 million worth of tax retention operating leases. We anticipate that most of our development projects for the next two years will be developed by this third party and leased through this facility. Under the related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. The purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the landlord at a combined rate of approximately 150 basis points over LIBOR.


     In February 2001, we committed to lend an additional $500,000 to STG.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                             (AMOUNTS IN THOUSANDS)



BUILDING      GROSS

EQUIP. &     PROPERTY     ACCUM.
    PROPERTY NAME           LOCATION        STATE   ENCUMBRANCES     LAND
OTHER        COSTS        DEPR.     OWNED SINCE
    -------------      -------------------  -----   ------------   --------
----------   ----------   ---------   -----------
Ahwatukee............  Phoenix              AZ             (2)     $    721   $
  2,544   $    3,265   $    (233)    1998
Airpark..............  Scottsdale           AZ                          880
  3,671        4,551        (457)    1997
Arrowhead............  Phoenix              AZ             (2)          569
  2,711        3,280        (265)    1997
Chandler.............  Chandler             AZ             (1)          652
  3,137        3,789        (730)    1986
Colonnade............  Phoenix              AZ                           --
  1,145        1,145        (132)    1998
Dobson Ranch.........  Mesa                 AZ                          499
  2,060        2,559        (325)    1996
Houghton Road........  Tucson               AZ             (4)          607
  2,552        3,159         (38)    1999
Mesa.................  Mesa                 AZ             (1)          355
  2,281        2,636        (570)    1987
Mill Avenue..........  Tempe                AZ                          431
  1,553        1,984         (77)    1999
Phoenix..............  Phoenix              AZ             (1)          656
  2,824        3,480        (696)    1985
Phoenix East.........  Phoenix              AZ             (1)          543
  2,341        2,884        (576)    1987
Scottsdale...........  Scottsdale           AZ             (1)          410
  1,827        2,237        (479)    1985
Scottsdale North.....  Scottsdale           AZ                        1,093
  4,902        5,995      (1,156)   1985/87
Shea.................  Scottsdale           AZ                          807
  3,282        4,089        (375)    1997
Speedway.............  Tucson               AZ                          773
  2,965        3,738        (210)    1998
Tempe................  Tempe                AZ                          273
  1,211        1,484        (323)    1984
Union Hills..........  Phoenix              AZ                          617
  2,612        3,229        (218)    1998
Val Vista............  Gilbert              AZ             (3)          778
  3,852        4,630        (202)    1999
Warner...............  Mesa                 AZ                          313
  1,507        1,820        (510)    1995
Alicia Parkway.......  Laguna Hills         CA                        1,729
  7,292        9,021        (297)    1998
Aliso Viejo..........  Aliso Viejo          CA                        2,218
  4,376        6,594        (680)    1996
Antioch..............  Antioch              CA             (4)          637
  4,364        5,001         (76)    1999
Bloomington..........  Bloomington          CA                          237
  1,087        1,324        (171)    1997
Blossom Valley.......  San Jose             CA             (2)        1,212
  4,650        5,862        (351)    1998
Capital Expressway...  San Jose             CA                          973
  6,181        7,154         (34)    2000
Castro Business
 Park................  Castro Valley        CA                           97
    390          487         (57)    1996
Castro Valley........  Castro Valley        CA                          907
  3,917        4,824        (692)    1996
Colton...............  Colton               CA             (1)          283
  1,194        1,477        (308)    1985
Costa Mesa...........  Costa Mesa           CA                        1,050
  2,974        4,024        (132)    1999
Culver City..........  Los Angeles          CA                        1,039
  4,243        5,282      (1,017)    1988
Daly City............  Daly City            CA          7,275         1,846
  6,075        7,921      (1,412)    1995
El Cajon.............  El Cajon             CA                        1,013
  4,541        5,554      (1,163)    1986
El Cerrito...........  Richmond             CA                          765
  3,154        3,919        (750)    1986
Fontana Sierra.......  Fontana              CA             (1)          589
  1,994        2,583        (431)    1987
Hayward..............  Hayward              CA             (1)          322
  1,498        1,820        (357)    1985
Huntington Beach.....  Huntington Beach     CA                          949
  4,063        5,012        (938)    1988
Kearney-Balboa.......  San Diego            CA             (1)          830
  3,559        4,389        (909)    1986
La Habra.............  La Habra             CA             (1)          715
  3,109        3,824        (768)    1986
Martinez.............  Martinez             CA                        1,524
  4,060        5,584        (706)    1995
Mountain View........  Mountain View        CA             (1)          439
  1,883        2,322        (432)    1987
Newark...............  Newark               CA                          855
  3,456        4,311        (511)    1996
Ontario..............  Ontario              CA                          512
  2,101        2,613        (308)    1996
Orange...............  Orange               CA                        1,144
  4,619        5,763        (654)    1996
Palo Alto............  Palo Alto            CA             (1)          705
  3,021        3,726        (681)    1986
Pinole...............  Pinole               CA                          980
  2,295        3,275        (341)    1995
S. San Francisco.....  San Francisco        CA             (1)          721
  3,096        3,817        (760)    1987
Sacramento...........  Sacramento           CA                          680
  2,735        3,415        (405)    1996
San Leandro..........  San Leandro          CA                          776
  3,149        3,925        (464)    1996
San Lorenzo..........  San Lorenzo          CA                          611
  2,519        3,130        (377)    1996
Santa Ana............  Santa Ana            CA                        1,467
  6,156        7,623      (1,507)    1986
Solana Beach.........  Solana Beach         CA                           --
  7,143        7,143      (1,761)    1987
Sunnyvale............  Sunnyvale            CA                        1,697
 11,459       13,156      (1,796)    1986
Tracy................  Tracy                CA                          732
  3,004        3,736        (441)    1996
Union City...........  Hayward              CA             (1)          287
  1,347        1,634        (351)    1985
Van Ness.............  San Francisco        CA             (3)        5,289
  9,712       15,001        (202)    1999
Walnut...............  Walnut               CA                          751
  3,059        3,810        (446)    1996
Walnut Creek.........  Walnut Creek         CA             (4)          630
  5,015        5,645        (144)    1999


                                     DEPR.
    PROPERTY NAME      YEAR BUILT     LIFE
    -------------      ----------   --------
Ahwatukee............    1998       360 mos.
Airpark..............    1997       360 mos.
Arrowhead............    1997       360 mos.
Chandler.............    1986       360 mos.
Colonnade............    1997       360 mos.
Dobson Ranch.........    1978       360 mos.
Houghton Road........    2000       360 mos.
Mesa.................    1985       360 mos.
Mill Avenue..........    1998       360 mos.
Phoenix..............    1984       360 mos.
Phoenix East.........    1984       360 mos.
Scottsdale...........   1976/85     360 mos.
Scottsdale North.....    1985       360 mos.
Shea.................    1996       360 mos.
Speedway.............    1998       360 mos.
Tempe................    1976       360 mos.
Union Hills..........    1998       360 mos.
Val Vista............    1999       360 mos.
Warner...............    1985       360 mos.
Alicia Parkway.......    1991       360 mos.
Aliso Viejo..........    1996       360 mos.
Antioch..............    1999       360 mos.
Bloomington..........    1983       360 mos.
Blossom Valley.......    1998       360 mos.
Capital Expressway...    2000       360 mos.
Castro Business
 Park................    1975       360 mos.
Castro Valley........    1975       360 mos.
Colton...............    1984       360 mos.
Costa Mesa...........    1998       360 mos.
Culver City..........    1989       360 mos.
Daly City............    1989       360 mos.
El Cajon.............    1977       360 mos.
El Cerrito...........    1987       360 mos.
Fontana Sierra.......   1980/85     360 mos.
Hayward..............    1983       360 mos.
Huntington Beach.....    1986       360 mos.
Kearney-Balboa.......    1984       360 mos.
La Habra.............   1979/91     360 mos.
Martinez.............    1987       360 mos.
Mountain View........    1986       360 mos.
Newark...............    1991       360 mos.
Ontario..............    1984       360 mos.
Orange...............    1985       360 mos.
Palo Alto............    1987       360 mos.
Pinole...............    1988       360 mos.
S. San Francisco.....    1985       360 mos.
Sacramento...........    1991       360 mos.
San Leandro..........    1991       360 mos.
San Lorenzo..........    1990       360 mos.
Santa Ana............   1975/86     360 mos.
Solana Beach.........    1984       360 mos.
Sunnyvale............   1974/75     360 mos.
Tracy................    1986       360 mos.
Union City...........    1985       360 mos.
Van Ness.............  1999/1934    360 mos.
Walnut...............    1986       360 mos.
Walnut Creek.........    1987       360 mos.

                             (AMOUNTS IN THOUSANDS)


BUILDING      GROSS

EQUIP. &     PROPERTY     ACCUM.
    PROPERTY NAME           LOCATION        STATE   ENCUMBRANCES     LAND
OTHER        COSTS        DEPR.     OWNED SINCE
    -------------      -------------------  -----   ------------   --------
----------   ----------   ---------   -----------
Westpark.............  Irvine               CA                        3,500
  7,478       10,978        (200)    2000
Westwood.............  Santa Monica         CA                          951
  7,978        8,929      (1,368)    1986
Lakewood.............  Golden               CO                          528
  2,151        2,679        (516)    1986
Northglenn...........  Northglenn           CO             (1)          531
  2,259        2,790        (583)    1987
Tamarac..............  Denver               CO             (1)          194
    972        1,166        (246)    1984
Thornton.............  Denver               CO             (1)          237
  1,032        1,269        (262)    1984
Windermere...........  Littleton            CO             (1)          653
  2,849        3,502        (765)    1984
Blue Heron...........  West Palm Beach      FL             (1)        1,327
  6,218        7,545      (1,396)    1987
Davie................  Davie                FL                        2,827
  6,791        9,618      (1,331)    1996
Delray Beach.........  Delray Beach         FL                          748
  3,231        3,979        (479)    1996
Lauderhill...........  Lauderhill           FL                          761
  3,363        4,124        (434)    1997
Margate..............  Margate              FL                          906
  3,806        4,712        (537)    1996
Military Trail.......  West Palm Beach      FL             (1)        1,140
  4,984        6,124      (1,145)    1987
Oakland Park.........  Ft. Lauderdale       FL             (1)        2,443
 10,370       12,813      (2,476)    1985
Seminole.............  Seminole             FL             (1)          336
  1,413        1,749        (334)    1986
Ansley Park..........  Atlanta              GA                        1,527
  6,449        7,976      (1,546)    1995
Brookhaven...........  Atlanta              GA                        1,616
  4,439        6,055      (1,035)    1995
Clairemont...........  Atlanta              GA                          470
  2,087        2,557        (330)    1996
Decatur..............  Atlanta              GA                        1,144
  4,941        6,085      (1,199)    1995
Forest Park..........  Forest Park          GA                          573
  2,398        2,971        (364)    1996
Gwinnett.............  Lawrenceville        GA                          820
  2,805        3,625        (458)    1996
Holcomb Bridge.......  Roswell              GA             (4)          917
  3,027        3,944         (45)    1999
Jones Bridge.........  Atlanta              GA             (2)        1,565
  3,973        5,538        (366)    1997
Lawrenceville........  Lawrenceville        GA             (2)          858
  3,306        4,164        (314)    1997
Morgan Falls.........  Dunwoody             GA                        1,429
  5,824        7,253        (876)    1996
Norcross.............  Norcross             GA                          562
  2,345        2,907        (356)    1996
Peachtree............  Duluth               GA                        1,144
  4,874        6,018        (661)    1997
Perimeter............  Atlanta              GA                        1,458
  2,921        4,379        (527)    1996
Roswell..............  Roswell              GA                          435
  1,808        2,243        (432)    1986
Sandy Plains.........  Marietta             GA             (3)        1,012
  4,251        5,263        (232)    1998
Satellite Blvd.......  Duluth               GA                          670
  2,867        3,537        (389)    1997
Stone Mountain.......  Stone Mountain       GA                          656
  2,725        3,381        (413)    1996
Tucker...............  Tucker               GA                          241
  1,004        1,245        (155)    1996
Alsip................  Alsip                IL             (1)          250
  2,270        2,520        (406)    1982
Bolingbrook..........  Bolingbrook          IL                          641
  2,840        3,481        (291)    1997
Bridgeview...........  Bridgeview           IL             (1)          479
  2,048        2,527        (487)    1985
Country Club Hills...  Country Club Hills   IL             (3)          781
  3,603        4,384        (120)    1999
Dolton...............  Calumet City         IL             (1)          344
  2,611        2,955        (539)    1982
Fox Valley...........  Chicago              IL             (2)          932
  3,085        4,017        (292)    1998
Hillside.............  Hillside             IL                          261
  1,120        1,381        (274)    1988
Lisle................  Lisle                IL             (1)          576
  2,576        3,152        (596)    1986
Lombard..............  Lombard              IL             (1)          392
  1,808        2,200        (485)    1982
Oak Forest...........  Orland Park          IL                          704
  3,201        3,905        (646)    1995
Palatine.............  Palatine             IL             (4)          413
  2,189        2,602         (15)    2000
Rolling Meadows......  Rolling Meadows      IL             (1)          384
  1,789        2,173        (422)    1982
Schaumburg...........  Schaumburg           IL             (1)          443
  2,074        2,517        (482)    1982
Schaumburg South.....  Schaumburg           IL             (3)          495
  3,770        4,265        (125)    1999
Willowbrook..........  Willowbrook          IL             (1)          412
  1,879        2,291        (468)    1986
Allisonville.........  Indianapolis         IN                          827
  3,693        4,520        (405)    1997
Carmel...............  Carmel               IN                          404
  2,554        2,958        (460)    1996
Castleton............  Indianapolis         IN                          522
  2,043        2,565        (197)    1998
College Park.........  Indianapolis         IN                          694
  3,014        3,708        (730)    1986
County Line..........  SouthPort            IN             (2)           --
  2,692        2,692        (209)    1998
Downtown Indy........  Indianapolis         IN             (4)          947
  3,470        4,417        (106)    1999
Eaglecreek...........  Indianapolis         IN             (2)          802
  2,686        3,488        (246)    1998
East Washington......  Indianapolis         IN             (4)          399
  3,130        3,529        (158)    1999
Georgetown...........  Indianapolis         IN                          461
  2,360        2,821        (364)    1996
Glendale.............  Indianapolis         IN                          520
  2,141        2,661        (509)    1986


                                     DEPR.
    PROPERTY NAME      YEAR BUILT     LIFE
    -------------      ----------   --------
Westpark.............    1999       360 mos.
Westwood.............    1988       360 mos.
Lakewood.............    1985       360 mos.
Northglenn...........    1979       360 mos.
Tamarac..............    1977       360 mos.
Thornton.............    1984       360 mos.
Windermere...........   1977/79     360 mos.
Blue Heron...........    1975       360 mos.
Davie................    1990       360 mos.
Delray Beach.........    1986       360 mos.
Lauderhill...........    1986       360 mos.
Margate..............    1984       360 mos.
Military Trail.......    1981       360 mos.
Oakland Park.........   1974/78     360 mos.
Seminole.............   1984/85     360 mos.
Ansley Park..........    1991       360 mos.
Brookhaven...........    1992       360 mos.
Clairemont...........    1990       360 mos.
Decatur..............    1992       360 mos.
Forest Park..........    1980       360 mos.
Gwinnett.............    1996       360 mos.
Holcomb Bridge.......    2000       360 mos.
Jones Bridge.........    1997       360 mos.
Lawrenceville........    1997       360 mos.
Morgan Falls.........    1990       360 mos.
Norcross.............    1984       360 mos.
Peachtree............    1996       360 mos.
Perimeter............    1996       360 mos.
Roswell..............    1986       360 mos.
Sandy Plains.........    1998       360 mos.
Satellite Blvd.......    1994       360 mos.
Stone Mountain.......    1985       360 mos.
Tucker...............    1987       360 mos.
Alsip................    1980       360 mos.
Bolingbrook..........    1997       360 mos.
Bridgeview...........    1983       360 mos.
Country Club Hills...    1999       360 mos.
Dolton...............    1979       360 mos.
Fox Valley...........    1998       360 mos.
Hillside.............    1988       360 mos.
Lisle................   1976/86     360 mos.
Lombard..............    1980       360 mos.
Oak Forest...........    1991       360 mos.
Palatine.............    2000       360 mos.
Rolling Meadows......    1980       360 mos.
Schaumburg...........    1980       360 mos.
Schaumburg South.....    1999       360 mos.
Willowbrook..........   1979/82     360 mos.
Allisonville.........    1987       360 mos.
Carmel...............    1996       360 mos.
Castleton............    1988       360 mos.
College Park.........    1984       360 mos.
County Line..........    1998       360 mos.
Downtown Indy........    1999       360 mos.
Eaglecreek...........    1998       360 mos.
East Washington......    1999       360 mos.
Georgetown...........    1996       360 mos.
Glendale.............    1985       360 mos.

                             (AMOUNTS IN THOUSANDS)



BUILDING      GROSS

EQUIP. &     PROPERTY     ACCUM.
    PROPERTY NAME           LOCATION        STATE   ENCUMBRANCES     LAND
OTHER        COSTS        DEPR.     OWNED SINCE
    -------------      -------------------  -----   ------------   --------
----------   ----------   ---------   -----------
Annapolis............  Annapolis            MD             (2)           --
  3,540        3,540        (303)    1998
Briggs Chaney........  Silver Spring        MD                          430
  1,813        2,243        (435)    1994
Clinton..............  Clinton              MD                          674
  2,872        3,546        (403)    1986
Crofton..............  Gambrills            MD             (1)          376
  1,610        1,986        (376)    1988
Frederick............  Frederick            MD                          206
    929        1,135        (234)    1994
Gaithersburg.........  Gaithersburg         MD                          614
  3,850        4,464        (763)    1994
Germantown...........  Germantown           MD                          552
  2,307        2,859        (532)    1994
Laurel...............  Laurel               MD             (1)          391
  1,671        2,062        (399)    1988
Oxon Hill............  Ft. Washington       MD                          349
  1,457        1,806        (342)    1994
Suitland.............  Suitland             MD                          660
  2,725        3,385        (652)    1987
Ann Arbor............  Ann Arbor            MI                          424
  1,844        2,268        (488)    1988
Canton...............  Canton               MI                          433
  2,131        2,564        (324)    1988
Canton Township......  Canton Township      MI             (4)          842
  2,306        3,148          --     2000
Clinton Township.....  Clinton Township     MI             (3)          772
  3,489        4,261        (137)    1999
Flint East...........  Flint                MI                          291
  1,182        1,473        (132)    1997
Fraser...............  Fraser               MI                          627
  2,547        3,174        (380)    1988
Grand Rapids.........  Grand Rapids         MI                          192
    890        1,082        (234)    1983
Jackson..............  Jackson              MI                          309
  1,281        1,590        (146)    1997
Kalamazoo............  Kalamazoo            MI                          177
    816          993        (226)    1980
Lansing..............  Lansing              MI             (1)          124
    560          684        (146)    1983
Livonia..............  Livonia              MI                          636
  2,643        3,279        (393)    1988
Madison Heights......  Detroit              MI                          487
  2,536        3,023        (500)    1995
Plymouth.............  Canton Township      MI                          348
  2,605        2,953        (451)    1985
Rochester............  Utica                MI                          610
  2,489        3,099        (371)    1996
Southfield...........  Southfield           MI             (1)          702
  2,938        3,640        (730)    1983
Sterling Heights.....  Sterling Heights     MI                          919
  3,746        4,665        (559)    1996
Taylor...............  Taylor               MI                          632
  3,484        4,116        (680)    1995
Troy -- Maple........  Troy                 MI             (1)        1,987
  3,428        5,415        (732)    1981
Troy -- Oakland
 Mall................  Troy                 MI             (1)          642
  2,933        3,575        (719)    1983
Walled Lake..........  Walled Lake          MI             (1)          359
  1,695        2,054        (449)   1985/89
Warren...............  Warren               MI                          683
  2,777        3,460        (412)    1988
Olive................  St. Louis            MO                          818
  3,794        4,612        (886)    1994
St. Peters...........  St. Louis            MO                        1,233
     --        1,233          --     1999
Sulfur Springs.......  St. Louis            MO                        1,200
     --        1,200          --     1999
Capital Blvd. .......  Raleigh              NC                          342
  1,658        2,000        (386)    1994
Cary.................  Cary                 NC                          714
  3,068        3,782        (655)    1994
Creedmoor............  Raleigh              NC             (2)          807
  3,230        4,037        (305)    1997
Garner...............  Garner               NC                          204
    896        1,100        (208)    1994
Glenwood.............  Raleigh              NC                          266
  1,166        1,432        (274)    1994
Morrisville..........  Morrisville          NC                          409
  1,760        2,169        (388)    1994
Bricktown............  Bricktown            NJ             (4)        1,398
  2,635        4,033          (9)    1999
Old Bridge...........  Matawan              NJ                          767
  4,250        5,017        (673)    1987
Beth Page............  Long Island          NY             (4)        2,370
  6,207        8,577          --     2000
Commack..............  Huntington           NY             (4)        3,461
  6,230        9,691        (191)    1999
Gold Street..........  Brooklyn             NY                        1,194
  5,441        6,635      (1,480)    1986
Great Neck...........  Long Island          NY             (4)          436
  2,615        3,051         (12)    1999
Hempstead............  Hempstead            NY             (4)        1,902
  4,577        6,479         (56)    1999
Melville.............  Long Island          NY          6,482         1,099
  7,895        8,994        (297)    1998
Nesconset............  Long Island          NY             (4)        1,072
  2,905        3,977          (8)    2000
Northern
 Boulevard...........  Long Island City     NY                        1,244
  5,528        6,772      (1,465)    1987
Utica................  Brooklyn             NY                          830
  3,713        4,543      (1,078)    1986
Van Dam..............  Long Island City     NY                          760
  3,493        4,253        (999)    1986
Yonkers..............  Yonkers              NY                          913
  4,259        5,172      (1,208)    1986
16th and Sandy.......  Portland             OR                          479
  1,886        2,365        (379)    1995
Allen Blvd. .........  Beaverton            OR                          525
  2,185        2,710        (325)    1996
Barbur Boulevard.....  Portland             OR                          741
  5,315        6,056      (1,220)    1995
Beaverton............  Beaverton            OR             (1)          216
    966        1,182        (269)    1985


                                     DEPR.
    PROPERTY NAME      YEAR BUILT     LIFE
    -------------      ----------   --------
Annapolis............    1998       360 mos.
Briggs Chaney........    1987       360 mos.
Clinton..............    1985       360 mos.
Crofton..............    1985       360 mos.
Frederick............    1987       360 mos.
Gaithersburg.........    1986       360 mos.
Germantown...........    1988       360 mos.
Laurel...............    1984       360 mos.
Oxon Hill............    1987       360 mos.
Suitland.............    1985       360 mos.
Ann Arbor............    1977       360 mos.
Canton...............    1986       360 mos.
Canton Township......    2000       360 mos.
Clinton Township.....    1999       360 mos.
Flint East...........    1977       360 mos.
Fraser...............    1985       360 mos.
Grand Rapids.........    1978       360 mos.
Jackson..............    1978       360 mos.
Kalamazoo............    1980       360 mos.
Lansing..............   1978/79     360 mos.
Livonia..............    1985       360 mos.
Madison Heights......    1977       360 mos.
Plymouth.............    1979       360 mos.
Rochester............    1989       360 mos.
Southfield...........    1976       360 mos.
Sterling Heights.....    1986       360 mos.
Taylor...............    1980       360 mos.
Troy -- Maple........   1975/77     360 mos.
Troy -- Oakland
 Mall................    1979       360 mos.
Walled Lake..........    1984       360 mos.
Warren...............    1985       360 mos.
Olive................    1994       360 mos.
St. Peters...........
Sulfur Springs.......
Capital Blvd. .......    1984       360 mos.
Cary.................    1984       360 mos.
Creedmoor............    1997       360 mos.
Garner...............    1987       360 mos.
Glenwood.............    1983       360 mos.
Morrisville..........    1988       360 mos.
Bricktown............    2000       360 mos.
Old Bridge...........    1987       360 mos.
Beth Page............    2000       360 mos.
Commack..............    1999       360 mos.
Gold Street..........    1940       360 mos.
Great Neck...........    1929       360 mos.
Hempstead............    1999       360 mos.
Melville.............    1998       360 mos.
Nesconset............    2000       360 mos.
Northern
 Boulevard...........    1940       360 mos.
Utica................    1964       360 mos.
Van Dam..............    1925       360 mos.
Yonkers..............    1928       360 mos.
16th and Sandy.......    1973       360 mos.
Allen Blvd. .........    1973       360 mos.
Barbur Boulevard.....    1993       360 mos.
Beaverton............    1974       360 mos.

                             (AMOUNTS IN THOUSANDS)


BUILDING      GROSS

EQUIP. &     PROPERTY     ACCUM.
    PROPERTY NAME           LOCATION        STATE   ENCUMBRANCES     LAND
OTHER        COSTS        DEPR.     OWNED SINCE
    -------------      -------------------  -----   ------------   --------
----------   ----------   ---------   -----------
Denny Road...........  Beaverton            OR             (1)          593
  2,438        3,031        (595)    1989
Division.............  Portland             OR                          687
  2,934        3,621        (708)    1996
Gresham..............  Portland             OR                          744
  2,522        3,266        (431)    1996
Hillsboro............  Portland             OR                          720
  3,099        3,819        (490)    1996
King City............  Tigard               OR             (1)          511
  2,095        2,606        (503)    1987
Liberty Road.........  Salem                OR                          749
  2,475        3,224        (591)    1995
Milwaukie............  Milwaukie            OR                        1,034
  3,902        4,936        (890)    1996
Oregon City..........  Portland             OR                          571
  2,708        3,279        (693)    1995
Portland.............  Portland             OR             (1)          382
  1,571        1,953        (376)    1988
Salem................  Salem                OR             (1)          574
  2,533        3,107        (610)    1983
Airport..............  Philadelphia         PA                          799
  3,379        4,178        (835)    1986
Edgemont.............  Philadelphia         PA                          975
  5,285        6,260      (1,209)    1995
Painter's Crossing...  Philadelphia         PA             (2)          516
  2,954        3,470        (275)    1998
West Chester.........  West Chester         PA                           --
  4,453        4,453      (1,054)    1986
Arlington/
 Forum 303...........  Arlington            TX             (1)          273
  1,204        1,477        (315)    1986
Bandera Road.........  San Antonio          TX             (1)          468
  1,987        2,455        (477)    1988
Bedford..............  Bedford              TX                          408
  1,735        2,143        (428)    1985
Bee Caves Road.......  Austin               TX             (3)          626
  4,385        5,011        (151)    1999
Beltline Road........  Irving               TX             (1)          414
  1,983        2,397        (502)    1989
Blanco Road..........  San Antonio          TX             (1)          801
  3,333        4,134        (821)    1988
Champions............  Houston              TX             (3)          484
  2,899        3,383        (164)    1998
Cinco Ranch..........  Houston              TX                          523
  2,584        3,107        (148)    1999
Cityplace............  Dallas               TX             (3)        1,118
  3,697        4,815        (157)    1999
East Lamar...........  Arlington            TX                          742
  2,109        2,851        (352)    1996
Federal..............  Houston              TX             (1)          552
  2,329        2,881        (569)    1988
First Colony.........  Missouri City        TX                          427
  2,137        2,564         (25)    2000
Fredicksburg.........  San Antonio          TX             (1)          645
  2,835        3,480        (678)    1987
Georgetown...........  Austin               TX                          403
  1,689        2,092        (247)    1997
Greenville...........  Dallas               TX             (2)          768
  3,262        4,030        (321)    1998
Helotes..............  San Antonio          TX             (4)          481
  2,334        2,815         (46)    2000
Henderson Pass.......  San Antonio          TX                        1,386
  2,274        3,660        (215)    1998
Henderson Street.....  Fort Worth           TX             (3)          338
  3,687        4,025        (129)    1999
Highway 78...........  San Antonio          TX                          392
  1,550        1,942        (131)    1998
Hill Country
 Village.............  San Antonio          TX             (1)          679
  2,824        3,503        (708)    1985
Hillcroft............  Houston              TX                           --
  3,670        3,670        (909)    1991
Hurst................  Hurst                TX             (1)          363
  1,533        1,896        (376)    1987
Imperial Valley......  Houston              TX             (1)          461
  1,969        2,430        (484)    1988
Irving/MacArthur
 Blvd. ..............  Irving               TX             (1)          674
  2,935        3,609        (737)    1985
Kingwood.............  Kingwood             TX                          525
  2,846        3,371        (594)    1988
Las Colinas..........  Irving               TX             (4)          478
  2,731        3,209         (19)    2000
Lewisville...........  Dallas               TX                          434
  2,552        2,986        (380)    1997
McArthur Crossing....  Irving               TX                          746
  2,909        3,655        (506)    1996
Medical Center.......  Houston              TX             (1)          737
  3,227        3,964        (912)    1989
Medical Center SA....  San Antonio          TX             (4)          660
  2,861        3,521         (56)    1998
Mission Bend.........  Houston              TX                          653
  2,735        3,388        (454)    1995
Nacodoches...........  San Antonio          TX                          381
  2,885        3,266        (218)    1998
North Austin.........  Austin               TX             (1)          609
  2,557        3,166        (603)    1986
North Carrollton.....  Carrollton           TX                          627
  2,747        3,374         (73)    2000
North Park...........  Kingwood             TX                          549
  2,160        2,709         (25)    2000
Oak Farm Dairy.......  Houston              TX             (3)        2,652
  3,468        6,120        (116)    1999
Oak Hills............  Austin               TX             (4)          149
  3,723        3,872        (155)    1999
Olympia..............  Missouri City        TX             (4)          489
  3,158        3,647         (80)    1998
Park Cities East.....  Dallas               TX                        1,017
  2,909        3,926        (538)    1995
Parker Road..........  Dallas               TX                          809
  2,206        3,015        (410)    1995
Preston Road.........  Dallas               TX                          703
  2,822        3,525        (414)    1997
Quarry...............  San Antonio          TX                          488
  3,668        4,156        (243)    1999
River Oaks...........  Houston              TX                        2,137
  7,786        9,923      (1,699)    1996


                                     DEPR.
    PROPERTY NAME      YEAR BUILT     LIFE
    -------------      ----------   --------
Denny Road...........    1988       360 mos.
Division.............    1992       360 mos.
Gresham..............    1996       360 mos.
Hillsboro............    1996       360 mos.
King City............    1986       360 mos.
Liberty Road.........    1993       360 mos.
Milwaukie............    1990       360 mos.
Oregon City..........    1992       360 mos.
Portland.............    1988       360 mos.
Salem................   1979/81     360 mos.
Airport..............    1985       360 mos.
Edgemont.............    1992       360 mos.
Painter's Crossing...    1998       360 mos.
West Chester.........    1980       360 mos.
Arlington/
 Forum 303...........    1984       360 mos.
Bandera Road.........    1981       360 mos.
Bedford..............    1984       360 mos.
Bee Caves Road.......    1999       360 mos.
Beltline Road........   1985/86     360 mos.
Blanco Road..........   1989/91     360 mos.
Champions............    1998       360 mos.
Cinco Ranch..........    1998       360 mos.
Cityplace............    1999       360 mos.
East Lamar...........    1996       360 mos.
Federal..............    1988       360 mos.
First Colony.........    1994       360 mos.
Fredicksburg.........   1978/82     360 mos.
Georgetown...........    1996       360 mos.
Greenville...........    1998       360 mos.
Helotes..............    2000       360 mos.
Henderson Pass.......    1995       360 mos.
Henderson Street.....    1999       360 mos.
Highway 78...........    1997       360 mos.
Hill Country
 Village.............    1982       360 mos.
Hillcroft............    1988       360 mos.
Hurst................    1974       360 mos.
Imperial Valley......    1987       360 mos.
Irving/MacArthur
 Blvd. ..............   1975/84     360 mos.
Kingwood.............    1988       360 mos.
Las Colinas..........    2000       360 mos.
Lewisville...........    1997       360 mos.
McArthur Crossing....    1996       360 mos.
Medical Center.......    1989       360 mos.
Medical Center SA....    1999       360 mos.
Mission Bend.........    1995       360 mos.
Nacodoches...........    1996       360 mos.
North Austin.........    1982       360 mos.
North Carrollton.....    1999       360 mos.
North Park...........    1996       360 mos.
Oak Farm Dairy.......    1999       360 mos.
Oak Hills............    1999       360 mos.
Olympia..............    1999       360 mos.
Park Cities East.....    1995       360 mos.
Parker Road..........    1995       360 mos.
Preston Road.........    1997       360 mos.
Quarry...............    1999       360 mos.
River Oaks...........    1989       360 mos.

                             (AMOUNTS IN THOUSANDS)



BUILDING      GROSS

EQUIP. &     PROPERTY     ACCUM.
    PROPERTY NAME           LOCATION        STATE   ENCUMBRANCES     LAND
OTHER        COSTS        DEPR.     OWNED SINCE
    -------------      -------------------  -----   ------------   --------
----------   ----------   ---------   -----------
Round Rock...........  Austin               TX                          386
  1,612        1,998        (240)    1997
San Antonio NE.......  San Antonio          TX             (1)          406
  1,734        2,140        (430)    1985
Slaughter Lane.......  Austin               TX                          592
  2,419        3,011        (346)    1997
South Cooper.........  Arlington            TX                          632
  2,590        3,222        (436)    1996
South Main...........  Houston              TX                          392
  1,067        1,459         (12)    2000
Southlake............  Dallas               TX             (3)          670
  3,006        3,676        (169)    1998
Spring Branch........  Houston              TX                          305
    483          788          (6)    2000
Sugarland............  Sugarland            TX             (1)          761
  3,068        3,829        (730)    1988
T.C. Jester..........  Houston              TX                          903
  4,081        4,984        (594)    1996
Thousand Oaks........  San Antonio          TX             (1)          421
  1,760        2,181        (447)    1986
Universal City.......  San Antonio          TX                          169
  1,614        1,783        (371)    1995
Valley Ranch.........  Coppell              TX                          791
  3,200        3,991        (433)    1997
West U...............  Houston              TX             (1)        1,121
  4,579        5,700      (1,105)    1989
Westchase............  Houston              TX                          351
  2,617        2,968         (30)    2000
Westheimer...........  Houston              TX             (1)          611
  2,507        3,118        (608)    1986
Windcrest............  San Antonio          TX                          626
  2,833        3,459        (403)    1996
Woodforest...........  Houston              TX                          538
  2,213        2,751        (349)    1996
Woodlands............  Houston              TX             (1)          737
  3,213        3,950        (796)    1988
Bayside..............  Virginia Beach       VA                          236
  1,174        1,410        (274)    1988
Burke................  Fairfax              VA                          634
  2,615        3,249        (400)    1996
Cascades.............  Sterling             VA             (2)        2,292
  3,733        6,025        (309)    1998
Cedar Road...........  Chesapeake           VA                          295
  1,248        1,543        (292)    1994
Charlottesville......  Charlottesville      VA                          305
  1,335        1,640        (330)    1994
Chesapeake...........  Chesapeake           VA                          454
  1,874        2,328        (280)    1996
Crater Road..........  Petersburg           VA                          224
    961        1,185        (237)    1994
Dale City............  Dale City            VA                          346
  1,677        2,023        (386)    1994
Fairfax..............  Fairfax              VA             (1)        1,137
  6,557        7,694      (1,424)    1986
Falls Church.........  Falls Church         VA             (1)        1,413
  5,918        7,331      (1,388)    1987
Gainesville..........  Gainesville          VA                          245
  1,079        1,324        (276)    1994
Herndon..............  Herndon              VA             (1)          582
  2,538        3,120        (630)    1988
Holland Road.........  Virginia Beach       VA                          204
    955        1,159        (245)    1994
Jeff Davis Hwy.......  Richmond             VA                          306
  1,290        1,596        (307)    1994
Kempsville...........  Virginia Beach       VA             (1)          279
  1,196        1,475        (280)    1989
Laskin Road..........  Virginia Beach       VA                          305
  1,331        1,636        (325)    1994
Leesburg.............  Leesburg             VA                          541
  2,209        2,750        (335)    1996
Manassas E. & W. ....  Manassas             VA             (1)          654
  3,004        3,658        (750)    1988
McLean...............  McLean               VA                           (6)
  3,641        3,635        (433)    1997
Merrifield...........  Fairfax              VA             (3)        3,192
  5,313        8,505        (165)    1999
Midlothian Turnpike..  Richmond             VA                          646
  2,660        3,306        (395)    1996
Newport News North...  Newport News         VA                          574
  2,542        3,116        (376)    1996
Newport News. S......  Newport News         VA             (1)          496
  2,285        2,781        (543)   1985/92
North Richmond.......  Richmond             VA             (1)          344
  1,457        1,801        (360)    1988
Old Towne............  Alexandria           VA             (4)        2,038
  7,978       10,016        (389)    1999
Potomac Mills........  Potomac Mills        VA             (2)        1,122
  3,616        4,738        (342)    1997
Princess Anne Road...  Virginia Beach       VA                          305
  1,274        1,579        (288)    1994
S. Military Highway..  Virginia Beach       VA                          289
  1,423        1,712        (217)    1996
Temple Avenue........  Petersburg           VA                          297
  1,292        1,589        (319)    1994
Virginia Beach.......  Virginia Beach       VA                          502
  2,232        2,734        (540)    1989
Auburn...............  Auburn               WA                          760
  2,894        3,654        (537)    1996
Bellefield...........  Bellevue             WA                          957
  3,887        4,844        (567)    1996
Bellevue East &
 West................  Bellevue             WA             (1)        2,385
 11,964       14,349      (2,069)    1984
Bellingham...........  Bellingham           WA          1,376           601
  2,527        3,128        (587)    1981
Bremerton............  Bremerton            WA                          563
  2,296        2,859        (263)    1997
Burien...............  Seattle              WA                          646
  2,818        3,464        (684)    1985
Burien II............  Seattle              WA                          388
  1,737        2,125        (411)    1985
Canyon Park JV.......  Bothell              WA                        1,023
  3,183        4,206      (1,026)    1996


                                     DEPR.
    PROPERTY NAME      YEAR BUILT     LIFE
    -------------      ----------   --------
Round Rock...........    1995       360 mos.
San Antonio NE.......    1982       360 mos.
Slaughter Lane.......    1994       360 mos.
South Cooper.........    1996       360 mos.
South Main...........    1999       360 mos.
Southlake............    1998       360 mos.
Spring Branch........    1996       360 mos.
Sugarland............    1987       360 mos.
T.C. Jester..........    1990       360 mos.
Thousand Oaks........    1987       360 mos.
Universal City.......    1985       360 mos.
Valley Ranch.........    1995       360 mos.
West U...............    1988       360 mos.
Westchase............    1998       360 mos.
Westheimer...........    1977       360 mos.
Windcrest............    1975       360 mos.
Woodforest...........    1996       360 mos.
Woodlands............    1988       360 mos.
Bayside..............    1984       360 mos.
Burke................    1984       360 mos.
Cascades.............    1998       360 mos.
Cedar Road...........    1989       360 mos.
Charlottesville......    1984       360 mos.
Chesapeake...........    1986       360 mos.
Crater Road..........    1987       360 mos.
Dale City............    1986       360 mos.
Fairfax..............    1980       360 mos.
Falls Church.........    1988       360 mos.
Gainesville..........    1988       360 mos.
Herndon..............    1985       360 mos.
Holland Road.........    1985       360 mos.
Jeff Davis Hwy.......    1990       360 mos.
Kempsville...........    1985       360 mos.
Laskin Road..........    1984       360 mos.
Leesburg.............    1986       360 mos.
Manassas E. & W. ....    1984       360 mos.
McLean...............    1997       360 mos.
Merrifield...........    1999       360 mos.
Midlothian Turnpike..    1984       360 mos.
Newport News North...    1986       360 mos.
Newport News. S......    1985       360 mos.
North Richmond.......    1984       360 mos.
Old Towne............    1999       360 mos.
Potomac Mills........    1997       360 mos.
Princess Anne Road...    1985       360 mos.
S. Military Highway..    1984       360 mos.
Temple Avenue........    1989       360 mos.
Virginia Beach.......    1985       360 mos.
Auburn...............    1996       360 mos.
Bellefield...........    1978       360 mos.
Bellevue East &
 West................    1975       360 mos.
Bellingham...........    1981       360 mos.
Bremerton............    1976       360 mos.
Burien...............    1974       360 mos.
Burien II............    1979       360 mos.
Canyon Park JV.......    1990       360 mos.

                             (AMOUNTS IN THOUSANDS)



BUILDING      GROSS

EQUIP. &     PROPERTY     ACCUM.
    PROPERTY NAME           LOCATION        STATE   ENCUMBRANCES     LAND
OTHER        COSTS        DEPR.     OWNED SINCE
    -------------      -------------------  -----   ------------   --------
----------   ----------   ---------   -----------
Canyon Rd. ..........  Puyallup             WA                          234
    972        1,206        (150)    1996
Capitol Hill.........  Seattle              WA                          839
  5,245        6,084      (2,200)    1987
Corporate Office.....  Seattle              WA                        3,915
 18,404       22,319      (5,642)    1998
E. Bremerton.........  Bremerton            WA                          576
  2,403        2,979        (378)    1996
East Lynnwood........  Lynnwood             WA             (1)          482
  2,071        2,553        (517)    1986
Edmonds..............  Edmonds              WA                        1,190
  4,918        6,108      (1,166)    1984
Everett..............  Everett              WA                          512
  2,233        2,745        (576)    1981
Factoria.............  Bellevue             WA             (1)          580
  2,405        2,985        (573)    1984
Factoria Square......  Bellevue             WA                        1,226
  4,967        6,193        (742)    1996
Federal Way..........  Federal Way          WA             (1)          862
  3,576        4,438        (870)    1984
Fife.................  Tacoma               WA                          440
  1,832        2,272        (446)    1984
Gig Harbor...........  Gig Harbor           WA                        1,059
    843        1,902         (51)    1999
Hazel Dell...........  Vancouver            WA                        1,073
  2,918        3,991        (703)    1996
Highland Hill........  Tacoma               WA                          592
  2,420        3,012        (569)    1981
Interbay.............  Seattle              WA                          952
  3,896        4,848        (935)    1987
Issaquah.............  Issaquah             WA             (1)          615
  2,579        3,194        (647)    1985
Juanita..............  Kirkland             WA             (4)          877
  4,629        5,506        (118)    1998
Kennydale............  Renton               WA                          816
  3,412        4,228        (491)    1996
Kent.................  Kent                 WA                          544
  2,294        2,838        (271)    1997
Lacey................  Olympia              WA                          185
  1,087        1,272        (117)    1997
Lake City............  Seattle              WA                          572
  2,643        3,215        (767)    1995
Lake Union...........  Seattle              WA                        2,956
  5,774        8,730      (1,252)    1998
Lakewood 512.........  Tacoma               WA                          920
  3,901        4,821        (893)  87/88/91
Lynnwood.............  Lynnwood             WA                          757
  3,198        3,955        (370)    1997
Mill Creek...........  Everett              WA             (3)          627
  4,272        4,899        (217)    1998
North Spokane........  Spokane              WA             (1)          581
  2,503        3,084        (632)    1984
Parkland.............  Tacoma               WA                          391
  1,642        2,033        (193)    1997
Pier 57..............  Seattle              WA             (3)          872
  4,888        5,760        (259)    1986
Pt. Orchard..........  Pt. Orchard          WA                          483
  2,057        2,540        (316)    1997
Redmond..............  Redmond              WA             (3)          537
  5,793        6,330        (303)    1998
Renton...............  Renton               WA             (1)          625
  2,672        3,297        (689)    1984
Salmon Creek.........  Vancouver            WA                          759
  3,329        4,088        (457)    1997
Sammamish............  Redmond              WA             (2)          963
  4,044        5,007        (317)    1998
Shoreline/ Aurora
 N. .................  Seattle              WA             (1)        1,495
  6,269        7,764      (1,503)    1986
Smokey Point.........  Arlington            WA             (1)          232
  1,039        1,271        (262)    1987
South Center.........  Renton               WA                          425
  1,947        2,372        (493)    1985
South Hill...........  Seattle              WA                          300
  1,333        1,633        (280)    1995
South Tacoma.........  Tacoma               WA             (1)          315
  1,366        1,681        (314)    1987
Spokane..............  Spokane              WA                          227
    988        1,215        (130)    1997
Sprague..............  Tacoma               WA                        1,152
  3,221        4,373        (759)    1996
Totem Lake...........  Kirkland             WA                          660
  2,773        3,433        (688)    1984
Vancouver Mall.......  Vancouver            WA             (1)          364
  1,675        2,039        (434)    1980
West Olympia.........  Olympia              WA                          351
  1,450        1,801        (167)    1997
West Seattle.........  Seattle              WA                          698
  4,206        4,904        (555)    1997
Whitecenter..........  Seattle              WA             (1)          559
  2,389        2,948        (576)    1980
Woodinville..........  Woodinville          WA                          674
  2,780        3,454        (658)    1984
Excess Land SSPHI....                                      --           269
     --          269          --     1995
                                                      -------      --------
----------   ----------   ---------
                                                      $15,133      $248,741
$1,012,625   $1,261,366   $(169,598)
                                                      =======      ========
==========   ==========   =========


                                     DEPR.
    PROPERTY NAME      YEAR BUILT     LIFE
    -------------      ----------   --------
Canyon Rd. ..........    1986       360 mos.
Capitol Hill.........    1988       360 mos.
Corporate Office.....    1998       360 mos.
E. Bremerton.........    1985       360 mos.
East Lynnwood........    1978       360 mos.
Edmonds..............   1974/75     360 mos.
Everett..............    1978       360 mos.
Factoria.............    1984       360 mos.
Factoria Square......    1989       360 mos.
Federal Way..........    1975       360 mos.
Fife.................    1977       360 mos.
Gig Harbor...........    1980       360 mos.
Hazel Dell...........    1989       360 mos.
Highland Hill........    1982       360 mos.
Interbay.............    1988       360 mos.
Issaquah.............    1986       360 mos.
Juanita..............    1999       360 mos.
Kennydale............    1991       360 mos.
Kent.................    1977       360 mos.
Lacey................    1977       360 mos.
Lake City............    1987       360 mos.
Lake Union...........    1998       360 mos.
Lakewood 512.........   1979/81     360 mos.
Lynnwood.............    1979       360 mos.
Mill Creek...........    1998       360 mos.
North Spokane........    1976       360 mos.
Parkland.............    1980       360 mos.
Pier 57..............    1912       360 mos.
Pt. Orchard..........    1991       360 mos.
Redmond..............    1998       360 mos.
Renton...............   1979/89     360 mos.
Salmon Creek.........    1997       360 mos.
Sammamish............    1998       360 mos.
Shoreline/ Aurora
 N. .................    1978       360 mos.
Smokey Point.........   1984/87     360 mos.
South Center.........    1979       360 mos.
South Hill...........    1980       360 mos.
South Tacoma.........    1975       360 mos.
Spokane..............    1976       360 mos.
Sprague..............   1950/89     360 mos.
Totem Lake...........    1978       360 mos.
Vancouver Mall.......    1982       360 mos.
West Olympia.........    1978       360 mos.
West Seattle.........    1997       360 mos.
Whitecenter..........    1981       360 mos.
Woodinville..........   1982/84     360 mos.
Excess Land SSPHI....


---------------
(1) These properties are encumbered through one mortgage loan totaling $122,580.

(2) These properties are encumbered through one mortgage loan totaling $45,050.

(3) These properties are encumbered through one mortgage loan totaling $62,266.

(4) These properties are encumbered through one mortgage loan totaling $60,400.

             SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION



     The following tables reconcile the changes in land, building, equipment and other, as well as accumulated depreciation over the last two years.



(Amounts in thousands)
LAND, BUILDING, EQUIPMENT AND OTHER
Balance at December 31, 1998................................
$1,069,381
  Deconsolidation of SSC Benelux & Co. .....................
(58,014)
  Additions during the period
     Acquisitions...........................................  $ 9,330
     Developments...........................................   94,487
     Facility Expansions....................................    8,304
     Improvements and Other.................................    8,097
                                                              -------

120,218
     Cost of Real Estate Sold...............................
(7,130)

----------
Balance at December 31, 1999................................
1,124,455
  Additions during the period
     Acquisitions...........................................  $40,963
     Developments...........................................   88,593
     Facility Expansions....................................      187
     Improvements and Other.................................    8,035
                                                              -------

137,778
     Cost of Real Estate Sold...............................
(867)

----------
Balance at December 31, 2000................................
$1,261,366

==========
ACCUMULATED DEPRECIATION
Balance at December 31, 1998................................             $
106,527
  Deconsolidation of SSC Benelux & Co. .....................
(2,838)
  Depreciation expense......................................
32,305
  Disposal..................................................
(2,061)

----------
Balance at December 31, 1999................................
133,933
  Depreciation expense......................................
36,447
  Disposal..................................................
(782)

----------
Balance at December 31, 2000................................             $
169,598

==========

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


     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the table of contents on page 72 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. Such schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


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

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. Financial Statements


                                                               PAGE
                                                                NO.
                                                              -------
Consolidated Balance Sheets at December 31, 2000 and 1999...      45
For the years ended December 31, 2000, 1999 and 1998:
  Consolidated Statements of Income.........................      46
  Consolidated Statements of Shareholders' Equity...........      47
  Consolidated Statements of Cash Flows.....................      48
  Notes to Consolidated Financial Statements................   49-63
  Schedule III Real Estate and Accumulated Depreciation.....   64-70
  Independent Auditors' Report..............................      71


        2. Financial Statement Schedules


     Schedule III -- Real Estate and Accumulated Depreciation has been included as noted above.

        3. Exhibits


      3.1   Articles of Incorporation of the Registrant(1)
      3.2   Designation of Rights and Preferences of Series A Junior
            Participating Preferred Stock (Exhibit 3.2)(2)
      3.3   Designation of Rights and Preferences of 8.8% Series B
            Cumulative Redeemable Preferred Stock (Exhibit 3.3)(2)
      3.4   Restated Bylaws of the Registrant (Exhibit 3.4)(2)
      3.5   Designation of Rights and Preferences of 8.7% Series C
            Cumulative Redeemable Preferred Stock (Exhibit 3)(3)
      4.1   Rights Agreement between the Registrant and Gemisys
            Corporation dated as of March 17, 1994 (Exhibit 2.1)(4)
      4.2 First Amendment to Rights Agreement between the Registrant and Gemisys Corporation dated May 13, 1997 (Exhibit 4.2)(5)
      4.3 Indenture between the Registrant and LaSalle National Bank, as Trustee, dated April 25, 1997, (Exhibit 10.4)(6)
      4.4   Supplemental Indenture dated July 11, 1997**
      4.5   Form of 7 1/2% Notes due 2001 (Exhibit 4.1)(7)
      4.6   Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(7)
     10.1   Amended and Restated Loan Agreement between Nomura Asset
            Capital Corp., as Lender, and SSC Property Holdings, Inc., as Borrower, dated as of June 8, 1994 (Exhibit 10.4)(8)
     10.2   Amended and Restated Collection Account and Servicing
            Agreement among SSC Property Holdings, Inc., Pacific Mutual
            Life Insurance Company, LaSalle National Bank and Nomura
            Asset Capital Corp. dated as of June 8, 1994 (Exhibit
            10.5)(8)
     10.3   Amended and Restated Loan Agreement among Shurgard Storage
            Centers, Inc., Seattle-First National Bank, KeyBank of
            Washington, U.S. Bank of Washington and LaSalle National
            Bank dated September 9, 1996 (Exhibit 99.40)(9)
     10.4 First Amendment to Amended and Restated Loan Agreement dated as of November 14, 1996 (Exhibit 10.8)(5)
     10.5 Second Amendment to Amended and Restated Loan Agreement dated as of March 12, 1997 (Exhibit 10.10)(10)
     10.6 Third Amendment to Amended and Restated Loan Agreement dated as of July 27, 1997 (Exhibit 10.6)(11)
     10.7 Fourth Amendment to Amended and Restated Loan Agreement dated as of January 30, 1998 (Exhibit 10.7)(11)
     10.8 Fifth Amendment to Amended and Restated Loan Agreement dated as of May 1, 1998 ((Exhibit 10.1)(12)
     10.9 Sixth Amendment to Amended and Restated Loan Agreement dated as of October 27, 1998 (Exhibit 10.1)(13)
     10.10 Agreement and Plan of Merger between the Registrant and Shurgard Incorporated dated as of December 19, 1994 (Exhibit
            10.7)(14)
    *10.11  Amended and Restated 1993 Stock Option Plan (Exhibit
            10.7)(11)
    *10.12  Amended and Restated Stock Incentive Plan for Nonemployee
            Directors (Exhibit 10.7)(15)
    *10.13  1995 Long-Term Incentive Compensation Plan(16)
    *10.14 Form of Business Combination Agreement, together with schedule of actual agreements

     10.15  Partnership Agreement, dated April 28, 1998, between
            Shurgard Development I, Inc. and Fremont Storage Partners I,
            L.P. forming Shurgard/Fremont Partners I (Exhibit 1.1)(17)
     10.16 Seventh Amendment to Amended and Restated Loan Agreement dated as of April 28, 1999 (Exhibit 10.3)(18)
     10.17  Partnership Agreement, dated March 17, 1999, between
            Shurgard Development II, Inc. and Fremont Storage Partners
            II, L.L.C, forming Shurgard/Fremont Partners II (Exhibit
            10.1)(18)
     10.18  First Amendment to Partnership Agreement between Shurgard
            Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II as of April 27, 1999.
            (Exhibit 10.2)(18)
     10.19  Second Amended and Restated Loan Agreement among Shurgard
            Storage Centers, Inc., Bank of America, N.A., Key Bank
            National Association, U.S. Bank National Association, and
            LaSalle Bank National Association, dated September 30, 1999.
            (Exhibit 10.1)(19)
     10.20 First Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of
            America, N.A., Key Bank National Association, U.S. Bank
            National Association, and LaSalle Bank National Association, dated September 30, 1999(20)
     10.21 Second Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of
            America, N.A., Key Bank National Association, U.S. Bank
            National Association, LaSalle Bank National Association, The
            Bank of Novia Scotia, and Bank One, dated December 16,
            1999(20)
     10.22  Separation Agreement and Mutual General Release among
            Shurgard Storage Centers, Inc. and Michael and Tina Rowe, dated January 26, 2000(20)
     10.23  Third Amendment to the Second Amended and Restated Loan
            Agreement among Shurgard Storage Centers, Inc., Bank of
            America, N.A., Key Bank National Association, U.S. Bank
            National Association, LaSalle Bank National Association, The
            Bank of Nova Scotia and Bank One, N.A., dated March 31,
            2000(21)
     10.24  Service Agreement between Shurgard Storage Centers, Inc.,
            David K. Grant, and SSC Benelux & Co., SCA dated June 7,
            2000(22)
     10.25  Limited Liability Company Agreement between Shurgard
            Development IV, Inc. and Chase Capital Partners Real Estate
            Storage, LLC forming CCP/Shurgard Venture, LLC, dated May
            12, 2000(22)
     10.26 Form of Business Combination Agreement dated July 27, 2000, together with schedule of actual agreements(23)
     10.27  2000 Long-Term Incentive Compensation Plan**
     10.28  Agency Agreement between Shurgard Storage Centers, Inc. and
            First Security Bank, N. A., dated February 26, 2001**
     10.29  Credit Agreement among Shurgard Storage Centers, Inc., First
            Security Bank, N.A. and Bank of America, N.A., dated
            February 26, 2001**
     10.30  Lease Agreement between First Security Bank, N.A. and
            Shurgard Storage Centers, Inc., dated February 26, 2001**
     10.31  Security Agreement between Shurgard Storage Centers, Inc.,
            First Security Bank, N.A. and Bank of America, N.A., dated
            February 26, 2001**
     10.32  Participation Agreement among Shurgard Storage Centers,
            Inc., Shurgard Evergreen, L.P., Shurgard Texas, L.P.,
            Shurgard Institutional Fund, L.P. II, SSC Evergreen, Inc.,
            First Security Bank, N.A., Bank of America, N.A., Bank
            Hapoalim B.M., The Bank of Nova Scotia, Bank One, N.A.,
            Commerzbank, AG, New York and Grand Cayman Branches,
            Keybank, N.A., Suntrust Bank, U.S. Bank, N.A., Washington
            Mutual Bank, Fleet National Bank, and LaSalle Bank, N.A., dated February 26, 2001**

     10.33  Trust Agreement among Shurgard Storage Centers, Inc., First
            Security Bank, N.A., Bank of America, N.A., Bank Hapoalim,
            B.M., Bank of Nova Scotia, Commerzbank, AG, New York and
            Grand Cayman Branches, Keybank, N.A., Suntrust Bank, U.S.
            Bank, N.A., Washington Mutual Bank, Fleet National Bank, and
            LaSalle Bank, N.A., dated February 26, 2001**
     10.34  Amended and Restated Limited Liability Company Agreement of
            CCP/Shurgard Venture, LLC, between Shurgard Development IV,
            Inc. and CCPRE-Storage, LLC, dated December 26, 2000.**
     10.35  Loan Agreement between CCP/Shurgard Venture, LLC and General
            Electric Capital Corporation, dated December 28, 2000.**
     10.36  Contribution Agreement between Shurgard Development IV,
            Inc., Shurgard Storage Centers, Inc., Shurgard Texas L.P.,
            SSC Evergreen, CCPRE-Storage, LLC, and CCP/Shurgard Venture,
            LLC, dated December 28, 2000.**
     10.37  Third Amended and Restated Loan Agreement among Shurgard
            Storage Centers, Inc., and Bank of America, N.A., Bank One,
            N.A. Commerzbank AG, New York and Grand Cayman Branches and
            U.S. Bank, N.A. dated February 26, 2001.**
     12.1   Statement Re: Computation of Earnings to Fixed Charges**
     21.1   Subsidiaries of the Registrant**
     23.1   Consent of Deloitte & Touche LLP


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


 ** Filed previously.


     (b) Reports on Form 8-K

     On December 26, 2000, we filed Form 8-K which announced that the Company exercised its option to purchase the partnership interest of Fremont Storage Partners I, L.P. in Shurgard/Fremont Partners I.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 30th day of July 2001.


                                          SHURGARD STORAGE CENTERS, INC.


                                          By:      /s/ HARRELL L. BECK
                                            ------------------------------------


                                                      Harrell L. Beck

                                                   Senior Vice President
                                                  Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 30th day of July 2001.



                      SIGNATURE
TITLE
                      ---------
-----
                /s/ CHARLES K. BARBO                       Chairman of the
Board, President and Chief
-----------------------------------------------------        Executive Officer
(Principal Executive
                  Charles K. Barbo                         Officer) Senior Vice
President, Treasurer,

                 /s/ HARRELL L. BECK                          Chief Financial
Officer and Director
-----------------------------------------------------         (Principal
Financial and Accounting
                   Harrell L. Beck
Officer)

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