Form 10-Q
period 2001-06-30
SHURGARD STORAGE CENTERS INC
filed 2001-08-07
CIK 906933

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Shares outstanding at August 1, 2001:

Class A Common Stock, $.001 par value, 29,789,891 shares outstanding

Class B Common Stock, $.001 par value, 154,604 shares outstanding

Shurgard Storage Centers, Inc.

Part I, Item 1: Consolidated Balance Sheets

(Amounts in thousands except share data)

Shurgard Storage Centers, Inc.

Part I, Item 1: Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except share data)

Shurgard Storage Centers, Inc.

Part I, Item 1: Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except share data)

Shurgard Storage Centers, Inc.

Part I, Item 1: Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Consolidated Financial Statements

Six Months Ended June 30, 2001

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

European operations are not being consolidated, but are reported under the equity method. The joint venture agreement requires a vote of two thirds of the Board of Managers for all major decisions; however, we continue to exercise significant influence over SSC Benelux & Co., SCA through our control of half of the seats on the Board of Managers.

In March 2001, the Board of Directors approved a plan to acquire all or substantially all of the voting stock of Storage To Go, Inc. (STG) and to convert, subject to certain conditions, substantially all of our existing loans to STG into equity. In June 2001, we purchased all of the issued and outstanding shares of STG stock. We began consolidating STG in our financial statements as of the date of the purchase. In addition, in June 2001, we converted a $16.2 million note receivable into equity. If we had consolidated STG as of January 1, 2001, the total consolidated revenues for the quarter ended June 30, 2001 and the six-month period ended June 30, 2001 would have been $58.9 million and $113.2 million, respectively; there would not have been any material effect to our consolidated net income or net income per share.

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

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative reduction to Other Comprehensive Income (OCI) of $35,000. The reduction in OCI was attributable to losses on cash flow hedges. There was no net gain or loss recognized in earnings for the six months ended June 30, 2001 due to hedge ineffectiveness. Changes in the time value of an interest rate cap have been excluded from the assessment of hedge effectiveness, and our pro rata portion of this loss of $3,000 and $22,000 for the three months and six months ended June 30, 2001, respectively, is reported in "Interest income and other" on the Consolidated Statement of Net Income. Approximately $25,000 of OCI will be reclassified into earnings during the next twelve months through amortization.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We are required to implement SFAS No. 141 on July 1, 2001, and have not determined the impact that this statement will have on our consolidated financial position or results of operations.

In July 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We are required to implement SFAS No. 142 on January 1, 2002, and we have not determined the impact that this statement will have on our consolidated financial position or results of operations.

Basic average shares outstanding for the six months ended June 30, 2001 and 2000 were 29,853,549 and 29,363,484, respectively, while the three months ended June 30, 2001 and 2000 were 29,873,915 and 29,368,583, respectively. Diluted average shares outstanding for the six months ended June 30, 2001 and 2000 were 30,208,418 and 29,435,192, respectively, while the three months ended June 30, 2001 and 2000 were 30,307,423 and 29,440,612, respectively.

Note B - Lines of Credit

We have an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants and guarantees under certain tax retention operating leases. At June 30, 2001, the current available amount was $180 million. There was no balance outstanding on this line of credit as of June 30, 2001.

Note C - Notes Payable

On January 30, 2001, we purchased the remaining 90% interest in Shurgard/Fremont Partners I for $27.7 million. As a result of the purchase, the partnership is now wholly owned by Shurgard. Concurrent with the closing, we repaid the partnerships outstanding mortgage financing of approximately $45.0 million.

On February 22, 2001, we issued $200 million in senior unsecured notes that are ten-year notes bearing interest at 7.75% and are due 2011. The notes require semi-annual interest payments due February 22 and August 22.

On March 31, 2001, we paid off a $122.6 million note to a financial services company and incurred $1.0 million in expenses in connection with the early extinguishment of this debt.

On April 30, 2001, we paid off a $1.4 million mortgage note.

The principal maturities of debt over the next five fiscal years are approximately $6.5 million in 2001; $62.2 million in 2002; $64.5 million in 2003; $57.3 million in 2004; and $250 million in 2006 and beyond. Each of these notes contains covenants that require us to submit financial information and maintain certain financial ratios. For a further discussion see Note G-Notes Payable in our 2000 Annual Report on Form 10-K, as amended.

Note D - Storage Centers

Building and equipment are presented net of accumulated depreciation of $192.8 million and $169.6 million as of June 30, 2001 and December 31, 2000, respectively. We have entered into 19 construction contracts for developments of new or improvements to existing storage centers. Outstanding commitments under these contracts total $13.0 million.

Note E - Shareholders Equity

During the first six months of 2001, we issued 9,399 shares of Class A common stock in connection with our Dividend Reinvestment Plan (the Plan). The Plan offers shareholders an opportunity to invest cash dividends in additional shares at a 2% discount from the current market price. All shareholders are eligible to participate. Additionally, we issued 114,440 shares in connection with the exercise of employee stock options and the Employee Stock Purchase Plan and 39,525 shares of restricted stock were issued, of which 38,025 were granted prior to December 31, 2000.

On April 27, 2000, the Board approved the extension of maturity dates of certain promissory notes to Class B common stockholders to March 1, 2003. The extended notes require quarterly payments of interest at 200 basis points above LIBOR, while those not extended are non-interest bearing. For the six months ending June 30 2001, we received $17,467 in interest income on these notes and $409,940 in principal payments, while for three months ending June 30, 2001 we received $10,487 in interest income on these notes and $245,435 in principal payments .

In February 2001, we raised $86.25 million (approximately $83.0 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share.

Note F - Other Comprehensive Income

SFAS No. 133 requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

The effect of the implementation of SFAS No. 133 on our earnings was not significant. Subsequent to our adoption of SFAS No. 133 for the six months ended June 30, 2001, other assets decreased $46,000, other liabilities increased $737,000, minority interest in these derivatives decreased $701,000 and other comprehensive income increased $148,000. For the three months ended June 30, 2001, other assets decreased $16,000, other liabilities decreased $6,000, minority interest in these derivatives decreased $7,000 and other comprehensive income increased $600. Total accumulated other comprehensive income was $148,000 as of June 30, 2001.

Note G - Contingent Liability and Commitments

As a general partner, we are contingently liable for the debt of a European joint venture, which at June 30, 2001 totaled $129 million. We have guaranteed $26.3 million in outstanding debt for five properties related to an agreement with a California developer. We have also guaranteed all or portions of the debt of certain domestic joint ventures and joint venture partners, which at June 30, 2001 totaled $19.6 million.

Under the terms of the Shurgard/Fremont Partners II (SFPII) agreements we are committed to make an option payment of approximately $14 million. If we choose to exercise the option to purchase SFP II properties or our partners interest, the option payment will be applied toward the purchase price of the properties.

NOTE H - LEASE OBLIGATIONS

We lease certain parcels of land and buildings under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

In February 2001, we executed an agreement with a third party to enter into up to $250 million worth of tax retention operating leases in connection with the line of credit discussed in Note B. We anticipate that most of our development projects over the next two years will be developed by this third party and leased through this facility. Under the related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we exercise our options, the purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the third party at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we will have no legal ownership in these properties. As of June 30, 2001, the third party has three storage centers under construction, has purchased land for construction of two additional storage centers and has one store in rent up. The lease term for these properties begins upon the third party's acquisition of the land and/or property. Rent commences under the lease upon completion of construction and equals 85% of the storage center's positive monthly net operating income. In connection with these leases, we are contingently liable for residual lease guarantees totaling $12.3 million as of June 30, 2001.

Note I - Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three months ended June 30, 2001 and 2000.

The following summarizes the computation of basic and diluted net income per share for the six months ended June 30, 2001 and 2000.

Note J - Segment Reporting

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers. We do not allocate development and acquisition expense, depreciation and amortization, general, administrative and other, interest expense, interest income and other (net) and minority interest to the segments.

Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following tables illustrate the results using the 2001 Same Store and New Store base for reportable segments as of and for three months and six months ended June 30, 2001 and 2000. Same Stores includes all stores acquired prior to January 1, 2000, and domestic developments opened prior to January 1, 1999. New Stores represents all stores acquired on or after January 1, 2000, and domestic developments opened on or after January 1, 1999:

The following table reconciles the reportable segments real estate operations revenue per the table above to consolidated total revenue for the three months and six months ended June 30, 2001 and 2000.

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months and six months ending June 30, 2001 and 2000:

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months and six months ended June 30, 2001 and 2000.

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

INTERNAL GROWTH

The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous years comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following tables summarize Same Store operating performance for the second quarter and first six months of 2001 and 2000:

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

  Same Store revenue in the second quarter increased 8.4% over the same quarter in 2000. We attribute these improvements to the new sales and marketing initiatives. Rental revenue gains were primarily a function of a 7.4% increase in rental rates. Occupancy remained the same as the same period last year at 87%. Increases in retail sales, administrative fees and other income contributed $720,000 to revenue increases from second quarter 2000 to second quarter 2001.

  In an effort to accelerate Same Store growth, during 2000 we implemented a number of sales initiatives that included direct sales, commercial accounts and e-commerce. The impact of these initiatives on Same Store revenue was not realized upon implementation, but rather gradually over 2000. We are using Same Store revenue growth and occupancy increases as the primary measure of these initiatives success. Since June of 1999 we have increased revenue growth from 3.8% to 8.4% year over year when measured for the quarter. Based on these results, we have increased our direct sales force in 2001 and will continue with our commercial accounts and e-commerce initiatives. In addition to these very positive results from the recently implemented sales and marketing programs we aggressively pushed rates at the beginning of the second quarter (on a quarter over quarter basis our collected rate per square foot was up 7.4%).

  Historically, average occupancy for the second quarter has been 1 to 3 percentage points higher than average occupancy for the first quarter. The second quarter of 2001 was at the lower end of this range. In addition, although our average occupancy was the same for the second quarter of 2001 and the comparable quarter of 2000, our occupancy level at the end of June 2001 was below the occupancy level for the same time last year. During the third quarter, we will monitor and react to factors influencing occupancy rates, including the results of our marketing and sales initiatives, changes in general economic conditions, and the impact of rate increases. If the average occupancy results reflected in the second quarter continue, we anticipate NOI growth will be the 6-8% range for the second half of 2001.

  Direct property operating expenses increased 7.2% in 2001 as compared to 2000 primarily due to increased marketing and sales expenses. As a result of the marketing and sales expenses annualizing during the 3rd quarter of this year we would expect our year over year expense growth for the last half of the year to decline to the 2 to 4% range. The decrease in indirect costs is the result of including certain costs in direct operating expense that previously were included in indirect expense.

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

Same store revenue for the first six months of 2001 rose 8.7% over the same period last year primarily due to rent increases, as well as occupancy increases. Increases in retail sales and other income of approximately $1 million for the first half of 2001 over the first half of 2000 contributed to revenue gains. Direct operating expenses for the first six months of 2000 increased 5.9% due to increases in real estate taxes due to higher assessments, increased personnel costs and increased marketing expenditures related to our new initiatives.

In addition to the increase in direct property operating expenses that are included in NOI, indirect operating expenses increased 1.8% for the six months ended June 30, 2001 compared to the previous year. The increase represents marketing, information technology and indirect operations management costs necessary to carry out the initiatives implemented during 2000. This increase is partially offset by a reclassification of certain indirect costs that are now included in direct operating expense.

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

Domestic Acquisitions

During the first six months of 2001, we acquired two additional storage centers located in Illinois and Northern California totaling 117,500 net rentable square feet. These storage centers were acquired through a lease of the building and land.

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

Increases in revenue and NOI for the second quarter and six months ended June 30, 2001 reflect the increase in the number of stores as compared to prior year periods. Increases in occupancy over the prior periods reflect the acquisitions of stores that were in rent up at acquisition. For the one month ended June 30, 2001, these acquisitions had net operating income of $203,000 which represents 82.4% of projected monthly NOI at maturity. The yield for these 2000 acquisitions is 8.7% (calculated as actual net operating income for the first six months of 2001, annualized, divided by the purchase price) and is expected to increase as the newly developed stores improve.

Additionally, we have an agreement with a California developer under which it purchases sites in Southern California and constructs storage centers on them according to our specifications. Upon completion of the rent up period, the storage centers are purchased by a joint venture in which we owned 77.3% as of June 30, 2001. Prior to such purchase, we have no ownership in the properties and as such, they are not included in any discussions of operating results under SEGMENT PERFORMANCE. The developers interest in the joint venture is based on a predetermined formula and the current value of each property at the time of purchase. During the fourth quarter of 1999, the joint venture purchased one of the completed storage centers for $3.1 million and during the second quarter of 2000 the joint venture purchased one additional storage center for $11.0 million. At June 30, 2001, this developer had one property under construction in connection with this agreement, land purchased pending construction for one property and three completed stores in rent up. For a further discussion of this agreement, see our 2000 Annual Report on Form 10-K, as amended. At June 30, 2001, we had guaranteed $26.3 million in outstanding debt for five properties related to this agreement and may guarantee additional amounts as future properties are developed.

Domestic Development

We opened three domestic storage centers during the first six months of 2001, and, when all phases are complete, these projects will total approximately 177,000 net rentable square feet with an estimated total cost of $11.6 million.

We, or our joint venture partners, opened 21 domestic storage centers in 2000, and, when all phases are complete, these 21 projects will total approximately 1.3 million net rentable square feet with an estimated total cost of $98.3 million. Three of these storage centers were developed through our Tennessee and Florida joint ventures and 18 were contributed to CCP/Shurgard Venture, LLC (CCP/Shurgard). (For a further discussion of CCP/Shurgard, see DEVELOPMENT FINANCING ARRANGEMENTS in our 2000 Annual Report on Form 10-K, as amended). These 2000 developments together generated $444,000 and $545,000 in net operating income for the second quarter and the first six months of 2001, respectively. For the month of June 2001, these developments had NOI of $198,000, which represents 20% of projected monthly NOI at maturity, and averaged 45% occupancy. The operating results of these 2000 developments are included in the New Store Results in the previous section. Of these 21 storage centers, nine opened in December 2000 and two in October 2000, and, therefore, were in early rent-up stages in the first six months of 2001.

We, or our joint venture partners, opened 21 domestic storage centers in 1999. When all phases are complete, these 21 projects will total approximately 1,454,000 net rentable square feet with an estimated total cost of $113.5 million. Six of these storage centers were developed through our Florida joint ventures, three were contributed to CCP/Shurgard and nine were contributed to Shurgard/Fremont Partners II (see DEVELOPMENT FINANCING ARRANGEMENTS in our 2000 Annual Report on Form 10-K, as amended). These 1999 developments together generated $2,291,000 and $4,264,000 in net operating income for the second quarter and the first six months of 2001, respectively. For the month of June 2001, these developments together generated $812,000 in net operating income, which represents 71.3% of projected monthly NOI at maturity, and averaged 77% occupancy. The operating results of these 1999 developments are included in the New Store Results in the previous section.

In addition to the completed developments discussed above, we had 6 storage centers under construction as of June 30, 2001. As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. We currently anticipate opening 8-10 domestic developments by the end of 2001. Additionally, we anticipate that 8-12 developments will be completed during 2001 by a third party pursuant to a lease agreement (See DEVELOPMENT FINANCING ARRANGEMENTS). The actual number of projects could be reduced by various conditions both within and beyond our control such as the risk that new developments could be delayed or reduced by zoning and permitting requirements, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, and the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses. For a further discussion of these risks, see our 2000 Annual Report on Form 10-K, as amended. The following table summarizes domestic development projects in progress at June 30, 2001.

  Table includes 100% of the costs of projects regardless of our ownership percentage.
  The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 2000 Annual Report on Form 10-K, as amended.

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

In February 2001, we executed an agreement with a third party to enter into up to $250 million worth of tax retention operating leases in connection with the line of credit discussed in Note B. We anticipate that most of our development projects over the next two years will be developed by this third party and leased through this facility. Under the related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we exercise our options, the purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the third party at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we will have no legal ownership in these properties. As of June 30, 2001, the third party has three storage centers under construction, has purchased land for construction of two additional storage centers and has one store in rent up. The lease term for these properties begins upon the third party's acquisition of the land and/or property. Rent commences under the lease upon completion of construction and equals 85% of the storage center's positive monthly net operating income. In connection with these leases, we are contingently liable for residual lease guarantees totaling $12.3 million as of June 30, 2001.

On January 30, 2001, we purchased the remaining 90% interest in Shurgard/Fremont Partners I for $27.7 million. As a result of the purchase, the partnership is now wholly owned by Shurgard. Concurrent with the closing, we repaid the partnerships outstanding mortgage financing of approximately $45.0 million.

 EUROPEAN OPERATIONS

As of June 30, 2001, SSC Benelux & Co., SCA (Benelux SCA), in which we have a 7.57% equity position, was operating in Belgium, Sweden, France, the Netherlands, the United Kingdom and Denmark. For a detailed discussion of this investment, see EUROPEAN OPERATIONS in our 2000 Annual Report on Form 10-K, as amended.

Our portion of FFO losses was $433,000 and $246,000 for the quarters ended June 30, 2001 and 2000, and $618,000 and $485,000 for the six months ended June 30, 2001 and 2000, respectively. Included in FFO is a one-time write off of unusual development expenses in the second quarter of approximately $90,000. In order to take advantage of the investment opportunity, Benelux SCA is accelerating its expansion rate in Europe. Although the operations of existing stores are improving, this expansion will produce losses for the next three to four years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of European operations are not consolidated in our financial statements, but rather our interest is accounted for under the equity method of accounting. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

European Business Summary

Since 1992, Benelux SCA has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. European consumers tend to live in more crowded population densities and smaller living spaces that make self storage an attractive option. As of June 30, 2001, Benelux SCA had 54 storage centers operating in five countries. The following tables include certain financial and operating information that illustrates the performance and growth of Benelux SCA.

  Total net rentable square feet and estimated total cost when all phases are complete.
  Includes stores that have been operating more than 12 months.
  Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
  In the respective local currencies.
  Three of these stores opened in June 2001.

Certain Financial Data of Benelux SCA

  Includes unsecured debt between Benelux SCA and affiliate of $88.1 and $90.3 million as of June 31, 2001 and 2000, respectively.

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

European Same Store Operations

The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined for the quarter and six months ended June 30, 2001 and June 30, 2000.

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

In the second quarter of 2001, when translated at constant exchange rates, revenue increased 20% (primarily resulting from increases in occupancy). Revenue growth in US dollars, when translated at the applicable average period rates, was limited to 10% due to a change in currency exchange rates from the second quarter of 2000 to the same period in 2001. The decrease in direct property expense is a result of decrease in marketing and repair & maintenance costs in Swedish stores. Decreases in indirect operating expense are the result of spreading certain fixed costs over more stores as our European network expands.

Included in the Same Store table above are five stores that opened in December of 1999 and were still in the rent-up stage during 2000. Excluding the impact of these stores, rental revenue increased 18%, NOI increased 27%. In addition, as of June 30, 2001, average annual rent per square foot was $14.25 and occupancy was 92%. The 18% increase in rental revenue for these stores is a result of a 4% increase in occupancy and an 13% increase in rates.

European Development

The following table summarizes European developments by country in U.S. dollars:

  The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see DOMESTIC DEVELOPMENT.

During the first six months of 2001, Benelux SCA opened 7 storage centers with an estimated total cost of $30.0 million and net rentable square feet of 391,000 when all phases are complete.

The 19 storage centers opened in 2000 have an estimated total cost of $76.9 million and net rentable square feet of 1.1 million when all phases are complete. The average occupancy at the end of June 2001 was 48% after an average of 9 months of operations. These storage centers generated $337,519 and $55,042 of NOI for the second quarter and six months ended June 30, 2001 as these stores recover from a loss in the first quarter.

The 12 storage centers opened during 1999 had an average occupancy of 63% after an average of 20 months of operations and together generated $883,172 and $1,564,388 of NOI for the second quarter and the six months ended June 30, 2001. For the month ended June 30, 2001, net operating income for these developments represented 50% of projected monthly NOI at stabilization (as measured in the relevant local currency).

In addition to the above completed developments, Benelux SCA currently has another 15 storage centers under construction. The following table summarizes European development projects in progress at June 30, 2001:

  The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 2000 Annual Report on Form 10-K, as amended.

In the current state of the European self storage market, we believe that a strategy of growth through development will result in higher returns over the long term. However, as discussed earlier, this expansion and development strategy creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion, see DOMESTIC DEVELOPMENT in our 2000 Annual Report on Form 10-K, as amended.

OTHER REAL ESTATE INVESTMENTS

The following table shows income (loss) from unconsolidated real estate investments for the second quarter and six months ended June 30, 2001 and 2000. All income and loss amounts reflect our pro rata ownership percentage.

Containerized Storage

As discussed in our 2000 Annual Report on Form 10-K, as amended, we have invested in Shurgard Storage To Go, Inc., (STG) a containerized storage business. This start-up venture is a taxable REIT subsidiary and is subject to corporate level tax. In June 2001 we purchased all of the issued and outstanding shares of STG and converted the note receivable to equity. As a result of this transaction, as of June 30, 2001, our gross investment in STG was $21.5 million. We began consolidating STG in our financial statements as of the date of the purchase of the shares. Operating results prior to the purchase of voting stock is accounted for under the equity method.

Our pro rata portion of STG losses was $943,000 and $496,000 for the three months ended June 30, 2001 and 2000, and $1,679,000 and $999,000 for the six months ended June 30, 2001 and 2000, respectively. Containerized storage revenues for the second quarter 2001 were down 8.5% over the second quarter of 2000 primarily due to the closing of the Chicago warehouse. Additionally, during March 2001, STG opened a new warehouse in Orange County, California. As a result of this new warehouse opening and the cost of closing the Chicago site, expenses rose approximately $660,000. STG incurred $173,000 and $138,000 in interest expense net of deferred tax on its line of credit during the three months ended June 30, 2001 and 2000, and $343,000 and $269,000 net of deferred tax for six months ended June 30, 2001 and 2000, respectively, up to the date of the conversion of the note receivable to equity in June 2001.

Unconsolidated Joint Ventures

Pursuant to our affiliation agreements with two storage operators, we have entered into 24 joint ventures in which our economic interests range from 50% to 90%. As of June 30, 2001, we had invested a total of $24.1 million in these joint ventures. For the six months ended June 30, 2001, our pro rata portion of joint venture losses totaled $888,000 ($323,000 of income before depreciation and amortization) including a $142,000 loss on disposition of land. Losses from new properties added during the previous and current year offset earnings from stabilized properties. Our pro rata portion of losses for these joint ventures totaled $756,000 ($271,000 of income before depreciation and amortization) for the six months ended June 30, 2000. We have guaranteed certain joint venture loans totaling $19.6 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions elsewhere in this Quarterly Report on Form 10-Q (Same Stores, Domestic Acquisitions or Domestic Development) under SEGMENT PERFORMANCE.

Participating Mortgages

We have $13.0 million invested in three participating mortgage loans. All three mortgages are non-recourse to the borrower, bear interest at 8% per annum and mature in January 2005. These loans are secured by real estate, including four storage centers and office/warehouse space. We receive contingent interest payments from the mortgaged properties equal to 50% of both operating cash flow and distributions from the gain on sale of real property, as defined. We have options to purchase the properties at established prices that are exercisable through January 2005 and have given notice that we intend to exercise our options in January 2002.

CONSOLIDATED STATEMENT OF INCOME

Income before extraordinary item increased 17.9% over the prior year quarter and 11.4% over the first six months of the prior year.  Income from real estate operations rose 16.1% from second quarter 2000 to 2001 and 17.1% from the first six months of 2000 to 2001. Operating expense rose 19.9% from second quarter 2000 to 2001, and 21.9% from the first six months of 2000 to 2001.  Included in operating expenses are internal acquisition costs and development expenses related to discontinued efforts of $421,000 and $110,000 for second quarter 2001 and 2000, and $521,000 and $123,000 for the first six months of 2001 and 2000, respectively.  Additionally, development and acquisition expense of $998,000 was incurred in the second quarter in connection with our role as construction manager under the Tax Retention Operating Lease Agreements (See discussion of property and construction management revenue below). All other operating expenses are included in NOI after indirect operating and leasehold expense and are discussed in SEGMENT PERFORMANCE.  Real estate tax expense rose 17.4% from second quarter 2000 to 2001 and 15.3% from the first six months of 2000 to 2001.

Depreciation and amortization increased 13.5% from second quarter 2000 to 2001, and 13.4% from the first six months 2000 to 2001. This increase reflects the increased number of stores included in our consolidated financial statements over the same period of time.

Domestic general and administrative expenses rose 6.0% from second quarter 2000 to 2001, and 13.6% from first six months 2000 to 2001 primarily due to increases in personnel and information technology expenses that are primarily related to our growth. Additionally, we have accrued a one-time charge of $100,000 for earthquake damage incurred in the first quarter. As a percentage of rental revenue, these expenses decreased from 2.8% to 2.5% for second quarter 2000 to 2001, and 2.7% to 2.6% for the first six months of 2000 to 2001, respectively.

Property and construction management revenue increased $1,088,000 from second quarter 2000 and $923,000 from the first six months of 2000 due to an increase in development fees from a third party in connection with the Tax Retention Operating Lease Agreements (See DEVELOPMENT FINANCING ARRANGEMENTS). Loss from other real estate investments is discussed in the section OTHER REAL ESTATE INVESTMENTS.

Interest income and other rose $164,000 from second quarter 2000 to 2001, and $1.4 million from the first six months of 2000 to 2001. Increases relate to interest income earned on our loan to STG which was converted to equity in June 2001, as well as approximately $0.5 million of interest earned on the investment of proceeds from the bond offering and preferred stock offering that we held for approximately six weeks until payment of the $122.6 million debt on March 31, 2001 (see discussion under OTHER REAL ESTATE INVESTMENTS and LIQUIDITY AND CAPITAL RESOURCES).

Interest expense increased $902,000 from second quarter 2000 to 2001, and $4.6 million from the first six months of 2000 to 2001 due to an increase in the average outstanding debt balance during the period. This rise includes the bond offering in February 2001, as well as mortgage debt to fund development for CCP/Shurgard. In January 2001, we paid off the $45 million mortgage note in connection with Shurgard/Fremont Partners I, and on March 31, 2001, we paid off $122.6 million in debt. In connection with the early extinguishment of the $122.6 million debt, we incurred $1,036,000 of expenses. The effect of this refinancing on first quarter interest expense was approximately $1.0 million. Additionally, we capitalized $481,000 and $2,100,000 in interest related to the construction of domestic storage centers for second quarter 2001 and 2000, while $846,000 and $4,100,000 was capitalized the first six months of 2001 and 2000, respectively. Amortization of loan costs of $197,000 and $290,000 for second quarter 2001 and 2000, and $542,000 and $513,000 for the first six months of 2001 and 2000 are included in amortization expense, respectively.

Minority interest decreased $144,000 from second quarter 2000 to 2001, related to our purchase of the partnership interest of SFP I, and increased $487,000 from the first six months of 2000 to 2001, respectively. The increase relates primarily to the operations of the newly formed CCP/Shurgard joint venture, a limited liability company which is consolidated due to our contribution of substantially all the real estate assets, subject to a put option that qualifies as continuing involvement under SFAS 66 (See Note B), but in which we only own a 20% interest.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We are required to implement SFAS No. 141 on July 1, 2001, and have not determined the impact that this statement will have on our consolidated financial position or results of operations.

In July 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We are required to implement SFAS No. 142 on January 1, 2002, and we have not determined the impact that this statement will have on our consolidated financial position or results of operations.

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

FFO for the first six months of 2001 rose $2.4 million over FFO for the first six months of 2000. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments offset by financing costs (see discussion of interest income and expense under CONSOLIDATED STATEMENT OF INCOME) and increased expenses in marketing and real estate taxes.

Reconciliation of the change in FFO from June 30, 2000 to June 30, 2001 is as follows:

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2001, we invested $12.7 million in domestic development and expansion projects and $3.4 million in capital improvements to our existing portfolio and other capital improvements. The $1.9 million increase in other real estate investments represents investments in unconsolidated joint ventures.

The balance on the domestic line of credit decreased $90.0 million from December 31, 2000 to June 30, 2001. Payments were made out of proceeds from the sale of $200 million in senior unsecured notes which are ten year notes bearing interest at 7.75% and are due 2011. Additionally, we raised $86.25 million through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. Draws on the line of credit were used to fund development and acquisition activity, as well as general corporate purposes. We have established a revolving domestic credit facility of up to $360 million which we expect to meet our borrowing needs over the next several years. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. At June 30, 2001, the ratio of the Companys debt to total assets before accumulated depreciation was 30.6% and its debt to total market capitalization was 28.2%.

We anticipate funding 2001 growth and our ongoing development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. In order to continue to grow at historical rates and to meet our capital objectives, it will be necessary to obtain equity capital during the next two to three years. We are evaluating various alternatives, including joint ventures with private institutions and public pension funds and the issuance of additional common stock. Additionally, we anticipate reducing our dividend payout ratio in order to retain cash flow for growth. We believe that our cash flow in 2001 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the six months ended June 30, 2001 was $57.1 million compared to $42.4 million for the same period of 2000.

Part I, Item 3: Interest Rate and Foreign Currency Exchange Rate Risk

The information provided in our 2000 Annual report on Form 10-K, as amended regarding interest rate risk has been impacted by financing transactions completed during the first quarter. Specifically, our exposure on variable rate debt was reduced as we paid off the $90 million outstanding balance on our variable rate line of credit using proceeds from our fixed rate unsecured notes. Additionally, $45 million of variable rate debt and the related swap agreement were paid off and settled during the first quarter. Fixed rate debt of $122.6 million at 8.28% due 2001 was replaced with $200 million of unsecured notes at 7.75% due 2011.

Part II, Item 2: Changes in Securities and Use of Proceeds

In February 2001,we issued $200 million in senior unsecured notes (approximately $198.4 million in net proceeds), which are ten year notes bearing interest at 7.75% and are due in 2011. The notes require semi-annual interest payments due February 22 and August 22. These notes were not registered under the Securities Act of 1933, as amended (the "Act"), pursuant to an exemption under Rule 144A under the Act. In June 2001, we filed a Registration Statement on Form S-4 to register the notes.

Additionally, in February 2001, we raised $86.25 million (approximately $83.0 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. The Series D Stock is on parity with the Series B and C Cumulative Redeemable Preferred Stock and therefore may affect the rights of holders of the Series B and C Stock with respect to dividends and liquidation preferences.

We used a substantial portion of the proceeds from the sale of the Notes to pay off our line of credit indebtedness of $159 million and the remainder for general corporate purposes. We used the proceeds from the sale of the Series D Stock to pay down $83 million on the $122.6 million mortgage debt due June 1, 2001. The remainder of the proceeds from the sale of the Notes was used to retire the balance of the mortgage debt. In connection with this payoff, we incurred approximately $1 million in expense related to the early extinguishment of this debt.

Part II, Item 4: Submission of Matters to Vote of Security Holders

We held our annual meeting of shareholders on May 8, 2001. There were outstanding and entitled to vote at the meeting 29,903,564 shares of common stock, and the holders of at least 25,447,643 shares of common stock were present or in person or by Proxy (representing 85.10% of the company shares entitled to vote at the meeting).

At the meeting, the shareholders elected the following two nominees to serve as directors for three-year terms or until their respective successors are elected and qualified:

In addition, the following directors' terms of office continued after the meeting:

Part II, Item 5: Other Information

Summary of Operating Self Storage Properties

The following table categorizes our network of operating storage centers and business parks based on ownership and how they are reported in our financial statements.

 Part II, Item 6: Exhibits and Reports on Form 8-K

Reports on Form 8-K:

On May 23, 2001, we filed an amended current report on Form 8-K which amended the Company's operating results of the fourth quarter and year ended December 31, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: August 6, 2001 By: /s/ Harrell Beck

Harrell Beck

Chief Financial Officer, Chief Accounting Officer and Authorized Signatory