Form 10-Q/A
period 2001-06-30
SHURGARD STORAGE CENTERS INC
filed 2001-08-15
CIK 906933

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

Note G - Contingent Liability and Commitments

As a general partner, we are contingently liable for the debt of a European joint venture, which at June 30, 2001 totaled $144 million. We have guaranteed $26.3 million in outstanding debt for five properties related to an agreement with a California developer. We have also guaranteed all or portions of the debt of certain domestic joint ventures and joint venture partners, which at June 30, 2001 totaled $19.6 million.

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

SHURGARD STORAGE CENTERS, INC.

Date: August 14, 2001 By: /s/ Harrell Beck

Harrell Beck

Chief Financial Officer, Chief Accounting Officer and Authorized Signatory