Form 10-K405/A
period 2000-12-31
SHURGARD STORAGE CENTERS INC
filed 2001-08-22
CIK 906933

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

     Under the joint venture agreements, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our incurred costs exceeded our pro rata portion of required equity, which is calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage. We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date based on annualized NOI, less management fees, divided by 9.25%. As a result of this option or put, we have continuing involvement with these joint ventures and do not recognize the contribution of the storage centers as a transfer in ownership under accounting principles generally accepted in the United States of America. As all the joint venture's real estate assets are subject to our continuing involvement, we account for these entities in our financial statements using the profit sharing method.


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


     Minority interest decreased $2.9 million from 1998 to 1999 and increased $72,000 from 1999 to 2000. The change from 1998 to 1999 is a result of no longer consolidating Benelux SCA. The change from 1999 to 2000 relates primarily to the purchase of additional partnership units in Shurgard Institutional Fund LP. The increase in third party interest in profit sharing arrangements relates to the operations of SFPI and SFPII which are accounted for as profit sharing arrangements in our financial statements.


RECENT ACCOUNTING PRONOUNCEMENTS


     In accordance with Emerging Issues Task Force 97-11 (EITF 97-11), "Accounting for Internal Costs Related to Real Estate Property Acquisitions," SSCI has expensed all internal pre-acquisition costs beginning in April 1998.



     On April 3, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which was effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organization expenses to be expensed as incurred. We implemented SOP 98-5 in the first quarter of 1999. This initial application for consolidated entities is reported as a cumulative effect of a change in accounting principle.


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

     EXPECTED MATURITY DATE         2001       2002       2003       2004      2005    THERE-AFTER     TOTAL     FAIR VALUE
     ----------------------       --------    -------    -------    -------    ----    -----------    --------   ----------
                                                                       (IN THOUSANDS)
Liabilities
Lines of Credit:
Variable Rate (US$).............  $ 89,925                                                            $ 89,925    $ 89,925
  Interest rate.................      7.72%
Notes Payable:
Fixed Rate (US$)................  $123,956                          $57,275              $50,000      $231,252    $231,258
  Interest rate.................      7.97%      7.59%      7.59%      7.59%   7.63%        7.63%
Variable Rate (US$).............  $ 51,531    $62,266    $60,400                                      $174,197    $174,197
  Interest rate.................      8.96%      7.25%      7.94%
Equity Loans to Shareholders....  $  1,836    $ 1,339    $   501                                      $  3,676    $  3,321
  Interest rate.................      0.66%      1.40%      5.32%
Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed (US$).........  $ 45,050    $62,266                                                 $107,316    $108,446
  Avg. pay rate.................      5.96%      6.23%
  Avg. received rate............      4.75%      5.19%

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
ASSETS:
  Storage centers:
     Land...................................................   $  248,741      $  228,601
     Buildings and equipment, net...........................      843,027         761,921
     Construction in progress...............................       22,686          49,939
                                                               ----------      ----------
          Total storage centers.............................    1,114,454       1,040,461
  Other real estate investments.............................       49,501          47,451
  Cash and cash equivalents.................................        7,664          11,645
  Restricted cash and investments...........................        8,510           7,166
  Other assets..............................................       59,028          47,546
                                                               ----------      ----------
          Total assets......................................   $1,239,157      $1,154,269
                                                               ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable and other liabilities....................   $   34,394      $   35,355
  Lines of credit...........................................       89,925         102,002
  Notes payable.............................................      405,429         332,347
  Third party interest in profit sharing arrangements.......       64,640          34,015
                                                               ----------      ----------
          Total liabilities.................................      594,388         503,719
  Minority interest in other real estate investments........        4,204           6,748
  Commitments and contingencies (Notes C, D, E, I and P)
  Shareholders' equity:
     Series B Cumulative Redeemable Preferred Stock, $0.001
      par value: 2,300,000 authorized; 2,000,000 shares
      issued and outstanding; liquidation preference of
      $50,000,000...........................................       48,056          48,056
     Series C Cumulative Redeemable Preferred Stock, $0.001
      par value: 2,000,000 authorized; 2,000,000 shares
      issued and outstanding; liquidation preference of
      $50,000,000...........................................       48,115          48,115
     Class A Common Stock, $0.001 par value; 120,000,000,
      authorized; 29,620,225 and 29,093,474 shares issued
      and outstanding.......................................      624,464         611,973
     Class B Common Stock, $0.001 par value; 500,000 shares
      authorized, 154,604 issued and outstanding; net of
      loans to shareholders of $3,676 and $4,002............         (760)         (1,086)
     Accumulated net income less distributions..............      (79,310)        (63,256)
                                                               ----------      ----------
          Total shareholders' equity........................      640,565         643,802
                                                               ----------      ----------
          Total liabilities and shareholders' equity........   $1,239,157      $1,154,269
                                                               ==========      ==========


                 See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME


                                               YEAR ENDED           YEAR ENDED           YEAR ENDED
                                              DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                  2000                 1999                 1998
                                            -----------------    -----------------    -----------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
  Rental..................................      $197,399             $175,045             $158,989
  Loss from other real estate
     investments..........................        (3,420)              (3,302)              (1,628)
  Property management.....................         1,888                1,411                1,893
                                                --------             --------             --------
          Total revenue...................       195,867              173,154              159,254
EXPENSES:
  Operating...............................        55,511               47,660               46,421
  Depreciation and amortization...........        40,893               36,858               33,644
  Real estates taxes......................        17,940               15,777               13,195
  General, administrative and other.......         4,911                4,193                4,578
                                                --------             --------             --------
          Total expenses..................       119,255              104,488               97,838
                                                --------             --------             --------
     Income from operations...............        76,612               68,666               61,416
OTHER INCOME (EXPENSE):
  Interest expense........................       (31,411)             (22,445)             (21,076)
  Interest and other income...............         3,825                2,826                1,431
  Third party interest in profit sharing
     arrangements.........................         4,349                3,539                  879
                                                --------             --------             --------
     Other income (expense), net..........       (23,237)             (16,080)             (18,766)
  Minority interest.......................          (743)                (815)               2,084
                                                --------             --------             --------
  Income before cumulative effect of a
     change in accounting principle.......        52,632               51,771               44,734
  Cumulative effect of a change in
     accounting principle.................                             (1,098)
                                                --------             --------             --------
     Net income...........................      $ 52,632             $ 50,673             $ 44,734
                                                ========             ========             ========
Net income allocation:
  Allocable to preferred shareholders.....      $  8,750             $  8,750             $  4,690
  Allocable to common shareholders........        43,882               41,923               40,044
                                                --------             --------             --------
                                                $ 52,632             $ 50,673             $ 44,734
                                                ========             ========             ========
NET INCOME PER COMMON SHARE:
Basic net income per share:
  Income before accounting change.........      $   1.48             $   1.48             $   1.40
  Accounting change.......................                               (.04)
                                                --------             --------             --------
  Net income..............................      $   1.48             $   1.44             $   1.40
                                                ========             ========             ========
Diluted net income per share:
  Income before accounting change.........      $   1.47             $   1.48             $   1.39
  Accounting change.......................                               (.04)
                                                --------             --------             --------
  Net income..............................      $   1.47             $   1.44             $   1.39
                                                ========             ========             ========
Distributions per common share............      $   2.03             $   1.99             $   1.95
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
                                   =======      ========

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  YEAR            YEAR            YEAR
                                                                 ENDED           ENDED           ENDED
                                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999            1998
                                                              ------------    ------------    ------------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................   $  52,632       $  50,673       $  44,734
  Adjustments to reconcile earnings to net cash provided by
    operating activities:
    Cumulative change in accounting principle...............                       1,098
    Depreciation and amortization...........................      40,893          36,858          33,644
    Other...................................................                      (1,049)           (294)
    Loss from other real estate investments.................       5,932           5,747           4,092
    Minority interest in earnings from investments in other
      real estate investments...............................         743             815          (2,084)
    Third party interest in losses from profit sharing
      arrangements..........................................      (4,349)         (3,539)           (879)
    Changes in operating accounts:
      Restricted cash and investments.......................      (1,344)           (302)            164
      Other assets..........................................     (13,102)         (3,844)         (4,682)
      Accounts payable and other liabilities................       1,113           2,212           4,350
                                                               ---------       ---------       ---------
        Net cash provided by operating activities...........      82,518          88,669          79,049
                                                               ---------       ---------       ---------
INVESTING ACTIVITIES:
  Proceeds from sale of real estate and equipment...........                      14,421           2,000
  Purchase of other real estate investments.................      (4,908)         (8,172)         (9,498)
  Purchase of non-competition agreements and other
    amortizable assets......................................        (583)           (994)         (3,175)
  Decrease in cash and cash equivalents as a result of
    deconsolidation
    (Note B)................................................                      (1,301)
  Distributions in excess of earnings from other real estate
    investments.............................................         483             999           5,860
  Purchase of units of an affiliated partnership............      (3,807)         (1,191)
  Investment in limited partnerships........................                                     (21,181)
  Increase in loans to affiliates...........................      (2,204)         (2,041)         (5,950)
  Construction, acquisition and improvements to storage
    centers.................................................    (103,394)       (125,556)       (186,041)
                                                               ---------       ---------       ---------
        Net cash used in investing activities...............    (114,413)       (123,835)       (217,985)
                                                               ---------       ---------       ---------
FINANCING ACTIVITIES:
  Proceeds from preferred stock offering, net...............                                      48,115
  Proceeds from exercise of stock options and dividend
    reinvestment plan.......................................       3,284           6,489          10,199
  Distributions paid........................................     (68,686)        (66,617)        (60,594)
  Net proceeds from (payments on) lines of credit...........     (12,077)         20,552          37,024
  Proceeds from notes payable...............................      73,103          58,342          90,765
  Payments of financing costs...............................      (2,237)         (2,054)         (1,166)
  Proceeds from payment on loan to shareholder..............         326
  Principal payments on notes payable.......................         (21)           (222)            (26)
  Contributions by minority partners........................      37,425          22,222          17,525
  Distributions to minority partners........................      (3,203)         (1,375)           (748)
                                                               ---------       ---------       ---------
        Net cash provided by financing activities...........      27,914          37,337         141,094
        Net effect of translation on cash...................                                          68
                                                               ---------       ---------       ---------
  (Decrease) increase in cash and cash equivalents..........      (3,981)          2,171           2,226
  Cash and cash equivalents at beginning of period..........      11,645           9,474           7,248
                                                               ---------       ---------       ---------
  Cash and cash equivalents at end of period................   $   7,664       $  11,645       $   9,474
                                                               =========       =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................   $  39,789       $  31,094       $  28,102
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING INFORMATION:
  Note receivable in connection with non-compete
    Agreement...............................................                   $   1,435
  Liabilities incurred in connection with the construction
    of storage centers......................................   $   6,143       $   9,573       $  11,035
  Stock issued as additional consideration for merger.......   $   9,207       $   3,814


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


     Profit-sharing arrangements: We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS 66, "Accounting for Sales of Real Estate," as profit-sharing arrangements. (See Note
H)


     Cash equivalents: Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

     Restricted cash and investments: Restricted cash and investments consist of cash deposits and securities held in trust in connection with certain notes payable. Restricted cash deposits represent expense reserves required by lenders. Restricted securities (Note J), per the loan agreement, must be held to maturity and thus are carried at amortized cost. The related premium is amortized over the estimated remaining life of the security using the constant yield method.


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


     At December 31, 2000, four of our six mortgage notes payable are secured by 53 properties accounted for as profit-sharing arrangements (See Note H) and are non-recourse credit facilities which require payments of interest only.



                                                           EFFECTIVE WEIGHTED
OUTSTANDING BALANCE AT                                  AVERAGE INTEREST RATE AT
  DECEMBER 31, 2000                                        DECEMBER 31, 2000
    (IN THOUSANDS)       MATURITY DATE  INTEREST RATE   AFTER EFFECT OF HEDGING
----------------------   -------------  --------------  ------------------------
       $45,000             May 2001     LIBOR plus 200           7.57%
        62,200            March 2002    LIBOR plus 225            8.48
         6,500           October 2001   LIBOR plus 320            9.94
        60,400           December 2003  LIBOR plus 275            9.49



     The $60.4 million note is covered by an interest rate cap that limits the interest rate to 7.5% plus the spread on LIBOR. The $45 million note was paid in full on January 30, 2001.


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

NOTE H -- PROFIT-SHARING ARRANGEMENTS



     We have entered into four agreements with unrelated third parties. We have a 10 or 20% equity interest in each of these arrangements, which are structured as general partnerships or limited liability companies (LLC) and generally require the agreement of both parties for all major decisions. Under the terms of the agreements, we contribute storage centers shortly after we have completed their development. Using cash from the equity contributions and the proceeds from mortgage debt, the entities reimburse us for the cost of the storage centers, both internal and external, up to certain limits as defined in the related agreements.



     Under the terms of three of the agreements, we have purchased an option to acquire the storage centers. The purchase options are exercisable at certain times depending upon the performance of the properties. The purchase price for the properties is based on the annualized net operating income (NOI) of the properties for the three or four-month period preceding the exercise of the option divided by a 9 1/4 capitalization rate, except that the purchase price in one of the partnerships is subject to further adjustment in accordance with a formula.



     The terms of the fourth agreement are similar to those described above except this LLC has granted the non-Shurgard member a right to cause the LLC to sell the properties to us at a certain time. Our purchase price for the properties is based on the greater of the annualized NOI of the properties for the six month period prior to notification or the annualized NOI for the six month period prior to date of closing divided by a 9 1/4 capitalization rate. If the Company refuses to purchase the properties at the stipulated price, the properties, without our agreement, may be sold to a third party. If a third party buys the properties for less than the stipulated price, our share of the proceeds will be reduced in accordance with a formula. The LLC cannot sell to a third party prior to first putting the properties to us at the stipulated price.



     Due to our continuing involvement with the storage centers, as defined in SFAS No. 66, we do not recognize the sale of these properties and account for these transactions as profit-sharing arrangements. Under this method, the storage centers, mortgage notes payable, other related assets and liabilities are included in our balance sheets; additionally, the related revenue and expenses of these properties are included in our statements of income. The amounts attributable to third parties are included in third party interests in profit-sharing arrangements on both the balance sheets and statements of income. Summary financial statements relating to these arrangements are as follows:



                                                       DECEMBER 31, 2000   DECEMBER 31, 1999
                                                       -----------------   -----------------
Storage centers and other assets...................        $253,811            $141,160
                                                           ========            ========
Mortgage notes payable and other liabilities.......        $177,503            $103,353
Third party interest in profit-sharing
  arrangements.....................................          64,640              34,015
Equity in profit-sharing arrangements..............          11,668               3,792
                                                           --------            --------
          Total liabilities and equity.............        $253,811            $141,160
                                                           ========            ========



                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                      (IN THOUSANDS)                         2000       1999      1998
                      --------------                        -------   --------   ------
Revenue...................................................  $18,672   $  8,152   $1,233
Expenses..................................................  (23,504)   (12,084)  (2,210)
                                                            -------   --------   ------
Net Loss..................................................   (4,832)    (3,932)    (977)
Third party interest in profit-sharing arrangements.......    4,349      3,539      879
                                                            -------   --------   ------
Net loss included in accompanying financial statements....  $  (483)  $   (393)  $  (98)
                                                            =======   ========   ======

NOTE I -- LEASE OBLIGATIONS


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


NOTE J -- SHAREHOLDERS' EQUITY


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


NOTE K -- STOCK COMPENSATION AND BENEFIT PLANS


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


NOTE L -- SHAREHOLDER RIGHTS PLAN


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

NOTE M -- NET INCOME PER SHARE


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


NOTE N -- SEGMENT REPORTING


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

                                                SAME STORES    NEW STORES    DISPOSED      TOTAL
                                                -----------    ----------    --------    ----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Rental revenue................................   $183,726       $ 27,076      $   --     $  210,802
Less unconsolidated joint ventures............    (10,309)        (3,094)                   (13,403)
                                                 --------       --------      ------     ----------
Consolidated revenue..........................    173,417         23,982                    197,399
Direct operating and real estate tax
  expense.....................................     52,924         10,615                     63,539
Less unconsolidated joint ventures............     (3,105)        (1,925)                    (5,030)
                                                 --------       --------      ------     ----------
Consolidated direct operating and real estate
  tax expense.................................     49,819          8,690                     58,509
                                                 --------       --------      ------     ----------
Consolidated NOI..............................    123,598         15,292          --        138,890
Indirect and leasehold expense................     11,609          3,143                     14,752
Less unconsolidated joint ventures............       (459)          (277)                      (736)
Consolidated indirect and leasehold expense...     11,150          2,866                     14,016
                                                 --------       --------      ------     ----------
Consolidated NOI after indirect and leasehold
  expense.....................................   $112,448       $ 12,426      $   --     $  124,874
                                                 ========       ========      ======     ==========
          Total Assets........................   $781,065       $352,549                 $1,133,614
                                                 ========       ========                 ==========
YEAR ENDED DECEMBER 31, 1999
Rental revenue................................   $172,112       $ 11,731      $2,121     $  185,964
Less unconsolidated joint ventures............     (9,686)        (1,233)                   (10,919)
                                                 --------       --------      ------     ----------
Consolidated revenue..........................    162,426         10,498       2,121        175,045
Direct operating and real estate tax
  expense.....................................     49,506          5,740         801         56,047
Less unconsolidated joint ventures............     (2,960)          (770)                    (3,730)
                                                 --------       --------      ------     ----------
Consolidated direct operating and real estate
  tax expenses................................     46,546          4,970         801         52,317
                                                 --------       --------      ------     ----------
Consolidated NOI..............................    115,880          5,528       1,320        122,728
Indirect and leasehold expense................     10,045          1,112                     11,157
Less unconsolidated joint ventures............       (418)           (80)                      (498)
                                                 --------       --------      ------     ----------
Consolidated indirect and leasehold expense...      9,627          1,032                     10,659
                                                 --------       --------      ------     ----------
Consolidated NOI after indirect and leasehold
  expense.....................................   $106,253       $  4,496      $1,320     $  112,069
                                                 ========       ========      ======     ==========
          Total Assets........................   $803,119       $233,480                 $1,036,599
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
                                                        =======    =======    =======

     The following table reconciles the reportable segments' NOI per the table above to consolidated net income for the years ending December 31, 2000, 1999 and 1998:


                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Consolidated NOI after indirect and leasehold
  expense..........................................  $124,874    $112,069    $ 99,749
Loss from other real estate investments............    (3,420)     (3,302)     (1,628)
Property management revenue........................     1,888       1,411       1,893
Development and acquisition expense................      (926)       (461)       (376)
Depreciation/amortization..........................   (40,893)    (36,858)    (33,644)
Interest expense...................................   (31,411)    (22,445)    (21,076)
General and Administrative.........................    (4,911)     (4,193)     (4,578)
Interest and other income..........................     3,825       2,826       1,431
Third party interest in profit sharing
  arrangements.....................................     4,349       3,539         879
Minority interest..................................      (743)       (815)      2,084
Change in accounting principle.....................                (1,098)
                                                     --------    --------    --------
Net income.........................................  $ 52,632    $ 50,673    $ 44,734
                                                     ========    ========    ========


     The following table reconciles the reportable segments' assets to consolidated assets as of December 31, 2000, 1999 and 1998:

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Segment assets.................................  $1,133,614    $1,036,599    $1,039,295
Unconsolidated joint ventures..................     (88,167)      (70,771)      (51,605)
Corporate assets...............................     193,710       188,441       166,217
                                                 ----------    ----------    ----------
Consolidated assets............................  $1,239,157    $1,154,269    $1,153,907
                                                 ==========    ==========    ==========


NOTE O -- SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)


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


NOTE P -- CONTINGENT LIABILITIES AND COMMITMENTS


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


NOTE Q -- SUBSEQUENT EVENTS


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


     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the table of contents on page 73 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. Such schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


                                          /s/ DELOITTE & TOUCHE LLP
                                          Deloitte & Touche LLP

Seattle, Washington
February 8, 2001

(February 28, 2001 as to Note Q)

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

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. Financial Statements


                                                               PAGE
                                                                NO.
                                                              -------
Consolidated Balance Sheets at December 31, 2000 and 1999...      46
For the years ended December 31, 2000, 1999 and 1998:
  Consolidated Statements of Income.........................      47
  Consolidated Statements of Shareholders' Equity...........      48
  Consolidated Statements of Cash Flows.....................      49
  Notes to Consolidated Financial Statements................   50-64
  Schedule III Real Estate and Accumulated Depreciation.....   65-71
  Independent Auditors' Report..............................      72


        2. Financial Statement Schedules

     Schedule III -- Real Estate and Accumulated Depreciation has been included as noted above.

        3. Exhibits


      3.1   Articles of Incorporation of the Registrant(1)
      3.2   Designation of Rights and Preferences of Series A Junior
            Participating Preferred Stock (Exhibit 3.2)(2)
      3.3   Designation of Rights and Preferences of 8.8% Series B
            Cumulative Redeemable Preferred Stock (Exhibit 3.3)(2)
      3.4   Restated Bylaws of the Registrant (Exhibit 3.4)(2)
      3.5   Designation of Rights and Preferences of 8.7% Series C
            Cumulative Redeemable Preferred Stock (Exhibit 3)(3)
      4.1   Rights Agreement between the Registrant and Gemisys
            Corporation dated as of March 17, 1994 (Exhibit 2.1)(4)
      4.2 First Amendment to Rights Agreement between the Registrant and Gemisys Corporation dated May 13, 1997 (Exhibit 4.2)(5)
      4.3 Indenture between the Registrant and LaSalle National Bank, as Trustee, dated April 25, 1997, (Exhibit 10.4)(6)
      4.4   Supplemental Indenture dated July 11, 1997**
      4.5   Form of 7 1/2% Notes due 2001 (Exhibit 4.1)(7)
      4.6   Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(7)
     10.1   Amended and Restated Loan Agreement between Nomura Asset
            Capital Corp., as Lender, and SSC Property Holdings, Inc., as Borrower, dated as of June 8, 1994 (Exhibit 10.4)(8)
     10.2   Amended and Restated Collection Account and Servicing
            Agreement among SSC Property Holdings, Inc., Pacific Mutual
            Life Insurance Company, LaSalle National Bank and Nomura
            Asset Capital Corp. dated as of June 8, 1994 (Exhibit
            10.5)(8)
     10.3   Amended and Restated Loan Agreement among Shurgard Storage
            Centers, Inc., Seattle-First National Bank, KeyBank of
            Washington, U.S. Bank of Washington and LaSalle National
            Bank dated September 9, 1996 (Exhibit 99.40)(9)
     10.4 First Amendment to Amended and Restated Loan Agreement dated as of November 14, 1996 (Exhibit 10.8)(5)
     10.5 Second Amendment to Amended and Restated Loan Agreement dated as of March 12, 1997 (Exhibit 10.10)(10)
     10.6 Third Amendment to Amended and Restated Loan Agreement dated as of July 27, 1997 (Exhibit 10.6)(11)
     10.7 Fourth Amendment to Amended and Restated Loan Agreement dated as of January 30, 1998 (Exhibit 10.7)(11)
     10.8 Fifth Amendment to Amended and Restated Loan Agreement dated as of May 1, 1998 ((Exhibit 10.1)(12)
     10.9 Sixth Amendment to Amended and Restated Loan Agreement dated as of October 27, 1998 (Exhibit 10.1)(13)
     10.10 Agreement and Plan of Merger between the Registrant and Shurgard Incorporated dated as of December 19, 1994 (Exhibit
            10.7)(14)
    *10.11  Amended and Restated 1993 Stock Option Plan (Exhibit
            10.7)(11)
    *10.12  Amended and Restated Stock Incentive Plan for Nonemployee
            Directors (Exhibit 10.7)(15)
    *10.13  1995 Long-Term Incentive Compensation Plan(16)
    *10.14 Form of Business Combination Agreement, together with schedule of actual agreements(23)

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

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 22nd day of August 2001.


                                          SHURGARD STORAGE CENTERS, INC.

                                          By:      /s/ HARRELL L. BECK
                                            ------------------------------------
                                                      Harrell L. Beck
                                                   Senior Vice President
                                                  Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 22nd day of August 2001.


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