Form 10-Q/A
period 2001-03-31
SHURGARD STORAGE CENTERS INC
filed 2001-08-22
CIK 906933

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

We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS 66, Accounting for Sales of Real Estate, as profit sharing arrangements. (See Note D).

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

Note D - Profit Sharing Arrangements

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

Note E - Storage Centers

Building and equipment are presented net of accumulated depreciation of $178.0 million and $167.9 million as of March 31, 2001 and December 31, 2000, respectively. We have entered into 33 construction contracts for developments of new or improvements to existing storage centers. Outstanding commitments under these contracts total $42 million.

Note F - Shareholders Equity

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

Note G - Other Comprehensive Income

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

Note H - Contingent Liability and Commitments

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

Note I - Segment Reporting

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

_______________

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

In an effort to accelerate Same Store growth, during 2000 we implemented a number of sales initiatives which included direct sales, commercial accounts and e-commerce. The impact of these initiatives on Same Store revenue was not realized upon implementation, but rather gradually over 2000. We are using the Same Store revenue growth and occupancy increases as the primary measure of these initiatives success. Since June of 1999 we have increased revenue growth from 3.8% to 9.1% year over year when measured for the quarter. At the same time, in 2000 we increased occupancy two percentage points over the prior year. During the first quarter of 2001, we believe these initiatives contributed to revenue growth, by driving demand for our product as evidenced by the Same Store revenue growth and occupancy for the quarter. Based on these results, we have increased our direct sales force in 2001 and will continue with our commercial accounts and e-commerce initiatives.

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

 _______________
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

_____________

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
	Gross interest expense	Capitalized interest	Net interest expense
March 31, 2000	$ 9.0m	$ (2.0)m	$ 7.0m
Financing	1.0m		1.0m
Acquisition/development	1.0m	1.6 m (1)	2.6m
March 31, 2001	$ 11.0m	$ (0.4)m	$ 10.6m

(1) Decrease in capitalized interest is due to the decrease in the number of stores under construction during the first quarter of 2001 compared to the first quarter of 2000.

Minority interest decreased $60,000 from 2000 to 2001. The decrease relates primarily to the purchase of additional partnership units of Shurgard Institutional Fund LP II in June 2000.

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

Part II, Item 6: Exhibits and Reports on Form 8-K

Exhibits:

Exhibit 10.1-Amendement of 1996 Employee Stock Purchase Plan, dated January 30, 2001

Exhibit 10.2-Amended and Restated Class A Common Stock Dividend Reinvestment Plan, dated January 30, 2001

Reports on Form 8-K:

On January 18, 2001, we filed a current report on Form 8-K, which announced that the Companys joint venture with affiliates of JP Morgan Partners acquired 21 properties developed by Shurgard during 2000 in a transaction funded by General Electric Capital Corporation financing in the amount of $67.7 million together with equity contributions of approximately $36 million and $9 million, from JP Morgan Partners and Shurgard, respectively.

On February 9, 2001, we filed a current report on Form 8-K which disclosed the Companys operating results for the fourth quarter and year ended December 31, 2000, as amended on March 14, 2001.

On February 16, 2001, we filed a current report on Form 8-K announcing the Companys issuance of $200 million of 7.75% senior unsecured notes due 2011 under SEC Rule 144A.

On February 23, 2001, we filed a current report on Form 8-K in connection with the Companys issuance of shares of its 8.75% Series D Cumulative Redeemable Preferred Stock under the Company's shelf registration statement on Form S-3, effective February 20, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: August 22, 2001 By: /s/ Harrell Beck

Harrell Beck

Chief Financial Officer, Chief Accounting Officer and Authorized Signatory