Form 10-Q/A
period 2001-06-30
SHURGARD STORAGE CENTERS INC
filed 2001-08-23
CIK 906933

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

Shurgard Storage Centers, Inc.

Part I, Item 1: Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except share data)

(in thousands, except per share data)	For the three months ended June 30, 2001	For the three months ended June 30, 2000
Revenue:		
Real estate operations	$ 56,937	$ 49,058
Property and construction management	1,460	372
Total revenue	58,397	49,430
Expenses:		
Operating	17,069	14,242
Loss from other real estate investments	1,466	748
Depreciation and amortization	11,118	9,792
Real estates taxes	5,052	4,302
General, administrative and other	1,437	1,356
Total expenses	36,142	30,440
Income from operations	22,255	18,990
Interest income and other	1,005	841
Interest expense	(8,802)	(7,900)
Third party interest in profit sharing arrangements	1,592	1,598
Other income (expense), net	(6,205)	(5,461)
Minority interest	(354)	(216)
Income before extraordinary item	15,696	13,313
Early extinguishment of debt	-	-
Net income	$ 15,696	$ 13,313
Net income allocation:		
Allocable to preferred shareholders	$ 4,074	$ 2,188
Allocable to common shareholders	11,622	11,125
	$ 15,696	$ 13,313
Net income per common share:		
Basic earnings per share:		
Income before extraordinary item	$ 0.39	$ 0.38
Early extinguishment of debt	-	-
Net income	$ 0.39	$ 0.38

Shurgard Storage Centers, Inc.

Part I, Item 1: Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except share data)

(in thousands, except per share data)	For the six months ended June 30, 2001	For the six months ended June 30, 2000
Revenue:		
Real estate operations	$ 109,848	$ 93,825
Property and construction management	1,682	759
Total revenue	111,530	94,584
Expenses:		
Operating	33,056	27,113
Loss from real estate investments	2,894	1,643
Depreciation and amortization	22,335	19,695
Real estates taxes	9,885	8,570
General, administrative and other	2,825	2,488
Total expenses	70,995	59,509
Income from operations	40,535	35,075
Interest income and other	3,046	1,614
Interest expense	(19,443)	(14,867)
Third party profit sharing arrangements	3,780	3,215
Other income (expense), net	(12,617)	(10,038)
Minority interest	(503)	(425)
Income before extraordinary item	27,415	24,612
Early extinguishment of debt	(1,036)	-
Net income	$ 26,379	$ 24,612
Net income allocation:		
Allocable to preferred shareholders	$ 6,950	$ 4,375
Allocable to common shareholders	19,429	20,237
	$ 26,379	$ 24,612
Net income per common share:		
Basic earnings per share:		
Income before extraordinary item	$ 0.69	$ 0.69
Early extinguishment of debt	(0.04)	-
Net income	$ 0.65	$ 0.69

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

We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS 66, Accounting for Sales of Real Estate, as profit-sharing arrangements. (See Note D).

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

At December 31, 2000, four of our six mortgage notes payable are secured by 53 properties accounted for as profit-sharing arrangements (See Note D) and are non-recourse credit facilities which require payments of interest only.

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

Note D - Profit-sharing Arrangements

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

Note F - Shareholders Equity

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

NOTE I - LEASE OBLIGATIONS

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

Note J - Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three months ended June 30, 2001 and 2000.

The following summarizes the computation of basic and diluted net income per share for the six months ended June 30, 2001 and 2000.

Note K - Segment Reporting

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

Domestic Acquisitions

During the first six months of 2001, we acquired two additional storage centers located in Illinois and Northern California totaling 162,300 net rentable square feet. These storage centers were acquired through a lease of the building and land.

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

CONSOLIDATED STATEMENT OF INCOME

Income before extraordinary item increased 17.9% over the prior year quarter and 11.4% over the first six months of the prior year. Income from real estate operations rose 16.1% from second quarter 2000 to 2001 and 17.1% from the first six months of 2000 to 2001. Operating expense rose 19.9% from second quarter 2000 to 2001,and 21.9% from the first six months of 2000 to 2001. Included in operating expenses are internal acquisition costs and development expenses related to discontinued efforts of $421,000 and $110,000 for second quarter 2001 and 2000, and $521,000 and $123,000 for the first six months of 2001 and 2000, respectively. Additionally, development and acquisition expense of $998,000 was incurred in the second quarter in connection with our role as construction manager under the Tax Retention Operating Lease Agreements (See discussion of property and construction management revenue below). All other operating expenses are included in NOI after indirect operating and leasehold expense and are discussed in SEGMENT PERFORMANCE. Real estate tax expense rose 17.4% from second quarter 2000 to 2001 and 15.3% from the first six months of 2000 to 2001.

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

Minority interest increased $138,000 from second quarter 2000 to 2001 which relates primarily to the operations of our consolidated subsidiaries. Minority interest increased $78,000 from the first six months of 2000 to 2001 due to the operations of our consolidated subsidiaries offset by our purchase of additional partnership units. Third party profit-sharing arrangements decreased $6,000 from the second quarter 2000 to the second quarter 2001 due to our purchase of the partnership interest of SFP I in January 2001. Third party interest in profit-sharing arrangements increased from the first six months of 2000 to 2001 due to the newly formed CCP/Shurgard joint venture, a limited liability company which is accounted for as a profit-sharing arrangement, in which we own only a 20% interest..

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