Form 10-K/A
period 2000-12-31
SHURGARD STORAGE CENTERS INC
filed 2001-12-04
CIK 906933

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________ .

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

                               THERE ARE 76 PAGES.

================================================================================

        This amendment on Form 10-K of Shurgard Storage Centers, Inc. incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. The amendment reflects the restatement of Form 10-K/A for the year ended December 31, 2000, filed on August 22, 2001, related to accounting for four development joint ventures and a participating mortgage. See Note R to our consolidated financial statements for further discussion of this matter.

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

        For financial information about our industry segments, see our consolidated financial statements and related notes, including NOTE N. For financial information about our foreign and domestic operations, see the consolidated financial statements and the related notes, including NOTE E.

CAPITAL STRATEGY

        Our stated long-term capital objectives include: maintaining conservative leverage ratios; maintaining our investment grade rating; extending our debt maturity schedule; and increasing the percentage of our unencumbered assets. We anticipate funding our growth primarily through a combination of our lines of credit, unsecured debt, preferred equity, and alternative capital sources. We have established a revolving domestic credit facility of up to $360 million, which we expect to meet our borrowing needs over the next several years. In order to continue to grow at historical rates and to meet our capital objectives, it will be necessary to obtain equity capital during the next two to three years. We will evaluate various alternatives, including joint ventures with private institutions and public pension funds and the issuance of additional common stock. Additionally, we anticipate reducing our dividend payout ratio in order to retain cash flow for growth.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2000.

NAME                                             AGE                     POSITIONS AND OFFICES WITH THE COMPANY
----                                             ---                     --------------------------------------
Charles Barbo..............................       59   Chairman of the Board, President and Chief Executive Officer
Harrell Beck...............................       44   Director, Senior Vice President, Chief Financial Officer and Treasurer
David Grant................................       47   Executive Vice President
Christine McKay............................       39   Senior Vice President, Secretary and General Counsel
John Steckler..............................       43   Senior Vice President, Marketing
Steve Tyler................................       48   Senior Vice President, Operations

----------

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

ITEM 2 -- PROPERTIES

        The Company owns, as of December 31, 2000, directly and through its subsidiaries and joint ventures, 399 properties (including 397 self storage properties), 352 of which are located in 19 states and 47 which are located in Europe. Our self storage properties are designed to offer accessible storage space for personal and business use. Individuals typically rent individual units in self storage properties for storage of personal belongings such as furniture, appliances, boats and other household and recreational goods. Businesses typically rent space for storage of business property such as equipment, seasonal goods, records and fixtures. We believe that it is desirable to have commercial customers because they tend to rent larger units, stay for longer terms, are more reliable payers and are less sensitive to price increases. Accordingly, we have marketing and direct sales programs that target commercial users. Based on a survey of our customers conducted during 2000, we estimate that commercial users account for approximately 25 -- 30% of our total customer base.

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

        The following table provides information regarding the year developed or acquired, year built, approximate net rentable square feet and acreage of each of the self storage properties and business parks owned and operated by us as of December 31, 2000. As of December 31, 2000, 134 properties with square footage of 9.3 million are encumbered. We own additional properties which are under development, but not reflected in this table. This table includes stores in which we own an interest (either fee title or leasehold), but whose results are not consolidated for financial reporting purposes. There are 326 stores whose results are consolidated in the financial statements. These stores represent
21.0 million net rentable square feet and are built on approximately 1,205 acres of land. This table does not include properties under development or leased to others, nor does it include undeveloped land. At December 31, 2000, we leased one 99,000 square foot storage center to an unrelated third party built on 2.5 acres, owned 6 parcels of land under development totaling 23.8 acres and 2 parcels of undeveloped land totaling 6.1 acres.

                                                                                                 APPROXIMATE
                                                                     STATE/      OWNED   YEAR    NET RENTABLE
PROPERTY NAME                                PROPERTY LOCATION      COUNTRY      SINCE   BUILT    SQUARE FEET    ACREAGE
-------------                              --------------------  -------------  ------- ------- ---------------  --------
                                                                                                (IN THOUSANDS)
Ahwatukee(6)(8).......................     Phoenix               AZ               1998     1998          70         4.1
Airpark...............................     Scottsdale            AZ               1997     1997          49         1.3
Arrowhead(6)(8).......................     Phoenix               AZ               1997     1997          67         3.2
Chandler..............................     Chandler              AZ               1986     1986          71         4.0
Colonade(2)...........................     Phoenix               AZ               1998     1997          30
Dobson Ranch..........................     Mesa                  AZ               1996     1978          58         4.2
Houghton Road(7)(8)...................     Tucson                AZ               1999     2000          68         3.9
Mesa..................................     Mesa                  AZ               1987     1985          99         4.8
Mill Avenue(8)........................     Tempe                 AZ               1999     1998          30         0.6
Phoenix...............................     Phoenix               AZ               1985     1984          78         2.7
Phoenix East..........................     Phoenix               AZ               1987     1984          66         2.0
Scottsdale............................     Scottsdale            AZ               1985     1976          47         3.0
Scottsdale North......................     Scottsdale            AZ               1985     1985         112         4.1
Shea..................................     Scottsdale            AZ               1997     1996          43         1.3
Speedway(8)...........................     Tucson                AZ               1998     1998          71         3.0

                                                                                                 APPROXIMATE
                                                                     STATE/      OWNED   YEAR    NET RENTABLE
PROPERTY NAME                                PROPERTY LOCATION      COUNTRY      SINCE   BUILT    SQUARE FEET    ACREAGE
-------------                              --------------------  -------------  ------- ------- ---------------  --------
                                                                                                (IN THOUSANDS)
Tempe.................................     Tempe                 AZ               1984     1976          54         3.0
Union Hills(8)........................     Phoenix               AZ               1998     1998          65         3.8
Val Vista(6)(8).......................     Gilbert               AZ               1999     1999          52         5.5
Warner(1).............................     Mesa                  AZ               1995     1985          61         3.1
Alicia Parkway........................     Laguna Hills          CA               1998     1991         100         4.5
Aliso Viejo...........................     Aliso Viejo           CA               1996     1996          86         3.5
Antioch(7)(8).........................     Antioch               CA               1999     1999          57         1.8
Bloomington...........................     Bloomington           CA               1997     1983          50         2.8
Blossom Valley(6)(8)..................     San Jose              CA               1998     1998          64         1.4
Capital Expressway(2)(8)..............     San Jose              CA               2000     2000          66         1.7
Castro Valley.........................     Castro Valley         CA               1996     1975          50         2.3
Colton................................     Colton                CA               1985     1984          73         3.8
Costa Mesa(8)(1)......................     Costa Mesa            CA               1999     1998          40         1.5
Culver City...........................     Los Angeles           CA               1988     1989          77         1.4
Daly City.............................     Daly City             CA               1995     1989          96         5.2
El Cajon..............................     El Cajon              CA               1986     1977         129         6.0
El Cerrito............................     Richmond              CA               1986     1987          62         1.5
Fontana Sierra........................     Fontana               CA               1987     1980          85         3.6
Hayward...............................     Hayward               CA               1985     1983          48         2.8
Huntington Beach......................     Huntington Beach      CA               1988     1986          99         3.3
Kearney-Balboa........................     San Diego             CA               1986     1984          90         2.3
La Habra..............................     La Habra              CA               1986     1979          95         7.1
Martinez(1)...........................     Martinez              CA               1995     1987          56         3.0
Mountain View.........................     Mountain View         CA               1987     1986          28         0.7
Newark................................     Newark                CA               1996     1991          61         3.1
Ontario...............................     Ontario               CA               1996     1984          57         2.1
Orange................................     Orange                CA               1996     1985          89         2.8
Palo Alto.............................     Palo Alto             CA               1986     1987          48         1.4
Pinole(1).............................     Pinole                CA               1995     1988          37         2.5
S. San Francisco......................     San Francisco         CA               1987     1985          56         2.1
Sacramento............................     Sacramento            CA               1996     1991          53         2.6
San Leandro...........................     San Leandro           CA               1996     1991          59         2.7
San Lorenzo...........................     San Lorenzo           CA               1996     1990          54         1.9
Santa Ana.............................     Santa Ana             CA               1986     1975         167         8.1
Solana Beach(2).......................     Solana Beach          CA               1987     1984          87         4.5
Sunnyvale.............................     Sunnyvale             CA               1986     1974         101         6.5
Tracy.................................     Tracy                 CA               1996     1986          70         3.0
Union City............................     Hayward               CA               1985     1985          41         2.9
Van Ness(6)(8)........................     San Francisco         CA               1999     1934          84         1.6
Walnut................................     Walnut                CA               1996     1986          97         3.6
Walnut Creek(2)(7)(8).................     Walnut Creek          CA               1999     1987         105
Westpark(1)(8)........................     Irvine                CA               2000     1999         110         5.6
Westwood..............................     Santa Monica          CA               1986     1988          64         0.3
Lakewood..............................     Golden                CO               1986     1985          67         2.7
Northglenn............................     Northglenn            CO               1987     1979          75         5.5
Tamarac...............................     Denver                CO               1984     1977          25         1.9
Thornton..............................     Denver                CO               1984     1984          41         2.4
Windermere............................     Littleton             CO               1984     1977          80         5.3
Blue Heron............................     West Palm Beach       FL               1987     1975         167        11.8
Brandon(1)(8).........................     Brandon               FL               1999     1999          69         9.5
Carrollwood(1)(8).....................     Tampa                 FL               1999     1999          62         2.1
Davie(1)..............................     Davie                 FL               1996     1990          76         5.5
Daytona Beach(1)(8)...................     Daytona Beach         FL               1999     1999          74         7.2
Delray Beach..........................     Delray Beach          FL               1996     1986          77         4.5
Eau Galllie(1)(8).....................     Melbourne             FL               1999     1999          59         3.7
Hyde Park(1)(8).......................     Tampa                 FL               1999     1999          62         2.5

                                                                                                 APPROXIMATE
                                                                     STATE/      OWNED   YEAR    NET RENTABLE
PROPERTY NAME                                PROPERTY LOCATION      COUNTRY      SINCE   BUILT    SQUARE FEET    ACREAGE
-------------                              --------------------  -------------  ------- ------- ---------------  --------
                                                                                                (IN THOUSANDS)
Lauderhill............................     Lauderhill            FL               1997     1986          62         4.0
Maitland(1)...........................     Orlando               FL               1997     1997          78         8.7
Margate...............................     Margate               FL               1996     1984          75         4.0
Military Trail........................     West Palm Beach       FL               1987     1981         124         9.4
Oakland Park..........................     Ft. Lauderdale        FL               1985     1974         290        13.4
Oldsmar(1)(8).........................     Tampa                 FL               2000     2000          53         2.9
Ormond Beach(1)(8)....................     Ormond Beach          FL               1999     1999          60         6.8
Oviedo(1).............................     Orlando               FL               1997     1997          65         9.0
Red Bug(1)............................     Seminole County       FL               1997     1997          75         4.3
S. Semoran(1).........................     Orlando               FL               1997     1997          68         5.2
Seminole..............................     Seminole              FL               1986     1984          61         2.7
South Orange(1).......................     Orlando               FL               1997     1997          71         5.0
Vineland(1)(8)........................     Orlando               FL               1999     1998          48         3.3
West Town(1)(8).......................     Altamonte Springs     FL               1998     1998          50         2.8
West Waters(1)(8).....................     Tampa                 FL               2000     2000          71        14.4
Ansley Park...........................     Atlanta               GA               1995     1991          69         1.4
Brookhaven............................     Atlanta               GA               1995     1992          66         2.0
Clairemont............................     Atlanta               GA               1996     1990          41         1.1
Decatur...............................     Atlanta               GA               1995     1992          65         2.5
Forest Park...........................     Forest Park           GA               1996     1980          65         7.9
Gwinnett..............................     Lawrenceville         GA               1996     1996          71         4.4
Holcomb Bridge(7)(8)..................     Roswell               GA               1999     2000          57         3.8
Jones Bridge(6).......................     Atlanta               GA               1997     1997          75         5.3
Lawrenceville(6)(8)...................     Lawrenceville         GA               1997     1997          74         3.4
Morgan Falls..........................     Dunwoody              GA               1996     1990          76         3.7
Norcross..............................     Norcross              GA               1996     1984          62         9.3
Peachtree.............................     Duluth                GA               1997     1996         100         6.2
Perimeter.............................     Atlanta               GA               1996     1996          72         3.3
Roswell...............................     Roswell               GA               1986     1986          57         3.8
Sandy Plains(6)(8)....................     Marietta              GA               1998     1998          68         6.9
Satellite Blvd........................     Duluth                GA               1997     1994          75         5.2
Stone Mountain........................     Stone Mountain        GA               1996     1985          61        10.1
Tucker................................     Tucker                GA               1996     1987          60         4.6
Alsip.................................     Alsip                 IL               1982     1980          79         4.6
Bolingbrook...........................     Bolingbrook           IL               1997     1997          68         1.5
Bridgeview............................     Bridgeview            IL               1985     1983          75         4.1
Country Club Hills(6)(8)..............     Country Club Hills    IL               1999     1999          74         4.9
Dolton................................     Calumet City          IL               1982     1979          79         3.0
Fox Valley(6)(8)......................     Chicago               IL               1998     1998          71         4.6
Hillside..............................     Hillside              IL               1988     1988          66         5.3
Lisle.................................     Lisle                 IL               1986     1976          53         3.4
Lombard...............................     Lombard               IL               1982     1980          53         3.1
Oak Forest............................     Orland Park           IL               1995     1991          87         3.9
Palatine(7)(8)........................     Palatine              IL               2000     2000          52         3.9
Rolling Meadows.......................     Rolling Meadows       IL               1982     1980          71         4.5
Schaumburg............................     Schaumburg            IL               1982     1980          71         4.3
Schaumburg South(6)(8)................     Schaumburg            IL               1999     1999          72         5.2
Willowbrook...........................     Willowbrook           IL               1986     1979          44         3.3
Allisonville..........................     Indianapolis          IN               1997     1987          90         7.4
Carmel................................     Carmel                IN               1996     1996          61         4.3
Castleton.............................     Indianapolis          IN               1998     1988          48         3.6
College Park..........................     Indianapolis          IN               1986     1984          68         6.0
County Line(2)(6)(8)..................     SouthPort             IN               1998     1998          72         4.5
Downtown Indy(7)(8)...................     Indianapolis          IN               1999     1999          61         1.2
Eaglecreek(6)(8)......................     Indianapolis          IN               1998     1998          73         5.1
East Washington(7)(8).................     Indianapolis          IN               1999     1999          69         4.7

                                                                                                 APPROXIMATE
                                                                     STATE/      OWNED   YEAR    NET RENTABLE
PROPERTY NAME                                PROPERTY LOCATION      COUNTRY      SINCE   BUILT    SQUARE FEET    ACREAGE
-------------                              --------------------  -------------  ------- ------- ---------------  --------
                                                                                                (IN THOUSANDS)
Georgetown............................     Indianapolis          IN               1996     1996          72         4.2
Glendale..............................     Indianapolis          IN               1986     1985          60         5.6
Annapolis(2)(6)(8)....................     Annapolis             MD               1998     1998          69         3.2
Briggs Chaney.........................     Silver Spring         MD               1994     1987          28         2.0
Clinton...............................     Clinton               MD               1986     1985          30         2.0
Crofton...............................     Gambrills             MD               1988     1985          40         2.1
Frederick.............................     Frederick             MD               1994     1987          32         1.7
Gaithersburg..........................     Gaithersburg          MD               1994     1986          77         5.4
Germantown............................     Germantown            MD               1994     1988          45         1.9
Laurel................................     Laurel                MD               1988     1984          30         2.0
Oxon Hill.............................     Ft. Washington        MD               1994     1987          28         1.3
Suitland..............................     Suitland              MD               1987     1985          45         2.7
Ann Arbor.............................     Ann Arbor             MI               1988     1977          62         3.9
Canton................................     Canton                MI               1988     1986          56         3.3
Canton Township(7)(8).................     Canton Township       MI               2000     2000          68         4.1
Clinton Township(6)(8)................     Clinton Township      MI               1999     1999          70         5.0
Flint East............................     Flint                 MI               1997     1977          45         2.7
Fraser................................     Fraser                MI               1988     1985          73         5.2
Grand Rapids..........................     Grand Rapids          MI               1983     1978          45         3.2
Jackson...............................     Jackson               MI               1997     1978          49         3.1
Kalamazoo.............................     Kalamazoo             MI               1980     1980          41         3.0
Lansing...............................     Lansing               MI               1983     1978          40         2.5
Livonia...............................     Livonia               MI               1988     1985          67         4.8
Madison Heights.......................     Detroit               MI               1995     1977          66         4.1
Plymouth..............................     Canton Township       MI               1985     1979          62         5.3
Rochester.............................     Utica                 MI               1996     1989          57         4.8
Southfield............................     Southfield            MI               1983     1976          76         4.3
Sterling Heights......................     Sterling Heights      MI               1996     1986         105         8.9
Taylor................................     Taylor                MI               1995     1980          83         4.2
Troy East.............................     Troy                  MI               1981     1975          81         4.8
Troy West.............................     Troy                  MI               1983     1979          88         5.2
Walled Lake...........................     Walled Lake           MI               1985     1984          69         4.3
Warren................................     Warren                MI               1988     1985          68         4.6
SouthHaven(1)(8)......................     Memphis               MS               1998     1998          43         7.7
Capital Blvd..........................     Raleigh               NC               1994     1984          34         2.1
Cary..................................     Cary                  NC               1994     1984          58         4.7
Creedmoor(6)(8).......................     Raleigh               NC               1997     1997          72         5.1
Garner................................     Garner                NC               1994     1987          28         3.1
Glenwood..............................     Raleigh               NC               1994     1983          31         1.9
Morrisville...........................     Morrisville           NC               1994     1988          40         3.3
Bricktown(7)(8).......................     Bricktown             NJ               1999     2000          71         4.6
Old Bridge............................     Matawan               NJ               1987     1987          77         6.1
Beth Page(7)(8).......................     Long Island           NY               2000     2000          81         3.5
Commack(7)(8).........................     Huntington            NY               1999     1999          80         5.2
Gold..................................     Brooklyn              NY               1986     1940         102         0.4
Great Neck(7)(8)......................     Long Island           NY               1999     1929          20         0.4
Hempstead(7)(8).......................     Hempstead             NY               1999     1999          66         2.3
Melville(6)(8)........................     Long Island           NY               1998     1998          74         7.4
Nesconset(7)(8).......................     Long Island           NY               2000     2000          50         3.1
Northern(2)...........................     Long Island City      NY               1987     1940          76         1.9
Utica.................................     Brooklyn              NY               1986     1964          75         1.1
Van Dam...............................     Long Island City      NY               1986     1925          56         0.5
Yonkers...............................     Yonkers               NY               1986     1928         100         1.6
16th and Sandy(1).....................     Portland              OR               1995     1973          26         0.5
Allen Blvd............................     Beaverton             OR               1996     1973          42         2.6
Barbur Boulevard......................     Portland              OR               1995     1993          67         2.8

                                                                                                 APPROXIMATE
                                                                     STATE/      OWNED   YEAR    NET RENTABLE
PROPERTY NAME                                PROPERTY LOCATION      COUNTRY      SINCE   BUILT    SQUARE FEET    ACREAGE
-------------                              --------------------  -------------  ------- ------- ---------------  --------
                                                                                                (IN THOUSANDS)
Beaverton.............................     Beaverton             OR               1985     1974          25         2.0
Denny Road............................     Beaverton             OR               1989     1988          65         6.2
Division(1)...........................     Portland              OR               1996     1992          47         2.0
Gresham...............................     Portland              OR               1996     1996          64         4.4
Hillsboro.............................     Portland              OR               1996     1996          65         8.9
King City.............................     Tigard                OR               1987     1986          83         4.9
Liberty Road..........................     Salem                 OR               1995     1993          54         4.4
Milwaukie(1)..........................     Milwaukie             OR               1996     1990          62         3.3
Oregon City...........................     Portland              OR               1995     1992          57         3.2
Portland..............................     Portland              OR               1988     1988          49         2.1
Salem.................................     Salem                 OR               1983     1979          67         3.8
Airport...............................     Philadelphia          PA               1986     1985          96         6.7
Edgemont..............................     Philadelphia          PA               1995     1992          64         5.5
Painter's Crossing(6)(8)..............     Philadelphia          PA               1998     1998          49         3.3
West Chester(2).......................     West Chester          PA               1986     1980          84         7.0
Franklin(1)...........................     Nashville             TN               1995     1995          55         3.3
Hermitage(1)..........................     Nashville             TN               1995     1995          65         2.8
Hickory Hollow(1).....................     Nashville             TN               1997     1997          46         2.5
Medical Center(1).....................     Nashville             TN               1994     1995          60         2.3
Rivergate(1)..........................     Nashville             TN               1996     1996          46         4.7
South Main(1)(8)......................     Memphis               TN               1999     1999          27         1.6
Stones River(1)(8)....................     Murfeesboro           TN               1998     1998          39         3.3
Sycamore(1)...........................     Memphis               TN               1998     1984          45         3.1
Winchester(1).........................     Memphis               TN               1998     1988          65         8.9
Wolfchase(1)..........................     Memphis               TN               1997     1997          39         1.8
Arlington/Forum 303...................     Arlington             TX               1986     1984          57         2.7
Bandera Road..........................     San Antonio           TX               1988     1981          75         3.6
Bedford...............................     Bedford               TX               1985     1984          69         2.7
Bee Caves Road(6)(8)..................     Austin                TX               1999     1999          68        11.0
Beltline Road.........................     Irving                TX               1989     1985          68         6.3
Blanco Road...........................     San Antonio           TX               1988     1989          66         3.6
Champions(6)(8).......................     Houston               TX               1998     1998          65         3.7
Cinco Ranch(8)........................     Houston               TX               1999     1998          57         3.0
Cityplace(6)(8).......................     Dallas                TX               1999     1999          60         2.8
East Lamar............................     Arlington             TX               1996     1996          43         3.0
Federal...............................     Houston               TX               1988     1988          55         3.4
First Colony(8).......................     Missouri City         TX               2000     1994          42         2.8
Fredicksburg..........................     San Antonio           TX               1987     1978          82         4.5
Georgetown............................     Austin                TX               1997     1996          58         4.1
Greenville(6)(8)......................     Dallas                TX               1998     1998          61         2.8
Helotes(7)(8).........................     San Antonio           TX               2000     2000          56         3.4
Henderson Street(6)(8)................     Fort Worth            TX               1999     1999          66         0.9
Henderson Pass........................     San Antonio           TX               1998     1995          46         2.5
Highway 78............................     San Antonio           TX               1998     1997          55         4.4
Hill Country Village..................     San Antonio           TX               1985     1982          79         4.0
Hillcroft(2)..........................     Houston               TX               1991     1988          59         3.4
Hurst.................................     Hurst                 TX               1987     1974          67         4.7
Imperial Valley.......................     Houston               TX               1988     1987          54         3.1
Irving/MacArthur Blvd.(3).............     Irving                TX               1985     1975         141        11.4
Kingwood..............................     Kingwood              TX               1988     1988          54         3.3
Las Colinas(7)(8).....................     Irving                TX               2000     2000          54         1.9
Lewisville............................     Dallas                TX               1997     1997          62         4.0
McArthur Crossing.....................     Irving                TX               1996     1996          65         4.1
Medical Center........................     Houston               TX               1989     1989          57         2.6
Medical Center SA(7)(8)...............     San Antonio           TX               1998     1999          58         3.0
Mission Bend..........................     Houston               TX               1995     1995          69         4.1

                                                                                                 APPROXIMATE
                                                                     STATE/      OWNED   YEAR    NET RENTABLE
PROPERTY NAME                                PROPERTY LOCATION      COUNTRY      SINCE   BUILT    SQUARE FEET    ACREAGE
-------------                              --------------------  -------------  ------- ------- ---------------  --------
                                                                                                (IN THOUSANDS)
Nacodoches............................     San Antonio           TX               1998     1996          39         2.5
North Austin..........................     Austin                TX               1986     1982          67         5.9
North Carrollton(8)...................     Carrollton            TX               2000     1999          65         3.6
North Park(8).........................     Kingwood              TX               2000     1996          48         3.6
Oak Farm Dairy(6)(8)..................     Houston               TX               1999     1999          65         1.8
Oak Hills(7)(8).......................     Austin                TX               1999     1999          65         2.9
Olympia(7)(8).........................     Missouri City         TX               1998     1999          63         4.0
Park Cities East......................     Dallas                TX               1995     1995          68         4.3
Parker Road...........................     Dallas                TX               1995     1995          65         3.5
Preston Road..........................     Dallas                TX               1997     1997          62         3.2
Quarry(8).............................     San Antonio           TX               1999     1999          66         1.4
River Oaks(1).........................     Houston               TX               1996     1989          67         2.4
Round Rock............................     Austin                TX               1997     1995          55         3.6
San Antonio NE........................     San Antonio           TX               1985     1982          74         3.6
Slaughter Lane........................     Austin                TX               1997     1994          76         4.6
South Cooper..........................     Arlington             TX               1996     1996          66         3.7
South Main(8).........................     Houston               TX               2000     1999          25         3.6
Southlake(6)(8).......................     Dallas                TX               1998     1998          66         4.6
Spring Branch(8)......................     Houston               TX               2000     1996          27         2.0
Sugarland.............................     Sugarland             TX               1988     1987          55         3.0
T.C. Jester...........................     Houston               TX               1996     1990          64         2.8
Thousand Oaks.........................     San Antonio           TX               1986     1987          53         2.9
Universal City(1).....................     San Antonio           TX               1995     1985          82         5.1
Valley Ranch..........................     Coppell               TX               1997     1995          94         5.1
West U................................     Houston               TX               1989     1988          60         1.8
Westchase(8)..........................     Houston               TX               2000     1998          52         2.3
Westheimer............................     Houston               TX               1986     1977          73         3.7
Windcrest.............................     San Antonio           TX               1996     1975          87         6.3
Woodforest............................     Houston               TX               1996     1996          54         6.2
Woodlands.............................     Houston               TX               1988     1988          64         3.8
Bayside...............................     Virginia Beach        VA               1988     1984          28         1.7
Burke.................................     Fairfax               VA               1996     1984          32         1.7
Cascades(6)(8)........................     Sterling              VA               1998     1998          63         7.7
Cedar Road............................     Chesapeake            VA               1994     1989          36         2.1
Charlottesville.......................     Charlottesville       VA               1994     1984          32         2.1
Chesapeake............................     Chesapeake            VA               1996     1986          58         5.2
Crater Road...........................     Petersburg            VA               1994     1987          36         3.8
Dale City.............................     Dale City             VA               1994     1986          31         1.6
Fairfax...............................     Fairfax               VA               1986     1980          62         5.6
Falls Church..........................     Falls Church          VA               1987     1988          93         1.5
Gainesville...........................     Gainesville           VA               1994     1988          31         2.0
Herndon...............................     Herndon               VA               1988     1985          39         3.0
Holland Road..........................     Virginia Beach        VA               1994     1985          34         3.9
Jeff Davis Hwy........................     Richmond              VA               1994     1990          35         5.2
Kempsville............................     Virginia Beach        VA               1989     1985          33         2.0
Laskin Road...........................     Virginia Beach        VA               1994     1984          39         2.5
Leesburg..............................     Leesburg              VA               1996     1986          28         1.6
Manassas E. & W.(3)...................     Manassas              VA               1988     1984          69         3.5
McLean(2).............................     McLean                VA               1997     1997          38         4.2
Merrifield(6)(8)......................     Fairfax               VA               1999     1999          73         4.7
Midlothian Turnpike...................     Richmond              VA               1996     1984          44         2.9
Newport News North....................     Newport News          VA               1996     1986          59         3.8
Newport News. S.......................     Newport News          VA               1985     1985          59         3.9
North Richmond........................     Richmond              VA               1988     1984          37         2.6
Old Towne(7)(8).......................     Alexandria            VA               1999     1999          77         0.9
Potomac Mills(6)......................     Potomac Mills         VA               1997     1997          69         3.8

                                                                                                 APPROXIMATE
                                                                     STATE/      OWNED   YEAR    NET RENTABLE
PROPERTY NAME                                PROPERTY LOCATION      COUNTRY      SINCE   BUILT    SQUARE FEET    ACREAGE
-------------                              --------------------  -------------  ------- ------- ---------------  --------
                                                                                                (IN THOUSANDS)
Princess Anne Road....................     Virginia Beach        VA               1994     1985          40         2.2
S. Military Highway...................     Virginia Beach        VA               1996     1984          48         2.7
Temple Avenue.........................     Petersburg            VA               1994     1989          34         4.0
Virginia Beach........................     Virginia Beach        VA               1989     1985          65         2.3
Auburn................................     Auburn                WA               1996     1996          62         7.3
Bellefield............................     Bellevue              WA               1996     1978          65         2.9
Bellevue East & West(3)...............     Bellevue              WA               1984     1975         165        10.8
Bellingham............................     Bellingham            WA               1981     1981          74         5.7
Bremerton.............................     Bremerton             WA               1997     1976          41         2.5
Burien................................     Seattle               WA               1985     1974          92         5.3
Burien II.............................     Seattle               WA               1985     1979          60         3.0
Canyon Park JV(1).....................     Bothell               WA               1996     1990          58         4.4
Canyon Rd.............................     Puyallup              WA               1996     1986          28         1.7
Capitol Hill(1).......................     Seattle               WA               1987     1988          71         0.7
E. Bremerton..........................     Bremerton             WA               1996     1985          66         3.1
East Lynnwood.........................     Lynnwood              WA               1986     1978          80         3.8
Edmonds...............................     Edmonds               WA               1984     1974         121         6.5
Everett...............................     Everett               WA               1981     1978          63         4.2
Factoria..............................     Bellevue              WA               1984     1984          57         3.8
Factoria Square.......................     Bellevue              WA               1996     1989          70         1.9
Federal Way...........................     Federal Way           WA               1984     1975         134         5.7
Fife(4)...............................     Tacoma                WA               1984     1977          63         3.9
Gig Harbor(8).........................     Gig Harbor            WA               1999     1980          35         2.7
Hazel Dell(1).........................     Vancouver             WA               1996     1989          56         3.4
Highland Hill.........................     Tacoma                WA               1981     1982          60         3.9
Interbay..............................     Seattle               WA               1987     1988          84         0.4
Issaquah..............................     Issaquah              WA               1985     1986          56         4.7
Juanita(7)(8).........................     Kirkland              WA               1998     1999          65         2.0
Kennydale.............................     Renton                WA               1996     1991          57         2.8
Kent..................................     Kent                  WA               1997     1977          44         2.5
Lacey.................................     Olympia               WA               1997     1977          25         1.4
Lake City(1)..........................     Seattle               WA               1995     1987          51         1.1
Lake Union(8).........................     Seattle               WA               1998     1998          68         2.1
Lakewood 512(4).......................     Tacoma                WA               1987     1979         130        12.2
Lynnwood..............................     Lynnwood              WA               1997     1979          54         4.0
Mill Creek(6)(8)......................     Everett               WA               1998     1998          68         3.1
North Spokane.........................     Spokane               WA               1984     1976          78         4.1
Parkland..............................     Tacoma                WA               1997     1980          52         4.2
Pier 57(6)(8).........................     Seattle               WA               1986     1912          59         0.3
Portt Orchard.........................     Portt Orchard         WA               1997     1991          46         3.0
Redmond(6)(8).........................     Redmond               WA               1998     1998          52         3.0
Renton................................     Renton                WA               1984     1979          80         4.5
Salmon Creek..........................     Vancouver             WA               1997     1997          68         2.6
Sammamish(6)(8).......................     Redmond               WA               1998     1998          76         5.0
Shoreline/Aurora N.(3)................     Seattle               WA               1986     1978         136         6.1
Smokey Point..........................     Arlington             WA               1987     1984          35         2.2
South Center..........................     Renton                WA               1985     1979          68         4.1
South Hill............................     Seattle               WA               1995     1980          45         2.8
South Tacoma..........................     Tacoma                WA               1987     1975          46         3.1
Spokane...............................     Spokane               WA               1997     1976          49         2.6
Sprague(1)............................     Tacoma                WA               1996     1950          52         2.8
Totem Lake............................     Kirkland              WA               1984     1978          61         2.6
Vancouver Mall........................     Vancouver             WA               1980     1982          46         3.3
West Olympia..........................     Olympia               WA               1997     1978          30         2.2
West Seattle..........................     Seattle               WA               1997     1997          66         3.4
Whitecenter...........................     Seattle               WA               1980     1981          48         3.4

                                                                                                 APPROXIMATE
                                                                     STATE/      OWNED   YEAR    NET RENTABLE
PROPERTY NAME                                PROPERTY LOCATION      COUNTRY      SINCE   BUILT    SQUARE FEET    ACREAGE
-------------                              --------------------  -------------  ------- ------- ---------------  --------
                                                                                                (IN THOUSANDS)
Woodinville...........................     Woodinville           WA               1984     1982          70         3.5
Aartselaar(5).........................     Antwerpen             Belgium          1997     1997          76         1.7
Antwerpen Bredabann(5)................     Antwerpen             Belgium          2000     2000          67         1.5
Brugge(5).............................     Flanders              Belgium          1999     1999          74         1.7
Forest(5)(9)..........................     Brussels              Belgium          1995     1995          49         0.4
Ghent(5)..............................     Flanders              Belgium          1998     1998          72         1.7
Jette(5)..............................     Brussels              Belgium          2000     2000          67         1.6
Kortjik(5)............................     Flanders              Belgium          1999     1999          63         1.5
Leuven(5).............................     Brussels              Belgium          1998     1998          63         1.7
Liege(5)..............................     Liege                 Belgium          2000     2000          52         1.2
Machalein(5)..........................     Brussels              Belgium          1997     1997          65         1.5
Molenbeek(5)(9).......................     Brussels              Belgium          1995     1995          34         0.5
Overijse(5)...........................     Brussels              Belgium          1998     1998          49         1.4
Waterloo(5)...........................     Brussels              Belgium          1995     1995          86         3.5
Zaventem(5)...........................     Brussels              Belgium          1996     1996          75         3.0
Ballainvilliers(5)....................     Paris                 France           2000     2000          58         1.3
Fresnes(5)............................     Paris                 France           2000     2000          56         1.3
Montrouge(2)(5).......................     Paris                 France           1997     1996          59         1.4
Nantere(5)............................     Paris                 France           2000     2000          68         1.6
Nice(5)...............................     Nice                  France           1997     1991          42         1.0
Osny(5)...............................     Paris                 France           2000     2000          54         1.2
Pontault-Combault(5)..................     Paris                 France           1999     1999          54         1.2
Port Marly(5).........................     Paris                 France           2000     2000          46         1.1
Rosny(5)..............................     Paris                 France           2000     2000          64         1.5
Varlin(2)(5)..........................     Paris                 France           1997     1997          23         0.5
Villejuste(5).........................     Paris                 France           2000     2000          61         1.4
Amersfoot(5)..........................     Amersfoot             Netherlands      2000     2000          66         1.5
Amsterdam(5)..........................     Amsterdam             Netherlands      2000     2000          54         1.2
Den Haag(5)...........................     Den Haag              Netherlands      1999     1999          61         1.4
Maastricht(5).........................     Maastricht            Netherlands      2000     2000          51         1.2
Rotterdam(5)..........................     Rotterdam             Netherlands      2000     2000          52         1.2
Utrecht Nieuwegein(5).................     Utrecht               Netherlands      2000     2000          61         1.4
Handen(5).............................     Stockholm             Sweden           1999     1999          65         1.5
Jacobsberg(2)(5)......................     Stockholm             Sweden           1998     1998          60         2.6
Kungens Kurva(5)......................     Stockholm             Sweden           1998     1998          72         6.8
Lundavagen(5).........................     Malmo                 Sweden           2000     2000          70         1.6
Molndal(2)(5).........................     Gothenburg            Sweden           1999     1999          65         1.5
Rissne(5).............................     Stockholm             Sweden           1998     1998          67         2.3
Sodertalje(5).........................     Stockholm             Sweden           2000     2000          53         1.2
Sodermalm(2)(5).......................     Stockholm             Sweden           1999     1999          26         0.6
Solna(5)..............................     Stockholm             Sweden           1999     1999          69         1.6
Taby(5)...............................     Stockholm             Sweden           1998     1998          60         2.5
Uppsala(5)............................     Uppsala               Sweden           1999     1999          63         1.5
Croydon(5)............................     London                UK               1999     1999          67         1.5
Norbury(5)............................     London                UK               1999     1999          45         1.0
Hanworth(5)...........................     London                UK               2000     2000          44         1.0
Hayes(5)..............................     London                UK               1999     1999          67         1.5
Reading(5)............................     London                UK               2000     2000          51         1.2
                                                                                                    -------      ------
          Total.......................                                                               25,469       1,406
                                                                                                    =======      ======

----------

(1) We own between 50 and 90% of the entities that own these properties.

(2) We do not have fee title, but have a long-term lease, with respect to the storage facility or the land on which this property is located. We have not included acreage on properties with building leases.

(3) These properties are now operated as one property.

(4) Property is a business park.

(5) We own a 7.57% interest in the entity that owns this unconsolidated property

(6) We own a 10% interest in the entity that owns this property. The property is included in our financial statements as it was sold to the entity subject to a purchase option. (See Note H to the consolidated financial statements included elsewhere herein.)

(7) We own a 20% interest in the entity that owns this property. The property is included in our financial statements as it was sold to the entity subject to a purchase option. (see Note H to the consolidated financial statements included elsewhere herein.)

(8) This property is included in our New Store operating results. All other domestic properties are included in our Same Store operating results. (See Note N to the consolidated financial statements included elsewhere herein.)

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

                                                                  AVERAGE OCCUPANCY        AVERAGE RENT PER SQUARE FOOT
                                                 % OF 2000 ------------------------------ -----------------------------
STATE                                             REVENUE     2000      1999       1998      2000      1999       1998
-----                                           ---------- --------- ---------  --------- --------- ---------   -------
Arizona....................................           5%       82%       76%        77%    $  9.69   $  9.45    $  9.38
California.................................          16        88        89         91       12.71     11.63      10.97
Florida....................................           7        73        78         83       10.52     10.09       9.80
Georgia....................................           5        79        74         75       10.04     10.07       9.87
Illinois...................................           4        84        84         85       10.51     10.12       9.60
Michigan...................................           6        90        86         89        9.33      8.72       8.23
New York...................................           5        80        83         88       19.59     18.99      18.35
Oregon.....................................           3        89        85         84        9.54      9.29       9.19
Texas......................................          14        80        82         84        9.40      9.11       8.69
Virginia...................................           8        84        81         84       11.93     11.24      10.60
Washington.................................          17        87        84         87       10.95     10.39       9.87
Other......................................          10        78        78         78       10.04      9.79       9.72
Weighted Average...........................         100%       83%       82%        84%    $ 10.82   $ 10.30    $  9.90

        The following table sets forth information for all domestic properties owned by the Company regarding weighted average occupancy and weighted average rent per square foot for the years ended December 31, 2000 through December 31, 1996.

                                                                   2000        1999         1998      1997       1996
                                                                ----------  ----------   ---------  ---------  --------
Weighted average occupancy.................................           83%         82%         84%        86%        87%
Weighted average rent per square foot......................       $10.82      $10.30       $9.90      $9.37      $9.23

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

                                                 PRICE PER SHARE OF
                                                    COMMON STOCK
                                                 ------------------  DISTRIBUTIONS
                                                   HIGH      LOW       DECLARED(1)
                                                 -------   --------  -------------
2000
Fourth Quarter..............................      $24.69   $21.88         $.51
Third Quarter...............................       25.00    22.38          .51
Second Quarter..............................       27.25    21.88          .51
First Quarter...............................       26.13    22.13          .51
1999
Fourth Quarter..............................      $24.69   $20.94         $.50
Third Quarter...............................       27.31    24.63          .50
Second Quarter..............................       27.63    24.88          .50
First Quarter...............................       25.88    24.00          .50

----------

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

ITEM 6 -- SELECTED FINANCIAL DATA

        The following selected consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K/A. This selected financial data contains certain financial information that has been restated. See Note R to our consolidated financial statements for further discussion of this matter.

                                                               AT OR FOR YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------
                                             2000(1)        1999(1)           1998           1997          1996
                                           ----------      ----------      ----------      --------      --------
                                          (AS RESTATED)  (AS RESTATED)    (AS RESTATED)
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:

Total revenue .......................      $  198,538      $  173,154      $  160,392      $140,434      $110,399

Income before accounting change .....          32,307          37,677          37,394        42,311        32,785
Income before accounting change
  per common share:
  Basic .............................            0.80            0.99            1.14          1.40          1.39
  Diluted ...........................            0.79            0.99            1.14          1.40          1.39
Distributions per common share:
  Ordinary income ...................            1.73            1.91            1.80          1.80          1.41
  Capital gain ......................                             .05             .01
  Return of capital .................             .30             .03             .14           .11
                                           ----------      ----------      ----------      --------      --------
          Total .....................            2.03            1.99            1.95          1.91          1.41(2)
                                           ==========      ==========      ==========      ========      ========
BALANCE SHEET DATA:

Total assets ........................       1,230,242       1,149,860       1,151,996       955,488       804,483
Total borrowings ....................         595,524         488,075         450,786       296,971       272,791


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

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for these periods. See Note R to the consolidated financial statements for a discussion of this matter.

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

SAME STORE RESULTS

                                                 YEAR ENDED DECEMBER 31,                    YEAR ENDED DECEMBER 31,
                                         ---------------------------------------    ---------------------------------------
                                                                             %                                         %
                                            2000           1999           CHANGE       1999            1998          CHANGE
                                         -----------    -----------       ------    -----------    -----------       ------
                                                                   (DOLLARS IN THOUSANDS EXCEPT AVERAGE RENT)
Rental revenue.......................    $   183,726    $   172,112         6.7%    $   166,291    $   159,451         4.3%
Direct operating and real
  estate tax expense(1)..............         52,924         49,506         6.9%         47,472         46,394         2.3%
                                         -----------    -----------                 -----------    -----------
NOI..................................        130,802        122,606         6.7%        118,819        113,057         5.1%
Leasehold expense....................            860            799         7.7%            621            545        13.9%
Indirect operating expense(2)........         10,749          9,246        16.3%          8,651          9,474        -8.7%
                                         -----------    -----------                 -----------    -----------
NOI after indirect and
  leasehold expense..................    $   119,193    $   112,561         5.9%    $   109,547    $   103,038         6.3%
                                         ===========    ===========                 ===========    ===========
Avg. annual rent per sq.ft.(3).......    $     10.83    $     10.35         4.6%    $     10.37    $      9.93         4.4%
Avg. sq.ft. occupancy................             88%            86%                         86%            86%
Total net rentable sq.ft.............     18,000,000     18,000,000                  17,300,000     17,300,000
No. of properties....................            277            277                         264            264

----------

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

NEW STORE RESULTS

                                                           YEAR ENDED               YEAR ENDED
                                                          DECEMBER 31,              DECEMBER 31,
                                                      --------------------      --------------------
                                                        2000         1999        1999         1998
                                                      -------      -------      -------      -------
                                                                 (DOLLARS IN THOUSANDS )
Rental revenue .................................      $30,021      $11,731      $17,833      $ 6,106
Direct operating and real estate tax expenses(1)       13,005        5,740        7,878        2,896
                                                      -------      -------      -------      -------
NOI ............................................       17,016        5,991        9,955        3,210
Leasehold expense ..............................        1,189          175          353          241
Indirect operating expense(2) ..................        2,412          937        1,532          721
                                                      -------      -------      -------      -------
NOI after indirect and leasehold expense .......      $13,415      $ 4,879      $ 8,070      $ 2,248
                                                      =======      =======      =======      =======
No. of properties ..............................           80           80           65           65
No. of property months(3) ......................          746          337          561          241

----------

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

                          RESULTS OF 2000 ACQUISITIONS

                                                     YEAR ENDED
                                                 DECEMBER 31, 2000
                                                     --------
                                                (DOLLARS IN THOUSANDS
                                                 EXCEPT AVERAGE RENT)
Rental revenue ................................      $  1,938
Direct operating and real estate tax expense(1)           650
                                                     --------
NOI ...........................................         1,288
Leasehold expense
Indirect operating expense(2) .................           133
                                                     --------
NOI after indirect and leasehold expense ......      $  1,155
                                                     ========
Avg. annual rent per sq.ft.(3) ................      $  10.84
Avg. sq.ft. occupancy .........................            83%
Total net rentable sq.ft ......................       368,000
Number of properties ..........................             7
Number of property-months(4) ..................            41
Purchase price ................................      $ 24,870

----------

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

        During 2000, we purchased seven storage centers totaling 368,000 net rentable square feet for a total cost of $24.9 million (including the cost associated with the related non-competition agreements). One of these properties is located in California and six are located in Texas. The 2001 projected yield on these properties is 11% to 12% (calculated as projected 2001 NOI divided by purchase price). These projections are based on numerous assumptions and actual results may vary due to the factors discussed in the OVERVIEW. For a discussion of purchases of partnership units, see INVESTING TRANSACTIONS.

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

                          RESULTS OF 1999 ACQUISITIONS

                                                               YEAR ENDED DECEMBER 31,
                                                       2000           1999           % CHANGE
                                                     --------       --------         --------
                                                   (DOLLARS IN THOUSANDS, EXCEPT AVERAGE RENT)
Rental revenue ................................      $  2,116       $    774            173%
Direct operating and real estate tax expense(1)           760            263            189%
                                                     --------       --------
NOI ...........................................         1,356            511            165%
Leasehold expense
Indirect operating expense(2) .................           197             67            194%
                                                     --------       --------
NOI after indirect and leasehold expense ......      $  1,159       $    444            161%
                                                     ========       ========
Avg. annual rent per sq. ft.(3) ...............      $  11.72       $  10.36
Avg. sq. ft. occupancy ........................            82%            80%
Total net rentable sq. ft. ....................       209,000        209,000
Number of properties ..........................             5              5
Number of property-months(4) ..................            60             24
Purchase price ................................                     $ 13,251

----------

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

                          RESULTS OF 1998 ACQUISITIONS

                                                           YEAR ENDED DECEMBER 31,                YEAR ENDED DECEMBER 31,
                                                    ----------------------------------      -----------------------------------
                                                                                   %                                        %
                                                      2000          1999        CHANGE        1999          1998         CHANGE
                                                    --------      --------      ------      --------      --------      -------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT AVERAGE RENT)
Rental revenue ................................     $  3,869      $  3,560         8.7%     $  3,560      $  1,552          129%
Direct operating and real estate tax expense(1)        1,344         1,237         8.6%        1,237           587          111%
                                                    --------      --------                  --------      --------
NOI ...........................................        2,525         2,323         8.7%        2,323           965          141%
Leasehold expense
Indirect operating expense(2) .................          310           267          16%          262           158           66%
                                                    --------      --------                  --------      --------
NOI after indirect and leasehold expense ......     $  2,215      $  2,056         7.7%     $  2,061      $    807          155%
                                                    ========      ========                  ========      ========
Avg. annual rent per sq. ft.(3) ...............     $   9.45      $   9.10                  $   9.10      $   8.40
Avg. sq. ft. occupancy ........................           81%           83%                       83%           91%

Total net rentable sq. ft .....................      467,000       467,000                   467,000       347,000
Number of properties(4) .......................            8             8                         8             7
Number of property-months(5) ..................           96            96                        96            53
Purchase price ................................                                                           $ 24,908

----------

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

        During 1998, we purchased seven storage centers totaling 426,000 net rentable square feet for a total cost of $23.8 million (including the cost associated with the related non-competition agreements). We also acquired a leasehold in an existing self storage center containing 41,000 net rentable square feet for $1.2 million. These acquisitions were located as follows: one in Arizona, one in California, one in Indiana, two in Tennessee and three in Texas. The operating results of these 1998 acquisitions are included in Same Store Results for 2000.

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

        We, or our joint venture partners, opened 21 storage centers in 1999, representing approximately 1.5 million net rentable square feet. Of the 21 stores opened, six were developed through our Florida joint ventures, three were contributed to CCP/Shurgard and nine were contributed to Shurgard/Fremont Partners II (SFPII). These 1999 developments together generated $4.7 million in NOI for the 12 months of 2000. For the month of December 2000, these developments had NOI of $301,000, which represents 18% of projected monthly NOI at maturity, and averaged 67% occupancy. The operating results of these 1999 developments are included in the New Store Results in the previous section. The 2001 projected yield on these properties is 12% to 13% (calculated as projected NOI at stabilization divided by invested cost).

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

                                                                            TOTAL COST TO
                                                 NUMBER       ESTIMATED       DATE AS OF
                                                   OF       COMPLETED COST   DECEMBER 31,
                                                PROJECTS   OF PROJECTS(1)(2)   2000(1)
                                                 ------         ------         ------
CONSOLIDATED DEVELOPMENTS:
Construction in progress ...............              5         $23.0m         $13.1m
Land purchased pending construction ....              2          $7.9m          $2.2m

UNCONSOLIDATED DEVELOPMENTS:
Construction in progress ...............              1          $5.1m          $3.2m

EXPANSION OF EXISTING PROPERTIES:
Opened during 2000 .....................              1          $1.9m          $1.9m
Construction in progress ...............              1          $1.2m          $1.0m

----------

(1) Table includes 100% of the costs of projects regardless of our ownership percentage.

(2) The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see the discussion below.

        We believe that a long-term strategy of growth through development will result in superior returns over the long-term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, NOI does not generally exceed interest expense on development projects for at least the first year of operations. This rent-up deficit for our pro-rata interest in developments was $7.8 million (NOI of $11.6 million, less $19.4 million of interest assuming 8.5% on invested capital) for 2000 compared to $2.4 million in 1999 and $3.3 million in 1998. The rent-up deficit for a typical $4.0 million project, assuming it takes an average of 24 months to rent up and is financed with debt at 8.5%, is estimated to be approximately $332,000 in the first year of operations. The total cost of a development varies significantly based on the cost of the land. The cost of some future projects may be higher than the typical project described above based on the markets in which we develop those future sites. The amount of rent-up deficit and the timing of positive cash flow cannot be predicted with certainty as it is based on a number of factors including length of rent up, ability to collect stated rental rates on leased units, actual operating expenses incurred, and the time of year a property opens. Another result of this rent-up period is a decrease in our operating margins as new property expenses are added, but the related revenue stream does not hit stabilized levels until occupancy reaches 85%.

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

DEVELOPMENT FINANCING ARRANGEMENTS

        In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO, see FUNDS FROM OPERATIONS), we have pursued alternative financing options. In connection with this initiative, we have formed four joint ventures, SFPI in May 1998 with Fremont Storage Partners I, SFPII in March 1999 with Fremont Storage Partners II, Shurgard/K&S I, LLC in October 1999 with K&S Storage, LLC and CCP/Shurgard in May 2000 with Chase Capital Partners, and in 2001, we executed an agreement to enter into up to $250 million of tax retention operating leases.

        Under the joint venture agreements, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity, which is calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage. We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a 7% return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. As a result of this option or put, we have continuing involvement with these joint ventures and do not recognize the contribution of the storage centers as a transfer in ownership under accounting principles generally accepted in the United States of America (GAAP). We account for these joint ventures as financing arrangements and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partners' share of the estimated option purchase price. The discount is amortized over the term of the related agreement.

        The following is a summary of the terms of each of these four joint ventures:

                                                   SFPI            SFP II           K&S I, LLC       CCP/SHURGARD
                                                 ---------         ---------         ---------         ---------
(Dollars In thousands)
                                                At 12/31/00      At 12/31/00       At 12/31/00        At 12/31/00
Total participation rights, net of
  discount .............................         $  27,372         $  31,502         $   3,584         $  32,247
Total mortgage debt ....................         $  45,050         $  62,266         $   6,482         $  60,400
Properties contributed at
  December 31, 2000 ....................                15                16                 1                21
Purchase option/put exercise                     Exercised  December 2001 to     April 2000 to         Beginning
  period ...............................      January 2001      October 2003      January 2002          May 2002

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

                         SUMMARY OF EUROPEAN PROPERTIES:

                                                                                                     DECEMBER 31,
                                    NUMBER OF     TOTAL NET   ESTIMATED       DECEMBER 31, 2000          2000
                                      OPEN        RENTABLE      TOTAL    --------------------------     % RATE
                                  PROPERTIES(5)  SQ. FT.(1)    COST(1)   OCCUPANCY(2)   RATES(2)(3)  INCREASES(4)
                                  -------------  ----------    -------   ------------   -----------  ------------



COUNTRY
  Belgium.....................         14           855,000      $48.0m       72.7%      $ 11.50        2.5%
  France......................         11           585,000      $40.0m       81.8%      $ 20.08        3.7%
  Netherlands.................          6           345,000      $26.0m       56.1%      $ 14.68       (9.1)%(6)
  Sweden......................         11           660,000      $46.0m       65.5%      $ 16.33        4.5%
  United Kingdom..............          5           273,000      $36.6m       39.4%      $ 23.84       (1.8)%(6)
                                  -------       -----------      ------
                                       47         2,718,000     $196.6m

----------

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

                      CERTAIN FINANCIAL DATA OF BENELUX SCA

                                                          2000       1999      1998
                                                        -------    -------    ------
Total Revenue....................................       $ 14.4m    $  9.2m    $ 4.3m
Total Assets.....................................       $251.9m    $168.9m    $90.7m
Total Bank Debt(1)...............................       $193.3m    $133.8m    $70.5m

----------

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

                                                           YEAR ENDED DECEMBER 31,(1)                YEAR ENDED DECEMBER 31,(2)
                                                    -------------------------------------     --------------------------------------
                                                        2000           1999       % CHANGE       1999           1998       % CHANGE
                                                    -----------    -----------    --------    -----------    -----------   ---------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT AVERAGE RENT)
Rental revenue.................................     $     5,866    $     4,954        18%     $     5,660    $     4,160        36%
Direct operating and real estate tax expense(3)           1,801          1,741         3%           1,946          2,128        (9)%
                                                    -----------    -----------                -----------    -----------
NOI............................................           4,065          3,213        27%           3,714          2,032        83%
Leasehold expense..............................             492            429        15%             496            353        40%
Indirect operating expense(4)..................           1,667          2,472       (33)%          2,860          2,337        22%
                                                    -----------    -----------                -----------    -----------
NOI after indirect and leasehold expense.......     $     1,906    $       312       511%     $       358    $      (658)      154%
                                                    ===========    ===========                ===========    ===========
Avg. annual rent per sq. ft.(5)................     $     13.10    $     12.00         9%     $     14.39    $     12.35        16%

Avg. sq. ft. occupancy.........................              88%            80%                        83%            70%
Total net rentable sq. ft......................         492,000        492,000                    492,000        492,000
# of properties................................               9              9                          9              9

----------

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

        In 1999, our European partners increased rental rates of Same Stores an average of 16%. These rate increases, as well as increases in occupancy, resulted in the 36% revenue increase from 1998 to 1999. Property operating expenses decreased 9% in 1999 over 1998 due to improved expense controls, decreases in repair and maintenance expenses due to renegotiations of maintenance contracts, and improved operating efficiencies resulting from economies of scale.

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

                                                                           TOTAL NET
                                                                        RENTABLE SQ. FT.
                                           NUMBER OF        ESTIMATED   WHEN ALL PHASES
                                           PROPERTIES     TOTAL COST(1)  ARE COMPLETE
                                           ----------     -------------  ------------
OPENED IN 2000

  France...............................         7             $29.9m       407,000
  United Kingdom.......................         2             $15.8m        95,000
  Netherlands..........................         5             $20.4m       284,000
  Belgium..............................         3             $10.9m       186,000
  Sweden...............................         2             $ 9.4m       123,000
OPENED IN 1999

  Belgium..............................         2             $ 5.5m       137,000
  France...............................         1             $ 3.4m        54,000
  Netherlands..........................         1             $ 5.6m        61,000
  Sweden...............................         5             $20.6m       282,000
  United Kingdom.......................         3             $20.7m       179,000

OPENED IN 1998
  Belgium..............................         3             $10.1m       185,000
  Sweden...............................         4             $15.9m       260,000

----------

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

                                                              ESTIMATED         TOTAL COST TO
                                              NUMBER OF       COMPLETED          DATE AS OF
                                              PROJECTS   COST OF PROJECTS(1)  DECEMBER 31, 2000
                                              --------   -------------------  -----------------
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

----------

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

                INCOME (LOSS) FROM OTHER REAL ESTATE INVESTMENTS

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                 2000        1999        1998
                                              ----------  ----------  -------
                                                     (DOLLARS IN THOUSANDS)
Containerized storage.....................    $  (1,842)  $  (2,654)  $  (3,133)
Unconsolidated joint ventures.............       (1,668)       (684)        (75)
Participating mortgages...................        1,659       1,631       1,639
European Operations.......................       (1,569)     (1,595)       (136)
Other partnership investments.............                                  137
                                              ---------   ---------   ---------
          Total...........................    $  (3,420)  $  (3,302)  $  (1,568)
                                              =========   =========   ==========

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

CONSOLIDATED STATEMENT OF INCOME

        Income before cumulative effect of accounting change grew less then 1% from 1998 to 1999 and decreased 14.3% from 1999 to 2000 primarily because of an increase in the amortization of participation rights discount and interest on loans related to our development activity. Comparability of individual line items is affected by the consolidation of Benelux SCA in 1998 and the use of equity accounting for this investment during 1999 and 2000. For a complete discussion of our investment in Benelux SCA, see EUROPEAN OPERATIONS.

        Excluding the impact of Benelux SCA in 1998, rental income rose 12.3% from 1998 to 1999 and 14.5% from 1999 to 2000. Domestic operating expense rose 9.0% from 1998 to 1999 and 23.0% from 1999 to 2000, while domestic real estate tax expense rose 19.6% from 1998 to 1999 and 13.7% from 1999 to 2000. Included in operating expenses are internal acquisition costs and development expenses related to discontinued efforts of $376,000, $461,000 and $926,000 for 1998, 1999 and 2000, respectively. All other amounts are included in NOI after indirect operating and leasehold expenses discussed in SAME STORES and NEW STORES.

        Excluding the effect of Benelux SCA on 1998, depreciation and amortization increased 14.1% from 1998 to 1999 and 10.7% from 1999 to 2000. This increase reflects the increased number of stores included in our consolidated financial statements over the same period of time.

        Domestic general and administrative expenses decreased less than 1.0% from 1998 to 1999 and increased 17.1% from 1999 to 2000. The increases resulted from higher personnel and information technology expenses which are primarily related to our growth. Over the same period, these expenses decreased as a percentage of rental revenue from 2.7% in 1998 to 2.5% in 2000.

        Property management revenue decreased $482,000 from 1998 to 1999 and rose $204,000 from 1999 to 2000. The decrease from 1998 to 1999 reflects the consolidation of Shurgard Institutional Fund LP whose management fees were eliminated upon consolidation after 1998. The increase from 1999 to 2000 reflects increases in management fees and cost reimbursements. Loss from other real estate investments is discussed in OTHER REAL ESTATE INVESTMENTS.

        Interest income and other rose $1.4 million from 1998 to 1999 and an additional $0.8 million from 1999 to 2000. Increases relate to the amortization of income received for a non-compete agreement signed in late 1999 and interest income earned on our loan to STG (see OTHER REAL ESTATE INVESTMENTS).

        Interest expense consists of two components: interest on loans and amortization of participation rights discount. Domestic interest expense on line of credit and notes payable increased $14.1 million from 1998 to 2000 due to an increase in the outstanding balances. This rise represents borrowings to purchase partnership units and to fund development of new storage centers and acquisitions. Additionally, during 2000, we capitalized $3.8 million in interest related to the construction of domestic storage centers while $6.0 million and $4.5 million were capitalized in 1999 and 1998, respectively. Included in 1998 is interest expense related to Benelux SCA of $1.8 million, net of capitalized interest of $1.0 million. The amortization of participation rights discount increased from 1998 to 2000 due to the increase in the number of stores subject to participation rights and changes in the estimated cash flows related to those rights. Amortization of loan costs of $2.1 million, $1.9 million and $1.3 million is included in amortization expense for 2000, 1999 and 1998, respectively.

        Minority interest decreased $2.9 million from 1998 to 1999 and increased $72,000 from 1999 to 2000. The change from 1998 to 1999 is a result of no longer consolidating Benelux SCA. The change from 1999 to 2000 relates primarily to the purchase of additional partnership units in Shurgard Institutional Fund LP.

RECENT ACCOUNTING PRONOUNCEMENTS

        On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which was effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organization expenses to be expensed as incurred. We implemented SOP 98-5 in the first quarter of 1999. This initial application for consolidated entities is reported as a cumulative effect of a change in accounting principle.

        Effective January 1, 1998, the Company adopted SOP 97-1 "Accounting by Participating Mortgage Loan Borrowers." This Statement prescribes borrowers' accounting for participating mortgage loans and requires, among other things, that borrowers recognize liabilities for the estimated fair value of lenders' participations in the appreciation in value (if any) of mortgaged real estate projects and record such participations as interest over the terms of the related loans. The Company had not previously recognized lenders' participations in the appreciation in value of mortgaged properties. The initial application is reported as a cumulative change in accounting principle.

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

FUNDS FROM OPERATIONS

        Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) October 1999, White Paper on Funds from Operations, is defined as net income, calculated in accordance with GAAP including non-recurring events, except for those defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred stockholders. We believe that because amortization of participation rights discount reflect our partners' increasing interests in unrecognized gains on depreciable operating properties (represented by the difference between the expected option price and our partners' contributions), it is consistent to add it back to net income. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. Our 1999 and 1998 financial information has been restated to reflect the new definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        2000          1999            1998
                                                                     ----------    ----------      -------
Net income.......................................................    $  32,307     $  36,579       $  35,226
Cumulative effect of change in accounting principle..............                      1,098           2,168
Adjustment to cumulative effect of a change in
  Accounting principle for unconsolidated joint ventures.........                        447
Gain on sale of operating real estate............................                       (370)           (216)
Amortization of participation rights discount....................       11,262         8,057           3,999
Preferred dividend...............................................       (8,750)       (8,750)         (4,690)
Depreciation/amortization........................................       40,693        36,768          33,991
Adjustment to depreciation/amortization for
  unconsolidated joint ventures and subsidiaries.................        3,310         2,774             339
Deferred financing costs.........................................       (2,061)       (1,912)         (1,294)
                                                                     ---------     ---------       ---------
FFO..............................................................    $  76,761     $  74,691       $  69,523
                                                                     =========     =========       =========

        FFO for 2000 increased $2.1 million over 1999 FFO, which had risen $5.2 million over 1998. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments. In 2001, assuming we grow Same Store NOI after indirect operating and leasehold expense at 7 1/2 to 8%, we continue to finance development primarily through third party equity and STG meets our expectation, we expect FFO to increase 7 to 8%. This expectation regarding FFO growth constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act and is based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the statement. The risks and uncertainties that may cause these assumptions and this forward-looking statement to prove to be incorrect include the risks that implementation of the business plan, including marketing and sales initiatives, will not be successful and that our earnings, expenses or revenues may be affected by other factors, such as the risk that competition from new self storage facilities or other storage alternatives may cause rents to decline, occupancy rates to drop, or delays in rent up of newly developed properties. We may experience increases in labor, taxes, marketing and other operating and construction expenses. For a discussion of the factors that might cause these assumptions not to occur see SEGMENT PERFORMANCE, Domestic Development, OTHER REAL ESTATE INVESTMENTS and Containerized Storage.

INVESTING TRANSACTIONS

        In 2000, we invested $24.9 million in the acquisition of seven storage centers, $74.8 million in domestic development and expansion projects, and $7.0 million in capital improvements to our existing portfolio. The $4.9 million increase in other real estate investments reflects primarily the $4.7 million invested in joint ventures and the $0.2 million invested in our containerized storage operation. Additionally, during 2000, loans to affiliates included in other real estate investments increased $2.2 million due to additional loans to our containerized storage operation.

        Under the Management Company Merger Agreement, we were contingently obligated to issue additional shares as consideration for certain partnership interests held by the Management Company which were not valued at the time of the merger. In 1998, we recorded the issuance of 145,286 shares and in 2000 issued the final 387,933 shares related to this obligation.

        In 1999, we invested $13.3 million in the acquisition of five storage centers, $103.4 million in domestic development and expansion projects, and $6.3 million in capital improvements to our existing portfolio. The $8.2 million increase in other real estate investments reflects primarily the $8.0 million invested in joint ventures and the $0.2 million invested in our containerized storage operation. Additionally, during 1999, loans to affiliates increased $2.0 million primarily due to the loan we made to our containerized storage operation

        During 1999, we purchased one limited partner unit in Shurgard Institutional Fund LP II, from an unaffiliated third party, for $1.2 million in cash. During 2000, we purchased the remaining limited partner units for $3.8 million in cash. We now own all of the limited partner units and are entitled to 100% of limited partner distributions. We continue to own a general partnership interest in this partnership which is consolidated in our financial statements.

        During 1998, we invested $24.9 million in the acquisition of eight storage centers, $110.4 million in domestic development and expansion projects, $44.1 million in European development projects, and $5.1 million in capital improvements to our existing portfolio. The $9.5 million increase in other real estate investments reflects primarily the $9.3 million invested in joint ventures and the $0.2 million invested in our containerized storage operation. Additionally, during 1998, loans to affiliates increased $6 million due to the loan we made to our containerized storage operation.

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

        We have financed one of our storage centers located in California with a participating mortgage under which the lender receives the stated interest rate of 8% per annum plus 90% of net cash flows, as defined, and participates 90% in the increased value of the property. The estimated increase in value, which is recognized as a participation rights discount, is being amortized over the life of the loan. At December 31, 2000, $4.9 million of a total participation of $9.5 million had been amortized.

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        Cash balances decreased from $11.6 million at December 31, 1999 to $7.7 million at December 31, 2000 as capital expenditures were funded primarily through cash flow and financing alternatives obtained by forming joint ventures as discussed previously in Development Financing Arrangements. The following table summarizes certain information regarding our liquidity and capital resources:

                                                                      AT DECEMBER 31,
                                                        ---------------------------------------
                                                            2000          1999          1998(1)
                                                        ------------  ------------   ----------
Debt to total assets before depreciation (2).......             35%           34%            34%
Total market capitalization(3).....................     $     1,318m  $     1,194m   $    1,274m
Debt to total market capitalization(2)(3)..........             38%           36%            33%
Weighted avg. interest rate(4).....................           8.25%         8.05%          7.89%

----------

(1) Includes European operations. Beginning in 1999, our European operations are no longer being consolidated, but are now reported under the equity method.

(2)    Debt includes notes payable and line of credit

(3) Total market capitalization is based on the closing market price of the Class A Common Stock, Series B Preferred Stock, and the Series C Preferred Stock multiplied by their respective total number of outstanding shares plus total debt.

(4) Represents weighted average interest rate on our outstanding domestic line of credit and notes payable.

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

        Cash provided by operating activities for the years ended December 31, 2000, 1999 and 1998 was $85.6 million, $86.1 million and $76.9 million, respectively. We believe that our cash flow in 2001 will be sufficient to make required principal payments and distributions in accordance with REIT requirements.

        We anticipate meeting our long-term liquidity needs primarily through a combination of our lines of credit, unsecured debt, preferred equity, and alternative capital sources. In order to continue to grow at historical rates and to meet our capital objectives, it will be necessary to obtain equity capital during the next two to three years. We will evaluate various alternatives, including joint ventures with private institutions and public pension funds and the issuance of additional common stock. Additionally, we anticipate reducing our distribution payout ratio in order to retain cash flow for growth.

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

 EXPECTED MATURITY DATE           2001             2002          2003         2004      2005   THERE-AFTER    TOTAL     FAIR VALUE
-------------------------     -----------      -----------      -------     -------     ----   -----------   --------   ----------
                                                                             (IN THOUSANDS)
Liabilities
Lines of Credit:
Variable Rate (US$) .....     $    89,925                                                                    $ 89,925     $ 89,925
  Interest rate .........            7.72%
Notes Payable:
Fixed Rate (US$) ........     $   123,956                                   $57,275              $50,000     $231,252     $231,258
  Interest rate .........            7.97%            7.59%        7.59%       7.59%    7.63%       7.63%
Variable Rate (US$) .....     $    51,531      $    62,266      $60,400                                      $174,197     $174,197
  Interest rate .........            8.96%            7.25%        7.94%
Equity Loans to
Shareholders ............     $     1,836      $     1,339      $   501                                      $  3,676     $  3,321
  Interest rate .........            0.66%            1.40%        5.32%
Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed (US$) .     $    45,050      $    62,266                                                                $   (220)
  Avg. pay rate .........            5.96%            6.23%
  Avg. received rate ....            4.75%            5.19%

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,    DECEMBER 31,
                                                                                     2000            1999
                                                                                -------------   --------------
                                                                                 (AS RESTATED)   (AS RESTATED)
                                                                                ------------------------------
                                                                                  (IN THOUSANDS, EXCEPT SHARE
                                                                                            DATA)
ASSETS:
  Storage centers:
     Land...................................................................    $     248,741   $     228,601
     Buildings and equipment, net...........................................          842,115         757,512
     Construction in progress...............................................           22,686          49,939
                                                                                -------------   -------------
          Total storage centers.............................................        1,113,542       1,036,052
  Other real estate investments.............................................           49,501          47,451
  Cash and cash equivalents.................................................            7,664          11,645
  Restricted cash and investments...........................................            8,510           7,166
  Other assets..............................................................           51,025          47,546
                                                                                -------------   -------------
          Total assets......................................................    $   1,230,242   $   1,149,860
                                                                                =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Accounts payable and other liabilities....................................    $      33,876   $      34,837
  Lines of credit...........................................................           89,925         102,002
  Notes payable.............................................................          405,429         332,347
  Participation rights, net of discount of $33,340 and $19,860..............          100,170          53,726
                                                                                -------------   -------------
          Total liabilities.................................................          629,400         522,912
  Minority interest in other real estate investments........................            4,204           6,748
  Commitments and contingencies (Notes C, D, E,
   F, I and P)
  Shareholders' equity:
     Series B Cumulative Redeemable Preferred Stock, $0.001 par value:
      2,300,000 shares authorized; 2,000,000 shares issued and outstanding;
      liquidation preference of $50,000,000.................................           48,056          48,056
     Series C Cumulative Redeemable Preferred Stock, $0.001
      Par value: 2,000,000 shares authorized; 2,000,000 shares
      Issued and outstanding; liquidation preference of $50,000,000.........           48,115          48,115
     Class A Common Stock, $0.001 par value; 120,000,000 shares
      authorized; 29,620,225 and 29,093,474 shares issued and outstanding...          624,464         611,973
     Class B Common Stock, $0.001 par value; 500,000 shares
      authorized, 154,604 issued and outstanding; net of
      loans to shareholders of $3,676 and $4,002............................             (760)         (1,086)
     Accumulated net income less distributions..............................         (123,237)        (86,858)
                                                                                -------------   -------------
          Total shareholders' equity........................................          596,638         620,200
                                                                                -------------   -------------
          Total liabilities and shareholders' equity........................    $   1,230,242   $   1,149,860
                                                                                =============   =============

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                                                          YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                             2000          1999           1998
                                                         ------------  -----------    -----------
                                                         (AS RESTATED) (AS RESTATED)  (AS RESTATED)
                                                         ------------  -----------    -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
  Rental...........................................      $   200,343   $   175,045    $   160,067
  Loss from other real estate
     investments...................................           (3,420)       (3,302)        (1,568)
  Property management..............................            1,615         1,411          1,893
                                                         -----------   -----------    -----------
          Total revenue............................          198,538       173,154        160,392
EXPENSES:
  Operating........................................           58,124        47,265         46,705
  Depreciation and amortization....................           40,693        36,768         33,991
  Real estates taxes...............................           17,940        15,777         13,324
  General, administrative and other................            4,911         4,193          4,619
                                                         -----------   -----------    -----------
          Total expenses...........................          121,668       104,003         98,639
                                                         -----------   -----------    -----------
     Income from operations........................           76,870        69,151         61,753
OTHER INCOME (EXPENSE):
Interest:
  Interest on loans................................          (36,175)      (25,428)       (23,883)
  Amortization of participation rights discount....          (11,262)       (8,057)        (3,999)
  Interest income and other........................            3,617         2,826          1,439
                                                         -----------   -----------    -----------

     Other income (expense), net...................          (43,820)      (30,659)       (26,443)
  Minority interest................................             (743)         (815)         2,084
                                                         -----------   -----------    -----------
  Income before cumulative effect of a
     change in accounting principle................           32,307        37,677         37,394
  Cumulative effect of a change in
     accounting principle..........................                         (1,098)        (2,168)
                                                         -----------   -----------    -----------
     Net income....................................      $    32,307   $    36,579    $    35,226
                                                         ===========   ===========    ===========
Net income allocation:
  Allocable to preferred shareholders..............      $     8,750   $     8,750    $     4,690
  Allocable to common shareholders.................           23,557        27,829         30,536
                                                         -----------   -----------    -----------
                                                         $    32,307   $    36,579    $    35,226
                                                         ===========   ===========    ===========
NET INCOME PER COMMON SHARE:
Basic net income per share:
  Income before accounting change..................      $      0.80   $      0.99    $      1.14
  Accounting change................................                           (.04)         (0.08)
                                                         -----------   -----------    -----------
  Net income.......................................      $      0.80   $      0.95    $      1.06
                                                         ===========   ===========    ===========
Diluted net income per share:
  Income before accounting change..................      $      0.79   $      0.99    $      1.14
  Accounting change................................                           (.04)         (0.08)
                                                         -----------   -----------    -----------
  Net income.......................................      $      0.79   $      0.95    $      1.06
                                                         ===========   ===========    ===========
Distributions per common share.....................      $      2.03   $      1.99    $      1.95
                                                         ===========   ===========    ===========

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    CLASS A             CLASS B                  ACCUMULATED   ACCUMULATED
                            PREFERRED STOCK      COMMON STOCK        COMMON STOCK    LOANS TO     NET INCOME      OTHER
                          ------------------   ----------------    --------------     CLASS B        LESS     COMPREHENSIVE
                           SHARES    AMOUNT    SHARES    AMOUNT    SHARES  AMOUNT  SHAREHOLDERS DISTRIBUTIONS     INCOME      TOTAL
                           ------    ------    ------    ------    ------  ------  ------------ ------------- ------------- --------
                                                                                                              (AS RESTATED)
                                                                   (IN THOUSANDS)
Balance, Jan. 1, 1998...   2,000    $48,056   28,432    $595,269    155    $2,916     $(4,002)    $(31,452)     $(2,095)   $608,692
Comprehensive income:
 Net income (as restated)                                                                           35,226                   35,226
 Other comprehensive
  income:
   Foreign currency
     translation.......                                                                                             648         648
                                                                                                                           --------
      Total comprehensive
        income........                                                                                                       35,874
Issuance of Series C
 Preferred Stock........   2,000     48,115                                                                                  48,115
Issuance of common stock                         390      10,215                                                             10,215
Distributions
 Preferred.............                                                                            (4,690)                   (4,690)
 Common................                                                                           (55,904)                  (55,904)
                           -----    -------   ------     -------    ---    ------     -------     -------       -------    --------
Balance, Dec. 31 1998...   4,000     96,171   28,822     605,484    155     2,916      (4,002)    (56,820)       (1,447)    642,302
Comprehensive income:
 Net income (as restated)                                                                          36,579                    36,579
 Other comprehensive
  income:
   Foreign currency
     Translation.......                                                                                           1,447       1,447
                                                                                                                           --------
Total comprehensive income                                                                                                   38,026
Issuance of common stock                         271       6,489                                                              6,489
Distributions:
 Preferred.............                                                                            (8,750)                   (8,750)
 Common................                                                                           (57,867)                  (57,867)
                           -----    -------   ------     -------    ---    ------     -------     -------       -------    --------
Balance, Dec. 31, 1999..   4,000     96,171   29,093     611,973    155     2,916      (4,002)    (86,858)           --     620,200
Comprehensive income:
 Net income (as restated)                                                                          32,307                    32,307
Issuance of Common stock                         527      12,491                                                             12,491
Payment on loan to
 Shareholder...........                                                                   326                                   326
Distributions:
 Preferred.............                                                                            (8,750)                   (8,750)
 Common................                                                                           (59,936)                  (59,936)
                           -----    -------   ------    --------    ---    ------     -------     -------       -------    --------
Balance, Dec. 31, 2000
(as restated)..........    4,000    $96,171   29,620    $624,464    155    $2,916     $(3,676)    $(123,237)    $    --    $596,638
                           =====    =======   ======    ========    ===    ======     =======     =========     =======    ========

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR           YEAR           YEAR
                                                                                  ENDED          ENDED          ENDED
                                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                                  2000           1999           1998
                                                                              ------------   ------------   ------------
                                                                              (AS RESTATED)  (AS RESTATED)  (AS RESTATED)
                                                                              ------------   ------------   ------------
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income.............................................................     $    32,307    $    36,579    $    35,226
  Adjustments to reconcile earnings to net cash provided by
    operating activities:
    Cumulative effect of change in accounting principle..................                          1,098          2,168
    Depreciation and amortization........................................          40,693         36,768         33,991
    Amortization of participation rights discount........................          11,262          8,057          3,999
    Other................................................................                         (1,049)          (294)
    Loss from other real estate investments..............................           5,932          5,747          4,092

    Minority interest in earnings from investments in other real estate
       Investments.......................................................             743            815         (2,084)
    Changes in operating accounts:
      Restricted cash and investments....................................          (1,344)          (302)           164
      Other assets.......................................................          (5,099)        (3,844)        (4,682)
      Accounts payable and other liabilities.............................           1,113          2,212          4,350
                                                                              -----------    -----------    -----------
        Net cash provided by operating activities........................          85,607         86,081         76,930
                                                                              -----------    -----------    -----------

INVESTING ACTIVITIES:
  Proceeds from sale of real estate and equipment........................                         14,421          2,000
  Purchase of other real estate investments..............................          (4,908)        (8,172)        (9,498)
  Purchase of non-competition agreements and other amortizable assets....            (583)          (994)        (3,175)
  Decrease in cash and cash equivalents as a result of
    deconsolidation .....................................................                         (1,301)
  Distributions in excess of earnings from other real estate investments.             483            999          5,860
  Purchase of units of affiliated partnership............................          (3,807)        (1,191)
  Investment in limited partnerships.....................................                                       (21,181)
  Increase in loans to affiliates........................................          (2,204)        (2,041)        (5,950)
  Construction, acquisition and improvements to storage centers..........        (106,693)      (122,967)      (184,472)
                                                                              -----------    -----------    -----------
        Net cash used in investing activities............................        (117,712)      (121,246)      (216,416)
                                                                              -----------    -----------    -----------

FINANCING ACTIVITIES:
  Proceeds from preferred stock offering, net............................                                        48,115
  Proceeds from exercise of stock options and dividend reinvestment plan.           3,284          6,489         10,199
  Net proceeds from financing arrangements...............................          35,390         20,909         18,075
  Distributions paid.....................................................         (68,686)       (66,617)       (60,594)
  Net proceeds from (payments on) lines of credit........................         (12,077)        20,552         37,024
  Proceeds from notes payable............................................          73,103         58,342         90,765
  Payments of financing costs............................................          (2,237)        (2,054)        (1,166)
  Proceeds from payment on loan to shareholder...........................             326
  Principal payments on notes payable....................................             (21)          (222)           (26)
  Contributions by minority partners.....................................             228            862
  Distributions to minority partners.....................................          (1,186)          (925)          (748)
                                                                              -----------    -----------    -----------
        Net cash provided by financing activities........................          28,124         37,336        141,644
        Net effect of translation on cash................................                                            68
                                                                              -----------    -----------    -----------
  (Decrease) increase in cash and cash equivalents.......................          (3,981)         2,171          2,226
  Cash and cash equivalents at beginning of period.......................          11,645          9,474          7,248
                                                                              -----------    -----------    -----------
  Cash and cash equivalents at end of period.............................     $     7,664    $    11,645    $     9,474
                                                                              ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest.................................................     $    39,789    $    31,094    $    28,102
  Cash paid on participation rights......................................     $     2,225    $       450

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  INFORMATION:
  Note receivable in connection with non-compete agreement...............                    $     1,435

  Liabilities incurred in connection with the construction of storage
      centers............................................................     $     6,143    $     9,573    $    11,035
  Stock issued as additional consideration for merger....................     $     9,207    $     3,814

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

        We implemented the AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. The initial application is reported as a cumulative effect of change in accounting principle.

        Effective January 1, 1998, the Company adopted SOP 97-1 "Accounting by Participating Mortgage Loan Borrowers." This Statement establishes borrowers' accounting for participating mortgage loans and requires, among other things, that borrowers recognize liabilities for the estimated fair value of lenders' participation in the appreciation in value (if any) of mortgaged real estate and record such participation as interest over the terms of the related loans. The Company had not previously recognized participations in the appreciation in the value of the mortgaged properties. The initial application is reported as a cumulative effect of a change in accounting principle.

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

        Financing arrangements: We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS 66, "Accounting for Sales of Real Estate," as financing arrangements. (See Note H)

        Cash equivalents: Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

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

        Reclassification: Certain amounts in the prior year financial statements have been reclassified to conform to the current presentation.

NOTE C -- STORAGE CENTERS

                                                           DECEMBER 31,         DECEMBER 31,
                                                              2000                 1999
                                                           -----------          -----------
                                                                    (IN THOUSANDS)
Land .............................................         $   248,741          $   228,601
Buildings ........................................             972,070              857,215
Equipment & other ................................              39,876               34,662
                                                           -----------          -----------
                                                             1,260,687            1,120,478
Less accumulated depreciation ....................            (169,831)            (134,365)
                                                           -----------          -----------
                                                             1,090,856              986,113
Construction in progress, including land of $6,930

  and $14,193, respectively ......................              22,686               49,939
                                                           -----------          -----------
                                                           $ 1,113,542          $ 1,036,052
                                                           ===========          ===========


        We have entered into various construction contracts for development of new or improvements to existing storage centers. Outstanding commitments under these contracts total $51.0 million. In 2000, 1999 and 1998, we capitalized approximately $3.8 million, $6.0 million and $4.5 million, respectively, of interest related to the development of storage centers.

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

NOTE E -- OTHER REAL ESTATE INVESTMENTS

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2000            1999
                                                             ------------    ------------
                                                                   (IN THOUSANDS)
Investments in participating mortgages ................         $13,071         $13,230
Investments in joint ventures .........................          27,799          24,429
Investment in containerized storage business ..........           8,631           9,792
                                                                -------         -------
                                                                $49,501         $47,451
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

NOTE G -- NOTES PAYABLE

                                                 DECEMBER 31,      DECEMBER 31,
                                                    2000              1999
                                                 ------------      ------------
                                                          (IN THOUSANDS)
Note payable to financial services company         $122,580         $122,580
Senior notes payable .....................          100,000          100,000
Mortgage notes payable ...................          182,849          109,767
                                                   --------         --------
                                                   $405,429         $332,347
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

        At December 31, 2000, four of our six mortgage notes payable are secured by 53 properties accounted for as financing arrangements (See Note H) and are non-recourse credit facilities which require payments of interest only.

                                                                                 EFFECTIVE WEIGHTED
  OUTSTANDING BALANCE AT                                                      AVERAGE INTEREST RATE AT
     DECEMBER 31, 2000                                                            DECEMBER 31, 2000
      (IN THOUSANDS)               MATURITY DATE          INTEREST RATE        AFTER EFFECT OF HEDGING
--------------------------     --------------------  ---------------------   -------------------------
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

NOTE H -- PARTICIPATION RIGHTS

        Beginning in 1998, we entered into a series of four development joint ventures with unrelated third parties. The purpose of these joint ventures was to expand our development capacity, broaden our access to capital, and to minimize the effect of the rent-up deficit on funds from operations by sharing the rent-up risk with our joint venture partners. We have a 10% or 20% equity interest in each of these joint ventures, which are structured as general partnerships or limited liability companies, and generally require the agreement of both partners on all major decisions. Under the terms of each joint venture, cash from the third-party equity contributions and the proceeds from mortgage debt were utilized to purchase the storage centers when or shortly after we completed construction. The amount paid to us was based on historical cost of the properties plus negative cash flow prior to transfer.

        Under the terms of three joint ventures, we have an option to acquire the storage centers or the other investor's partnership interest. Each purchase option is exercisable at certain times, typically in two to three years. If we exercise our option, the purchase price for the properties is the greater of a base purchase price (an amount sufficient to yield a 7% return on the partners' unreturned capital contribution), or a calculated purchase price (based on the annualized net operating income (NOI) of the properties for the three or four-month period preceding the exercise of the option divided by 9.25%).

        The terms of the fourth joint venture are similar to those described above, except that our joint venture partner has the right to present each property to us for purchase after the thirty-first month following the contribution of the property to the joint venture. If we elect to purchase a property, the purchase price is the greater of an amount necessary to return all partners a 12% internal rate of return on contributed equity or an amount calculated in a manner similar to the three joint ventures discussed above. If we decline to purchase a property at the stipulated price, the property, without our consent, may be sold to a third party, and in addition, our voting rights will be suspended. If the aggregate sales proceeds from any properties purchased by third parties are less than the stipulated price, our share of the proceeds will be reduced by an amount that cannot exceed our contributed capital in accordance with a formula. The joint venture cannot sell the properties to a third party prior to offering the properties to us at the stipulated price.

        Due to our continuing involvement with the storage centers, in accordance with SFAS No. 66, Accounting for Sales of Real Estate, we do not recognize the sale of these properties and, due to the likelihood of our exercising the options, we account for these transactions as financing arrangements. Under this method we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our joint venture partners' share of the estimated option purchase price based on the best evidence available to us. The discount is amortized as a component of interest expense over the term of the related agreements. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreements.

        The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our consolidated balance sheets, and the related revenue and expenses of these properties are included in our consolidated statements of income.

        We also own a storage center subject to a participating mortgage. The lenders will receive 90% of the property's appreciation. As a result this mortgage is accounted for in the same manner as described above.

        The following table summarizes the estimated liability for participation rights and the related discount:

                                                            Year ended December 31,
                                                 -----------------------------------------------
(in thousands)                                     2000               1999               1998
                                                 ---------          ---------          ---------
Gross participation rights .............         $ 133,510          $  73,586          $  36,439
Participation rights Discount ..........           (33,340)           (19,860)           (11,679)
                                                 ---------          ---------          ---------
Participation rights, net ..............         $ 100,170          $  53,726          $  24,760
                                                 =========          =========          =========


NOTE I -- LEASE OBLIGATIONS

        We lease certain parcels of land and buildings under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

2001..........................................    $     1,321
2002..........................................          1,350
2003..........................................          1,394
2004..........................................          1,415
2005..........................................          1,426
Thereafter....................................         30,242
                                                  -----------
                                                  $    37,148
                                                  ===========

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

        The weighted average remaining contractual life of options outstanding at December 31, 2000 was 8.5 years and option prices ranged from $18.90 to $29.00 per share. The following table summarizes the outstanding and exercisable options under all of our plans:

                                                                             WEIGHTED
                                                            NUMBER OF         AVERAGE
                                                             SHARES       EXERCISE PRICE
                                                             ------       --------------
Outstanding, January 1, 1998.........................         479,932       $   25.82
  Granted............................................         417,500           28.98
  Forfeited..........................................         (53,227)          23.53
  Exercised..........................................         (18,639)          27.50
                                                         ------------
Outstanding, December 31, 1998.......................         825,566           27.36
  Granted............................................       1,582,270           23.14
  Forfeited..........................................        (150,685)          23.96

  Exercised..........................................          (9,575)          26.54
                                                         ------------
Outstanding, December 31, 1999.......................       2,247,576           24.46
  Granted............................................       1,164,500           23.15
  Forfeited..........................................        (385,583)          24.40
  Exercised..........................................         (36,854)          23.01
                                                         ------------
Outstanding, December 31, 2000.......................       2,989,639           23.98
                                                         ============
Exercisable, December 31, 1998.......................         231,278           25.57
                                                         ============
Exercisable, December 31, 1999.......................         471,051           26.67
                                                         ============
Exercisable, December 31, 2000.......................         999,709           25.34
                                                         ============

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                              NUMBER OF OPTIONS      WEIGHTED AVERAGE          NUMBER OF
                                                 OUTSTANDING             REMAINING         OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES                      DECEMBER 31, 2000      CONTRACTUAL LIFE       DECEMBER 31, 2000
------------------------                   ---------------------   --------------------  --------------------
$18.90 to $18.90.......................               6,000             3.3 years                   6,000
$20.75 to $23.88.......................             108,200             4.3 years                 108,200
$25.50 to $27.00.......................              32,513             5.0 years                  32,513
$28.25 to $28.25.......................             164,858             6.0 years                 164,858
$27.88 to $29.00.......................             306,979             7.0 years                 228,559
$21.63 to $27.56.......................           1,210,339             8.8 years                 457,912
$22.63 to $23.94.......................           1,160,750             9.8 years                   1,667
                                                -----------                                    ----------
                                                  2,989,639                                       999,709
                                                ===========                                    ==========

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

        During 1999, a bonus plan was established under which employees will share a one time bonus payment of $50 million. The bonus is an all or nothing bonus, and is earned upon achievement of the equivalent of $5.00 funds from operations (FFO, as defined by National Association of Real Estate Investment Trusts) per share annually. The $5.00 FFO threshold is measured by annualizing any single quarter FFO; e.g., a fiscal quarter FFO of $1.25 is equivalent to $5.00 FFO annually. This goal must be achieved by December 31, 2003, or no bonus will be paid. The bonus is payable to all employees based on length of service and position within the company and is subject to adjustment by the Board for unplanned expansion of existing business or new business ventures.

        We have adopted the disclosure only provisions of the SFAS 123, "Accounting for Stock-Based Compensation." No compensation cost has been recognized for the stock option plans. Had compensation cost for options granted under our two stock option plans been determined based on the fair value at the grant date for awards in 1998, 1999 and 2000 consistent with the provisions of SFAS 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                               2000         1999          1998
                                                                           -----------  -----------   -----------
Net income:
  As reported.........................................................     $    32,307  $    36,579   $    35,226
  Pro forma...........................................................          30,829       35,548        34,624
Dilutive net income per share:
  As reported.........................................................            0.79         0.95          1.06
  Pro forma...........................................................            0.74         0.92          1.04
Weighted average fair value of options granted........................            2.54         2.38          2.90

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

NOTE M -- NET INCOME PER SHARE

        The following summarizes the computation of basic and diluted net income per share:

                                                                                      WEIGHTED
                                                                                       AVERAGE        NET INCOME
                                                                      NET INCOME        SHARES         PER SHARE
                                                                      ----------        ------         ---------
                                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
FOR THE YEAR ENDED DECEMBER 31, 1998

Net income......................................................      $   35,226
Less: Preferred dividends.......................................          (4,690)
                                                                      ----------
Basic net income................................................          30,536         28,693        $  1.06
Effect of dilutive stock options................................                             31
                                                                      ----------       --------        -------
Diluted net income..............................................      $   30,536         28,724        $  1.06
                                                                      ==========       ========        =======
FOR THE YEAR ENDED DECEMBER 31, 1999

Net income......................................................      $   36,579
Less: Preferred dividends.......................................          (8,750)
                                                                      ----------
Basic net income................................................          27,829         29,087        $  0.95
Effect of dilutive stock options................................                             43
                                                                      ----------       --------        -------
Diluted net income..............................................      $   27,829         29,130        $  0.95
                                                                      ==========       ========        =======
FOR THE YEAR ENDED DECEMBER 31, 2000

Net income......................................................      $   32,307
Less: Preferred dividends.......................................          (8,750)
                                                                      ----------
Basic net income................................................          23,557         29,561        $  0.80
Effect of dilutive stock options................................                            200           (.01)
                                                                      ----------       --------        --------
Diluted net income..............................................      $   23,557         29,761        $  0.79
                                                                      ==========       ========        =======

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

                                                                      SAME STORES      NEW STORES       DISPOSED         TOTAL
                                                                      -----------      ----------       --------         -----
                                                                                            (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000

Rental revenue....................................................    $    183,726    $     30,021     $      --   $       213,747
Less unconsolidated joint ventures................................         (10,309)         (3,095)                        (13,404)
                                                                      ------------    ------------     ---------   ---------------
Consolidated revenue..............................................         173,417          26,926                         200,343
Direct operating and real estate tax expense......................          52,924          13,005                          65,929
Less unconsolidated joint ventures................................          (3,105)         (1,925)                         (5,030)
                                                                      ------------    ------------     ---------   ---------------
Consolidated direct operating and real estate tax expense.........          49,819          11,080                          60,899
                                                                      ------------    ------------     ---------   ---------------
Consolidated NOI..................................................         123,598          15,846            --           139,444
Indirect and leasehold expense....................................          11,609           3,601                          15,210
Less unconsolidated joint ventures................................            (459)           (277)                           (736)
                                                                      ------------    ------------                 ---------------
Consolidated indirect and leasehold expense.......................          11,150           3,324                          14,474
                                                                      ------------    ------------     ---------   ---------------
Consolidated NOI after indirect and leasehold expense.............    $    112,448    $     12,522     $      --   $       124,970
                                                                      ============    ============     =========   ===============
          Total Assets............................................    $    781,065    $    343,634                 $     1,124,699
                                                                      ============    ============                 ===============
YEAR ENDED DECEMBER 31, 1999
Rental revenue....................................................    $    172,112    $     11,731     $   2,121   $       185,964
Less unconsolidated joint ventures................................          (9,686)         (1,233)                        (10,919)
                                                                      ------------    ------------     ---------   ---------------
Consolidated revenue..............................................         162,426          10,498         2,121           175,045
Direct operating and real estate tax expense......................          49,506           5,740           801            56,047
Less unconsolidated joint ventures................................          (2,960)           (770)                         (3,730)
                                                                      ------------    ------------     ---------   ---------------
Consolidated direct operating and real estate tax expenses........          46,546           4,970           801            52,317
                                                                      ------------    ------------     ---------   ---------------
Consolidated NOI..................................................         115,880           5,528         1,320           122,728
Indirect and leasehold expense....................................          10,045           1,112                          11,157
Less unconsolidated joint ventures................................            (418)            (80)                           (498)
                                                                      ------------    ------------     ---------   ---------------
Consolidated indirect and leasehold expense.......................           9,627           1,032                          10,659
                                                                      ------------    ------------     ---------   ---------------
Consolidated NOI after indirect and leasehold expense.............    $    106,253    $      4,496     $   1,320   $       112,069
                                                                      ============    ============     =========   ===============
          Total Assets............................................    $    803,119    $    229,071                 $     1,032,190
                                                                      ============    ============                 ===============

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

                                                                                                EUROPEAN
                                                                  SAME STORES     NEW STORES     STORES     DISPOSED       TOTAL
                                                                  -----------     ----------    --------    --------       -----
                                                                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999

Rental revenue................................................     $  166,291    $   17,833    $      --   $   1,840   $   185,964
Less unconsolidated joint ventures............................         (7,619)       (3,300)                               (10,919)
                                                                   ----------    ----------    ---------   ---------   -----------
Consolidated revenue..........................................        158,672        14,533                    1,840       175,045
Direct operating and real estate tax expense..................         47,472         7,878                      697        56,047
Less unconsolidated joint ventures............................         (2,076)       (1,654)                                (3,730)
                                                                   ----------    ----------    ---------   ---------   -----------
Consolidated direct operating and real estate tax expenses....         45,396         6,224                      697        52,317
                                                                   ----------    ----------    ---------   ---------   -----------
Consolidated NOI..............................................        113,276         8,309           --       1,143       122,728
Indirect and leasehold expense................................          9,272         1,885                                 11,157

                                                                                                EUROPEAN
                                                                  SAME STORES     NEW STORES     STORES     DISPOSED       TOTAL
                                                                  -----------     ----------    --------    --------       -----
                                                                                             (IN THOUSANDS)
Less unconsolidated ventures..................................           (282)         (216)                                  (498)
                                                                   ----------    ----------    ---------   ---------   -----------
Consolidated indirect and leasehold expense...................          8,990         1,669                                 10,659
                                                                   ----------    ----------    ---------   ---------   -----------
Consolidated NOI after indirect and leasehold expense.........     $  104,286    $    6,640    $      --   $   1,143   $   112,069
                                                                   ==========    ==========    =========   =========   ===========
          Total Assets........................................     $  755,447    $  276,743                            $ 1,032,190
                                                                   ==========    ==========                            ===========
YEAR ENDED DECEMBER 31, 1998
Rental revenue................................................     $  159,451    $    6,106    $   4,243   $   2,160   $   171,960
Less unconsolidated joint ventures............................         (9,507)       (2,386)                               (11,893)
                                                                   ----------    ------------  ---------   ---------   ------------
Consolidated revenue..........................................        149,944         3,720        4,243       2,160       160,067
Direct operating and real estate tax expenses.................         46,394         2,896        2,545         963        52,798
Less unconsolidated joint ventures............................         (2,772)       (1,065)                                (3,837)
                                                                   ----------    -----------   ---------   ---------   ------------
Consolidated direct operating and real estate tax expenses....         43,622         1,831        2,545         963        48,961
                                                                   ----------    -----------   ---------   ---------   -----------
Consolidated NOI..............................................        106,322         1,889        1,698       1,197       111,106
Indirect and leasehold expense................................         10,019           962          720                    11,701
Less unconsolidated joint ventures............................           (437)         (408)                                  (845)
                                                                   -----------   ----------    ---------   ---------   -----------
Consolidated indirect and leasehold expense...................          9,582           554          720                    10,856
                                                                   ----------    ----------    ---------   ---------   -----------
Consolidated NOI after indirect and leasehold expense.........     $   96,740    $    1,335    $     978   $   1,197   $   100,250
                                                                   ==========    ============  =========   =========   ===========
          Total Assets........................................     $  784,549    $  162,171    $  90,664               $ 1,037,384
                                                                   ==========    ==========    =========               ===========

        The following table reconciles the reportable segments' revenue per the table above to consolidated total revenue for the years ended December 31, 2000, 1999 and 1998:

                                                                               2000            1999            1998
                                                                           ------------    ------------    ------------
                                                                                          (IN THOUSANDS)
Consolidated rental revenue............................................    $    200,343    $    175,045    $    160,067
Loss from other real estate investments................................          (3,420)         (3,302)         (1,568)
Property management revenue............................................           1,615           1,411           1,893
                                                                           ------------    ------------    ------------
          Total revenue................................................    $    198,538    $    173,154    $    160,392
                                                                           ============    ============    ============

        The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the years ending December 31, 2000, 1999, and 1998:

                                                                                   2000         1999          1998
                                                                               -----------  -----------   --------
                                                                                           (IN THOUSANDS)
Consolidated direct operating and real estate tax expense.................     $    60,899  $    52,317   $    48,961

Consolidated indirect operating and leasehold expense.....................          14,474       10,659        10,856
Development and acquisition expense.......................................             691           66           212
                                                                               -----------  -----------   -----------
Consolidated operating and real estate tax expense........................     $    76,064  $    63,042   $    60,029
                                                                               ===========  ===========   ===========


        The following table reconciles the reportable segments' NOI per the table above to consolidated net income for the years ending December 31, 2000, 1999 and 1998:

                                                                                        2000            1999             1998
                                                                                   ------------    ------------     -------------
                                                                                                   (IN THOUSANDS)
Consolidated NOI after indirect and leasehold expense..........................    $    124,970    $    112,069     $    100,250
Loss from other real estate investments........................................          (3,420)         (3,302)          (1,568)
Property management revenue....................................................           1,615           1,411            1,893
Development and acquisition expense............................................            (691)            (66)            (212)
Depreciation/amortization......................................................         (40,693)        (36,768)         (33,991)
Interest on lines of credit and notes payable..................................         (36,175)        (25,428)         (23,883)
General and administrative expense.............................................          (4,911)         (4,193)          (4,619)
Interest and other income......................................................           3,617           2,826            1,439
Amortization of participation rights discount..................................         (11,262)         (8,057)          (3,999)
Minority interest..............................................................            (743)           (815)           2,084
Change in accounting principle.................................................                          (1,098)          (2,168)
                                                                                   ------------    ------------     -------------

Net income.....................................................................    $     32,307    $     36,579     $     35,226
                                                                                   ============    =============    ============

        The following table reconciles the reportable segments' assets to consolidated assets as of December 31, 2000, 1999 and 1998:

                                                           2000               1999              1998
                                                     ---------------    ---------------   ---------------
                                                                        (IN THOUSANDS)
Segment assets...................................    $     1,124,699    $     1,032,190   $     1,037,384
Unconsolidated joint ventures....................            (88,167)           (70,771)          (51,605)
Corporate assets.................................            193,710            188,441           166,217
                                                     ---------------    ---------------   ---------------
Consolidated assets..............................    $     1,230,242    $     1,149,860   $     1,151,996
                                                     ===============    ===============   ===============

NOTE O -- SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               Three months ended
                     -----------------------------------------------------------------------------------------------------------
                          March 31, 2000             June 30, 2000            September 30, 2000         December 31, 2000
                     ------------------------   ------------------------    ------------------------    ------------------------
                                                       (in thousands, except per share data)
                        as                         as                          as                          as
                    previously                 previously                  previously                  previously
                     reported     as restated   reported     as restated    reported     as restated    reported     as restated
                     --------     -----------   --------     -----------    --------     -----------    --------     -----------
Revenue              $44,259       $44,259       $48,682       $49,008       $51,719       $53,003       $51,207       $52,268
Income from
 operations           16,086        16,241        18,990        19,025        21,464        21,918        20,072        19,686
Net income            11,299         6,112        13,313         7,839        14,787        10,178        13,233         8,178
Net income per
 common share
  Basic                 0.31          0.13          0.38          0.19          0.42          0.27          0.37          0.21
  Diluted               0.31          0.13          0.38          0.19          0.42          0.27          0.37          0.20


                                                               Three months ended
                     -----------------------------------------------------------------------------------------------------------
                         March 31, 1999              June 30, 1999             September 30, 1999          December 31, 1999
                     ------------------------   ------------------------    ------------------------    ------------------------
                                                       (in thousands, except per share data)
                        as                         as                          as                          as
                    previously                 previously                  previously                  previously
                     reported     as restated   reported     as restated    reported     as restated    reported     as restated
                     --------     -----------   --------     -----------    --------     -----------    --------     -----------
Revenue              $40,016       $40,016       $42,843       $42,843       $45,272       $45,272       $45,023       $45,023
Income from
 operations           14,966        14,982        17,484        17,760        18,795        18,819        17,421        17,590
Net income             9,798         7,015        13,142        10,270        14,018        10,554        13,715         8,740
Net income per
 common share
  Basic                 0.26          0.17          0.38          0.28          0.41          0.29          0.39          0.21
  Diluted               0.26          0.17          0.38          0.28          0.41          0.29          0.39          0.21


NOTE P -- CONTINGENT LIABILITIES AND COMMITMENTS

        As a general partner, we are contingently liable for $135 million of an unconsolidated joint venture's debt.

        Under the terms of the SFPII agreements we are committed to make an option payment of approximately $14 million. If we choose to exercise the option to purchase SFP II properties or our partner's interest, the option payment will be used to reduce the participation rights liability.

NOTE Q -- SUBSEQUENT EVENTS

        On January 30, 2001, we exercised our option to acquire our joint venture partner's interest in SFP I for $27.7 million. This payment was accounted for as a reduction in participation rights (See Note H). Additionally, we repaid the partnership's outstanding mortgage financing of approximately $45.0 million.

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

NOTE R - RESTATEMENT

        During November 2001, we determined that four joint venture arrangements entered into during the period from 1998 to 2000 should have been accounted for as financing arrangements from inception, as discussed in Note H,. These arrangements were previously consolidated and our partners' share of the ventures' operating results were reflected as minority interest (minority interest was re-characterized as third party interests in profit sharing arrangements in our 10-K/A filed on August 22, 2001). The excess of the repurchase price of the joint venture properties over the original sales price to the joint venture was capitalized in a manner similar to the acquisition of a minority interest. We also determined that we had not appropriately changed our method of accounting for the participation features included in a mortgage loan assumed in connection with the acquisition of a property in 1995 to conform to the requirements of SOP 97-1, Accounting by Participating Mortgage Loan Borrowers. We were required to adopt the provisions of SOP 97-1 effective January 1, 1998, as a cumulative effect of a change in accounting principle. As a result, the accompanying consolidated financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 have been restated. A summary of the significant effects of the restatement is as follows:

                                                                AT DECEMBER 31,
                                    -----------------------------------------------------------------------
                                                  2000                                    1999
                                    -------------------------------         -------------------------------
                                    AS PREVIOUSLY                           AS PREVIOUSLY
(in thousands)                       REPORTED           AS RESTATED          REPORTED           AS RESTATED
                                    -----------         -----------         -----------         -----------
Buildings and equipment, net        $   843,027         $   842,115         $   761,921         $   757,512
Total assets                          1,239,157           1,230,242           1,154,269           1,149,860
Accounts payable and other
  liabilities                            34,394              33,876              35,355              34,837
Participation rights, net of
  discount                                   --             100,170                  --              53,726
Third party liability                    64,640                  --              34,015                  --
Total liabilities                       594,388             629,400             503,719             522,912
Accumulated net income
  less distributions                    (79,310)           (123,237)            (63,256)            (86,858)
Total liabilities and
  shareholders' equity                1,239,157           1,230,242           1,154,269           1,149,860

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                              2000                            1999                              1998
                                ------------------------------    -----------------------------     -----------------------------
                                AS PREVIOUSLY                     AS PREVIOUSLY                     AS PREVIOUSLY
                                  REPORTED         AS RESTATED       REPORTED       AS RESTATED        REPORTED       AS RESTATED
                                -------------      -----------    -------------     -----------     -------------     -----------
REVENUE:
Rental                            $ 197,399        $ 200,343                                          $ 158,989        $ 160,067
Loss from other real
estate investments                                                                                       (1,628)          (1,568)

Property Management                   1,888            1,615
Total revenue                       195,867          198,538               --               --          159,254          160,392
EXPENSES:
Operating                            55,511           58,124           47,660           47,265           46,421           46,705
Depreciation and
amortization                         40,893           40,693           36,858           36,768           33,644           33,991
Total expenses                      119,255          121,668          104,488          104,003           97,838           98,639
Income from operations               76,612           76,870           68,666           69,151           61,416           61,753
INTEREST:
Interest on loans                   (31,411)         (36,175)         (22,445)         (25,428)         (21,076)         (23,883)
Amortization of
participation rights
discount                                 --          (11,262)              --           (8,057)              --           (3,999)
Third party interest in
profit sharing
arrangements                          4,349               --            3,539               --              879               --
Interest income and
other                                 3,825            3,617                                              1,431            1,439
Other income
(expense), net                      (23,237)         (43,820)         (16,080)         (30,659)         (18,766)         (26,443)
Income before
cumulative effect of a
change in accounting                 52,632           32,307           51,771           37,677           44,734           37,394
Cumulative effect of a
change in accounting
principle                                                                                                    --           (2,168)
NET INCOME                        $  52,632        $  32,307        $  50,673        $  36,579        $  44,734        $  35,226
NET INCOME PER COMMON SHARE
Basic net income per
share
Income before
accounting change                 $    1.48        $    0.80        $    1.48        $    0.99        $    1.40        $    1.14
Accounting change                        --               --            (0.04)           (0.04)              --            (0.08)
                                  ---------        ---------        ---------        ---------        ---------        ---------
Net income                        $    1.48        $    0.80        $    1.44        $    0.95        $    1.40        $    1.06
                                  =========        =========        =========        =========        =========        =========
Diluted earnings per
share
Income before
accounting change                 $    1.47        $    0.79        $    1.48        $    0.99        $    1.39        $    1.14
Accounting change                        --               --            (0.04)           (0.04)              --            (0.08)
                                  ---------        ---------        ---------        ---------        ---------        ---------
Net income                        $    1.47        $    0.79        $    1.44        $    0.95        $    1.39        $    1.06
                                  =========        =========        =========        =========        =========        =========

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (as restated, see Note R to consolidated financial statements)

(Amounts in thousands)                                                        BUILDING       GROSS PROPERTY    ACCUM.     OWNED
PROPERTY NAME            LOCATION         STATE  ENCUMBRANCES     LAND      EQUIP. & OTHER      COSTS           DEPR.     SINCE
-------------            --------         -----  ------------     ----      --------------      -----           -----     -----
Ahwatukee              Phoenix              AZ        (2)       $    721       $  2,454       $  3,175        $   (226)      1998
Airpark                Scottsdale           AZ                       880          3,671          4,551            (457)      1997
Arrowhead              Phoenix              AZ        (2)            569          2,585          3,154            (254)      1997
Chandler               Chandler             AZ        (1)            652          3,137          3,789            (730)      1986
Colonnade              Phoenix              AZ                        --          1,145          1,145            (132)      1998
Dobson Ranch           Mesa                 AZ                       499          2,060          2,559            (325)      1996
Houghton Road          Tucson               AZ        (4)            607          2,730          3,337             (37)      1999
Mesa                   Mesa                 AZ        (1)            355          2,281          2,636            (570)      1987
Mill Avenue            Tempe                AZ                       431          1,553          1,984             (77)      1999
Phoenix                Phoenix              AZ        (1)            656          2,824          3,480            (696)      1985
Phoenix East           Phoenix              AZ        (1)            543          2,341          2,884            (576)      1987
Scottsdale             Scottsdale           AZ        (1)            410          1,827          2,237            (479)      1985
Scottsdale North       Scottsdale           AZ                     1,093          4,902          5,995          (1,156)   1985/87
Shea                   Scottsdale           AZ                       807          3,282          4,089            (375)      1997
Speedway               Tucson               AZ                       773          2,965          3,738            (210)      1998
Tempe                  Tempe                AZ                       273          1,211          1,484            (323)      1984
Union Hills            Phoenix              AZ                       617          2,612          3,229            (218)      1998
Val Vista              Gilbert              AZ        (3)            778          3,800          4,578            (200)      1999
Warner                 Mesa                 AZ                       313          1,507          1,820            (510)      1995
Alicia Parkway         Laguna Hills         CA                     1,729          7,292          9,021            (297)      1998
Aliso Viejo            Aliso Viejo          CA                     2,218          4,376          6,594            (680)      1996
Antioch                Antioch              CA        (4)            637          4,746          5,383             (75)      1999
Bloomington            Bloomington          CA                       237          1,087          1,324            (171)      1997
Blossom Valley         San Jose             CA        (2)          1,212          4,609          5,821            (348)      1998
Capital Expressway     San Jose             CA                       973          6,181          7,154             (34)      2000
Castro Business Park   Castro Valley        CA                        97            390            487             (57)      1996
Castro Valley          Castro Valley        CA                       907          3,917          4,824            (692)      1996
Colton                 Colton               CA        (1)            283          1,194          1,477            (308)      1985
Costa Mesa             Costa Mesa           CA                     1,050          2,974          4,024            (132)      1999
Culver City            Los Angeles          CA                     1,039          4,243          5,282          (1,017)      1988
Daly City              Daly City            CA     7,275           1,846          6,075          7,921          (1,412)      1995
El Cajon               El Cajon             CA                     1,013          4,541          5,554          (1,163)      1986
El Cerrito             Richmond             CA                       765          3,154          3,919            (750)      1986
Fontana Sierra         Fontana              CA        (1)            589          1,994          2,583            (431)      1987
Hayward                Hayward              CA        (1)            322          1,498          1,820            (357)      1985
Huntington Beach       Huntington Beach     CA                       949          4,063          5,012            (938)      1988
Kearney-Balboa         San Diego            CA        (1)            830          3,559          4,389            (909)      1986
La Habra               La Habra             CA        (1)            715          3,109          3,824            (768)      1986
Martinez               Martinez             CA                     1,524          4,060          5,584            (706)      1995
Mountain View          Mountain View        CA        (1)            439          1,883          2,322            (432)      1987
Newark                 Newark               CA                       855          3,456          4,311            (511)      1996
Ontario                Ontario              CA                       512          2,101          2,613            (308)      1996
Orange                 Orange               CA                     1,144          4,619          5,763            (654)      1996
Palo Alto              Palo Alto            CA        (1)            705          3,021          3,726            (681)      1986
Pinole                 Pinole               CA                       980          2,295          3,275            (341)      1995
S. San Francisco       San Francisco        CA        (1)            721          3,096          3,817            (760)      1987
Sacramento             Sacramento           CA                       680          2,735          3,415            (405)      1996
San Leandro            San Leandro          CA                       776          3,149          3,925            (464)      1996
San Lorenzo            San Lorenzo          CA                       611          2,519          3,130            (377)      1996
Santa Ana              Santa Ana            CA                     1,467          6,156          7,623          (1,507)      1986
Solana Beach           Solana Beach         CA                        --          7,143          7,143          (1,761)      1987
Sunnyvale              Sunnyvale            CA                     1,697         11,459         13,156          (1,796)      1986
Tracy                  Tracy                CA                       732          3,004          3,736            (441)      1996
Union City             Hayward              CA        (1)            287          1,347          1,634            (351)      1985
Van Ness               San Francisco        CA        (3)          5,289          9,331         14,620            (191)      1999

(Amounts in thousands)                                                          BUILDING     GROSS PROPERTY     ACCUM.         OWNED
PROPERTY NAME             LOCATION           STATE    ENCUMBRANCES     LAND   EQUIP. & OTHER     COSTS           DEPR.         SINCE
----------------------    --------           -----    ------------     ----   --------------     -----           -----       -------
Holcomb Bridge            Roswell             GA          (4)           917       3,075          3,992            (44)          1999
Jones Bridge              Atlanta             GA          (2)         1,565       3,848          5,413           (354)          1997
Lawrenceville             Lawrenceville       GA          (2)           858       3,179          4,037           (303)          1997
Morgan Falls              Dunwoody            GA                      1,429       5,824          7,253           (876)          1996
Norcross                  Norcross            GA                        562       2,345          2,907           (356)          1996
Peachtree                 Duluth              GA                      1,144       4,874          6,018           (661)          1997
Perimeter                 Atlanta             GA                      1,458       2,921          4,379           (527)          1996
Roswell                   Roswell             GA                        435       1,808          2,243           (432)          1986
Sandy Plains              Marietta            GA          (3)         1,012       4,106          5,118           (288)          1998
Satellite Blvd            Duluth              GA                        670       2,867          3,537           (389)          1997
Stone Mountain            Stone Mountain      GA                        656       2,725          3,381           (413)          1996
Tucker                    Tucker              GA                        241       1,004          1,245           (155)          1996
Alsip                     Alsip               IL          (1)           250       2,270          2,520           (406)          1982
Bolingbrook               Bolingbrook         IL                        641       2,840          3,481           (291)          1997
Bridgeview                Bridgeview          IL          (1)           479       2,048          2,527           (487)          1985
Country Club Hills        Country Club Hills  IL          (3)           781       3,503          4,284           (116)          1999
Dolton                    Calumet City        IL          (1)           344       2,611          2,955           (539)          1982
Fox Valley                Chicago             IL          (2)           932       2,973          3,905           (283)          1998
Hillside                  Hillside            IL                        261       1,120          1,381           (274)          1988
Lisle                     Lisle               IL          (1)           576       2,576          3,152           (596)          1986
Lombard                   Lombard             IL          (1)           392       1,808          2,200           (485)          1982
Oak Forest                Orland Park         IL                        704       3,201          3,905           (646)          1995
Palatine                  Palatine            IL          (4)           413       2,845          3,258            (14)          2000
Rolling Meadows           Rolling Meadows     IL          (1)           384       1,789          2,173           (422)          1982
Schaumburg                Schaumburg          IL          (1)           443       2,074          2,517           (482)          1982
Schaumburg South          Schaumburg          IL          (3)           495       3,677          4,172           (122)          1999
Willowbrook               Willowbrook         IL          (1)           412       1,879          2,291           (468)          1986
Allisonville              Indianapolis        IN                        827       3,693          4,520           (405)          1997
Carmel                    Carmel              IN                        404       2,554          2,958           (460)          1996
Castleton                 Indianapolis        IN                        522       2,043          2,565           (197)          1998
College Park              Indianapolis        IN                        694       3,014          3,708           (730)          1986
County Line               SouthPort           IN          (2)            --       2,635          2,635           (205)          1998
Downtown Indy             Indianapolis        IN          (4)           947       3,126          4,073           (102)          1999
Eaglecreek                Indianapolis        IN          (2)           802       2,646          3,448           (243)          1998
East Washington           Indianapolis        IN          (4)           399       2,650          3,049           (148)          1999
Georgetown                Indianapolis        IN                        461       2,360          2,821           (364)          1996
Glendale                  Indianapolis        IN                        520       2,141          2,661           (509)          1986
Annapolis                 Annapolis           MD          (2)            --       3,489          3,489           (299)          1998
Briggs Chaney             Silver Spring       MD                        430       1,813          2,243           (435)          1994
Clinton                   Clinton             MD                        674       2,872          3,546           (403)          1986
Crofton                   Gambrills           MD          (1)           376       1,610          1,986           (376)          1988
Frederick                 Frederick           MD                        206         929          1,135           (234)          1994
Gaithersburg              Gaithersburg        MD                        614       3,850          4,464           (763)          1994
Germantown                Germantown          MD                        552       2,307          2,859           (532)          1994
Laurel                    Laurel              MD          (1)           391       1,671          2,062           (399)          1988
Oxon Hill                 Ft. Washington      MD                        349       1,457          1,806           (342)          1994
Suitland                  Suitland            MD                        660       2,725          3,385           (652)          1987
Ann Arbor                 Ann Arbor           MI                        424       1,844          2,268           (488)          1988
Canton                    Canton              MI                        433       2,131          2,564           (324)          1988
Canton Township           Canton Township     MI          (4)           842       2,298          3,140              0           2000
Clinton Township          Clinton Township    MI          (3)           772       3,424          4,196           (199)          1999
Flint East                Flint               MI                        291       1,182          1,473           (132)          1997
Fraser                    Fraser              MI                        627       2,547          3,174           (380)          1988
Grand Rapids              Grand Rapids        MI                        192         890          1,082           (234)          1983
Jackson                   Jackson             MI                        309       1,281          1,590           (146)          1997
Kalamazoo                 Kalamazoo           MI                        177         816            993           (226)          1980
Lansing                   Lansing             MI          (1)           124         560            684           (146)          1983
Livonia                   LIvonia             MI                        636       2,643          3,279           (393)          1988
Madison Heights           Detroit             MI                        487       2,536          3,023           (500)          1995
Plymouth                  Canton Township     MI                        348       2,605          2,953           (451)          1985
Rochester                 Utica               MI                        610       2,489          3,099           (371)          1996
Southfield                Southfield          MI          (1)           702       2,938          3,640           (730)          1983
Sterling Heights          Sterling Heights    MI                        919       3,746          4,665           (559)          1996
Taylor                    Taylor              MI                        632       3,484          4,116           (680)          1995
Troy - Maple              Troy                MI          (1)         1,987       3,428          5,415           (732)          1981
Troy - Oakland Mall       Troy                MI          (1)           642       2,933          3,575           (719)          1983
Walled Lake               Walled Lake         MI          (1)           359       1,695          2,054           (449)       1985/89
Warren                    Warren              MI                        683       2,777          3,460           (412)          1988
Olive                     St. Louis           MO                        818       3,794          4,612           (886)          1994
St. Peters                St. Louis           MO                      1,233          --          1,233             --           1999
Sulfur Springs            St. Louis           MO                      1,200          --          1,200             --           1999
Capital Blvd              Raleigh             NC                        342       1,658          2,000           (386)          1994
Cary                      Cary                NC                        714       3,068          3,782           (655)          1994

                                                                                                GROSS
(Amounts in thousands)                                                          BUILDING       PROPERTY     ACCUM.        OWNED
PROPERTY NAME            LOCATION             STATE   ENCUMBRANCES     LAND   EQUIP. & OTHER     COSTS       DEPR.        SINCE
-------------            --------             -----   ------------     ----   --------------   --------     ------        -----
Creedmoor                Raleigh                NC           (2)         807        3,162        3,969         (298)       1997
Garner                   Garner                 NC                       204          896        1,100         (208)       1994
Glenwood                 Raleigh                NC                       266        1,166        1,432         (274)       1994
Morrisville              Morrisville            NC                       409        1,760        2,169         (388)       1994
Bricktown                Bricktown              NJ           (4)       1,398        4,112        5,510           (9)       1999
Old Bridge               Matawan                NJ                       767        4,250        5,017         (673)       1987
Beth Page                Long Island            NY           (4)       2,370        7,275        9,645           --        2000
Commack                  Huntington             NY           (4)       3,461        5,531        8,992         (181)       1999
Gold Street              Brooklyn               NY                     1,194        5,441        6,635       (1,480)       1986
Great Neck               Long Island            NY           (4)         436        2,690        3,126          (12)       1999
Hempstead                Hempstead              NY           (4)       1,902        5,025        6,927          (55)       1999
Melville                 Long Island            NY        6,482        1,099        7,566        8,665         (281)       1998
Nesconset                Long Island            NY           (4)       1,072        3,261        4,333           (8)       2000
Northern Boulevard       Long Island City       NY                     1,244        5,528        6,772       (1,465)       1987
Utica                    Brooklyn               NY                       830        3,713        4,543       (1,078)       1986
Van Dam                  Long Island City       NY                       760        3,493        4,253         (999)       1986
Yonkers                  Yonkers                NY                       913        4,259        5,172       (1,208)       1986
16th and Sandy           Portland               OR                       479        1,886        2,365         (379)       1995
Allen Blvd               Beaverton              OR                       525        2,185        2,710         (325)       1996
Barbur Boulevard         Portland               OR                       741        5,315        6,056       (1,220)       1995
Beaverton                Beaverton              OR           (1)         216          966        1,182         (269)       1985
Denny Road               Beaverton              OR           (1)         593        2,438        3,031         (595)       1989
Division                 Portland               OR                       687        2,934        3,621         (708)       1996
Gresham                  Portland               OR                       744        2,522        3,266         (431)       1996
Hillsboro                Portland               OR                       720        3,099        3,819         (490)       1996
King City                Tigard                 OR           (1)         511        2,095        2,606         (503)       1987
Liberty Road             Salem                  OR                       749        2,475        3,224         (591)       1995
Milwaukie                Milwaukie              OR                     1,034        3,902        4,936         (890)       1996
Oregon City              Portland               OR                       571        2,708        3,279         (693)       1995
Portland                 Portland               OR           (1)         382        1,571        1,953         (376)       1988
Salem                    Salem                  OR           (1)         574        2,533        3,107         (610)       1983
Airport                  Philadelphia           PA                       799        3,379        4,178         (835)       1986
Edgemont                 Philadelphia           PA                       975        5,285        6,260       (1,209)       1995
Painter's Crossing       Philadelphia           PA           (2)         516        2,857        3,373         (267)       1998
West Chester             West Chester           PA                        --        4,453        4,453       (1,054)       1986
Arlington/Forum 303      Arlington              TX           (1)         273        1,204        1,477         (315)       1986
Bandera Road             San Antonio            TX           (1)         468        1,987        2,455         (477)       1988
Bedford                  Bedford                TX                       408        1,735        2,143         (428)       1985
Bee Caves Road           Austin                 TX           (3)         626        4,285        4,911         (147)       1999
Beltline Road            Irving                 TX           (1)         414        1,983        2,397         (502)       1989
Blanco Road              San Antonio            TX           (1)         801        3,333        4,134         (821)       1988
Champions                Houston                TX           (3)         484        2,818        3,302         (219)       1998
Cinco Ranch              Houston                TX                       523        2,584        3,107         (148)       1999
Cityplace                Dallas                 TX           (3)       1,118        3,609        4,727         (154)       1999
East Lamar               Arlington              TX                       742        2,109        2,851         (352)       1996
Federal                  Houston                TX           (1)         552        2,329        2,881         (569)       1988
First Colony             Missouri City          TX                       427        2,137        2,564          (25)       2000
Fredicksburg             San Antonio            TX           (1)         645        2,835        3,480         (678)       1987
Georgetown               Austin                 TX                       403        1,689        2,092         (247)       1997
Greenville               Dallas                 TX           (2)         768        3,189        3,957         (315)       1998
Helotes                  San Antonio            TX           (4)         481        2,354        2,835          (45)       2000
Henderson Pass           San Antonio            TX                     1,386        2,274        3,660         (215)       1998
Henderson Street         Fort Worth             TX           (3)         338        3,633        3,971         (128)       1999
Highway 78               San Antonio            TX                       392        1,550        1,942         (131)       1998
Hill Country Village     San Antonio            TX           (1)         679        2,824        3,503         (708)       1985
Hillcroft                Houston                TX                        --        3,670        3,670         (909)       1991
Hurst                    Hurst                  TX           (1)         363        1,533        1,896         (376)       1987
Imperial Valley          Houston                TX           (1)         461        1,969        2,430         (484)       1988
Irving/MacArthur Blvd    Irving                 TX           (1)         674        2,935        3,609         (737)       1985
Kingwood                 Kingwood               TX                       525        2,846        3,371         (594)       1988
Las Colinas              Irving                 TX           (4)         478        3,123        3,601          (18)       2000
Lewisville               Dallas                 TX                       434        2,552        2,986         (380)       1997
McArthur Crossing        Irving                 TX                       746        2,909        3,655         (506)       1996
Medical Center           Houston                TX           (1)         737        3,227        3,964         (912)       1989
Medical Center SA        San Antonio            TX           (4)         660        2,822        3,482          (55)       1998
Mission Bend             Houston                TX                       653        2,735        3,388         (454)       1995
Nacodoches               San Antonio            TX                       381        2,885        3,266         (218)       1998
North Austin             Austin                 TX           (1)         609        2,557        3,166         (603)       1986
North Carrollton         Carrollton             TX                       627        2,747        3,374          (73)       2000
North Park               Kingwood               TX                       549        2,160        2,709          (25)       2000
Oak Farm Dairy           Houston                TX           (3)       2,652        3,408        6,060         (114)       1999
Oak Hills                Austin                 TX           (4)         149        3,431        3,580         (149)       1999
Olympia                  Missouri City          TX           (4)         489        3,046        3,535          (78)       1998
Park Cities East         Dallas                 TX                     1,017        2,909        3,926         (538)       1995
Parker Road              Dallas                 TX                       809        2,206        3,015         (410)       1995

                                                                                                  GROSS
(Amounts in thousands)                                                           BUILDING        PROPERTY      ACCUM.       OWNED
PROPERTY NAME              LOCATION            STATE   ENCUMBRANCES     LAND    EQUIP. & OTHER     COSTS        DEPR.       SINCE
-------------              --------            -----   ------------     ----    --------------   --------      ------       -----
Preston Road               Dallas                TX                       703         2,822        3,525         (414)       1997
Quarry                     San Antonio           TX                       488         3,668        4,156         (243)       1999
River Oaks                 Houston               TX                     2,137         7,786        9,923       (1,699)       1996
Round Rock                 Austin                TX                       386         1,612        1,998         (240)       1997
San Antonio NE             San Antonio           TX          (1)          406         1,734        2,140         (430)       1985
Slaughter Lane             Austin                TX                       592         2,419        3,011         (346)       1997
South Cooper               Arlington             TX                       632         2,590        3,222         (436)       1996
South Main                 Houston               TX                       392         1,067        1,459          (12)       2000
Southlake                  Dallas                TX          (3)          670         2,935        3,605         (204)       1998
Spring Branch              Houston               TX                       305           483          788           (6)       2000
Sugarland                  Sugarland             TX          (1)          761         3,068        3,829         (730)       1988
T.C. Jester                Houston               TX                       903         4,081        4,984         (594)       1996
Thousand Oaks              San Antonio           TX          (1)          421         1,760        2,181         (447)       1986
Universal City             San Antonio           TX                       169         1,614        1,783         (371)       1995
Valley Ranch               Coppell               TX                       791         3,200        3,991         (433)       1997
West U                     Houston               TX          (1)        1,121         4,579        5,700       (1,105)       1989
Westchase                  Houston               TX                       351         2,617        2,968          (30)       2000
Westheimer                 Houston               TX          (1)          611         2,507        3,118         (608)       1986
Windcrest                  San Antonio           TX                       626         2,833        3,459         (403)       1996
Woodforest                 Houston               TX                       538         2,213        2,751         (349)       1996
Woodlands                  Houston               TX          (1)          737         3,213        3,950         (796)       1988
Bayside                    Virginia Beach        VA                       236         1,174        1,410         (274)       1988
Burke                      Fairfax               VA                       634         2,615        3,249         (400)       1996
Cascades                   Sterling              VA          (2)        2,292         3,693        5,985         (306)       1998
Cedar Road                 Chesapeake            VA                       295         1,248        1,543         (292)       1994
Charlottesville            Charlottesville       VA                       305         1,335        1,640         (330)       1994
Chesapeake                 Chesapeake            VA                       454         1,874        2,328         (280)       1996
Crater Road                Petersburg            VA                       224           961        1,185         (237)       1994
Dale City                  Dale City             VA                       346         1,677        2,023         (386)       1994
Fairfax                    Fairfax               VA          (1)        1,137         6,557        7,694       (1,424)       1986
Falls Church               Falls Church          VA          (1)        1,413         5,918        7,331       (1,388)       1987
Gainesville                Gainesville           VA                       245         1,079        1,324         (276)       1994
Herndon                    Herndon               VA          (1)          582         2,538        3,120         (630)       1988
Holland Road               Virginia Beach        VA                       204           955        1,159         (245)       1994
Jeff Davis Hwy             Richmond              VA                       306         1,290        1,596         (307)       1994
Kempsville                 Virginia Beach        VA          (1)          279         1,196        1,475         (280)       1989
Laskin Road                Virginia Beach        VA                       305         1,331        1,636         (325)       1994
Leesburg                   Leesburg              VA                       541         2,209        2,750         (335)       1996
Manassas E. & W            Manassas              VA          (1)          654         3,004        3,658         (750)       1988
McLean                     McLean                VA                        (6)        3,641        3,635         (433)       1997
Merrifield                 Fairfax               VA          (3)        3,192         5,188        8,380         (161)       1999
Midlothian Turnpike        Richmond              VA                       646         2,660        3,306         (395)       1996
Newport News North         Newport News          VA                       574         2,542        3,116         (376)       1996
Newport News. S            Newport News          VA          (1)          496         2,285        2,781         (543)    1985/92
North Richmond             Richmond              VA          (1)          344         1,457        1,801         (360)       1988
Old Towne                  Alexandria            VA          (4)        2,038         7,003        9,041         (363)       1999
Potomac Mills              Potomac Mills         VA          (2)        1,122         3,423        4,545         (325)       1997
Princess Anne Road         Virginia Beach        VA                       305         1,274        1,579         (288)       1994
S. Military Highway        Virginia Beach        VA                       289         1,423        1,712         (217)       1996
Temple Avenue              Petersburg            VA                       297         1,292        1,589         (319)       1994
Virginia Beach             Virginia Beach        VA                       502         2,232        2,734         (540)       1989
Auburn                     Auburn                WA                       760         2,894        3,654         (537)       1996
Bellefield                 Bellevue              WA                       957         3,887        4,844         (567)       1996
Bellevue East & West       Bellevue              WA          (1)        2,385        11,964       14,349       (2,069)       1984
Bellingham                 Bellingham            WA       1,376           601         2,527        3,128         (587)       1981
Bremerton                  Bremerton             WA                       563         2,296        2,859         (263)       1997
Burien                     Seattle               WA                       646         2,818        3,464         (684)       1985
Burien II                  Seattle               WA                       388         1,737        2,125         (411)       1985
Canyon Park JV             Bothell               WA                     1,023         3,183        4,206       (1,026)       1996
Canyon Rd                  Puyallup              WA                       234           972        1,206         (150)       1996
Capitol Hill               Seattle               WA                       839         5,245        6,084       (2,200)       1987
Corporate Office           Seattle               WA                     3,915        18,410       22,325       (5,643)       1998
E. Bremerton               Bremerton             WA                       576         2,403        2,979         (378)       1996
East Lynnwood              Lynnwood              WA          (1)          482         2,071        2,553         (517)       1986
Edmonds                    Edmonds               WA                     1,190         4,918        6,108       (1,166)       1984
Everett                    Everett               WA                       512         2,233        2,745         (576)       1981
Factoria                   Bellevue              WA          (1)          580         2,405        2,985         (573)       1984
Factoria Square            Bellevue              WA                     1,226         4,967        6,193         (742)       1996
Federal Way                Federal Way           WA          (1)          862         3,576        4,438         (870)       1984
Fife                       Tacoma                WA                       440         1,832        2,272         (446)       1984
Gig Harbor                 Gig Harbor            WA                     1,059           843        1,902          (51)       1999
Hazel Dell                 Vancouver             WA                     1,073         2,918        3,991         (703)       1996
Highland Hill              Tacoma                WA                       592         2,420        3,012         (569)       1981
Interbay                   Seattle               WA                       952         3,896        4,848         (935)       1987
Issaquah                   Issaquah              WA          (1)          615         2,579        3,194         (647)       1985

(Amounts in thousands)                                                     BUILDING     GROSS PROPERTY      ACCUM.        OWNED
PROPERTY NAME          LOCATION        STATE  ENCUMBRANCES     LAND     EQUIP. & OTHER      COSTS            DEPR.        SINCE
-------------          --------        -----  ------------     ----     --------------      -----            -----        -----
Juanita                Kirkland          WA           (4)          877          4,472          5,349           (114)          1998
Kennydale              Renton            WA                        816          3,412          4,228           (491)          1996
Kent                   Kent              WA                        544          2,294          2,838           (271)          1997
Lacey                  Olympia           WA                        185          1,087          1,272           (117)          1997
Lake City              Seattle           WA                        572          2,643          3,215           (767)          1995
Lake Union             Seattle           WA                      2,956          5,774          8,730         (1,252)          1998
Lakewood 512           Tacoma            WA                        920          3,901          4,821           (893)      87/88/91
Lynnwood               Lynnwood          WA                        757          3,198          3,955           (370)          1997
Mill Creek             Everett           WA           (3)          627          4,214          4,841           (213)          1998
North Spokane          Spokane           WA           (1)          581          2,565          3,146           (694)          1984
Parkland               Tacoma            WA                        391          1,642          2,033           (193)          1997
Pier 57                Seattle           WA           (3)          872          4,761          5,633           (324)          1986
Pt. Orchard            Pt. Orchard       WA                        483          2,057          2,540           (316)          1997
Redmond                Redmond           WA           (3)          537          5,574          6,111           (442)          1998
Renton                 Renton            WA           (1)          625          2,672          3,297           (689)          1984
Salmon Creek           Vancouver         WA                        759          3,329          4,088           (457)          1997
Sammamish              Redmond           WA           (2)          963          3,895          4,858           (306)          1998
Shoreline/Aurora N     Seattle           WA           (1)        1,495          6,269          7,764         (1,503)          1986
Smokey Point           Arlington         WA           (1)          232          1,039          1,271           (262)          1987
South Center           Renton            WA                        425          1,947          2,372           (493)          1985
South Hill             Seattle           WA                        300          1,333          1,633           (280)          1995
South Tacoma           Tacoma            WA           (1)          315          1,366          1,681           (314)          1987
Spokane                Spokane           WA                        227            988          1,215           (130)          1997
Sprague                Tacoma            WA                      1,152          3,221          4,373           (759)          1996
Totem Lake             Kirkland          WA                        660          2,773          3,433           (688)          1984
Vancouver Mall         Vancouver         WA           (1)          364          1,675          2,039           (434)          1980
West Olympia           Olympia           WA                        351          1,450          1,801           (167)          1997
West Seattle           Seattle           WA                        698          4,206          4,904           (555)          1997
Whitecenter            Seattle           WA           (1)          559          2,389          2,948           (576)          1980
Woodinville            Woodinville       WA                        674          2,780          3,454           (658)          1984
Excess Land SSPHI                                     --           269             --            269             --           1995
                                              ----------    ----------    -----------    -----------     -----------
                                              $   15,133    $  248,741    $ 1,011,946    $ 1,260,687     $  (169,831)
                                              ==========    ==========    ===========    ===========     ===========


(1)     These properties are encumbered through one mortgage loan totaling
        $122,580.

(2)     These properties are encumbered through one mortgage loan totaling
        $45,050.

(3)     These properties are encumbered through one mortgage loan totaling
        $62,266.

(4)     These properties are encumbered through one mortgage loan totaling
        $60,400.


        The following tables reconcile the changes in land, building, equipment and other, as well as accumulated depreciation over the last two years.

(Amounts in thousands)
LAND, BUILDING, EQUIPMENT AND OTHER
Balance at December 31, 1998                                         $ 1,067,445
      Deconsolidation of SSC Benelux & Co.                               (58,014)
      Additions during the period
             Acquisitions                        $    9,330
             Developments                            92,445
             Facility Expansions                      8,304
             Improvements and Other                   8,097
                                                 ----------
                                                                         118,176
             Cost of Real Estate Sold                                     (7,130)
                                                                   -------------
Balance at December 31, 1999                                           1,120,477
      Additions during the period
             Acquisitions                        $   40,963
             Developments                            91,897
             Facility Expansions                        187
             Improvements and Other                   8,030
                                                 ----------
                                                                         141,077
             Cost of Real Estate Sold                                       (867)
                                                                   -------------
Balance at December 31, 2000                                       $   1,260,687
                                                                   =============
ACCUMULATED DEPRECIATION
Balance at December 31, 1998                                       $     106,503
      Deconsolidation of SSC Benelux & Co.                                (2,838)
      Depreciation expense                                                32,215
      Disposal                                                            (1,514)
                                                                   -------------
Balance at December 31, 1999                                             134,366
      Depreciation expense                                                36,247
      Disposal                                                              (782)
                                                                   -------------
Balance at December 31, 2000                                       $     169,831
                                                                   =============

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

        As discussed in Note R, the accompanying financial statements and supplemental schedule have been restated.

        As discussed in Note A to the consolidated financial statements, in 1998 the Company changed its method of accounting for financings under participating mortgages and in 1999 changed its method of accounting for costs of start-up activities.

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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Seattle, Washington
February 8, 2001
(February 28, 2001 as to Note Q)
(November 28, 2001 as to the effects of the restatement discussed in Note R)

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

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) 1. Financial Statements

                                                                                              PAGE
                                                                                               NO.
Consolidated Balance Sheets at December 31, 2000 and 1999..............................       43
For the years ended December 31, 2000, 1999 and 1998:
  Consolidated Statements of Income....................................................       44
  Consolidated Statements of Shareholders' Equity......................................       45
  Consolidated Statements of Cash Flows................................................       46
  Notes to Consolidated Financial Statements...........................................       47-61
  Schedule III Real Estate and Accumulated Depreciation................................       62-67
  Independent Auditors' Report.........................................................       68

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


----------

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

                                            SHURGARD STORAGE CENTERS, INC.

                                            By: /s/ HARRELL L. BECK
                                               ---------------------------------
                                               Harrell L. Beck
                                               Senior Vice President
                                               Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 22nd day of August 2001.

              SIGNATURE                                                  TITLE
              ---------                                                  -----
        /s/ CHARLES K. BARBO                           Chairman of the Board, President and Chief
--------------------------------------              Executive Officer (Principal Executive Officer)
           Charles K. Barbo                                Senior Vice President, Treasurer,

         /s/ HARRELL L. BECK                              Chief Financial Officer and Director
--------------------------------------                (Principal Financial and Accounting Officer)
           Harrell L. Beck

        /s/ GEORGE HUTCHINSON                                           Director
--------------------------------------
          George Hutchinson

         /s/ RAYMOND JOHNSON                                            Director
--------------------------------------
           Raymond Johnson

           /s/ W. J. SMITH                                              Director
--------------------------------------
             W. J. Smith

        /s/ W. THOMAS PORTER                                            Director
--------------------------------------
           W. Thomas Porter