Form 10-Q
period 2001-09-30
SHURGARD STORAGE CENTERS INC
filed 2001-12-04
CIK 906933

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

         Shares outstanding at November 1, 2001:

         Class A Common Stock, $.001 par value, 32,353,560 shares outstanding

         Class B Common Stock, $.001 par value, 154,604 shares outstanding

                         SHURGARD STORAGE CENTERS, INC.
         PART I, ITEM 1: UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Amounts in thousands except per share data)


                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   2001                2000
                                                                                   ----            -------------
ASSETS:
Storage centers:
  Land                                                                         $   255,610         $   248,741
  Buildings and equipment, net                                                     853,509             842,115
  Construction in progress                                                          12,422              22,686
                                                                               -----------         -----------
      Total storage centers                                                      1,121,541           1,113,542
Other real estate investments                                                       39,436              49,501
Cash and cash equivalents                                                           11,530               7,664
Restricted cash                                                                     38,958               8,510
Other assets                                                                        62,308              51,025
                                                                               -----------         -----------
    Total assets                                                               $ 1,273,773         $ 1,230,242
                                                                               ===========         ===========

LIABILITIES & SHAREHOLDERS' EQUITY:
Accounts payable and other liabilities                                         $    44,806         $    33,876
Line of credit                                                                      49,475              89,925
Notes payable                                                                      372,074             405,429
Participation rights liability, net of discount of $20,046 and $33,340              83,168             100,170
                                                                               -----------         -----------
      Total liabilities                                                            549,523             629,400
                                                                               -----------         -----------

Minority interest in other real estate investments                                   5,535               4,204

Commitments and contingencies ( Notes E, F, H and I)

Shareholders ' equity:

  Series B Cumulative Redeemable Preferred Stock; $0.001 par
  value: 2,300,000 shares authorized; 2,000,000 shares issued
  and outstanding; liquidation preference of $50,000,000                            48,056              48,056
  Series C Cumulative Redeemable Preferred Stock; $0.001 par
  value: 2,000,000 shares authorized; 2,000,000 shares issued
  and outstanding; liquidation preference of $50,000,000                            48,115              48,115
  Series D Cumulative Redeemable Preferred Stock; $0.001 par
  value: 3,450,000 shares authorized; 3,450,000 shares issued
  and outstanding; liquidation preference of $86,250,000                            83,074
  Class A Common Stock, $0.001 par value; 120,000,000
  authorized; 32,415,109 and 29,620,225 shares issued and
  outstanding                                                                      698,309             624,464




           See notes to condensed consolidated financial statements.           2

  Class B Common Stock, $0.001 par value; 500,000 shares
  authorized; 154,604 issued and outstanding, net of loans to
  shareholders of $3,019 and $3,676                                                   (103)               (760)
Accumulated net income less distributions                                         (154,810)           (123,237)
Accumulated other comprehensive income                                              (3,926)                 --
                                                                               -----------         -----------
      Total shareholders' equity                                                   718,715             596,638
                                                                               -----------         -----------

    Total liabilities and shareholders' equity                                 $ 1,273,773         $ 1,230,242
                                                                               ===========         ===========




           See notes to condensed consolidated financial statements.           3

                         SHURGARD STORAGE CENTERS, INC.
   Part I, Item 1: Unaudited Condensed Consolidated Statements of Net Income
                  (Amounts in thousands except per share data)


                                                                      For the three
                                                    For the three     months ended
                                                     months ended    Sept. 30, 2000
                                                    Sept. 30, 2001    (as restated)
                                                    --------------    -------------
Revenue:
  Real estate operations                               $ 58,625         $ 53,233
  Other                                                   2,310              397
                                                       --------         --------
      Total revenue                                      60,935           53,630
                                                       --------         --------
Expenses:
  Operating                                              17,604           15,245
  Depreciation and amortization                          11,530           10,272
  Real estates taxes                                      5,431            4,327
  Other real estate investments income (loss)               101              627
  General, administrative and other                       1,566            1,242
                                                       --------         --------
      Total expenses                                     36,232           31,713
                                                       --------         --------
Income from operations                                   24,703           21,917
                                                       --------         --------


OTHER INCOME (EXPENSE)
  INTEREST:
  Interest on loans                                      (9,478)          (9,425)
  Amortization of participation rights discount          (5,431)          (3,101)
  Interest income and other                               2,559              946
                                                       --------         --------
      Other income (expense), net                       (12,350)         (11,580)
  Minority interest                                        (229)            (160)
                                                       --------         --------
  Income before extraordinary item                       12,124           10,177
  Early extinguishment of debt                             (409)              --
                                                       --------         --------
      Net income                                       $ 11,715         $ 10,177
                                                       ========         ========

Net income allocation:
  Allocable to preferred shareholders                  $  4,074         $  2,188
  Allocable to common shareholders                        7,641            7,989
                                                       --------         --------
                                                       $ 11,715         $ 10,177
                                                       ========         ========
NET INCOME PER COMMON SHARE:
Basic earnings per share:
  Income before extraordinary item                     $   0.27         $   0.27
  Early extinguishment of debt                            (0.01)              --
                                                       --------         --------
  Net income                                           $   0.26         $   0.27
                                                       ========         ========


Diluted earnings per share:
  Income before extraordinary item                     $   0.26         $   0.27

  Early extinguishment of debt                            (0.01)              --
                                                       --------         --------
  Net income                                           $   0.25         $   0.27
                                                       ========         ========


Distributions per common share                         $   0.52         $   0.51
                                                       ========         ========




           See notes to condensed consolidated financial statements.           4

                         SHURGARD STORAGE CENTERS, INC.
   PART I, ITEM 1: UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
                  (Amounts in thousands except per share data)


                                                                        For the nine
                                                      For the nine      months ended
                                                      months ended     Sept. 30, 2000
                                                     Sept. 30, 2001    (as restated)
                                                     --------------    -------------
Revenue:
  Real estate operations                               $ 168,473         $ 147,384
  Other                                                    3,992             1,155
                                                       ---------         ---------
      Total revenue                                      172,465           148,539
                                                       ---------         ---------
Expenses:
  Operating                                               50,655            42,572
  Depreciation and amortization                           33,612            29,882
  Real estates taxes                                      15,316            12,897
  Other real estate investments income (loss)              2,995             2,269
  General, administrative and other                        4,391             3,730
                                                       ---------         ---------
      Total expenses                                     106,969            91,350
                                                       ---------         ---------
Income from operations                                    65,496            57,189
                                                       ---------         ---------


OTHER INCOME (EXPENSE)
  INTEREST:
  Interest on loans                                      (28,921)          (26,204)
  Amortization of participation rights discount          (13,989)           (8,830)
  Interest income and other                                5,315             2,559
                                                       ---------         ---------
      Other income (expense), net                        (37,595)          (32,475)
Minority interest                                           (642)             (585)
                                                       ---------         ---------
Income before extraordinary item                          27,259            24,129
Early extinguishment of debt                              (1,445)               --
                                                       ---------         ---------
      Net income                                       $  25,814         $  24,129
                                                       =========         =========

Net income allocation:
  Allocable to preferred shareholders                  $  11,024         $   6,563
  Allocable to common shareholders                        14,790            17,566
                                                       ---------         ---------
                                                       $  25,814         $  24,129
                                                       =========         =========
NET INCOME PER COMMON SHARE:
Basic earnings per share:
  Income before extraordinary item                     $    0.54         $    0.60
  Early extinguishment of debt                             (0.05)               --
                                                       ---------         ---------
  Net income                                           $    0.49         $    0.60
                                                       =========         =========


Diluted earnings per share:
  Income before extraordinary item                     $    0.54         $    0.59
  Early extinguishment of debt                             (0.05)               --
                                                       ---------         ---------
  Net income                                           $    0.49         $    0.59
                                                       =========         =========


Distribution per common share                          $    1.55         $    1.52
                                                       =========         =========




           See notes to condensed consolidated financial statements.           5

                         SHURGARD STORAGE CENTERS, INC.
   PART I, ITEM 1: UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                                            Nine months ended
                                                                 Nine months ended          September 30, 2000
                                                                 September 30, 2001           (as restated)
                                                                 ------------------           -------------
OPERATING ACTIVITIES:
Net income                                                           $  25,814                  $  24,129
Adjustment to reconcile earnings to net cash provided by
operating activities:
Gain on sale of real estate                                             (2,001)
Early extinguishment of debt                                             1,445
Depreciation and amortization                                           33,612                     29,882
Amortization of participation rights discount                           13,989                      8,830
Losses from other real estate investments                                3,189                      4,180
Minority interest in earnings from investments in other real
estate investments                                                         642                        585
Changes in operating accounts:
  Restricted cash                                                      (30,448)                    (1,283)
  Other assets                                                          (3,406)                    (2,727)
  Accounts payable and other liabilities                                 8,511                      7,566
                                                                     ---------                  ---------
Net cash provided by operating activities                               51,347                     71,162
                                                                     ---------                  ---------

INVESTING ACTIVITIES:
Proceeds from sale of real estate and equipment                          3,720
Construction, acquisition and improvements to storage
centers                                                                (40,075)                   (90,622)
Purchase of other real estate investments                               (1,060)                    (3,925)
Purchase of non-competition agreements and other
amortizable assets                                                        (358)                      (504)
Increase in loans to affiliates                                             --                     (1,735)

Purchase of additional interest in affiliated partnerships                 (90)                    (3,807)
Increase in cash due to consolidation of containerized
storage operations                                                          90
Distribution in excess of earnings from other real estate
investments                                                                861                        323
                                                                     ---------                  ---------
Net cash used in investing activities                                  (36,912)                  (100,270)
                                                                     ---------                  ---------

FINANCING ACTIVITIES:
Proceeds from notes payable                                            204,399                     12,647
Payments on notes payable                                             (237,754)
Net (payments on) proceeds from lines of credit                        (40,450)                    62,673
Payments on participation rights                                       (31,811)
Payment of loan costs                                                   (4,939)                       (85)
Net proceeds from financing arrangements                                   820                      3,981
Proceeds from exercise of stock options and dividend
reinvestment plan                                                        3,544                      2,730
Proceeds from common stock offering, net                                70,300
Proceeds from preferred stock offering, net                             83,074





           See notes to condensed consolidated financial statements.           6

Proceeds from payments on loan to shareholder                              656                        330
Distributions paid                                                     (57,386)                   (51,321)
Contribution received from minority partners                                56                         60
Distributions paid to minority partners                                 (1,078)                      (786)
                                                                     ---------                  ---------
Net cash (used in) provided by financing activities                    (10,569)                    30,229

Increase in cash and cash equivalents                                    3,866                      1,121
Cash and cash equivalents at beginning of period                         7,664                     11,645
                                                                     ---------                  ---------
Cash and cash equivalents at end of period                           $  11,530                  $  12,766
                                                                     =========                  =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid for interest                                               $  27,235                  $  26,994
                                                                     =========                  =========
Cash paid for participation rights                                   $  12,519                  $     985
                                                                     =========                  =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
INFORMATION:
Common stock issued as consideration for partnership
interest                                                                                        $   9,213
                                                                                                =========

Fair value adjustments of derivatives                                $   4,918
                                                                     =========

Conversion of note receivable to equity investment in STG            $  16,238
                                                                     =========




           See notes to condensed consolidated financial statements.           7

                         SHURGARD STORAGE CENTERS, INC.
      PART I, ITEM 1: NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

                  European operations are not consolidated, but are reported under the equity method. The joint venture agreement requires a vote of two thirds of the Board of Managers for all major decisions; however, we continue to exercise significant influence over SSC Benelux & Co., SCA through our control of half of the seats on the Board of Managers.

         In March 2001, the Board of Directors approved a plan to acquire all or substantially all of the voting stock of Storage To Go, Inc. (STG) and to convert, subject to certain conditions, substantially all of our existing loans to STG into equity. In June 2001, we purchased all of the issued and outstanding shares of STG stock, and we converted a $16.2 million note receivable into equity. We began consolidating STG in our financial statements as of the date of the purchase. If we had consolidated STG as of January 1, 2001, the total consolidated revenues for the nine-month period ended September 30, 2001 would have been $174.4 million; there would not have been any material effect to our consolidated net income or net income per share.

         The consolidated financial statements included in this report are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consisted only of normal recurring items. The interim financial statements should be read in conjunction with our 2000 Annual Report on Form 10K/A. Interim results are not necessarily indicative of results for a full year.

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

         Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were formerly considered derivatives may not meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. We use interest rate swaps to fix a portion of our variable rate debt.

         The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative reduction to Other Comprehensive Income (OCI) of $348,000. The reduction in OCI was attributable to losses on cash flow hedges. There was no net gain or loss recognized in earnings for the nine months ended September 30, 2001 due to hedge ineffectiveness. Changes in the time value of an interest rate cap have been excluded from the assessment of hedge effectiveness and is reported in "Interest income and other" on the condensed consolidated statement of net income, and was $34,000 and $81,000 for the three months and nine months ended September 30, 2001, respectively. Approximately $25,000 of OCI will be reclassified into earnings during the next twelve months through amortization.

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We do not expect the adoption of SFAS 141 to have a significant impact on our financial position, results of operations, or cash flows.

         In June 2001, FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We are required to implement SFAS 142 on January 1, 2002 and are currently evaluating its impact.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We have not yet determined the impact of adopting SFAS No. 144 on our financial position or results of operations.


         We account for certain storage centers in development joint ventures in which we have continuing involvement, as defined in SFAS 66, "Accounting for Sales of Real Estate," as financing arrangements. (See Note D).

         Basic average shares outstanding for the nine months ended September 30, 2001 and 2000 were 30,027,416 and 29,492,632, respectively, while the three months ended September 30, 2001 and 2000 were 30,369,481 and 29,748,121, respectively. Diluted average shares outstanding for the nine months ended September 30, 2001 and 2000 were 30,372,798 and 29,544,806, respectively, while the three months ended September 30, 2001 and 2000 were 30,925,006 and 29,816,868, respectively.


NOTE B - LINE OF CREDIT

         We have an unsecured line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants and guarantees under certain tax retention operating leases. At September 30, 2001, the available amount was $209.4 million. At September 30, 2001, there was $49.5 million outstanding, and the weighted average rate was 4.38%.

NOTE C - NOTES PAYABLE

(in thousands)                                September 30, 2001   December 31, 2000
--------------                                ------------------   -----------------
Senior notes payable                               $300,000             $100,000
Mortgage notes payable                               72,074              182,849
Notes payable to financial services company              --              122,580
                                                   --------             --------
                                                   $372,074             $405,429
                                                   ========             ========




         On January 30, 2001, we exercised our option to acquire our joint venture partner's interest in Shurgard/Fremont Partners I, (SFP I) for $27.7 million. This payment was accounted for as a reduction in participation rights (See Note D). Additionally, we repaid the partnership's outstanding mortgage financing of approximately $45.0 million.

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

         On July 19, 2001, we exercised our option to acquire our joint venture partner's interest in Shurgard/K&S I, LLC for $4.1 million. This payment was accounted for as a reduction in participation rights (See Note D). Additionally, we repaid the partnership's outstanding mortgage financing of approximately $6.5 million.

         On September 28, 2001, we repaid the outstanding mortgage financing of approximately $62.3 million of Shurgard/Fremont Partners II (SFPII) (See Note
L). We incurred $409,000 in expense in connection with the early extinguishment of this debt.

         At September 30, 2001, one of two mortgage notes payable is secured by 21 properties held by joint venture that is accounted for as a financing arrangement (See Note D) and is a non-recourse credit facility which requires payments of interest only.

         The principal maturities of debt over the next five fiscal years are approximately $64.8 million in 2003; $57.3 million in 2004; and $250.0 million in 2007 and beyond. Each of these notes contains covenants that require us to submit financial information and maintain certain financial ratios. For a further discussion see Note C in our 2000 Annual Report on Form 10-K/A.

NOTE D - FINANCING ARRANGEMENTS

         Beginning in 1998, we entered into a series of four development joint ventures with unrelated third parties. The purpose of these joint ventures was to expand our development capacity, broaden our access to capital, and minimize the effect of the rent-up deficit on funds from operations by sharing the rent-up risk with our joint venture partners. We have a 10% or 20% equity interest in each of these joint ventures, which are structured as general partnerships or limited liability companies, and generally require the agreement of both partners on all major decisions. Under the terms of each joint venture, cash from the third-party equity contributions and the proceeds from mortgage debt were used to purchase the storage centers when or shortly after we completed construction. The amount paid to us was based on historical cost of the properties plus negative cash flow prior to transfer.

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

         The terms of the fourth joint venture are similar to those described above, except that our joint venture partner has the right to present each property to us for purchase after the thirty-first month following the contribution of the property to the joint venture. If we elect to purchase a property, the purchase price is the greater of an amount necessary to return all partners a 12% internal rate of return on contributed equity or an amount calculated in a manner similar to the three joint ventures discussed above. If we decline to purchase a property at the stipulated price, the property may be sold, without our consent, to a third party, and in addition, our voting rights will be suspended. If the aggregate sales proceeds from any properties purchased by third parties are less than the stipulated price, our share of the proceeds will be reduced by an amount that cannot exceed our contributed capital in accordance with a formula. The joint venture cannot sell the properties to a third party prior to offering the properties to us at the stipulated price.

         Due to our continuing involvement with the storage centers, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate", we do not recognize the sale of these properties and, due to the likelihood of our exercising the options, we account for these transactions as financing arrangements. Under this method we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our joint venture partners' share of the estimated option purchase price based on the best evidence available to us. The discount is amortized as a component of interest expense over the term of the related agreements. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreements.

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

         The following table summarizes the estimated liability for participation rights and the related discount:

                                               September 30, 2001        December 31, 2000
                                               ------------------        -----------------
in thousands
Gross participation rights                         $ 103,214                 $ 133,510
Participation rights discount                        (20,046)                  (33,340)
                                                   ---------                 ---------
Participation rights, net of discount              $  83,168                 $ 100,170
                                                   =========                 =========

NOTE E - STORAGE CENTERS

         Building and equipment are presented net of accumulated depreciation of $203.6 million and $169.8 million as of September 30, 2001 and December 31, 2000, respectively. We have entered into 14 construction contracts for developments of new, or improvements to, existing storage centers. Outstanding commitments under these contracts total $7.7 million.

NOTE F - SHAREHOLDERS EQUITY

         During the first nine months of 2001, we issued 9,399 shares of Class A common stock in connection with our Dividend Reinvestment Plan (the Plan). The Plan offers shareholders an opportunity to invest cash dividends in additional shares at a 2% discount from the current market price. All shareholders are eligible to participate. Additionally, we issued 120,511 shares in connection with the exercise of employee stock options and the Employee Stock Purchase Plan and 41,025 shares of restricted stock were issued, of which 38,025 were granted prior to December 31, 2000.

         In September 2001, we raised net proceeds after offering costs of $70.3 million through the sale of 2.5 million shares of Class A common stock. In October 2001, we raised $5.8 million, net, through the sale of an additional 207,000 shares.

         On April 27, 2000, the Board approved the extension of maturity dates of certain promissory notes to Class B common shareholders to March 1, 2003. The extended notes require quarterly payments of interest at 200 basis points above LIBOR, while those not extended are non-interest bearing. For the nine months ended September 30, 2001, we received $33,015 in interest income on these notes and $659,444 in principal payments, while for the three months ended September 30, 2001, we received $13,548 in interest income on these notes and $249,505 in principal payments.

         In February 2001, we raised $86.25 million (approximately $83.1 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share.

NOTE G - OTHER COMPREHENSIVE INCOME

         SFAS 133 requires that all derivatives be recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

         The effect of the implementation of SFAS 133 on our earnings was not significant. Subsequent to our adoption of SFAS No. 133 for the nine months ended September 30, 2001, other assets increased $152,000, other liabilities increased $3.9 million and other comprehensive income decreased $3.9 million. For the three months ended September 30, 2001, other assets decreased $50,000, other liabilities increased $3.1 million and other comprehensive income decreased $3.1 million. Total accumulated other comprehensive income was $3.9 million as of September 30, 2001. Additionally, during the third quarter we recognized $1.2 million in interest expense related to the termination of swap agreements for SFP II in connection with paying off the debt. For the nine months ended September 30, 2001, we recognized $1.2 million in interest expense related to the termination of swap agreements for SFP II and SFPI in connection with paying off the debt.

NOTE H - CONTINGENT LIABILITY AND COMMITMENTS

         As a general partner, we are contingently liable for the debt of a European joint venture, which at September 30, 2001 totaled $143.5 million. We have guaranteed $15.5 million in outstanding debt for three properties related to an agreement with a California developer. We have also guaranteed all or portions of the debt of certain domestic joint ventures and joint venture partners, which at September 30, 2001 totaled $19.7 million.

         In May, 2001 we gave notification to exercise our option to purchase four properties in January 2002. The estimated cost for these properties is approximately $4.5 million.

NOTE I - LEASE OBLIGATIONS

         We lease certain parcels of land and buildings under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

                        2001                          $ 1,727
                        2002                            4,297
                        2003                            4,157
                        2004                            3,958
                        2005                            3,928
                  Thereafter                           35,681
                                                      -------
                                                      $53,748
                                                      -------

         In February 2001, we executed an agreement with a third party to enter into up to $250 million worth of tax retention operating leases in connection with the line of credit discussed in Note B. We anticipate that most of our development projects over the next two years will be developed by this third party and leased through this facility. Under the related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we exercise our options, the purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the third party at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we will have no legal ownership in these properties. As of September 30, 2001, the third party has four storage centers under construction, has purchased land for construction of four additional storage centers and has two completed stores. The lease term for these properties begins upon the third party's acquisition of the land and/or property. Rent commences under the lease upon completion of construction and equals 85% of the storage center's positive monthly net operating income. For the quarter and nine months ended September 30, 2001, we paid $11,700 in lease payments on properties. In connection with these leases, we are liable for contingent residual lease guarantees totaling $34.0 million as of September 30, 2001.

NOTE J - NET INCOME PER SHARE

         The following summarizes the computation of basic and diluted net income per share for the three months ended September 30, 2001 and 2000.

                                                          WEIGHTED
(in thousands except per share                            AVERAGE         NET INCOME
date)                                    NET INCOME        SHARES         PER SHARE
                                         ----------        ------         ---------
FOR THREE MONTHS ENDED
SEPTEMBER 30, 2001
Net income                               $ 11,715
Less: preferred distributions              (4,074)
                                         --------
Basic net income                            7,641           30,369        $   0.26

Effect of dilutive stock options               --              556           (0.01)
                                         --------         --------        --------
Diluted net income                       $  7,641           30,925        $   0.25
                                         ========         ========        ========

FOR THREE MONTHS ENDED
SEPTEMBER 30, 2000
Net income                               $ 10,177
Less: preferred distributions              (2,188)
                                         --------
Basic net income                            7,989           29,748        $   0.27

Effect of dilutive stock options               --               69              --
                                         --------         --------        --------
Diluted net income                       $  7,989           29,817        $   0.27
                                         ========         ========        ========

The following summarizes the computation of basic and diluted net income per share for the nine months ended September 30, 2001 and 2000.

                                                          WEIGHTED
(in thousands except per share                            AVERAGE         NET INCOME
date)                                    NET INCOME        SHARES         PER SHARE
                                         ----------        ------         ---------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001
Net income                               $ 25,814
Less: preferred distributions             (11,024)
                                         --------
Basic net income                           14,790           30,027        $   0.49

Effect of dilutive stock options               --              346              --
                                         --------         --------        --------
Diluted net income                       $ 14,790           30,373        $   0.49
                                         ========         ========        ========


FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000
Net income                               $ 24,129
Less: preferred distributions              (6,563)
                                         --------
Basic net income                           17,566           29,493        $   0.60

Effect of dilutive stock options               --               52           (0.01)
                                         --------         --------        --------
Diluted net income                       $ 17,566           29,545        $   0.59
                                         ========         ========        ========


NOTE K - SEGMENT REPORTING

         We have two reportable segments: Same and New Stores. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. Disposed represents properties sold during 2001.

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

         Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following tables illustrate the results using the 2001 Same Store and New Store base for reportable segments as of and for the three months and nine months ended September 30, 2001 and 2000. Same Stores includes all stores acquired prior to January 1, 2000, and domestic developments opened prior to January 1, 1999. New Stores represents all stores acquired on or after January 1, 2000, and domestic developments opened on or after January 1, 1999:

(in thousands)
                                                            SAME STORES        NEW STORES        DISPOSED           TOTAL
                                                            -----------        ----------        --------           -----
THREE MONTHS ENDED
SEPTEMBER 30, 2001
Real estate operations revenue                               $  54,264         $   8,347         $      19        $  62,630
Less unconsolidated joint ventures                              (2,995)           (1,010)               --           (4,005)
                                                             ---------         ---------         ---------        ---------
Consolidated revenue                                            51,269             7,337                19           58,625
Direct operating and real estate tax expense                    15,014             3,612                16           18,642
Less unconsolidated joint ventures                                (944)             (558)               --           (1,502)
                                                             ---------         ---------         ---------        ---------
Consolidated direct operating and real estate tax
expense                                                         14,070             3,054                16           17,140
                                                             ---------         ---------         ---------        ---------
Consolidated NOI                                                37,199             4,283                 3           41,485
Indirect and leasehold expense                                   3,512             1,036                              4,548
Less unconsolidated joint ventures                                (165)             (133)               --             (298)
                                                             ---------         ---------         ---------        ---------
Consolidated indirect and leasehold expense                      3,347               903                --            4,250
                                                             ---------         ---------         ---------        ---------

Consolidated NOI after indirect and leasehold expense        $  33,852         $   3,380         $       3        $  37,235
                                                             =========         =========         =========        =========

THREE MONTHS ENDED
SEPTEMBER 30, 2000

Real estate operations revenue                               $  51,954         $   4,713         $     114        $  56,781
Less unconsolidated joint ventures                              (2,941)             (607)               --           (3,548)
                                                             ---------         ---------         ---------        ---------
Consolidated revenue                                            49,013             4,106               114           53,233
Direct operating and real estate tax expense                    14,592             2,034                75           16,701
Less unconsolidated joint ventures                                (873)             (351)               --           (1,224)
                                                             ---------         ---------         ---------        ---------
Consolidated direct operating and real estate tax
expense                                                         13,719             1,683                75           15,477
                                                             ---------         ---------         ---------        ---------
Consolidated NOI                                                35,294             2,423                39           37,756
Indirect and leasehold expense                                   3,606               620                              4,226
Less unconsolidated joint ventures                                (133)              (81)               --             (214)
                                                             ---------         ---------         ---------        ---------
Consolidated indirect and leasehold expense                      3,473               539                --            4,012
                                                             ---------         ---------         ---------        ---------


Consolidated NOI after indirect and leasehold expense        $  31,821         $   1,884         $      39        $  33,744
                                                             =========         =========         =========        =========

         (in thousands)
                                                                    SAME STORES        NEW STORES        DISPOSED           TOTAL
                                                                    -----------        ----------        --------           -----
         NINE MONTHS ENDED
         SEPTEMBER 30, 2001

         Real estate operations revenue                              $ 157,741         $  21,925         $     238        $ 179,904
         Less unconsolidated joint ventures                             (8,743)           (2,688)               --          (11,431)
                                                                     ---------         ---------         ---------        ---------
         Consolidated revenue                                          148,998            19,237               238          168,473
         Direct operating and real estate tax expense                   44,767             9,846                75           54,688
         Less unconsolidated joint ventures                             (2,771)           (1,512)               --           (4,283)
                                                                     ---------         ---------         ---------        ---------
         Consolidated direct operating and real estate tax
         expense                                                        41,996             8,334                75           50,405
                                                                     ---------         ---------         ---------        ---------
         Consolidated NOI                                              107,002            10,903               163          118,068
         Indirect and leasehold expense                                 10,411             2,776                             13,187
         Less unconsolidated joint ventures                               (463)             (319)               --             (782)
                                                                     ---------         ---------         ---------        ---------
         Consolidated indirect and lease hold expense                    9,948             2,457                --           12,405
                                                                     ---------         ---------         ---------        ---------
         Consolidated NOI after indirect and leasehold
         expense                                                     $  97,054         $   8,446         $     163        $ 105,663
                                                                     =========         =========         =========        =========

         NINE MONTHS ENDED
         SEPTEMBER 30, 2000

         Real estate operations revenue                              $ 147,123         $   9,866         $     319        $ 157,308
         Less unconsolidated joint ventures                             (8,421)           (1,503)               --           (9,924)
                                                                     ---------         ---------         ---------        ---------
         Consolidated revenue                                          138,702             8,363               319          147,384
         Direct operating and real estate tax expense                   42,674             4,636                96           47,406
         Less unconsolidated joint ventures                             (2,562)             (961)               --           (3,523)
                                                                     ---------         ---------         ---------        ---------
         Consolidated direct operating and real estate tax
         expense                                                        40,112             3,675                96           43,883
                                                                     ---------         ---------         ---------        ---------
         Consolidated NOI                                               98,590             4,688               223          103,501
         Indirect and leasehold expense                                 10,691             1,356                             12,047
         Less unconsolidated joint ventures                               (375)             (161)               --             (536)
                                                                     ---------         ---------         ---------        ---------
         Consolidated indirect and leasehold expense                    10,316             1,195                --           11,511
                                                                     ---------         ---------         ---------        ---------
         Consolidated NOI after indirect and leasehold
         expense                                                     $  88,274         $   3,493         $     223        $  91,990
                                                                     =========         =========         =========        =========


         The following table reconciles the reportable segments real estate operations revenue per the table above to consolidated total revenue for the three months and nine months ended September 30, 2001 and 2000.

         (in thousands)                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ------------------------        ------------------------
                                                      2001            2000            2001            2000
                                                      ----            ----            ----            ----
         Consolidated real estate operations        $ 58,625        $ 53,233        $168,473        $147,384
         Other                                         2,310             397           3,992           1,155
                                                    --------        --------        --------        --------
         Total revenue                              $ 60,935        $ 53,630        $172,465        $148,539
                                                    ========        ========        ========        ========

         The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months and nine months ending September 30, 2001 and 2000:

         (in thousands)                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                              ---------------------------         ---------------------------
                                                                 2001              2000              2001              2000
                                                                 ----              ----              ----              ----
         Consolidated direct operating and real estate
         tax expense                                          $  17,140         $  15,477         $  50,405         $  43,883

         Consolidated indirect operating and
         leasehold expense                                        4,250             4,012            12,405            11,511
         Other operating expense                                  1,645                83             3,161                75
                                                              ---------         ---------         ---------         ---------
         Consolidated operating and real estate tax
         expense                                              $  23,035         $  19,572         $  65,971         $  55,469
                                                              =========         =========         =========         =========

         The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months and nine months ended September 30, 2001 and 2000.

         (in thousands)                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                              ---------------------------         ---------------------------
                                                                 2001              2000              2001              2000
                                                                 ----              ----              ----              ----
         Consolidated NOI after indirect and leasehold
         expense                                              $  37,235         $  33,744         $ 105,663         $  91,990
         Loss from other real estate investments                   (101)             (627)           (2,995)           (2,269)
         Other revenue                                            2,310               397             3,992             1,155
         Other operating expense                                 (1,645)              (83)           (3,161)              (75)
         Depreciation and amortization                          (11,530)          (10,272)          (33,612)          (29,882)
         Interest on loans                                       (9,478)           (9,425)          (28,921)          (26,204)
         General and administrative                              (1,566)           (1,242)           (4,391)           (3,730)
         Interest income and other                                2,559               946             5,315             2,559
         Minority interest                                         (229)             (160)             (642)             (585)
         Amortization of participation rights discount           (5,431)           (3,101)          (13,989)           (8,830)
         Extraordinary items                                       (409)               --            (1,445)               --
                                                              ---------         ---------         ---------         ---------
         Net income                                           $  11,715         $  10,177         $  25,814         $  24,129
                                                              =========         =========         =========         =========

NOTE L -  SUBSEQUENT EVENTS

         On October 1, 2001, we exercised our option to acquire our joint venture partner's interest in Shurgard/Fremont Partners II for $37.7 million. This payment was accounted for as a reduction in participation rights (See Note
D). On October 2, 2001, we purchased an additional 3.76% interest in Shurgard Institutional Fund LP for $1.3 million.

NOTE M - RESTATEMENT

         During November 2001, we determined that four joint venture arrangements entered into during the period from 1998 to 2000 should have been accounted for as financing arrangements from inception as discussed in Note D. These arrangements were previously consolidated and our partners' share of the ventures' operating results were reflected as minority interest (minority interest was re-characterized as third party interests in profit sharing arrangements in our 10-K/A filed on August 22, 2001). The excess of the repurchase price of the joint venture properties over the original sales price to the joint venture was capitalized in a manner similar to the acquisition of a minority interest. We also determined that we had not appropriately changed our method of accounting for the participation features included in a mortgage loan assumed in connection with the acquisition of a property in 1995 to conform to the requirements of SOP 97-1, "Accounting by Participating Mortgage Loan Borrowers". We were required to adopt the provisions of SOP 97-1 effective January 1, 1998, as a cumulative effect of a change in accounting principle. As a result, the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2000 and statement of cash flows for the nine months ended September 30, 2000 have been restated. A summary of the significant effects of the restatement is as follows:

                                                                         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                                                   2000                            2000
                                                                         -------------------------       -------------------------
                                                                       AS PREVIOUSLY                   AS PREVIOUSLY
                                                                         REPORTED      AS RESTATED       REPORTED       AS RESTATED
                                                                         ---------       ---------       ---------       ---------
REVENUE:
Rental                                                                   $  51,949       $  53,233       $ 145,774       $ 147,384
Total revenue                                                               52,346          53,630         146,930         148,539

EXPENSES:
Operating                                                                   14,362          15,245          41,475          42,572

Depreciation and amortization                                               10,324          10,272          30,019          29,882
Total expenses                                                              30,882          31,713          90,390          91,350

Income from operations                                                      21,464          21,917          56,540          57,189
Interest on loans                                                           (8,171)         (9,425)        (23,038)        (26,204)

Amortization of participation rights                                            --          (3,101)             --          (8,830)
Third party interest in profit sharing arrangements                            708              --           3,923              --
Interest income and other
Other income (expense), net                                                 (6,517)        (11,580)        (16,556)        (32,475)

Income before cumulative effect of a change in accounting principle         14,787          10,177          39,399          24,129
Net Income                                                               $  14,787       $  10,177       $  39,399       $  24,129

Net income per common share

Basic net income per share                                               $    0.42       $    0.27       $    1.11       $    0.60
                                                                         =========       =========       =========       =========
Diluted net income per share                                             $    0.42       $    0.27       $    1.11       $    0.59
                                                                         =========       =========       =========       =========

Reports on Form 10Q/A for the quarters ending March 31 and June 30, 2001 will also be restated and filed soon to reflect the impact of the changes in accounting discussed above on those quarters. A summary of the significant effects of the restatement is as follows:

                                                                  AT JUNE 30,
                                                         -----------------------------
                                                                     2001
                                                         -----------------------------
                                                        AS PREVIOUSLY
(in thousands)                                             REPORTED        AS RESTATED
                                                         -----------       -----------
Land                                                     $   253,121       $   249,917
Buildings and equipment, net                                 856,813           835,199
Total assets                                               1,248,663         1,223,926
Accounts payable and other liabilities                        38,635            38,117
Participation rights, net of discount                             --            82,534
Third party interest in profit sharing arrangements           49,569                --
Total liabilities                                            528,699           561,146
Accumulated net income less distributions                    (90,672)         (146,879)
Accumulated other comprehensive income                           148              (829)
Total liabilities and shareholders' equity                 1,248,663         1,223,926

                                    FOR THE THREE             FOR THE THREE              FOR THE SIX               FOR THE SIX
                                     MONTHS ENDED              MONTHS ENDED              MONTHS ENDED              MONTHS ENDED
                                       JUNE 30,                  JUNE 30,                   JUNE 30,                 JUNE 30,
                                         2000                      2001                      2000                      2001
                               ----------------------    ----------------------    ----------------------    ----------------------
                                   AS                        AS                        AS                        AS
                               PREVIOUSLY       AS       PREVIOUSLY       AS       PREVIOUSLY       AS       PREVIOUSLY       AS
                                REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED
                                --------     --------     --------     --------     --------     --------     --------     --------
REVENUE:
Real estate operations          $ 49,058     $ 49,384                               $ 93,825     $ 94,151
Total revenue                     49,430       49,756                                 94,584       94,909

EXPENSES:
Operating                         14,242       14,578                                 27,113       27,332     $ 33,056     $ 33,051
Depreciation
  and amortization                 9,792        9,747     $ 11,118     $ 10,942       19,695       19,611       22,335       22,082
Total expenses                    30,440       30,731       36,142       35,966       59,509       59,643       70,995       70,737
Income from operations            18,990       19,025       22,255       22,431       35,075       35,266       40,535       40,793
Interest on loans                 (7,900)      (8,870)                               (14,867)     (16,779)
Amortization of
  participation rights                --       (2,942)          --       (4,218)          --       (5,729)          --       (8,468)
Third party interest
  in profit sharing
  arrangements                     1,598           --        1,592           --        3,215           --        3,780           --
Interest income and other                                    1,005          905        1,614        1,618        3,046        2,756
Other income (expense), net       (5,461)     (10,971)      (6,205)     (12,115)     (10,038)     (20,890)     (12,617)     (25,155)
Income before
  extraordinary item              13,313        7,838       15,696        9,962       24,612       13,951       27,415       15,135
Net Income                      $ 13,313     $  7,838     $ 15,696     $  9,962     $ 24,612     $ 13,951     $ 26,379     $ 14,099

Net income per common share
Basic net income per share      $   0.38     $   0.19     $   0.39     $   0.20     $   0.69     $   0.32     $   0.65     $   0.24
                                ========     ========     ========     ========     ========     ========     ========     ========
Diluted net income per share    $   0.38     $   0.19     $   0.38     $   0.19     $   0.69     $   0.32     $   0.64     $   0.24
                                ========     ========     ========     ========     ========     ========     ========     ========


                                                                      AT MARCH 31,
                                                            --------------------------------
                                                                          2001
                                                            --------------------------------
                                                           AS PREVIOUSLY
(in thousands)                                                REPORTED           AS RESTATED
                                                            -----------          -----------

Buildings and equipment, net                                $   862,457          $   837,463
Total assets                                                  1,256,253            1,231,440
Accounts payable and other liabilities                           40,980               40,462
Participation rights liability, net of discount                      --               76,590
Third party interest in profit sharing arrangements              49,430                   --
Total liabilities                                               533,461              560,103
Accumulated net income less distributions                       (86,742)            (137,214)
Accumulated other comprehensive income                              147                 (836)
Total liabilities and shareholders' equity                    1,256,253            1,231,440

                                                             FOR THE THREE MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,                          MARCH 31,
                                                                        2000                               2001
                                                            --------------------------          --------------------------
                                                          AS PREVIOUSLY                       AS PREVIOUSLY
                                                            REPORTED         AS RESTATED        REPORTED        AS RESTATED
                                                            --------          --------          --------          --------
REVENUE:
Real estate operations
Total revenue

EXPENSES:
Operating                                                   $ 12,876          $ 12,754          $ 15,987          $ 15,982
Depreciation and amortization                                  9,902             9,864            11,217            11,140
Total expenses                                                28,178            28,018            33,425            33,343
Income from operations                                        16,081            16,241            18,280            18,362
Interest on loans                                             (6,967)           (7,909)
Amortization of participation rights                              --            (2,788)               --            (4,250)
Third party interest in profit sharing arrangements            1,617                --             2,188                --
Interest income and other                                         --                --             2,041             1,851
Other income (expense), net                                   (4,573)           (9,920)           (6,412)          (13,040)
Minority interest                                                 --                --
Income before extraordinary item                              11,299             6,112            11,719             5,173
Early extinguishment of debt                                      --                --
Net Income                                                  $ 11,299          $  6,112          $ 10,683          $  4,137

Net income per common share
Basic net income per share                                  $   0.31          $   0.13          $   0.26          $   0.04
                                                            ========          ========          ========          ========
Diluted net income per share                                $   0.31          $   0.13          $   0.26          $   0.04
                                                            ========          ========          ========          ========

PART I, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for the three months and the nine months ended September 30, 2000 and also includes a summary of the impact of the restatement on the condensed consolidated financial statements for the quarters ended March 31 and June 30, 2001 which will be restated and filed soon. See Note M to the unaudited condensed consolidated financial statements for a discussion of this matter.

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

INTERNAL GROWTH

            The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following tables summarize Same Store operating performance for the third quarter and first nine months of 2001 and 2000:

                               SAME STORE RESULTS

(dollars in thousands except average rent)                               THREE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------------------------------
                                                                2001                       2000            % CHANGE
                                                             -----------               -----------         ---------
Real estate operations revenue                               $    54,264               $    51,954               4.5%
Direct operating and real estate tax expense(1)                   15,014                    14,592               2.9%
                                                             -----------               -----------
NOI                                                               39,250                    37,362               5.1%
Lease hold expense                                                   275                       256               7.4%
Indirect operating expense (2)                                     3,237                     3,350               -3.4%
                                                             -----------               -----------
NOI after indirect and leasehold expense                     $    35,738               $    33,756               5.9%
                                                             ===========               ===========
Avg. annual rent per sq. ft. (3)                             $     11.47               $     10.97               4.6%
Avg. sq. ft. occupancy                                                88%                       89%
Total net rentable sq. ft                                     19,700,000                19,700,000

No. of properties                                                    304                       304

1. Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.

2. Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting; it does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

3. Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

            Same Store revenue in the third quarter increased 4.5% over the same quarter in 2000. Rental revenue gains were primarily a function of a 4.6% increase in rental rates. Occupancy decreased one half of one percentage point from 88.8% to 88.3% from the same quarter in 2000. Increases in retail sales, administrative fees and other income contributed $300,000 to revenue increases from third quarter 2000 to third quarter 2001.

            In an effort to accelerate Same Store growth, during 2000 we implemented a number of sales initiatives that included direct sales, commercial accounts and e-commerce. The impact of these initiatives on Same Store revenue was not realized upon implementation, but rather gradually over 2000. We are using Same Store revenue growth and occupancy increases as the primary measure of these initiatives success. Since June of 1999 we had increased revenue growth from 3.8% to 8.4% in June 2001 year over year when measured for the quarter. During the second quarter of 2001 we aggressively pushed rates and have seen some price sensitivity resulting in revenue growth for the third quarter of 4.5% over the third quarter of 2000. Historically, average occupancy for the third quarter has been one half to two percentage points higher than average occupancy for the second quarter. The increase in occupancy for the third quarter of 2001 was within this range. However, throughout the third quarter our occupancy levels each month have been slightly below 2000 levels ending September 2001 at one half of one percent below the same month last year. Based on these results, we will continue to evaluate our direct sales and e-commerce initiatives during the fourth quarter of 2001. We will continue to monitor and react to factors influencing occupancy rates, including the results of our marketing and sales initiatives, changes in general economic conditions, and the impact of rate increases. If the average occupancy results reflected in the second and third quarters continue, we anticipate NOI growth will be in the 6-7% range for the fourth quarter of 2001.

            Direct property operating expenses increased 2.9% in 2001 as compared to 2000 primarily due to increased marketing and sales. As reported previously, we expect our year over year expense growth for the last half of the year to be in the 2 to 4% range. The decrease in indirect costs is the result of including certain costs in direct operating expense that previously were included in indirect expense.

                               SAME STORE RESULTS

(dollars in thousands except average rent)                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------------------------------
                                                                     2001                      2000             % CHANGE
                                                                 -----------               -----------         ----------
Rental revenue                                                   $   157,741               $   147,123               7.2%

Direct operating and real estate tax expense (1)                      44,767                    42,674               4.9%
                                                                 -----------               -----------
NOI                                                                  112,974                   104,449               8.2%
Lease hold expense                                                       806                       785               2.7%
Indirect operating expense (2)                                         9,605                     9,906               -3.0%
                                                                 -----------               -----------
NOI after indirect and leasehold expense                         $   102,563               $    93,758               9.4%
                                                                 ===========               ===========
Avg. annual rent per sq. ft. (3)                                 $     11.35               $     10.75               5.6%
Avg. sq. ft. occupancy                                                    87%                       86%
Total net rentable sq. ft.                                        19,700,000                19,700,000
No. of properties                                                        304                       304

1. Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.

2. Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting; it does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

3. Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

            Same store revenue for the first nine months of 2001 rose 7.2% over the same period last year primarily due to rent increases, as well as occupancy increases. Increases in retail sales, administrative fees, and other income of approximately $1.2 million for the first nine months of 2001 over the first nine months of 2000 contributed to revenue gains. Direct operating expenses for the first nine months of 2001 increased 4.9% due to increases in real estate taxes due to higher assessments, and increased marketing expenditures related to our new initiatives, which were ramping up during 2000.

            In addition to the increase in direct property operating expenses that are included in NOI, indirect operating expenses decreased 3.0% for the nine months ended September 30, 2001 compared to the previous year. An increase of marketing, information technology and indirect operations management costs necessary to carry out the initiatives implemented during 2000 are offset by a reclassification of certain indirect costs that are now included in direct operating expense, as well as the allocation of fixed costs over a greater number of stores.

                                NEW STORE RESULTS

            Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating for a full two years as of January 1 of the current year.

NEW STORE RESULTS

(dollars in thousands except average rent)

                                                        FOR THREE MONTHS ENDED                     FOR NINE MONTHS ENDED
                                                              SEPTEMBER 30,                             SEPTEMBER 30,
                                                      ----------------------------              ----------------------------
                                                       2001                  2000                2001                 2000
                                                      -------              -------              -------              -------
Real estate operations revenue                        $ 8,347              $ 4,713              $21,925              $ 9,866
Direct operating and real estate tax
expense (1)                                             3,612                2,034                9,846                4,636
                                                      -------              -------              -------              -------
NOI                                                     4,735                2,679               12,079                5,230
Lease hold expense                                        386                  193                1,003                  346
Indirect operating expense (2)                            650                  427                1,773                1,010
                                                      -------              -------              -------              -------

NOI after indirect and leasehold expense              $ 3,699              $ 2,059              $ 9,303              $ 3,874
                                                      =======              =======              =======              =======

No. of properties                                          65                   42                   65                   42
No. of property months (3)                                182                  116                  505                  279

1. Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.

2. Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting; it does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

3. Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

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

                              DOMESTIC ACQUISITIONS

            During the first nine months of 2001, we acquired five additional storage centers in the following locations: one in Illinois, one in Florida, two in Southern California, and one in Northern California totaling 345,000 net rentable square feet. Two of these storage centers were acquired through a lease of the building and land. Additionally, two of these storage centers were purchased at the end of September and did not contribute to NOI for the third quarter.

(dollars in thousands except average rent)

                                                   THREE MONTHS
                                                      ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30, 2001          SEPTEMBER 30, 2001
                                                    ----------                 ----------
RESULTS FOR 2001 ACQUISITIONS (1)
Real estate operations revenue                      $      422                 $      781
Direct operating and real estate tax
expense (2)                                                185                        263
                                                    ----------                 ----------
NOI                                                        237                        518
Leasehold expense                                          161                        351
Indirect operating expense (3)                              29                         46
                                                    ----------                 ----------
NOI after indirect and leasehold
expense                                             $       47                 $      121
                                                    ==========                 ==========

Avg. annual rent per sq. ft.(4)                     $    12.64                 $    11.81
Avg. sq. ft. occupancy                                      53%                        62%
Total net rentable sq. ft                              345,000                    345,000
Number of properties                                         5                          5
Number of property-months                                    8                         13

1. Table includes the total operating results of each store regardless of our ownership interest in that store.

2. Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.

3. Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting; it does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

4. Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

            During 2000, we purchased seven storage centers totaling 368,000 net rentable square feet for a total cost of $24.9 million (including the cost associated with the related non-competition agreements). One of these properties is located in California and six are located in Texas.

(dollars in thousands except average rent)

                                                         THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                                 SEPTEMBER 30,
                                                  -------------------------------               -------------------------------
RESULTS FOR 2000 ACQUISITIONS (1)                   2001                   2000                   2001                   2000
                                                  --------               --------               --------               --------
Real estate operations revenue                    $  1,040               $    672               $  2,932               $  1,029
Direct operating and real estate tax
expense (2)                                            375                    200                  1,035                    283
                                                  --------               --------               --------               --------
NOI                                                    665                    472                  1,897                    746
Leasehold expense                                       --                     --                     --                     --
Indirect operating expense (3)                          77                     50                    224                     68
                                                  --------               --------               --------               --------
NOI after indirect and leasehold
expense                                           $    588               $    422               $  1,673               $    678
                                                  ========               ========               ========               ========

Avg. annual rent per sq. ft. (4)                  $  11.38               $  10.01               $  11.19               $  10.68
Avg. sq. ft. occupancy                                  93%                    83%                    88%                    81%
Total net rentable sq. ft.                         368,000                368,000                368,000                368,000
Number of properties                                     7                      7                      7                      7
Number of property-months                               21                     14                     63                     19
Purchase Price                                                                                  $ 24,870

1. Table includes the total operating results of each store regardless of our ownership interest in that store.

2. Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.

3. Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting; it does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

4. Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

            Increases in revenue and NOI for the third quarter and nine months ended September 30, 2001 reflect the increase in the number of stores as compared to prior year periods. Increases in occupancy over the prior periods reflect the acquisitions of stores that were in rent up at acquisition. For the one month ended September 30, 2001, these acquisitions had net operating income of $226,000 which represents 92.0% of projected monthly NOI at maturity. The yield for these 2000 acquisitions is 10.17% (calculated as actual net operating income for the first nine months of 2001, annualized, divided by the purchase price) and is expected to increase as the newly acquired stores improve.

            Additionally, we have an agreement with a California developer under which it purchases sites in Southern California and constructs storage centers on them according to our specifications. Upon completion of the rent up period, the storage centers are purchased by a joint venture. Prior to such purchase, we have no ownership in the properties and, accordingly, they are not included in any discussions of operating results under SEGMENT PERFORMANCE. The developer's interest in the joint venture is based on a predetermined formula and the current value of each property at the time of purchase. During the fourth quarter of 1999, the joint venture purchased one of the completed storage centers for $3.1 million; during the second quarter of 2000, the joint venture purchased one additional storage center for $11.0 million; and during the third quarter 2001, the joint venture purchased two additional storage centers for $13.4 million. At September 30, 2001, this developer had one property under construction in connection with this agreement, land purchased pending construction for one property and one completed store in rent up. For the quarter and nine months ended September 30, 2001, we recognized approximately $270,000 and $770,000 in earnings from the joint venture, which represents 76.6% and 78.1%, respectively, of joint venture earnings. For a further discussion of this agreement, see our 2000 Annual Report on Form 10-K/A. At September 30, 2001, we had guaranteed $15.5 million in outstanding debt for three properties related to this agreement and may guarantee additional amounts as future properties are developed.

                              DOMESTIC DEVELOPMENT

            We or our joint venture partners opened seven domestic storage centers during the first nine months of 2001, and, when all phases are complete, these projects will total approximately 430,202 net rentable square feet with an estimated total cost of $28.8 million.

            We, or our joint venture partners, opened 21 domestic storage centers in 2000, and, when all phases are complete, these 21 projects will total approximately 1.3 million net rentable square feet with an estimated total cost of $98.3 million. Three of these storage centers were developed through our Tennessee and Florida joint ventures and 18 were contributed to CCP/Shurgard Venture, LLC (CCP/Shurgard). (For a further discussion of CCP/Shurgard, see DEVELOPMENT FINANCING ARRANGEMENTS in our 2000 Annual Report on Form 10-K/A). These 2000 developments together generated $724,000 and $1,269,000 in net operating income for the third quarter and the first nine months of 2001, respectively. For the month of September 2001, these developments had NOI of $287,000, which represents 28.5% of projected monthly NOI at maturity, and averaged 52% occupancy. The operating results of these 2000 developments are included in the New Store Results in the previous section. Of these 21 storage centers, nine opened in December 2000 and two in October 2000, and, therefore, were in early rent-up stages in the first nine months of 2001.

            We, or our joint venture partners, opened 21 domestic storage centers in 1999. When all phases are complete, these 21 projects will total approximately 1.5 million net rentable square feet with an estimated total cost of $113.5 million. Six of these storage centers were developed through our Florida joint ventures, three were contributed to CCP/Shurgard and nine were contributed to Shurgard/Fremont Partners II (see DEVELOPMENT FINANCING ARRANGEMENTS in our 2000 Annual Report on Form 10-K/A). These 1999 developments together generated $2,623,000 and $6,886,000 in net operating income for the third quarter and the first nine months of 2001, respectively. For the month of September 2001, these developments together generated $903,000 in net operating income, which represents 79.3% of projected monthly NOI at maturity, and averaged 79% occupancy. The operating results of these 1999 developments are included in the New Store Results in the previous section.

            In addition to the completed developments discussed above, we had 2 storage centers under construction as of September 30, 2001. As a general rule, to limit the risks of development, we do not purchase land until the permitting process is complete. Construction usually begins shortly after we obtain title to the land. We currently anticipate opening 8-9 domestic developments by the end of 2001. Additionally, we anticipate that 8-12 developments will be completed during 2001 by a third party pursuant to a lease agreement (See DEVELOPMENT FINANCING ARRANGEMENTS). The actual number of projects could be reduced by various conditions both within and beyond our control such as the risk that new developments could be delayed or reduced by zoning and permitting requirements, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, and the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses. For a further discussion of these risks, see our 2000 Annual Report on Form 10-K/A. The following table summarizes domestic development projects in progress at September 30, 2001.

                                         Number                     Estimated
                                           of                   Completed Cost of                   Total Cost to Date as of
                                        Projects                 Projects (1)(2)                      September 30, 2001(1)
                                        --------              -------------------                   ------------------------
CONSOLIDATED DEVELOPMENTS:
    Construction in progress                 2                $    10.1   million                   $          9.7   million

1. Table includes 100% of the costs of projects regardless of our ownership percentage.

2. The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 2000 Annual Report on Form 10-K/A.

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

            In February 2001, we executed an agreement with a third party to enter into up to $250 million worth of tax retention operating leases in connection with the line of credit discussed in Note B. We anticipate that most of our development projects over the next two years will be developed by this third party and leased through this facility. Under the related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we exercise our options, the purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the third party at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we will have no legal ownership in these properties. As of September 30, 2001, the third party has four storage centers under construction, has purchased land for construction of four additional storage centers and has two completed stores. The lease term for these properties begins upon the third party's acquisition of the land and/or property. Rent commences under the lease upon completion of construction and equals 85% of the storage center's positive monthly net operating income. For the quarter and nine months ended September 30, 2001, we paid $11,700 in lease payments on properties. In connection with these leases, we are liable for contingent residual lease guarantees totaling $34.0 million as of September 30, 2001.

      On January 30, 2001, we exercised our option to acquire our joint venture partner's interest in Shurgard/Fremont Partners I for $27.7 million. This payment was accounted for as a reduction in participation rights (See Note D). Additionally, we repaid the partnership's outstanding mortgage financing of approximately $45.0 million. On July 19, 2001, we exercised our option to acquire our joint venture partner's interest in Shurgard/K&S I, LLC for $4.1 million. This payment was accounted for as a reduction in participation rights (See Note D). Additionally, we repaid the partnerships outstanding mortgage financing of approximately $6.5 million.

      On September 28, 2001, we repaid the outstanding mortgage financing of approximately $62.3 million for Shurgard/Fremont Partners II. On October 1, 2001, we exercised our option to acquire our joint venture partner's interest in Shurgard/Fremont Partners II for $37.7 million. This payment was accounted for as a reduction in participation rights (See Note D).

EUROPEAN OPERATIONS

      As of September 30, 2001, SSC Benelux & Co., SCA (Benelux SCA), in which we have a 7.57% equity position, was operating in Belgium, Sweden, France, the Netherlands, the United Kingdom and Denmark. For a detailed discussion of this investment, see EUROPEAN OPERATIONS in our 2000 Annual Report on Form 10-K/A.

      Our portion of FFO losses was $286,000 and $261,000 for the quarters ended September 30, 2001 and 2000, and $1,041,000 and $736,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in FFO is a one-time write off of unusual development expenses in the second quarter of 2001 of approximately $90,000. In order to take advantage of the investment opportunity, Benelux SCA is accelerating its expansion rate in Europe. Although the operations of existing stores are improving, this expansion will produce losses for the next three to four years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of European operations are not consolidated in our financial statements, but rather our interest is accounted for under the equity method of accounting.

            The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

European Business Summary

            Since 1992, Benelux SCA has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. European consumers tend to live in more crowded population densities and smaller living spaces that make self storage an attractive option. As of September 30, 2001, Benelux SCA had 57 storage centers operating in six countries. Benelux SCA opened its first store in Denmark during this quarter. The following tables include certain financial and operating information that illustrates the performance and growth of Benelux SCA.

SUMMARY OF EUROPEAN PROPERTIES:

                         Number of          Total Net                                                               Sept. 30, 2001
                            Open           Rentable Sq.       Estimated Total     Occupancy            Rates            % Rate
                         Properties           Ft. (1)            Cost (1)            (2)              (2)(3)         Increases (4)
                         ----------           -------            --------            ---              ------         -------------
COUNTRY:
Belgium                     14                 855,000       $ 46.7 million          83%              $11.33              4%
France                      14                 757,000         52.7 million          80%              $19.78              2%
Netherlands                 10                 568,000         43.0 million          85%              $15.08             11%
Sweden                      12                 711,000         45.6 million          78%              $17.15             10%
Denmark                      1                  60,000          5.3 million
United Kingdom               6                 323,000         42.9 million          66%              $24.50              4%
                            --               ---------       ------
                            57               3,274,000       $236.2 million

1. Total net rentable square feet and estimated total cost when all phases are complete.

2.    Includes stores that have been operating more than 12 months.

3. Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

4.    In the respective local currencies.

CERTAIN FINANCIAL DATA OF BENELUX SCA

                                       Quarter Ended September 30,
                                ----------------------------------------
                                     2001                       2000
                                --------------            --------------
Total Revenue                     $7.2 million              $4.0 million
Total Assets                    $318.6 million            $201.4 million
Total Bank Debt (1)             $248.1 million            $159.7 million

(1) Includes unsecured debt between Benelux SCA and affiliate of $94.3 and $84.1 million as of September 30, 2001 and 2000, respectively.

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

European Same Store Operations

            The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined for the quarter and nine months ended September 30, 2001 and September 30, 2000.

(dollars in thousands except average rent)(1)

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                ----------------------------------------------
                                                  2001                 2000             % CHANGE
                                                --------             --------            -----
Real estate operations revenue                  $  2,765             $  2,368             16.8%
Direct operating and real estate tax
expense (2)                                          793                  769              3.1%
                                                --------             --------
NOI                                                1,972                1,599             23.3%
Leasehold expense                                    125                  117              6.8%
Indirect operating expense (3)                       564                  712            -20.8%
                                                --------             --------
NOI after indirect and leasehold
expense                                         $  1,283             $    770             66.6%
                                                ========             ========

Avg. annual rent per sq.ft. (4)                 $  13.00             $  12.70              2.4%
Avg. sq.ft. occupancy                                 86%                  77%
Total net rentable sq.ft                         934,000              934,000
No. of properties                                     16                   16

1. Amounts have been translated from local currencies using the average exchange rate for 2001.

2. Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.

3. Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

4. Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(dollars  in thousands except average rent)(1)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------------------
                                                  2001                 2000             % CHANGE
                                                --------             --------             -----
Real estate operations revenue                  $  7,865             $  6,618              18.8%
Direct operating and real estate tax
expense (2)                                        2,308                2,389             -3.4%
                                                --------             --------
NOI                                                5,557                4,229              31.4%
Leasehold expense                                    375                  352               6.5%
Indirect operating expense (3)                     1,673                2,138             -21.8%
                                                --------             --------
NOI after indirect and leasehold
expense                                         $  3,509             $  1,739             101.8%
                                                ========             ========

Avg. annual rent per sq.ft. (4)                 $  13.00             $  12.60               3.2%
Avg. sq.ft. occupancy                                 84%                  73%
Total net rentable sq.ft                         934,000              934,000
No. of properties                                     16                   16

1. Amounts have been translated from local currencies using the average exchange rate for 2001.

2. Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.

3. Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

4. Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

            In the third quarter of 2001, when translated at constant exchange rates, revenue increased 16.8%

(primarily resulting from increases in occupancy). The increase in rental revenue for these stores is a result of a 9 percentage point increase in occupancy and a 2.4% increase in rates. Revenue growth in US dollars, when translated at the applicable average period rates, was limited to 14.7% due to a change in currency exchange rates from the third quarter of 2000 to the same period in 2001. Decreases in indirect operating expense are the result of spreading certain fixed costs over more stores as our European network expands.

            Included in the revenue increase in the Same Store tables above are five stores that opened in December of 1999 and were still in the rent-up stage during 2000. Excluding the impact of these stores, rental revenue increased 16% resulting from an increase in average rental rate of 8%, a 3% increase in average occupancy and non-recurring revenue. The increase in revenue excluding these non-recurring revenues amounts to 12%. In addition, as of September 30, 2001, average annual rent per square foot was $15.45 and occupancy was 93%.

European Development

            The following table summarizes European developments by country in U.S. dollars:

                                                             Total net Rentable Sq. Ft.
                           Number of        Estimated Total     when all phases are
                           Properties           Cost (1)              complete
                           ----------           --------              --------
OPENED IN 2001
France                          3            $13.7 million             172,000
United Kingdom                  1             $7.1 million              49,000
Netherlands                     4            $16.0 million             222,000
Sweden                          1             $4.1 million              51,000
Denmark                         1             $5.3 million              60,000


OPENED IN 2000
France                          7            $29.1 million             407,000
United Kingdom                  2            $15.5 million              95,000
Netherlands                     5            $21.5 million             284,000
Belgium                         3            $10.3 million             186,000
Sweden                          2             $7.9 million             123,000


OPENED IN 1999
Belgium                         2             $5.4 million             137,000
France                          1             $3.4 million              54,000
Netherlands                     1             $5.5 million              61,000
Sweden                          5            $19.0 million             282,000
United Kingdom                  3            $20.2 million             179,000

(1) The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see DOMESTIC DEVELOPMENT.

            During the first nine months of 2001, Benelux SCA opened 10 storage centers with an estimated total cost of $46.2 million and net rentable square feet of 554,000 when all phases are complete.

            The 19 storage centers opened in 2000 have an estimated total cost of $84.3 million and net rentable square feet of 1.1 million when all phases are complete. The average occupancy at the end of September 2001 was 57% after an average of 12 months of operations. These storage centers generated $980,000 and $1,041,000 of NOI for the third quarter and nine months ended September 30, 2001 as these stores achieved break even in the course of the second quarter.

            The 12 storage centers opened during 1999 had an average occupancy of 70% after an average of 23 months of operations and together generated $1,135,000 and $2,702,000 of NOI for the third quarter and the nine months ended September 30, 2001. For the month of September 2001, net operating income for these developments represented 63% of projected monthly NOI at stabilization (as measured in the relevant local currency).

            In addition to the above completed developments, Benelux SCA currently has another 17 storage centers under construction. The following table summarizes European development projects in progress at September 30, 2001:

                                                                     Total Cost to
                                             Estimated                Date as of
                          Number of      Completed Cost of           September 30,
                          Projects          Projects (1)                  2001
                          --------          ------------                  ----
NEW DEVELOPMENTS
Construction in Progress
Belgium                       1             $2.7 million             $0.9 million
France                        4            $18.5 million             $9.2 million
Sweden                        6            $24.3 million            $11.0 million
Netherlands                   4            $13.1 million             $5.9 million
United Kingdom                1             $9.0 million             $5.3 million
Denmark                       1             $3.9 million             $1.6 million

            The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions and problems with subcontractors or contractors. For a further discussion of events that could impact this estimate, see our 2000 Annual Report on Form 10-K/A.

            In the current state of the European self storage market, we believe that a strategy of growth through development will result in higher returns over the long term. However, as discussed earlier, this expansion and development strategy creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion, see DOMESTIC DEVELOPMENT in our 2000 Annual Report on Form 10-K/A.

OTHER REAL ESTATE INVESTMENTS

            The following table shows income (loss) from unconsolidated real estate investments for the third quarter and nine months ended September 30, 2001 and 2000. All income and loss amounts reflect our pro rata ownership percentage.

INCOME (LOSS) FROM OTHER REAL ESTATE INVESTMENTS
       (dollars in thousands)

                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                           SEPTEMBER 30,                          SEPTEMBER 30,
                                   ---------------------------             ---------------------------
                                    2001                2000                 2001                2000
                                   -------             -------             -------             -------
Containerized storage              $    --             $  (354)            $(1,679)            $(1,353)
Unconsolidated joint
ventures                               (46)               (315)               (933)             (1,070)
Participating Mortgages                400                 436               1,144               1,250
European Operations                   (455)               (394)             (1,527)             (1,096)
                                   -------             -------             -------             -------
     Total                         $  (101)            $  (627)            $(2,995)            $(2,269)
                                   -------             -------             -------             -------

                              Containerized Storage

            As discussed in our 2000 Annual Report on Form 10-K/A, we have invested in Shurgard Storage To Go, Inc., (STG) a containerized storage business. This start-up venture is a taxable REIT subsidiary and is subject to corporate level tax. In June 2001, we purchased all of the issued and outstanding shares of STG and converted the note receivable to equity. As a result of this transaction, as of September 30, 2001, our gross investment in STG was $22.1 million. We began consolidating STG in our financial statements as of the date of the purchase of the shares. Operating results prior to the purchase of voting stock is accounted for under the equity method.

            Our unconsolidated pro rata losses for STG for the six months ended June 30, 2001 and 2000, respectively, are $1,679,000 and $999,000. Beginning June 30, 2001, STG is consolidated in our financial statements. The amounts in other real estate investments include the six months of operations prior to our purchase of 100% of STG. Unconsolidated Joint Ventures Pursuant to our affiliation agreements with two storage operators, we have entered into 25 joint ventures in which our economic interests range from 50% to 90%. As of September 30, 2001, we had invested a total of $24.3 million in these joint ventures. For the nine months ended September 30, 2001, our pro rata portion of joint venture losses totaled $933,000 ($905,000 of income before depreciation and amortization) including a $142,000 loss on disposition of land. Losses from new properties added during the previous and current year offset earnings from stabilized properties. Our pro rata portion of losses for these joint ventures totaled $1,070,000 ($494,000 of loss before depreciation and amortization) for the nine months ended September 30, 2000. We have guaranteed certain joint venture loans totaling $19.7 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions elsewhere in this Quarterly Report on Form 10-Q (Same Stores, Domestic Acquisitions or Domestic Development) under SEGMENT PERFORMANCE.

                             Participating Mortgages

            We have $13.0 million invested in three participating mortgage loans. All three mortgages are non-recourse to the borrower, bear interest at 8% per annum and mature in January 2005. These loans are secured by real estate, including four storage centers and office/warehouse space. We receive contingent interest payments from the mortgaged properties equal to 50% of both operating cash flow and distributions from the gain on sale of real property, as defined. We have given notice that we intend to exercise our options to purchase the underlying properties in January 2002. The estimated purchase price of these properties is $4.5 million, net of mortgage repayment.

CONSOLIDATED STATEMENT OF INCOME

            Income before extraordinary item increased 19.0% over the prior year quarter and 13.5% over the first nine months of the prior year. Income from real estate operations rose 10.1% from third quarter 2000 to 2001 and 14.3% from the first nine months of 2000 to 2001. Operating expense rose 15.5% from third quarter 2000 to 2001, and 19.0% from the first nine months of 2000 to 2001. Included in operating expenses are internal acquisition costs and development expenses related to discontinued efforts of $56,000 and $387,000 for third quarter 2001 and 2000, and $575,000 and $264,000 for the first nine months of 2001 and 2000, respectively. Additionally, development and acquisition expense of $1.2 million was incurred in the third quarter and $2.2 million year-to date in connection with our role as construction manager under the Tax Retention Operating Lease Agreements (See discussion of other revenue below). Due to the consolidation of STG in our financial statements beginning June 30, 2001, operating expenses increased $1.3 million. All other operating expenses are included in NOI after indirect operating and leasehold expense and are discussed in SEGMENT PERFORMANCE. Real estate tax expense rose 25.5% from third quarter 2000 to 2001 and 18.8% from the first nine months of 2000 to 2001.

            Depreciation and amortization increased 12.3% from third quarter 2000 to 2001, and 12.5% from the first nine months 2000 to 2001. This increase reflects the increased number of stores included in our consolidated financial statements over the same period of time.

            Consolidated general and administrative expenses rose 26.1% from third quarter 2000 to 2001, and 17.7% from first nine months 2000 to 2001 primarily due to increases in personnel and information technology expenses that are primarily related to our growth, as well as increased legal costs incurred in connection with investing and financing transactions. Additionally, we have accrued a one-time charge of $100,000 for earthquake damage incurred in the first quarter. As a percentage of rental revenue, these expenses increased from 2.3% to 2.7% for third quarter 2000 to 2001, and increased from 2.5% to 2.6% for the first nine months of 2000 to 2001.

            Other revenue increased $1.9 million from third quarter 2000 and $2.8 million from the first nine months of 2000 due to an increase in development fees from a third party in connection with the Tax Retention Operating Lease Agreements (See DEVELOPMENT FINANCING ARRANGEMENTS) and the consolidation of STG in our financial statements beginning June 30, 2001. Loss from other real estate investments is discussed in the section OTHER REAL ESTATE INVESTMENTS.

            Interest income and other rose $1.6 million from third quarter 2000 to 2001, and $2.8 million from the first nine months of 2000 to 2001. Increases relate to interest income earned on our loan to STG which was converted to equity in June 2001, as well as approximately $0.5 million of interest earned on the investment of proceeds from the bond offering and preferred stock offering that we held for approximately six weeks until payment of the $122.6 million debt on March 31, 2001 (see discussion under OTHER REAL ESTATE INVESTMENTS and LIQUIDITY AND CAPITAL RESOURCES). In addition, gain on the sale of one operating property during the third quarter of approximately $2 million is included in this amount.

            Interest expense consists of two components: interest on loans and amortization of participation rights discount. Interest on loans increased $53,000 from third quarter 2000 to 2001, and $2.7 million from the first nine months of 2000 to 2001 due to an increase in the average outstanding debt balance during the period. This rise results from increased debt from the bond offering in February 2001, as well as new mortgage debt to fund development for CCP/Shurgard. In January 2001, we paid off the $45 million mortgage note in connection with Shurgard/Fremont Partners I, and on March 31, 2001, we paid off a $122.6 million note payable. In connection with the early extinguishment of this loan, we incurred $1,036,000 of expense. The net effect of the new bonds and the repayment of these loans on first quarter interest expense was approximately $1.0 million. On July 19, 2001, we repaid an outstanding mortgage financing of approximately $6.5 million related to Shurgard/K&S I, LLC. On September 28, 2001, we paid off a $62.3 million mortgage note in connection with Shurgard/Fremont Partners II. In connection with the early extinguishment of this debt, we incurred $409,000 in expense. Additionally, we capitalized $352,000 and $900,000 in interest related to the construction of domestic storage centers for third quarter 2001 and 2000, while $1.2 million and $3.1 million was capitalized the first nine months of 2001 and 2000, respectively. Amortization of participation rights discount increased for the three months and nine months ended September 30, 2000 to 2001 due to the increased number of stores subject to participation rights and changes in the estimated cash flows related to those rights. Amortization of loan costs of $480,000 and $515,000 for third quarter 2001 and 2000, and $1.6 million and $1.5 million for the first nine months of 2001 and 2000, respectively, are included in amortization expense.

            Minority interest decreased $69,000 from third quarter 2000 to 2001 and $57,000 for the first nine months of 2001, which relates primarily to the operations of our consolidated subsidiaries.

RECENT ACCOUNTING PRONOUNCEMENTS

            In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We are required to implement SFAS 141 on July 1, 2001, and have not determined the impact that this statement will have on our consolidated financial position or results of operations. We do not expect the adoption of SFAS 141 to have a significant impact on our financial position, results of operations, or cash flows.

            In June 2001, FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We are required to implement SFAS 142 on January 1, 2002. We will be evaluating our goodwill for impairment prior to implementation.

            In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or results of operations.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We have not yet determined the impact of adopting SFAS No. 144 on our financial position or results of operations.

FUNDS FROM OPERATIONS

            Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) October, 1999, White Paper on Funds from Operations, is defined as net income (calculated in accordance with GAAP) including non-recurring events, except for those defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred stockholders. We believe that because amortization of participation rights discount reflects our partners' increasing interest in unrecognized gains on depreciable operating properties (represented by the difference between the expected option purchase price and our partners' contributions), it is consistent to add it back to net income. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

                                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                            SEPTEMBER 30,
                                                           -----------------------------             -----------------------------
                                                             2001                 2000                 2001                 2000
                                                           --------             --------             --------             --------
Net income                                                 $ 11,715             $ 10,177             $ 25,814             $ 24,129
Non-recurring (revenue)/expenses                             (1,635)                  --                 (599)                  --
Preferred distribution                                       (4,074)              (2,188)             (11,024)              (6,563)
Depreciation/amortization                                    11,530               10,272               33,612               29,882
Depreciation/amortization from
unconsolidated joint ventures and
subsidiaries                                                    748                  830                2,540                2,344
Deferred financing costs                                       (480)                (515)              (1,636)              (1,544)
Amortization of participation rights discount                 5,431                3,101               13,989                8,830
                                                           --------             --------             --------             --------
FFO                                                        $ 23,235             $ 21,677             $ 62,696             $ 57,078
                                                           ========             ========             ========             ========

            FFO for the first nine months of 2001 rose $5.6 million over FFO for the first nine months of 2000. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments offset by financing costs (see discussion of interest income and expense under CONSOLIDATED STATEMENT OF INCOME) and increased expenses in marketing and real estate taxes.

            We expect 2002 FFO to be $102.8 and $105.4 million based on an expected same store NOI increase of 4% to 5%, five acquisitions and the dilution of seven developments owned by us and completed during 2001. This expectation regarding FFO growth constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act and is based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the statement. The risks and uncertainties that may cause these assumptions and this forward-looking statement to prove to be incorrect include the risks that implementation of the business plan, including marketing and sales initiatives, will not be successful and that our earnings, expenses or revenues may be affected by other factors, such as the risk that competition from new self storage facilities or other storage alternatives may cause rents to decline, occupancy rates to drop, or delays in rent up of newly developed properties. We may experience increases in labor, taxes, marketing and other operating and construction expenses.

LIQUIDITY AND CAPITAL RESOURCES

            During the first nine months of 2001, we invested $37.7 million in domestic development and expansion projects and $2.4 million in capital improvements to our existing portfolio and other capital improvements. The $1.1 million increase in other real estate investments represents investments in unconsolidated joint ventures.

            The balance on the domestic line of credit decreased $40.5 million from December 31, 2000 to September 30, 2001. Payments were made out of proceeds from the sale of $200 million in senior unsecured notes which are ten year notes bearing interest at 7.75% and are due 2011. Additionally, we raised $86.25 million through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. In September and October 2001, we raised net proceeds after offering costs of $70.3 million through the sale of 2.7 million shares of Class A common stock. Draws on the line of credit were used to fund development and acquisition activity, including the acquisition of previously described partnership interests, as well as general corporate purposes. We have established a revolving domestic credit facility of up to $360 million which we expect to meet our borrowing needs over the next several years. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. At September 30, 2001, the ratio of the Company's debt to total assets before accumulated depreciation was 28.0% and its debt to total market capitalization was 26.7%. Debt includes notes payable and line of credit.

            We anticipate funding 2001 growth and our ongoing development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. In order to continue to grow at historical rates and to meet our capital objectives, it will be necessary to continue to access additional equity capital during the next two to three years. We are evaluating various alternatives, including joint ventures with private institutions and public pension funds and the issuance of additional common stock. Additionally, we anticipate reducing our dividend payout ratio in order to retain cash flow for growth. We believe that our cash flow in 2001 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the nine months ended September 30, 2001 was $51.3 million compared to $71.2 million for the same period of 2000.

PART I, ITEM 3: INTEREST RATE AND FOREIGN CURRENCY EXCHANGE RATE RISK

            The information provided in our 2000 Annual report on Form 10-K/A regarding interest rate risk has been impacted by financing transactions completed during the first nine months of 2001. Specifically, our exposure on variable rate debt was reduced as we paid off $40.5 million of the outstanding balance on our variable rate line of credit using proceeds from our fixed rate unsecured notes. Additionally, $45 million of variable rate debt and the related swap agreements were paid off and settled during the first quarter. Fixed rate debt of $122.6 million at 8.28% due 2001 was replaced with $200 million of unsecured notes at 7.75% due 2011. In July 2001 we paid off $6.5 million of variable rate debt and in September 2001, we paid off the $62.3 million of variable rate debt and settled the related swap agreements.

PART II, ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

            In February 2001,we issued $200 million in senior unsecured notes (approximately $198.4 million in net proceeds), which are ten year notes bearing interest at 7.75% and are due in 2011. The notes require semi-annual interest payments due February 22 and August 22. When issued these notes were not registered under the Securities Act of 1933, as amended (the "Act"), pursuant to an exemption under Rule 144A under the Act. In June 2001, we filed a Registration Statement on Form S-4 to register the notes.

            Additionally, in February 2001, we raised $86.25 million (approximately $83.1 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. The Series D Stock is on parity with the Series B and C Cumulative Redeemable Preferred Stock and therefore may affect the rights of holders of the Series B and C Stock with respect to dividends and liquidation preferences.

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

            In September and October 2001, we raised net proceeds after offering costs of $70.3 million through the sale of 2.7 million shares of Class A common stock. A portion of the proceeds was used to pay off the $62.3 million debt of SFP II.

PART II, ITEM 5: OTHER INFORMATION

SUMMARY OF OPERATING SELF STORAGE PROPERTIES

            The following table categorizes our network of operating storage centers and business parks based on ownership and how they are reported in our financial statements.

                                      Domestic                              European                            Total
                             --------------------------             ------------------------         ------------------------------
                             Number of      Net Rentable            Number of    Net Rentable        Number of          Net Rentable
                             Properties     Square Feet             Properties   Square Feet         Properties         Square Feet
                             ----------     -----------             ----------   -----------         ----------         -----------
100% owned                      281         18,247,882                 --                 --                281         18,247,882
Partially owned,
consolidated                     55          3,509,286                 --                 --                 55          3,509,286
Partially owned,
unconsolidated                   28          1,679,655                 57          3,274,000                 85          4,953,655
Fee managed                      34          1,872,000                 --                 --                 34          1,872,000
                                ---         ----------                 --          ---------                ---         ----------
                                398         25,308,823                 57          3,274,000                455         28,582,823
                                ===         ==========                 ==          =========                ===         ==========

PART II, ITEM 6: EXHIBITS AND REPORTS ON FORM

            8-K Reports on Form 8-K:

            On September 6, 2001, we filed a current report on Form 8-K which announced the issuance of up to 2,875,000 shares of Class A common stock.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.
Date: December 4, 2001 By:     /s/ Harrell Beck
                               Harrell Beck
                               Chief Financial Officer,
                               Chief Accounting Officer and Authorized Signatory