Form 10-Q/A
period 2001-03-31
SHURGARD STORAGE CENTERS INC
filed 2001-12-13
CIK 906933

FORM 10-Q/A

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

This amendment on Form 10-Q/A of Shurgard Storage Centers, Inc. incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. The amendment reflects the restatement of Form 10-Q/A for the three months ended March 31, 2001 filed on August 22, 2001, related to accounting for four development joint ventures and a participating mortgage. See Note K to our unaudited condensed consolidated financial statements for further discussion of this matter.

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

The consolidated financial statements included in this report are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consisted only of normal recurring items. The interim financial statements should be read in conjunction with our 2000 Annual Report on Form 10-K/A. Interim results are not necessarily indicative of results for a full year.

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

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were formerly considered derivatives may not meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. We use interest rate swaps to fix a portion of our variable rate debt.

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

At March 31, 2001, three of our four mortgage notes payable are secured by 38 properties accounted for as financing arrangements (See Note D) and are non-recourse credit facilities which require payments of interest only.

The maturities of principal on debt over the next five fiscal years are approximately $7.8 million in 2001; $62.3 million in 2002; $61.6 million in 2003; $57.3 million in 2004; $250 million in 2007 and beyond. Each of these notes contains covenants which require us to submit financial information and maintain certain financial ratios. For a further discussion see NOTE G-Notes Payable in our 2000 Annual Report on Form 10-K/A.

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

The following table summarizes the estimated liability for participation rights and the related discount:

Note E - Storage Centers

Building and equipment are presented net of accumulated depreciation of $180.9 million and $169.8 million as of March 31, 2001 and December 31, 2000, respectively. We have entered into 33 construction contracts for developments of new or improvements to existing storage centers. Outstanding commitments under these contracts total $42 million.

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

The effect of the implementation of SFAS No. 133 on our earnings was not significant. Subsequent to our adoption of SFAS No. 133 through March 31, 2001, the other assets increased $255,000, other liabilities increased $744,000 and other comprehensive income decreased $488,000. Total comprehensive loss was $836,000 as of March 31, 2001.

Note H -Contingent Liability and Commitments

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

Under the terms of the Shurgard/Fremont Partners II (SFP II) agreements we are committed to make an option payment of approximately $14 million. If we choose to exercise the option to purchase SFP II properties or our partners interest, the option payment will be applied toward the participation rights liability.

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

Note K - Restatement

During November 2001, we determined that four joint venture arrangements entered into during the period from 1998 to 2000 should have been accounted for as financing arrangements from inception as discussed in Note D. These arrangements were previously consolidated and our partners' share of the ventures' operating results were reflected as minority interest (minority interest was re-characterized as third party interests in profit sharing arrangements in our 10-K/A filed on August 22, 2001). The excess of the repurchase price of the joint venture properties over the original sales price to the joint venture was capitalized in a manner similar to the acquisition of a minority interest. We also determined that we had not appropriately changed our method of accounting for the participation features included in a mortgage loan assumed in connection with the acquisition of a property in 1995 to conform to the requirements of SOP 97-1, "Accounting by Participating Mortgage Loan Borrowers". We were required to adopt the provisions of SOP 97-1 effective January 1, 1998, as a cumulative effect of a change in accounting principle. As a result, the accompanying unaudited condensed consolidated balance sheet as of March 31, 2001 has been restated. Additionally, the accompanying unaudited condensed consolidated statements of income and the accompany unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000 have been restated. A summary of the significant effects of the restatement is as follows:

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for three months ended March 31, 2001 and 2000. See Note K to the unaudited condensed consolidated financial statements for a discussion of this matter.

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q/A, the words "believes," "anticipates," "projects," "expects" and similar expressions are intended to identify forward-looking statements regarding financial performance within the meaning of the Private Securities Litigation Reform Act, and are based on several assumptions. IF ANY OF THESE ASSUMPTIONS ARE NOT SATISFIED OR PROVE TO BE INCORRECT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY CAUSE THESE FORWARD-LOOKING STATEMENTS TO PROVE TO BE INCORRECT INCLUDE THE RISKS THAT THE CONTINUED IMPLEMENTATION OF OUR BUSINESS PLAN, INCLUDING MARKETING AND SALES INITIATIVES, WILL NOT BE SUCCESSFUL AND THAT THE COMPANY'S EARNINGS, EXPENSES OR REVENUES MAY BE AFFECTED BY OTHER FACTORS, SUCH AS THE RISK THAT COMPETITION FROM NEW SELF STORAGE FACILITIES OR OTHER STORAGE ALTERNATIVES MAY CAUSE RENT TO DECLINE AND MAY CAUSE OCCUPANCY RATES TO DROP, OR MAY CAUSE DELAYS IN RENT UP OF NEWLY DEVELOPED PROPERTIES, THE RISK THAT NEW DEVELOPMENTS COULD BE DELAYED OR REDUCED BY ZONING AND PERMITTING REQUIREMENTS OUTSIDE OF OUR CONTROL, INCREASED COMPETITION FOR DESIRABLE SITES, CONSTRUCTION DELAYS DUE TO WEATHER, UNFORESEEN SITE CONDITIONS, LABOR SHORTAGES, PERSONNEL TURNOVER, SCHEDULING PROBLEMS WITH CONTRACTORS, SUBCONTRACTORS OR SUPPLIERS, AND THE RISK THAT THE COMPANY MAY EXPERIENCE INCREASES IN THE COST OF LABOR, TAXES, MARKETING AND OTHER OPERATING AND CONSTRUCTION EXPENSES. Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

_

______________

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

We, or our joint venture partners, opened 21 domestic storage centers in 1999, When all phases are complete, these 21 projects will total approximately 1,454,000 net rentable square feet with an estimated total cost of $113.5 million. Six of these storage centers were developed through our Florida joint ventures, three were contributed to CCP/Shurgard and nine were contributed to Shurgard/Fremont Partners II in which we own a 10% interest (see DEVELOPMENT FINANCING ARRANGEMENTS in our 2000 Annual Report on Form 10-K/A). These 1999 developments together generated $1,973,000 in net operating income for the first three months of 2001. For the month of March 2001, these developments together generated $649,000 in net operating income, which represents 57% of projected monthly NOI at maturity, and averaged 71% occupancy. The operating results of these 1999 developments are included in the New Store Results in the previous section.

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

On January 30, 2001, we excercised our option to acquire our joint venture partner's interest in Shurgard/Fremont Partners I for $27.7 million. This payment was accounted for as a reduction in participation rights (See Note D to the condensed consolidated financial statements). Additionally, we repaid the partnership's outstanding mortgage financing of approximately $45.0 million.

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

CONSOLIDATED STATEMENT OF INCOME

Income before extraordinary item decreased 15.4% from the first quarter of 2000 to the first quarter of 2001. Rental income rose 18.2% from 2000 to 2001. Operating expense rose 25.3% from 2000 to 2001, while real estate tax expense rose 13.2%. Included in operating expenses are internal acquisition costs and development expenses related to discontinued efforts of $100,000 and $15,000 for 2001 and 2000, respectively. All other amounts are included in NOI after indirect operating and leasehold expenses discussed in SEGMENT PERFORMANCE.

Depreciation and amortization increased 12.9% from first quarter 2000 to first quarter 2001. This increase reflects the increased number of stores included in our consolidated financial statements over the same period of time.

Domestic general and administrative expenses rose 22.6% from 2000 to 2001 primarily due to increases in personnel and information technology expenses which are primarily related to our growth. Additionally, we have accrued a one time charge of $100,000 for earthquake damage. Over the same period, these expenses increased as a percentage of rental revenue from 2.5% in 2000 to 2.6% in 2001.

Property management revenue decreased $164,000 from first quarter 2000 due to decreases in cost reimbursements. Loss from other real estate investments is discussed in the section OTHER REAL ESTATE INVESTMENTS.

Interest income and other rose $1.1 million from 2000 to 2001. Increases relate to interest income earned on our loan to STG, as well as approximately $0.5 million of interest earned on the investment of proceeds from the bond offering and preferred stock offering that we held for approximately six weeks until payment of the $122.6 million debt on March 31, 2001 (see discussion under OTHER REAL ESTATE INVESTMENTS and LIQUIDITY AND CAPITAL RESOURCES).

Interest expense consists of two components: Interest on loans and amoartization of participation rights discount. Interest on loans increased $2.7 million from 2000 to 2001 due to an increase in the average outstanding debt balance during the period. This rise includes the bond offering in February 2001, as well as mortgage debt to fund development for CCP/Shurgard. In January 2001, we paid off the $45 million mortgage note in connection with Shurgard/Fremont Partners I, and on March 31, 2001, we paid off $122.6 million in debt. In connection with the early extinguishment of the $122.6 million debt, we incurred $1,036,000 of expenses. We expect to see a decrease in interest expense for the remainder of the year as both the $122.6 million loan and the $200 million notes were outstanding for approximately six weeks. The effect of this refinancing on interest expense was approximately $1.0 million. Additionally, during the first quarter of 2001, we capitalized $365,000 in interest related to the construction of domestic storage centers while $1.1 million was capitalized in the first quarter of 2000. Amortization of participation rights discount increased for the three months ended March 31, 2001 and 2000 due to the increased number of stores subject to participation rights and changes in the estimated cash flows related to those rights. Amortization of loan costs of $669,000 and $514,000 is included in amortization expense for the first three months of 2001 and 2000, respectively.
	Gross interest expense	Capitalized interest	Net interest expense
March 31, 2000	$ 9.0m	$ (1.1)m	$ 7.9m
Financing	1.0m		1.0m
Acquisition/development	1.0m	0.7 m (1)	1.7m
March 31, 2001	$ 11.0m	$ (0.4)m	$ 10.6m

(1) Decrease in capitalized interest is due to the decrease in the number of stores under construction during the first quarter of 2001 compared to the first quarter of 2000.

Minority interest decreased $60,000 from 2000 to 2001. The decrease relates primarily to the purchase of additional partnership units of Shurgard Institutional Fund LP II in June 2000.

FUNDS FROM OPERATIONS

Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) October, 1999, White Paper on Funds from Operations, is defined as net income (calculated in accordance with GAAP) including non-recurring events, except for those defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred stockholders. We believe that because amortization of participation rights discount reflects our partner's increasing interest in unrecognized gains on depreciable operating properties (represented by the difference between the expected option purchase price and our partners' contributions), it is consistent to add it back to net income. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

FFO for the first three months of 2001 rose $1.1 millionover FFO for the first three months of 2000. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments offset by financing costs (see discussion of interest income and expense under CONSOLIDATED STATEMENT OF INCOME) and increased expenses in marketing and real estate taxes.

Reconciliation of the change in FFO from March 31, 2000 to March 31, 2001 is as follows:
Same Store NOI after indirect and leasehold expense	$ 2.9m
Development dilution after indirect and leasehold expense	(0.7)m
Effect of holding excess cash during refinancing	(0.5)m
Other	(0.6)m
$ 1.1m

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2001, we invested $9.7 million in domestic development and expansion projects and $1.3 million in capital improvements to our existing portfolio and other capital improvements. The $1.7 million increase in other real estate investments consists primarily of $1.5 million invested in unconsolidated joint ventures and $0.2 million invested in our containerized storage operation.

The balance on the domestic line of credit decreased $85.9 million from December 31, 2000 to March 31, 2001. Payments were made out of proceeds from the sale of $200 million in senior unsecured notes which are ten year notes bearing interest at 7.75% and are due 2011. Additionally, we raised $86.25 million through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. Draws on the line of credit were used to fund development and acquisition activity, as well as general corporate purposes. We have established a revolving domestic credit facility of up to $360 million which we expect to meet our borrowing needs over the next several years. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. At March 31, 2000, the weighted average interest rate was 6.4%. At March 31, 2001, the ratio of the Company's debt to total assets before accumulated depreciation was 31% and its debt to total market capitalization was 31%. Debt includes notes payable and line of credit.

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

We believe that our cash flow in 2001 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the three months ended March 31, 2001 was $35.5 million compared to $22.7 million for the same period of 2000. On April 19, 2001, we declared a dividend of $0.52 per share to be paid on May 11, 2001. This dividend is approximately 87% of first quarter FFO.

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

SHURGARD STORAGE CENTERS, INC.

Date: December 12, 2001 By: /s/ Harrell Beck

                                        Harrell Beck

                                         Chief Financial Officer,

                                        Chief Accounting Officer and Authorized Signatory