Form 10-Q/A
period 2001-06-30
SHURGARD STORAGE CENTERS INC
filed 2001-12-13
CIK 906933

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

This amendment on form 10-Q of Shurgard Storage Centers, Inc. incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. The amendment reflects the restatement of Form 10-Q/A for the quarters ended June 30, 2001 and 2000, filed on December 12, 2001, related to accounting for four development joint ventures and a participating mortgage. See Note M to our consolidated financial statements for further discussion of the matter.

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

Part I, Item 1: Unaudited Condensed Consolidated Statements of Net Income

(Amounts in thousands except share data)

Shurgard Storage Centers, Inc.

Part I, Item 1: Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2001

(unaudited)

Note A - Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Shurgard Storage Centers, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. We consolidate the accounts of those subsidiaries or joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of assets. All investments in joint ventures that do not qualify for consolidation, but in which we exercise significant influence, are accounted for under the equity method and are included in other real estate investments.

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

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were formerly considered derivatives may not meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. We use interest rate swaps to fix a portion of our variable rate debt.

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative reduction to Other Comprehensive Income (OCI) of $348,000. The reduction in OCI was attributable to losses on cash flow hedges. There was no net gain or loss recognized in earnings for the six months ended June 30, 2001 due to hedge ineffectiveness. Changes in the time value of an interest rate cap have been excluded from the assessment of hedge effectiveness, and this loss of $15,000 and $110,000 for the three months and six months ended June 30, 2001, respectively, is reported in "Interest income and other" on the Unaudited Condensed Consolidated Statement of Net Income. Approximately $25,000 of OCI will be reclassified into earnings during the next twelve months through amortization.

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

In June 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We are required to implement SFAS No. 142 on January 1, 2002, and we have not determined the impact that this statement will have on our consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or results of operations.

We accounted for sales of certain storage centers in development joint ventures in which we have continuing involvement, as defined in SFAS 66, "Accounting for Sales of Real Estate," as financing arrangements. (See Note D).

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

At June 30, 2001, three of our five mortgage notes payable are secured by 38 properties accounted for as financing arrangements (See Note D) and are non-recourse credit facilities which require payments of interest only.

On March 31, 2001, we paid off a $122.6 million note to a financial services company and incurred $1.0 million in expenses in connection with the early extinguishment of this debt.

On April 30, 2001, we paid off a $1.4 million mortgage note.

The principal maturities of debt over the next five fiscal years are approximately $6.5 million in 2001; $62.2 million in 2002; $64.5 million in 2003; $57.3 million in 2004; and $250 million in 2007 and beyond. Each of these notes contains covenants that require us to submit financial information and maintain certain financial ratios. For a further discussion see Note G-Notes Payable in our 2000 Annual Report on Form 10-K/A.

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

The following table summarizes the estimated liability for participation rights and the related discount:

Note E - Storage Centers

Building and equipment are presented net of accumulated depreciation of $192.7 million and $169.8 million as of June 30, 2001 and December 31, 2000, respectively. We have entered into 19 construction contracts for developments of new or improvements to existing storage centers. Outstanding commitments under these contracts total $13.0 million.

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

On April 27, 2000, the Board approved the extension of maturity dates of certain promissory notes to Class B common stockholders to March 1, 2003. The extended notes require quarterly payments of interest at 200 basis points above LIBOR, while those not extended are non-interest bearing. For the six months ended June 30 2001, we received $17,467 in interest income on these notes and $409,940 in principal payments, while for three months ended June 30, 2001 we received $10,487 in interest income on these notes and $245,435 in principal payments .

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

The effect of the implementation of SFAS No. 133 on our earnings was not significant. Subsequent to our adoption of SFAS No. 133 for the six months ended June 30, 2001, other assets decreased $46,000, other liabilities increased $737,000, and other comprehensive income decreased $481,000. For the three months ended June 30, 2001, other assets decreased $16,000, other liabilities decreased $6,000 and other comprehensive income increased $600. Total accumulated other comprehensive income was $829,000 as of June 30, 2001.

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

Note M - Restatement

During November 2001, we determined that four joint venture arrangements entered into during the period from 1998 to 2000 should have been accounted for as financing arrangements from inception as discussed in Note D. These arrangements were previously consolidated and our partners' share of the ventures' operating results were reflected as minority interest (minority interest was re-characterized as third party interests in profit sharing arrangements in our 10-K/A filed on August 22, 2001). The excess of the repurchase price of the joint venture properties over the original sales price to the joint venture was capitalized in a manner similar to the acquisition of a minority interest. We also determined that we had not appropriately changed our method of accounting for the participation features included in a mortgage loan assumed in connection with the acquisition of a property in 1995 to conform to the requirements of SOP 97-1, "Accounting by Participating Mortgage Loan Borrowers". We were required to adopt the provisions of SOP 97-1 effective January 1, 1998, as a cumulative effect of a change in accounting principle. As a result, the accompanying unaudited condensed consolidated balance sheets as of June 30, 2001 has been restated. A summary of the significant effects of the restatement is as follows:

Additionally, the accompanying condensed unaudited consolidated statements of income and of cash flows for the three and six month periods ended June 30, 2001 and 2000 have been restated. A summary of the significant effects of the restatement is as follows:

For the three months ended June 30, 2001		For the three months ended June 30, 2000		For the six months ended June 30, 2001		For the six months ended June 30, 2000	
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Revenue:								
Real estate operations			$ 49,058	$ 49,384			$ 93,825	$ 94,151
Total revenue			49,430	49,756			94,584	94,909
Expenses:								
Operating			14,242	14,578	$ 33,056	$ 33,051	27,113	27,332
Depreciation and amortization	$ 11,118	$ 10,942	9,792	9,747	22,335	22,082	19,695	19,611
Total expenses	36,142	35,966	30,440	30,731	70,995	70,737	59,509	59,643
Income from	22,255	22,431	18,990	19,025	40,535	40,793	35,075	35,266
Interest on loans			(7,900)	(8,870)			(14,867)	(16,779)
Amortization of participation rights discount	-	(4,218)	-	(2,942)	-	(8,468)	-	(5,729)
Third party interest in profit sharing arrangements	1,592	-	1,598	-	3,780	-	3,215	-
Interest income and other	1,005	905			3,046	2,756	1,614	1,618
Other income (expense), net	(6,205)	(12,115)	(5,461)	(10,971)	(12,617)	(25,155)	(10,038)	(20,890)
Income before extraordinary item					27,415	15,135	24,612	13,951
Net Income	$ 15,696	$ 9,962	$ 13,313	$ 7,838	$ 26,379	$ 14,099	$ 24,612	$ 13,951
Net income per common share								
Basic net income per share	$ 0.39	$ 0.20	$ 0.38	$ 0.19	$ 0.65	$ 0.24	$ 0.69	$ 0.32
Diluted net income per share	$ 0.38	$ 0.19	$ 0.38	$ 0.19	$ 0.64	$ 0.24	$ 0.69	$ 0.32

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for the three months and the six months ended June 30, 2001 and 2000. See Note M to the consolidated financial statements for a discussion of this matter.

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

On January 30, 2001, we repaid the $27.7 million participating mortgage for Shurgard/Fremont Partners I and in addition, we repaid the partnerships outstanding mortgage financing of approximately $45.0 million.

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

Unconsolidated Joint Ventures

Pursuant to our affiliation agreements with two storage operators, we have entered into 24 joint ventures in which our economic interests range from 50% to 90%. As of June 30, 2001, we had invested a total of $24.1 million in these joint ventures. For the six months ended June 30, 2001, our pro rata portion of joint venture losses totaled $888,000 ($323,000 of income before depreciation and amortization) including a $142,000 loss on disposition of land. Losses from new properties added during the previous and current year offset earnings from stabilized properties. Our pro rata portion of losses for these joint ventures totaled $755,000 ($271,000 of income before depreciation and amortization) for the six months ended June 30, 2000. We have guaranteed certain joint venture loans totaling $19.6 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions elsewhere in this Quarterly Report on Form 10-Q (Same Stores, Domestic Acquisitions or Domestic Development) under SEGMENT PERFORMANCE.

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

CONSOLIDATED STATEMENT OF INCOME

Income before extraordinary item increased 27.1% over the prior year quarter and 8.5% over the first six months of the prior year. Revenue from real estate operations rose 15.3% from second quarter 2000 to 2001 and 16.7% from the first six months of 2000 to 2001. Operating expense rose 17.1% from second quarter 2000 to 2001,and 20.9% from the first six months of 2000 to 2001. Included in operating expenses are internal acquisition costs and development expenses related to discontinued efforts of $421,000 and $110,000 for second quarter 2001 and 2000, and $521,000 and $124,000 for the first six months of 2001 and 2000, respectively. Additionally, development and acquisition expense of $998,000 was incurred in the second quarter in connection with our role as construction manager under the Tax Retention Operating Lease Agreements (See discussion of property and construction management revenue below). All other operating expenses are included in NOI after indirect operating and leasehold expense and are discussed in SEGMENT PERFORMANCE. Real estate tax expense rose 17.4% from second quarter 2000 to 2001 and 15.3% from the first six months of 2000 to 2001.

Depreciation and amortization increased 12.3% from second quarter 2000 to 2001, and 12.6% from the first six months 2000 to 2001. This increase reflects the increased number of stores included in our consolidated financial statements over the same period of time.

Domestic general and administrative expenses rose 6.0% from second quarter 2000 to 2001, and 13.6% from first six months 2000 to 2001 primarily due to increases in personnel and information technology expenses that are primarily related to our growth. Additionally, we have accrued a one-time charge of $100,000 for earthquake damage incurred in the first quarter. As a percentage of real estate revenue, these expenses decreased from 2.8% to 2.5% for second quarter 2000 to 2001, and remained constant at 2.6% for the first six months of 2000 and 2001, respectively.

Property and construction management revenue increased $1,088,000 from second quarter 2000 and $924,000 from the first six months of 2000 due to an increase in development fees from a third party in connection with the Tax Retention Operating Lease Agreements (See DEVELOPMENT FINANCING ARRANGEMENTS). Loss from other real estate investments is discussed in the section OTHER REAL ESTATE INVESTMENTS.

Interest income and other rose $64,000 from second quarter 2000 to 2001, and $1.1 million from the first six months of 2000 to 2001. Increases relate to interest income earned on our loan to STG which was converted to equity in June 2001, as well as approximately $0.5 million of interest earned on the investment of proceeds from the bond offering and preferred stock offering that we held for approximately six weeks until payment of the $122.6 million debt on March 31, 2001 (see discussion under OTHER REAL ESTATE INVESTMENTS and LIQUIDITY AND CAPITAL RESOURCES).

Interest expense consists of two components: interest on loans and amortization of participation rights discount. Interest on loans decreased $68,000 from second quarter 2000 to 2001, and increased $2.7 million from the first six months of 2000 to 2001 due to an increase in the average outstanding debt balance during the period. This rise includes the bond offering in February 2001, as well as mortgage debt to fund development for CCP/Shurgard. In January 2001, we paid off the $45 million mortgage note in connection with Shurgard/Fremont Partners I, and on March 31, 2001, we paid off $122.6 million in debt. In connection with the early extinguishment of the $122.6 million debt, we incurred $1,036,000 of expenses. The effect of this refinancing on first quarter interest expense was approximately $1.0 million. Additionally, we capitalized $481,000 and $1,130,000 in interest related to the construction of domestic storage centers for second quarter 2001 and 2000, while $846,000 and $2,188,000 was capitalized the first six months of 2001 and 2000, respectively. Amortization of participation rights discount increased for the three months and six months ended June 30, 2000 ti 2001 due to the increased number of stores subject to participation rights and changes in the estimated cash flows related to those rights. Amortization of loan costs of $487,000 and $514,000 for second quarter 2001 and 2000, and $1,156,000 and $1,029,000 for the first six months of 2001 and 2000 are included in amortization expense, respectively.

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

In June 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We are required to implement SFAS No. 142 on January 1, 2002, and we have not determined the impact that this statement will have on our consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or results of operations.

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

FFO for the first six months of 2001 rose $4.0 million over FFO for the first six months of 2000. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments offset by financing costs (see discussion of interest income and expense under CONSOLIDATED STATEMENT OF INCOME) and increased expenses in marketing and real estate taxes.

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

The balance on the domestic line of credit decreased $90.0 million from December 31, 2000 to June 30, 2001. Payments were made out of proceeds from the sale of $200 million in senior unsecured notes which are ten year notes bearing interest at 7.75% and are due 2011. Additionally, we raised $86.25 million through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. Draws on the line of credit were used to fund development and acquisition activity, as well as general corporate purposes. We have established a revolving domestic credit facility of up to $360 million which we expect to meet our borrowing needs over the next several years. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. At June 30, 2001, the ratio of the Company's debt to total assets before accumulated depreciation was 30.6% and its debt to total market capitalization was 28.2%. Debt includes notes payable and line of credit.

We anticipate funding 2001 growth and our ongoing development program primarily through a combination of our lines of credit, long term debt, preferred equity, and alternative capital sources. In order to continue to grow at historical rates and to meet our capital objectives, it will be necessary to obtain equity capital during the next two to three years. We are evaluating various alternatives, including joint ventures with private institutions and public pension funds and the issuance of additional common stock. Additionally, we anticipate reducing our dividend payout ratio in order to retain cash flow for growth. We believe that our cash flow in 2001 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the six months ended June 30, 2001 was $56.9 million compared to $40.6 million for the same period of 2000.

Part I, Item 3: Interest Rate and Foreign Currency Exchange Rate Risk

The information provided in our 2000 Annual report on Form 10-K/Aregarding interest rate risk has been impacted by financing transactions completed during the first quarter. Specifically, our exposure on variable rate debt was reduced as we paid off the $90 million outstanding balance on our variable rate line of credit using proceeds from our fixed rate unsecured notes. Additionally, $45 million of variable rate debt and the related swap agreement were paid off and settled during the first quarter. Fixed rate debt of $122.6 million at 8.28% due 2001 was replaced with $200 million of unsecured notes at 7.75% due 2011.

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