Form 10-K
period 2001-12-31
SHURGARD STORAGE CENTERS INC
filed 2002-03-29
CIK 906933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 4, 2002: $1,053,725,710.

Class A Common Stock outstanding as of March 4, 2002: 32,938,004 shares

Class B Common Stock outstanding as of March 4, 2002: 154,604 shares

Documents incorporated by reference: Part III is incorporated by reference from the Proxy Statement filed in connection with our Annual Shareholders Meeting to be held May 14, 2002.

There are 82 pages.

PART I

Item 1 - Business

Overview

Shurgard Storage Centers, Inc. (SSCI) is a real estate investment trust (REIT) that develops, acquires, owns and manages self storage centers and related operations. Our self storage centers offer easily accessible storage space for personal and business uses. We are one of the four largest operators of self storage centers in the United States. As of December 31, 2001, we operated a network of 477 storage centers and two business parks located throughout the United States and in Europe. Of these properties, we own or lease, directly and through our subsidiaries and joint ventures, 449 properties containing approximately 28.3 million net rentable square feet. The 449 properties include 47 in which we hold joint venture interests ranging from 50% to 99%. Of the 449 properties, 377 are located in 20 states in the U.S., and 72 are located in Europe. We also manage for third parties 30 self storage centers containing approximately 1.7 million net rentable square feet. For the year ended December 31, 2001, our domestic properties had a weighted average annual net rentable square foot occupancy rate of 83% and a weighted average rent per net rentable square foot of $11.47.

We were incorporated in Delaware on July 23, 1993 and began operations through the consolidation on March 1, 1994 of 17 publicly held real estate limited partnerships (the Consolidation) that were sponsored by Shurgard Incorporated (the Management Company). On March 24, 1995, the Management Company merged with and into SSCI (the Merger) and we became self-administered and self-managed. In May 1997, we reincorporated in the state of Washington.

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

- Store Location and Hours. Our stores are generally located in major metropolitan areas along retail and high-traffic corridors for easy customer access, and usually have significant road frontage for high visibility. Although hours vary from store to store, customers can generally access their individual units between 6 a.m. and 9 p.m seven days a week.

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

- Capital Expenditures and Maintenance. We budget for a level of capital expenditures consistent with our commitment to maintaining attractive, well-maintained and secure self storage centers, which enable us to pursue a premium pricing strategy. In addition, capital expenditures for consistent signage and color scheme among our properties strengthen the brand image of Shurgard.
    Marketing and Sales. We provide managers with sales skills to elicit customer needs and turn prospects into customers. We also have a national sales center to field telephone sales calls from individual properties. Employees at the national sales center are able to sell a unit at the store most convenient to the customer. We have implemented additional sales and marketing programs to broaden our distribution channels, such as a web site for our enhanced e-commerce business and an expanded commercial accounts and direct sales force in selected markets.

- #9; Market Research. We maintain an extensive market research database on our primary markets and closely track occupancy levels, rental rates and other operational data regarding self storage properties within these markets. We have also conducted focus group research and telephone surveys, and utilize customer comment cards to identify the primary considerations in customers' self storage choices and satisfaction so that we can better attract and service customers.

- #9; Market Share. We employ various means to increase our share of the self storage market. We place prominent advertisements in the yellow pages and seek to promote customer awareness of our stores through highly visible store locations, site signage and architectural features. We locate our stores along retail and high-traffic corridors, usually with significant road frontage to increase visibility. We build on most newly developed stores a distinctive "lighthouse" office to distinguish us from competitors and to increase customer awareness of the Shurgard brand.

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

Cost Containment and Improved Operating Leverage. We seek to increase cash flow by carefully containing operating expenses. For example, we appeal our real estate tax assessments and engage consultants to manage utility costs. In addition, as we increase the number of properties in our targeted markets, we achieve economies of scale and lessen the impact of corporate overhead expense. We believe that our management and operational procedures, which can be implemented over a large number of properties, enable us to quickly add new properties with little disruption to our system.

Strategic Expansions. We seek to increase revenue by building additional rentable storage space at suitable stores either through on site expansion or acquisition of property adjacent to existing stores. We typically receive high incremental returns on such build-out investments, because resulting revenue increases are achieved with little increase in fixed operating costs.

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

Development. We believe that several factors favor our development strategy:

- Development Expertise. We have substantial real estate development, construction management and architectural expertise that has been developed over the past 29 years. Along with our predecessors, we developed more than a third of the properties we currently own, lease or manage, and, since 1972, we have maintained an internal development staff, which currently employs 32 people.

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

Acquisitions. We also selectively acquire high-quality properties that are consistent with our business plan. Additional acquisitions allow us to spread overhead and certain management, marketing and advertising costs over a greater number of revenue-producing assets. As a result, we can achieve increasing economies of scale with each new property acquired. We complete a thorough analysis of each property that we intend to acquire, including, but not limited to, a review of capital expenditures that will be required for the property to meet our standards.

European Investment. As of December 31, 2001, we had a 7.57% interest in an entity that owns 72 storage centers operating in six countries. We have the right to purchase an additional interest in that entity. The business strategies employed in the United States also apply to our European investment. During the past seven years, that entity has introduced the product to local consumers and built the infrastructure necessary to support an accelerated expansion program. Because of the density of the areas where Shurgard Europe develops and the limited availability of land, substantially all of the European stores have multistory buildings. In general, European customers prefer interior units in large buildings which are perceived as being safer than the drive-up units in single story buildings. The length of stay, customer use and customer profile of the European customer is similar to U.S. customers. Additionally, there are fewer acquisition opportunities in the European markets. Today, Shurgard Europe employs over 290 employees with a senior management team made up of seasoned managers with substantial local development, finance, operations and marketing experience.

Property Management Systems

We have integrated property management systems and procedures for marketing, advertising, leasing, operations, maintenance and security of properties and the management of on-site personnel. Our computerized management information system links our corporate office with each store. We utilize proprietary software that expedites internal auditing, financial statement and budget preparations, allows the daily exchange of information with our corporate office, and manages detailed information with respect to the tenant mix, demographics, occupancy levels, rental rates, revenue optimization, payroll and other information relating to each store. Additionally, we use a network-based accounting package that has aided in the compilation and dissemination of information from and to our stores and we use an enterprise wide-area network with remote access capability. We believe that this information system is adequate to support the management of our currently owned properties as well as planned future growth. During 1999, we were recognized for our centralized sales management software (Aladdin) under Microsoft's Best Business Operations Solution award. This software enables our national sales center, commercial accounts department, and our corporate employees to have remote access to current store information.

Other Activities

Storage To Go, Inc. (STG) is a containerized storage business that we have been testing as a way to bring storage directly to the customer through weather resistant 8'x 5'x 8' storage containers. These containers are delivered to customers for packing. The containers are then picked up and delivered to a warehouse for storage. Customers may access their storage container in a showroom at the warehouse or have it redelivered to their home. In addition to the monthly rental charge, service fees may be charged for transportation of the container. This business venture is currently operating in the Seattle, Portland, and San Francisco markets.

In 2001, we announced the Shurgard Preferred Partners™ program, through which we provide services for a monthly fee to smaller regional storage operators. Examples of the services provided through this program are the use of our national 24-hour call center, commercial account referrals, use of our computer software management tools, and access to discount opportunities with our national vendors.

We also manage, under the Shurgard name, self storage properties owned by others that meet our quality standards. Management of such properties enables us to spread the cost of overhead across a greater number of properties. Additionally, it enables us to expand our presence in the markets in which we operate, to offer customers a broader geographic selection of self-storage properties to suit their needs, and to establish relationships with property owners that may lead to future acquisitions. Management fees that we earn are not qualifying income for REIT qualification purposes. Accordingly, we closely monitor the level of these activities to ensure our continued qualification as a REIT. At December 31, 2001, we managed 30 self storage properties for others.

For financial information about our industry segments, see our consolidated financial statements and related notes, including NOTE Q. For financial information about our foreign and domestic operations, see the consolidated financial statements and the related notes, including NOTE E.

Capital Strategy

Our stated long-term capital objectives include: maintaining conservative leverage ratios; maintaining our investment grade rating; extending our debt maturity schedule; and increasing the percentage of our unencumbered assets. We anticipate funding our growth primarily through a combination of our lines of credit, unsecured debt, preferred and common equity, and alternative capital sources. We have established a revolving domestic credit facility of up to $360 million, which we expect to be sufficient to meet our intermediate capital requirements over the next several years. In order to continue to grow at historical rates and to execute our internal business plan and meet our capital objectives, it will be necessary to continue to access the equity capital markets. Additionally, we anticipate that our dividend payout ratio will decline as we retain a higher proportion of cash flow for growth.

In order to mitigate our interest rate risk, we contract with financial institutions for derivative products that help us manage this exposure. Our investment policy prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange or interest rates if unrelated to capital borrowed, lent or invested by us.

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

Competition

Competition exists in every market in which our stores are located. We compete with, among others, national, regional and local self storage operators and developers. Storage operators compete based on several factors including location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. We believe that the primary competition for potential customers of any of our self storage centers come from other self storage properties within a three-to five-mile radius of that store. We have positioned our stores within their respective markets as a high-quality operator that emphasizes customer service and security. We do not seek to be the lowest-price storage provider.

To the extent we experience new supply in our markets, the increased available storage space may reduce occupancy levels per storage property and further intensify competition among storage providers for available tenants in those markets. The extent to which we are affected by competition will depend in significant part on market conditions within a three- to five-mile radius of our stores.

Regulation

Environmental Regulations

The Company is subject to federal, state and local environmental regulations that apply to the ownership, management and development of real property, including regulations affecting both construction activities and the operation of self storage properties.

In developing properties and constructing improvements, we utilize environmental consultants and/or governmental data to determine whether there are any flood plains, wetlands or environmentally sensitive areas that are part of the property to be developed. If any such areas are identified, development and construction are planned in conformance with federal, state, and local environmental and land-use requirements. The principal laws that could affect us are the Resource Conservation and Recovery Act (RCRA) and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA); state and local governments have also adopted separate but similar environmental laws and regulations that vary from state to state and locality to locality.

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

We have notified the Missouri Department of Natural Resources (MDNR) of elevated levels of hydrocarbons found in groundwater monitoring wells on a property in St. Louis, Missouri that we have been monitoring in accordance with a work plan approved by the MDNR. During 1998, a quarterly monitoring report revealed continued contamination in the groundwater samples. The source of the contamination is still unknown. The MDNR notified us that it will continue requiring quarterly groundwater monitoring. During 1999, at MDNR's request, a work plan was developed to address its question on whether on-site contamination might be spreading to adjacent properties. The work plan encompasses a broader scope of monitoring, including installation of four additional monitoring wells on adjacent properties. We obtained permission from neighboring property owners to install the four new wells on their properties. Ground water samples were taken from the new locations on the adjacent properties as well as the existing locations. Those samples showed contamination on one (1) adjacent property, however, it is not established whether this contamination is the result of migration from the Shurgard property. Our consultant revised the work plan to incorporate the sample results. The MDNR approved a revised work plan that includes continued sampling and monitoring. We receive quarterly reports on the monitoring. In the event this ongoing monitoring indicates that significant contamination has spread to adjacent properties, the MDNR could be more aggressive in the future, and may require identification of the location of the groundwater contamination and construction of a system to remediate the problem.

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

Risk Factors

The following factors are additional risks to consider in evaluating us.

REAL ESTATE INVESTMENT RISKS

WE HAVE SIGNIFICANT REAL ESTATE HOLDINGS THAT CAN BE DIFFICULT TO SELL IN UNFAVORABLE ECONOMIC CONDITIONS AND THAT CAN HAVE UNPREDICTABLE DECREASES IN VALUE. Our primary business involves owning real estate-related assets and operating self storage centers. Real estate investments can be difficult to sell, especially when economic conditions are unfavorable. This makes it difficult for us to vary our investment portfolio and to limit our risk when economic conditions change. Decreases in market rents, negative tax, real estate, and zoning law changes, and changes in environmental protection laws can also lower the value of our investments and decrease our income.

OUR REAL ESTATE DEVELOPMENT AND ACQUISITION ACTIVITIES CAN RESULT IN UNFORESEEN LIABILITIES AND INCREASES IN COSTS. We may develop our current properties or acquire more properties. Real estate development involves risks in addition to those involved in owning and operating existing properties. For example, we must hire contractors or subcontractors to develop the properties. Problems can develop with these relationships, including contract and labor disputes, unforeseen property conditions that require additional work, and construction delays. These problems can increase construction and other costs and delay the date when tenants can occupy the property and pay us rent. Properties that we acquire may not meet our performance expectations, including projected occupancy and rental rates, and we may have overpaid for acquisitions. Failure of our properties to perform as expected or unforeseen significant capital improvements could decrease our cash flow. We may also have underestimated the cost of improvements needed for us to market a property effectively, requiring us to pay more to complete a project. If one or more of these events were to occur, we could have difficulty meeting our repayment obligations and making our expected distributions to shareholders.

WE FOCUS ALMOST EXCLUSIVELY ON SELF-STORAGE BUSINESSES, WHICH MAKES US VULNERABLE TO CHANGES IN THE PROFITABILITY OF SELF-STORAGE PROPERTIES. Our investments focus on self storage and similar businesses and related real estate interests. We do not expect to have substantial interests in other real estate investments or businesses to hedge against the risk that national trends might decrease the profitability of our self storage-related investments.

WE WOULD HAVE GREAT DIFFICULTY ACQUIRING OR DEVELOPING PROPERTIES WITHOUT ACCESS TO FINANCING. Fluctuations in market conditions or in our operating results may cause us to violate the covenants of our existing credit facilities. If we cannot access our existing financing sources, we may have to obtain equity and/or debt financing in order to develop and acquire properties. If we obtain financing by issuing additional capital stock, we could dilute the ownership of the existing shareholders. Banks or other lenders might refuse to lend us money to finance acquisitions or development, or might charge interest rates that are too high to allow us to develop and acquire new properties. If the cash flows generated from the new investment are less than the distributions payable to the new shareholders or the repayment obligations to the lender, we may have difficulty meeting our overall repayment obligations and making expected distributions to our shareholders.

WE DO NOT HAVE EXPERIENCE OR EXPERTISE IN ALL TYPES OF INVESTMENTS THAT WE MIGHT MAKE. Although we invest primarily in self-storage properties, we may also invest in other commercial ventures if our board of directors specifically approves such investments. We have no present plans to make any such investments. If we invest in other forms of real estate, we might lack the experience and expertise necessary to effectively manage and operate those properties. We might also be unfamiliar with local laws, procedures and practices, or in the operation of such other investments, reducing income or creating losses from such investments.

OUR INDIRECT INVESTMENTS MAY RESULT IN LIABILITY THAT WE CANNOT PROTECT AGAINST. We have and may continue to make participating mortgages or acquire equity interests in partnerships, joint ventures or other legal entities that have invested in real estate. Our bylaws require that we satisfy several conditions before we make these indirect investments, including that the joint investment not jeopardize our eligibility to be taxed as a REIT or result in our becoming an investment company under the Investment Company Act of 1940, as amended. These investments carry risks that are not present when we invest directly in real estate, including the risk that we may not control the legal entity that has title to the real estate, the possibility that the enterprise we invest in has liabilities that are not disclosed at the time of the investment, and the possibility that our investments are not easily sold or readily accepted as collateral by our lenders.

CHANGES IN ACCOUNTING FOR UNCONSOLIDATED INVESTMENTS MAY AFFECT THE ACCOUNTING TREATMENT OF CERTAIN OF OUR INVESTMENTS. The accounting treatment of unconsolidated investments and special-purpose entities have been the subject of discussion within the accounting profession, at Congressional hearings and within the SEC. In addition, the Financial Accounting Standards Board (FASB) is currently reviewing accounting for these entities and may issue new guidance on this topic in 2002. The accounting treatment of certain of our investments could be affected by changes being discussed including, under some proposals, the consolidation of the assets, liabilities and operations of these investments into our financial statements. This could have a corresponding adverse effects on various of our financial ratios and other financial and operational indicators unless we were to restructure those arrangements, a process that could potentially result in less favorable terms. We are not able to predict the outcome of these discussions and reviews.

WE HAVE STRONG COMPETITORS IN THE SELF-STORAGE MARKET THAT MAY HAVE BETTER RESOURCES AND OTHER ADVANTAGES OVER US. We must compete in every market in which our stores are located except in Europe. Our competitors include national, regional and many local self-storage operators and developers. Entry into the self-storage business by acquiring existing properties is relatively easy for persons or institutions with the required initial capital. Competition may increase if available funds for investment in real estate increase. Some of our competitors may have more resources than we do including better access to financing, greater cash reserves, and less demanding rules governing distributions to shareholders. Some competitors may have lower prices or better locations than ours or other advantages. Local market conditions will play a significant part in how competition affects us; additional competition has lowered occupancy levels and rental revenue of our self storage properties in specific markets from time to time.

WE FACE POSSIBLE LIABILITY FOR ENVIRONMENTAL CLEANUP COSTS AND DAMAGES FOR CONTAMINATION RELATED TO OUR PROPERTIES. Because we own and operate real property, various federal, state and local laws might impose liability on us for the costs of removing or remediating various hazardous substances released on or in our property. The principal federal laws that could affect us are the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act; state and local governments have also adopted separate but similar environmental laws and regulations that vary from state to state and locality to locality. These laws may impose liability whether or not we knew of or caused the release. We obtain environmental assessment reports on the properties we own or operate as we deem appropriate. These reports have not revealed any environmental liability or compliance concerns that we believe would materially and adversely affect our financial condition or results of operations. However, the environmental assessments undertaken by us might not have revealed all potential environmental liabilities or claims for such liabilities. The presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially adversely affect our ability to use or sell the property, or to use the property as collateral for borrowing, and may cause us to incur substantial remediation or compliance costs. In addition, if hazardous substances are located on or released from one of our properties, we could incur substantial liabilities through a private party personal injury claim, a claim by an adjacent property owner for property damage, or a claim by a governmental entity for other damages. This liability may be imposed on us under environmental laws or common-law principles. It is also possible that future laws, ordinances or regulations will impose material environmental liability on us; the current environmental conditions of properties we own or operate will be affected by other properties in the vicinity or by the actions of third parties unrelated to us; or our tenants will violate their leases by introducing hazardous or toxic substances into the properties we own or manage and expose us to liability under federal or state environmental laws. The costs of defending these claims, conducting this environmental remediation or responding to such changed conditions could materially adversely affect our financial condition and results of operations.

WE MUST COMPLY WITH THE AMERICANS WITH DISABILITIES ACT AND FIRE AND SAFETY REGULATIONS, WHICH CAN REQUIRE SIGNIFICANT EXPENDITURES. All our properties must comply with the Americans with Disabilities Act and with the related regulations, rules and orders commonly referred to as the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. A failure to comply with the ADA could result in the U.S. government imposing fines on us and awarding damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements can also affect the marketability of the properties.

PROPERTY TAXES CAN INCREASE AND CAUSE A DECLINE IN YIELDS ON INVESTMENTS. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Depending on local market conditions, we may not be able to offset the tax increases through increases in rents or other income, reducing the amount available for distribution to our shareholders.

WE FACE POTENTIAL UNDERINSURED LOSSES ON OUR INVESTMENTS. We maintain title and other property-related insurance on all our properties. We exercise discretion in determining amounts, coverage limits and deductibility provisions of title, casualty and other insurance relating to our properties, based on appraisals and our purchase price for such property, in each case to obtain appropriate insurance coverage at a reasonable cost and on suitable terms. We currently carry the following insurance coverage: (1) commercial general liability insurance, covering up to a general aggregate of $60,000,000, with a deductible of $50,000 (2) property insurance, covering up to an aggregate of $50,000,000, with deductibles $5,000 or $20,000 under certain circumstances, and $50,000 in the case of flood damage; and (3) boiler & machinery insurance, covering up to $10,000,000 of direct damages. Depending on the type of the insurance, and subject to deductibles and coverage limits, Shurgard either receives direct payment of the replacement value of losses or tenders the defense of a claim to the insurance carrier. This might mean that, in the event of a loss, our insurance coverage would not pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also increase the replacement cost of a facility after it has been damaged or destroyed. In that case the insurance proceeds that we receive might not be enough to restore us to our economic position with respect to the property.

Risks Relating to Qualification and Operation as a REIT

WE MIGHT LOSE REIT STATUS AND INCUR SIGNIFICANT TAX LIABILITIES. We have chosen to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), commencing with our taxable year ended December 31, 1994. So long as we meet the requirements under the Code for qualification as a REIT each year, we can deduct dividends paid to our shareholders when calculating our taxable income. For us to qualify as a REIT, we must meet detailed technical requirements, including income, asset and stock ownership tests, under several Code provisions which have not been extensively interpreted by judges or administrative officers. In addition, we do not control the determination of all factual matters and circumstances that affect our ability to qualify as a REIT. New legislation, regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to REIT qualification or the federal income tax consequences of such qualification. We believe that we are organized so that we qualify as a REIT under the Code and that we have operated and will continue to operate so that we continue to qualify. However, we cannot guarantee that we will qualify as a REIT in any given year because the rules governing REITs are highly complex; - we do not control all factual determinations that affect REIT status; and - our circumstances may change in the future. For any taxable year that we fail to qualify as a REIT, we would not be entitled to deduct dividends paid to our shareholders from our taxable income. Consequently, our net assets and distributions to shareholders would be substantially reduced because of our increased tax liability. If we made distributions in anticipation of our qualification as a REIT, we might be required to borrow additional funds or to liquidate some of our investments in order to pay the applicable tax. If our qualification as a REIT terminates, we may not be able to elect to be treated as a REIT for the four taxable years following the year during which we lost the qualification. See "Federal Income Tax Considerations - Failure of Shurgard to Qualify as a REIT" in this prospectus.

OUR REIT DISTRIBUTION REQUIREMENTS ARE COMPLEX AND MAY CREATE TAX DIFFICULTIES. To maintain our status as a REIT for federal income tax purposes, we generally must distribute to our shareholders at least 90% of our taxable income each year. In addition, we are subject to a 4% nondeductible excise tax on the amount by which our distributions for a calendar year are less than the sum of 85% of our ordinary income for the calendar year, 95% of our capital gain net income for the calendar year, and any amount of our income that we did not distribute in prior years. For tax purposes we may be required to accrue as income interest, rent and other items treated as earned for tax purposes but not yet received. In addition, we may not be able to deduct currently as expenses for tax purposes some items that actually have been paid. We could also realize income, such as income from cancellation of indebtedness, that is not accompanied by cash proceeds. If one or more of these events happened, we could have taxable income in excess of cash available for distribution. In such circumstances, we might have to borrow money or sell investments on unfavorable terms in order to meet the distribution requirement applicable to a REIT. See "Federal Income Tax Considerations--Overview of REIT Qualification Rules--Annual Distribution Requirements" in this prospectus.

Other Risks

OUR CURRENT AND POTENTIAL INVESTMENTS IN SELF-STORAGE BUSINESSES THAT ARE NOT REAL ESTATE-RELATED MAY RESULT IN LOSSES WHEN ECONOMIC CONDITIONS CHANGE. We have invested in self-storage businesses that are not real estate-related and we might make more of these investments. For example, we have invested in Shurgard Storage to Go, Inc., a business that provides customers with local delivery, pick up and storage of individual storage containers. Shurgard Storage to Go faces the same risks that we do regarding losses resulting from competition and decreases in rent in the self-storage market. In addition, because Shurgard Storage to Go does not have significant real-estate holdings or other marketable assets to borrow against, it might have difficulty borrowing necessary operating funds or attracting additional investments if economic conditions change, putting our investment at greater risk of loss.

WE MAY NOT BE ABLE TO REPAY OUR DEBT FINANCING OBLIGATIONS. We might not have sufficient net cash flow from our operations to meet required payments of principal and interest under our loans. As a result, we might not be able to refinance the existing indebtedness on the properties or might have to enter into credit terms that are less favorable than the terms of our existing indebtedness.

WE HAVE AN INVESTMENT IN INTERNATIONAL OPERATIONS THAT CARRY RISKS IN ADDITION TO OUR U.S. OPERATIONS. We invest in operations outside the United States. We face risks inherent in international business operations, including currency risks, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, difficulties in staffing and managing international operations, potentially adverse tax burdens, obstacles to the repatriation of earnings and cash, and burdens of complying with different permitting standards and a wide variety of foreign laws. Each of these risks might impact our cash flow or impair our ability to borrow funds, which ultimately could adversely affect our ability to repay loans and make expected distributions to shareholders.

Employees

As of December 31, 2001, the Company employed approximately 1,000 persons. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2001.

Name	Age	Positions and Offices with the Company
Charles Barbo	60	Chairman of the Board, President and Chief Executive Officer
Harrell Beck	45	Director, Senior Vice President, Chief Financial Officer and Treasurer
David Grant	48	Executive Vice President
Christine McKay	40	Senior Vice President, Secretary and General Counsel
Steve Tyler	49	Senior Vice President, Operations

_________

For Mr. Barbo's and Mr. Beck's biographies, see our proxy statement for the annual meeting of shareholders to be held on May 14, 2002.

David Grant has served as our Executive Vice President and Director of Real Estate Investment since July 1993. He became President of Shurgard Europe (previously SSC Benelux & Co., SCA) effective January 1, 1996. Mr. Grant joined Shurgard Incorporated in November 1985 as Director of Real Estate Investment and continued to serve in that capacity until the Merger. He also served as an Executive Vice President of Shurgard Incorporated. Mr. Grant was previously a manager with Touche Ross & Co., where he was employed for approximately 10 years providing financial consulting, accounting and auditing services primarily to clients in the real estate, construction and engineering industries. Mr. Grant has a Bachelor of Arts degree in Business Administration and a Bachelor of Science degree in Accounting, both from Washington State University.

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

Item 2 - Properties

The Company owns or leases, as of December 31, 2001, directly and through its subsidiaries and joint ventures, 449 properties (including 447 self storage properties), 377 of which are located in 20 states and 72 which are located in Europe. The 449 properties include 47 in which we hold joint venture interests ranging from 50% to 99%. Our self storage properties are designed to offer accessible storage space for personal and business use. Individuals typically rent individual units in self storage properties for storage of personal belongings such as furniture, appliances, boats and other household and recreational goods. Businesses typically rent space for storage of business property such as equipment, seasonal goods, records and fixtures. We believe that it is desirable to have commercial customers because they tend to rent larger units, stay for longer terms, are more reliable payers and are less sensitive to price increases. Based on a survey of our customers conducted during 2000, we estimate that commercial users account for approximately 25 - 30% of our total customer base.

Our self storage properties are divided into a number of self-enclosed rental units that generally range in size from 25 to 360 square feet. Many properties have uncovered storage outside the buildings for parking motor vehicles, boats, campers and other similar items suitable for outside storage. Additionally, a number of our properties include climate-controlled storage units for which we typically charge a premium.

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

Although our stores range considerably in size, most properties consist of one or more single-story buildings. The smallest store has approximately 21,000 net rentable square feet, while the largest store has approximately 290,000 net rentable square feet. The properties generally are constructed with concrete block or tilt-up concrete panels, with steel columns or precast concrete columns that rest on concrete footings and slabs, and have built-up tar roofs or pitched truss roofs with shingles or standing seam metal roofs. The interior walls are generally constructed with metal studs and partitions or other construction materials that are secure but readily movable. The parking areas and driveways are generally asphalt or concrete. All stores have fencing, floodlights, and electronic gates.

In some cases, multistory buildings have been converted into self storage properties. In addition, similar multistory buildings for self storage have been constructed in dense urban areas where land costs, zoning and other development considerations make it impractical or undesirable to construct single-story buildings.

The following table sets forth information regarding weighted average occupancy and weighted average rent per square foot for the self storage properties and business parks owned or leased by us for the years ended December 31, 2001, 2000, and 1999. The occupancy and rental information in this and the following table is affected by new stores, which, once opened, go through a "rent-up" period during which occupancy is generally lower than at later stages.

  Includes 377 facilities owned or leased by us and entities controlled by us. The remaining 102 facilities are owned or leased by entities in which we have a non-controlling interest. See Schedule III in our Consolidated Financial Statements for a complete list of properties for which financial information is consolidated by us.
  Revenue includes all Same Store and New Store revenue regardless of ownership interest in the property.

The following table sets forth information for all properties for which we have an ownership or leasehold interest regardless of percentage ownership. The table provides weighted average occupancy and weighted average rent per square foot for the years ended December 31, 2001 through December 31, 1997.

(1) European information for 1997 is not included as the operations in Europe were in the very early stages and as such the occupancy and rates are not comparable to more recent years.

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

Other Properties. The Company owns two business parks located near Tacoma, Washington and Burke, Virginia. The business parks were built in 1979 and 1984 they contain an aggregate of approximately 158,000 net rentable square feet.

Item 3 - Legal Proceedings

None.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2001.

PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the NYSE under the symbol "SHU." As of March 4, 2002 there were 18,747 holders of record of our common stock and the reported NYSE closing price per share of common stock was $33.45.

The table below sets forth for the fiscal periods indicated the high and low closing prices per share of Common Stock as reported in published financial sources, and distributions declared.

______

(1) Distributions declared by the Board of Directors based on financial results for the quarter specified, but declared and paid in the following quarter.

Holders of shares of common stock are entitled to receive distributions when declared by our Board of Directors out of any assets legally available for payment. Our bank line of credit limits our dividends to no more than 95% of funds from operations. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - FUNDS FROM OPERATIONS). For years prior to January 1, 2001, we were required to distribute annually to our shareholders at least 95% of our "REIT taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income. As a result of legislation passed in December 1999, this distribution requirement has been reduced to 90% beginning January 1, 2001.

Item 6 - Selected Financial Data

(1) For the years 1999, 2000 and 2001, European operations are not consolidated but are reported under the equity method. For the years 1997 and 1998, the European operations were consolidated.

(2) Total borrowing includes participation rights liability net of discount (See Note H to our Consolidated Financial Statements).

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Shurgard Storage Centers, Inc. is a REIT headquartered in Seattle, Washington, specializing in all aspects of the self storage industry. As of December 31, 2001, we operated a network of 477 storage centers and two business parks located throughout the United States and in Europe. Of these properties, we own or lease, directly and through our subsidiaries and joint ventures, 449 operating properties containing approximately 28.3 million net rentable square feet. Of the 449 operating properties, 377 are located in 20 states in the U.S. and 72 are located in Europe. We also manage for third parties, 30 self storage centers containing approximately 1.7 million net rentable square feet. Self storage properties offer low-cost, easily accessible storage space for personal and business uses.

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

During 2001, we opened or acquired 21 domestic storage centers directly or through joint ventures. Additionally, our European investment opened 25 developments during 2001. These European developments are located as follows: one in Belgium, five in France, nine in the Netherlands, six in Sweden, two in Denmark, and two in the United Kingdom. The following discussion of operations provides additional comparative financial information and discussion of each of the areas of growth, including Segment Performance, Ownership and Leasing Arrangements, European operations and other forms of real estate investments. A discussion of capital expenditures, financing transactions and liquidity is also included.

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO UNCERTAINTIES INCLUDING THE RISK THAT COMPETITION FROM NEW SELF STORAGE FACILITIES OR OTHER STORAGE ALTERNATIVES MAY CAUSE RENT TO DECLINE AND MAY CAUSE OCCUPANCY RATES TO DROP, TAX LAW CHANGES MAY CHANGE THE TAXABILITY OF FUTURE INCOME AND #9; INCREASES IN INTEREST RATES MAY INCREASE THE COST OF REFINANCING LONG TERM DEBT. WE MAY ALSO BE AFFECTED BY LEGISLATION OR CHANGES IN REGULATIONS OR INTERPRETATIONS REGARDING ACCOUNTING STANDARDS APPLIED TO SOME OF THE COMPANY'S EXISTING FINANCIAL AND JOINT VENTURE STRUCTURES. ACTUAL RESULTS MAY ALSO DIFFER IF INCREASES IN LABOR, TAXES, MARKETING AND OTHER OPERATING AND CONSTRUCTION EXPENSES OCCUR. Other factors which could affect our financial results are described below and in Item 1 (Business) of this Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

SEGMENT PERFORMANCE

When managing our real estate assets, we evaluate performance in two segments. The first segment, Same Stores, represents those storage centers and business parks that are not in the rent up stage and for which historical information is available. The second segment, New Stores, represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. We evaluate all stores on the same basis regardless of ownership interest in the property. The following sections discuss the performance of these segments for domestic properties.

Same Stores

In 2001, we continued our focus on increasing net operating income (NOI) from our existing real estate assets. The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Historically, newly developed properties have reached stabilization in an average of approximately 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at December 31, 2001 and 2000.

Same Store Results (1)

__________

  Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2) Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

(3) Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(4) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

NOI has risen over the last three years due to increases in revenue, which is a function of changes in rental rates and occupancy. While the storage business is seasonal, spring and summer being peak occupancy periods, the cycle is annual and the annual revenue trend from 1999 to 2001 reflects general market changes. Revenue gains from 2000 to 2001 resulted primarily from rental rate increases, while gains from 1999 to 2000 resulted from rate increases and occupancy improvements.

The business trends in most of our markets, although slowing, continued to be positive throughout 2001. During 2001, we experienced increased competition in several of our markets where competitors have opened in the vicinity of our stores. Markets significantly impacted by this increased competition include Florida and Michigan. We believe that the quality of our storage centers as well as our geographic diversity helps mitigate the impact of competition in individual markets. Market conditions in California, Indiana, and Oregon contributed to above average revenue and NOI increases.

During the first half of 2001 we experienced revenue growth in the range of 8% to 9%, an upward trend that started during the second half of 2000, we believe, as a result of our new sales and marketing programs that we started in early 2000. We began to annualize on these revenue gains during the second half of 2001 and, as a result, we saw a decrease in year over year revenue growth during the second half of 2001 in the range of 4% to 6%. We believe that part of the slower growth rate in year over year revenues is a function of changes in the overall economy and a leveling off in incremental sales from the sales and marketing efforts started in early 2000. As a result, we have been examining our marketing and sales programs to identify areas for potential improvement. During the spring and summer of 2001, we reorganized our national sales center operations and, in the process, experienced higher than normal personnel turnover, higher call abandonment and lower sales closing ratios. The national tragedy on September 11th further contributed to lower sales volumes as the number of calls dropped significantly in the first few weeks after the attack. The focus on the sales center is on proper training and staffing in order to improve abandonment and closing ratios. Both indicators improved significantly during the last half of 2001. Additionally, as a result of an evaluation of our marketing and sales initiatives, we have discontinued certain discount programs that we believe were inefficient and reduced our direct sales force in certain markets where the marginal results did not exceed the benefits.

Direct operating expenses were up 3.1% in 2001 from 2000 compared to 6.9% from 1999 to 2000 as the expenditures for marketing and sales campaigns implemented during 2000 annualized. Direct operating expenses were up 6.9% in 2000 compared to 1999, primarily due to marketing and sales expenditure increases of approximately 50% for the new marketing campaigns and sales center programs. These programs were implemented during the first half of 2000 and continued to ramp up during the remainder of 2000. By the second half of 2001 the year over year expense growth began to level off.

Additionally, decreased indirect operating expenses resulted in NOI after indirect costs increasing 8.6% for 2001 compared to 5.9% for 2000. Our definition of indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Same Store indirect operating expenses rose 16.3% from 1999 to 2000 primarily due to marketing, sales and technology expenses related to the initiatives implemented in early 2000. This expense growth moderated during the last half of 2001. The decrease from 2000 to 2001 is the result of economies of scale realized by operating a larger number of stores in 2001.

We believe that, given the current economic environment, 2002 Same Store results will be in line with long-term historical trends. We expect NOI, revenue and expense growth rates in the 4-6% range. These expectations regarding growth constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act and are based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the statement. The risks and uncertainties that may cause these assumptions and this forward-looking statement to prove to be incorrect include the risks that implementation of the business plan, including marketing and sales initiatives, will not be successful and that our earnings, expenses or revenues may be affected by other factors, such as the risk that competition from new self storage facilities or other storage alternatives may cause rents to decline, occupancy rates to drop, or delays in rent-up of newly developed properties. We may experience increases in labor, taxes, marketing and other operating expenses.

New Stores

Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired or leased as of January 1 the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. The following table summarizes New Store operating performance as defined at December 31, 2001 and 2000.

(1) Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2) Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

(3) Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(4) Represents the sum of the number of months we operated each property during the year.

(1) Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2) Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

(3) Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(4) Represents the sum of the number of months we operated each property during the year.

Increases from year to year in NOI for the new store portfolio reflect the greater number of properties and, correspondingly, property months for the periods presented. Although this increase gives some indication of how much of our overall NOI growth results from new stores, we do not regard it as a good method of evaluating the performance of assets within this segment. Rather, we use other methods, primarily comparisons of actual results to targeted NOI for the appropriate period from opening or at maturity. The performance of our domestic acquisitions and developments are discussed in the sections that follow.

Domestic Acquisitions

We continue to selectively seek acquisition opportunities for high quality storage centers that meet our investment standards. We typically target our acquisitions to generate a yield of 9.5-11%. We have limited our efforts to pursue only those storage centers that enhance our existing network of stores (i.e. establish greater market presence or expand an established market to create greater economies of scale). The operating results of our acquisitions are discussed below in order to show the impact of our operating strategies since the acquisition date.

The following table summarizes our acquisition activity from 1999 to 2001.

  Four of these properties were acquired through a lease of the building and land and are not included in the table data for purchase price and yield. (See discussion under OWNERSHIP AND LEASING ARRANGEMENTS - Tax Retention Operating Leases)
  Yield is calculated as December 2001 NOI annualized divided by the purchase price.

During 2001, we purchased four storage centers totaling 234,000 net rentable square feet for $19.3 million and began leasing an additional four storage centers totaling 303,000 net rentable square feet. Three of these properties are located in California, three in Michigan, one in Florida and one in Illinois and three of these properties were acquired in the fourth quarter. The average occupancy and current yield of these properties is well below our projected stabilized target as four were newly built and are still in rent-up. The 2002 projected yield on these properties is 12% (calculated as projected 2002 NOI divided by the purchase price). These projections are based on various assumptions and actual results may vary due to the factors discussed in the Overview and Risk Factors in (Item 1) Business of our Annual Report on Form 10-K.

One of the properties acquired in 2000 is located in California and six are located in Texas. The 1999 acquisitions were located in Arizona, California, Florida, Texas and Washington. The operating results of four of these 1999 acquisitions are included in Same Store Results for 2001 and in New Store Results for 2000. Seven of these 12 stores acquired in 1999 and 2000 were in lease-up at the time of acquisition with an average occupancy of 76% and an average rate of $11.51. As of December 31, 2001, occupancy in these stores averaged 90% and rates averaged $11.48. These 12 properties have a December 2001 yield of 12%, which is greater than projected at the time of purchase.

Domestic Development

Our long-term growth plan includes development of new storage centers in markets in which we currently operate. This is primarily due to our focus on maintaining high quality standards and consistent building design to develop brand awareness. Implementation of this development strategy through early 2001 has focused on internally financed projects developed primarily through development financing joint ventures. During 2001, we changed to a new method of implementing this growth strategy through build-to-suit, tax retention operating leases under which we have an option to purchase the related properties (see Tax Retention Operating Leases under OWNERSHIP AND LEASING ARRANGEMENTS).

The following table summarizes our domestic development activity from 1999 to 2001.

We typically target yields for developments at 11% to 12%. Yield is calculated as projected annualized NOI divided by the construction cost. We can give no assurance that the projections noted above regarding the development projects will occur. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, increase more than projected. See Risk Factors in (Item 1) Business of our Annual Report on Form 10-K.

Four of the storage centers opened in 2001 were developed through our Tax Retention Operating Leases (See OWNERSHIP AND LEASING ARRANGEMENTS), one was developed through our Florida joint venture, one was developed through our Oklahoma joint venture and the remaining seven were developed by SSCI. Of these 13 properties, ten of them opened in the second half of the year with six of those opening in the fourth quarter. Accordingly, December 2001 NOI is not meaningful as a percentage of stabilized NOI at maturity.

Three of the storage centers opened in 2000 were developed through our Tennessee and Florida joint ventures and 18 were contributed to CCP/Shurgard Venture, LLC (CCP/Shurgard). The 2000 developments together generated $2.2 million in NOI for the 12 months of 2001. Of these 21 stores, nine of these opened in the fourth quarter of 2000. For the month of December 2001, these developments had NOI of $318,000, which represents 32% of projected monthly NOI at maturity, and averaged 54% occupancy. Many of these stores have experienced higher than anticipated expenses primarily in the category of real estate taxes, where expenses during 2001 were approximately $350,000 higher than anticipated. We are aggressively contesting these through appeals. Additionally, these stores are facing strong competition in their markets and are leasing up slower than expected. Although we expect to be able to reach our revenue goals for these properties in the long run, our stabilized yield will be below the targeted yield if we are unsuccessful in our real estate tax appeals.

Of the 21 stores opened in 1999, six were developed through our Florida joint ventures, three were contributed to CCP/Shurgard and nine were contributed to Shurgard/Fremont Partners II (SFPII). These 1999 developments together generated $9.5 million in NOI for the 12 months of 2001. For the month of December 2001, these developments had NOI of $922,000, which represents 81% of projected monthly NOI at maturity, and averaged 77% occupancy. This group of stores includes five stores that have been slower to reach stabilization than projected and are below 70% occupancy at December 31, 2001. We still expect these properties to meet their expected yield. The operating results of these 1999 developments are included in Same Store Results for 2001 and New Store Results for 2000.

OWNERSHIP AND LEASING ARRANGEMENTS

We have various ownership and leasing arrangements with respect to properties included in our Same Store and New Store portfolios. The table below includes information as of and for the year ended December 31, 2001 which identifies the proportion of Same Store and New Store results attributable to each of these various arrangements. The following tables include 100% of the cost, operating results and other information presented regardless of our percentage ownership interest in that property. Each of the categories presented is discussed in greater detail in sections following the table.

  Includes owned and leased properties in which we have a 100% interest.
  Includes properties developed by CCP/Shurgard .
  Includes properties in which we own an interest less than 100% but which are consolidated in our financial statements.
  Includes properties that are not consolidated in our financial statements because we own less than 100% and do not exercise control.
  Includes properties acquired or developed through our tax retention operating lease arrangements.

The tables below include our pro rata portion of cost, operating results and other information for our consolidated and unconsolidated joint venture properties.

Wholly Owned or Leased

Most of our storage centers are owned or leased directly or through wholly owned subsidiaries. Additionally, as of December 31, 2001, we operate 8 properties that are built on land subject to long-term leases and 8 properties leased under short and long-term building leases. All short-term building leases include purchase options.

Development Financing Joint Ventures

In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO, see FUNDS FROM OPERATIONS), we have pursued alternative financing options. In connection with this initiative, we formed four joint ventures, SFPI in May 1998 with Fremont Storage Partners I, SFPII in March 1999 with Fremont Storage Partners II, Shurgard/K&S I, LLC in October 1999 with K&S Storage, LLCand CCP/Shurgard, as referenced above, in May 2000 with an affiliate of JP Morgan Partners. Under these joint venture agreements, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. As a result of this option or put, we have continuing involvement with these joint ventures and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for these joint ventures as financing arrangements and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partners' share of the estimated option purchase price. The discount is amortized over the term of the related agreement. During 2001, we exercised our option to acquire our joint venture partner's interest in three of the four joint ventures for a total of $69.4 million. These were accounted for as a reduction in participation rights liability.

As of December 31, 2001, we include the operations of 21 storage centers owned through CCP/Shurgard, a joint venture in which we own a 20% legal interest. Due to the details of the property contribution and purchase option related to this joint venture described above, we account for this joint venture as a financing arrangement and include all of the operating results of the properties in our financial statements. These properties are subject to $65 million in mortgage debt. During the past four years we operated an additional 32 storage centers under similar arrangements, but these storage centers are now wholly owned.

The following is a summary of the participation rights balances for the years ended December 31, 2001, 2000 and 1999:

Tax Retention Operating Leases

In 2001, we executed an agreement with a third party, Storage Centers Trust 2001 (SCT) to enter into up to $250 million worth of tax retention operating leases. SCT is a trust which takes title to the development properties identified by us, constructs them to our specifications and then leases them to us for a period of four years with available extensions. We anticipate that most of our development properties over the next two years will be purchased by SCT and leased through this facility. Under the lease and related agreements, we will function as construction agent and tenant. We have the option to acquire a property at or before the end of its lease term. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement. If we elect to purchase the property, the purchase price will be equal to the total property cost plus interest carry and a fixed equity return to SCT at a combined rate of approximately 150 basis points over London Interbank Offering Rate (LIBOR). Prior to such purchase, we will have no ownership interest in these properties. The lease term for these properties begins upon SCT's acquisition of the land and/or an existing storage center. Financing for acquisitions is provided under a credit facility provided by commercial banks to SCT. Rent commences under the lease upon completion of construction and equals the lesser of 85% of the storage center's positive monthly net operating income or SCT's interest carry costs. In connection with these leases, we have residual lease guarantees totaling 87% of SCT's property costs. Under the terms of the lease, if we do not elect to exercise our purchase option and the properties are sold to a third party for less than SCT's property cost, then we are liable for the difference up to the guarantee amount. Guarantees under these tax retention operating leases limit the borrowing availability under our line of credit.

As of December 31, 2001, we have entered into a four-year leasing arrangement on 22 storage properties. The leases include a purchase option and a residual lease guarantee. As of December 31, 2001, we are operating seven of these storage centers and are engaged as construction agent on 15 properties, two of which we have subcontracted the construction management to an affiliate.

The following table summarizes the properties and obligations under these Tax Retention Operating Leases as of December 31, 2001.

  The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.
  Includes amounts for which we have not yet been reimbursed as construction agent.
  We have subcontracted out the construction agent responsibilities for two of these properties to an affiliate.

Consolidated Joint Ventures

We operate four storage centers owned through a joint venture with a California developer. Under our agreement with this developer, it purchases sites in southern California and constructs storage centers on them according to our specifications. Upon completion of the rent-up period, the storage centers are purchased by a joint venture. Prior to such purchase, we have no ownership in the properties and accordingly, they are not included in any discussions in our operating results. The developer's interest in the joint venture is based upon a predetermined formula and the fair value of the property at contribution. During 1999, the joint venture purchased one of the completed storage centers for $3.1 million; during 2000 the joint venture purchased an additional completed storage center for $11.0 million; and during 2001, the joint venture purchased two of the completed storage centers for $13.4 million.

Additionally, we have two partnerships with institutional investors owning 12 storage centers and two joint ventures which own two storage centers. Our ownership in these joint ventures ranges from 78% to 99%.

Unconsolidated Joint Ventures

In addition to utilizing the experience of our in-house real estate development personnel, we have established relationships with quality storage operators outside our current markets. We believe that the most efficient way to operate storage centers is to saturate a market to create brand awareness and allow certain economies of scale in operation processes and advertisement. These relationships create an instant presence in a new market as affiliate owned centers begin using the "Shurgard" name. In exchange for the use of our name, computer systems and general operations support services, the affiliate pays us an affiliation fee. Additionally, these affiliation agreements provide the framework for the joint development of additional storage centers, allowing us to take advantage of the local operator's market knowledge. It is our intention that future joint development projects with these affiliates will be done under the Tax Retention Operating Lease arrangement discussed above.

The 29 properties in joint ventures have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures have assets with a gross book value of $99.2 million and debt of $64.2 million secured by the storage centers. Additionally, we have guaranteed $19.0 million of certain joint venture loans.

 EUROPEAN OPERATIONS

European operations are conducted through Shurgard Self Storage, SCA (Shurgard Europe), a joint venture in which we have a combined 7.57% direct and indirect equity interest. At December 31, 2001, Shurgard Europe (formerly named SSC Benelux & Co, SCA) was operating in Belgium, Sweden, France, the Netherlands, the United Kingdom and Denmark.

Shurgard Europe is a Belgian joint venture in which we own 2.66%, four unaffiliated institutional investors own 43.26%, our European operating partners own .25% and Recom & Co SNC (Recom) owns 53.83%. Our European operating partners are European entrepreneurs who worked with us in 1995 to establish the European operations and who joined us as original investors at that time. Recom is a Belgian partnership in which we, our European operating partners and some Shurgard Europe employees have ownership interests as described below. Our interests and those of Recom and some of our European partners reflect fully diluted equity interests, after taking into account the exercise of warrants as described below. The four institutional investors, consisting of European and U.S. banking, insurance and real estate institutions, acquired their interests in October 1999 through a commitment to invest 122 million Euro in the joint venture. On February 27, 2001, the joint venture obtained commitments from all of its owners to invest an additional 28 million Euro, which may be drawn on until December 31, 2002. The commitments were made substantially pro rata and, therefore, did not alter the percentage ownership of the parties. At December 31, 2001, Shurgard Europe had drawn on 98.5 million Euro of the initial commitment from the institutional investors and had not yet drawn on any of the additional February 2001 commitment.

Shurgard Europe is managed by a board of managers in which we hold 50% of the votes, our European operating partners hold 7% and the European investors collectively hold 43%. Substantially all major decisions require approval of managers holding at least 80% of the votes. The joint venture agreement provides that if, by December 31, 2004, the institutional investors have not had an opportunity to liquidate their interests through an initial public offering or a sale of all their interests, then they may initiate steps that could lead to an initial public offering or to the sale of Shurgard Europe or its assets in accordance with prescribed procedures. All partners' interests in Shurgard Europe are subject to a right of first refusal. We, Recom and our European operating partners are subject to other restrictions on transfer and sale. The operation of these provisions could substantially affect our ownership interest in and the structure of our European investment.

Recom, which holds a 53.83% interest in Shurgard Europe as described below, is a Belgian partnership in which we own a 9.11% interest and our European operating partners and an entity comprised of some Shurgard Europe employees own collectively a 1.24% interest. The remaining 89.65% interest is held by a trust funded by a commercial banking group through which Recom has established a $168.5 million credit facility. As a general partner of Recom, we are contingently liable for repayment of any amounts outstanding under the credit facility in the event of default. Balances under the credit facility are unsecured, bear interest at LIBOR plus 1.5% (plus certain additional costs) and mature on June 21, 2003. The loan contains customary affirmative and negative lending covenants and default provisions that apply to us, our other Recom partners and Shurgard Europe and could be due prior to maturity in the event of default by us or them in our or their separate indebtedness. Recom is managed by one of our European operating partners who is responsible for day to day operations. Any significant capital commitment or any sale of assets requires unanimous approval of all partners. We, our European operating partners and some of the Shurgard Europe employees have the right to increase our respective equity interests in Recom, pro rata in proportion to our existing ownership, by purchasing additional shares at a Euro fixed price. For example, if these partners were to purchase additional interests to provide capital for repayment of the credit facility balance at December 31, 2001, our interest would increase to 87.65%. If we were the only party to purchase additional interests for this purpose, our interest would increase to 99.58%. One of our European operating partners has an option, exercisable in June 2003, to purchase the trust's interest in Recom identified above for a fixed price and is subject to a put option, exercisable also in June  2003, with respect to the same interest at the same price.

As of December 31, 2001, Recom's investment in Shurgard Europe consisted of current equity of 14.9 million Euro (US$12.8 million) and warrants to purchase additional equity for 106.3 million Euro (US$91.9 million). In addition, Recom has funded Shurgard Europe subordinated debt of 112.4 million Euro (US99.5 million) which bears interest at 8.25% per annum and matures in 2009. Recom's 53.83% interest in Shurgard Europe referred to above reflects the exercise of these warrants in full.

Under this structure, of the 7.57% aggregate interest we currently own in Shurgard Europe, we hold 2.66% directly and 4.89% indirectly through Recom. If we were to increase our interest in Recom to the largest percentage identified above, our indirect interest in Shurgard Europe through Recom would increase to 53.60% and our aggregate interest in Shurgard Europe would be 56.26%.

Our portion of net loss was $1.6 million, $1.4 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. These results are reported under Expenses as "Loss from Other Real Estate Investments" in our Consolidated Statement of Net Income. Our portion of losses from FFO was $991,000, $855,000, and $185,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In order to take advantage of the investment opportunity, Shurgard Europe is accelerating its expansion rate in Europe. Although the operations of existing stores are improving, this expansion will produce losses for the next three to four years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of European operations are not consolidated in our financial statements, but rather our interest is accounted for under the equity method of accounting. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

European Business Summary

Since 1992, Shurgard Europe has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. European consumers tend to live in more crowded population densities and smaller living spaces that make self storage an attractive option. As of December 31, 2001, Shurgard Europe had 72 storage centers operating in six countries.

The self storage industry is not well established in much of Europe, and we believe this presents Shurgard Europe with the opportunity to become a dominant player throughout Western Europe. Although we are seeing other industry players entering the European markets, we believe that the supply being added to the market still leaves significant opportunity when compared to the overall size of the market. Shurgard Europe and its subsidiaries have established expansion plans that focus in four markets: the Benelux region (which includes Belgium, Luxembourg and the Netherlands), France, Scandinavia (including Sweden and Denmark) and the UK. The following tables include certain financial and operating information that illustrate the performance of Shurgard Europe.

  Total net rentable square feet and estimated total cost when all phases are complete.
  Includes stores that have been operating more than 12 months, figures represent end of period average.
  Average rental rates per square foot is calculated as the weighted average rate of all existing contracts as of December 31.
  In the respective local currencies, compared to December 31, 2000.

Certain Financial Data of Shurgard Europe

  Includes unsecured debt between Shurgard Europe and Recom of $91.9 and $88.9 million as of December 31, 2001 and 2000, respectively.

European Same Store Operations

The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined for the years ended December 31, 2001, 2000 and 1999.

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

In 2001, Shurgard Europe increased rental rates of Same Stores an average of 3.2% while occupancy rose nine percentage points. These rate increases, as well as increases in occupancy, resulted in the 17% revenue increase from 2000 to 2001. Direct property expenses decreased 3.8% due to decreases in marketing expenses and certain real estate taxes. The decrease in indirect operating expenses is the result of spreading certain fixed costs over more stores as our European network expands.

In 2000, Shurgard Europe increased rental rates of Same Stores an average of 9% while occupancy rose eight percentage points. These rate increases, as well as increases in occupancy, resulted in the 18% revenue increase from 1999 to 2000. Increases in revenue combined with maintaining expenses at a 3% growth resulted in the 27% Same Store NOI growth over 1999.

European Development

Shurgard Europe's strategy is to quickly dominate markets they enter by building a network of high quality storage centers that can be managed with economies of scale. There are few storage centers available for acquisition, so Shurgard Europe has focused on a strategy of in-house development for most of its European stores. Through this strategy, it is able to maintain high quality standards and consistent building design to develop brand and product awareness. Each development project progresses through a series of review processes from initial review, through due diligence, final review and finally to the land purchase and construction. We believe the success of this strategy has been greatly enhanced as a result of the substantial experience Shurgard Europe has gained through the development of over 95% of its European properties. Shurgard Europe opened 25 storage centers in 2001, 19 in 2000 and 12 in 1999. The following table summarizes European developments by country in U.S. dollars during the past three years:

(1) The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. See Risk Factors in (Item 1) Business of our Annual Report on Form 10-K.

During 2001, Shurgard Europe opened 25 storage centers with an estimated total cost of $109 million and net rentable square feet of 1.3 million when all phases are complete.

The 19 storage centers opened in 2000 have a total cost of approximately $83 million and net rentable square feet of 1.1 million when all phases are complete. The average occupancy at the end of December 2001 was 59% after an average of 15 months of operations. These storage centers generated $2.2 million of NOI for the year ended December 31, 2001.

The 12 storage centers opened during 1999 had an average occupancy of 73% after an average of 26 months of operations and together generated $4.0 million of NOI for the year ended December 31, 2001. For the month of December 2001, net operating income for these developments represented 75% of projected monthly NOI at stabilization (as measured in the relevant local currency).

In addition to the above completed developments, Shurgard Europe currently has another 10 storage centers under construction. The following table summarizes European development projects in progress at December 31, 2001.

  The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

In the current state of the European self storage market, we believe that a strategy of growth through development will result in higher returns over the long term. A development strategy, however, creates a short-term dilution of earnings during the rent-up phase of a project. Although certain costs, including real estate taxes and interest, are capitalized during the construction period, NOI does not generally exceed interest expense on development projects for at least the first year of operations. The amount of rent-up deficit and the timing of positive cash flow cannot be predicted with certainty as it is based on a number of factors including length of rentp, ability to collect stated rental rates on leased units, actual operating expenses incurred and the time of year a property opens. Another result of this rent-up period is a decrease in our operating margins as new property expenses are added, but the related revenue stream does not hit stabilized levels until occupancy reaches 85%.

CONSOLIDATED STATEMENT OF INCOME

Income before extraordinary items decreased 14.3% from 1999 to 2000 primarily because of an increase in the amortization of participation rights discount and interest on loans related to our development activity and increased 12.5% from 2000 to 2001 primary due to the gain from sale of property and increased performance from store portfolio offset by increased participation rights amortization.

Real estate operations revenue rose 14.5% from 1999 to 2000 and 13.0% from 2000 to 2001 as a result of factors discussed under SEGMENT PERFORMANCE. Operating expense rose 23.0% from 1999 to 2000 and 18.5% from 2000 to 2001, while real estate tax expense rose 13.7% from 1999 to 2000 and increased 12.3% from 2000 to 2001. In addition to the expenses identified under SEGMENT PERFORMANCE, operating expenses include internal acquisition costs and development expenses related to discontinued efforts of $765,000, $376,000 and $461,000 for 2001, 2000 and 1999, respectively. Additionally, direct and indirect operating expenses of $2.6 million for our containerized storage operations beginning June 30, 2001 as well as $2.2 million in expenses related to our role as construction agent for SCT are included in operating expenses for 2001. All other amounts are included in NOI after indirect operating and leasehold expenses and are discussed in SEGMENT PERFORMANCE.

Other revenue increased $4.6 million from 2000 to 2001 due to $2.2 million in fees related to our role as construction agent for the Tax Retention Operating Leases (see Tax Retention Operating Leases under OWNERSHIP AND LEASING ARRANGEMENTS), as well as revenue from our containerized storage operations which we began consolidating June 30, 2001 totaling $2.0 million.

Depreciation and amortization increased 10.7% from 1999 to 2000 and 11.2% from 2000 to 2001. This increase reflects the increased number of stores included in our consolidated financial statements over the same period of time.

General and administrative expenses increased $718,000 from 1999 to 2000 and $6.9 million from 2000 to 2001. The increase from 1999 to 2000 resulted from higher personnel and information technology expenses which are primarily related to our growth. The increase from 2000 to 2001 includes expenses associated with the disposal of two containerized storage warehouses. Excluding the effect of the disposal of these warehouses, general & administrative expense increased $2.8 million, primarily due to costs related to the restatement of our financial statements during 2001, the negotiations of certain joint venture agreements and increases in personnel and information technology expenses related to our growth.

Interest income and other rose $0.8 million from 1999 to 2000 and $2.2 million from 2000 to 2001. Increases for 2001 are primarily due to the gain from sale of property.

Interest expense consists of two components: interest on loans and amortization of participation rights discount. Interest expense on line of credit and notes payable increased $11.1 million from 1999 to 2001 due to an increase in the outstanding balances. This rise represents borrowings to purchase partnership units and to fund development of new storage centers and acquisitions. Additionally, during 2001, we capitalized $1.3 million in interest related to the construction of domestic storage centers while $3.8 million and $6.0 million were capitalized in 2000 and 1999, respectively. The amortization of participation rights discount increased from 1999 to 2001 due to the increase in the number of stores subject to participation rights and changes in the estimated cash flows related to those rights. Amortization of loan costs of $2.1 million, $2.1 million and $1.9 million is included in amortization expense for 2001, 2000 and 1999, respectively.

Minority interest decreased $72,000 from 1999 to 2000 primarily due to the purchase of additional partnership units in Shurgard Institutional Fund LP. The increase of $65,000 from 2000 to 2001 is primarily due to additional capital contributions from our California developer resulting in an increase in their ownership position.

Income tax benefit consists of the current year income tax benefit for Shurgard Storage-To-Go, Inc., for the period since consolidation, including $891,000 related to the accrual of restructuring costs due to the closure of two STG warehouses (see Containerized Storage Operations).

During 2001 we incurred $1.0 million in costs related to the early extinguishment of a $122.6 million note to a financial services company and $0.4 million related to the early extinguishment of the mortgage financing for SFP II.

In 1999, we recorded $1.1 million as a cumulative change in accounting principle in connection with the application of SOP 98-5, "Reporting on the Costs of Start-Up Activities".

OTHER REAL ESTATE INVESTMENTS

The following table shows income (loss) from unconsolidated real estate investments for the years ended December 31, 2001, 2000 and 1999. All income and loss amounts reflect our pro rata ownership percentage and are reported under Expenses as "Loss from Other Real Estate Investments" in our Consolidated Statement of Net Income.

Income (Loss) from Other Real Estate Investments

Containerized Storage

Storage To Go, Inc. (STG), a containerized storage business, is a taxable REIT subsidiary and is subject to corporate level tax. In June 2001, we purchased all of the issued and outstanding shares of STG and converted our outstanding note receivable to equity. As a result of this transaction, we began consolidating STG in our financial statements as of the date of the purchase of the shares. Operating results prior to June 2001 are accounted for under the equity method.

Our unconsolidated pro rata losses for STG included in Other Real Estate Investments for the year ended December 31, 2001, 2000 and 1999, respectively, are $1.7 million, $1.8 million and $2.6 million. Beginning June 30, 2001, STG is consolidated in our financial statements. The amount in other real estate investments for 2001 includes the first six months of operations prior to consolidation (See Containerized Storage Operations).

Unconsolidated Joint Ventures

We have 29 properties in joint ventures in which our ownership interests range from 50% to 90%, and over which we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures generated $9.6 million in NOI for 2001 compared to $8.4 million in 2000. As of December 31, 2001, we had invested a total of $23.7 million in these joint ventures net of income. Additionally, we have guaranteed certain joint venture loans totaling $19.0 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions (Same Stores, Domestic Acquisitions or Domestic Development) under SEGMENT PERFORMANCE.

Participating Mortgages

As of December 31, 2001, we have $2.6 million invested in a participating mortgage loan. This mortgage is non-recourse to the borrower, bears interest at 8% per annum, matures in January 2005 and is secured by a storage center. Additionally, we receive contingent interest payments from the mortgaged property equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreement. Prior to December 2001, we had similar loans outstanding on four other properties. We received $639,000, $422,000, and $562,000 in the years 2001, 2000 and 1999 in contingent interest in connection with agreements related to the five properties. During 2001, we gave notice of our intent to exercise our option to purchase the five properties and, in December 2001, purchased four of the five properties at a cost of $13.8 million, including $10.3 million outstanding under the participating mortgage. We purchased the fifth property in February 2002. Operating results for the five properties are included in same store results for 1999 through 2001.

Containerized Storage Operations

Since 1996 the Company has invested in Shurgard Storage To Go, Inc., a Washington corporation (STG) whose business is to provide services ancillary to self storage, including but not limited to containerized storage services. The Company originally owned five percent (5%) of the Series A Common Stock in STG and 75% of non-voting, Series B Common Stock for a combined economic interest of 71.25%. In June 2001, the Company purchased the 95% of the Series A Common stock of STG which was formerly owned by current and former key employees of the Company for $57,000. At that time, we converted our $16 million note receivable to equity and began consolidating STG in our financial statements. As of December 31, 2001, the SSCI owns 100% of STG.

In March 2001, the Board of Directors decided to close the Chicago containerized storage operations. We incurred approximately $285,000 in expenses related to this closing. In April 2001, we opened a new warehouse in Orange County, California to take advantage of business opportunities in the Southern California market. Despite a new, more aggressive advertising approach, the Orange County warehouse failed to rent up as expected. In the fourth quarter of 2001, based on poor performance outlooks, we decided to close both the Orange County and Atlanta warehouses. We expect the cost of closing down operations in these two locations to total $2.4 million. The $2.4 million exit costs include estimates of the costs associated with subleasing the warehouses, lease termination fees for warehouses and equipment, severance costs, charges to prepaid expenses, estimated loss on sale of containers and estimated loss from operations during closing.

Our losses, net of tax, related to STG for the years ended December 31, 2001, 2000 and 1999 were $5.8 million, $1.8 million and $2.7 million, respectively. The losses for 2001 include expenses accrued in the fourth quarter 2001 in connection with the closure of the Orange County and Atlanta warehouses discussed above, as well as $1.7 million in impairment of existing assets and goodwill. In connection with the warehouse closures discussed above, we performed an impairment analysis on the remaining assets and goodwill related to STG. Impairment expense was calculated as the difference between fair value, using the discounted cash flow method, and the book value. The carrying value of assets related to STG included in our balance sheet at December 31, 2001 total $10.4 million, including $8.0 million in deferred tax assets. The goodwill impairment, asset impairment and exit cost accrual are recorded in "General, administrative and other" on the Consolidated Statement of Net Income.

RECENT ACCOUNTING PRONOUNCEMENTS

New accounting principles: We implemented the SOP 98-5, "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. The initial application is reported as a cumulative effect of a change in accounting principle.

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. We use interest rate swaps to fix a portion of our variable rate debt.

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative reduction to Other Comprehensive Income (OCI) of $348,000. The reduction in OCI was attributable to losses on cash flow hedges. There was no net gain or loss recognized in earnings for the year ended December 31, 2001 due to hedge ineffectiveness. Changes in the time value of an interest rate cap have been excluded from the assessment of hedge effectiveness and are reported in "Interest income and other" on the Consolidated Statement of Net Income, and was $126,000 for the year ended December 31, 2001. Approximately $25,000 of OCI will be reclassified into earnings during the next twelve months through amortization.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 is not expected to have a significant impact on our financial position, results of operations, or cash flows.

In June 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We are required to implement SFAS 142 on January 1, 2002. In connection with the adoption of this statement, we have evaluated our goodwill and have determined that goodwill remaining on the books as of January 1, 2002 is not impaired. The remaining goodwill of $25 million has been determined to have an indefinite life; therefore, amortization of this goodwill will cease upon adoption of this statement as well as amortization of a trademark. All remaining intangibles have been assigned to specific assets and have determinable useful lives.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We do not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations.

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

FFO for 2001 increased $5.8 million over 2000 FFO, which had risen $2.1 million over 1999. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments. In 2002, assuming we grow Same Store NOI after indirect operating and leasehold expense at 4 to 6% and we continue to lease new developments from SCT, we expect FFO to increase $25 million to $30 million. This expectation regarding FFO growth constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act and is based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the statement. The risks and uncertainties that may cause these assumptions and this forward-looking statement to prove to be incorrect include the risks that implementation of the business plan, including marketing and sales initiatives, will not be successful and that our earnings, expenses or revenues may be affected by other factors, such as the risk that competition from new self storage facilities or other storage alternatives may cause rents to decline, occupancy rates to drop, or delays in rent up of newly developed properties. We may experience increases in labor, taxes, marketing and other operating and construction expenses. For a discussion of the factors that might cause these assumptions not to occur see SEGMENT PERFORMANCE, Other Real Estate Investments, Containerized Storage, and Risk Factors in (Item 1) Business of our Annual Report on Form 10-K.

INVESTING TRANSACTIONS

In 2001, we invested $19.3 million in the acquisition of four storage centers, $38.9 million in domestic development and expansion projects, and $7.1 million in capital improvements to our existing portfolio. The $2.0 million increase in other real estate investments reflects the amount invested in joint ventures.

During 2001, we gave notice of our intent to exercise our option to purchase five properties in which we had participating mortgages, and, in December 2001, purchased four of the five properties at a cost of $13.8 million, including $10.3 million outstanding under the participating mortgage. We purchased the fifth property in February 2002. Operating results for the five properties are included in same store results for 1999 through 2001.

In November 2001 we purchased an additional partnership unit in Shurgard Institutional Fund LP for $1.3 million. We currently own 23 of 25 units and are entitled to 92% of this partnership's limited partner distributions.

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

Of the $6.7 million in capital improvements expended during 2001, $2.4 million was for roofs, pavement and sealant, representing approximately $0.09 per net rentable square foot. During 2000, $7.0 million in capital improvements were expended of which $1.7 million was for roofs, pavement and sealant, representing approximately $0.07 per net rentable square foot, while $1.9 million out of a total of $6.2 million was spent for these items during 1999 representing approximately $0.10 per net rentable square foot. Specifically identified capital improvements expected for 2002 total $5.4 to $6.3 million, of which $2.1 to $2.9. million represents roofs, pavement and sealant.

FINANCING TRANSACTIONS

Line of Credit

The balance on the domestic line of credit decreased $42.1 million from December 31, 2000 to December 31, 2001. Draws on the line were used to fund acquisitions, the purchase of partnership units, development activity and general corporate purposes, and payments were primarily made from the proceeds of bond and stock offerings. At December 31, 2001, we had an unsecured domestic line of credit to borrow up to $360 million at a spread over LIBOR, maturing February 2005. Availability under this line of credit is limited based on various financial covenants and guarantees under certain tax retention operating leases. At December 31, 2001, the current available amount was $222.1 million, of which approximately $47.8 million was outstanding. At December 31, 2001, the weighted average interest rate was 3.5%.

The balance on the domestic line of credit during 2000 decreased $12.1 million. Draws on the line were used to fund acquisitions, the purchase of partnership units, development activity and general corporate purposes, and payments were made from reimbursements from joint ventures for development costs. As of December 31, 2000, $89.9 million was outstanding and the weighted average interest rate was 7.9%

Net borrowings under the domestic line of credit during 1999 totaled $20.6 million. Draws on the line were used to fund acquisitions, purchases of partnership units, development activity and general corporate purposes. As of December 31, 1999, $102.0 million was outstanding, and the weighted average interest rate was 7.6%.

Long-term Financing

In February 2001, we issued $200 million in senior unsecured notes (approximately $198.4 million in net proceeds) which are ten year notes bearing interest at 7.75% and are due 2011. The notes require semi-annual interest payments due February 22 and August 22. Additionally, in February 2001, we raised $86.25 million (approximately $83.1 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. In 2001, we raised net proceeds after offering costs of $76.0 million through the sale of 2.7 million shares of Class A Common Stock. Proceeds from these issuances were used to repay balances outstanding under our line of credit, to purchase the partnership interests noted above and to pay off our $122.6 million note payable prior to its maturity in June 2001. In connection with the payoff of the $122.6 million note payable, we incurred approximately $1 million in expense related to the early extinguishment of this debt.

During 2000, Shurgard/Fremont Partners II (SFPII) borrowed an additional $12.9 million under its non-recourse credit facility. On October 1, 2001, we exercised our option to acquire our joint venture partner's interest in SFP II for $37.7 million. This payment was accounted for as a reduction in participation rights (See Note H in our Consolidated Financial Statements). On September 28, 2001, we repaid the partnership's outstanding mortgage financing of approximately $62.3 million with proceeds from our common stock offering and incurred $409,000 in expenses in connection with the early extinguishment of this debt.

Additionally, during 2000, CCP/Shurgard obtained a non-recourse credit facility to borrow up to $67.7 million of which $64.8 million was outstanding as of December 31, 2001. The note matures December 2003, is secured by the 21 properties owned by CCP/ Shurgard, and requires monthly payments of interest only at 275 basis points above LIBOR. We have an interest rate cap in effect for the $60.4 million which limits the interest rate to 7.50% plus the spread on the LIBOR indexed floating rate. In addition, we have an interest rate swap in effect which fixes the interest rate at 6.93%.

During 1999, Shurgard/Fremont Partners I (SFPI) borrowed an additional $2.3 million under its non-recourse credit facility. On January 30, 2001, we exercised our option to acquire our joint venture partner's interest in SFP I for $27.7 million. This payment was accounted for as a reduction in participation rights (See Note H in our Consolidated Financial Statements). Additionally, we repaid the partnership's outstanding mortgage financing of approximately $45.0 million

Additionally, K&S I, LLC, a partnership, formed on October 15, 1999, had a non-recourse credit facility from a commercial bank of $6.5 million. On July 19, 2001, we exercised our option to acquire our joint venture partner's interest in Shurgard/K&S I, LLC for $4.1 million. This payment was accounted for as a reduction in participation rights (See Note H in our Consolidated Financial Statements). Additionally, we repaid the partnership's outstanding mortgage financing of approximately $6.5 million.

We have financed one of our storage centers located in California with a participating mortgage under which the lender receives the stated interest rate of 8% per annum plus 90% of net cash flows, as defined, and participates 90% in the increased value of the property. The estimated increase in value, which is recognized as a participation rights discount, is being amortized over the life of the loan. At December 31, 2001, $6.7 million of an estimated total participation of $9.2 million had been amortized. On January 2, 2002, we gave notice that we intend to repay this loan prior to maturity.

Short-Term and Long-Term Liquidity

Cash balances decreased from $7.7 million at December 31, 2000 to $7.0 million at December 31, 2001 primarily due to payment of notes payable and the purchase of participation rights offset by the common and preferred stock offerings. The following table summarizes certain information regarding our liquidity and capital resources:

  Total market capitalization is based on the closing market price of the Class A Common Stock, Series B Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock multiplied by their respective total number of outstanding shares plus total debt.
  Debt includes notes payable and line of credit.
  Represents weighted average interest rate on our outstanding domestic line of credit and notes payable.

Our total domestic debt at December 31, 2001 was $375.3 million, all of which is fixed rate debt or variable rate debt fixed by swap agreements. We limit our use of variable rate debt; however, at times balances could be significant enough that fluctuations in interest rates would impact our earnings. We believe that we will be able to minimize the impact of such rate fluctuations through the use of interest rate swaps and caps, refinancing or other strategies.

Cash provided by operating activities for the years ended December 31, 2001, 2000 and 1999 was $ 116.5 million, $85.6 million, and $86.1 million, respectively. We believe that our cash flow in 2002 will be sufficient to make required principal payments and distributions in accordance with REIT requirements. Operating cash flow is subject to certain risks and uncertainties that may affect our ability to meet these obligations, including the risk that implementation of the business plan, including marketing and sales initiatives, will not be successful and that our earnings, expenses or revenues may be affected by other factors, such as the risk that competition from new self storage facilities or other storage alternatives may cause rents to decline, occupancy rates to drop, or delays in rent-up of newly developed properties. Additionally, we may experience increases in labor, taxes, marketing and other operating and construction expenses.

We anticipate meeting our long-term liquidity needs primarily through a combination of our lines of credit, unsecured debt, common and preferred equity, and alternative capital sources. In order to continue to grow at historical rates and to meet our capital objectives, it will be necessary to obtain equity capital during the next two to three years. We will evaluate various alternatives, including joint ventures with private institutions and public pension funds and the issuance of additional common stock. Additionally, we anticipate reducing our distribution payout ratio in order to retain cash flow for growth.

The following tables summarize our contractual obligations and our off-balance sheet commitments (in thousands).

  See Unconsolidated Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.
  See Tax Retention Operating Leases under OWNERSHIP AND LEASING ARRANGEMENTS.
  Bank debt for which we are contingently liable as a general partner of Recom. The debt matures in 2001, or sooner, if we, our partners in Recom or Shurgard Europe default in our separate indebtedness. See EUROPEAN OPERATIONS.

REIT Qualification and Distribution Requirements

As a REIT, we are not required to pay federal income tax on annual taxable income that we currently distribute to our shareholders, provided that we distribute an amount equal to at least 90% of our taxable income. Such distributions must be made in the taxable year to which they relate or in the following taxable year if declared before the REIT timely files its tax return for such years and is paid on or before the first regular distribution payment date after such declaration. For the years ended December 31, 2001, 2000 and 1999, 12.6%, 14.7%, and 1.8% of distributions were return of capital, respectively.

As a REIT, we must derive at least 95% of our total gross income from specified classes of income related to real property, distributions, interest or certain gains from the sale or other disposition of stock or other securities. Our revenue from truck rentals, sales of locks and boxes and management services performed for other owners of properties do not qualify under this 95% gross income test. Such non-qualifying income was approximately 3% of gross revenue in 2001 and we expect to meet the 95% test in 2002. Our acquisition of additional properties will tend to reduce the percentage of non-qualifying income, while additional management contracts, including those with off balance sheet joint ventures and partnerships, and the sales of properties from the existing portfolio will tend to increase the percentage of non-qualifying income. While we intend to manage our activities so that we continue to satisfy the 95% test in the future, we can provide no assurance that non-qualifying income will not exceed 5% in future years.

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

We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the US to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which we have exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, Denmark and the United Kingdom. Our gross investment in these foreign operations at December 31, 2001 was $3.7 million and is not considered material. At December 31, 2001, cumulative losses, including depreciation expense, have exceeded our gross investment by $4 million. During 2001, all foreign investments are accounted for under the equity method.

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

Item 8 - Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Operating activities:			
Net income	$ 34,914	$ 32,307	$ 36,579
Adjustment to reconcile earnings to net cash provided by operating activities:			
Gain on sale of real estate	(2,001)		
Early extinguishment of debt	1,445		
Cumulative effect of change in accounting principle			1,098
Depreciation and amortization	45,234	40,693	36,768
Amortization of participation rights discount	16,876	11,262	8,057
Other			(1,049)
Losses from other real estate investments	4,062	5,932	5,747
Minority interest in earnings from other real estate investments	808	743	815
Changes in certain operating accounts:			
Restricted cash	7,695	(1,344)	(302)
Other assets	(3,746)	(5,099)	(3,844)
Accounts payable and other liabilities	11,189	1,113	2,212
Net cash provided by operating activities	116,476	85,607	86,081
Investing activities:			
Proceeds from sale of real estate and equipment	3,720		14,421
Purchase of other real estate investments	(1,946)	(4,908)	(8,172)
Purchase of non-competition agreements and other amortizable assets	(3,448)	(583)	(994)
Decrease in cash and cash equivalents as a result of deconsolidation			(1,301)
Increase in cash due to consolidation of containerized storage operations	90		
Distribution in excess of earnings from other real estate investments	709	483	999
Purchase of units of affiliated partnerships	(1,296)	(3,807)	(1,191)
Increase in loans to affiliates		(2,204)	(2,041)
Construction, acquisition and improvements to storage centers	(65,295)	(106,693)	(122,967)
Net cash used in investing activities	(67,466)	(117,712)	(121,246)

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

In October 1999, a group of unaffiliated investors purchased a 42% interest in Shurgard Self Storage, SCA (formerly SSC Benelux & Co., SCA). As a result of this transaction, we no longer control Shurgard Self Storage, SCA and beginning in 1999, our remaining 7.57% interest has been accounted for under the equity method of accounting. (See Note E).

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

New accounting principles: We implemented the SOP 98-5, "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. The initial application is reported as a cumulative effect of a change in accounting principle.

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. We use interest rate swaps to fix a portion of our variable rate debt.

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative reduction to Other Comprehensive Income (OCI) of $348,000. The reduction in OCI was attributable to losses on cash flow hedges. There was no net gain or loss recognized in earnings for the year ended December 31, 2001 due to hedge ineffectiveness. Changes in the time value of an interest rate cap have been excluded from the assessment of hedge effectiveness, are reported in "Interest income and other" on the Consolidated Statement of Net Income and was $126,000 for the year ended December 31, 2001. Approximately $25,000 of OCI will be reclassified into earnings during the next twelve months through amortization.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In July 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We are required to implement SFAS 142 on January 1, 2002. In connection with the adoption of this statement, we have evaluated our goodwill and have determined that goodwill remaining on the books as of January 1, 2002 is not impaired. Goodwill of $25 million has been determined to have an indefinite life; therefore, amortization of this goodwill will cease upon adoption of this statement as well as amortization of a trademark. All remaining intangibles have been assigned to specific assets and have determinable useful lives.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We do not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations.

Storage centers: Storage centers are recorded at cost. Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from three to 30 years.

Other real estate investments: As of December 31, 2001, investments accounted for under the equity method included 25 joint ventures. Also, included in other real estate investments is a participating mortgage, which is accounted for as a loan.

Financing arrangements: We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS 66, "Accounting for Sales of Real Estate," as financing arrangements (See Note H).

Cash equivalents: Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

Restricted cash and investments: Restricted cash and investments consist of cash deposits and represent expense reserves required by lenders.

Other assets: Other assets include financing costs, non-competition agreements, and goodwill which are presented net of accumulated amortization of $15.6 million and $23.2 million as of December 31, 2001 and 2000, respectively. Financing costs are amortized using the effective interest method over the life of the related debt and the related expense is included in amortization. Non-competition agreements and goodwill are amortized over their estimated useful lives, which range from three to 30 years.

Federal income taxes: To qualify as a REIT, we must distribute annually at least 90% of our taxable income and meet certain other requirements. Additionally, as a REIT, we will not be subject to federal income taxes to the extent of distributions. We were not required to pay any federal income tax in 1999 or 2000 and we intend to make elections regarding distributions such that we will not pay federal taxes for 2001. As a result, no provision for federal income taxes has been made in our financial statements. We are subject to certain international and state income taxes as well as certain franchise taxes; however, these taxes are currently immaterial. Legislation passed in December 1999 reduces the taxable income distribution requirements for a REIT from 95% to 90% beginning January 2001.

Shurgard Storage-To-Go, Inc. (STG), a wholly owned subsidiary, is a taxable REIT subsidiary and is subject to corporate level tax. At December 31, 2001, STG had a deferred tax asset of $8.0 million primarily attributable to net operating loss carryforwards which will expire beginning in 2017 (See Note K). When determining the necessary amount, if any, of valuation allowance on the deferred tax asset, we base our estimate on projected future taxable income from all sources.

Revenue recognition: The majority of our customers rent under month-to-month lease agreements and revenue is recognized at the contracted rate for each month occupied. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease. Management fee revenue is recognized each month for which services are rendered; these contracts are generally cancelable by either party upon specified advance of notice. Management fees from related parties were $393,000, $250,000 and $293,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Valuation of long-lived assets: Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. At December 31, 2001, we determined that certain assets in Shurgard Storage To Go were impaired. The closure of the two warehouses in Southern California and Atlanta caused us to evaluate the assets in the three remaining warehouses in Washington, Northern California and Oregon (See Note J). Using the discounted cash flow method for determining the fair value of assets associated with these warehouses, we determined that the remaining net book value of assets in the Oregon warehouse in the amount of $268,000, and $1.5 million of goodwill associated with the Northern California and Washington warehouses were impaired. The total impairment loss of $1.7 million is included in General, administrative and other in the Consolidated Statement of Net Income.

Financial instruments: The carrying values reflected on the balance sheet at December 31, 2001, reasonably approximate the fair value of cash and cash equivalents, other assets, accounts payable, lines of credit, variable rate debt and other liabilities. We estimate that the fair value of loans to shareholders is $2.7 million and the fair value of the participating mortgage is $3.0 million. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, we estimate the fair value of fixed rate long-term debt including swap arrangements is $406.5 million compared to a book value of $375.3 million.

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

Note C - Storage Centers

We have entered into various construction contracts for development of new or improvements to existing storage centers. Outstanding commitments under these contracts total $2.1 million. In 2001, 2000, and 1999, we capitalized approximately $1.3 million, $3.8 million, and $6.0 million, respectively, of interest related to the development of storage centers.

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

In July 1998, we purchased eighteen limited partner units in Shurgard Institutional Fund LP for $22.6 million in cash ($21.2 million, net of cash received). All purchases were from unaffiliated third parties. In November 2001, we purchased an additional unit for $1.3 million. We currently own 23 of 25 units and are entitled to 92.6% of this partnership's limited partner distributions. As this represents a majority interest, Shurgard Institutional Fund LP has been consolidated for financial statement purposes since July 1998. We continue to own a general partnership interest in this partnership.

We have an agreement with a California developer under which it purchases sites in southern California and constructs storage centers on them according to our specifications. Upon completion of the rent-up period, the storage centers are purchased by a joint venture. Prior to such purchase, we have no ownership in the properties and accordingly, they are not included in any discussions in our operating results. The developer's interest in the joint venture is based upon a predetermined formula and the fair value of the property at contribution. During 1999, the joint venture purchased one of the completed storage centers for $3.1 million; during 2000 the joint venture purchased an additional completed storage center for $11.0 million; and during 2001, we purchased two of the completed storage centers for $13.4 million. At December 31, 2001, we had guaranteed $16.5 million in outstanding debt for three properties related to this agreement and may guarantee additional amounts as future properties are developed. We recognized approximately $1.2 million, $691,000, and $38,000 for years ended December 31, 2001, 2000, and 1999 respectively, which represents 78.7%, 77.3%, and 79.0%, respectively, of joint ventures earnings.

Note E - Other Real Estate Investments

We have invested $2.6 million in a participating mortgage loan. This mortgage is non-recourse to the borrower, bears interest at 8% per annum and matures in January 2005. This loan is secured by one storage center. Additionally, we receive contingent interest payments from the mortgaged property equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreement. We received $639,000, $422,000, and $562,000 in the years 2001, 2000, and 1999 in contingent interest in connection with these agreements. We have given notice that we intend to exercise our option on this property.

Pursuant to affiliation agreements with three storage operators, we have entered into 25 joint ventures in which our ownership interests range from 50% to 90%. As of December 31, 2001, we had invested a total of $23.4 million in these joint ventures, net of joint venture earnings. We have guaranteed $19.0 million of loans. The financial results for these projects are not consolidated in our financial statements because each affiliation agreement allows the local operator to control the daily operations of the property, and all significant investment decisions require the approval of both parties regardless of ownership percentage.

In October 1999, a group of unaffiliated investors purchased a 42% interest in Shurgard Self Storage, SCA for 122 million Euro ($105.2 million in U.S. dollars at December 31, 2001). As a result of this agreement, our interest in Shurgard Self Storage, SCA decreased from 13.06% to 7.57%, and we no longer have effective control of Shurgard Self Storage, SCA. The joint venture agreement requires a vote of two thirds of the Board of Managers for all major decisions; however, we continue to exercise significant influence over Shurgard Self Storage, SCA through our control of half of the seats on the Board of Managers. The negative investment balances of $4.1 million and $2.4 million are included in other liabilities as of December 31, 2001 and 2000, respectively.

Storage To Go, Inc., a containerized storage business, is a taxable REIT subsidiary and is subject to corporate level tax. In June 2001, we purchased all of the issued and outstanding shares of STG and converted the note receivable to equity. As a result of this transaction, as of December 31, 2001, our gross investment in STG was $22.9 million. We began consolidating STG in our financial statements as of the date of the purchase of the shares. Operating results prior to the purchase of voting stock is accounted under the equity method.

Note F - Lines of Credit

We have an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants and guarantees under certain tax retention operating leases. At December 31, 2001, the available amount was $222.1 million. At December 31, 2001, there was $47.8 million outstanding and the weighted average rate was 3.46%.

Note G - Notes Payable

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

Mortgage notes payable includes four mortgage notes. Three of these notes are each secured by a single property and require payments of interest and principal. The remaining mortgage note is secured by 21 properties accounted for as a financing arrangement (See Note H) and is a non-recourse credit facility which requires payments of interest only.

On January 30, 2001, we exercised our option to acquire our joint venture partner's interest in Shurgard/Fremont Partners I, (SFP I) for $27.7 million. This payment was accounted for as a reduction in participation rights (See Note H). Additionally, we repaid the partnerships outstanding mortgage financing of approximately $45.0 million.

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

On October 1, 2001, we exercised our option to acquire our joint venture partner's interest in Shurgard/Fremont Partners II (SFP II) for $37.7 million. On September 28, 2001, we repaid the partnership's outstanding mortgage financing of approximately $62.3 million and incurred $409,000 in expenses in connection with the early extinguishment of this debt.

The maturities of principal of debt over the next five fiscal years are approximately $64.8 million in 2003, $57.3 million in 2004 and $253.2 million in 2007 and beyond. Each of these notes contains covenants that require us to submit financial information and maintain certain financial ratios. The book value of storage centers securing our notes payable is $109.0 million.

Note H - Participation Rights

Beginning in 1998, we entered into a series of four development joint ventures with unrelated third parties. The purpose of these joint ventures was to expand our development capacity, broaden our access to capital, and to minimize the effect of the rent-up deficit on Funds from Operations (FFO) by sharing the rent-up risk with our joint venture partners. Under the terms of each joint venture, we have a 10% or 20% equity interest in each of these joint ventures, which are structured as general partnerships or limited liability companies, and generally require the agreement of both partners on all major decisions. Cash from the third-party equity contributions and the proceeds from mortgage debt were utilized to purchase the storage centers when or shortly after we completed construction. The amount paid to us was based on historical cost of the properties plus negative cash flow prior to transfer.

Under the terms of three joint ventures, we have an option to acquire the storage centers or the other investor's partnership interest. Each purchase option is exercisable at certain times, typically in two to three years. If we exercise our option, the purchase price for the properties is the greater of a base purchase price (an amount sufficient to yield a 7% return on the partners' unreturned capital contribution), or a calculated purchase price (based on the annualized net operating income (NOI) of the properties for the three or four-month period preceding the exercise of the option divided by 9.25%). We acquired the investor's partnership interest in these three joint ventures during 2001 for a total of $69.4 million. These were accounted for as a reduction in participation rights liability.

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

Due to our continuing involvement with the storage centers, in accordance with SFAS 66, "Accounting for Sales of Real Estate", we do not recognize the sale of these properties and, due to the likelihood of our exercising the options, we account for these transactions as financing arrangements. Under this method we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our joint venture partners' share of the estimated option purchase price based on the best evidence available to us. The discount is amortized as a component of interest expense over the term of the related agreements. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreements.

The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our consolidated balance sheets, and the related revenue and expenses of these properties are included in our Consolidated Statements of Net Income.

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

The following table summarizes the estimated liability for participation rights and the related discount:

Note I - Lease Obligations

We lease certain parcels of land and buildings under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

Expense under these leases was approximately $2.6 million, $1.1 million and $0.7 million for the years ended December 31, 2001, 2000, and 1999, respectively.

In February 2001, we executed an agreement with a third party to enter into up to $250 million worth of tax retention operating leases in connection with the line of credit discussed in Note F. We anticipate that most of our development projects over the next two years will be developed by this third party and leased through this facility. Under the related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we exercise our options, the purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the third party at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we will have no legal ownership in these properties. As of December 31, 2001, the third party has 11 storage centers under construction, has purchased land for construction of four additional storage centers and has four completed developments and three acquisitions. The lease term for these properties begins upon the third party's acquisition of the land and/or property. Rent commences under the lease upon completion of construction and equals 85% of the storage center's positive monthly net operating income. For the year ended December 31, 2001, we paid $122,000 in lease payments on these properties. In connection with these leases, we are liable for contingent residual lease guarantees totaling $48.4 million as of December 31, 2001.

Note J - Exit Costs

In December 2001, the Board of Directors approved an exit plan to discontinue the operations of STG in the Atlanta and Southern California markets. In connection with this decision, we have accrued incremental costs expected to be incurred during the closing of the warehouses of $4.1 million which are included in General, administrative and other in the Consolidated Statement of Net Income. These costs consist of lease termination fees for warehouses and equipment, severance packages, charges to prepaid expenses, estimated loss on sale of containers and estimated loss from operations during closing of $2.4 million, as well as impairment losses on certain assets and goodwill of an additional $1.7 million. We expect to have the exit plan completed by the end of 2002.

Note K - Income Taxes

In June 2001, we purchased the remaining shares of STG, a taxable REIT subsidiary, and began consolidating the assets and liabilities of STG as of that date. The income tax benefit, calculated at the statutory rate of 34%, consists entirely of deferred taxes. The components of deferred tax assets (liabilities) for STG at December 31, 2001 are included in the table below. As of December 31, 2001, no valuation allowance had been established.

Note L - Shareholders' Equity

In addition to the rights, privileges and powers of Class A Common Stock, Class B common stockholders received loans from SSCI to fund certain obligations to the 17 partnerships which comprise our predecessor. The loans are due between 2001 and 2003 and are secured by the Class B Common Stock. Class B Common Stock is convertible to Class A Common Stock at a one-to-one ratio as the loans are repaid. On April 27, 2000, the Board approved the extension of maturity dates of certain promissory notes to Class B common stockholders to March 1, 2003. The extended notes require quarterly payments of interest at 200 basis points above LIBOR, while those not extended are non-interest bearing. For the year ended December 31, 2001, we received $49,000 in interest income on these notes and $909,000 in principal payments.

SSCI has 40 million shares of preferred stock authorized, of which 2.8 million shares have been designated as Series A Junior Participating Preferred Stock, (none are issued and outstanding at December 31, 2001); 2.3 million shares have been designated as Series B Cumulative Redeemable Preferred Stock (2 million of which are issued and outstanding at December 31, 2001, as discussed below), 2 million shares have been designated as Series C Cumulative Redeemable preferred stock (2 million of which are issued and outstanding at December 31, 2001, as discussed below), and 3.45 million shares have been designated as Series D Cumulative Redeemable Preferred Stock (3.45 million of which are issued and outstanding at December 31, 2001, as discussed below). The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series and the designation thereof.

Series B Cumulative Redeemable Preferred Stock require quarterly distribution payments totaling 8.8% per year and are callable at our option after five years, at a redemption price of $25 per share. Series C Cumulative Redeemable Preferred Stock require quarterly distribution payments totaling 8.7% per year and are callable at our option after five years, at a redemption price of $25 per share.

On March 24, 1995, SSCI acquired Shurgard Incorporated (the Management Company) through a merger. Under the Management Company Merger Agreement, we were contingently obligated to issue additional shares as consideration for certain partnership interests held by the Management Company, which were not valued at the time of the merger. On February 4, 1999, we issued 145,286 Class A common shares for $3.8 million related to this obligation. On June 5, 2000, we issued the final 387,933 Class A common shares due under this obligation for $9.2 million. In 2001, we raised net proceeds after offering costs of $76.0 million through the sale of 2.7 million shares of Class A Common Stock.

In February 2001, we raised $86.25 million (approximately $83.1 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share.

Note M - Other Comprehensive Income

SFAS 133 requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

The effect of the implementation of SFAS 133 on our earnings was not significant. Subsequent to our adoption of SFAS 133 for the year ended December 31, 2001, other assets increased $106,000, other liabilities increased $3.0 million and other comprehensive loss increased $2.7 million. Total accumulated other comprehensive loss was $2.7 million as of December 31, 2001. For the year ended December 31, 2001, we recognized $1.2 million in interest expense related to the termination of swap agreements for SFPI and SFPII in connection with paying off the debt.

Note N - Stock Compensation and Benefit Plans

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

The 1995 Long-Term Incentive Compensation Plan (the 1995 Plan) provided for the granting of options for up to 2% of the adjusted average shares of our Class A Common Stock outstanding during the preceding calendar year, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 1995 Plan required mandatory acceleration of vesting in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of SSCI, except where such awards were assumed or replaced in the transaction. The 1995 Plan permitted the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by tax legislation. The 1995 Plan allowed for grants to consultants and agents, as well as our officers and key employees. The 1995 plan expired in July 2000.

The 2000 Long-Term Incentive Compensation Plan (the 2000 Plan) provides for the granting of options for up to 1.4 million shares of our Class A Common Stock, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 2000 Plan requires mandatory acceleration of vesting in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of SSCI, except where such awards are assumed or replaced in the transaction. The 2000 Plan permits the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by tax legislation. The 2000 Plan allows for grants to consultants and agents, as well as our officers, directors and key employees. We granted 34,289 and 39,525 shares of restricted Class A Common Stock to officers and key employees for years ended December 31, 2001 and 2000, respectively. The shares granted entitle the grantee to all shareholder rights: however, the shares will vest ratably over 5 years. If a grantee's employment is terminated prior to the end of the five-year period, the unvested shares will be forfeited.

In 1993, we also established the Stock Option Plan for Nonemployee Directors (the Directors Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. This plan was amended during 1995 and provided current outside directors with 6,000 shares each in 1995 and 3,000 shares each annually thereafter. Such options vest upon continued service until our next annual meeting. In 1998 the Director's Plan was amended and restated to provide for discretionary grants. The total number of shares reserved under the Plan did not change and remains at 200,000. The exercise price for options granted under the Directors Plan are equal to fair market value the day before the date of grant. As of December 31, 2001, 153,920 of these options were outstanding.

We have an employee incentive savings and stock ownership plan, in which substantially all employees are eligible to participate. Each year, employees may contribute an amount up to 15% of their annual compensation not to exceed the maximum allowable by law. Employee contributions may be invested in one or more of 8 mutual fund investment options administered by a third party. We match a portion of employee contributions and may make annual discretionary contributions in the form of company stock. Our expense for contributions to this plan was approximately $737,000, $809,000, and $989,000 for 2001, 2000 and 1999, respectively. We do not offer post-employment or post-retirement benefits.

In 1996, we established an Employee Stock Purchase Plan under which employees can elect to purchase SSCI stock through regular periodic payroll deductions without paying broker commissions. This plan provides for potential price discounts of up to 15%. Effective January 2000, a 10% discount was offered to employees under this plan.

The weighted average remaining contractual life of options outstanding at December 31, 2001 was 6.5 years and option prices ranged from $18.90 to $32.25 per share. The following table summarizes the outstanding and exercisable options under all of our plans:

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

During 1999, 8,696 shares were issued related to performance awards granted in 1996, which were contingent on meeting performance objectives over a three-year period.

During 1999, a bonus plan was established under which employees will share a one-time bonus payment of $50 million. The bonus is an all or nothing bonus, and is earned upon achievement of the equivalent of $5.00 funds from operations (FFO, as defined by National Association of Real Estate Investment Trusts) per share annually. The $5.00 FFO threshold is measured by annualizing any single quarter FFO; e.g., a fiscal quarter FFO of $1.25 is equivalent to $5.00 FFO annually. This goal must be achieved by December 31, 2003, or no bonus will be paid. The bonus is payable to all employees based on length of service and position within the company and is subject to adjustment by the Board for unplanned expansion of existing business or new business ventures.

We have adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation." No compensation cost has been recognized for the stock option plans. Had compensation cost for options granted under our stock option plans been determined based on the fair value at the grant date for awards in 1999, 2000 and 2001 consistent with the provisions of SFAS 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands):

The fair value of options granted under our stock option plans during 2001, 2000, and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 8.41%, 8.81%, and 8.64%; expected volatility of 19%, 28% and 22%; risk free interest rate of 5.07%, 5.12%, and 6.39%; and expected life of 6.5, 6.5 and 6.5 years, respectively.

Note O - Shareholder Rights Plan

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

Note P - Net Income Per Share

The following summarizes the computation of basic and diluted net income per share:

Note Q - Segment Reporting

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

Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following table illustrates the results using the 2001 Same Store and New Store base for reportable segments as of and for the years ended December 31, 2001 and 2000. Same stores includes all stores acquired prior to January 1, 2000, and domestic developments opened prior to January 1, 1999. New stores represents all stores acquired after January 1, 2000, and domestic developments opened after January 1, 1999. Disposed stores represent properties sold during 2001:

The following table illustrates the results using the 2000 Same Store and New Store base for reportable segments as of and for the years ended December 31, 2000 and 1999. Same stores includes all stores acquired prior to January 1, 1999, and all domestic developments opened prior to January 1, 1998. New stores represents all stores acquired after January 1, 1999 and domestic developments opened after January 1, 1998:

The following table reconciles the reportable segments' revenue per the table above to consolidated total revenue for the years ended December 31, 2001, 2000, and 1999:

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the years ending December 31, 2001, 2000, and 1999:

The following table reconciles the reportable segments' NOI per the table above to consolidated net income for the years ending December 31, 2001, 2000, and 1999:

The following table reconciles the reportable segments' assets to consolidated assets as of December 31, 2001, 2000, and 1999:

Note R - Supplemental Quarterly Financial Data (Unaudited)

Note S - Contingent Liabilities and Commitments

The following tables summarize our contractual obligations and our off-balance sheet commitments.

  See Unconsolidated Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.
  See Tax Retention Operating Leases under OWNERSHIP AND LEASING ARRANGEMENTS.
  Bank debt for which we are contingently liable as a general partner fo Recom. The debt matures in 2001, or sooner, if we, our partners in Recom or Shurgard Europe default in our separate indebtedness. See EUROPEAN OPERATIONS.

Windermere	Littleton	CO		653	2,690	3,343	184
Blue Heron	West Palm Beach	FL		1,327	5,490	6,818	791
Davie	Davie	FL		1,890	3,021	4,910	4,803
Delray Beach	Delray Beach	FL		748	2,993	3,741	270
Lauderhill	Lauderhill	FL		761	3,164	3,925	304
Margate	Margate	FL		906	3,623	4,529	222
McCoy	Orlando	FL	(2)			-	-
Military Trail	West Palm Beach	FL		1,140	4,564	5,704	463
Oakland Park	Ft. Lauderdale	FL		2,443	9,878	12,322	611
Seminole	Seminole	FL		336	1,344	1,680	120
Ansley Park	Atlanta	GA		804	3,255	4,059	3,951
Brookhaven	Atlanta	GA		1,082	2,223	3,305	2,751
Clairemont	Atlanta	GA		470	1,907	2,377	194
Decatur	Atlanta	GA		644	2,719	3,363	2,723
Forest Park	Forest Park	GA		573	2,293	2,866	122
Gwinnett	Lawrenceville	GA		820	2,324	3,144	480
Holcomb Bridge	Roswell	GA	(1)	917	2,991	3,908	9
Jones Bridge	Atlanta	GA		676	3,930	4,606	849
Lawrenceville	Lawrenceville	GA		858	3,064	3,922	129
Morgan Falls	Dunwoody	GA		1,429	5,718	7,147	115
Norcross	Norcross	GA		562	2,248	2,810	115
Peachtree	Duluth	GA		1,144	4,784	5,929	114
Perimeter	Atlanta	GA		1,458	2,715	4,173	209
Roswell	Roswell	GA		435	1,743	2,178	132
Sandy Plains	Marietta	GA		1,012	4,066	5,078	-
Satellite Blvd.	Duluth	GA		670	2,831	3,501	36
Stone Mountain	Stone Mountain	GA		656	2,637	3,293	129
Tucker	Tucker	GA		241	656	897	389
Alsip	Alsip	IL		250	1,001	1,251	1,277
Bolingbrook	Bolingbrook	IL		641	2,631	3,272	208
Bridgeview	Bridgeview	IL		479	1,917	2,396	140
Country Club Hills	Country Club Hills	IL		777	3,109	3,886	474
Dolton	Calumet City	IL		344	1,489	1,834	1,124
Fox Valley	Chicago	IL		927	2,986	3,912	-
Hillside	Hillside	IL		261	1,043	1,304	93
Lisle	Lisle	IL		575	2,335	2,910	243
Lombard	Lombard	IL		392	1,566	1,958	290
Oak Forest	Orland Park	IL		704	1,869	2,573	1,353
Palatine	Palatine	IL	(1)	413	2,213	2,626	857
Rolling Meadows	Rolling Meadows	IL		384	1,587	1,970	330
Schaumburg	Schaumburg	IL		443	1,808	2,251	335
Schaumburg South	Schaumburg	IL		490	3,231	3,722	507
Willowbrook	Willowbrook	IL		412	1,650	2,062	234
Lincolnwood	Lincolnwood	IL	(2)			-	-
Wheaton	Wheaton	IL	(2)			-	-
Allisonville	Indianapolis	IN		827	3,394	4,221	318
Carmel	Carmel	IN		404	2,560	2,964	-
Castleton	Indianapolis	IN		494	1,969	2,464	102
College Park	Indianapolis	IN		694	2,777	3,471	238
County Line	SouthPort	IN		-	2,600	2,600	42
Downtown Indy	Indianapolis	IN	(1)	947	3,393	4,340	9
Eaglecreek	Indianapolis	IN		802	2,646	3,448	6
East Washington	Indianapolis	IN	(1)	399	2,583	2,982	-
Georgetown	Indianapolis	IN		461	2,143	2,604	230
Glendale	Indianapolis	IN		520	2,077	2,597	85
Annapolis	Annapolis	MD		-	3,432	3,432	80
Briggs Chaney	Silver Spring	MD		430	1,727	2,157	99
Clinton	Clinton	MD		303	1,213	1,516	2,007
Crofton	Gambrills	MD		376	1,516	1,893	112
Frederick	Frederick	MD		206	826	1,032	124
Gaithersburg	Gaithersburg	MD		614	2,465	3,079	1,495
Germantown	Germantown	MD		552	2,218	2,770	95
Laurel	Laurel	MD		391	1,570	1,962	138
Oxon Hill	Ft. Washington	MD		349	1,401	1,750	65
Suitland	Suitland	MD		660	2,638	3,298	114
Ann Arbor	Ann Arbor	MI		424	1,695	2,119	150
Canton	Canton	MI		433	1,797	2,230	380
Canton Township	Canton Township	MI	(1)	842	2,308	3,150	783
Clinton Township	Clinton Township	MI		754	3,195	3,948	249
Flint East	Flint	MI		297	1,192	1,489	5
Flint South	Flint	MI	1,222	615	1,738	2,353	-
Fraser	Fraser	MI		627	2,599	3,226	-
Grand Rapids	Grand Rapids	MI		192	810	1,002	80
Jackson	Jackson	MI		317	1,282	1,599	13
Kalamazoo	Kalamazoo	MI		177	720	897	107

Lansing	Lansing	MI		124	500	623	61
Livonia	Livonia	MI		636	2,634	3,270	31
Madison Heights	Detroit	MI		487	2,099	2,586	436
Mt. Clemens	Mt. Clemens	MI	1,977	935	2,614	3,550	-
Plymouth	Canton Township	MI		348	1,436	1,784	1,862
Rochester	Utica	MI		610	2,445	3,055	44
Rochester Hills	Rochester Hills	MI		970	3,929	4,900	-
Southfield	Southfield	MI		702	2,824	3,526	538
Sterling Heights	Sterling Heights	MI		919	3,692	4,611	68
Taylor	Taylor	MI		632	2,094	2,726	1,395
Troy - Maple	Troy	MI		556	2,243	2,799	2,820
Troy - Oakland Mall	Troy	MI		642	2,604	3,246	396
Walled Lake	Walled Lake	MI		359	1,437	1,797	258
Warren	Warren	MI		683	2,831	3,514	1,205
Auburn Hills	Auburn Hilss	MI	(2)			-	-
Olive	St. Louis	MO		818	3,705	4,523	89
St. Peters	St. Louis	MO		1,233	-	1,233	318
Sulfur Springs	St. Louis	MO		1,200	-	1,200	297
Capital Blvd.	Raleigh	NC		342	1,376	1,718	304
Cary	Cary	NC		714	2,860	3,574	204
Creedmoor	Raleigh	NC		807	3,178	3,985	-
Garner	Garner	NC		204	818	1,022	86
Glenwood	Raleigh	NC		266	1,066	1,332	100
Morrisville	Morrisville	NC		409	1,640	2,048	123
Bricktown	Bricktown	NJ	(1)	1,398	2,640	4,038	1,812
Marlboro	Morganville	NJ		1,320	4,963	6,284	-
Old Bridge	Matawan	NJ		767	2,301	3,068	2,075
Voorhees	Voorhees	NJ		1,121	4,268	5,388	-
Beth Page	Long Island	NY	(1)	2,370	6,209	8,579	1,401
Commack	Huntington	NY	(1)	3,461	6,203	9,664	282
Gold Street	Brooklyn	NY		1,194	4,821	6,015	686
Great Neck	Long Island	NY	(1)	436	2,632	3,067	238
Hempstead	Hempstead	NY	(1)	1,902	4,572	6,475	563
Melville	Long Island	NY		1,099	3,897	4,996	3,694
Nesconset	Long Island	NY	(1)	1,072	2,919	3,991	643
Northern Boulevard	Long Island City	NY		1,244	5,039	6,283	501
Utica	Brooklyn	NY		830	3,556	4,386	193
Van Dam	Long Island City	NY		760	3,189	3,949	316
Yonkers	Yonkers	NY		913	3,936	4,849	300
16th and Sandy	Portland	OR		231	938	1,169	1,294
Allen Blvd.	Beaverton	OR		525	2,101	2,626	90
Barbur Boulevard	Portland	OR		337	3,411	3,748	2,308
Beaverton	Beaverton	OR		216	863	1,078	109
Denny Road	Beaverton	OR		593	2,380	2,973	87
Division	Portland	OR		352	1,395	1,746	1,882
Gresham	Portland	OR		744	2,442	3,186	81
Hillsboro	Portland	OR		720	2,992	3,712	124
King City	Tigard	OR		511	2,051	2,562	64
Liberty Road	Salem	OR		524	1,280	1,805	1,444
Milwaukie	Milwaukie	OR		583	2,005	2,587	2,323
Oregon City	Portland	OR		321	1,613	1,934	1,348
Portland	Portland	OR		382	1,530	1,912	53
Salem	Salem	OR		574	2,294	2,868	280
Airport	Philadelphia	PA		799	3,194	3,993	270
Edgemont	Philadelphia	PA		497	3,070	3,567	2,699
Painter's Crossing	Philadelphia	PA		513	2,868	3,382	-
West Chester	West Chester	PA		-	4,197	4,197	288
Arlington/Forum 303	Arlington	TX		273	1,100	1,373	134
Bandera Road	San Antonio	TX		468	1,873	2,342	118
Bedford	Bedford	TX		408	1,678	2,086	67
Bee Caves Road	Austin	TX		608	3,609	4,217	792
Beltline Road	Irving	TX		414	1,671	2,086	317
Blanco Road	San Antonio	TX		801	3,235	4,035	108
Champions	Houston	TX		515	2,775	3,290	-
Cinco Ranch	Houston	TX		1,751	1,336	3,088	22
Cityplace	Dallas	TX		1,045	3,314	4,359	254
East Lamar	Arlington	TX		742	1,863	2,605	250
Federal	Houston	TX		552	2,223	2,775	134
First Colony	Missouri City	TX		447	2,175	2,622	6
Fredicksburg	San Antonio	TX		645	2,596	3,241	249
Georgetown	Austin	TX		403	1,711	2,114	-
Greenville	Dallas	TX		768	3,200	3,968	-

Helotes	San Antonio	TX	(1)	481	2,277	2,758	-
Henderson Pass	San Antonio	TX		562	2,348	2,910	785
Henderson Street	Fort Worth	TX		318	3,137	3,455	527
Highway 26	Hurst	TX		517	2,761	3,278	-
Highway 78	San Antonio	TX		392	1,550	1,942	-
Hill Country Village	San Antonio	TX		679	2,731	3,410	108
Hillcroft	Houston	TX		-	3,712	3,712	-
Hurst	Hurst	TX		363	1,492	1,855	68
Imperial Valley	Houston	TX		461	1,856	2,318	135
Irving/MacArthur Blvd.	Irving	TX		359	1,467	1,827	1,829
Kingwood	Kingwood	TX		525	2,097	2,622	754
Lakeline	Austin	TX		737	3,412	4,149	-
Las Colinas	Irving	TX	(1)	478	2,717	3,195	416
Lewisville	Dallas	TX		434	2,521	2,955	33
McArthur Crossing	Irving	TX		746	2,577	3,323	339
Medical Center	Houston	TX		737	2,950	3,687	305
Medical Center SA	San Antonio	TX	(1)	660	2,683	3,343	-
Mission Bend	Houston	TX		653	2,218	2,871	523
Nacodoches	San Antonio	TX		363	1,565	1,928	1,345
North Austin	Austin	TX		609	2,436	3,045	129
North Carrollton	Carrollton	TX		627	2,739	3,366	-
North Park	Kingwood	TX		570	2,163	2,733	11
Oak Farm Dairy	Houston	TX		2,603	2,730	5,332	657
Oak Hills	Austin	TX	(1)	149	3,568	3,717	60
Olympia	Missouri City	TX	(1)	489	2,912	3,401	-
Park Cities East	Dallas	TX		1,017	2,686	3,703	242
Parker Road	Dallas	TX		809	2,211	3,020	-
Preston Road	Dallas	TX		703	2,903	3,605	-
Quarry	San Antonio	TX		1,316	2,817	4,133	23
River Oaks	Houston	TX		987	2,565	3,552	6,383
Round Rock	Austin	TX		386	1,641	2,027	-
San Antonio NE	San Antonio	TX		406	1,630	2,036	115
Shavano Park	San Antonio	TX	(2)			-	-
Slaughter Lane	Austin	TX		592	2,428	3,019	-
South Cooper	Arlington	TX		632	2,305	2,937	316
South Main	Houston	TX		404	1,039	1,442	36
Southlake	Dallas	TX		670	2,738	3,408	211
Spring Branch	Houston	TX		105	708	813	-
Sugarland	Sugarland	TX		761	2,991	3,752	94
T.C. Jester	Houston	TX		903	3,613	4,516	488
Thousand Oaks	San Antonio	TX		421	1,683	2,104	83
Universal City	San Antonio	TX		169	593	762	1,038
Valley Ranch	Coppell	TX		791	3,210	4,001	-
West U	Houston	TX		1,121	4,484	5,605	129
Westchase	Houston	TX		250	2,756	3,006	-
Westheimer	Houston	TX		611	2,470	3,081	60
Windcrest	San Antonio	TX		626	2,535	3,161	401
Woodforest	Houston	TX		538	1,870	2,408	387
Woodlands	Houston	TX		737	2,948	3,685	327
Bayside	Virginia Beach	VA		236	943	1,179	316
Burke	Fairfax	VA		634	2,539	3,173	76
Burke Centre	Burke	VA		716	3,304	4,020	-
Burke Ctr. Business Park	Fairfax	VA		319	1,474	1,793	-
Cascades	Sterling	VA		2,292	3,639	5,931	66
Cedar Road	Chesapeake	VA		295	1,184	1,479	114
Charlottesville	Charlottesville	VA		305	1,225	1,530	110
Chesapeake	Chesapeake	VA		454	1,821	2,275	64
Crater Road	Petersburg	VA		224	898	1,122	74
Dale City	Dale City	VA		346	1,388	1,734	324
Fairfax	Fairfax	VA		1,136	4,555	5,691	2,021
Falls Church	Falls Church	VA		1,413	5,661	7,075	371
Fullerton	Springfield	VA		1,139	4,346	5,486	-
Gainesville	Gainesville	VA		245	983	1,228	96
Herndon	Herndon	VA		582	2,334	2,916	211
Holland Road	Virginia Beach	VA		204	818	1,022	147
Jeff Davis Hwy	Richmond	VA		306	1,226	1,531	92
Kempsville	Virginia Beach	VA		279	1,116	1,395	121
Laskin Road	Virginia Beach	VA		305	1,225	1,530	106
Leesburg	Leesburg	VA		541	2,174	2,715	48
Manassas E. & W.	Manassas	VA		654	2,627	3,281	388
McLean	McLean	VA		-	1,839	1,839	1,799
Merrifield	Fairfax	VA		3,184	3,966	7,151	1,390
Midlothian Turnpike	Richmond	VA		646	2,591	3,237	70

Newport News North	Newport News	VA		574	2,301	2,875	245
Newport News. S	Newport News	VA		496	2,014	2,510	309
North Richmond	Richmond	VA		344	1,375	1,719	115
Old Towne	Alexandria	VA	(1)	2,036	7,210	9,246	1
Potomac Mills	Potomac Mills	VA		1,114	3,440	4,554	-
Princess Anne Road	Virginia Beach	VA		305	1,225	1,530	87
S. Military Highway	Virginia Beach	VA		289	1,161	1,450	266
Telegraph	Lorton	VA		441	2,036	2,477	-
Temple Avenue	Petersburg	VA		297	1,193	1,490	112
Virginia Beach	Virginia Beach	VA		502	1,832	2,334	417
Auburn	Auburn	WA		760	2,773	3,533	121
Bellefield	Bellevue	WA		957	3,830	4,787	206
Bellevue East & West	Bellevue	WA		1,860	7,483	9,343	5,051
Bellingham	Bellingham	WA		601	2,400	3,001	127
Bremerton	Bremerton	WA		563	2,297	2,860	-
Burien	Seattle	WA		646	2,622	3,268	216
Burien II	Seattle	WA		388	1,553	1,941	194
Canyon Park JV	Bothell	WA		1,023	2,949	3,972	234
Canyon Rd.	Puyallup	WA		234	937	1,171	40
Capitol Hill	Seattle	WA		764	4,516	5,280	834
Corporate Office	Seattle	WA		3,947	7,096	11,043	14,264
E. Bremerton	Bremerton	WA		576	2,312	2,888	99
East Lynnwood	Lynnwood	WA		482	1,933	2,415	492
Edmonds	Edmonds	WA		1,190	4,806	5,996	162
Everett	Everett	WA		512	2,045	2,557	226
Factoria	Bellevue	WA		590	2,362	2,952	38
Factoria Square	Bellevue	WA		1,226	4,909	6,135	93
Federal Way	Federal Way	WA		862	3,414	4,275	188
Gig Harbor	Gig Harbor	WA		1,119	769	1,887	48
Hazel Dell	Vancouver	WA		728	1,506	2,234	1,772
Highland Hill	Tacoma	WA		592	2,362	2,954	70
Interbay	Seattle	WA		952	3,777	4,729	163
Issaquah	Issaquah	WA		615	2,460	3,075	161
Juanita	Kirkland	WA	(1)	877	4,523	5,400	-
Kennydale	Renton	WA		816	3,267	4,083	145
Kent	Kent	WA		557	2,297	2,854	3
Lacey	Olympia	WA		251	1,014	1,265	26
Lake City	Seattle	WA		572	2,421	2,993	229
Lake Union	Seattle	WA		1,580	7,440	9,021	7
Lakewood 512	Tacoma	WA		920	3,676	4,596	225
Lynnwood	Lynnwood	WA		775	3,186	3,961	99
Mill Creek	Everett	WA		627	3,760	4,387	569
North Spokane	Spokane	WA		581	2,328	2,909	183
Parkland	Tacoma	WA		400	1,634	2,034	47
Pier 57	Seattle	WA		872	4,558	5,430	205
Pt. Orchard	Pt. Orchard	WA		483	2,013	2,496	44
Redmond	Redmond	WA		537	5,503	6,040	-
Renton	Renton	WA		625	2,557	3,182	207
Salmon Creek	Vancouver	WA		759	3,327	4,086	2
Sammamish	Redmond	WA		963	3,854	4,817	49
Shoreline/Aurora N.	Seattle	WA		1,495	6,006	7,501	291
Smokey Point	Arlington	WA		232	929	1,161	129
South Center	Renton	WA		425	1,783	2,208	210
South Hill	Seattle	WA		300	1,247	1,547	103
South Tacoma	Tacoma	WA		315	1,263	1,578	106
Spokane	Spokane	WA		232	952	1,184	67
Sprague	Tacoma	WA		717	1,431	2,148	2,242
Totem Lake	Kirkland	WA		660	2,668	3,328	168
Vancouver Mall	Vancouver	WA		364	1,457	1,821	217
West Olympia	Olympia	WA		359	1,446	1,806	-
West Seattle	Seattle	WA		698	4,202	4,900	28
Whitecenter	Seattle	WA		559	2,284	2,843	140
Woodinville	Woodinville	WA		674	2,693	3,367	113
Tanque Verde							
Land for Resale	Tucson	AZ		163		163	-
Excess Land SSPHI				-	-	-	269
Containerized storage				-	4,889	4,889	-
			$ 10,474	$ 245,958	$ 937,303	$ 1,183,261	$ 165,740

Gross Amount as of December 31, 2001						
Property Name	**Location**	**State**	**Land**	**Building Equip. & Other**	**Gross Storage Centers**	**Accum. Depr.**	**Owned Since**	**Year Built**	**Depr. Life in mos.**
Ahwatukee	Phoenix	AZ	721	2,469	3,191	(320)	1998	1998	360
Airpark	Scottsdale	AZ	880	3,694	4,574	(597)	1997	1997	360
Arrowhead	Phoenix	AZ	569	2,600	3,168	(357)	1997	1997	360
Chandler	Chandler	AZ	652	3,164	3,816	(839)	1986	1986	360
Colonnade	Phoenix	AZ	-	1,147	1,147	(175)	1998	1997	360
Cooper Road	Gilbert	AZ	376	2,471	2,847	(45)	2001	2001	360
Desert Sky	Phoenix	AZ	-	11	11	-	2001	2001	360
Dobson Ranch	Mesa	AZ	499	2,060	2,559	(405)	1996	1978	360
Houghton Road	Tucson	AZ	607	2,852	3,459	(150)	1999	2000	360
Mesa	Mesa	AZ	355	2,318	2,673	(658)	1987	1985	360
Mill Avenue	Tempe	AZ	431	1,553	1,984	(144)	1999	1998	360
Phoenix	Phoenix	AZ	656	2,845	3,501	(802)	1985	1984	360
Phoenix East	Phoenix	AZ	543	2,382	2,924	(668)	1987	1984	360
Scottsdale	Scottsdale	AZ	410	1,931	2,342	(545)	1985	1976/85	360
Scottsdale North	Scottsdale	AZ	1,093	4,909	6,002	(1,328)	1985/87	1985	360
Shea	Scottsdale	AZ	807	3,289	4,097	(499)	1997	1996	360
Speedway	Tucson	AZ	773	2,966	3,739	(322)	1998	1998	360
Tempe	Tempe	AZ	273	1,211	1,484	(364)	1984	1976	360
Union Hills	Phoenix	AZ	617	2,613	3,229	(319)	1998	1998	360
Val Vista	Gilbert	AZ	778	3,833	4,612	(233)	1999	1999	360
Warner	Mesa	AZ	313	1,517	1,830	(562)	1995	1985	360
Alicia Parkway	Laguna Hills	CA	1,729	7,309	9,039	(576)	1998	1991	360
Aliso Viejo	Aliso Viejo	CA	2,218	4,376	6,594	(845)	1996	1996	360
Antioch	Antioch	CA	638	4,991	5,628	(316)	1999	1999	360
Bloomington	Bloomington	CA	237	1,096	1,333	(220)	1997	1983	360
Blossom Valley	San Jose	CA	1,212	4,624	5,836	(516)	1998	1998	360
Cabot Road	Laguna Niguel	CA	1,300	6,129	7,429	(54)	2001	2001	360
Capital Expressway	San Jose	CA	995	6,401	7,396	(251)	2000	2000	360
Castro Business Park	Castro Valley	CA	97	416	513	(76)	1996	1975	360
Castro Valley	Castro Valley	CA	907	3,913	4,820	(852)	1996	1975	360
Colton	Colton	CA	283	1,223	1,505	(353)	1985	1984	360
Costa Mesa	Costa Mesa	CA	882	3,340	4,222	(252)	1999	1998	360
Culver City	Los Angeles	CA	1,039	4,308	5,347	(1,168)	1988	1989	360
Daly City	Daly City	CA	1,846	6,113	7,958	(1,639)	1995	1989	360
El Cajon	El Cajon	CA	1,013	4,552	5,565	(1,326)	1986	1977	360
El Cerrito	Richmond	CA	765	3,163	3,929	(862)	1986	1987	360
Fontana Sierra	Fontana	CA	589	2,087	2,675	(507)	1987	1980/85	360
Hayward	Hayward	CA	322	1,575	1,898	(428)	1985	1983	360
Huntington Beach	Huntington Beach	CA	949	4,114	5,063	(1,089)	1988	1986	360
Kearney-Balboa	San Diego	CA	830	3,621	4,451	(1,047)	1986	1984	360
La Habra	La Habra	CA	715	3,147	3,861	(882)	1986	1979/91	360
Martinez	Martinez	CA	1,524	4,070	5,594	(856)	1995	1987	360
Mountain View	Mountain View	CA	439	1,889	2,328	(510)	1987	1986	360
Newark	Newark	CA	855	3,482	4,337	(637)	1996	1991	360
Oakley	Oakley	CA			-			2001	360
Ontario	Ontario	CA	512	2,105	2,617	(386)	1996	1984	360
Orange	Orange	CA	1,144	4,662	5,806	(821)	1996	1985	360
Palo Alto	Palo Alto	CA	705	3,026	3,731	(799)	1986	1987	360
Pinole	Pinole	CA	980	2,299	3,279	(423)	1995	1988	360
Rohnert Park	Rohnert Park	CA	1,218	4,296	5,514	(23)	2001	2001	360
S. San Francisco	San Francisco	CA	721	3,109	3,830	(880)	1987	1985	360
Sacramento	Sacramento	CA	680	2,755	3,435	(502)	1996	1991	360
San Juan Creek	San Juan	CA	1,450	5,526	6,976	(49)	2001	2001	360
San Leandro	San Leandro	CA	776	3,207	3,983	(580)	1996	1991	360
San Lorenzo	San Lorenzo	CA	611	2,561	3,172	(476)	1996	1990	360
Santa Ana	Santa Ana	CA	1,467	6,156	7,622	(1,732)	1986	1975/86	360
Solana Beach	Solana Beach	CA	-	7,163	7,163	(2,016)	1987	1984	360
Sunnyvale	Sunnyvale	CA	1,697	11,515	13,212	(2,210)	1986	1974/75	360
Tracy	Tracy	CA	732	3,007	3,738	(555)	1996	1986	360
Union City	Hayward	CA	287	1,383	1,669	(397)	1985	1985	360
Van Ness	San Francisco	CA	5,289	9,488	14,777	(527)	1999	1999/1934	360

Vista Park-Land Lease	San Jose	CA	-	56	56	(10)	2001	2000	360
Walnut	Walnut	CA	751	3,071	3,821	(557)	1996	1986	360
Walnut Creek	Walnut Creek	CA	630	4,693	5,323	(278)	1999	1987	360
Westpark	Irvine	CA	4,190	8,882	13,073	(506)	2000	1999	360
Westwood	Santa Monica	CA	951	7,980	8,932	(1,647)	1986	1988	360
Lakewood	Golden	CO	528	2,156	2,684	(590)	1986	1985	360
Northglenn	Northglenn	CO	531	2,268	2,799	(672)	1987	1979	360
Tamarac	Denver	CO	194	974	1,168	(298)	1984	1977	360
Thornton	Denver	CO	237	1,036	1,274	(305)	1984	1984	360
Windermere	Littleton	CO	653	2,874	3,527	(872)	1984	1977/79	360
Blue Heron	West Palm Beach	FL	1,327	6,282	7,609	(1,637)	1987	1975	360
Davie	Davie	FL	2,827	6,886	9,714	(1,563)	1996	1990	360
Delray Beach	Delray Beach	FL	748	3,263	4,011	(617)	1996	1986	360
Lauderhill	Lauderhill	FL	761	3,468	4,229	(561)	1997	1986	360
Margate	Margate	FL	906	3,845	4,751	(683)	1996	1984	360
McCoy	Orlando	FL			-			2001	360
Military Trail	West Palm Beach	FL	1,140	5,027	6,167	(1,327)	1987	1981	360
Oakland Park	Ft. Lauderdale	FL	2,443	10,489	12,933	(2,854)	1985	1974/78	360
Seminole	Seminole	FL	336	1,464	1,800	(391)	1986	1984/85	360
Ansley Park	Atlanta	GA	1,527	6,484	8,011	(1,765)	1995	1991	360
Brookhaven	Atlanta	GA	1,616	4,439	6,055	(1,186)	1995	1992	360
Clairemont	Atlanta	GA	470	2,100	2,571	(411)	1996	1990	360
Decatur	Atlanta	GA	1,144	4,941	6,086	(1,367)	1995	1992	360
Forest Park	Forest Park	GA	573	2,415	2,988	(465)	1996	1980	360
Gwinnett	Lawrenceville	GA	820	2,805	3,624	(561)	1996	1996	360
Holcomb Bridge	Roswell	GA	920	2,997	3,917	(137)	1999	2000	360
Jones Bridge	Atlanta	GA	1,593	3,863	5,455	(492)	1997	1997	360
Lawrenceville	Lawrenceville	GA	858	3,193	4,051	(422)	1997	1997	360
Morgan Falls	Dunwoody	GA	1,429	5,833	7,262	(1,093)	1996	1990	360
Norcross	Norcross	GA	562	2,363	2,925	(452)	1996	1984	360
Peachtree	Duluth	GA	1,144	4,898	6,042	(853)	1997	1996	360
Perimeter	Atlanta	GA	1,458	2,925	4,383	(635)	1996	1996	360
Roswell	Roswell	GA	435	1,874	2,310	(498)	1986	1986	360
Sandy Plains	Marietta	GA	1,012	4,066	5,078	(435)	1998	1998	360
Satellite Blvd.	Duluth	GA	670	2,867	3,537	(500)	1997	1994	360
Stone Mountain	Stone Mountain	GA	656	2,766	3,422	(520)	1996	1985	360
Tucker	Tucker	GA	241	1,045	1,287	(197)	1996	1987	360
Alsip	Alsip	IL	250	2,278	2,528	(494)	1982	1980	360
Bolingbrook	Bolingbrook	IL	641	2,840	3,480	(396)	1997	1997	360
Bridgeview	Bridgeview	IL	479	2,057	2,536	(567)	1985	1983	360
Country Club Hills	Country Club Hills	IL	781	3,580	4,360	(249)	1999	1999	360
Dolton	Calumet City	IL	344	2,613	2,958	(635)	1982	1979	360
Fox Valley	Chicago	IL	932	2,980	3,912	(395)	1998	1998	360
Hillside	Hillside	IL	261	1,136	1,397	(323)	1988	1988	360
Lisle	Lisle	IL	576	2,576	3,152	(696)	1986	1976/86	360
Lombard	Lombard	IL	392	1,856	2,248	(571)	1982	1980	360
Oak Forest	Orland Park	IL	704	3,222	3,926	(756)	1995	1991	360
Palatine	Palatine	IL	415	3,068	3,483	(141)	2000	2000	360
Rolling Meadows	Rolling Meadows	IL	384	1,917	2,301	(497)	1982	1980	360
Schaumburg	Schaumburg	IL	443	2,142	2,586	(562)	1982	1980	360
Schaumburg South	Schaumburg	IL	499	3,729	4,228	(259)	1999	1999	360
Willowbrook	Willowbrook	IL	412	1,884	2,296	(539)	1986	1979/82	360
Lincolnwood	Lincolnwood	IL			-			2001	360
Wheaton	Wheaton	IL			-			2001	360
Allisonville	Indianapolis	IN	827	3,712	4,539	(547)	1997	1987	360
Carmel	Carmel	IN	404	2,560	2,964	(551)	1996	1996	360
Castleton	Indianapolis	IN	522	2,044	2,566	(281)	1998	1988	360
College Park	Indianapolis	IN	694	3,014	3,708	(855)	1986	1984	360
County Line	SouthPort	IN	-	2,641	2,641	(306)	1998	1998	360
Downtown Indy	Indianapolis	IN	947	3,402	4,349	(201)	1999	1999	360
Eaglecreek	Indianapolis	IN	802	2,652	3,454	(343)	1998	1998	360
East Washington	Indianapolis	IN	399	2,583	2,982	(114)	1999	1999	360
Georgetown	Indianapolis	IN	461	2,373	2,833	(453)	1996	1996	360
Glendale	Indianapolis	IN	520	2,162	2,682	(586)	1986	1985	360
Annapolis	Annapolis	MD	-	3,512	3,512	(428)	1998	1998	360
Briggs Chaney	Silver Spring	MD	430	1,826	2,256	(501)	1994	1987	360
Clinton	Clinton	MD	650	2,873	3,523	(508)	1986	1985	360
Crofton	Gambrills	MD	376	1,629	2,005	(433)	1988	1985	360
Frederick	Frederick	MD	206	950	1,156	(267)	1994	1987	360
Gaithersburg	Gaithersburg	MD	614	3,960	4,575	(902)	1994	1986	360
Germantown	Germantown	MD	552	2,313	2,865	(612)	1994	1988	360

Laurel	Laurel	MD	391	1,708	2,099	(458)	1988	1984	360
Oxon Hill	Ft. Washington	MD	349	1,467	1,816	(393)	1994	1987	360
Suitland	Suitland	MD	660	2,751	3,411	(751)	1987	1985	360
Ann Arbor	Ann Arbor	MI	424	1,844	2,269	(570)	1988	1977	360
Canton	Canton	MI	433	2,177	2,610	(427)	1988	1986	360
Canton Township	Canton Township	MI	852	3,081	3,933	(95)	2000	2000	360
Clinton Township	Clinton Township	MI	772	3,425	4,197	(319)	1999	1999	360
Flint East	Flint	MI	291	1,204	1,495	(175)	1997	1977	360
Flint South	Flint	MI	615	1,738	2,353	-	2001	1983	360
Fraser	Fraser	MI	627	2,599	3,226	(473)	1988	1985	360
Grand Rapids	Grand Rapids	MI	192	890	1,083	(269)	1983	1978	360
Jackson	Jackson	MI	309	1,303	1,612	(193)	1997	1978	360
Kalamazoo	Kalamazoo	MI	177	827	1,004	(262)	1980	1980	360
Lansing	Lansing	MI	124	560	684	(173)	1983	1978/79	360
Livonia	Livonia	MI	636	2,666	3,302	(500)	1988	1985	360
Madison Heights	Detroit	MI	487	2,536	3,023	(584)	1995	1977	360
Mt. Clemens	Mt. Clemens	MI	935	2,614	3,550	(24)	2001	2001	360
Plymouth	Canton Township	MI	484	3,162	3,646	(553)	1985	1979	360
Rochester	Utica	MI	610	2,489	3,099	(464)	1996	1989	360
Rochester Hills	Rochester Hills	MI	970	3,929	4,900	(22)	2001	2001	360
Southfield	Southfield	MI	702	3,362	4,064	(838)	1983	1976	360
Sterling Heights	Sterling Heights	MI	919	3,760	4,679	(699)	1996	1986	360
Taylor	Taylor	MI	632	3,489	4,121	(819)	1995	1980	360
Troy - Maple	Troy	MI	1,987	3,632	5,619	(881)	1981	1975/77	360
Troy - Oakland Mall	Troy	MI	642	3,000	3,642	(822)	1983	1979	360
Walled Lake	Walled Lake	MI	359	1,695	2,054	(518)	1985/89	1984	360
Warren	Warren	MI	815	3,903	4,718	(546)	1988	1985	360
Auburn Hills	Auburn Hilss	MI			-			2001	360
Olive	St. Louis	MO	818	3,794	4,612	(1,020)	1994	1994	360
St. Peters	St. Louis	MO	1,551		1,551		1999		360
Sulfur Springs	St. Louis	MO	1,497		1,497		1999		360
Capital Blvd.	Raleigh	NC	342	1,680	2,022	(449)	1994	1984	360
Cary	Cary	NC	714	3,064	3,779	(776)	1994	1984	360
Creedmoor	Raleigh	NC	807	3,177	3,984	(417)	1997	1997	360
Garner	Garner	NC	204	903	1,107	(244)	1994	1987	360
Glenwood	Raleigh	NC	266	1,166	1,432	(320)	1994	1983	360
Morrisville	Morrisville	NC	409	1,763	2,171	(454)	1994	1988	360
Bricktown	Bricktown	NJ	1,398	4,452	5,850	(160)	1999	2000	360
Marlboro	Morganville	NJ	1,320	4,963	6,284	(86)	2000	2000	360
Old Bridge	Matawan	NJ	767	4,376	5,143	(833)	1987	1987	360
Voorhees	Voorhees	NJ	1,121	4,268	5,388	(70)	2001	2001	360
Beth Page	Long Island	NY	2,434	7,546	9,979	(241)	2000	2000	360
Commack	Huntington	NY	3,461	6,485	9,946	(548)	1999	1999	360
Gold Street	Brooklyn	NY	1,194	5,508	6,701	(1,690)	1986	1940	360
Great Neck	Long Island	NY	436	2,869	3,305	(155)	1999	1929	360
Hempstead	Hempstead	NY	1,921	5,116	7,038	(276)	1999	1999	360
Melville	Long Island	NY	1,099	7,591	8,690	(546)	1998	1998	360
Nesconset	Long Island	NY	1,074	3,561	4,635	(155)	2000	2000	360
Northern Boulevard	Long Island City	NY	1,244	5,539	6,784	(1,660)	1987	1940	360
Utica	Brooklyn	NY	830	3,748	4,578	(1,204)	1986	1964	360
Van Dam	Long Island City	NY	760	3,505	4,265	(1,121)	1986	1925	360
Yonkers	Yonkers	NY	913	4,236	5,149	(1,356)	1986	1928	360
16th and Sandy	Portland	OR	479	1,984	2,463	(448)	1995	1973	360
Allen Blvd.	Beaverton	OR	525	2,191	2,716	(411)	1996	1973	360
Barbur Boulevard	Portland	OR	741	5,315	6,057	(1,393)	1995	1993	360
Beaverton	Beaverton	OR	216	972	1,188	(315)	1985	1974	360
Denny Road	Beaverton	OR	593	2,466	3,059	(678)	1989	1988	360
Division	Portland	OR	687	2,941	3,628	(809)	1996	1992	360
Gresham	Portland	OR	744	2,522	3,267	(521)	1996	1996	360
Hillsboro	Portland	OR	720	3,115	3,836	(607)	1996	1996	360
King City	Tigard	OR	511	2,115	2,626	(576)	1987	1986	360
Liberty Road	Salem	OR	749	2,500	3,248	(673)	1995	1993	360
Milwaukie	Milwaukie	OR	1,034	3,876	4,910	(1,016)	1996	1990	360
Oregon City	Portland	OR	571	2,711	3,282	(783)	1995	1992	360
Portland	Portland	OR	382	1,583	1,964	(434)	1988	1988	360
Salem	Salem	OR	574	2,575	3,148	(722)	1983	1979/81	360
Airport	Philadelphia	PA	799	3,464	4,263	(968)	1986	1985	360
Edgemont	Philadelphia	PA	975	5,291	6,265	(1,383)	1995	1992	360
Painter's Crossing	Philadelphia	PA	516	2,866	3,381	(371)	1998	1998	360
West Chester	West Chester	PA	-	4,485	4,485	(1,217)	1986	1980	360
Arlington/Forum 303	Arlington	TX	273	1,234	1,507	(366)	1986	1984	360

Bandera Road	San Antonio	TX	468	1,991	2,460	(559)	1988	1981	360
Bedford	Bedford	TX	408	1,745	2,153	(499)	1985	1984	360
Bee Caves Road	Austin	TX	626	4,383	5,009	(312)	1999	1999	360
Beltline Road	Irving	TX	414	1,988	2,403	(594)	1989	1985/86	360
Blanco Road	San Antonio	TX	801	3,343	4,143	(945)	1988	1989/91	360
Champions	Houston	TX	484	2,807	3,290	(325)	1998	1998	360
Cinco Ranch	Houston	TX	523	2,587	3,109	(247)	1999	1998	360
Cityplace	Dallas	TX	1,118	3,494	4,612	(294)	1999	1999	360
East Lamar	Arlington	TX	742	2,113	2,855	(447)	1996	1996	360
Federal	Houston	TX	552	2,357	2,910	(662)	1988	1988	360
First Colony	Missouri City	TX	447	2,181	2,628	(104)	2000	1994	360
Fredicksburg	San Antonio	TX	645	2,844	3,489	(793)	1987	1978/82	360
Georgetown	Austin	TX	403	1,712	2,115	(315)	1997	1996	360
Greenville	Dallas	TX	768	3,200	3,969	(444)	1998	1998	360
Helotes	San Antonio	TX	493	2,265	2,758	(106)	2000	2000	360
Henderson Pass	San Antonio	TX	1,386	2,309	3,695	(296)	1998	1995	360
Henderson Street	Fort Worth	TX	338	3,645	3,982	(267)	1999	1999	360
Highway 26	Hurst	TX	517	2,761	3,278	(48)	2001	2001	360
Highway 78	San Antonio	TX	392	1,550	1,942	(193)	1998	1997	360
Hill Country Village	San Antonio	TX	679	2,840	3,519	(813)	1985	1982	360
Hillcroft	Houston	TX	-	3,712	3,712	(1,044)	1991	1988	360
Hurst	Hurst	TX	363	1,560	1,923	(433)	1987	1974	360
Imperial Valley	Houston	TX	461	1,992	2,453	(563)	1988	1987	360
Irving/MacArthur Blvd.	Irving	TX	673	2,982	3,655	(849)	1985	1975/84	360
Kingwood	Kingwood	TX	525	2,851	3,376	(703)	1988	1988	360
Lakeline	Austin	TX	737	3,412	4,149	(73)	2001	2001	360
Las Colinas	Irving	TX	491	3,120	3,611	(122)	2000	2000	360
Lewisville	Dallas	TX	434	2,553	2,988	(488)	1997	1997	360
McArthur Crossing	Irving	TX	746	2,916	3,662	(612)	1996	1996	360
Medical Center	Houston	TX	737	3,255	3,992	(1,036)	1989	1989	360
Medical Center SA	San Antonio	TX	667	2,676	3,342	(111)	1998	1999	360
Mission Bend	Houston	TX	653	2,741	3,394	(548)	1995	1995	360
Nacodoches	San Antonio	TX	381	2,892	3,273	(325)	1998	1996	360
North Austin	Austin	TX	609	2,564	3,173	(695)	1986	1982	360
North Carrollton	Carrollton	TX	627	2,739	3,367	(174)	2000	1999	360
North Park	Kingwood	TX	570	2,174	2,744	(106)	2000	1996	360
Oak Farm Dairy	Houston	TX	2,652	3,338	5,990	(249)	1999	1999	360
Oak Hills	Austin	TX	149	3,628	3,777	(280)	1999	1999	360
Olympia	Missouri City	TX	493	2,908	3,401	(110)	1998	1999	360
Park Cities East	Dallas	TX	1,017	2,928	3,945	(642)	1995	1995	360
Parker Road	Dallas	TX	809	2,211	3,020	(486)	1995	1995	360
Preston Road	Dallas	TX	703	2,902	3,605	(526)	1997	1997	360
Quarry	San Antonio	TX	488	3,668	4,156	(388)	1999	1999	360
River Oaks	Houston	TX	2,137	7,798	9,935	(1,962)	1996	1989	360
Round Rock	Austin	TX	386	1,640	2,027	(307)	1997	1995	360
San Antonio NE	San Antonio	TX	406	1,745	2,150	(499)	1985	1982	360
Shavano Park	San Antonio	TX		-	-			2001	360
Slaughter Lane	Austin	TX	592	2,427	3,019	(442)	1997	1994	360
South Cooper	Arlington	TX	632	2,621	3,253	(530)	1996	1996	360
South Main	Houston	TX	404	1,074	1,478	(54)	2000	1999	360
Southlake	Dallas	TX	670	2,949	3,619	(318)	1998	1998	360
Spring Branch	Houston	TX	311	501	813	(25)	2000	1996	360
Sugarland	Sugarland	TX	761	3,085	3,846	(843)	1988	1987	360
T.C. Jester	Houston	TX	903	4,102	5,004	(745)	1996	1990	360
Thousand Oaks	San Antonio	TX	421	1,767	2,187	(511)	1986	1987	360
Universal City	Universal City	TX	169	1,631	1,800	(439)	1995	1985	360
Valley Ranch	Coppell	TX	791	3,210	4,001	(555)	1997	1995	360
West U	Houston	TX	1,121	4,613	5,734	(1,268)	1989	1988	360
Westchase	Houston	TX	373	2,632	3,006	(127)	2000	1998	360
Westheimer	Houston	TX	611	2,530	3,141	(694)	1986	1977	360
Windcrest	San Antonio	TX	626	2,937	3,563	(506)	1996	1975	360
Woodforest	Houston	TX	538	2,256	2,794	(438)	1996	1996	360
Woodlands	Houston	TX	737	3,275	4,012	(920)	1988	1988	360
Bayside	Virginia Beach	VA	236	1,259	1,495	(318)	1988	1984	360
Burke	Fairfax	VA	634	2,615	3,249	(500)	1996	1984	360
Burke Centre	Burke	VA	716	3,304	4,020	-	2001	1983	360
Burke Ctr. Business Park	Fairfax	VA	319	1,474	1,793		2001	1983	360
Cascades	Sterling	VA	2,292	3,705	5,997	(437)	1998	1998	360
Cedar Road	Chesapeake	VA	295	1,298	1,593	(337)	1994	1989	360
Charlottesville	Charlottesville	VA	305	1,335	1,640	(380)	1994	1984	360
Chesapeake	Chesapeake	VA	454	1,885	2,339	(354)	1996	1986	360

  These properties are encumbered through one mortgage loan totaling $64.8 million.
  These properties were acquired through a lease of the building and land.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

Shurgard Storage Centers, Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Shurgard Storage Centers, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shurgard Storage Centers, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in 1999 the Company changed its method of accounting for costs of start-up activities.

/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Seattle, Washington

March 12, 2002

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Information regarding the Registrant's executive officers called for by Part III Item 10 is set forth in Item I of Part I herein under the caption "Executive Officers of the Registrant." Information regarding directors of the Company and Section 16 reporting is set forth in our proxy statement for the annual meeting of shareholders to be held May 14, 2002, and is incorporated herein by reference.

Item 11 - Executive Compensation

Information regarding executive compensation is set forth in our proxy statement for the annual meeting of shareholders to be held May 14, 2002, and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is set forth in our proxy statement for the annual meeting of shareholders to be held May 14, 2002, and is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth in our proxy statement for the annual meeting of shareholders to be held May 14, 2002, and is incorporated herein by reference.

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

2. Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation has been included as noted above.

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

10.24	Service Agreement between Shurgard Storage Centers, Inc., David K. Grant, and SSC Benelux & Co., SCA dated June 7, 2000(22)
10.25	Limited Liability Company Agreement between Shurgard Development IV, Inc. and Chase Capital Partners Real Estate Storage, LLC forming CCP/Shurgard Venture, LLC, dated May 12, 2000(22)
10.26	Form of Business Combination Agreement dated July 27, 2000, together with schedule of actual agreements(23)
10.27	2000 Long-Term Incentive Compensation Plan (24)
10.28	Agency Agreement between Shurgard Storage Centers, Inc. and First Security Bank, N. A., dated February 26, 2001 (24)
10.29	Credit Agreement among Shurgard Storage Centers, Inc., First Security Bank, N.A. and Bank of America, N.A., dated February 26, 2001 (24)
10.30	Lease Agreement between First Security Bank, N.A. and Shurgard Storage Centers, Inc., dated February 26, 2001 (24)
10.31	Security Agreement between Shurgard Storage Centers, Inc., First Security Bank, N.A. and Bank of America, N.A., dated February 26, 2001 (24)
10.32

Participation Agreement among Shurgard Storage Centers, Inc., Shurgard Evergreen, L.P., Shurgard Texas, L.P., Shurgard Institutional Fund, L.P. II, SSC Evergreen, Inc., First Security Bank, N.A., Bank of America, N.A., Bank Hapoalim B.M., The Bank of Nova Scotia, Bank One, N.A., Commerzbank, AG, New York and Grand Cayman Branches, Keybank, N.A., Suntrust Bank, U.S. Bank, N.A., Washington Mutual Bank, Fleet National Bank, and LaSalle Bank, N.A., dated February 26, 2001 (24)

10.33

Trust Agreement among Shurgard Storage Centers, Inc., First Security Bank, N.A., Bank of America, N.A., Bank Hapoalim, B.M., Bank of Nova Scotia, Commerzbank, AG, New York and Grand Cayman Branches, Keybank, N.A., Suntrust Bank, U.S. Bank, N.A., Washington Mutual Bank, Fleet National Bank, and LaSalle Bank, N.A., dated February 26, 2001 (24)

10.34	Amended and Restated Limited Liability Company Agreement of CCP/Shurgard Venture, LLC, between Shurgard Development IV, Inc. and CCPRE-Storage, LLC, dated December 26, 2000 (24)
10.35	Loan Agreement between CCP/Shurgard Venture, LLC and General Electric Capital Corporation, dated December 28, 2000 (24)
10.36

Contribution Agreement between Shurgard Development IV, Inc., Shurgard Storage Centers, Inc., Shurgard Texas L.P., SSC Evergreen, CCPRE-Storage, LLC, and CCP/Shurgard Venture, LLC, dated December 28, 2000 (24)

10.37

Third Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. dated February 26, 2001 (24)

10.38	Amendment of 1996 Employee Stock Purchase Plan dated January 30, 2001 (25)
10.39	Amended and restated Class A Common Stock Dividend Reinvestment Plan, dated January 30, 2001 (25)
10.40	Separation Agreement, Confidentiality Agreement and General Release for John Steckler
10.41

First Amendedment to Third Amended and Restated Loan Agreement among Shurgard Storage Centers, inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. dated November 27, 2001

10.42

Joint-Venture Agreement with respect to SSC Benelux & Co. S.C.A. between Shurgard Storage Centers, Inc. SSC Benelux Inc., Shurope Storage S.A., Recom & Co S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., and REIB Europe Operator Limited, REIB International Holdings Limited, Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., SSC General Partner (Guernsey) Limited, SSC Partner (Guernsey) Limited, AIG Self Storage GP, LLC, AIG Self Storage LP, LLC, and Deutsche Bank Aktiengesellschaft, London, Fremont Investors, Inc., Credit Suisse First Boston (International) AG, AIG Global Real Estate Investment Corp., Credit Suisse First Boston (Europe) Limited, SSC Benelux & Co S.C.A. dated October 8, 1999.

10.43

Facility Agreement between Recom & Co. S.N.C., Bank of America International Limited, Deutsche Bank AG, BA International (Netherlands) B.V., Deutsche Bank N.V., Fortis Bank N.V., GZB-

Bank Genossenschaftliched Zentralbank AG Stuttgart, Banque et Caisse D'Epargne de L'Etat, Luxembourg, Bayerische Landesbank International S.A., Dexia Bank Belgium S.A., Landesbank Rheinland-Pfalz International S.A., Lloyds TSB Bank PLC, Natexis Banque (Luxembourg) S.A., Banque Generale du Luxembourg, and Chiao Tung Bank Europe N.V. dated June 21, 2000.

10.44	Form of Business Combination Agreement dated January 15, 2001, together with schedule of actual agreements
12.1	Statement Re: Computation of Earnings to Fixed Charges**
21.1	Subsidiaries of the Registrant**
23.1	Consent of Deloitte & Touche LLP

__________

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

(24) Incorporated by reference to designated exhibit filed with the Registrant's From 10-K for the year ended December 31, 2000.

(25) Incorporated by reference to designated exhibit filed with the Registrant's Form 10-Q for the quarter ended March, 31, 2001.

* Management contract or compensatory plan or arrangement

  Reports on Form 8-K

On January 17, 2001, we filed Form 8-K which announced that the development joint venture with affiliates of JP Morgan Partners ("JPMP" formerly Chase Capital Partners) in which Shurgard Storage Centers, Inc. owns a 20% interest acquired 21 properties developed by Shurgard during 2000.

On February 9, 2001, we filed Form 8-K which announced the Company's fourth quarter earnings for 2000.

On February 16, 2001, we filed From 8-K which announced that the Company had sold $200 million of senior unsecured notes due 2011. The notes were offered under SEC Rule 144A.

On February 23, 2001 we filed Form 8-K which announced the issuance of shares of its 8.75% Series D Cumulative Redeemable Preferred Stock under the Company's shelf registration statement on Form S-3 (File No. 333-21273), effective February 20, 1997 (the "Registration Statement").

On February 23, 2001 we filed Form 8-K which announced the issuance of up to 2,875,000 shares of its Class A Common Stock under the Company's shelf registration statement on Form S-3 (File No. 333-54392), effective August 24, 2001 (the "Registration Statement").

On October 5, 2001, we filed Form 8-K which announced that the Company acquired the partnership interests of Fremont Storage Partners II, LLC and Fremont FSP II, LLC (collectively "Fremont") in Shurgard/Fremont Partners II, a Washington general partnership (the "Partnership").

On November 8, 2001, we filed Form 8-K which announced the postponement of its previously announced third-quarter earnings release and conference call.

On November 19, 2001 we filed From 8-K which announced that the Company has completed its previously-announced review of its independent auditors recommendation regarding the accounting treatment of four development joint ventures, and agrees that a restatement of its financial results for 1998 through the first six months of 2001 will be necessary to comply with generally accepted accounting principles (GAAP).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 14th day of March 2002.

SHURGARD STORAGE CENTERS, INC.

By: /s/  Harrell Beck

Harrell Beck

Senior Vice President

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 14th day of March 2002.

Signature	Title
/s/ Charles K. Barbo	Chairman of the Board, President and Chief
Charles K. Barbo	Executive Officer (Principal Executive Officer)

/s/ Harrell L. Beck	Senior Vice President, Treasurer,
Harrell L. Beck	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ George Hutchinson	Director
George Hutchinson
/s/ Raymond Johnson	Director
Raymond Johnson
/s/ W. J. Smith	Director
W. J. Smith
/s/ W. Thomas Porter	Director
W. Thomas Porter