Form 10-Q
period 2002-03-31
SHURGARD STORAGE CENTERS INC
filed 2002-05-09
CIK 906933

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Shares outstanding at May 1, 2002:

Class A Common Stock, $.001 par value, 33,062,382 shares outstanding

Class B Common Stock, $.001 par value, 154,604 shares outstanding

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(Amounts in thousands except share data)

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except share data)

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2002

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

European operations (Shurgard Self Storage, SCA) are not being consolidated, but are reported under the equity method. The joint venture agreement requires a vote of two thirds of the Board of Managers for all major decisions; however, we continue to exercise significant influence through our control of half of the seats on the Board of Managers.

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

The accompanying unaudited consolidated financial statements and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information disclosures required by GAAP for complete financial statements.. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our financial condition at March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The interim financial statements should be read in conjunction with our 2001 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were formerly considered derivatives may not meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. We use interest rate swaps to fix a portion of our variable rate debt and reverse swaps to fix the fair value of certain loans nearing maturity.

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative reduction to Other Comprehensive Income (OCI) of $348,000. The reduction in OCI was attributable to losses on cash flow hedges. Changes in the time value of an interest rate cap have been excluded from the assessment of hedge effectiveness and is reported in "Interest income and other" on the Condensed Consolidated Statement of Net Income. Approximately $26,000 of OCI will be reclassified into earnings during the next twelve months through amortization. In March 2002 we entered into a fixed to variable rate swap for the $50 million bonds due in 2004. This hedge is designated as a fair value hedge. The gain or loss on the swap and the bonds are recognized in earnings and the carrying value of the bonds is adjusted accordingly. As of March 31, 2002, the carrying value of the bonds was reduced by $140,000.

In July 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations ceased upon adoption of this statement. We implemented SFAS No. 142 on January 1, 2002. We have evaluated our goodwill and have determined that goodwill of $25 million has an indefinite life and is not impaired. All remaining intangibles have been assigned to specific assets and have determinable useful lives. These intangibles are amortized over their remaining useful life.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of the impairment of long-lived assets to be disposed of by sale. We adopted SFAS 144 beginning January 1, 2002. The adoption of SFAS 144 has not had a significant impact on our financial position or results of operations (See Note F).

Participation Rights

We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS 66, Accounting for Sales of Real Estate, as financing arrangements. (See Note D).

Earnings Per Share

For computing earnings per share, basic average shares outstanding for the three months ended March 31, 2002 and 2001 were 32,936,949 and 29,867,281, respectively. Diluted average shares outstanding for the three months ended March 31, 2002 and 2001 were 33,785,319 and 29,963,317, respectively.

Note B - Lines of Credit

We have an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants and guarantees under certain tax retention operating leases. At March 31, 2002, the current available amount was $251.5 million. At March 31, 2002, there was $53.6 million outstanding, and the weighted average rate was 3.21%.

Note C - Notes Payable

In March 2002 we entered into a fixed to variable rate swap for the $50 million bonds due in 2004. This hedge is designated as a fair value hedge. The gain or loss on the swap and the bonds are recognized in earnings and the carrying value of the bonds is adjusted accordingly. As of March 31, 2002, the carrying value of the bonds was reduced by $140,000.

At March 31 2002, $66.3 million of the mortgage notes payable is secured by 21 properties accounted for as participation rights (See Note D) and is a non-recourse credit facility which requires payments of interest only.

The principal maturities of debt over the next five fiscal years are approximately $66.3 million in 2003; $57.3 million in 2004; and $253.0 million in 2006 and beyond. Each of these notes contains covenants that require us to submit financial information and maintain certain financial ratios. For a further discussion see Note G-Notes Payable in our 2001 Annual Report on Form 10-K.

Note D - Participation Rights

During the past several years we formed four joint ventures; SFPI in May 1998 with Fremont Storage Partners I, SFPII in March 1999 with Fremont Storage Partners II, Shurgard/K&S I, LLC in October 1999 with K&S Storage, LLC and CCP/Shurgard in May 2000 with an affiliate of JP Morgan Partners. Under these joint venture agreements, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. As a result of this option or put, we have continuing involvement with these joint ventures and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for these joint ventures as financing arrangements and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partners' share of the estimated option purchase price. The discount is amortized over the term of the related agreement. During 2001, we exercised our option to acquire our joint venture partner's interest in three of the four joint ventures for a total of $69.4 million. These were accounted for as a reduction in participation rights liability.

As of March 31, 2002, we include the operations of 21 storage centers owned through CCP/Shurgard, a joint venture in which we own a 20% legal interest. Due to the details of the property contribution and purchase option related to this joint venture described above, we account for this joint venture as a financing arrangement and include all of the operating results of the properties in our financial statements. These properties are subject to $66.3 million in mortgage debt.

The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our consolidated balance sheets, and the related revenue and expenses of these properties are included in our Condensed Consolidated Statements of Net Income.

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

The following table summarizes the estimated liability for participation rights and the related discount:

Note E - Storage Centers

Buildings and equipment are presented net of accumulated depreciation of $224.3 million and $213.4 million as of March 31, 2002 and December 31, 2001, respectively.

Note F - Goodwill and Other Intangible Assets

The following table summarizes our net income for the three months ended March 31, 2002 and 2001 excluding goodwill amortized during that period prior to adoption of SFAS No. 142.

Note G - Shareholders Equity

During the first three months of 2002, we issued 7,989 shares of Class A Common Stock in connection with our Dividend Reinvestment Plan (the Plan). Additionally, 339,218 shares were issued in connection with the exercise of employee stock options and the Employee Stock Purchase Plan.

On April 27, 2000, the Board approved the extension of maturity dates of certain promissory notes to Class B common stockholders to March 1, 2003. The extended notes require quarterly payments of interest at 200 basis points above LIBOR, while those not extended are non-interest bearing. For the three months ended March 31, 2002 and 2001, respectively, we received $19,900 and $8,600 in interest income on these notes and $374,000 and $164,500 in principal payments. As of March 31, 2002, 62,771 shares of the total 154,604 Class B shares are eligible for conversion to Class A Common Shares.

Note H - Income Taxes

In June 2001, we purchased the remaining shares of STG, a taxable REIT subsidiary, and began consolidating the assets and liabilities of STG as of that date. The income tax benefit, calculated at the statutory rate of 34%, consists entirely of deferred taxes. The components of deferred tax assets (liabilities) for STG at March 31, 2002 are included in the table below. As of March 31, 2002, no valuation allowance had been established.

Note I - Other Comprehensive Income

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

The effect of the implementation of SFAS 133 on our earnings was not significant. For the three months ended March 31, 2002, other assets decreased $43,000, other liabilities decreased $1.2 million, and other comprehensive loss decreased $1.2 million. For the three months ended March 31, 2001, other assets increased $255,000, other liabilities increased $744,000 and other comprehensive loss increased $488,000. Total accumulated other comprehensive loss was $1.5 million as of March 31, 2002.

Note J - Lease Obligations

We lease certain parcels of land and buildings under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

In February 2001, we executed an agreement with a third party to enter into up to $250 million worth of tax retention operating leases in connection with the line of credit discussed in Note B. We anticipate that most of our development projects over the next two years will be developed by this third party and leased through this facility. Under the related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we exercise our options, the purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the third party at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we will have no legal ownership in these properties. As of March 31, 2002, the third party has 11 storage centers under construction, has purchased land for construction of four additional storage centers and has 11 completed stores. The lease term for these properties begins upon the third party's acquisition of the land and/or property. Rent commences under the lease upon completion of construction and equals 85% of the storage center's positive monthly net operating income. For the three months ended March 31, 2002, we paid $78,000 in lease payments on properties. In connection with these leases, we are liable for contingent residual lease guarantees totaling $71.3 million as of March 31, 2002.

Note K - Exit Costs

In December 2001, the Board of Directors approved an exit plan to discontinue the operations of STG in the Atlanta and Southern California markets. In connection with this decision, we accrued incremental costs expected to be incurred during the closing of the warehouses of $4.1 million in the fourth quarter of 2001. These costs consist of lease termination fees for warehouses and equipment, severance packages, charges to prepaid expenses, estimated loss on sale of containers and estimated loss from operations during closing totaling $2.4 million, as well as impairment losses on certain assets and goodwill of an additional $1.7 million. During the first quarter of 2002, we charged approximately $1.2 million to the $2.4 million liability recorded in 2001. These costs consisted primarily of lease termination fees and losses from operations necessary to relocate current customers incurred in the first quarter of 2002. We expect to have the exit plan completed by the end of 2002.

Note L - Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three months ended March 31, 2002 and 2001.

Note M - Segment Reporting

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

Using the definition of Same Stores and New Stores described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Stores to Same Stores over time. The following tables illustrate the results using the 2002 Same Stores and New Stores base for reportable segments as of and for the three months ended March 31, 2002 and 2001. Same Stores includes all stores acquired prior to January 1, 2001, and domestic developments opened prior to January 1, 2000. New Stores represent all stores acquired on or after January 1, 2001, and domestic developments opened on or after January 1, 2000:

The following table reconciles the reportable segments real estate operations revenue per the table above to consolidated total revenue for the three months ended March 31, 2002 and 2001.

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months ending March 31, 2002 and 2001:

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months ended March 31, 2002 and 2001.

Note N-Contingent Liabilities and Commitments

(1) Bank debt for which we are contingently liable as a general partner of Recom. The debt matures in 2003, or sooner, if we, our partners in Recom or Shurgard Europe default in our separate indebtedness.

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO UNCERTAINTIES INCLUDING THE RISK THAT COMPETITION FROM NEW SELF STORAGE FACILITIES OR OTHER STORAGE ALTERNATIVES MAY CAUSE RENT TO DECLINE AND MAY CAUSE OCCUPANCY RATES TO DROP, TAX LAW CHANGES MAY CHANGE THE TAXABILITY OF FUTURE INCOME AND INCREASES IN INTEREST RATES MAY INCREASE THE COST OF REFINANCING LONG TERM DEBT. WE MAY ALSO BE AFFECTED BY LEGISLATION OR CHANGES IN REGULATIONS OR INTERPRETATIONS REGARDING ACCOUNTING STANDARDS APPLIED TO SOME OF THE COMPANY'S EXISTING FINANCIAL AND JOINT VENTURE STRUCTURES. ACTUAL RESULTS MAY ALSO DIFFER IF INCREASES IN LABOR, TAXES, MARKETING AND OTHER OPERATING AND CONSTRUCTION EXPENSES OCCUR. Other factors which could affect our financial results are described below and in Item 1 (Business) of our 2001 Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

Segment Performance

Same Stores

The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Historically, newly developed properties have reached stabilization in an average of approximately 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous years comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance for the first quarter 2002 and 2001:

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

Same Store revenue in the first quarter increased 4.1% over the same quarter in 2001. Real estate operations revenue gains were a function of a 5.5% increase in rental rates. Occupancy decreased 1.2 percentage points from 85.5% to 84.3% from the same quarter in 2001. Increases in retail sales and insurance revenue contributed approximately $300,000 to revenue increases from first quarter 2001 to first quarter 2002.

The business trends in most of our markets, although slowing, continued to be positive throughout the first quarter of 2002. In 2001, we began experiencing increased competition in several of our markets where competitors have opened in the vicinity of our stores. We are beginning to see downward pressure in both occupancies and rates in some of our markets due to discount programs and rate reductions being offered by various competitors. At this time we cannot predict the impact this rate pressure will have on our operating results over the next six months, but we believe that the quality of our storage centers as well as our geographic diversity helps mitigate the impact of competition in individual markets.

Direct property operating expenses increased 1.3% in 2002 as compared to 2001 primarily due to increases in cost of goods sold and other expenses offset by decreased personnel expenses and utilities.

Additionally, after the 1.9% increase in indirect operating expenses, NOI after indirect costs increased 5.9% for 2002 compared to 2001. Our definition of indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting.

New Stores

New Store information is shown in the table below. Our definition of New Stores includes existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating for a full two years as of January 1 of the current year.

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

Increases from 2001 to 2002 in net operating income (NOI) for the New Store portfolio reflect a greater number of property months included for the later periods. Although this increase gives some indication of how much of our overall NOI growth results from this segment, it is not a good method of evaluating the performance of assets within this segment. Acquisitions and development properties are evaluated based on comparisons of actual results to projected NOI for the appropriate period from opening or at maturity. The performance of our acquisitions and developments are discussed in the sections that follow.

Domestic Acquisitions

During the first three months of 2002, we purchased three storage centers totaling 176,000 net rentable square feet for $15.0 million and began leasing an additional two storage centers totaling 140,000 net rentable square feet in the following locations: three in Indiana and two in Florida. One of these storage centers was acquired at the end of March and did not contribute to NOI or occupancy for the first quarter and another is in the early stages of rent-up with an occupancy of 5% for the month of March 2002.

  Two of these properties were acquired through a lease of the building and land and are not included in the table data for purchase price and yield. (See discussion under Ownership and Leasing Arrangements - Tax Retention Operating Leases)
  Four of these properties were acquired through a lease of the building and land and are not included in the table data for purchase price and yield. (See discussion under Ownership and Leasing Arrangements - Tax Retention Operating Leases)
  Yield is calculated as March 2002 NOI annualized divided by the purchase price.

During 2001, we purchased four storage centers totaling 234,000 net rentable square feet for $19.3 million and began leasing an additional four storage centers totaling 303,000 net rentable square feet. Three of these properties are located in California, three in Michigan, one in Florida and one in Illinois and three of these properties were acquired in the fourth quarter of 2001. Two of these stores were newly built at the time of acquisition and are still in rent-up with occupancies of 57% and 67% as of March 31, 2002.

Domestic Development

We opened two domestic storage centers during the first three months of 2002, and, when all phases are complete, these projects will total approximately 129,000 net rentable square feet with an estimated total cost of $5.5 million.

Both of the storage centers opened in 2002 were developed through our Tax Retention Operating Leases (See Ownership and Leasing Arrangements) and did not open until the second half of March. Accordingly, March 2002 NOI is not meaningful as a percentage of stabilized NOI at maturity.

Of the 13 stores opened in 2001, one was developed through our Florida joint venture, one was developed through our Oklahoma joint venture, seven were developed by us and four were developed through our Tax Retention Operating Leases. These 2001 developments together generated $17,000 in NOI for the three months of 2002. For the month of March 2002, these developments had NOI of $2,800, which represents 0.5% of projected monthly NOI at maturity, and averaged 32% occupancy. Of the thirteen storage centers, six opened in the fourth quarter of 2001 (four of those opening in December) and the remaining seven opened in the third quarter of 2001.

Three of the storage centers opened in 2000 were developed through our Tennessee and Florida joint ventures and 18 were contributed to CCP/Shurgard Venture, LLC (CCP/Shurgard). The 2000 developments together generated $1.0 million in NOI for the three months of 2002. Of these 21 stores, nine of these opened in the fourth quarter of 2000. For the month of March 2002, these developments had NOI of $331,000, which represents 32.8% of projected monthly NOI at maturity, and averaged 56% occupancy. Many of these stores have experienced higher than anticipated expenses, primarily in the category of real estate taxes, where expenses during 2001 were approximately $350,000 higher than anticipated. We are aggressively contesting these through appeals. Additionally, these stores are facing strong competition in their markets and are leasing up slower than expected. Although we expect to be able to reach our revenue goals for these properties in the long run, our stabilized yield will be below the targeted yield if we are unsuccessful in our real estate tax appeals.

Ownership and Leasing Arrangements

We have various ownership and leasing arrangements with respect to properties included in our Same Store and New Store portfolios. The table below includes information as of and for the three months ended March 31, 2002 which identifies the proportion of Same Store and New Store results attributable to each of these various arrangements. The following tables include 100% of the cost, operating results and other information presented regardless of our percentage ownership interest in that property. Each of the categories presented is discussed in greater detail in sections following the table.

  Includes owned and leased properties in which we have a 100% interest.
  Includes properties developed by CCP/Shurgard .
  Includes properties in which we own an interest less than 100% but which are consolidated in our financial statements.
  Includes properties that are not consolidated in our financial statements because we own less than 100% and do not exercise control.
  Includes properties acquired by or developed through our tax retention operating lease arrangements.

The table below includes our pro rata portion of cost, operating results and other information for our consolidated and unconsolidated joint venture properties.

Wholly Owned or Leased

Most of our storage centers are owned or leased directly or through wholly owned subsidiaries. Additionally, as of March 31, 2002, we operate 11 properties that are built on land subject to long-term leases and 8 properties leased under short and long-term building leases. All short-term building leases include purchase options.

Development Financing Joint Ventures

In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO, see Funds from Operations), we have pursued alternative financing options. In connection with this initiative, we formed four joint ventures, SFPI in May 1998 with Fremont Storage Partners I, SFPII in March 1999 with Fremont Storage Partners II, Shurgard/K&S I, LLC in October 1999 with K&S Storage, LLC and CCP/Shurgard in May 2000 with an affiliate of JP Morgan Partners. Under these joint venture agreements, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. As a result of this option or put, we have continuing involvement with these joint ventures and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for these joint ventures as financing arrangements and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partners' share of the estimated option purchase price. The discount is amortized over the term of the related agreement. As described above, during 2001, we exercised our option to acquire our joint venture partner's interest in three of the four joint ventures for a total of $69.4 million. These were accounted for as a reduction in participation rights liability.

As of March 31, 2002, we include the operations of 21 storage centers owned through CCP/Shurgard, a joint venture in which we own a 20% legal interest. Due to the details of the property contribution and purchase option related to this joint venture described above, we account for this joint venture as a financing arrangement and include all of the operating results of the properties in our financial statements. These properties are subject to $66.3 million in mortgage debt. During the past four years we operated an additional 32 storage centers under similar arrangements, but these storage centers are now wholly owned.

The following is a summary of the participation rights balances as of March 31, 2002 and December 31, 2001:

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

As of March 31, 2002, we have entered into a four-year leasing arrangement on 26 storage properties. The leases include a purchase option and a residual lease guarantee. As of March 31, 2002, we are operating eleven of these storage centers and are engaged as construction agent on 15 properties. We have subcontracted the construction management for two of the properties to an affiliate.

The following table summarizes the properties and obligations under these Tax Retention Operating Leases as of March 31, 2002.

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

Consolidated Joint Ventures

We operate four storage centers owned through a joint venture in which we have a controlling interest with a California developer. Under our agreement with this developer, it purchases sites in Southern California and constructs storage centers on them according to our specifications. Upon completion of the rent-up period, the storage centers are purchased by the joint venture. Prior to such purchase, we have no ownership in the properties and accordingly, they are not included in any discussions in our operating results. The developer's interest in the joint venture is based upon a predetermined formula and the fair value of the property at contribution. During 1999, the joint venture purchased one of the completed storage centers for $3.1 million; during 2000 the joint venture purchased an additional completed storage center for $11.0 million; and during 2001, the joint venture purchased two of the completed storage centers for $13.4 million.

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

The 29 properties in joint ventures have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures have assets with a gross book value of $104.4 million and debt of $67.1 million secured by the storage centers. Our pro rata ownership in these assets is $85.7 million and our pro rata interest in the debt of these joint ventures is $54.6 million. Additionally, we have guaranteed $19.0 million of these joint venture loans.

  European Operations

European operations are conducted through Shurgard Self Storage, SCA (Shurgard Europe), a joint venture in which we have a combined 7.57% direct and indirect equity interest. At March 31, 2002, Shurgard Europe was operating in Belgium, Sweden, France, the Netherlands, the United Kingdom and Denmark.

Shurgard Europe is a Belgian joint venture in which we own 2.66%, four unaffiliated institutional investors own 43.26%, our European operating partners own .25% and Recom & Co SNC (Recom) owns 53.83%. Our European operating partners are European entrepreneurs who worked with us in 1995 to establish the European operations and who joined us as original investors at that time. Recom is a Belgian partnership in which we, our European operating partners and some Shurgard Europe employees have ownership interests as described below. Our interests and those of Recom and some of our European partners reflect fully diluted equity interests, after taking into account the exercise of warrants as described below. The four institutional investors, consisting of European and U.S. banking, insurance and real estate institutions, acquired their interests in October 1999 through a commitment to invest 122 million Euro in the joint venture. On February 27, 2001, the joint venture obtained commitments from all of its owners to invest an additional 28 million Euro, which may be drawn on until December 31, 2002. The commitments were made substantially pro rata and, therefore, did not alter the percentage ownership of the parties. At March 31, 2002, Shurgard Europe had drawn on 108.5 million Euro of the initial commitment from the institutional investors and had not yet drawn on any of the additional February 2001 commitment.

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

Recom, which holds a 53.83% interest in Shurgard Europe as described below, is a Belgian partnership in which we own a 9.11% interest and our European operating partners and an entity comprised of some Shurgard Europe employees own collectively a 1.24% interest. The remaining 89.65% interest is held by a trust funded by a commercial banking group through which Recom has established a $168.5 million credit facility. As a general partner of Recom, we are contingently liable for repayment of any amounts outstanding under the credit facility in the event of default. Balances under the credit facility are unsecured, bear interest at LIBOR plus 1.5% (plus certain additional costs) and mature on June 21, 2003. The loan contains customary affirmative and negative lending covenants and default provisions that apply to us, our other Recom partners and Shurgard Europe and could be due prior to maturity in the event of default by us or them in our or their separate indebtedness. Recom is managed by one of our European operating partners who is responsible for day to day operations. Any significant capital commitment or any sale of assets requires unanimous approval of all partners. We, our European operating partners and some of the Shurgard Europe employees have the right to increase our respective equity interests in Recom, pro rata in proportion to our existing ownership, by purchasing additional shares at a Euro fixed price. For example, if these partners were to purchase additional interests to provide capital for repayment of the credit facility balance at March 31, 2002, our interest would increase to 87.65%. If we were the only party to purchase additional interests for this purpose, our interest would increase to 99.58%. One of our European operating partners has an option, exercisable in June 2003, to purchase the trust's interest in Recom identified above for a fixed price and is subject to a put option, exercisable also in June 2003, with respect to the same interest at the same price.

As of March 31, 2002, Recom's investment in Shurgard Europe consisted of current equity of 16.1 million Euro (US$14.0 million) and warrants to purchase additional equity for 106.3 million Euro (US$92.5 million). In addition, Recom has funded Shurgard Europe subordinated debt of 112.4 million Euro (US97.8 million) which bears interest at 8.25% per annum and matures in 2009. Recom's 53.83% interest in Shurgard Europe referred to above reflects the exercise of these warrants in full.

Under this structure, of the 7.57% aggregate interest we currently own in Shurgard Europe, we hold 2.66% directly and 4.89% indirectly through Recom. If we were to increase our interest in Recom to the largest percentage identified above, our indirect interest in Shurgard Europe through Recom would increase to 53.60% and our aggregate interest in Shurgard Europe would be 56.26%.

Our portion of net loss was $336,000 and $330,000 for the three months ended March 31, 2002 and 2001, respectively. These results are reported under Expenses as "Loss from Other Real Estate Investments" in our Condensed Consolidated Statement of Net Income. Our portion of losses from FFO was $136,000 and $185,000 for the three ended March 31, 2002 and 2001, respectively. In order to take advantage of the investment opportunity, Shurgard Europe is accelerating its expansion rate in Europe. Although the operations of existing stores are improving, this expansion will produce losses for the next three to four years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of European operations are not consolidated in our financial statements, but rather our interest is accounted for under the equity method of accounting. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

European Business Summary

Since 1992, Shurgard Europe has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. European consumers tend to live in more crowded population densities and smaller living spaces that make self storage an attractive option. As of March 31, 2002, Shurgard Europe had 75 storage centers operating in 6 countries. The following tables include certain financial and operating information that illustrate the performance of Shurgard Europe.

(1) Total net rentable square feet and estimated total cost when all phases are complete.

(2) Includes stores that have been operating more than 12 months, figures represent end of period average.

(3) Average rental rate per square foot is calculated as the weighted average rate of all existing contracts as of March 31.

(4) In the respective local currencies, compared to March 31, 2001.

Certain Financial Data of Shurgard Europe

  Includes unsecured debt between Shurgard Europe and Recom of $97.8 and $91.1 million as of March 31, 2002 and 2001, respectively.

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

European Same Store Operations

The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined for the three months ended March 31, 2002 and 2001.

  Amounts have been translated from local currencies using the average exchange rate for 2002.
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

In the first quarter of 2002, when translated at constant exchange rates, revenue increased 25.2%. The increase in rental revenue for these stores is a result of a 17% increase in occupancy and a 5.2% increase in rates. Revenue growth in US dollars, when translated at the applicable average period rates, was limited to 19% due to a change in currency exchange rates from the first quarter of 2001 to the same period in 2002. Decreases in indirect operating expense are the result of spreading certain fixed costs over more stores as our European network expands.

Included in the Same Store table above are 12 stores that opened 1999 (11 of those opened in the fourth quarter of 1999) and were still in the rent-up stage during 2001. Excluding the impact of these stores, rental revenue increased 11%, occupancy increased 6.2% and rental rates increased 3.1%, resulting in an NOI increase for these 16 stores of 15%.

European Development

The following table summarizes European developments by country in U.S. dollars during the past three years:

(1) The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. See Risk Factors in (Item 1) Business of our 2001 Annual Report on Form 10-K.

During the first three months of 2002, Shurgard Europe opened 3 storage centers with an estimated total cost of $11 million and net rentable square feet of 154,500 when all phases are complete.

The 25 storage centers opened in 2001 have an estimated total cost of $108 million and net rentable square feet of 1.3 million when all phases are complete. The average occupancy at the end of March 2002 was 28% after an average of 7 months of operations. These storage centers generated $0.5 million of losses for the three months ended March 31, 2002.

The 19 storage centers opened in 2000 have an estimated total cost of $83 million and net rentable square feet of 1.1 million when all phases are complete. The average occupancy at the end of March 2002 was 62% after an average of 19 months of operations. These storage centers generated $1.3 million of NOI for the three months ended March 31, 2002 or 49% of their stabilized NOI.

In addition to the above completed developments, Shurgard Europe currently has another 10 storage centers under construction. The following table summarizes European development projects in progress at March 31, 2002.

(1) The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

In the current state of the European self storage market, we believe that a strategy of growth through development will result in higher returns over the long term. However, as discussed earlier, this expansion and development strategy creates a short-term dilution of earnings during the rent-up phase of a project. For further discussion, see Domestic Development in our 2001 Annual Report on Form 10-K.

Other Real Estate Investments

The following table shows income (loss) from unconsolidated real estate investments for the three months ended March 31, 2002 and 2001. All income and loss amounts reflect our pro rata ownership percentage.

Containerized Storage

As discussed in our 2001 Annual Report on Form 10-K, we have invested in Shurgard Storage To Go, Inc., (STG) a containerized storage business. STG is a taxable REIT subsidiary and is subject to corporate level tax. In June 2001 we purchased all of the issued and outstanding shares of STG and converted the note receivable to equity. As a result of this transaction, as of March 31, 2002, our gross investment in STG was $24.8 million. We began consolidating STG in our financial statements as of the date of the purchase of the shares. Operating results prior to the purchase of voting stock is accounted for under the equity method.

Our unconsolidated pro rata losses for STG for three months ended March 31, 2001 is $1.7 million. Beginning June 30, 2001, STG is consolidated in our financial statements.

Unconsolidated Joint Ventures

Pursuant to our affiliation agreements with two storage operators, we have entered into 26 joint ventures that own 29 stores in which our economic interests range from 50% to 90%. As of March 31, 2002, we had invested a total of $25.5 million in these joint ventures. For the three months ended March 31, 2002, our pro rata portion of joint venture income totaled $30,000 ($623,000 of income before depreciation and amortization). Losses from new properties added during the previous and current year offset earnings from stabilized properties. For the three months ended March 31, 2001, our pro rata portion of losses for these joint ventures totaled $660,000 ($63,000 of loss before depreciation and amortization) including a $142,000 loss on disposition of land. We have guaranteed certain joint venture loans totaling $19.0 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions elsewhere in this Quarterly Report on Form 10-Q (Same Stores, Domestic Acquisitions or Domestic Development) under SEGMENT PERFORMANCE.

Consolidated Statement of Income

Income before extraordinary item increased $8.2 million over the prior year quarter. Income from real estate operations rose 10.4% from first quarter 2001 to 2002. Operating expense rose 18.8% from first quarter 2001 to 2002. Included in operating expenses are internal acquisition costs and development expenses related to discontinued efforts of $243,000 and $100,000 for first quarter 2002 and 2001, respectively. Additionally, development and acquisition expense of $1.0 million was incurred in the first quarter in connection with our role as construction manager under the Tax Retention Operating Lease Agreements (See discussion of other revenue below). Due to the consolidation of STG in our financial statements beginning June 30, 2001, operating expenses increased $723,000 from the first quarter 2001 to 2002. All other operating expenses are included in NOI after indirect operating and leasehold expense and are discussed in Segment Performance. Real estate tax expense rose 17.1% from first quarter 2001 to 2002.

Consolidated general and administrative expenses increased $500,000 from first quarter 2001 to 2002 due to increased legal and professional costs incurred in connection with investing and financing transactions. As a percentage of real estate operations revenue, these expenses increased from 2.6% to 3.2% for first quarter 2001 to 2002.

Other revenue increased $2.0 million from first quarter 2001 due to an increase in development fees from a third party in connection with the Tax Retention Operating Lease Agreements (See Ownership and Leasing Arrangements) and the consolidation of STG in our financial statements beginning June 30, 2001. Loss from other real estate investments is discussed in the section Other Real Estate Investments.

Interest income and other decreased $1.4 million from first quarter 2001 to 2002. Decreases relate to interest income earned on our loan to STG which was converted to equity in June 2001 and approximately $0.5 million of interest earned on the investment of proceeds from our bond offering and preferred stock offering that we held for approximately six weeks until payment of the $122.6 million debt on March 31, 2001 (see discussion under Other Real Estate Investments and Liquidity and Capital Resources). Additionally, we received a one-time incentive fee in the prior year of approximately $350,000 related to management of an affiliate store.

Interest on loans decreased $2.9 million from first quarter 2001 to 2002. The decrease is due to a lower average outstanding balance during the first quarter of 2002 compared to 2001, as well as decreased interest rates. Amortization of loan costs of $362,000 and $669,000 for first quarter 2002 and 2001 are included in amortization expense, respectively.

Minority interest increased $23,000 from first quarter 2001 to 2002 which relates primarily to the operations of our consolidated subsidiaries. Amortization of participation rights discount decreased $2.6 million due to the pay off of the financing arrangements related to SFPI, SFPII and K&S in 2001.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were formerly considered derivatives may not meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. We use interest rate swaps to fix a portion of our variable rate debt and reverse swaps to fix the fair value of certain loans nearing maturity.

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative reduction to Other Comprehensive Income (OCI) of $348,000. The reduction in OCI was attributable to losses on cash flow hedges. Changes in the time value of an interest rate cap have been excluded from the assessment of hedge effectiveness and is reported in "Interest income and other" on the Condensed Consolidated Statement of Net Income. Approximately $26,000 of OCI will be reclassified into earnings during the next twelve months through amortization. In March, 2002 we entered into a fixed to variable rate swap for the $50 million bonds due in 2004. This hedge is designated as a fair value hedge. The gain or loss on the swap and the bonds are recognized in earnings and the carrying value of the bonds is adjusted accordingly. As of March 31, 2002, the carrying value of the bonds was reduced by $140,000.

In July 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations ceased upon adoption of this statement. We implemented SFAS No. 142 on January 1, 2002. We have evaluated our goodwill and have determined that goodwill of $25 million has an indefinite life and is not impaired. All remaining intangibles have been assigned to specific assets and have determinable useful lives. These intangibles are amortized over their remaining useful life.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of the impairment of long-lived assets to be disposed of by sale. We adopted SFAS 144 beginning January 1, 2002. The adoption of SFAS 144 has not had a significant impact on our financial position or results of operations.

We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS 66, Accounting for Sales of Real Estate, as financing arrangements. (See Note D).

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

FFO for the first three months of 2002 increased $4.8 million over FFO for the first three months of 2001. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the prior year through acquisitions and developments offset by increased expenses in marketing and real estate taxes.

Liquidity and Capital Resources

During the first three months of 2002, we invested $8.7 million in domestic acquisitions and development and expansion projects and $1.7 million in capital improvements to our existing portfolio and other capital improvements. The $3.9 million increase in other real estate investments represents investments in unconsolidated joint ventures.

The balance on the domestic line of credit increased $5.8 million from December 31, 2001 to March 31, 2002. Draws on the line of credit were used to fund development and acquisition activity for the Tax Retention Operating Leases, as well as general corporate purposes. We have established a revolving domestic credit facility of up to $360 million which we expect to meet our borrowing needs over the next several years. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. At March 31, 2002, the ratio of the Company's debt to total assets before accumulated depreciation was 31.7% and its debt to total market capitalization was 24.7%.

We anticipate funding 2002 growth and our ongoing development program primarily through a combination of our lines of credit, long term debt, common and preferred equity, and alternative capital sources. In order to continue to grow at historical rates and to meet our capital objectives, it will be necessary to continue to access additional equity capital during the next two to three years. We are evaluating various alternatives, including joint ventures with private institutions and public pension funds and the issuance of additional common stock. Additionally, we anticipate reducing our dividend payout ratio in order to retain cash flow for growth. We believe that our cash flow in 2002 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the three months ended March 31, 2002 was $20.2 million compared to $35.5 million for the same period of 2001.

The following tables summarize our contractual obligations and our off-balance sheet commitments (in thousands).

(1) See Unconsolidated Joint Ventures under Ownership and Leasing Arrangements

(2) See Tax Retention Operation Leases under Ownership and Leasing Arrangements.

(3) Bank debt for which we are contingently liable as a general partner of Recom. The debt matures in 2001, or sooner, if we, our partners in Recom or Shurgard Europe default in our separate indebtedness. See European Operations.

Part II, Item 5: Other Information

Summary of Operating Self Storage Properties

The following table categorizes our network of operating storage centers and business parks based on ownership and how they are reported in our financial statements.

 Part II, Item 6: Exhibits and Reports on Form 8-K

Reports on Form 8-K:

During the quarter ended March 31, 2002, there were no reports filed on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: May 7, 2002 By: /s/ Harrell Beck

Harrell Beck

Chief Financial Officer,

Chief Accounting Officer and Authorized Signatory