Form 10-Q
period 2002-06-30
SHURGARD STORAGE CENTERS INC
filed 2002-08-07
CIK 906933

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(Address of principal executive offices) #9; #9; (Zip Code)

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

Shares outstanding at August 1, 2002:

Class A Common Stock, $.001 par value, 35,636,760 shares outstanding

Class B Common Stock, $.001 par value, 154,604 shares outstanding

`Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(Amounts in thousands except share data]

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except share data)

| | For the three months ended June 30, 2002 | For the three months ended June 30, 2001 |
|---|---|---|
| **Revenue** | | |
| Real estate operations | $ 61,523 | $ 56,937 |
| Other | 2,490 | 1,460 |
| Total revenue | 64,013 | 58,397 |
| **Expenses** | | |
| Operating | 20,370 | 17,069 |
| Depreciation and amortization | 11,325 | 10,942 |
| Real estate taxes | 5,803 | 5,052 |
| Loss from other real estate investments | 309 | 1,466 |
| General, administrative and other | 1,930 | 1,437 |
| Total expenses | 39,737 | 35,966 |
| Income from operations | 24,276 | 22,431 |
| **Other Income (Expense)** | | |
| Interest | | |
| Interest on loans | (7,615) | (8,802) |
| Amortization of participation rights discount | (2,177) | (4,218) |
| Interest income and other | 3,206 | 905 |
| Other income (expense), net | (6,586) | (12,115) |
| Minority interest | (177) | (354) |
| Net income before income tax benefit | 17,513 | 9,962 |
| Income tax benefit | 6 | - |
| Income before extraordinary items | 17,519 | 9,962 |
| Early extinguishment of debt | 1,157 | - |
| Net Income | $ 18,676 | $ 9,962 |
| | | |
| **Net income allocation** | | |
| Allocable to preferred shareholders | $ 4,074 | $ 4,074 |
| Allocable to common shareholders | 14,602 | 5,888 |
| | $ 18,676 | $ 9,962 |
| **Net Income per Common Share:** | | |
| **Basic earnings per share:** | | |
| Income before extraordinary item | $ 0.41 | $ 0.20 |
| Early extinguishment of debt | 0.03 | - |
| Net Income | $ 0.44 | $ 0.20 |
| | | |
| **Diluted earnings per share:** | | |
| Income before extraordinary item | $ 0.40 | $ 0.19 |
| Early extinguishment of debt | 0.03 | - |
| Net Income | $ 0.43 | $ 0.19 |
| | | |
| Distributions per common share | $ 0.53 | $ 0.52 |

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except share data)

| | For the six months ended June 30, 2002 | For the six months ended June 30, 2001 |
|---|---|---|
| **Revenue** | | |
| Real estate operations | $ 119,955 | $ 109,848 |
| Other | 4,674 | 1,682 |
| Total revenue | 124,629 | 111,530 |
| **Expenses** | | |
| Operating | 39,364 | 33,051 |
| Depreciation and amortization | 22,664 | 22,082 |
| Real estate taxes | 11,461 | 9,885 |
| Loss from other real estate investments | 673 | 2,894 |
| General, administrative and other | 3,818 | 2,825 |
| Total expenses | 77,980 | 70,737 |
| Income from operations | 46,649 | 40,793 |
| **Other Income (Expense)** | | |
| Interest | | |
| Interest on loans | (15,333) | (19,443) |
| Amortization of participation rights discount | (3,948) | (8,468) |
| Interest income and other | 3,634 | 2,756 |
| Other income (expense), net | (15,647) | (25,155) |
| Minority interest | (349) | (503) |
| Net income before income tax benefit | 30,653 | 15,135 |
| Income tax benefit | 80 | - |
| Income before extraordinary items | 30,733 | 15,135 |
| Early extinguishment of debt | 1,157 | (1,036) |
| Net Income | $ 31,890 | $ 14,099 |
| | | |
| **Net income allocation** | | |
| Allocable to preferred shareholders | $ 8,148 | $ 6,950 |
| Allocable to common shareholders | 23,742 | 7,149 |
| | $ 31,890 | $ 14,099 |
| **Net Income per Common Share:** | | |
| **Basic earnings per share:** | | |
| Income before extraordinary item | $ 0.69 | $ 0.28 |
| Early extinguishment of debt | 0.03 | (0.04) |
| Net Income | $ 0.72 | $ 0.24 |
| | | |
| **Diluted earnings per share:** | | |
| Income before extraordinary item | $ 0.67 | $ 0.28 |
| Early extinguishment of debt | 0.03 | (0.04) |
| Net Income | $ 0.70 | $ 0.24 |
| | | |
| Distributions per common share | $ 1.05 | $ 1.03 |

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

| | | |
|---|---|---|
| Payments on participation rights | (5,225) | (27,688) |
| Payment of loan costs | (3) | (4,638) |
| Proceeds from participating mortgages receivable | 2,530 | |
| Proceeds from financing arrangements | 1,376 | 883 |
| Proceeds from issuance of common stock, net | 86,181 | |
| Proceeds from preferred stock offering, net | | 83,019 |
| Proceeds from payments on loans to shareholder | 621 | 408 |
| Distributions paid | (42,945) | (37,741) |
| Proceeds from exercise of stock options and dividend reinvestment plan | 7,777 | 3,016 |
| Distributions paid to minority partners | (3,586) | (20) |
| Net cash provided by (used in) financing activities | 23,084 | (37,621) |
| | | |
| (Decrease) increase in cash and cash equivalents | (2,543) | 7,249 |
| Cash and cash equivalents at beginning of period | 6,982 | 7,664 |
| Cash and cash equivalents at end of period | $ 4,439 | $ 14,913 |
| | | |
| **Supplemental schedule of cash flow information:** | | |
| Cash paid for interest on loans | $ 15,239 | $ 14,355 |
| Cash paid on participation rights | $ 5,225 | $ 10,241 |
| | | |
| **Supplemental schedule of noncash investing information:** | | |
| Fair value adjustments of derivatives | $ (2,452) | $ 1,085 |
| Conversion of debt to equity | | $ 16,238 |

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2002

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

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conformance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our financial condition at June 30, 2002 and December 31, 2001 and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The interim financial statements should be read in conjunction with our 2001 Annual Report on Form 10-K.

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

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative reduction to Other Comprehensive Income (OCI) of $348,000. The reduction in OCI was attributable to losses on cash flow hedges. Changes in the time value of an interest rate cap have been excluded from the assessment of hedge effectiveness and is reported in "Interest income and other" on the Condensed Consolidated Statement of Net Income. Approximately $26,000 of OCI will be reclassified into earnings during the next twelve months through amortization. In March 2002 we entered into a fixed to variable rate swap for the $50 million bonds due in 2004. This hedge is designated as a fair value hedge. The gain or loss on the swap and the bonds are recognized in earnings and the carrying value of the bonds is adjusted accordingly. As of June 30, 2002, the carrying value of the bonds was increased by $1.1 million.

In July 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations ceased upon adoption of this statement. We implemented SFAS No. 142 on January 1, 2002. We have evaluated our goodwill and have determined that goodwill of $25 million has an indefinite life and is not impaired. All remaining intangibles have been assigned to specific assets and have determinable useful lives. These intangibles are amortized over their remaining useful life (See Note G).

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

Participation Rights

We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS 66, Accounting for Sales of Real Estate, as financing arrangements. (See Note D).

Earnings Per Share

For computing basic earnings per share, average shares outstanding for the six months ended June 30, 2002 and 2001 were 33,077,577 and 29,853,549, respectively, while the three months ended June 30, 2002 and 2001 were 33,219,552 and 29,873,915, respectively. For computing diluted earnings per share, average shares outstanding for the six months ended June 30, 2002 and 2001 were 33,791,788 and 30,208,418, respectively, while the three months ended June 30, 2002 and 2001 were 33,992,798 and 30,307,423, respectively.

Certain amounts in the prior year financial statements have been reclassified to conform to the current presentation.

Note B - Lines of Credit

We have an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants and guarantees under certain tax retention operating leases. At June 30, 2002, the current available amount was $294.5 million. At June 30, 2002, there was $15.3 million outstanding, and the weighted average rate was 3.10%.

Note C - Notes Payable

In March 2002 we entered into a fixed to variable rate swap for $50 million of the senior notes payable due in 2004. This hedge is designated as a fair value hedge. The gain or loss on the swap and the bonds are recognized in earnings and the carrying value of the bonds is adjusted accordingly. As of June 30, 2002, the carrying value of the bonds was increased by $1.1 million.

Shurgard-Resco L.L.C., a consolidated entity, borrowed $14.8 million in May 2002. The note matures June 1, 2012, is secured by 3 properties owned by Shurgard-Resco L.L.C., and has a fixed interest rate of 7.10% per annum.

On June 26, 2002, we invested $62 million to acquire a 74% ownership in Morningstar Storage Centers, LLC. In connection with the purchase of our interest in Morningstar, we acquired notes payable of $58.4 million with fair values of $61.3 million and recorded a premium on these notes of $2.1 million (74% of the difference between face value and fair value). These notes have various interest rates ranging from 3.74% to 9.05% per annum and mature between December 2002 and January 2012.

On June 27, 2002, we paid $12.5 million to pay off a participating mortgage including $7.3 million in mortgage debt and $5.0 million in participation rights and $0.2 million in prepayment penalties. In connection with the early extinguishment of this debt, we recorded a gain, net of prepayment penalties, of $1.2 million..

At June 30, 2002, $66.3 million of the mortgage notes payable is secured by 21 properties accounted for as participation rights (See Note D) and is a non-recourse credit facility which requires payments of interest only.

Additionally, we have two mortgage notes payable totaling approximately $3.2 million dollars secured by two properties owned by us.

The principal maturities of debt over the next five fiscal years are approximately $10.0 million in 2002; $66.3 million in 2003; $50.8 million in 2004; $23.4 million in 2005; $2.6 million in 2006 and $289.5 million in 2007 and beyond. Each of these notes contains covenants that require us to submit financial information and maintain certain financial ratios. For a further discussion see Note G-Notes Payable in our 2001 Annual Report on Form 10-K.

Note D - Participation Rights

During the past several years we formed four joint ventures; SFPI in May 1998 with Fremont Storage Partners I, SFPII in March 1999 with Fremont Storage Partners II, Shurgard/K&S I, LLC in October 1999 with K&S Storage, LLC and CCP/Shurgard Venture, LLC ("CCP/Shurgard") in May 2000 with an affiliate of JP Morgan Partners. Under these joint venture agreements, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. As a result of this option or put, we have continuing involvement with these joint ventures and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for these joint ventures as financing arrangements and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partners' share of the estimated option purchase price. The discount is amortized over the term of the related agreement. During 2001, we exercised our option to acquire our joint venture partner's interest in SFP I, SFP II and Shurgard/K&S I for a total of $69.4 million. These acquisitions were accounted for as a reduction in participation rights liability.

As of June 30, 2002, we include the operations of 21 storage centers owned through CCP/Shurgard, a joint venture in which we own a 20% legal interest, in our financial statements. Due to the details of the property contribution and purchase option related to this joint venture described above, we account for this joint venture as a financing arrangement and include all of the operating results of the properties in our financial statements. These properties are subject to $66.3 million in mortgage debt.

The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our consolidated balance sheets, and the related revenue and expenses of these properties are included in our Condensed Consolidated Statements of Net Income.

We also owned a storage center subject to a participating mortgage. The lenders were to receive 90% of the property's appreciation. As a result this mortgage was accounted for in the same manner as described above. On June 27, 2002, we paid off this participating mortgage for $12.5 million including $7.3 million in mortgage debt and $0.2 million in prepayment penalties. The remaining $5.0 million payment was accounted for as reduction in participation rights. In connection with the early extinguishment of this debt, we recognized, as an extraordinary item, a gain, net of prepayment penalties, of $1.2 million.

The following table summarizes the estimated liability for participation rights and the related discount:

Note E - Storage Centers

Buildings and equipment are presented net of accumulated depreciation of $250.5 million and $213.4 million as of June 30, 2002 and December 31, 2001, respectively.

Note F - Acquisitions

On June 26, 2002 we acquired a 74% membership interest in Morningstar Storage Centers, LLC (Morningstar) for $62 million. The results of Morningstar's operations have been included in our consolidated financial statements since that date. Morningstar operates and owns, directly or indirectly, 40 existing self-storage properties in North and South Carolina, including seven sites with pre-identified expansion opportunities and nine sites with continued development potential. In addition, we have entered into an agreement with certain of the members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by the entity and the properties to be developed in the joint ventures will be managed by the members of Morningstar through an affiliated entity.

This acquisition was accounted for as a step purchase transaction. Assets and liabilities are recorded at book value plus 74% of the difference between book value and fair market value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

The following table summarizes pro forma results of operations for the six month and three month periods ending June 30, 2002 and 2001 as if the acquisition had taken place at the beginning of those periods.

Note G - Goodwill and Other Intangible Assets

On January 1, 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The following table summarizes our net income for the three and six months ended June 30, 2002 and 2001 excluding goodwill amortized during the period prior to adoption of SFAS No. 142.

Note H - Shareholders Equity

During the first six months of 2002, we issued 15,974 shares of Class A Common Stock in connection with our Dividend Reinvestment Plan and 432,523 shares were issued in connection with the exercise of employee stock options and the Employee Stock Purchase Plan. Additionally, 1,320 shares of restricted stock were granted and 5,320 shares of restricted stock were issued during the first six months of 2002.

On June 28, 2002, we raised $86.25 million (approximately $82.2 million net proceeds) through the sale of 2.5 million shares of Class A Common Stock. We intend to use approximately $50 million of the proceeds to redeem in full our 8.80% Series B Cumulative Redeemable Preferred Stock, issued on April 16, 1997. We gave notice that we will redeem the Series B Preferred Stock on August 19, 2002.

On April 27, 2000, the Board approved the extension of maturity dates of certain promissory notes to Class B common stockholders to March 1, 2003. The extended notes require quarterly payments of interest at 200 basis points above LIBOR, while those not extended are non-interest bearing. For the six months ended June 30, 2002 and 2001, respectively, we received $46,500 and $17,600 in interest income on these notes and $624,000 and $409,900 in principal payments, while for the three months ended June 30, 2002 and 2001, respectively, we received $26,500 and $10,500 in interest income on these notes and $250,000 and $245,400 in principal payments. As of June 30, 2002, 71.582shares of the total 154,604 Class B shares are eligible for conversion to Class A Common Shares.

On May 14, 2002, the shareholders approved an increase in the number of shares available for granting of options under the 2000 Long-Term Incentive Plan from 1.4 million to 2.8 million shares.

We have given notice that we intend to redeem in full our 8.80% Series B Cumulative Redeemable Preferred Stock, issued on April 16, 1997, on August 19, 2002.

Note I - Income Taxes

In June 2001, we purchased the remaining shares of STG, a taxable REIT subsidiary, and began consolidating the assets and liabilities of STG as of that date. The deferred tax asset and liability have been determined based on the statutory rate of 34%. The components of deferred tax assets (liabilities) for STG at June 30, 2002 and December 31, 2001 are included in the table below. As of June 30, 2002, no valuation allowance had been established.

Note J - Other Comprehensive Income

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

For the six months ended June 30, 2002, other assets decreased $93,000, other liabilities increased $2.3 million, and other comprehensive loss increased $3.5 million. For the six months ended June 30, 2001, other assets decreased $46,000, other liabilities increased $737,000 and other comprehensive loss increased $481,000. For the three months ended June 30, 2002, other assets decreased $49,000, other liabilities increased $3.4 million, and other comprehensive loss increased $4.7 million. For the three months ended June 30, 2001, other assets decreased $16,000, other liabilities decreased $6,000 and other comprehensive loss decreased $600. Total accumulated other comprehensive loss was $6.2 million as of June 30, 2002.

Note K - Lease Obligations

We lease certain parcels of land and buildings under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

In February 2001, we executed an agreement with a third party to enter into up to $250 million worth of tax retention operating leases in connection with the line of credit discussed in Note B. We anticipate that most of our development projects over the next two years will be developed by this third party and leased through this facility. Under the related agreements, we will function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we exercise our options, the purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the third party at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we will have no legal ownership in these properties. As construction agent we are paid a development fee upon completion of construction. As of June 30, 2002, we have deferred $3.4 million in development fees related to seven properties. These fees will be recognized as revenue upon our exercise of the purchase of these properties or sale to a third party. As of June 30, 2002, the third party has 10 storage centers under construction, has purchased land for construction of 3 additional storage centers and has 15 completed stores. The lease term for these properties begins upon the third party's acquisition of the land and/or property. Rent commences under the lease upon completion of construction and equals the lesser of 85% of the storage center's positive monthly net operating income or the third party's interest carry costs. For the six months and three months ended June 30, 2002, we paid $185,000 and $104,000 in lease payments on properties. In connection with these leases, we are liable for contingent residual lease guarantees totaling $92.3 million as of June 30, 2002.

Note L - Exit Costs

In December 2001, the Board of Directors approved an exit plan to discontinue the operations of STG in the Atlanta and Southern California markets. In connection with this decision, we accrued incremental costs expected to be incurred during the closing of the warehouses of $4.1 million in the fourth quarter of 2001. These costs consist of lease termination fees for warehouses and equipment, severance packages, charges to prepaid expenses, estimated loss on sale of containers and estimated loss from operations during closing totaling $2.4 million, as well as impairment losses on certain assets and goodwill of an additional $1.7 million. During the first six months of 2002, we charged approximately $1.9 million to the $2.4 million liability recorded in 2001. These costs consisted primarily of lease termination fees and losses from operations necessary to relocate current customers incurred in the first six months of 2002. We expect to have the exit plan completed by the end of 2002.

Note M - Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three months ended June 30, 2002 and 2001.

The following summarizes the computation of basic and diluted net income per share for the six months ended June 30, 2002 and 2001.

Note N - Segment Reporting

We have two reportable segments; Same and New Stores. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Historically, newly developed properties have reached stabilization in an average of approximately 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. Disposed represents properties sold during 2001 and 2002.

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

Using the definition of Same Stores and New Stores described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Stores to Same Stores over time. The following tables illustrate the results using the 2002 Same Stores and New Stores base for reportable segments as of and for the three months and six months ended June 30, 2002 and 2001. Same Stores includes all stores acquired prior to January 1, 2001, and domestic developments opened prior to January 1, 2000. New Stores represent all stores acquired on or after January 1, 2001, and domestic developments opened on or after January 1, 2000:

The following table reconciles the reportable segments real estate operations revenue per the table above to consolidated total revenue for the three months and six months ended June 30, 2002 and 2001.

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three and six months ending June 30, 2002 and 2001:

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three and six months ended June 30, 2002 and 2001.

Note O-Contingent Liabilities and Commitments

  Bank debt for which we are contingently liable as a general partner of Recom. The debt matures in 2003, or sooner, if we, our partners in Recom or Shurgard Europe default on our separate indebtedness.

Additionally, on May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Self Storage, S.C.A., (Shurgard Europe). Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. If Shurgard Europe issues more than $40 million in bonds during the first 12 months, it has the option of increasing our total notional subscription to $75 million. Dividends are payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Issuer must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, upon paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 100 basis points of the undrawn amount payable in arrears on a quarterly basis. These fees will be recognized as revenue using the interest method over the term of the bonds.

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO UNCERTAINTIES INCLUDING THE RISK THAT CHANGES IN ECONOMIC CONDITIONS IN THE MARKETS IN WHICH WE OPERATE, AND/OR COMPETITION FROM NEW SELF STORAGE FACILITIES OR OTHER STORAGE ALTERNATIVES MAY CAUSE RENT TO DECLINE AND MAY CAUSE OCCUPANCY RATES TO DROP, OR MAY CAUSE DELAYS IN RENT UP OF NEWLY DEVELOPED PROPERTIES, THE RISK THAT NEW DEVELOPMENTS COULD BE DELAYED OR REDUCED BY ZONING AND PERMITTING REQUIREMENTS OUTSIDE OF OUR CONTROL, INCREASED COMPETITION FOR DESIRABLE SITES, CONSTRUCTION DELAYS DUE TO WEATHER, UNFORESEEN SITE CONDITIONS, LABOR SHORTAGES, PERSONNEL TURNOVER, SCHEDULING PROBLEMS WITH CONTRACTORS, SUBCONTRACTORS OR SUPPLIERS, AND THE RISK THAT THE COMPANY MAY EXPERIENCE INCREASES IN THE COST OF LABOR, TAXES, MARKETING AND OTHER OPERATING AND CONSTRUCTION EXPENSES, AND THE RISK THAT TAX LAW CHANGES MAY CHANGE THE TAXABILITY OF FUTURE INCOME AND INCREASES IN INTEREST RATES MAY INCREASE THE COST OF REFINANCING LONG TERM DEBT. We may also be affected by legislation or change in regulations or interpretations regarding certain accounting standards applied to the company's operations and certain existing financial and joint venture structures of the company. Changes in accounting for unconsolidated investments, guarantees, stock options and capitalization of certain development overhead costs may affect the accounting treatment or net income of certain of our investments. The Financial Accounting Standards Board (FASB) has issued exposure drafts on SPECIAL PURPOSE ENTITIES ("SPE's") and guarantees, that could, if adopted materially impact the accounting treatment of certain of the company's financial and joint venture structures. If adopted as presented in the exposure draft and no changes are made to those structures, the proposed rules on SPE's could result in the consolidation of the assets, liabilities and operations of SCT (See: OWNERSHIP AND LEASING ARRANGEMENTS, Tax Retention Operating Leases) and Recom (See: European Operations). The exposure draft on guarantees could result in a change in accounting treatment for guarantees that the company utilizes with its tax retention operating leases and certain unconsolidated joint venture developments (See Note O). These changes could have a corresponding material adverse effect on various of our financial ratios and other financial and operational indicators unless we were to restructure those arrangements, a process that could potentially result in less favorable terms. We are not able to predict the outcome of the proposed interpretations or rule changes. Other factors which could affect our financial results are described below and in Item 1 (Business) of our 2001 Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

Segment Performance

Same Stores

The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Historically, newly developed properties have reached stabilization in an average of approximately 24 months. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance for the second quarter and first six months of 2002 and 2001:

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

Same Store revenue in the second quarter increased 1.4% over the same quarter in 2001. Real estate operations revenue gains were a function of a 3.6% increase in rental rates. Occupancy decreased 2.3 percentage points from 86.5% to 84.2% from the same quarter in 2001. Increases in retail sales and fees from customer goods insurance contributed approximately $304,000 to revenue increases from second quarter 2001 to second quarter 2002.

The business trends in most of our markets continued slowing through the second quarter of 2002. We continue to experience increased competition in several of our markets where competitors have opened in the vicinity of our stores. We have experienced a decrease in demand evidenced by a decrease in recorded inquiries at the stores for the second quarter compared to the second quarter of 2001. We are continuing to see downward pressure in both occupancies and rates in many of our markets due to economic conditions and rate reductions being offered by various competitors. In response to these trends, we have reduced rates and have enhanced training at our Sales Center and our stores to improve closing ratios. Although we cannot predict the future impact this rate pressure will have on our operating results over the next six months, we believe that the quality of our storage centers as well as our geographic diversity helps mitigate the impact of competition in individual markets.

Direct property operating expenses increased 2.8% in 2002 as compared to 2001 primarily due to increases in personnel and repairs and maintenance offset by decreases in marketing expenses.

Additionally, after the 8.2% increase in indirect operating expenses, NOI after indirect and leasehold expense increased 0.1% for the second quarter of 2002 compared to 2001. The increase in indirect expenses is a combination of certain one-time expenses in 2002 and one-time credits received in 2001. One-time expenses in 2002 are comprised primarily of increases in the general allowance for bad debt and increases in allocations for employee benefits in our self-insured medical program. Our definition of indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting.

Same store revenue for the first six months of 2002 rose 2.7% over the same period last year due to increases in rental rates. Increases in retail sales and other income of approximately $600,000 for the first half of 2002 over the first half of 2001 contributed to revenue gains. Direct operating expenses for the first six months of 2002 increased 2.0% due to increases in personnel expense and cost of goods sold offset by decreases in marketing and utility expenses.

In addition to the increase in direct property operating expenses that are included in NOI, indirect operating expenses increased 2.1% for the six months ended June 30, 2002 compared to the previous year resulting in a 3.1% increase in NOI after indirect and leasehold expense over the first half of 2001.

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

Domestic Acquisitions

During the first six months of 2002, we purchased 4 individual storage centers totaling 197,000 net rentable square feet for $9.0 million and began leasing an additional 3 storage centers through our tax retention operating lease totaling 213,000 net rentable square feet in the following locations: three in Indiana, one in California, one in Maryland and two in Florida. The average occupancy of these stores is 57% which is below our projected stabilized occupancy as three of these stores were newly built and are still in rent-up

In addition, on June 26, 2002, we purchased a 74% interest in Morningstar Storage Centers, LLC (Morningstar) for $62 million which owns and operates 40 storage centers in North Carolina and South Carolina that consist of 3.1 million net rentable square feet. The 40 existing storage centers include seven sites with pre-identified expansion opportunities and nine sites with continued development potential. We have also entered into an agreement with certain members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by the entity and the properties to be developed in the joint ventures will be managed by the members of Morningstar through an affiliated entity. Of the 40 stores, 16 stores are still in rent-up. Occupancy for the 26 stabilized stores is 73%. See Note F to our condensed consolidated financial statements

  Three of these properties were acquired through a lease of the building and land and are not included in the table data for purchase price and yield. (See discussion under Ownership and Leasing Arrangements - Tax Retention Operating Leases)
  Four of these properties were acquired through a lease of the building and land and are not included in the table data for purchase price and yield. (See discussion under Ownership and Leasing Arrangements - Tax Retention Operating Leases)
  Yield is calculated as June 2002 NOI annualized divided by the purchase price. The 40 stores acquired from Morningstar June 26, 2002 have been excluded from this calculation.

During 2001, we purchased four storage centers totaling 234,000 net rentable square feet for $19.3 million and began leasing an additional four storage centers (three of these through our tax retention operating lease) totaling 303,000 net rentable square feet. Three of these properties are located in California, three in Michigan, one in Florida and one in Illinois and three of these properties were acquired in the fourth quarter of 2001.

Domestic Development

We opened 5 domestic storage centers during the first six months of 2002, and, when all phases are complete, these projects will total approximately 300,000 net rentable square feet with an estimated total cost of $21.9 million. All of these stores were developed through our Tax Retention Operating Leases (see Ownership and Leasing Arrangements).

Of the 13 stores opened in 2001, one was developed through our Florida joint venture, one was developed through our Oklahoma joint venture, seven were developed by us and four were developed through our Tax Retention Operating Leases. These 2001 developments together generated $235,000 in NOI for the six months of 2002. For the month of June 2002, these developments had NOI of $131,000, which represents 22.6 % of projected monthly NOI at maturity, and averaged 47% occupancy. These results for this portfolio as a whole are in line with expectations for the number of months the stores have been operating. For the month of June 2002, this portfolio of stores was $30,000 and $23,000 over budget for revenues and NOI, respectively. Of the thirteen storage centers, six opened in the fourth quarter of 2001 (four of those opening in December) and the remaining seven opened in the third quarter of 2001.

Three of the storage centers opened in 2000 were developed through our Tennessee and Florida joint ventures and 18 were contributed to CCP/Shurgard Venture, LLC (CCP/Shurgard). The 2000 developments together generated $2.1 million in NOI for the six months of 2002. Of these 21 stores, nine of these opened in the fourth quarter of 2000. For the month of June 2002, these developments had NOI of $461,000 which represents 45.7% of projected monthly NOI at maturity, and averaged 63% occupancy, which is below our targeted occupancy for the number of months these stores have been operating. Many of these stores have experienced higher than anticipated expenses, primarily in the category of real estate taxes, where expenses during 2001 were approximately $350,000 higher than anticipated. We are aggressively contesting the tax assessments through appeals. Additionally, these stores are facing strong competition in their markets and are leasing up slower than expected. These stores are experiencing downward pressure on rates from competition resulting in revenues and NOI below budget for the portfolio as a whole for the six months ended June 30, 2002 by $138,000 and $68,000, respectively. Although we expect to be able to reach our revenue goals for these properties in the long run, our stabilized yield will be below the targeted yield if we are unsuccessful in our real estate tax appeals and lease up efforts.

Additionally, we have one wholly owned storage center under construction as of June 30, 2002. We have incurred $541,000 to date and the total anticipated costs for this property is $4.6 million.

Because of the business trends mentioned above and general economic conditions, we have reduced our internal development staff.

Ownership and Leasing Arrangements

We have various ownership and leasing arrangements with respect to properties included in our Same Store and New Store portfolios. The table below includes information as of and for the six months ended June 30, 2002 which identifies the proportion of Same Store and New Store results attributable to each of these various arrangements. The following tables include 100% of the cost, operating results and other information presented regardless of our percentage ownership interest in that property. Each of the categories presented is discussed in greater detail in sections following the table.

  Includes owned and leased properties in which we have a 100% interest.
  Includes properties developed by CCP/Shurgard.
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

Wholly Owned or Leased

Most of our storage centers are owned or leased directly or through wholly owned subsidiaries. Additionally, as of June 30, 2002, we operate 11 properties that are built on land subject to long-term leases and 9 properties leased under short and long-term building leases. All short-term building leases include purchase options.

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

As of June 30, 2002, we include the operations of 21 storage centers owned through CCP/Shurgard, a joint venture in which we own a 20% legal interest. Due to the details of the property contribution and purchase option related to this joint venture described above, we account for this joint venture as a financing arrangement and include all of the operating results of the properties in our financial statements. These properties are subject to $66.3 million in mortgage debt. During the past four years we operated an additional 32 storage centers under SFPI, SFPII and Shurgard/K&S I, LLC, but these storage centers are now wholly owned.

The following is a summary of the participation rights balances as of June 30, 2002 and December 31, 2001:

Tax Retention Operating Leases

In 2001, we executed an agreement with a third party, Storage Centers Trust 2001 (SCT) to enter into up to $250 million worth of tax retention operating leases. SCT is a trust which takes title to the development properties identified by us, constructs them to our specifications and then leases them to us for a period of four years with available extensions. We anticipate that most of our development properties over the next two years will be purchased by SCT and leased through this facility. Under the lease and related agreements, we will function as construction agent and tenant. We have the option to acquire a property at or before the end of its lease term. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement. If we elect to purchase the property, the purchase price will be equal to the total property cost plus interest carry and a fixed equity return to SCT at a combined rate of approximately 150 basis points over London Interbank Offering Rate (LIBOR). Prior to such purchase, we will have no ownership interest in these properties. The lease term for these properties begins upon SCT's acquisition of the land and/or an existing storage center. Financing for acquisitions is provided under a credit facility provided by commercial banks to SCT. As construction agent we are entitled to a developer fee upon the completion of construction. As of June 30, 2002, we have deferred $3.4 million in development fees related to seven properties. These fees will be recognized as revenue upon our exercise of the purchase of these properties or sale to a third party. Rent commences under the lease upon completion of construction and equals the lesser of 85% of the storage center's positive monthly net operating income or SCT's interest carry costs. In connection with these leases, we have residual lease guarantees totaling 87% of SCT's property costs. Under the terms of the lease, if we do not elect to exercise our purchase option and the properties are sold to a third party for less than SCT's property cost, then we are liable for the difference up to the guarantee amount. Guarantees under these tax retention operating leases limit the borrowing availability under our line of credit.

As of June 30, 2002, we have entered into a four-year leasing arrangement on 28 storage properties. The leases include a purchase option and a residual lease guarantee. As of June 30, 2002, we are operating 15 of these storage centers and are engaged as construction agent on 13 properties. We have subcontracted the construction management for three of the properties to affiliates.

The following table summarizes the properties and obligations under these Tax Retention Operating Leases as of June 30, 2002.

  The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.
  Includes amounts for which we have not yet been reimbursed as construction agent.
  We have subcontracted out the construction agent responsibilities for three of these properties to affiliates.

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

Included in our consolidated financial statements as of June 30, 2002 is our purchase of a 74% interest in Morningstar which owns 40 storage centers in North and South Carolina. This acquisition was made on June 26, 2002, and therefore, did not contribute to our operating results for the first half of 2002. We have entered into an agreement with Morningstar members to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by the entity and the properties to be developed in the joint ventures will be managed by the members of Morningstar through an affiliated entity.

Unconsolidated Joint Ventures

In addition to utilizing the experience of our in-house real estate development personnel, we have established relationships with quality storage operators outside our current markets. We believe that the most efficient way to operate storage centers is to saturate a market to create brand awareness and allow certain economies of scale in operation processes and advertisement. These relationships create an instant presence in a new market as affiliate owned centers begin using the "Shurgard" name. In exchange for the use of our name, computer systems and general operations support services, the affiliate pays us an affiliation fee. Additionally, these affiliation agreements provide the framework for the joint development of additional storage centers, allowing us to take advantage of the local operator's market knowledge. It is our intention that future joint development projects with these affiliates, to the extent possible, will be done under the Tax Retention Operating Lease arrangement discussed above.

The 29 properties in joint ventures have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures have assets with a gross book value of $104.1 million and debt of $66.6 million secured by the storage centers. Our pro rata ownership in these assets is $85.5 million and our pro rata interest in the debt of these joint ventures is $54.2 million. Additionally, we have guaranteed $18.8 million of these joint venture loans.

European Operations

European operations are conducted through Shurgard Self Storage, SCA (Shurgard Europe), a joint venture in which we have a combined 7.57% direct and indirect equity interest. At June 30, 2002, Shurgard Europe was operating in Belgium, Sweden, France, the Netherlands, the United Kingdom and Denmark.

Shurgard Europe is a Belgian joint venture in which we own 2.66%, four unaffiliated institutional investors own 43.26%, our European operating partners own .25% and Recom & Co SNC (Recom) owns 53.83%. Our European operating partners are European entrepreneurs who worked with us in 1995 to establish the European operations and who joined us as original investors at that time. Recom is a Belgian partnership in which we, our European operating partners and some Shurgard Europe employees have ownership interests as described below. Our interests and those of Recom and some of our European partners reflect fully diluted equity interests, after taking into account the exercise of warrants as described below. The four institutional investors, consisting of European and U.S. banking, insurance and real estate institutions, acquired their interests in October 1999 through a commitment to invest 122 million Euro in the joint venture. On February 27, 2001, the joint venture obtained commitments from all of its owners to invest an additional 28 million Euro, which may be drawn on until December 31, 2002. The commitments were made substantially pro rata and, therefore, did not alter the percentage ownership of the parties. At June 30, 2002, Shurgard Europe had drawn on 117.5 million Euro of the initial commitment from the institutional investors and had not yet drawn on any of the additional February 2001 commitment.

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

Recom, which holds a 53.83% interest in Shurgard Europe as described below, is a Belgian partnership in which we own a 9.11% interest and our European operating partners and an entity comprised of some Shurgard Europe employees own collectively a 1.24% interest. The remaining 89.65% interest is held by a trust funded by a commercial banking group through which Recom has established a $168.5 million credit facility. As a general partner of Recom, we are contingently liable for repayment of any amounts outstanding under the credit facility in the event of default. Balances under the credit facility are unsecured, bear interest at LIBOR plus 1.5% (plus certain additional costs) and mature on June 21, 2003. The loan contains customary affirmative and negative lending covenants and default provisions that apply to us, our other Recom partners and Shurgard Europe and could be due prior to maturity in the event of default by us or them in our or their separate indebtedness. Recom is managed by one of our European operating partners who is responsible for day to day operations. Any significant capital commitment or any sale of assets requires unanimous approval of all partners. We, our European operating partners and some of the Shurgard Europe employees have the right to increase our respective equity interests in Recom, pro rata in proportion to our existing ownership, by purchasing additional shares at a Euro fixed price. For example, if these partners were to purchase additional interests to provide capital for repayment of the credit facility balance at June 30, 2002, our interest would increase to 87.65%. If we were the only party to purchase additional interests for this purpose, our interest would increase to 99.58%. One of our European operating partners has an option, exercisable in June 2003, to purchase the trust's interest in Recom identified above for a fixed price and is subject to a put option, exercisable also in June 2003, with respect to the same interest at the same price.

As of June 30, 2002, Recom's investment in Shurgard Europe consisted of current equity of 16.1 million Euro (US$15.9 million) and warrants to purchase additional equity for 115.8 million Euro (US$114.8 million). In addition, Recom has funded Shurgard Europe subordinated debt of 117.0 million Euros (US$116.0 million) which bears interest at 8.25% per annum and matures in 2009. Recom's 53.83% interest in Shurgard Europe referred to above reflects the exercise of these warrants in full.

Under this structure, of the 7.57% aggregate interest we currently own in Shurgard Europe, we hold 2.66% directly and 4.89% indirectly through Recom. If we were to increase our interest in Recom to the largest percentage identified above, our indirect interest in Shurgard Europe through Recom would increase to 53.60% and our aggregate interest in Shurgard Europe would be 56.26%. Increasing our interest in Recom would increase our percentage share of European losses from 7.57% to 56.26%.

Our portion of net loss from Shurgard Europe and Recom was $461,000 and $656,000 for the quarters ended June 30, 2002 and 2001, and $861,000 and $1.1 million for the six months ended June 30, 2002 and 2001, respectively. These results are reported under Expenses as "Loss from Other Real Estate Investments" in our Condensed Consolidated Statement of Net Income. Our portion of losses from FFO was $199,000 and $497,000 for the quarters ended June 30, 2002 and 2001, and $400,000 and $755,000 for the six months ended June 30, 2002 and 2001, respectively. Shurgard Europe is accelerating its expansion rate in Europe. Although the operations of existing stores continue to perform in line with expectations, this expansion may produce losses for the next two years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. We are investigating ways to mitigate these losses. The results of European operations are not consolidated in our financial statements, but rather our interest is accounted for under the equity method of accounting. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

European Business Summary

Since 1992, Shurgard Europe has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. European consumers tend to live in more crowded population densities and smaller living spaces that make self storage an attractive option. As of June 30, 2002, Shurgard Europe had 78 storage centers operating in 6 countries. The following tables include certain financial and operating information that illustrate the performance of Shurgard Europe.

(1) Total net rentable square feet and estimated total cost when all phases are complete.

(2) Includes stores that have been operating more than 12 months, figures represent end of period average.

(3) Average rental rate per square foot is calculated as the weighted average rate of all existing contracts as of June 30.

(4) In the respective local currencies, compared to June 30, 2001.

Certain Financial Data of Shurgard Europe

  Includes unsecured debt between Shurgard Europe and Recom of $116.0 and $88.1 million as of June 30, 2002 and 2001, respectively.

The self storage industry is not well established in much of Europe, and we believe this presents Shurgard Europe with the opportunity to become a dominant player throughout Western Europe. Although we are seeing other industry players entering the European markets, we believe that the supply being added to the market still leaves significant opportunity when compared to the overall size of the market. Shurgard Europe and its subsidiaries have current development activities that focus in four markets: the Benelux region (which includes Belgium, Luxembourg and the Netherlands), France, Scandinavia (including Sweden and Denmark) and the UK.

European Same Store Operations

The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following tables summarize Same Store operating performance as defined for the three months and six months ended June 30, 2002 and 2001.

  Amounts have been translated from local currencies using the average exchange rates for 2002.

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

In the second quarter of 2002, when translated at constant exchange rates, revenue increased 19.0%. The increase in rental revenue for these stores is a result of a 9.6% increase in occupancy and a 5.6% increase in rates. Revenue growth in US dollars, when translated at the applicable average period rates, increased to 25% due to a change in currency exchange rates from the second quarter of 2001 to the same period in 2002. Decreases in indirect operating expense are the result of spreading certain fixed costs over more stores as our European network expands.

Included in the Same Store table above are 12 stores that opened in 1999 (11 of those opened in the fourth quarter of 1999) and were still in the rent-up stage during 2001. Excluding the impact of these stores, rental revenue increased 11.6%, occupancy increased 3.7% and rental rates increased 6.3%, resulting in an NOI increase for these 16 stores of 16.0%.

For the six months ended June 30, 2002, when translated at constant exchange rates, revenue increased 22.0%. The increase in rental revenue for these stores is a result of a 12.7% increase in occupancy and a 5.7% increase in rates. Decreases in indirect operating expense are the result of spreading certain fixed costs over more stores as our European network expands.

Excluding the impact of the 12 stores noted above, rental revenue increased 11.1%, occupancy increased 5.2% and rental rates increased 5.4%, resulting in an NOI increase for these 16 stores of 15%.

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

During the first six months of 2002, Shurgard Europe opened 6 storage centers with an estimated total cost of $26.7 million and net rentable square feet of 315,000 when all phases are complete.

The 25 storage centers opened in 2001 have an estimated total cost of $119.3 million and net rentable square feet of 1.3 million when all phases are complete. The average occupancy at the end of June 2002 was 37% after an average of 10 months of operations. These storage centers generated $0.1 million and $(0.4) million of NOI for the three months and six months ended June 30, 2002, respectively.

The 19 storage centers opened in 2000 have an estimated total cost of $91.9 million and net rentable square feet of 1.1 million when all phases are complete. The average occupancy at the end of June 2002 was 66% after an average of 22 months of operations. These storage centers generated $1.6 million and $2.8 million of NOI for the three months and six months ended June 30, 2002, respectively. For the month of June 2002 theses stores generated 57% of their stabilized NOI.

In addition to the above completed developments, Shurgard Europe currently has another 9 storage centers under construction. The following table summarizes European development projects in progress at June 30, 2002.

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

Other Real Estate Investments

The following table shows income (loss) from unconsolidated real estate investments for the three and six months ended June 30, 2002 and 2001. All income and loss amounts reflect our pro rata ownership percentage.

Containerized Storage

As discussed in our 2001 Annual Report on Form 10-K, we have invested in Shurgard Storage To Go, Inc., (STG) a containerized storage business. STG is a taxable REIT subsidiary and is subject to corporate level tax. In June 2001 we purchased all of the issued and outstanding shares of STG and converted the note receivable to equity. As a result of this transaction, as of June 30, 2002, our gross investment in STG was $24.9 million. We began consolidating STG in our financial statements as of the date of the purchase of the shares. Operating results prior to the purchase of voting stock is accounted for under the equity method.

Our unconsolidated pro rata losses for STG for three and six months ended June 30, 2001 is $943,000 and $1.7 million, respectively. Beginning June 30, 2001, STG is consolidated in our financial statements.

Unconsolidated Joint Ventures

Pursuant to our affiliation agreements with two storage operators, we have entered into 26 joint ventures that own 29 stores in which our economic interests range from 50% to 90%. As of June 30, 2002, we had invested a total of $26.2 million in these joint ventures. For the three and six months ended June 30, 2002, our pro rata portion of joint venture income totaled $127,000 ($864,000 of income before depreciation and amortization) and $157,000 ($1.5 million of income before depreciation and amortization), respectively. Losses from new properties added during the previous and current year offset earnings from stabilized properties. For the three and six months ended June 30, 2001, our pro rata portion of losses for these joint ventures totaled $228,000 ($260,000 of loss before depreciation and amortization) and $888,000 ($323,000 of loss before depreciation and amortization) including a $142,000 loss on disposition of land, respectively. We have guaranteed certain joint venture loans totaling $18.8 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions elsewhere in this Quarterly Report on Form 10-Q (Same Stores, Domestic Acquisitions or Domestic Development) under Segment Performance.

Consolidated Statement of Income

Income before extraordinary item increased $7.6 million over the prior year quarter and $15.6 million over the first six months of the prior year. Income from real estate operations rose 8.1% from second quarter 2001 to 2002 and 9.2% from the first six months of 2001 to 2002. Operating expense rose 19.3% from second quarter 2001 to 2002 and 19.1% from the first six months of 2001 to 2002. Included in operating expenses are internal acquisition costs and development expenses related to discontinued efforts of $321,000 and $421,000 for second quarter 2002 and 2001 and $564,000 and $521,000 for the first six months of 2002 and 2001, respectively. Additionally, development and acquisition expense of $1.0 million and $1.0 million was incurred in the second quarter of 2002 and 2001, respectively, in connection with our role as construction manager under the Tax Retention Operating Lease Agreements (See discussion of other revenue below) and $2.1 million and $1.0 million for the first six months of 2002 and 2001, respectively. Due to the consolidation of STG in our financial statements beginning June 30, 2001, operating expenses increased $767,000 from the second quarter 2001 to 2002 and $1.4 million from the first six months of 2001 to 2002. All other operating expenses are included in NOI after indirect operating and leasehold expense and are discussed in Segment Performance. Real estate tax expense rose 14.9% from second quarter 2001 to 2002 and 15.9% from the first six months of 2001 to 2002.

Consolidated general and administrative expenses increased $493,000 from second quarter 2001 to 2002 due to increases in employee related expenses and taxes, and $993,000 from the first six months of 2001 to 2002 due to legal and professional costs incurred in connection with investing and financing transactions, as well as employee related expenses and taxes. As a percentage of real estate operations revenue, these expenses increased from 2.5% to 3.1% for second quarter 2001 to 2002 and 2.6% to 3.2% for the first six months of 2001 to 2002.

Other revenue increased $1.0 million from second quarter 2001 and $3.0 million from the first six months of 2001 due to an increase in development fees from a third party in connection with the Tax Retention Operating Lease Agreements (See Ownership and Leasing Arrangements) and the consolidation of STG in our financial statements beginning June 30, 2001. Loss from other real estate investments is discussed in the section Other Real Estate Investments.

Interest income and other increased $2.3 million from second quarter 2001 to 2002 and $878,000 from the first six months of 2001 to 2002. During the first six months of 2002 we recorded a gain on sale of property of $838,000 received a $1.8 million net settlement of a lease termination. Additionally, included during the six months of 2002, we received $839,000 gain on sale of operating property.

Interest on loans decreased $1.2 million from second quarter 2001 to 2002 and $4.1 million the first six months of 2001 to 2002. The decrease is due to a lower average outstanding balance during the second quarter of 2002 compared to 2001, as well as decreased interest rates. Amortization of loan costs of $393,000 and $487,000 for second quarter 2002 and 2001 and $756,000 and $1.2 million for the first six months of 2002 and 2001, respectively, are included in amortization expense.

Minority interest decreased $177,000 from second quarter 2001 to 2002 and $154,000 for the first six months of 2002, which relates primarily to the operations of our consolidated subsidiaries. Amortization of participation rights discount decreased $2.0 million from second quarter 2001 to 2002 and $4.5 million from the first six months of 2001 to 2002 due to the pay off of the financing arrangements related to SFPI, SFPII and K&S in 2001 as well as the participating mortgage in June 2002.

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

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative reduction to Other Comprehensive Income (OCI) of $348,000. The reduction in OCI was attributable to losses on cash flow hedges. Changes in the time value of an interest rate cap have been excluded from the assessment of hedge effectiveness and is reported in "Interest income and other" on the Condensed Consolidated Statement of Net Income. Approximately $26,000 of OCI will be reclassified into earnings during the next twelve months through amortization. In March, 2002 we entered into a fixed to variable rate swap for the $50 million bonds due in 2004. This hedge is designated as a fair value hedge. The gain or loss on the swap and the bonds are recognized in earnings and the carrying value of the bonds is adjusted accordingly. As of June 30, 2002, the carrying value of the bonds was increased by $1.1 million.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS 66, Accounting for Sales of Real Estate, as financing arrangements. (See Note D).

Funds from Operations

Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) October, 1999, White Paper on Funds from Operations, is defined as net income (calculated in accordance with GAAP) including non-recurring events, except for those defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred stockholders. We believe that because amortization of participation rights discount reflect our partners' increasing interests in unrecognized gains on depreciable operating properties (represented by the difference between the expected option price and our partners' contributions), it is consistent to add it back to revenue. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition (in thousands):

FFO for the three months and six months ended June 30, 2002 increased $5.1 million and $9.9 million over FFO for the same period in 2001. As previously discussed, this growth reflects the improved performance of the original portfolio of properties as well as the addition of properties over the prior year through acquisitions and developments offset by increased expenses in marketing and real estate taxes. Contributing to the increase in FFO for 2002 is a $1.9 million one-time revenue for a settlement of a lease termination.

Liquidity and Capital Resources

During the first six months of 2002, we invested $13.3 million in domestic acquisitions and development and expansion projects and $3.5 million in capital improvements to our existing portfolio and other capital improvements. The $3.8 million increase in other real estate investments represents investments in unconsolidated joint ventures.

The balance on the domestic line of credit decreased $32.5 million from December 31, 2001 to June 30, 2002. Payments were made out of proceeds from the sale of 2.5 million shares of Class A Common Stock in June 2002. Draws on the line of credit were used to fund development and acquisition activity as construction agent for SCT, as well as general corporate purposes. We have established a revolving domestic credit facility of up to $360 million which we expect to meet our borrowing needs over the next several years. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. At June 30, 2002, the ratio of the Company's debt to total assets before accumulated depreciation was 28.3% and its debt to total market capitalization was 25.5%.

Additionally, on May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Self Storage, S.C.A., (Shurgard Europe). Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. If Shurgard Europe issues more than $40 million in bonds during the first 12 months, it has the option of increasing our total notional subscription to $75 million. Dividends are payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, upon paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 100 basis points of the undrawn amount payable in arrears on a quarterly basis. These fees will be recognized as revenue using the interest method over the term of the bonds. We plan to fund these bonds through our line of credit.

We anticipate funding 2002 growth and our ongoing development program primarily through a combination of our lines of credit, long term debt, common and preferred equity, and alternative capital sources. In order to continue to grow at historical rates and to meet our capital objectives, it will be necessary to continue to access additional equity capital during the next two to three years. We are evaluating various alternatives, including joint ventures with private institutions and public pension funds and the issuance of additional common stock. Additionally, we anticipate reducing our dividend payout ratio in order to retain cash flow for growth. We believe that our cash flow in 2002 will be sufficient to make required principal payments and distribution payments in accordance with REIT requirements. Cash provided by operating activities for the six months ended June 30, 2002 was $56.5 million compared to $56.9 million for the same period of 2001.

The following tables summarize our contractual obligations and our off-balance sheet commitments (in thousands).

(1) See Unconsolidated Joint Ventures under Ownership and Leasing Arrangements

(2) See Tax Retention Operation Leases under Ownership and Leasing Arrangements.

(3) Bank debt for which we are contingently liable as a general partner of Recom. The debt matures in 2003, or sooner, if we, our partners in Recom or Shurgard Europe default on our separate indebtedness. See European Operations.

Part II, Item 1: Legal Proceedings

We are a defendant in litigation filed on June 17, 2002, in the Superior Court of California for Orange County styled as Gary Drake v. Shurgard Storage Centers, Inc. et al (Case No. 02CC00152). The complaint alleges that we misrepresent the size of our storage units, seeks class action status and seeks damages, injunctive relief and declaratory relief against us under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. We do not currently believe that the outcome of this litigation will have a material adverse effect on our financial position or results of operations. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We intend to vigorously defend this action.

Part II, Item 2: Changes in Securities and Use of Proceeds

On June 28, 2002, we raised $86.25 million (approximately $82.2 million net proceeds) through the sale of 2.5 million shares of Class A Common Stock. We intend to use approximately $50 million of the proceeds to redeem in full our 8.80% Series B Cumulative Redeemable Preferred Stock, issued on April 16, 1997. We gave notice that we will redeem the Series B Preferred Stock on August 19, 2002. Pending expiration of the redemption notice period, we temporarily paid down outstanding indebtedness under our revolving credit facility. Prior to closing of the offering, we borrowed under our revolving credit facility to fund the $62 million purchase of a 74% interest in Morningstar Storage Centers, LLC, which owns 40 storage centers in North and South Carolina.

Part II, Item 4: Submission of Matters to Vote of Security Holders

We held our annual meeting of shareholders on May 14, 2002. There were outstanding and entitled to vote at the meeting 33,126,920 shares of common stock, and the holders of at least 29,607,089 shares of common stock were present or in person or by Proxy (representing 89.4% of the company shares entitled to vote at the meeting).

Proposal 1 - Election of Directors

Election of the following two nominees to serve as directors to serve until their term expires in 2005.

Proposal 2 - Approve increase in number of shares available for grant under the 2000 Long-Term Incentive Plan

Part II, Item 5: Other Information

Summary of Operating Self Storage Properties

The following table categorizes our network of operating storage centers and business parks based on ownership and how they are reported in our financial statements.

 Part II, Item 6: Exhibits and Reports on Form 8-K

Exhibits:

Exhibit 99.1 - Certificate of Periodic Report dated August 6, 2002.

Reports on Form 8-K:

On June 21, 2002, we filed a current report on Form 8-K announcing that the Company had entered into a subscription agreement to purchase $50 million of three year 9.75% payment-in-kind cumulative preferred bonds.

On June 25, 2002, we filed a current report on Form 8-K announcing our purchase of 74% membership interest in Morningstar Storage Centers, LLC, and to give notice of a class action lawsuit filed against us on June 17, 2002.

On June 27, 2002, we filed a current report on Form 8-K announcing the issuance of 2.5 million shares of Class A Common Stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: August 6, 2002 By: /s/ Harrell Beck

Harrell Beck

Chief Financial Officer,

Chief Accounting Officer and Authorized Signatory