Form 10-K
period 2002-12-31
SHURGARD STORAGE CENTERS INC
filed 2003-03-17
CIK 906933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ .

Commission file number 0-11455

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 28, 2002: $1,154,734,952.

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 6, 2003: $1,017,650,420.

Class A Common Stock outstanding as of March 6, 2003: 35,960,040 shares

Documents incorporated by reference: Part III is incorporated by reference from the Proxy Statement filed in connection with our Annual Shareholders Meeting to be held May 13, 2003.

There are 97 pages.

PART I

Item 1 - Business

Overview

Shurgard Storage Centers, Inc. is a real estate investment trust (REIT) that develops, acquires, owns and manages self storage centers and related operations. Our self storage centers offer easily accessible storage space for personal and business uses. We are one of the four largest operators of self storage centers in the United States and the largest operator of self storage centers in Europe. As of December 31, 2002, we operated a network of 560 storage centers and two business parks located throughout the United States and in Europe. Of these properties, we own or lease, directly and through our subsidiaries and joint ventures, 534 properties containing approximately 34.0 million net rentable square feet. The 534 properties include 87 in which we hold joint venture interests ranging from 50% to 99% and 96 stores located in Europe in which we have a 7.57% ownership. Of the 534 properties, 438 are located in 21 states in the U.S., and 96 are located in Europe. We also manage for third parties 28 self storage centers containing approximately 1.6 million net rentable square feet. For the year ended December 31, 2002, our domestic properties had a weighted average annual net rentable square foot occupancy rate of 80.0% and a weighted average rent per net rentable square foot of $11.50. For the year ended December 31, 2002, our European properties had a weighted average annual net rentable square foot occupancy rate of 53% and a weighted average rent per net rentable square foot of $16.25.

We were incorporated in Delaware on July 23, 1993 and began operations through the consolidation on March 1, 1994 of 17 publicly held real estate limited partnerships that were sponsored by Shurgard Incorporated. On March 24, 1995, Shurgard Incorporated merged with and into Shurgard Storage Centers, Inc., and we became self-administered and self-managed. In May 1997, we reincorporated in the state of Washington.

Business Strategy

Our mission is to become the global leader in storage products and services and to ensure satisfaction and value for our customers through security, quality and innovation. Our strategy involves an emphasis on customer service and satisfaction, portfolio management, development and acquisitions and property management systems.

Customer Service and Satisfaction

- Quality Employees. We view the quality of customers' interaction with employees as critical to our long-term success. Accordingly, we emphasize teamwork in our employee training programs. Through our emphasis on training, personnel development and decentralized decision-making, we believe we attract well-qualified, highly motivated employees who are committed to providing superior levels of customer service.

- Convenient and Secure Stores. Our stores are easily accessible, offer a range of storage products and services for customer convenience and emphasize security and product quality. We believe that our strategy of offering high-quality, convenient stores strengthens the brand image of Shurgard, attracts customers and enables us to maintain premium rents.

- Store Location and Hours. Our stores are generally located in major metropolitan areas along retail and high-traffic corridors for easy customer access and usually have significant road frontage for high visibility. Although hours vary from store to store, customers can generally access their individual units between 6 a.m. and 9 p.m seven days a week.

- One-Stop Convenience. Our stores offer a range of storage products and ancillary services, including supplies such as packing and storage materials, locks and boxes, as well as services such as property insurance referrals, moving company referrals and Ryder truck rentals that we believe conveniently and efficiently address customers' storage needs. In addition, we generally offer premium features such as computer-controlled access and electronic security systems. Finally, a number of our stores offer climate-controlled storage space.

- Property Security. We use a variety of measures at our stores, as appropriate, to enhance security. Such measures may include, among others, on-site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, individual unit alarms, perimeter beams, fencing and lighting. We assign each customer a designated personal identification number for use in connection with a computerized gate access system. Each access is automatically logged into a computer database. In addition, we have developed and plan to continue to improve our package of security controls, including software, video and interactive communication.

- Capital Expenditures and Maintenance. We budget for a level of capital expenditures consistent with our commitment to maintaining attractive, well-maintained and secure self storage centers, which enable us to pursue a premium pricing strategy. In addition, capital expenditures for consistent signage and color scheme among our properties strengthen the brand image of Shurgard.
    Marketing and Sales. We provide managers with sales skills to elicit customer needs and turn prospects into customers. We also have a national sales center to field telephone sales calls from individual properties. Employees at the national sales center are able to sell space at the store most convenient to the customer. We have implemented additional sales and marketing programs to broaden our distribution channels, such as a web site for our enhanced e-commerce business and an expanded commercial accounts and direct sales force in selected markets.

-  Market Research. We maintain an extensive market research database on our primary markets and closely track occupancy levels, rental rates and other operational data regarding self storage properties within these markets. We have conducted focus group research and telephone surveys, and use customer comment cards to identify the primary considerations in customers' self storage choices and satisfaction so that we can better attract and service customers.

- Market Share. We employ various means to increase our share of the self storage market. We place prominent advertisements in the yellow pages and seek to promote customer awareness of our stores through highly visible store locations, site signage and architectural features. We locate our stores along retail and high-traffic corridors, usually with significant road frontage to increase visibility. We build on most newly developed stores a distinctive "lighthouse" office to distinguish us from competitors and to increase customer awareness of the Shurgard brand.

Portfolio Management

Our portfolio management strategy is to increase same store cash flow by achieving the highest rental rate structure consistent with strong occupancy rates, cost containment, improved operating leverage, and expansion of our existing stores.

- Revenue Optimization. We seek to optimize our revenue by achieving the highest rental rate structure for our stores, consistent with strong levels of occupancy, through the use of teams of store employees and district managers who are trained and authorized to set rental rates and make rental rate changes based on their analysis of demand and availability at a particular store. Market personnel regularly evaluate their properties' rental rates on a periodic basis, based on unit demand and unit availability, and can quickly change marginal rental rates to ensure that revenue is optimized.

- Cost Containment and Improved Operating Leverage. We seek to increase cash flow by carefully containing operating expenses. For example, we closely monitor our real estate tax assessments appealing such assessments, as appropriate, and engage consultants to manage certain utility costs. In addition, as we increase the number of properties in our targeted markets, we achieve economies of scale and lessen the impact of corporate overhead expense. We believe that our management and operational procedures, which can be implemented over a large number of properties, enable us to add new properties quickly and with little disruption to our system.

- Strategic Expansions. We seek to increase revenue by building additional rentable storage space at suitable stores either through on site expansion or acquisition of property adjacent to existing stores. We typically receive high incremental returns on such build-out investments, because resulting revenue increases are achieved with little increase in fixed operating costs.

Development and Acquisitions

Our external growth strategy is to develop new, high-quality self storage properties and to acquire additional self storage properties that meet or can be upgraded to meet our standards. In general, we plan to develop or acquire new properties primarily in our existing markets and in new markets that create economies of scale for our current network of stores. In most markets, we seek to own at least 15 stores in order to realize operating and marketing efficiencies and increase brand awareness. We believe that the experience of our management team in developing and acquiring self storage properties strengthens our ability to pursue our external growth strategy.

We favor development or acquisition of self storage properties in major metropolitan markets, located near retail or high-traffic corridors, usually with significant road frontage to increase visibility. We rely on our market personnel to target areas in which to develop and acquire new stores. Our staff of real estate professionals in various markets develops and acquires new stores for us in the markets presenting the best opportunities. We have developed comprehensive market expansion plans for each of our target markets, and use these plans as the basis for selecting new store locations and acquisition targets. The market expansion plans use a demographic analysis of an area along with an evaluation of competitors' locations, rates and product quality to determine the optimum number and location of new stores.

- Development. We believe that several factors favor our development strategy:

- Development Expertise. We have substantial real estate development, construction management and architectural expertise that has been developed over the past 30 years. Along with our predecessors, we developed more than a third of the properties we currently own, lease or manage, and, since 1972, we have maintained an internal development staff, which currently employs 18 people.

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

- Acquisitions. We also selectively acquire high-quality properties that are consistent with our business plan. Additional acquisitions allow us to spread overhead and certain management, marketing and advertising costs over a greater number of revenue-producing assets. As a result, we can achieve increasing economies of scale with each new property acquired. We complete a thorough analysis of each property that we intend to acquire, including, but not limited to, a review of capital expenditures that will be required for the property to meet our standards. In addition to adding high-quality properties, we look for high-quality portfolios of properties that would establish a market presence for us in a new market.

- European Investment. As of December 31, 2002, we had a 7.57% interest in an entity that owns 96 storage centers operating in six countries. We have the right to purchase an additional interest in that entity and intend to do so in 2003. The business strategies that we employ in the United States also apply to our European investment. During the past eight years, that entity has introduced our product to local consumers and built the infrastructure necessary to support an accelerated expansion program. Because of the density of the areas where Shurgard Europe develops and the limited availability of land, substantially all of the European stores have multistory buildings. In general, European customers prefer interior units in large buildings which are perceived as being safer than the drive-up units in single story buildings. The length of stay, customer use and customer profile of the European customer is similar to U.S. customers. Additionally, there are fewer acquisition opportunities in the European markets. Today, Shurgard Europe employs over 360 employees with a senior management team made up of seasoned managers with substantial local development, finance, operations and marketing experience.

Property Management Systems

We have integrated property management systems and procedures for marketing, advertising, leasing, operations, maintenance and security of properties and the management of on-site personnel. Our computerized management information system links our corporate office with each store. We use proprietary software that expedites internal auditing, financial statement and budget preparations, allows the daily exchange of information with our corporate office and manages detailed information with respect to the tenant mix, demographics, occupancy levels, rental rates, revenue optimization, payroll and other information relating to each store. Additionally, we use a network-based accounting package that has aided in the compilation and dissemination of information from and to our stores and we use an enterprise wide-area network with remote access capability. This software enables our national sales center, commercial accounts department and our corporate employees to have remote access to current store information. We are developing significant updates to this software that will improve management information and increase effectiveness in information compilation and dissemination to our stores.

Other Activities

Shurgard Storage To Go, LLC (formerly Shurgard Storage To Go, Inc.) (STG) is a containerized storage business that brings storage directly to the customer through weather resistant 8'x 5'x 8' storage containers. STG delivers these containers to customers for packing. STG then picks up the containers and delivers them to a warehouse for storage. Customers may access their storage container in a showroom at the warehouse or have it redelivered to their home. In addition to the monthly rental charge, we may charge service fees for transportation of the container. This business venture is currently operating in the Seattle, Portland, and San Francisco markets.

We also manage, under the Shurgard name, self storage properties owned by others that meet our quality standards. Management of such properties enables us to spread the cost of overhead across a greater number of properties. Additionally, it allows us to expand our presence in the markets in which we operate, to offer customers a broader geographic selection of self-storage properties to suit their needs and to establish relationships with property owners that may lead to future acquisitions. Management fees that we earn are not qualifying income for REIT qualification purposes. Accordingly, we closely monitor the level of these activities to ensure our continued qualification as a REIT. As of December 31, 2002, we managed 28 self storage properties for others.

For financial information about our significant industry segments, see our consolidated financial statements and related notes, including Note T. For financial information about our foreign and domestic operations, see the consolidated financial statements and the related notes, including Note E and Note J.

Capital Strategy

Our stated long-term capital objectives include: maintaining conservative leverage ratios; maintaining our investment grade rating; extending our debt maturity schedule; and increasing the percentage of our unencumbered assets. We anticipate funding our growth primarily through a combination of our lines of credit, unsecured debt, preferred and common equity, and alternative capital sources. In order to continue to grow at historical rates and to execute our internal business plan and meet our capital objectives, it will be necessary to continue to access the equity capital markets. Additionally, we anticipate that our dividend payout ratio will decline over time as we retain a higher proportion of cash flow for growth.

In order to mitigate our interest rate risk, we contract with financial institutions for derivative products that help us manage this exposure. Our investment policy prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange or interest rates if unrelated to capital borrowed, lent or invested by us. In order to diversify capital sources and mitigate development risk, we have developed a significant number of our storage centers through joint venture partners.

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

Competition

Competition exists in every U. S. market in which our stores are located, and to a lesser extent in continental Europe and Sweden. We compete with, among others, national, regional and local self storage operators and developers. Storage operators compete based on several factors including location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. We believe that the primary competition for potential customers of any of our self storage centers come from other self storage properties within a three-to five-mile radius of that store. We have positioned our stores within their respective markets as high-quality operators that emphasize customer service and security. We do not seek to be the lowest-price storage provider. During periods of recession, we may experience a decline in demand that can increase price competition among storage center operators.

To the extent we experience new supply in our markets, the increased available storage space may reduce occupancy levels per storage property and further intensify competition among storage providers for available tenants in those markets. The extent to which we are affected by competition will depend in significant part on market conditions within a three- to five-mile radius of our stores.

Regulation

Environmental Regulations

We are subject to federal, state and local environmental regulations that apply to the ownership, management and development of real property, including regulations affecting both construction activities and the operation of self storage properties.

In developing properties and constructing improvements, we use environmental consultants and/or governmental data to determine whether there are any flood plains, wetlands or environmentally sensitive areas that are part of the property to be developed. If any such areas are identified, development and construction are planned in conformance with federal, state, and local environmental and land-use requirements. The principal laws that could affect us are the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act; state and local governments have also adopted separate but similar environmental laws and regulations that vary from state to state and locality to locality.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws may impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner's ability to sell the property or to borrow using the property as collateral and may cause the owner or manager of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could cause the owner or manager to incur substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

We have notified the Missouri Department of Natural Resources (MDNR) of elevated levels of hydrocarbons found in groundwater monitoring wells on a property in St. Louis, Missouri that we have been monitoring in accordance with a work plan approved by the MDNR. During 1998, a quarterly monitoring report revealed continued contamination in the groundwater samples. The source of the contamination is still unknown. The MDNR notified us that it will continue requiring quarterly groundwater monitoring. During 1999, at the MDNR's request, a work plan was developed to address its question on whether on-site contamination might be spreading to adjacent properties. The work plan encompasses a broader scope of monitoring, including installation of four additional monitoring wells on adjacent properties. We obtained permission from neighboring property owners to install the four new wells on their properties. Ground water samples were taken from the new locations on the adjacent properties as well as the existing locations. Those samples showed contamination on one adjacent property, however, it is not established whether this contamination is the result of migration from the Shurgard property. Our consultant revised the work plan to incorporate the sample results. The MDNR approved a revised work plan that includes continued sampling and monitoring. We receive quarterly reports on the monitoring. In the event this ongoing monitoring indicates that significant contamination has spread to adjacent properties, the MDNR could be more aggressive in the future, and may require identification of the location of the groundwater contamination and construction of a system to remediate the problem.

Except for this property in St. Louis, we have not been notified by any governmental authority of any current, material environmental noncompliance, claim or liability in connection with any of the properties we own or manage. We have not been notified of any current claims for personal injury or property damage by a private party in connection with environmental conditions at any of the properties we own or manage. We have obtained a Phase I environmental assessment report prepared by an independent environmental consultant for each of the properties we own.

We are not aware of any environmental condition with respect to the properties we own or manage that could have a material adverse effect on our financial condition or results of operations. We cannot give assurance however, that any environmental assessments undertaken with respect to the properties have revealed all potential environmental liabilities, that any prior owner or operator of the properties did not create any material environmental condition not known to us or that an environmental condition does not otherwise exist as to any one or more of the properties that could have a material adverse effect on our financial condition or results of operation. In addition, we cannot give assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of our owned or managed properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us, or (iii) tenants will not violate their leases by introducing hazardous or toxic substances into our owned or managed properties that could expose us to liability under federal or state environmental laws.

Americans with Disabilities Act; Fire and Safety Regulations

The Americans with Disabilities Act (ADA) requires all public accommodations to meet certain federal standards relating to physical access and use by disabled persons. Compliance might require, among other things, removal of access barriers. A determination that we are not in compliance with the ADA could result in the imposition of fines, injunctive relief, damages or attorneys' fees. If we were required to make modifications to comply with the ADA, our ability to make expected distributions to our shareholders could be adversely affected; however, management believes that such effect would not be material. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. Compliance with these codes and regulations may require substantial capital expenditures, which would reduce money otherwise available for distribution to shareholders.

Risk Factors

The following factors are risks associated with our business.

Real Estate Investment Risks

Legislation or changes in accounting regulations or interpretations relating to such matters as variable interest entities, guarantees, stock options and capitalization of certain development overhead costs could substantially affect our financial reporting. We may be affected by legislation or change in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures. Changes in accounting for unconsolidated investments, guarantees, stock options and capitalization of certain development overhead costs may affect the accounting treatment or net income of certain of our investments. The Financial Accounting Standards Board (FASB) has issued new rules on variable interest entities and guarantees, that will likely materially impact the accounting treatment of certain of our financial and joint venture structures. The new rules on variable interest entities will likely result in the consolidation of the assets, liabilities and operations of trusts used in connection with the tax retention operating leases and our European entities for which we currently record a more limited minority interest. The new rules regarding guarantees results in a change in accounting treatment for guarantees that we utilize with the tax retention operating leases and certain unconsolidated joint venture developments. These changes could have a corresponding material adverse effect on various of our financial ratios and other financial and operational indicators unless we were to restructure those arrangements, a process that could potentially result in less favorable terms. We are not able to predict the exact impact of the new interpretations. Additionally, there may be other future changes in accounting standards that we are not aware of at this time that could materially impact our financial statements.

We have significant real estate holdings that can be difficult to sell in unfavorable economic conditions and that can have unpredictable decreases in value. Our primary business involves owning real estate-related assets and operating self storage centers. Real estate investments can be difficult to sell, especially when economic conditions are unfavorable. This makes it difficult for us to diversify our investment portfolio and to limit our risk when economic conditions change. Decreases in market rents, negative tax, real estate, and zoning law changes, and changes in environmental protection laws can also lower the value of our investments and decrease our income.

Our real estate development and acquisition activities can result in unforeseen liabilities and increases in costs. We may develop our current properties or acquire more properties. Real estate development involves risks in addition to those involved in owning and operating existing properties. For example, we must hire contractors or subcontractors to develop the properties. Problems can develop with these relationships, including contract and labor disputes, unforeseen property conditions that require additional work, and construction delays. These problems can increase construction and other costs and delay the date when tenants can occupy the property and pay us rent. Properties that we acquire may not meet our performance expectations, including projected occupancy and rental rates, and we may have overpaid for acquisitions. Failure of our properties to perform as expected or unforeseen significant capital improvements could decrease our cash flow. We may also have underestimated the cost of improvements needed for us to market a property effectively, requiring us to pay more to complete a project. If a number of these events were to occur, we could have difficulty meeting our repayment obligations and making our expected distributions to shareholders.

We focus almost exclusively on self storage businesses, which makes us vulnerable to changes in the profitability of self storage properties. Our investments focus on self storage and similar businesses and related real estate interests. We do not expect to have substantial interests in other real estate investments or businesses to hedge against the risk that national trends might decrease the profitability of our self storage-related investments.

We would have great difficulty acquiring or developing properties without access to financing. Fluctuations in market conditions or in our operating results may cause us to violate the covenants of our existing credit facilities. If we cannot access our existing financing sources, we may have to obtain equity and/or debt financing in order to develop and acquire properties. If we obtain financing by issuing additional capital stock, we could dilute the ownership of the existing shareholders. Banks or other lenders might refuse to lend us money to finance acquisitions or development, or might charge interest rates that are too high to allow us to develop and acquire new properties. If the cash flows generated from the properties are less than the distributions payable to the new shareholders or the repayment obligations to the lender, we may have difficulty meeting our overall repayment obligations and making expected distributions to our shareholders.

We do not have experience or expertise in all types of investments that we might make. Although we invest primarily in self storage properties, we may also invest in other commercial ventures if our board of directors specifically approves such investments. We have no present plans to make any such investments. If we invest in other forms of real estate, we might lack the experience and expertise necessary to manage and operate those properties effectively. We might also be unfamiliar with local laws, procedures and practices, or in the operation of such other investments, reducing income or creating losses from such investments.

Our indirect investments may result in liability against which we cannot protect. We have and may continue to make participating mortgages or acquire equity interests in partnerships, joint ventures or other legal entities that have invested in real estate. Our bylaws require that we satisfy several conditions before we make these indirect investments, including that the joint investment not jeopardize our eligibility to be taxed as a REIT or result in our becoming an investment company under the Investment Company Act of 1940, as amended. These investments carry risks that are not present when we invest directly in real estate, including the risk that we may not control the legal entity that has title to the real estate, the possibility that the enterprise in which we invest has liabilities that are not disclosed at the time of the investment, and the possibility that our investments are not easily sold or readily accepted as collateral by our lenders.

We have strong competitors in the self storage market that may have better resources and other advantages over us. We must compete in every U.S. market in which our stores are located, and to a lesser extent in Europe. Our competitors include national, regional and many local self storage operators and developers. Entry into the self storage business by acquiring existing properties is relatively easy for persons or entities with the required initial capital. Competition may increase if available funds for investment in real estate increase. Some of our competitors may have more resources than we do, including better access to financing, greater cash reserves, and less demanding rules governing distributions to shareholders. Some competitors may have lower prices or better locations than ours or other advantages. Local market conditions will play a significant part in how competition affects us; additional competition has lowered occupancy levels and rental revenue of our self storage properties in specific markets from time to time. For example, from the fourth quarter of 2001 to the fourth quarter of 2002, occupancy of our properties in the Northern California market, where additional self storage facilities had been opened, dropped 12% resulting in decreased revenue of approximately $378,000.

We face possible liability for environmental cleanup costs and damages for contamination related to our properties. Because we own and operate real property, various federal, state and local laws might impose liability on us for the costs of removing or remediating various hazardous substances released on or in our property. The principal federal laws that could affect us are the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act; state and local governments have also adopted separate but similar environmental laws and regulations that vary from state to state and locality to locality. These laws may impose liability whether or not we knew of or caused the release. We obtain environmental assessment reports on the properties we own or operate as we deem appropriate. These reports have not revealed any environmental liability or compliance concerns that we believe would materially adversely affect our financial condition or results of operations. However, the environmental assessments that we have undertaken might not have revealed all potential environmental liabilities or claims for such liabilities. The presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially adversely affect our ability to use or sell the property, or to use the property as collateral for borrowing, and may cause us to incur substantial remediation or compliance costs. In addition, if hazardous substances are located on or released from one of our properties, we could incur substantial liabilities through a private party personal injury claim, a claim by an adjacent property owner for property damage or a claim by a governmental entity for other damages. This liability may be imposed on us under environmental laws or common-law principles. It is also possible that future laws, ordinances or regulations will impose material environmental liability on us, that the current environmental conditions of properties we own or operate will be affected by other properties in the vicinity or by the actions of third parties unrelated to us or that our tenants will violate their leases by introducing hazardous or toxic substances into the properties we own or manage and expose us to liability under federal or state environmental laws. The costs of defending these claims, conducting this environmental remediation or responding to such changed conditions could materially adversely affect our financial condition and results of operations.

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

Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Depending on local market conditions, we may not be able to offset the tax increases through increases in rents or other income, reducing the amount of funds available for distribution to our shareholders.

We face potential underinsured losses on our investments. We maintain title and other property-related insurance on all our properties. We exercise discretion in determining amounts, coverage limits and deductibility provisions of title, casualty and other insurance relating to our properties, taking into account the appraised or estimated value of the property in each case to obtain appropriate insurance coverage at a reasonable cost and on suitable terms. We currently carry the following insurance coverage: (1) commercial general liability insurance, covering up to a general aggregate of $60,000,000, with a deductible of $50,000 (2) property insurance, covering up to an aggregate of $50,000,000, with deductibles of $5,000 or $20,000 under certain circumstances, and a $50,000 deductible in the case of flood damage; and (3) boiler & machinery insurance, covering up to $10,000,000 of direct damages with a $20,000 deductible. Depending on the type of insurance, and subject to deductibles and coverage limits, Shurgard either receives direct payment of the replacement value of losses or tenders the defense of a claim to the insurance carrier. This might mean that, in the event of a loss, our insurance coverage would not pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also increase the replacement cost of a facility after it has been damaged or destroyed. In that case the insurance proceeds that we receive might not be enough to restore us to our economic position with respect to the property.

Terrorist attacks and the possibility of wider armed conflict may have an adverse effect on our business and operating results and could decrease the value of our assets. Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse effect on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our ability to achieve our expected results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide, or are required by our lenders to obtain such terrorism coverage, the cost for the insurance may be significant in relationship to the risk covered. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict which could further impact our business and operating results.

Risks Relating to Qualification and Operation as a REIT

We might lose REIT status and incur significant tax liabilities. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code), commencing with our taxable year ended December 31, 1994. So long as we meet the requirements under the Code for qualification as a REIT each year, we can deduct dividends paid to our shareholders when calculating our taxable income. For us to qualify as a REIT, we must meet detailed technical requirements, including income, asset, distribution and stock ownership tests, under several Code provisions that have not been extensively interpreted by judges or administrative officers. In addition, we do not control the determination of all factual matters and circumstances that affect our ability to qualify as a REIT. New legislation, regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to REIT qualification or the federal income tax consequences of such qualification. We believe that we are organized so that we qualify as a REIT under the Code and that we have operated and will continue to operate so that we continue to qualify. However, we cannot guarantee that we will qualify as a REIT in any given year because:

- the rules governing REITs are highly complex;

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

We may pay taxes even if we continue to qualify as a REIT. Even if we qualify as a REIT, we are required to pay some federal, state, local and foreign taxes on our income and our property. For example, Shurgard TRS and certain of our other corporate subsidiaries have elected to be treated as taxable REIT subsidiaries. We will be subject to a 100% penalty tax on payments we receive from these subsidiaries if the economic arrangements between us and the subsidiaries are not comparable to similar arrangements between unrelated third parties. We also could be subject to tax in the event we, among other things, (i) sell property that is considered to be inventory for federal income tax purposes, (ii) sell, prior to March 25, 2005, certain assets we acquired from Shurgard Incorporated or (iii) fail to satisfy certain distribution rules, as described below.

Our REIT distribution requirements are complex and may create tax difficulties. To maintain our status as a REIT for federal income tax purposes, we generally must distribute to our shareholders at least 90% of our taxable income each year. In addition, we are subject to a 4% nondeductible excise tax on the amount by which our distributions for a calendar year are less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year, and (iii) any amount of our income that we did not distribute in prior years. For tax purposes we may be required to treat interest, rent and other items as earned even though we have not yet received these amounts. In addition, we may not be able to deduct currently as expenses for tax purposes some items that we have actually paid. We could also realize income, such as income from cancellation of indebtedness, that is not accompanied by cash proceeds. If one or more of these events happened, we could have taxable income in excess of cash available for distribution. In such circumstances, we might have to borrow money or sell investments on unfavorable terms in order to meet the distribution requirement applicable to a REIT.

President Bush's proposed tax cut could adversely affect the price of our stock. President Bush has proposed a tax reduction package that would, among other things, substantially reduce or eliminate the taxation of dividends paid by corporations other than REITs. If the double taxation of corporate dividends were to be eliminated or reduced, certain of the relative tax advantage of being a REIT would be eliminated or reduced, which may have an adverse effect on the price of our stock. This adverse effect may take place prior to the adoption of any tax cut based on the market's perception of the likelihood of implementation of such a provision.

Other Risks

Our current and potential investments in self storage businesses that are not real estate-related may result in losses when economic conditions change. We have invested in self storage businesses that are not real estate-related and we might make more of these investments. For example, we have invested in and currently own through our ownership in Shurgard TRS, all of the outstanding interests of STG, a business that provides customers with local delivery, pick up and storage of individual storage containers. STG faces the same risks that we do regarding losses resulting from competition and decreases in rent in the self storage market. In addition, because STG does not have significant real estate holdings or other marketable assets to borrow against, it might have difficulty borrowing necessary operating funds or attracting additional investments if economic conditions change, putting our investment at greater risk of loss.

We may not be able to repay our debt financing obligations. We might not have sufficient net cash flow from our operations to meet required payments of principal and interest under our loans. As a result, we might not be able to refinance the existing indebtedness on our properties or might have to enter into credit terms that are less favorable than the terms of our existing indebtedness.

We have an investment in international operations that carry risks in addition to our U.S. operations. We invest in operations outside the United States. We face risks inherent in international business operations, including but not limited to currency risks, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, difficulties in staffing and managing international operations, potentially adverse tax burdens, obstacles to the repatriation of earnings and cash, local political uncertainty and burdens of complying with different permitting standards and a wide variety of foreign laws. Each of these risks might impact our cash flow or impair our ability to borrow funds, which ultimately could adversely affect our ability to repay loans and make expected distributions to shareholders. We may be subject to these risks to a greater degree then could be expected given the size of our current investment due to our contingent liability as a general partner of Recom & Co. SNC, a Belgian partnership in which we, our European operating partners and some Shurgard Europe employees have ownership interest, to cover the partnership's debt.

Employees

As of December 31, 2002, we employed approximately 1,250 persons. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of Shurgard as of December 31, 2002.

Name	Age	Positions and Offices with the Company
Charles Barbo	61	Chairman of the Board, President and Chief Executive Officer
Harrell Beck	46	Director, Senior Vice President, Chief Financial Officer and Treasurer
David Grant	49	Executive Vice President
Christine McKay	41	Senior Vice President, Secretary and General Counsel
Steve Tyler	50	Senior Vice President, Operations

_________

For Mr. Barbo's and Mr. Beck's biographies, see our proxy statement for the annual meeting of shareholders to be held on May 13, 2003.

David Grant has served as our Executive Vice President and Director of Real Estate Investment since July 1993. He became President of Shurgard Europe (previously SSC Benelux & Co., SCA) effective January 1, 1996. Mr. Grant joined Shurgard Incorporated in November 1985 as Director of Real Estate Investment and continued to serve in that capacity until the Merger. He also served as an Executive Vice President of Shurgard Incorporated. He is expected to return to the U.S. in August of 2003 to take on the role of President and Chief Operating Officer. Mr. Grant was previously a manager with Touche Ross & Co., where he was employed for approximately 10 years providing financial consulting, accounting and auditing services primarily to clients in the real estate, construction and engineering industries. Mr. Grant has a Bachelor of Arts degree in Business Administration and a Bachelor of Science degree in Accounting, both from Washington State University.

Christine McKay has served as Senior Vice President, Secretary and General Counsel since October 1999. She joined Shurgard Incorporated in June 1993, as an Assistant General Counsel. She has served as our Assistant Secretary since October 1998, and as Assistant Secretary and Division Counsel for STG, since July 1997. Ms. McKay was previously an attorney with Williams, Kastner & Gibbs, in Seattle. She has a Bachelor of Arts degree in Business Administration from Chadron State College, and a Juris Doctorate, with honors, from Creighton University. She is a member of the Washington State Bar Association and the Corporate Counsel Section of the Washington State Bar Association.

Steve Tyler joined Shurgard in May 1996 as Vice President of Operations covering the Midwest and East Coast markets. Since October, 1999 he has served as Senior Vice President of Operations. Prior to joining Shurgard, he was a Regional Operations Manager with Victoria's Secret (a division of the Limited), Casual Corner (a division of US Shoe), and a District Operating manager with The Gap and Sears. He has a Bachelor of Arts degree in Business Administration from the University of Minnesota-Duluth.

Other Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities & Exchange Commission. You may obtain copies of these documents by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, we make copies of these documents (other than exhibits) available to the public free of charge through our web site at www.shurgard.com or by contacting our Secretary at our principal offices, which are located at 1155 Valley Street, Suite 400, Seattle, Washington 98109, telephone number (206) 624-8100.

Item 2 - Properties

We own or lease, as of December 31, 2002, directly and through our subsidiaries and joint ventures, 534 properties (including 532 self storage properties), 438 of which are located in 21 states and 96 of which are located in Europe. The 534 properties include 87 in which we hold joint venture interests ranging from 50% to 99% and 96 located in Europe in which we have a 7.57% ownership. Our self storage properties are designed to offer accessible storage space for personal and business use. Individuals typically rent individual units in self storage properties for storage of personal belongings such as furniture, appliances, boats and other household and recreational goods. Businesses typically rent space for storage of business property such as equipment, seasonal goods, records and fixtures. We believe that it is desirable to have commercial customers because they tend to rent larger units, stay for longer terms, are more reliable payers and are less sensitive to price increases. Based on a survey of our customers conducted during December 2002, we estimate that commercial users account for approximately 25% to 30% of our total customer base.

Our self storage properties are divided into a number of self-enclosed rental units that generally range in size from approximately 25 to 360 square feet. Many properties have uncovered storage outside the buildings for parking motor vehicles, boats, campers and other similar items suitable for outside storage. Additionally, a number of our properties include climate-controlled storage units for which we typically charge a premium.

Customers of self storage properties are generally responsible for delivering and retrieving their goods. Many leased spaces can be accessed directly by automobile or truck, but some properties, in particular the multistory buildings, have separate loading docks and elevators available for delivery and retrieval of stored goods. Customers generally have access to their unit without additional charge during normal business hours and control access to such space through the use of their personal padlocks. We offer Budget truck rentals at a majority of our properties for added convenience to our customers and to differentiate our stores from most of our competitors. In addition to truck rentals, we sell locks, boxes and packing and storage materials at our stores.

The leasing, maintenance and operation of our stores are the responsibility of store managers. The property's security is provided through a variety of systems that may include, among others, on-site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, property fencing and lighting.

Although our stores range considerably in size, most properties consist of one or more single-story buildings. The smallest store has approximately 21,000 net rentable square feet, while the largest store has approximately 280,000 net rentable square feet. The properties generally are constructed with concrete block or tilt-up concrete panels, with steel columns or precast concrete columns that rest on concrete footings and slabs, and have built-up tar roofs or pitched truss roofs with shingles or standing seam metal roofs. The interior walls are generally constructed with metal studs and partitions or other construction materials that are secure but readily movable. The parking areas and driveways are generally asphalt or concrete. All stores have fencing, floodlights, and electronic gates.

In some cases, multistory buildings have been converted into self storage properties. In addition, similar multistory buildings for self storage have been constructed in dense urban areas where land costs, zoning and other development considerations make it impractical or undesirable to construct single-story buildings.

The following table sets forth information regarding weighted average occupancy and weighted average rent per square foot for the self storage properties and business parks owned or leased by us for the years ended December 31, 2002, 2001 and 2000. The occupancy and rental information in this and the following table is affected by new stores, which, once opened, go through a "rent-up" period during which occupancy is generally lower than at later stages, which will impact the comparability from year to year.

  Includes 409 facilities owned or leased by us and entities controlled by us. The remaining 125 facilities are owned or leased by entities in which we have a non-controlling interest. See Schedule III in our Consolidated Financial Statements for a complete list of properties for which financial information is consolidated by us.
  Revenue includes all Same Store and New Store revenue regardless of ownership interest in the property.

The following table sets forth information for all properties for which we have an ownership or leasehold interest regardless of percentage ownership. The table provides weighted average occupancy and weighted average rent per square foot for the years ended December 31, 1998 through December 31, 2002.

Leasing of Properties. Rental units are usually rented on a month-to-month basis. Based on our most recent evaluation of customer move-outs for the year ended 2002, the average rental period for a tenant is approximately 12 months. This average is comprised of the rental periods of business tenants, whose average stay is 19 months, and those of residential customers, whose average stay is 11 months. Rental income from leased space constitutes the primary revenue from such properties, but additional revenue is received from incidental services rendered at the properties, such as lock and box sales and truck rentals. Rental rates vary substantially depending on the size of the storage space, the property location, the quality of the property and the proximity of competition.

Other Properties. Shurgard owns two business parks located near Tacoma, Washington and Burke, Virginia. The business parks were built in 1979 and 1984, respectively, and they contain an aggregate of approximately 158,000 net rentable square feet.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2002.

PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the NYSE under the symbol "SHU." As of March 6, 2003 there were 17,755 holders of record of our common stock and the reported NYSE closing price per share of common stock was $29.46.

The table below sets forth for the fiscal periods indicated the high and low closing prices per share of Common Stock as reported in published financial sources, and distributions declared.

(1) Distributions declared by the Board of Directors based on financial results for the quarter specified, but declared and paid in the following quarter.

Holders of shares of common stock are entitled to receive distributions when declared by our Board of Directors out of any assets legally available for payment. There are covenants in our various debt agreements that may restrict our dividends. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - FUNDS FROM OPERATIONS). We are required to distribute annually to our shareholders at least 90% of our "REIT taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income.

Item 6 - Selected Financial Data

  For the year 1998, the European operations were consolidated. Beginning in 1999, European operations are not consolidated but are reported under the equity method.
  Total borrowing includes participation rights liability net of discount (See Note H to our Consolidated Financial Statements).

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Shurgard Storage Centers, Inc. is a REIT headquartered in Seattle, Washington, specializing in all aspects of the self storage industry. As of December 31, 2002, we operated a network of 560 storage centers and two business parks located throughout the United States and in Europe. Of these properties, we own or lease, directly and through our subsidiaries, joint ventures and European investment, 534 operating properties containing approximately 34.0 million net rentable square feet. Of the 534 operating properties, 438 are located in 21 states in the U.S. and 96 are located in Europe. We also manage for third parties, 28 self storage centers containing approximately 1.6 million net rentable square feet. Self storage properties offer low-cost, easily accessible storage space for personal and business uses.

Our investment objective is to maximize shareholder value through internal growth and through the acquisition and development of additional self storage properties. We believe that the experience of our management team in acquiring, developing and operating self storage properties, our geographic diversification and our emphasis on quality will enhance our ability to achieve this objective.

Our mission is to be the global leader in storage products and services. We believe we can obtain this goal by focusing on providing exceptional customer service and the highest quality products to our customers.

During 2002, we opened or acquired 61 domestic storage centers directly or through joint ventures. Additionally, our European investment opened 24 developments during 2002.

As part of our focus on providing the highest quality products to our customers, we look for locations that are in populated retail areas. When entering a market, to create customer awareness, we seek dominant locations within specific three to five mile trade areas that are highly visible and accessible in retail corridors. Through multiple locations of this kind within a metropolitan area, we establish brand recognition as well as economies of scale in operating our stores. In most markets, we seek to own at least 15 stores in order to realize these efficiencies. To further enhance brand recognition, we strive to achieve a uniform look to our properties through the use of signage, color schemes, quality of the building and our trademark "lighthouse" office design in new developments.

The following discussion of operations provides comparative financial information and discussion of each of the areas of growth, including Segment Performance, Ownership and Leasing Arrangements, European Operations and Other Real Estate Investments. Also included is a discussion of Capital Expenditures, Financing Transactions, Off Balance Sheet Transactions, Short- and Long-Term Liquidity and Funds From Operations.

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. Actual results may differ materially due to uncertainties including the risk that changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, the risk that new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, and the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses, and the risk that tax law changes may change the taxability of operating and construction expenses, and the risk that tax law changes may change the taxability of future income and increases in interest rates may increase the cost of refinancing long term debt, and our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism, and our interest in Shurgard Europe may be adversely impacted if that entity is unable to complete formation and funding of its contemplated development joint ventures. We may also be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain existing financial and joint venture structures of the company. Other factors that could affect our financial results are described below and in Item 1 (Business) of Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis of presentation: The consolidated financial statements include the accounts of Shurgard and our subsidiaries. All inter-company balances and transactions have been eliminated on consolidation. We consolidate the accounts of those subsidiaries or joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of assets. All investments in joint ventures that do not qualify for consolidation, but in which we exercise significant influence and do not have effective control, are accounted for under the equity method and are included in other real estate investments.

Derivatives: We evaluate the effectiveness of derivatives at inception and on a quarterly basis for those hedges that do not qualify for the use of the short-cut method. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. We are also hedging our exposure to the variability in future cash flows for forecasted transactions in connection with the purchase option for properties in the Tax Retention Operating Lease. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

Financing arrangements: We accounted for sales of certain storage centers in which we have continuing involvement, as defined in Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate," as financing arrangements (See Note H to our Consolidated Financial Statements). We use the effective interest rate method using estimated future cash flows in determining the amortization of participation rights. This estimate is evaluated each period and is sensitive to both amount and timing of cash flows and projected purchase price. Estimated amount and timing of distributions is based on projected property operating cash flows. Estimated amount and timing of purchase price is based on projected stabilized net operating income and our estimate of when each property will reach stabilization. During 2002, we reduced the participation rights for CCP/Shurgard $6.4 million based on our re-evaluation of the projected cash flows of these properties and the projected timing of our joint venture partner's exercise of their put option. This reduction in participation rights was accounted for as a change in estimate and will reduce amortization of participation rights in future periods.

Deferred tax asset: Shurgard TRS Inc. (Shurgard TRS), a wholly owned subsidiary, is a taxable REIT subsidiary and is subject to corporate level tax. STG, Shurgard Preferred Partners, SS Income Plan and Storage Line Management are wholly owned subsidiaries of Shurgard TRS. These entities have accumulated tax losses primarily attributable to net operating loss carryforwards from STG that will expire beginning in 2017, temporary differences in fixed assets and operating losses (See Note L to our Consolidated Financial Statements). When determining the necessary amount, if any, of valuation allowance on the deferred tax asset, we estimate projected future taxable income from all sources to determine whether it is more likely than not that we will realize the tax asset in its entirety. No valuation allowance has been recorded for 2002.

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

Same Stores

In 2002, we continued our focus on increasing net operating income (NOI) from our existing real estate assets. The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at December 31, 2002 and 2001.

__________

(1) Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2) Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

(3) Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense of $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(4) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

NOI has risen over the last three years due to increases in revenue, which is a function of changes in rental rates and occupancy. While the storage business is seasonal, spring and summer being peak occupancy periods, the year over year trends from 2000 to 2002 reflect general market changes. Revenue gains from 2001 to 2002 resulted from rate increases and were offset by occupancy decreases while the gain from 2000 to 2001 resulted primarily from rate increases.

During 2002, we experienced a decrease in demand evidenced by a decrease in recorded inquiries at the stores. Occupancies dropped two and half percentage points from January through April and, in order to stop this erosion, we began to make rate concessions. Although the average rate for the year is up 3%, quarterly trends show that this increase is the result of a 5.4% increase in the first quarter followed by a slow erosion of rates from May through December. Despite these rate adjustments, our seasonal occupancy increase that normally occurs over late spring and summer was not as significant as most years and we continued to lag 2001 occupancy levels. Although we believe that the quality of our storage centers as well as our geographic diversity helps mitigate the impact to us of competition in individual markets, like most other businesses, we are subject to the effects of general economic conditions. We believe that the downward pressure in both occupancies and rates in many of our markets is due to economic conditions and rate reductions being offered by various competitors as they attempt to compensate for these market factors. Despite the declining trends during 2002, we have begun to see some encouraging signs in early 2003. Average rental rates rose in January and February for the first time in nine months. Additionally, for the first time in more than a year, occupancy for the month of February was higher than the previous year. While it is still too early to conclude that these results indicate a turnaround, they are noteworthy and may signal that we are hitting the bottom of the cycle.

In response to decreasing demand and increasing competition, we have been examining our marketing and sales programs to identify areas for potential improvement. During the spring and summer of 2001, we reorganized our national sales center, and during 2002, we realigned our direct sales team to achieve lower overhead and retain the highest performing representatives. As a result of this, as well as additional training of store management personnel, abandonment ratios by our sales and customer service representatives dropped significantly during 2002 and closing ratios increased. During the fourth quarter we began to see some recovery in our occupancy declines evidenced by a decreasing deficit over the prior year, from 200 basis points in the first quarter to 100 basis points in the fourth quarter of 2002. This allowed us to increase rates in some of our markets which reduced the rate deterioration we had been experiencing during 2002.

Direct operating expenses increased 3.1% from 2001 to 2002, consistent with the change from 2000 to 2001. This increase in direct operating expenses in 2002 compared to 2001 was primarily due to increases in personnel, real estate taxes and cost of goods sold offset by decreases in utilities. Direct operating expenses increased 3.1% from 2000 to 2001 as the expenditures for marketing and sales campaigns implemented during 2000 annualized.

Additionally, decreased indirect operating expenses resulted in an increase in NOI after indirect costs of 1.8% for 2002 compared to 8.6% for 2001. This decrease in indirect expenses for 2002 is the result of economies of scale achieved by spreading certain fixed costs over a greater number of stores, as well as holding total indirect expenses flat during 2002. The decrease from 2000 to 2001 is the result of economies of scale realized by operating a larger number of stores in 2001, as well as increased marketing, sales and technology expenses incurred during 2000 that leveled off during 2001. Our definition of indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting.

We believe that, given the current economic environment, revenue growth will be in the 1% to 3% range with expense growth at approximately 5%, resulting in NOI growth in the 0% to 2% range. These expectations regarding growth constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act and are based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the forward-looking statements. The risks and uncertainties that may cause these assumptions and this forward-looking statement to prove to be incorrect include the risks that implementation of the business plan, including marketing and sales initiatives, will not be successful and that our earnings, expenses or revenues may be affected by other factors, such as the risk that changes in economic conditions in the markets in which we operate, competition from new self storage facilities or other storage alternatives may cause rents to decline, and may cause occupancy rates to drop, or may cause delays in rent- up of newly developed properties. The risk that new developments could be delayed or reduced, the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses and the risk that tax law changes may change the taxability of future income and increases in interest rates may increase the cost of refinancing long term debt, and our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism, and our interest in Shurgard Europe may be adversely impacted if that entity is unable to complete formation and funding of its contemplated development joint ventures. We may also be affected by pending legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures.

New Stores

Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. The following table summarizes New Store operating performance as defined at December 31, 2002 and 2001.

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

(4) Represents the sum of the number of months we operated each property during the year

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

Increases from year to year in NOI for the new store portfolio reflect the greater number of properties and, correspondingly, property months for the periods presented. Although this increase gives some indication of how much of our overall NOI growth results from new stores, we do not regard it as a good method of evaluating the performance of assets within this segment. Rather, we use other methods, including primarily comparisons of actual results to targeted NOI for the appropriate period from opening or at maturity. The performance of our domestic acquisitions and developments are discussed in the sections that follow.

Domestic Acquisitions

We continue to seek acquisition opportunities for high quality storage centers that meet our investment standards. We typically target our acquisitions to generate a yield of 9% to 11% once they have reached stabilization. We have limited our efforts to pursue only those storage centers that enhance our existing network of stores or allow us to establish significant market presence in new markets (i.e. establish greater market presence or expand an established market to create greater economies of scale). The operating results of our acquisitions are discussed below.

The following table summarizes our acquisition activity from 2000 to 2002.

During 2002, we purchased four individual storage centers totaling 197,500 net rentable square feet for $9.0 million. These properties are in the following locations: two in Indiana, one in Maryland and one in Florida. The average occupancy of these stores is 80%. The December 2002 yield on these four storage centers is 12% (calculated as December 2002 NOI annualized divided by the purchase price).

Additionally, we began leasing an additional four storage centers through the tax retention operating lease facility totaling 283,500 net rentable square feet. These properties are in the following locations: one in Indiana, one in California, one in Illinois and one in Florida. The average occupancy of these stores is 35%, which is below our projected stabilized occupancy as all of these stores were newly built and are still in rent-up. Although renting up slower than expected, we believe that general economic conditions are contributing to this and we still expect them to reach projected returns.

On June 26, 2002, we purchased for $62 million a 74% interest in Morningstar Storage Centers, LLC (Morningstar), which owns and operates 40 storage centers in North Carolina and South Carolina that consist of 3,073,000 net rentable square feet. The 40 existing storage centers include seven sites with pre-identified expansion opportunities and nine sites with continued development potential. We have also entered into an agreement with certain members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by the entity and the properties to be developed in the joint ventures will be managed by the members of Morningstar through an affiliated entity. Of the 40 stores, 16 stores are still in rent-up. Occupancy for these 40 stores is 72%. (See Note D to our Consolidated Financial Statements). We have a preferential return on this portfolio that is currently yielding us 8.4% (calculated as our preferred return divided by the purchase price).

During 2001, we purchased four storage centers totaling 234,000 net rentable square feet for $19.3 million. Two of these properties are located in California and two are in Michigan. The December 2002 yield on the four properties we purchased is 10% (calculated as December 2002 NOI divided by the purchase price).

Additionally, in 2001 we began leasing an additional four storage centers totaling 303,000 net rentable square feet located in Florida, California, Illinois and Michigan. Three of the four properties leased were leased through the tax retention operating lease and one of these properties was acquired through a long-term lease of the land and building. The three properties leased through the tax retention operating lease averaged 60% occupied at December 31, 2002. One of these stores is facing stronger than expected competition and, as a result, is renting up significantly slower than expected.

During 2000, we purchased 7 stores for $24.9 million one of which is located in California and six of which are located in Texas. We sold one of these stores in 2002. As of December 31, 2002, occupancy in the remaining six stores averaged 96% and rates averaged $11.07. These properties have a December 2002 yield of 12% (calculated as December 2002 NOI annualized divided by the purchase price), which is greater than projected at the time of purchase. The operating results of the 2000 acquisitions are included in Same Store Results for 2002 and in New Store Results for 2001.

We can give no assurance that the projections noted above regarding the acquisitions will occur. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our storage centers. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, increase more than projected. See Risk Factors in (Item 1) Business of this Annual Report on Form 10-K.

Domestic Development

Our long-term growth plan includes development of new storage centers in markets in which we currently operate. This is primarily due to our focus on maintaining high quality standards and consistent building design to develop brand awareness. Implementation of this development strategy through early 2001 focused on internally financed projects developed primarily through development financing joint ventures. During 2001, we changed to a new method of implementing this growth strategy through build-to-suit, tax retention operating leases under which we have an option to purchase the related properties (see Tax Retention Operating Leases under OFF BALANCE SHEET TRANSACTIONS).

The following table summarizes our domestic development activity from 2000 to 2002.

We typically target yields for developments at 11% to 12%. Yield is calculated as projected annualized NOI divided by the total invested cost. We can give no assurance that the projections noted above regarding the development projects will occur. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, increase more than projected. See Risk Factors in (Item 1) Business of this Annual Report on Form 10-K. As a result of the addition of new joint venture development partners, and the business trends and economic conditions that we are experiencing in some of our markets, during 2002 we reduced our internal development staff by fourteen.

We opened thirteen domestic storage centers during 2002, and, when all phases are complete, these projects will total approximately 810,000 net rentable square feet with an estimated total cost of $73.6 million. All but one of these stores was developed through the tax retention operating leases (see OFF BALANCE SHEET TRANSACTIONS).

Of the thirteen stores opened in 2001, four of these were developed through the tax retention operating leases (See Tax Retention Operating Leases under OFF BALANCE SHEET TRANSACTIONS), one was developed through our Florida joint venture, one was developed through our Oklahoma joint venture and the remaining seven were developed by Shurgard directly. The 2001 developments together generated $1.9 million in NOI for the 12 months of 2002. For the month of December 2002, these developments had NOI of $154,000, which represents 27% of projected monthly NOI at maturity, and averaged 60% occupancy after an average of 15 months of operations.

Three of the storage centers opened in 2000 were developed through our Tennessee and Florida joint ventures. Additionally, 18 were developed by Shurgard and contributed to CCP/Shurgard Venture, LLC (CCP/Shurgard). The 2000 developments together generated $6.3 million in NOI for the 12 months of 2002. Of these 21 stores, nine opened in the fourth quarter of 2000. For the month of December 2002, these developments had NOI of $522,000, which represents 52% of projected monthly NOI at maturity, and averaged 70% occupancy after an average of 28 months of operations. These stores are facing strong competition in their markets and are leasing up slower than expected, resulting in revenues for 2002 that were approximately $1.2 million below budget. Additionally, many of these stores have experienced higher than anticipated expenses primarily in the category of real estate taxes. We are aggressively contesting these through appeals. Although we expect to be able to reach our revenue goals for these properties in the long run, our stabilized yield will be below the targeted yield if we are unsuccessful in our real estate tax appeals.

OWNERSHIP AND LEASING ARRANGEMENTS

We have various ownership and leasing arrangements with respect to properties included in our Same Store and New Store portfolios. The table below includes information as of and for the year ended December 31, 2002 that identifies the proportion of Same Store and New Store results attributable to each of these various arrangements. The following tables include 100% of the cost, operating results and other information presented regardless of our percentage ownership interest in that property. Each of the categories presented is discussed in greater detail in sections following the table.

  Includes owned and leased properties in which we have a 100% interest other than those included under Tax Retention Operating Leases.
  Includes properties developed by CCP/Shurgard.
  Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements.
  Includes properties that are not consolidated in our financial statements because we own less than 100% and do not exercise control.
  Includes properties operated, acquired or developed through the tax retention operating lease arrangements.

The tables below include our pro rata portion of cost, operating results and other information for our consolidated and unconsolidated joint venture properties.

Wholly Owned or Leased

Substantially all of our storage centers are owned directly or through wholly owned subsidiaries. Additionally, as of December 31, 2002, we operate 15 properties that are subject to land or building leases requiring non-contingent rent payments.

Development Financing Joint Ventures

In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO, see FUNDS FROM OPERATIONS), we have pursued alternative financing options. In connection with this initiative, we formed four joint ventures, SFPI in May 1998 with Fremont Storage Partners I, SFPII in March 1999 with Fremont Storage Partners II, Shurgard/K&S I, LLC in October 1999 with K&S Storage, LLC and CCP/Shurgard, as referenced above, in May 2000 with an affiliate of JP Morgan Partners. Under these joint venture agreements, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, on completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. As a result of this option or put, we have continuing involvement with these joint ventures and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for these joint ventures as financing arrangements and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partners' share of the estimated option purchase price. The discount is amortized over the term of the related agreement. During 2001, we exercised our option to acquire our joint venture partner's interest in three of the four joint ventures for a total of $69.4 million. These were accounted for as a reduction in participation rights liability.

As of December 31, 2002, we include the operations of 21 storage centers owned through CCP/Shurgard, a joint venture in which we own a 20% legal interest. Due to the details of the property contribution and purchase option related to this joint venture described above, we account for this joint venture as a financing arrangement and include all of the operating results of the properties in our financial statements. These properties are subject to $66.3 million in mortgage debt. During 2002, we re-evaluated our estimate of the option price, the projected timing of our joint venture partner's exercise of their put option and the related expected cash flows. These changes were accounted for as a change in estimate, reduced gross participation rights, and subsequent amortization of participation rights. The effect of this change in estimate decreased gross participation rights by $6.4 million and increased income before extraordinary items and net income by $3.4 million in 2002 by reducing amortization from the comparable 2001 amount.

The following is a summary of the participation rights balances for the years ended December 31, 2002 and 2001:

Consolidated Joint Ventures

We operate four storage centers owned through a joint venture with a California developer. Under our agreement with this developer, it purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers are purchased by a joint venture. Prior to such purchase, we have no ownership in the properties and accordingly, they are not included in any discussions in our operating results. The developer's interest in the joint venture is based on a predetermined formula and the fair value of the property at contribution. During 1999, the joint venture purchased one of the completed storage centers for $3.1 million; during 2000 the joint venture purchased an additional completed storage center for $11.0 million; and during 2001, the joint venture purchased two of the completed storage centers for $13.4 million. At December 31, 2002, we had guaranteed $20.4 million in outstanding debt for three properties related to this agreement.

Additionally, we have two partnerships with institutional investors that own 12 storage centers and two joint ventures that own two storage centers. Our ownership in these joint ventures ranges from 79% to 99%.

Included in our consolidated financial statements is our purchase of a 74% interest in Morningstar, which owns 40 storage centers in North and South Carolina. This acquisition was made on June 26, 2002, and the results of operations of these storage centers are included in our consolidated financial statements commencing on that date. We have entered into an agreement with Morningstar members to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by the entity and the properties to be developed in the joint ventures will be managed by the members of Morningstar through an affiliated entity using Shurgard management systems and standards.

At the time of the purchase of Morningstar, we entered into a management services agreement with Morningstar Property Management, LLC. They will manage the properties in North Carolina and South Carolina for a property management fee equal to the greater of $1,000 per property or 4.25% of the gross revenues of each property.

Unconsolidated Joint Ventures

The 29 properties in unconsolidated joint ventures have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures have assets with a gross book value of $104.5 million and debt of $66.1 million secured by the storage centers. Our pro rata ownership in the assets is $85.8 million and our pro rata interest in the debt of these joint ventures is $53.8 million, $15.1 million of which debt we have guaranteed.

Tax Retention Operating Leases

The following table summarizes the properties and obligations under these Tax Retention Operating Leases as of December 31, 2002.

  The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

  Includes amounts for which we have not yet been reimbursed as construction agent.

  We have subleased the operations of one property to a third party in which we have no ownership. Therefore, the operating results of this property are not included in our discussion of operating properties.
  We have subcontracted out the construction agent responsibilities for 2 of these properties to an affiliate.
  We have subcontracted out the construction agent responsibilities for 1 of these properties to an affiliate.

As of December 31, 2002 we leased 36 properties under a leasing arrangement (see Tax Retention Operating Leases under OFF BALANCE SHEET TRANSACTIONS) that terminates in February 2005. Each lease includes a purchase option and a residual lease guarantee. As of December 31, 2002, we are operating 20 of these storage centers and have subleased the operations of one additional storage center to a third party. We are engaged as construction agent on 12 properties that are under construction with an additional three properties under construction for which we have subcontracted the construction management to an affiliate.

As of December 31, 2002, the 21 operating properties under the tax retention operating leases had total net rentable square feet of 1.3 million. Excluding the one property subleased to a third party, these properties generated $2.5 million in revenue in 2002 and NOI of ($435,000), which is approximately 24% and 36% ahead of pro forma for these stores for 2002, respectively. These properties had an average of 28% occupancy, with a rate of $9.37 per square foot after an average of seven months of operations.

In December 2002, we exercised our purchase option on three of the leased properties. During December 2002, these three properties generated $35,000 in NOI which represents 28% of projected monthly NOI at maturity. The yield on these three properties is projected to average 6.3% during 2003, as two of these properties are still in rent-up..

During 2001 we entered into three swaps to hedge the interest rate fluctuations of the projected cash flow associated with the future exercise of the purchase option for a portion of the properties in the tax retention operating lease. The swaps are recorded on the Balance Sheet at fair market value and adjusted each period through Other Comprehensive Income. As of December 31, 2002, our liability under the swaps is $9.2 million.

European Operations

European Business Summary

European operations are conducted through Shurgard Self Storage, SCA (Shurgard Europe), a joint venture in which we have a combined 7.57% direct and indirect equity interest. At December 31, 2002, Shurgard Europe was operating in Belgium, Sweden, France, the Netherlands, the United Kingdom and Denmark.

Since 1992, Shurgard Europe has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. European consumers tend to live in more crowded population densities and smaller living spaces that make self storage an attractive option.

The self storage industry is not well established in much of Europe, and we believe this presents Shurgard Europe with the opportunity to become a dominant player throughout Western Europe. Although we are seeing other industry players entering the European markets, we believe that the supply being added to the market still leaves significant opportunity when compared to the overall size of the market. Shurgard Europe and its subsidiaries have established expansion plans that focus now in five markets: the Benelux region (which includes Belgium, Luxembourg and the Netherlands), France, Scandinavia (including Sweden and Denmark), the UK, and more recently Germany.

In order to take advantage of the market opportunity, Shurgard Europe continues to expand in Europe. Although the operations of existing stores are improving, this expansion will produce losses for the next two to three years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. The results of European operations are not consolidated in our financial statements, but rather our interest is accounted for under the equity method of accounting as we exercise significant influence over its operations through our control of 50% of the board of managers. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

Our net loss from European operations, including our interest in Recom & Co. (see OFF BALANCE SHEET TRANSACTIONS), was $2.1 million, $2.0 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. These results are reported under Expenses as "Loss from Other Real Estate Investments" in our Consolidated Statement of Net Income. Our portion of FFO losses, including our interest in Recom & Co., was $1.1 million, $1.3 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. During 2003, we expect to increase our ownership interest to just over 50% (See OFF BALANCE SHEET TRANSACTIONS). The following tables include certain financial and operating information that illustrate the performance of Shurgard Europe. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

(1) Total net rentable square feet and estimated total cost when all phases are complete.

Unaudited Condensed Financial Statements of Shurgard Europe

(in thousands)

European Same Store Operations

The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined for the year ended December 31, 2002 and 2001.

  Amounts have been translated from local currencies using the average exchange rate for 2002 for the 2002 to 2001 comparison and using the average exchange rate for 2001 for the 2001 to 2000 comparison.

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

Revenue increased 16.2% from 2001 to 2002 when translated at constant exchange rates. The increase in rental revenue for these stores is a result of a 7.8% increase in rates and a 6.6% increase in occupancy. Revenue growth in US dollars, when translated at the applicable average period rates, increased by 23% due to a change in currency exchange rates from the fourth quarter of 2001 to the same period in 2002. Decreases in indirect operating expense are the result of spreading certain fixed costs over more stores as our European network expands. The December 2002 yield for these stores was 12.7% (calculated as December 2002 NOI annualized divided by the cost).

In 2001, Shurgard Europe increased rental rates of Same Stores by an average of 3.1% while occupancy rose nine percentage points. These rate increases, as well as increases in occupancy, resulted in the 17% revenue increase from 2000 to 2001. Direct property expenses decreased 3.8% due to decreases in marketing expenses and certain real estate taxes. The decrease in indirect operating expenses is the result of spreading certain fixed costs over more stores as our European network expands.

European Development

The following table summarizes European developments by country during the past three years:

(1) The actual completed cost of these projects are reported in U.S. dollars and could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See Item 1 Business -Risk Factors.)

During 2002, Shurgard Europe opened 24 storage centers with an estimated total cost of $134.3 million and net rentable square feet of 1.3 million when all phases are complete. The average occupancy at the end of December 2002 was 13.8% after an average of 3.1 months of operations. These storage centers generated $1.6 million of negative NOI for the year ended December 31, 2002.

The 25 storage centers that Shurgard Europe opened in 2001 have an estimated total cost of $127.7 million and will have net rentable square feet of 1.3 million when all phases are complete. The average occupancy at the end of December 2002 was 47.5% after an average of 16 months of operations. These storage centers generated $1.4 million of NOI for the year ended December 31, 2002.

The 19 storage centers that Shurgard Europe opened in 2000 have an estimated total cost of $97.2 million and will have net rentable square feet of 1.1 million when all phases are complete. The average occupancy at the end of December 2002 was 67.9% after an average of 27 months of operations. These storage centers generated $7.2 million of NOI for the year ended December 31, 2002. For the month of December 2002 theses stores generated $783,000 in NOI which represents 71.4% of their stabilized NOI.

In addition to the above completed developments, Shurgard Europe currently has another three storage centers under construction. The following table summarizes European development projects in progress at December 31, 2002.

(1) The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See Item 1 Business - Risk Factors)

RELATED PARTY TRANSACTIONS

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. If Shurgard Europe issues more than $40 million in bonds during the first 12 months, it has the option of increasing our total notional subscription to $75 million. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, on paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 100 basis points of the undrawn amount payable in arrears on an annual basis. These fees are being recognized as revenue using the effective interest method over the extended term of the bonds. As of December 31, 2002, $49.3 million of bonds had been issued to us and we have recorded $1.4 million in interest income. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes.

We provide property management services to affiliates including marketing, maintenance, management information systems, access to our call center and management of on-site personnel. Management fees from related parties were $454,000, $393,000 and $250,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

CONSOLIDATED STATEMENT OF INCOME

Income before extraordinary items increased from 2001 to 2002 due to increased income from operations, as well as a decrease in the amortization of participation rights discount and interest on loans related to our development activity. The increase from 2000 to 2001 is primarily due to the gain from sale of property and increased performance from store portfolio offset by increased participation rights amortization.

Real estate operations revenue rose from 2001 to 2002 as a result of factors discussed under SEGMENT PERFORMANCE. In addition to the expenses identified under SEGMENT PERFORMANCE, operating expenses include internal acquisition costs and development expenses related to discontinued efforts of $1.5 million, $765,000 and $376,000 for 2002, 2001 and 2000, respectively. Direct and indirect operating expenses of $3.4 million and $2.6 million for our containerized storage operations beginning June 30, 2001 are included in operating expenses for 2002 and 2001, respectively. We incurred $4.5 million and $2.2 million in expenses related to our role as construction agent for Storage Centers Trust (SCT) during 2002 and 2001, respectively. All other amounts are included in NOI after indirect operating and leasehold expenses and are discussed in SEGMENT PERFORMANCE.

Other revenue increased from 2001 to 2002 due to the receipt during 2002 of $5.7 million in developer fees related to expense reimbursements in our role as construction agent for the tax retention operating leases (see Tax Retention Operating Leases under OFF BALANCE SHEET TRANSACTIONS) during 2002 versus $2.2 million in 2001, as well as $3.2 million of revenue from our containerized storage operations which we began consolidating June 30, 2001, and $766,000 of income from our tenant insurance program. Other revenue increased from 2000 to 2001 due to $2.2 million in expense reimbursements related to our role as construction agent for SCT (see Tax Retention Operating Leases under OFF BALANCE SHEET TRANSACTIONS), as well as $2.0 million of revenue from our containerized storage operations (see Containerized Storage Operations under TAXABLE REIT SUBSIDIARY OPERATIONS).

Depreciation and amortization increased from 2001 to 2002 and from 2000 to 2001 due to an increased number of stores included in our consolidated financial statements over the same period of time. Beginning January 1, 2002, we ceased amortization of goodwill (see Note N to our Consolidated Financial Statements).

General and administrative expenses in 2002 include $1.9 million of expenses associated with the impairment of certain land held for sale. Excluding the effect of the impairment in 2002 and the effect of expenses associated with the closure of two containerized warehouses in 2001, general and administrative expenses increased from 2001 to 2002 by $709,000 or 8.3%. The increase from 2000 to 2001 includes expenses associated with the disposal of two containerized storage warehouses. Excluding the effect of the disposal of these warehouses, general and administrative expense increased $2.8 million primarily due to costs related to the restatement of our financial statements during 2001, the negotiations of certain joint venture agreements and increases in personnel and information technology expenses related to our growth. As a percentage of real estate operations revenue, these expenses decreased from 5.2% to 4.4% from 2001 to 2002 and increased from 2.5% to 5.2% from 2000 to 2001. Excluding the impact of the impairment and closure of these warehouses, general and administrative expenses as a percentage of revenue was 3.7%, 3.8% and 2.5% for 2002, 2001 and 2000, respectively.

Interest income and other in 2002 includes gain on sale of property of $942,000 and a one-time lease termination settlement of $1.8 million. During 2001 we recognized a gain on sale of property of $2.0 million. The increase from 2000 to 2001 is primarily due to the gain from sale of property.

Interest expense consists of two components: interest on loans and amortization of participation rights discount. Interest expense on line of credit and notes payable increased from 2000 to 2001 and again from 2001 to 2002 due to increases in the outstanding balances. This increase from 2001 to 2002 represents borrowings related to the purchase of a 74% interest in Morningstar and the development of new storage centers and acquisitions. Additionally, we capitalized interest related to the construction of domestic storage centers of $102,000, $1.3 million and $3.8 million in 2002, 2001 and 2000, respectively. In 2002, we reduced the participation rights liability associated with CCP/Shurgard by $6.4 million which resulted in decreased amortization for the second half of 2002. The amortization of participation rights discount increased from 2000 to 2001 due to the increase in the number of stores subject to participation rights and changes in the estimated cash flows related to those rights. (See Note H to our Consolidated Financial Statements). Amortization of loan costs of $1.4 million, $2.1 million and $2.1 million is included in amortization expense for 2002, 2001 and 2000, respectively.

Minority interest increased from 2001 to 2002 which relates to the growing operations of our consolidated partially owned subsidiaries and the inclusion of the 26% non-controlled interest in Morningstar, as discussed previously. The increase from 2000 to 2001 is due to additional capital contributions from our California developer resulting in an increase in its ownership position.

Income tax benefit consists of the current year income tax benefit for Shurgard TRS, our taxable REIT subsidiary, including its subsidiaries: STG since its consolidation beginning June 2001, SS Income Plan, our tenant insurance program, and other taxable subsidiaries (See TAXABLE REIT SUBSIDIARY OPERATIONS). The net operating losses carried forward for STG and the operating losses from other taxable subsidiaries, are offset by income from the other entities. The reduction in our tax benefit from 2001 to 2002 is due to the recognition of $766,000 in taxable income from SS Income Plan.

During 2002, we received approximately $738,000 as an adjustment to the purchase price of SFP II and we recorded a $1.2 million gain from the extinguishment of participation rights, both of which are recorded as early extinguishment of debt. Finally, with the early extinguishment of a mortgage note payable, a loss on early extinguishment of debt of $164,000 was incurred. During 2001 we incurred $1.0 million in costs related to the early extinguishment of a $122.6 million note to a financial services company and $400,000 related to the early extinguishment of the mortgage financing for SFP II.

OTHER REAL ESTATE INVESTMENTS

The following table shows income (loss) from unconsolidated real estate investments for the years ended December 31, 2002, 2001 and 2000. All income and loss amounts reflect our pro rata ownership percentage and are reported under Expenses as "Loss from Other Real Estate Investments" in our Consolidated Statement of Net Income.

Income (Loss) from Other Real Estate Investments

Containerized Storage

STG, a containerized storage business, is wholly owned by Shurgard TRS, a taxable REIT subsidiary and is subject to corporate level tax. Prior to October 2002, STG operated as Shurgard Storage To Go, Inc, a separate taxable REIT subsidiary. In June 2001, we purchased all of the issued and outstanding shares of STG and converted our outstanding note receivable to equity. As a result of this transaction, we began consolidating STG in our financial statements as of the date of the purchase of the shares. Operating results prior to June 2001 are accounted for under the equity method. The amount in other real estate investments for 2001 includes the first six months of operations prior to consolidation (See Containerized Storage Operations under TAXABLE REIT SUBSIDIARY OPERATIONS).

Unconsolidated Joint Ventures

We have 29 properties in joint ventures in which our ownership interests range from 50% to 90%, and over which we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures generated $9.0 million in NOI for 2002 compared to $7.6 million in 2001. As of December 31, 2002, we had invested a total of $29.4 million in these joint ventures net of income. Additionally, we have guaranteed certain joint venture loans totaling $15.1 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions (Same Stores, Domestic Acquisitions or Domestic Development) under SEGMENT PERFORMANCE.

Participating Mortgages

As of December 31, 2001, we had $2.6 million invested in a participating mortgage loan. We received contingent interest payments from the mortgaged property equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreement. We received $639,000 and $422,000 in the years 2001 and 2000 in contingent interest in connection with agreements related to the five properties. In December 2001, we purchased four of the five properties at a cost of $13.8 million, including $10.3 million outstanding under the participating mortgage. We purchased the fifth property in February 2002. Operating results for the five properties are included in same store results for 2000 through 2002.

European Operations

Our net loss from European operations, including our interest in Recom & Co. (see OFF BALANCE SHEET TRANSACTIONS), was $2.1 million, $2.0 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our European investment owns 96 stores in six countries. These properties generated $18.5 million in NOI in 2002 compared to $9.6 million in 2001 and $3.6 million in 2000.

TAXABLE REIT SUBSIDIARY OPERATIONS

Containerized Storage Operations

Since 1996 we have invested in STG, a Washington corporation whose business is to provide services ancillary to self storage, including but not limited to containerized storage services. We originally owned five percent (5%) of the Series A Common Stock in STG and 75% of non-voting, Series B Common Stock for a combined economic interest of 71.25%. In June 2001, we purchased for $57,000 the remaining 95% of the Series A Common stock of STG that was formerly owned by certain of our current and former key employees. At that time, we converted our $16 million note receivable to equity and began consolidating STG in our financial statements.

In March 2001, the Board of Directors decided to close the Chicago containerized storage operations. We incurred approximately $285,000 in expenses related to this closing. In April 2001, we opened a new warehouse in Orange County, California to take advantage of business opportunities in the Southern California market. Despite a new, more aggressive advertising approach, the Orange County warehouse failed to rent up as expected. In the fourth quarter of 2001, based on poor performance outlooks, we decided to close both the Orange County and Atlanta warehouses. We accrued $2.4 million in costs for closing down operations in these two locations. The $2.4 million exit costs included estimates of the costs associated with subleasing the warehouses, lease termination fees for warehouses and equipment, severance costs, charges to prepaid expenses, estimated loss on sale of containers and estimated loss from operations during closing. During 2002, we charged $2.2 million to the liability. These costs consisted primarily of lease termination fees and costs necessary to relocate current customers incurred during 2002. We expect to have the exit plan completed during the first half of 2003.

Our losses, net of tax, related to STG for the years ended December 31, 2002, 2001 and 2000 were $558,000, $5.8 million and $1.8 million, respectively. The losses for 2001 include expenses accrued in the fourth quarter 2001 in connection with the closure of the Orange County and Atlanta warehouses discussed above, as well as $1.7 million in impairment of existing assets and goodwill. In connection with the warehouse closures discussed above, we performed an impairment analysis on the remaining assets and goodwill related to STG. Impairment expense was calculated as the difference between fair value, using the discounted cash flow method, and the book value. The goodwill impairment, asset impairment and exit cost accrual are recorded in "General, administrative and other" on the 2001 Consolidated Statement of Net Income.

Other

During 2002, we began a new tenant insurance program. Under this program, policies are issued and administered by a third party for a fee, the storage centers receive a cost reimbursement for handling certain administrative duties and SS Income Plan receives the profits, if any, of the policy. SS Income Plan reinsures for losses in excess of premiums collected. During 2002 we recognized $766,000 in revenue based on the excess of premiums over claims and administrative costs.

In December 2002, we contributed all inventory owned by us and our wholly-owned subsidiaries into SS Income Plan, a wholly owned subsidiary of Shurgard TRS, our taxable REIT subsidiary. Beginning in 2003, all inventory sales will be conducted through this entity. We do not conduct any other material taxable operations.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. We use interest rate swaps to fix a portion of our variable rate debt and fair value hedges to hedge the uncertainty of cash flows due to changes in LIBOR associated with purchase options for storage centers in the tax retention operating lease.

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative reduction to Other Comprehensive Income (OCI) of $348,000. The reduction in OCI was attributable to losses on cash flow hedges. There was no net gain or loss recognized in earnings for the years ended December 31, 2002 and 2001 due to hedge ineffectiveness. Changes in the time value of an interest rate cap have been excluded from the assessment of hedge effectiveness, are reported in "Interest income and other" on the Consolidated Statement of Net Income, and were $17,000 and $126,000 for the year ended December 31, 2002 and 2001, respectively. Approximately $25,000 of OCI will be reclassified into earnings during the next twelve months through amortization.

In June 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. During 2002, we purchased a 74% interest in Morningstar which was accounted for as a purchase in compliance with SFAS 141.

In June 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased on adoption of this statement. We implemented SFAS 142 on January 1, 2002. In connection with the adoption of this statement and our annual evaluation, we evaluated our goodwill and determined that goodwill remaining on the books as of December 31, 2002 was not impaired. The remaining goodwill of $25 million has been determined to have an indefinite life and amortization of this goodwill ceased on adoption of this statement.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for us beginning in 2003. Adoption of FASB No. 143 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS 144 is effective for us in 2002. The adoption of SFAS 144 has not had a significant impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for us beginning in 2003. On adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. Amounts from 2002 and 2001 will be reclassified into Income from Operations on adoption of SFAS 145.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. On adoption, costs associated with exit or disposal activities will be recognized as incurred.

In November 2002, FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. (See Note V to our Consolidated Financial Statements).

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amended SFAS 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for periods ending after December 15, 2002. We have adopted the disclosure provisions of SFAS 148 and we account for stock- based compensation under APB No.25, therefore, SFAS No. 148 will have no effect on our financial position, results of operations or cash flows. (See Note Q to our Consolidated Financial Statements).

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" which clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" for entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 becomes effective for us beginning July 2003. It is reasonably possible that we will be considered the primary beneficiary of variable interest entities created prior to February 1, 2003, on adoption of FASB Interpretation No. 46, and therefore will be required to consolidate the assets and liabilities of these entities, which will have a material effect on our balance sheet and results of operations. (See Note J to our Consolidated Financial Statements and OFF BALANCE SHEET TRANSACTIONS).

We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS 66, "Accounting for Sales of Real Estate", as financing arrangements. (See Note H to our Consolidated Financial Statements).

FUNDS FROM OPERATIONS

Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) October 1999, as amended in April 2002, White Paper on Funds from Operations, is defined as net income, calculated in accordance with generally accepted accounting principles (GAAP) including non-recurring events, except for those defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred shareholders. We believe that because amortization of participation rights discount reflect our partners' increasing interests in unrecognized gains on depreciable operating properties (represented by the difference between the expected option price and our partners' contributions), it is consistent to add it back to net income. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition.

FFO for 2002 increased $22.3 million over 2001 FFO, which had increased $5.8 million over 2000. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments. In 2003, assuming we grow Same Store NOI after indirect operating and leasehold expense at 0% to 3%, we directly finance new developments and we increase our interest in Shurgard Europe to just over 50%, we expect FFO to increase $8.3 million to $13.6 million. This expectation regarding FFO growth constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act and is based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the statement. The risks and uncertainties that may cause these assumptions and this forward-looking statement to prove to be incorrect include the risks that implementation of the business plan, including marketing and sales initiatives, will not be successful and that our earnings, expenses or revenues may be affected by other factors, such as the risk that competition from new self storage facilities or other storage alternatives may cause rents to decline, occupancy rates to drop, or delays in rent up of newly developed properties. We may experience increases in labor, taxes, marketing and other operating and construction expenses. For a discussion of the factors that might cause these assumptions not to occur see SEGMENT PERFORMANCE, OTHER REAL ESTATE INVESTMENTS, OWNERSHIP AND LEASING ARRANGEMENTS and Risk Factors in (Item 1) Business of this Annual Report on Form 10-K.

INVESTING TRANSACTIONS

In 2002, we invested $37.1 million in domestic development and expansion projects and $7.7 million in capital improvements to our existing portfolio. The $4.4 million increase in other real estate investments reflects the amount invested in joint ventures.

In addition, on June 26, 2002, we purchased for $62 million a 74% interest in Morningstar which owns and operates 40 storage centers in North Carolina and South Carolina that consist of 3.1 million net rentable square feet. The 40 existing storage centers include seven sites with pre-identified expansion opportunities and nine sites with continued development potential. We have also entered into an agreement with certain members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by the entity and the properties to be developed in the joint ventures will be managed by the members of Morningstar through an affiliated entity.

In May 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe (See RELATED PARTY TRANSACTIONS). As of December 31, 2002, we had subscribed to $49.3 million of these bonds.

In 2001, we invested $19.3 million in the acquisition of four storage centers, $38.9 million in domestic development and expansion projects, and $7.1 million in capital improvements to our existing portfolio. The $2.0 million increase in other real estate investments reflects the amount invested in joint ventures.

During 2001, we exercised our option to purchase five properties in which we had participating mortgages and in December 2001, we purchased four of the five properties at a cost of $13.8 million, including $10.3 million outstanding under the participating mortgage. We purchased the fifth property in February 2002. Operating results for the five properties are included in same store results for 2000 through 2002.

In November 2001 we purchased an additional partnership unit in Shurgard Institutional Fund LP for $1.3 million. We currently own 23 of 25 units and are entitled to 92% of this partnership's limited partner distributions.

In 2000, we invested $24.9 million in the acquisition of seven storage centers, $74.8 million in domestic development and expansion projects, and $7.0 million in capital improvements to our existing portfolio. The $4.9 million increase in other real estate investments reflects primarily the $4.7 million invested in joint ventures and the $200,000 invested in our containerized storage operation. Additionally, during 2000, loans to affiliates included in other real estate investments increased $2.2 million due to additional loans to our containerized storage operation.

Under the Merger Agreement with Shurgard Incorporated, we were contingently obligated to issue additional shares as consideration for certain partnership interests held by Shurgard Incorporated, which were not valued at the time of the merger. In 1998, we recorded the issuance of 145,286 shares and in 2000 issued the final 387,933 shares related to this obligation.

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

Of the $6.6 million in capital improvements expended during 2002, $1.6 million was for roofs, pavement and sealant, representing approximately $0.06 per net rentable square foot. During 2001, $6.7 million in capital improvements were expended of which $2.4 million was for roofs, pavement and sealant, representing approximately $0.09 per net rentable square foot, while $1.7 million out of a total of $7.0 million was spent for these items during 2000 representing approximately $0.07 per net rentable square foot. Specifically identified capital improvements expected for 2003 total $5.7 to $6.8 million, of which $2.5 to $3.7 million represents roofs, pavement and sealant.

FINANCING TRANSACTIONS

Line of Credit

The balance on the domestic line of credit increased from $47.8 million at December 31, 2001 to $113.5 million at December 31, 2002. Draws on the line were used to fund acquisition and development activity and general corporate purposes, and payments were made primarily from the proceeds of stock offerings and reimbursements from SCT for costs incurred in connection with our role as construction agent. At December 31, 2002, we had an unsecured domestic line of credit to borrow up to $360 million at a spread over LIBOR, maturing February 2005. Availability under this line of credit is limited based on various financial covenants and guarantees under certain tax retention operating leases. At December 31, 2002, the current available amount was $131.3 million, of which approximately $113.5 million was outstanding. At December 31, 2002, the weighted average interest rate was 2.75%.

The balance on the domestic line of credit decreased $42.1 million from December 31, 2000 to December 31, 2001. Draws on the line were used to fund acquisitions, the purchase of partnership units, development activity and general corporate purposes, and payments were primarily made from the proceeds of bond and stock offerings.

Long-term Financing

On June 28, 2002, we raised $86.25 million (approximately $82.3 million net proceeds) through the sale of 2.5 million shares of Class A Common Stock. On August 19, 2002, we used approximately $50 million of the proceeds to redeem in full our 8.80% Series B Cumulative Redeemable Preferred Stock issued on April 16, 1997. Prior to the closing of the offering, we borrowed under our revolving credit facility to fund the balance of the $62 million purchase of the 74% interest in Morningstar. We repaid this borrowing with proceeds from the offering. In connection with the purchase of our interest in Morningstar, we acquired notes payable of $58.4 million with an aggregate fair value of $61.3 million and recorded a premium on these notes of $2.1 million (representing 74% of the difference between face value and fair value). These notes have various interest rates ranging from 3.74% to 9.05% per annum and mature between 2005 and 2012.

On July 24, 2002, we paid $1.2 million to pay off a mortgage note payable. In connection with the early extinguishment of this debt, we recorded prepayment penalties of $164,000.

On June 27, 2002, we paid $12.5 million to pay off a participating mortgage including $7.3 million in mortgage debt, $5.0 million in participation rights and $200,000 in prepayment penalties. In connection with the early extinguishment of this debt, we recorded a gain, net of prepayment penalties, of $1.2 million.

Shurgard-Resco L.L.C., a consolidated entity, borrowed $14.7 million in May 2002. The note matures June 1, 2012, is secured by 3 properties owned by Shurgard-Resco L.L.C., and has a fixed interest rate of 7.10% per annum.

In 2002 we entered into, and terminated, a fixed to variable rate swap for $50 million of the senior notes payable due in 2004. This hedge was designated as a fair value hedge. The gain or loss on the swap and the bonds are recognized in earnings and the carrying value of the bonds is adjusted accordingly. On August 20, 2002, we terminated these swaps at a gain of $2 million. This gain is being amortized to interest expense over the remaining life of the bonds using the effective interest rate method. As of December 31, 2002, the carrying value of the bonds was increased by $1.6 million.

In February 2001, we issued $200 million in senior unsecured notes (approximately $198.4 million in net proceeds) that bear interest at 7.75% and are due 2011. The notes require semi-annual interest payments due February 22 and August 22. Additionally, in February 2001, we raised $86.25 million (approximately $83.1 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. In 2001, we raised net proceeds after offering costs of $76.0 million through the sale of 2.7 million shares of Class A Common Stock. Proceeds from these issuances were used to repay balances outstanding under our line of credit, to purchase the partnership interests noted above and to pay off our $122.6 million note payable prior to its maturity in June 2001. In connection with the payoff of the $122.6 million note payable, we incurred approximately $1 million in expense related to the early extinguishment of this debt.

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

Additionally, during 2000, CCP/Shurgard obtained a non-recourse credit facility to borrow up to $67.7 million of which $66.3 million was outstanding as of December 31, 2002. The note matures December 2003, is secured by the 21 properties owned by CCP/ Shurgard, and requires monthly payments of interest only at 275 basis points above LIBOR. We have an interest rate swap in effect that fixes the interest rate at 6.93%. CCP Shurgard has the option to extend the maturity date for up to two consecutive additional one year periods.

SHORT-TERM AND LONG-TERM LIQUIDITY

Cash balances increased from $7.0 million at December 31, 2001 to $11.7 million at December 31, 2002 primarily due to payment of notes payable and the purchase of participation rights offset by the common and preferred stock offerings. The following table summarizes certain information regarding our liquidity and capital resources:

  Total market capitalization is based on the closing market price as of December 31, 2002, of the Class A Common Stock, Series B Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock multiplied by their respective total number of outstanding shares plus total debt.
  Debt includes notes payable and line of credit and participation rights.
  Represents weighted average interest rate on our outstanding domestic line of credit and notes payable.

Our total domestic notes payable at December 31, 2002 was $443.3 million, most of which is fixed rate debt or variable rate debt fixed by swap agreements. In addition, we have $113.5 million variable rate debt on our line of credit. We limit our use of variable rate debt; however, at times balances could be significant enough that fluctuations in interest rates would impact our earnings. We believe that we will be able to minimize the impact of such rate fluctuations through the use of interest rate swaps and caps, refinancing or other strategies.

Cash provided by operating activities for the years ended December 31, 2002, 2001 and 2000 was $128.5 million, $116.5 million and $85.6 million, respectively. We believe that our cash flow in 2003 will be sufficient to make required principal payments and distributions in accordance with REIT requirements. Operating cash flow is subject to certain risks and uncertainties that may affect our ability to meet these obligations, including the risk that implementation of the business plan, including marketing and sales initiatives, will not be successful and that our earnings, expenses or revenues may be affected by other factors, such as the risk that competition from new self storage facilities or other storage alternatives may cause rents to decline, occupancy rates to drop, or delays in rent-up of newly developed properties. Additionally, we may experience increases in labor, taxes, marketing and other operating and construction expenses.

During 2003, we intend to exercise our option to acquire an additional 43% interest in Shurgard Europe. We expect this investment of approximately $150 million to be funded through a combination of debt or equity. The actual amount of our contribution and our ultimate ownership interest depends on the extent, if any, to which our European operating partners and certain employees choose to contribute. As of December 31, 2002, the option price to acquire all 36 properties in the tax retention operating lease was $154.5 million and is expected to be $244 million when they are completely built out. We are not obligated to exercise our option on all properties in this facility. If we choose to exercise our option to purchase these properties, funds would be available through our existing line of credit. We believe we have existing liquidity to finance both transactions.

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

COMMITMENTS AND CONTINGENCIES

The following tables summarize our contractual obligations and our off-balance sheet commitments.

(1) Estimate of amount and timing of cash flows. See Development Financing Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.

(2) See Unconsolidated Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.

(3) See Tax Retention Operating Leases under OWNERSHIP AND LEASING ARRANGEMENTS.

(4) See EUROPEAN OPERATIONS. Bank debt for which we are contingently liable as a general partner of Recom. The debt matures in 2003, or sooner, if we, our partners in Recom or Shurgard Europe default in our separate indebtedness.

OFF BALANCE SHEET TRANSACTIONS

Tax Retention Operating Leases

In 2001, we executed an agreement with a third party, SCT to enter into up to $250 million worth of tax retention operating leases. SCT is a trust that takes title to the development properties identified by us, constructs them to our specifications and then leases them to us for a period of four years with available extensions. Under the lease and related agreements, we will function as construction agent and tenant. We have the option to acquire a property at or before the end of its lease term. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement. If we elect to purchase the property, the purchase price will be equal to the total property cost plus interest carry and a fixed equity return to SCT at a combined rate of approximately 150 basis points over London Interbank Offering Rate (LIBOR). Prior to such purchase, we will have no ownership interest in these properties. The lease term for these properties begins on SCT's acquisition of the land and/or an existing storage center. Financing for acquisitions is provided under a credit facility provided by commercial banks to SCT. Rent commences under the lease on completion of construction and equals the lesser of 85% of the storage center's positive monthly net operating income or SCT's interest carry costs.

SCT has total assets of $155.6 million consisting of storage centers, both operating and under construction, and liabilities of $154.1 million that consists primarily of SCT's line of credit. As construction agent we are entitled to a developer fee to the extent of costs incurred. During 2002, we exercised our option to purchase three properties from SCT at a cost of $14.2 million.

In connection with these leases, we have residual lease guarantees totaling 87% of SCT's property costs. Under the terms of the lease, if we do not elect to exercise our purchase option and the properties are sold to a third party for less than SCT's property cost, then we are liable for the difference up to the guarantee amount. At December 31, 2002, our maximum exposure to loss is $134.3 million, the total of our residual lease guarantees on 36 properties.

Recom

Recom & Co SNC (Recom) is a Belgian partnership in which we, our European operating partners and some Shurgard Europe employees have ownership interests as described below. Our interests and those of Recom and some of our European partners reflect fully diluted equity interests, after taking into account the exercise of warrants as described below. Recom holds a 53.83% interest in Shurgard Europe as described below. We own a 9.11% interest in Recom and our European operating partners and an entity comprised of some Shurgard Europe employees own collectively a 1.24% interest. The remaining 89.65% interest is held by a trust funded by a commercial banking group through which Recom has established a $168.5 million credit facility. As a general partner of Recom, we are contingently liable for repayment of any amounts outstanding under the credit facility in the event of default. Balances under the credit facility are unsecured, bear interest at LIBOR plus 1.5% (plus certain additional costs) and mature on June 21, 2003. The loan contains customary affirmative and negative lending covenants and default provisions that apply to us, our other Recom partners and Shurgard Europe and could be due prior to maturity in the event of default by us or them in our or their separate indebtedness. Recom is managed by one of our European operating partners who are responsible for day to day operations. Any significant capital commitment or any sale of assets requires unanimous approval of all partners. We, our European operating partners and some of the Shurgard Europe employees have the right to increase our respective equity interests in Recom, pro rata in proportion to our existing ownership, by purchasing additional shares at a Euro fixed price. For example, if we and these partners were to purchase additional interests to provide capital for repayment of the credit facility balance at December 31, 2002, our interest would increase to 87.65%. If we were the only party to purchase additional interests for this purpose, our interest would increase to 99.58%. One of our European operating partners has an option, exercisable in June 2003, to purchase the trust's interest in Recom identified above for a fixed price and is subject to a put option by the trust, exercisable also in June 2003, with respect to the same interest at the same price.

As of December 31, 2002, Recom's investment in Shurgard Europe consisted of current equity of 16.1 million Euro (US$18.4 million) and warrants to purchase additional equity for 118.2 million Euro (US$123.9 million). In addition, Recom has funded Shurgard Europe subordinated debt of 121.8 million Euro (US$127.6 million) that bears interest at 8.25% per annum and matures in 2009. Recom's 53.83% interest in Shurgard Europe referred to above reflects the exercise of these warrants in full.

Under this structure, of the 7.57% aggregate interest we currently own in Shurgard Europe, we hold 2.66% directly and 4.89% indirectly through Recom. If we were to increase our interest in Recom to the largest percentage identified above, our indirect interest in Shurgard Europe through Recom would increase to 53.60% and our aggregate interest in Shurgard Europe would be 56.26%. It is our intention to exercise our right to increase our interest during 2003. The actual amount of our contribution and our ultimate ownership interest depends on the extent, if any, to which our European operating partners and certain employees choose to contribute.

Recom has total assets of $146.7 million and total liabilities of $151.1 million of which we guarantee $147.6 million. Recom's assets include investment in Shurgard Europe of $18.4 million, loan to Shurgard Europe of $127.6 million and other assets of $0.7 million. It is reasonably likely that we will be considered the primary beneficiary of Recom and that we will have to consolidate the assets and liabilities of Recom into Shurgard's financial statements. Our maximum exposure to loss would be our contingent liability as general partner which totaled $147.6 million at December 31, 2002.

Other joint ventures

Unconsolidated joint ventures: We operate 29 properties in unconsolidated joint ventures that have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures have total assets of $98.1 million and total liabilities of $67.2 million. We have guaranteed debt of $15.1 million related to these joint ventures. Our maximum exposure to loss would be $44.5 million, the total of these guarantees and the net book value of our investment which was $29.4 million at December 31, 2002.

Shurgard Europe: Shurgard Europe is a Belgian joint venture in which we own 2.66%, four unaffiliated institutional investors own 43.26%, our European operating partners own .25% and Recom owns 53.83%. Our European operating partners are European entrepreneurs who worked with us in 1995 to establish the European operations and who joined us as original investors at that time. The four institutional investors, consisting of European and U.S. banking, insurance and real estate institutions, acquired their interests in October 1999 through a commitment to invest 122 million Euro in the joint venture. On February 27, 2001, the joint venture obtained commitments from all of its owners on a pro rata basis to invest an additional 28 million Euro. The commitments were made pro rata and, therefore, did not alter the percentage ownership of the parties. At December 31, 2002, Shurgard Europe had drawn on 122 million Euro of the initial commitment from the institutional investors and had not yet drawn on any of the additional February 2001 commitment.

Shurgard Europe is managed by a board of managers in which we hold 50% of the votes, our European operating partners hold 7% and the institutional investors collectively hold 43%. Substantially all major decisions require approval of managers holding at least 80% of the votes. The joint venture agreement provides that if, by December 31, 2004, the institutional investors have not had an opportunity to liquidate their interests through an initial public offering or a sale of all their interests, then they may initiate steps that could lead to an initial public offering or to the sale of Shurgard Europe or its assets in accordance with prescribed procedures. All partners' interests in Shurgard Europe are subject to a right of first refusal. We, Recom and our European operating partners are subject to other restrictions on transfer and sale. The operation of these provisions could substantially affect our ownership interest in and the structure of our European investment.

Shurgard Europe has total assets of $543.5 million and total liabilities of $494.3 million including $49.3 million bonds payable to us and $127.6 million note payable to Recom. Our maximum exposure to loss would be the balance of the bonds payable to us of $49.3 million at December 31, 2002.

We are currently evaluating the joint ventures and Shurgard Europe on an entity by entity basis to determine if they meet the criteria to be classified as a variable interest entity. Based on this evaluation, some or all of these entities may be consolidated in our financial statements beginning July 1, 2003.

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

As a REIT, we must distribute at least 90% of our taxable income to our shareholders each year, and we generally are not required to pay federal income tax on our taxable income. To satisfy this requirement, our distributions must be made in the taxable year to which they relate or in the following taxable year if they are (i) declared before the REIT timely files its tax return for such year and (ii) paid on or before the first regular distribution payment date after the date of declaration.

Additionally, as a REIT, we must derive at least 95% of our total gross income from specified classes of income related to real property, distributions, interest or certain gains from the sale or other disposition of stock or other securities. Our revenue from truck rentals, sales of locks and boxes and management services performed for other owners of properties do not qualify under this 95% gross income test. Such non-qualifying income was approximately 3.6% of gross revenue in 2002 and we expect to meet the 95% test in 2003. Our acquisition of additional properties will tend to reduce the percentage of non-qualifying income, while additional management contracts, including those with off balance sheet joint ventures and partnerships, and the sales of properties from the existing portfolio will tend to increase the percentage of non-qualifying income. While we intend to manage our activities so that we continue to satisfy the 95% test in the future, we can provide no assurance that non-qualifying income will not exceed 5% in future years, which will result in a loss of REIT status.

Finally, in order to maintain our status as a REIT, we must satisfy on a quarterly basis various tests restricting the nature of our assets. In general, at least 75% of our assets must consist of real estate assets, cash, cash items (including receivables) and government securities. Furthermore, we may not hold securities of any issuer that represent (i) more than 5% of the value of our total assets or (ii) more than 10% of the vote or value of the issuer's outstanding securities, and no more than 20% of the value of our total assets may be represented by securities in one or more taxable REIT subsidiaries. While we intend to manage our activities so that we continue to satisfy these asset tests in the future, we can provide no assurance that we will be able to do so.

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

We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the US to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which we have exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, Denmark and the United Kingdom. Our gross investment in these foreign operations at December 31, 2002 was $3.7 million and is not considered material. At December 31, 2002, cumulative losses, including depreciation expense, have exceeded our gross investment by $6 million. During 2002, all foreign investments are accounted for under the equity method.

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

Item 8 - Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)	Preferred Stock Shares	Preferred Stock Amount	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Loans to Class B Share-holders	Additional Paid in Capital	Accumulated Net Income Less Distributions	Accumulated Other Comprehensive Income	Total
Balance, Jan 1 2000	4,000	$ 96,171	29,093	$ 29	155	$ -	$ (4,002)	$ 614,860	$ (86,858)	$ -	$ 620,200
Comprehensive income:											
Net income									32,307		32,307
Issuance of common stock			527	1				12,490			12,491
Payment on loan to shareholder							326				326
Distributions:											
Preferred									(8,750)		(8,750)
Common	-	-	-	-	-	-	-	-	(59,936)	-	(59,936)
Balance, Dec. 31, 2000	4,000	96,171	29,620	30	155	-	(3,676)	627,350	(123,237)	-	596,638
Comprehensive income:											
Net income									34,914		34,914
Other comprehensive income										(2,661)	(2,661)
Total comprehensive income											32,253
Issuance of common & preferred stock	3,450	85,012	3,035	3				79,967			164,982
Payment on loan to shareholder							904				904
Distributions:											
Preferred									(15,098)		(15,098)
Common	-	-	-	-	-	-	-	-	(63,354)	-	(63,354)
Balance, Dec. 31, 2001	7,450	181,183	32,655	33	155	-	(2,772)	707,317	(166,775)	(2,661)	716,325
Comprehensive income:											
Net income									67,632		67,632
Other comprehensive income										(8,403)	(8,403)
Total comprehensive income											59,229
Issuance of common & preferred stock			3,279	3	(155)			97,265			97,268
Redemption of common & preferred stock	(2,000)	(50,000)									(50,000)
Payment on loan to shareholder							2,772				2,772
Distributions:											
Preferred									(14,695)		(14,695)
Common	-	-	-	-	-	-	-	-	(72,778)	-	(72,778)
Balance, Dec. 31, 2002	5,450	$ 131,183	35,934	$ 36	-	$ -	$ -	$ 804,582	$ (186,616)	$ (11,064)	$ 738,121

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Organization

Shurgard Storage Centers, Inc. (Shurgard), a Washington corporation, was organized on July 23, 1993 to serve as a vehicle for investments in, and ownership of, a professionally managed, internationally diverse real estate portfolio consisting primarily of self-service storage properties that provides month-to-month leases for business and personal use. We intend to qualify as a real estate investment trust (REIT) as defined in Section 856 of the Internal Revenue Code.

Note B - Summary of Significant Accounting Policies

Basis of presentation: The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America and include the accounts of Shurgard and our subsidiaries. All inter-company balances and transactions have been eliminated on consolidation. We consolidate the accounts of those subsidiaries or joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of assets. All investments in joint ventures that do not qualify for consolidation, but in which we exercise significant influence, are accounted for under the equity method and are included in other real estate investments.

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

New accounting principles: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. During 2002 we purchased a 74% interest in Morningstar Storage Centers, LLC (Morningstar) which was accounted for as a purchase in compliance with SFAS No. 141. (See Note D).

In June 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased on adoption of this statement. We implemented SFAS 142 on January 1, 2002. In connection with the adoption of this statement and our annual evaluation, we evaluated our goodwill and determined that goodwill of $25 million was not impaired and has an indefinite life.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for us beginning in 2003. Adoption of SFAS 143 is not expected to have a significant impact on our financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS 144 is effective for 2002. The adoption of SFAS 144 has not had a significant impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for us beginning in 2003. On adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. Amounts from 2002 and 2001 will be reclassified into Income from Operations on adoption of SFAS 145.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. On adoption, costs associated with exit or disposal activities will be recognized as incurred.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for periods ending after December 15, 2002. We have adopted the disclosure provisions of SFAS 148 and account for stock-based compensation under APB No. 25, therefore, SFAS No. 148 will have no effect on our financial position, results of operations or cash flows. (See Note R). If we had recorded compensation expense in accordance with SFAS 148, we would have recognized $1.1 million, $1.9 million and $1.5 million in expense for the years ended December 31, 2002, 2001 and 2000. Our net income for those years would have been $66.6 million, $33.1 million and $30.8 million, respectively.

In November 2002, FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.  (See Note V).

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" which clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" for entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 becomes effective for us beginning July 2003. It is reasonably possible that we will be considered the primary beneficiary of variable interest entities created prior to February 1, 2003, on adoption of FASB Interpretation No. 46, and therefore will be required to consolidate the assets and liabilities of these entities, which will have a material effect on our balance sheet and results of operations. (See Note J).

Storage centers: Storage centers are recorded at cost. Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from three to 40 years.

Other real estate investments: As of December 31, 2002, investments accounted for under the equity method included 28 joint ventures. Although we own a majority interest in most of these entities, all significant business decisions require the approval of both parties and, therefore, we do not have voting control. (See Note E and Note J).

Financing arrangements: We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS 66, "Accounting for Sales of Real Estate," as financing arrangements. (See Note H).

Cash equivalents: Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

Restricted cash: Restricted cash consists of cash deposits and represents expense reserves required by lenders.

Other assets: Other assets include financing costs and non-competition agreements, which are presented net of accumulated amortization of $10.7 million and $8.7 million as of December 31, 2002 and 2001, respectively. Financing costs are amortized using the effective interest method over the life of the related debt and the related expense is included in amortization. Non-competition agreements are amortized over their estimated useful lives, which range from three to 30 years.

Federal income taxes: To qualify as a REIT, we must distribute annually at least 90% of our taxable income and meet certain other requirements. Additionally, as a REIT, we will not be subject to federal income taxes to the extent of distributions. We were not required to pay any federal income tax in 2000 or 2001 and we intend to make elections regarding distributions such that we will not pay federal taxes for 2002. As a result, no provision for federal income taxes for the REIT has been made in our financial statements. We are subject to certain international and state income taxes as well as certain franchise taxes; however, these taxes are currently immaterial.

Shurgard TRS, Inc. (Shurgard TRS), a wholly owned subsidiary, is a taxable REIT subsidiary and is subject to corporate level tax. Shurgard Storage To Go, Inc. (STG), Shurgard Preferred Partners, SS Income Plan and Storage Line Management are wholly owned subsidiaries of Shurgard TRS. At December 31, 2002, Shurgard TRS had a deferred tax asset primarily attributable to net operating loss carryforwards from STG that will expire beginning in 2017, temporary differences in fixed assets and operating losses (See Note M). When determining the necessary amount, if any, of valuation allowance on the deferred tax asset, we estimate projected future taxable income from all sources and analyze whether it is more likely than not that we will be able to realize all tax benefits.

Revenue recognition: The majority of our customers rent under month-to-month lease agreements and revenue is recognized at the contracted rate for each month occupied. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease. Management fee revenue is recognized each month for which services are rendered; these contracts are generally cancelable by either party on specified advanced notice.

As a construction agent for Storage Centers Trust (SCT) we are paid a development fee. Fees are recognized as earned to the extent of costs incurred. Due to our contingent liability under the related lease, no profit is recognized as services are performed.

We recognize revenue related to our tenant insurance program based on the excess of premiums over claims and administrative costs.

Valuation of long-lived assets: Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. Additionally, during 2002, we determined that certain parcels of land held for sale were impaired. Using the expected cash flow method, we determined that the net book value of this land exceeded its net realizable value. The total impairment loss for these pieces of land was $1.9 million and is included in General, administrative and other expense in the Consolidated Statement of Net Income for 2002. The land held for sale with a carrying value of $4.4 million is included in Other assets on the Balance Sheet.

At December 31, 2001, we determined that certain assets in STG were impaired. The closure of the two warehouses in Southern California and Atlanta caused us to evaluate the assets in the three remaining warehouses in Washington, Northern California and Oregon (See Note L). Using the discounted cash flow method for determining the fair value of assets associated with these warehouses, we determined that the remaining net book value of assets in the Oregon warehouse in the amount of $268,000, and $1.5 million of goodwill associated with the Northern California and Washington warehouses were impaired. The total impairment loss of $1.7 million is included in General, administrative and other in the Consolidated Statement of Net Income for 2001.

Financial instruments: The carrying values reflected on the balance sheet at December 31, 2002, reasonably approximate the fair value of cash and cash equivalents, other assets, accounts payable, lines of credit, variable rate debt and other liabilities. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, we estimate the fair value of fixed rate long-term debt including swap arrangements is $503.9 million compared to a book value of $434.1 million.

Environmental costs: Our policy is to accrue environmental assessments and/or remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. The majority of our real estate facilities have undergone independent environmental investigations and our policy is to have such investigations conducted on all new real estate acquired. Although there can be no assurance that there is not environmental contamination at our facilities, we are not aware of any such contamination at any of our facilities that individually or in aggregate would be material to our business, financial condition, or results of operations.

Note C - Storage Centers

Note D - Acquisitions

On June 26, 2002 we acquired a 74% membership interest in Morningstar Storage Centers, LLC (Morningstar) for $62.0 million. The results of Morningstar's operations have been included in our consolidated financial statements since that date. Morningstar operates and owns, directly or indirectly, 40 existing self-storage properties in North and South Carolina, including seven sites with pre-identified expansion opportunities and nine sites with continued development potential. In addition, we have entered into an agreement with certain of the members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by Morningstar and the properties to be developed in the joint ventures will be managed by the other members of Morningstar through an affiliated entity.

This acquisition was accounted for as a purchase transaction. Assets and liabilities are recorded at book value plus 74% of the difference between book value and fair market value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

The following table summarizes pro forma results of operations for the years ended December 31, 2002 and 2001 as if the acquisition had taken place at the beginning of those periods.

In November 2001, we purchased one limited partner unit in Shurgard Institutional Fund LP from an unaffiliated third party for $1.3 million. We currently own 23 of 25 units and are entitled to 92.6% of this partnership's limited partner distributions. As this represents a majority interest, Shurgard Institutional Fund LP is consolidated for financial statement purposes. We continue to own a general partnership interest in this partnership.

In September of 2000, we purchased 3 limited partner units of Shurgard Institutional Fund LP II for $3.8 million in cash. We currently own all of the 9.5 limited partner units and are entitled to 100% of LP distributions. We continue to own a general partnership interest in this partnership. Due to our majority interest, Shurgard Institutional Fund LP II is consolidated for financial statement purposes.

We have an agreement with a California developer under which it purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers are purchased by a joint venture. Prior to such purchase, we have no ownership in the properties and accordingly, they are not included in any discussions in our operating results. The developer's interest in the joint venture is based on a predetermined formula based on the fair value of the property at contribution. During 1999, the joint venture purchased one of the completed storage centers for $3.1 million; during 2000, the joint venture purchased an additional completed storage center for $11.0 million; and during 2001, we purchased two of the completed storage centers for $13.4 million. At December 31, 2002, we had guaranteed $20.4 million in outstanding debt for three properties related to this agreement. We recognized approximately $1.5 million, $1.2 million and $691,000 in earnings for years ended December 31, 2002, 2001 and 2000 respectively, which represents 90.7%, 78.7% and 77.3%, respectively, of joint ventures earnings.

Note E - Other Real Estate Investments

Pursuant to affiliation agreements with three storage operators, we have developed 29 properties in joint ventures in which our ownership interests range from 50% to 90%. As of December 31, 2002, we had invested a total of $29.4 million in these joint ventures, net of joint venture earnings. We have guaranteed $15.1 million of loans. The financial results for these projects are not consolidated in our financial statements because each affiliation agreement allows the local operator to control the daily operations of the property, and all significant investment decisions require the approval of both parties regardless of ownership percentage.

As of December 31, 2001, we had $2.6 million invested in a participating mortgage loan. In addition to fixed interest payments, we received contingent interest payments from the mortgaged property equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreement. During 2002, we exercised our option on this property and it is now wholly owned.

Our interest in Shurgard Self Storage, SCA (Shurgard Europe) is 7.57%, and we do not have effective control of Shurgard Europe. The joint venture agreement requires a vote of two thirds of the Board of Managers for all major decisions; however, we continue to exercise significant influence over Shurgard Europe through our control of half of the seats on the Board of Managers. The negative investment balances of $5.9 million and $4.1 million are included in other liabilities as of December 31, 2002 and 2001, respectively.

Note F - Lines of Credit

We have an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants and guarantees under certain tax retention operating leases. At December 31, 2002, the available amount was $131.3 million. At December 31, 2002, there was $113.5 million outstanding and the weighted average rate was 2.75%.

Note G - Notes Payable

On July 24, 2002, we paid $1.2 million to retire a mortgage note payable incurring prepayment penalties of $164,000 which are included in early extinguishment of debt in the Consolidated Statement of Net Income.

On June 27, 2002, we paid $12.5 million to pay off a participating mortgage including $7.3 million in mortgage debt, $5.0 million in participation rights and $0.2 million in prepayment penalties. In connection with the early extinguishment of this debt, we recorded a gain, net of prepayment penalties, of $1.2 million.

On June 26, 2002, in connection with the purchase of our 74% interest in Morningstar (See Note D), we acquired notes payable of $58.4 million with fair values of $61.3 million and recorded a premium on these notes of $2.1 million (74% of the difference between face value and fair value). These notes have various interest rates ranging from 3.74% to 9.05% per annum and mature between 2005 and 2012.

Shurgard-Resco L.L.C., a consolidated entity, borrowed $14.7 million in May 2002. The note matures June 1, 2012, is secured by 3 properties owned by Shurgard-Resco L.L.C., and has a fixed interest rate of 7.10% per annum.

At December 31, 2002, $66.3 million of the mortgage notes payable is secured by 21 properties accounted for as participation rights (See Note H) and is a non-recourse credit facility that requires payments of interest only. This note matures December 2003 with two consecutive one year extension options.

In April 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25th and October 25th. During 2002 we entered into, and later terminated, a fixed to variable rate swap for $50 million of the senior notes payable due in 2004. This hedge was designated as a fair value hedge. As a result of this hedge, the carrying value of the bonds was increased by $1.6 million as of December 31, 2002 (See Note P).

On February 22, 2001, we issued $200 million in senior unsecured notes that are ten-year notes bearing interest at 7.75% and are due 2011. The notes require semi-annual interest payments due February 22 and August 22.

Additionally, we have a mortgage note payable totaling approximately $1.9 million dollars secured by one wholly owned property which mortgage note matures in 2011.

The maturities of debt principal over the next five fiscal years and thereafter are approximately $66.3 million in 2003, $50.0 million in 2004, $23.1 million in 2005, $2.6 million in 2006, $50.0 million in 2007, and $251.3 million in 2008 and thereafter. Each of these notes contains covenants that require us to submit financial information and maintain certain financial ratios. Secured debt of $143.3 million is secured by storage centers with a net book value of $179.1 million. As of December 31, 2002, we were in compliance with all debt covenants.

Note H - Participation Rights

During the past several years we formed four joint ventures; SFPI in May 1998 with Fremont Storage Partners I, SFPII in March 1999 with Fremont Storage Partners II, Shurgard/K&S I, LLC in October 1999 with K&S Storage, LLC and CCP/Shurgard Venture, LLC (CCP/Shurgard) in May 2000 with an affiliate of JP Morgan Partners. Under these joint venture agreements, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, on completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. Due to our continuing involvement with the storage centers, in accordance with SFAS 66, "Accounting for Sales of Real Estate", we do not recognize the sale of these properties and, due to the likelihood of our exercising the options, we account for these transactions as financing arrangements. Under this method we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our joint venture partners' share of the estimated option purchase price based on the best evidence available to us. The discount is amortized as a component of interest expense over the term of the related agreements. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreements. The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our consolidated balance sheets, and the related revenue and expenses of these properties are included in our Consolidated Statements of Net Income.

During 2001, we exercised our option to acquire our joint venture partner's interest in SFP I, SFP II and Shurgard/K&S I for a total of $69.4 million. These acquisitions were accounted for as a reduction in participation rights liability.

During 2002, we re-evaluated our estimate of the option price, the projected timing of our joint venture partner's exercise of their put option and the related expected cash flows. These changes were accounted for as a change in estimate, reduced gross participation rights and subsequent amortization of participation rights. The effect of this change in estimate on 2002 financial statements decreased gross participation rights by $6.4 million and increased income before extraordinary items and net income by $3.4 million and diluted earnings per share by $0.10.

On June 27, 2002, we paid off the participating mortgage for one storage center. The lenders were to receive 90% of the property's appreciation. As a result this mortgage was accounted for in the same manner as described above. We paid off this participating mortgage for $12.5 million including $7.3 million in mortgage debt and $0.2 million in prepayment penalties. The remaining $5.0 million payment was accounted for as reduction in participation rights. In connection with the early extinguishment of this debt, we recognized an extraordinary gain of $1.2 million, net of prepayment penalties.

The following table summarizes the estimated liability for participation rights and the related discount:

Note I - Lease Obligations

We lease certain parcels of land and buildings under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

Expense under these leases was approximately $3.5 million, $2.6 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note J - Variable interest entities

Tax Retention Operating Leases

In February 2001, we executed an agreement with a third party to enter into up to $250 million worth of tax retention operating leases in connection with the line of credit discussed in Note F. Most of our development projects since that time have been developed by this third party and leased through this facility. Under the related agreements, we function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we exercise our options, the purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the third party at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we have no legal ownership in these properties. As of December 31, 2002, the third party has eight storage centers under construction, has purchased land for construction of seven additional storage centers and has sixteen completed developments and four acquisitions with one additional completed storage center subleased to a third party. The lease term for these properties begins on the third party's acquisition of the land and/or property. Rent commences under the lease on completion of construction and equals 85% of the storage center's positive monthly net operating income. For the year ended December 31, 2002 and 2001, we paid $678,000 and $122,000, respectively, in lease payments on these properties. During 2002, we exercised our option on three properties for a total cost of $14.2 million. Additionally, during December 2002, we gave notice that we intend to exercise our option on one additional property for $2.6 million. This property has not been completed and we have determined that no further construction will be done on this property and the land will be sold. We have expensed $1.2 million in abandoned development expense in connection with this property. As of December 31, 2002, the assets in this variable interest entity have a carrying value of $155.6 million. In connection with these leases, our maximum exposure to loss is our liability for contingent residual lease guarantees totaling $134.3 million as of December 31, 2002.

European Partnership

Recom & Co SNC (Recom) is a Belgian partnership in which we, our European operating partners and some Shurgard Europe employees have ownership interests as described below. Our interests and those of Recom and some of our European partners reflect fully diluted equity interests, after taking into account the exercise of warrants as described below. Recom holds a 53.83% interest in Shurgard Europe as described below. We own a 9.11% interest in Recom, and our European operating partners and an entity comprised of some Shurgard Europe employees own collectively a 1.24% interest. The remaining 89.65% interest is held by a trust funded by a commercial banking group through which Recom has established a $168.5 million credit facility. As a general partner of Recom, we are contingently liable for repayment of any amounts outstanding under the credit facility in the event of default. Balances under the credit facility are unsecured, bear interest at LIBOR plus 1.5% (plus certain additional costs) and mature on June 21, 2003. The loan contains customary affirmative and negative lending covenants and default provisions that apply to us, our other Recom partners and Shurgard Europe and could be due prior to maturity in the event of default by us or them in our or their separate indebtedness. Recom is managed by one of our European operating partners who are responsible for day to day operations. Any significant capital commitment or any sale of assets requires unanimous approval of all partners. We, our European operating partners and some of the Shurgard Europe employees have the right to increase our respective equity interests in Recom, pro rata in proportion to our existing ownership, by purchasing additional shares at a Euro fixed price. For example, if these partners were to purchase additional interests to provide capital for repayment of the credit facility balance at December 31, 2002, our interest would increase to 87.65%. If we were the only party to purchase additional interests for this purpose, our interest would increase to 99.58%. One of our European operating partners has an option, exercisable in June 2003, to purchase the trust's interest in Recom identified above for a fixed price and is subject to a put option, exercisable also in June 2003, with respect to the same interest at the same price.

Recom has total assets of $146.7 million and total liabilities of $151.1 million of which we guarantee $147.6 million. Recom's assets include investment in Shurgard Europe of $18.4 million, loan to Shurgard Europe of $127.6 million and other assets of $0.7 million. It is reasonably likely that we will be considered the primary beneficiary of Recom and that we will have to consolidate the assets and liabilities of Recom into Shurgard's financial statements. Our maximum exposure to loss would be our contingent liability as general partner which totaled $147.6 million at December 31, 2002.

Other joint ventures

We operate 29 properties in unconsolidated joint ventures that have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures have total assets of $98.1 million and total liabilities of $67.2 million. We have guaranteed debt of $15.1 million related to these joint ventures. Our maximum exposure to loss would be $44.5 million, the total of these guarantees and the net book value of our investment which was $29.4 million at December 31, 2002.

Shurgard Europe is a Belgian joint venture in which we own 2.66%, four unaffiliated institutional investors own 43.26%, our European operating partners own .25% and Recom owns 53.83%. Our European operating partners are European entrepreneurs who worked with us in 1995 to establish the European operations and who joined us as original investors at that time. The four institutional investors, consisting of European and U.S. banking, insurance and real estate institutions, acquired their interests in October 1999 through a commitment to invest 122 million Euro in the joint venture. On February 27, 2001, the joint venture obtained commitments from all of its owners to invest an additional 28 million Euro. The commitments were made pro rata and, therefore, did not alter the percentage ownership of the parties. At December 31, 2002, Shurgard Europe had drawn on 122 million Euro of the initial commitment from the institutional investors and had not yet drawn on any of the additional February 2001 commitment.

Shurgard Europe is managed by a board of managers in which we hold 50% of the votes, our European operating partners hold 7% and the institutional investors collectively hold 43%. Substantially all major decisions require approval of managers holding at least 80% of the votes. The joint venture agreement provides that if, by December 31, 2004, the institutional investors have not had an opportunity to liquidate their interests through an initial public offering or a sale of their interests, then they may initiate steps that could lead to an initial public offering or to the sale of Shurgard Europe or its assets in accordance with prescribed procedures. All partners' interests in Shurgard Europe are subject to a right of first refusal. We, Recom and our European operating partners are subject to other restrictions on transfer and sale. The operation of these provisions could substantially affect our ownership interest in and the structure of our European investment.

Shurgard Europe has total assets of $543.5 million and total liabilities of $494.3 million including $49.3 million bonds payable to us and $127.6 million note payable to Recom. Our maximum exposure to loss would be the balance of the bonds payable to us of $49.3 million at December 31, 2002.

We are currently evaluating the joint ventures and Shurgard Europe on an entity by entity basis to determine if they meet the criteria to be classified as a variable interest entity. Based on completing the preliminary steps of this evaluation, some or all of these entities may be consolidated in our financial statements beginning July 1, 2003.

Note K - Related Party Transactions

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. If Shurgard Europe issues more than $40 million in bonds during the first 12 months, it has the option of increasing our total notional subscription to $75 million. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, on paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 100 basis points of the undrawn amount payable in arrears on a quarterly basis. These fees are being recognized as revenue using the interest method over the term of the bonds. As of December 31, 2002, $49.3 million of bonds had been issued to us and we have recorded $1.4 million in interest income.

We provide property management services to affiliates including marketing, maintenance, management information systems, access to our call center and management of on-site personnel. Management fees from related parties were $454,000 $393,000 and $250,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Note L - Exit Costs

In December 2001, the Board of Directors approved an exit plan to discontinue the operations of STG in the Atlanta and Southern California markets. In connection with this decision, we accrued incremental costs that we expected to incur during the closing of the warehouses of $4.1 million which are included in General, administrative and other in the Consolidated Statement of Net Income for 2001. These costs consisted of lease termination fees for warehouses and equipment, severance packages, charges to prepaid expenses, estimated loss on sale of containers and estimated loss from operations during closing of $2.4 million, as well as impairment losses on certain assets and goodwill of an additional $1.7 million. The costs charged to this accrual during 2002 consisted primarily of lease termination fees and costs necessary to relocate current customers incurred during 2002. We expect to have the exit plan completed in the first half of 2003.

Note M - Income Taxes

In June 2001, we purchased the remaining shares of STG, a taxable REIT subsidiary, and began consolidating the assets and liabilities of STG as of that date. In addition, we began operations for Shurgard TRS, a taxable REIT subsidiary, in 2002, which includes Shurgard Preferred Partners, Storage Line Management and SS Income Plan. STG has also been merged into Storage To Go, LLC, a wholly-owned subsidiary of Shurgard TRS. The income tax benefit, calculated at the statutory rate of 34%, consists entirely of a deferred tax benefit due to net operating losses. The components of deferred tax assets (liabilities) for Shurgard TRS at December 31, 2001 are included in the table below. As of December 31, 2002, no valuation allowance had been established.

The following table reconciles Shurgard's net income to REIT taxable income for the years ended December 31, 2002, 2001 and 2000:

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2002, 2001 and 2000 distributions paid per share were taxable as follows:

Note N - Goodwill and Other Intangible Assets

On January 1, 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The following table summarizes our net income for the years ended December 31, 2002, 2001 and 2000, excluding goodwill amortized during the period prior to adoption of SFAS No. 142.

The following table summarizes our expected amortization over the next five years and thereafter (in thousands):

Note O - Shareholders' Equity

In addition to the rights, privileges and powers of Class A Common Stock, Class B common shareholders received loans from Shurgard to fund certain obligations to the 17 partnerships that comprised our predecessor. For the years ended December 31, 2002 and 2001, we received $80,000 and $49,000 in interest income on these notes. The loans were paid in full as of December 31, 2002 and the Class B Common Stock was converted to Class A Common Stock. As of December 31, 2002, there are no shareholder loans outstanding.

Shurgard has 40 million shares of preferred stock authorized, of which 2.8 million shares have been designated as Series A Junior Participating Preferred Stock, (none are issued and outstanding at December 31, 2002); 2 million shares have been designated as Series B Cumulative Redeemable Preferred Stock (none of which are issued and outstanding at December 31, 2002, as discussed below), 2 million shares have been designated as Series C Cumulative Redeemable preferred stock (2 million of which are issued and outstanding at December 31, 2002, as discussed below), and 3.45 million shares have been designated as Series D Cumulative Redeemable Preferred Stock (3.45 million of which are issued and outstanding at December 31, 2002, as discussed below). The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series and the designation thereof.

Series C Cumulative Redeemable Preferred Stock requires quarterly distribution payments totaling 8.7% per year and is callable at our option after five years, at a redemption price of $25 per share.

In February 2001, we raised $86.25 million (approximately $83.1 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share.

On March 24, 1995, Shurgard acquired Shurgard Incorporated (the Management Company) through a merger. Under the Management Company Merger Agreement, we were contingently obligated to issue additional shares as consideration for certain partnership interests held by the Management Company, which were not valued at the time of the merger. On June 5, 2000, we issued the final 387,933 Class A common shares due under this obligation with an aggregate value of $9.2 million.

In 2001, we raised net proceeds after offering costs of $76.0 million through the sale of 2.7 million shares of Class A Common Stock.

On June 28, 2002, we raised $86.25 million (approximately $82.3 million net proceeds) through the sale of 2.5 million shares of Class A Common Stock. We used approximately $50 million of the proceeds to redeem in full our 8.80% Series B Cumulative Redeemable Preferred Stock, issued on April 16, 1997, on August 19, 2002. Additional proceeds were used to repay a portion of the indebtedness under our revolving credit facility.

Note P - Derivative Financial Instruments and Other Comprehensive Income

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

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative reduction to Other Comprehensive Income (OCI) of $348,000. The reduction in OCI was attributable to losses on cash flow hedges. There was no net gain or loss recognized in earnings for the years ended December 2002 and 2001 due to hedge ineffectiveness. Changes in the time value of an interest rate cap have been excluded from the assessment of hedge effectiveness, are reported in "Interest income and other" on the Consolidated Statement of Net Income and were $17,000 and $126,000 for the years ended December 31, 2002 and 2001, respectively. Approximately $25,000 of OCI will be reclassified into earnings during the next twelve months through amortization.

For the year ended December 31, 2002, other assets decreased $106,000, other liabilities increased $8.3 million and other comprehensive loss increased $8.4 million due to changes in the value of derivative instruments. Total accumulated other comprehensive loss was $11.1 million as of December 31, 2002.

In March 2002, we entered into a fixed to variable rate swap for $50 million of the senior notes payable due in 2004. This hedge was designated as a fair value hedge. The gain or loss on the swap and the bonds are recognized in earnings and the carrying value of the bonds is adjusted accordingly. On August 20, 2002, we terminated these swaps at a gain of $2 million. This gain is being amortized to interest expense over the remaining life of the bonds using the effective interest rate method. For the year ended December 31, 2002, the carrying value of the bonds was increased by $1.6 million. For the year ended December 31, 2002, interest expense was reduced by $452,000 for amortization of the gain.

Subsequent to our adoption of SFAS 133 for the year ended December 31, 2001, other assets increased $106,000, other liabilities increased $3.0 million and other comprehensive loss increased $2.7 million. For the year ended December 31, 2001, we recognized $1.2 million in interest expense related to the termination of swap agreements for SFPI and SFPII in connection with paying off the debt.

Note Q - Stock Compensation and Benefit Plans

The 1993 Stock Option Plan (the 1993 Plan) provides for the granting of options for up to 3% of our outstanding shares of Class A Common Stock at the end of each year, limited in the aggregate to 5,000,000 shares. In general, the options vest ratably over five years and must be exercised within ten years from date of grant. The exercise price for qualified incentive options under the 1993 Plan must be at least equal to fair market value at date of grant and at least 85% of fair market value at date of grant for non qualified options. The 1993 Plan expires in 2003. The remaining outstanding options under the 1993 Plan expire in 2005.

The 1995 Long-Term Incentive Compensation Plan (the 1995 Plan) provided for the granting of options for up to 2% of the adjusted average shares of our Class A Common Stock outstanding during the preceding calendar year, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 1995 Plan required mandatory acceleration of vesting in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of Shurgard, except where such awards were assumed or replaced in the transaction. The 1995 Plan permitted the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by tax legislation. The 1995 Plan allowed for grants to consultants and agents, as well as our officers and key employees. The 1995 plan expired in July 2000.

The 2000 Long-Term Incentive Compensation Plan (the 2000 Plan) provides for the granting of options for up to 2.8 million shares of our Class A Common Stock, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 2000 Plan requires mandatory acceleration of vesting in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of Shurgard, except where such awards are assumed or replaced in the transaction. The 2000 Plan permits the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by tax legislation. The 2000 Plan allows for grants to consultants and agents, as well as our officers, directors and key employees. We granted 39,325, 34,289 and 39,525 shares of restricted Class A Common Stock to officers and key employees for years ended December 31, 2002, 2001 and 2000, respectively, and recorded approximately $416,000, $175,000 and $11,000 in compensation expense, respectively. The shares granted entitle the grantee to all shareholder rights: however, the shares will vest ratably over 5 years. If a grantee's employment is terminated prior to the end of the five-year period, the unvested shares will be forfeited. During 2002, 5,587 shares were forfeited due to employee terminations. In December 2001, we granted 142,358 shares of discounted options to officers and key employees. During 2002 we recognized $204,000 in expense related to these options.

In 1993, we also established the Stock Option Plan for Nonemployee Directors (the Directors Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. This plan was amended during 1995 and provided current outside directors with 6,000 shares each in 1995 and 3,000 shares each annually thereafter. Such options vest on the date of our next annual meeting so long as such director continues to serve as a director until such date. In 1998 the Director's Plan was amended and restated to provide for discretionary grants. The total number of shares reserved under the Plan did not change and remains at 200,000. The exercise price for options granted under the Directors Plan are equal to fair market value the day before the date of grant. As of December 31, 2002, 151,680 of these options were outstanding.

We have an employee incentive savings and stock ownership plan, in which substantially all employees are eligible to participate. Each year, employees may contribute an amount up to 15% of their annual compensation not to exceed the maximum allowable by law. Employee contributions may be invested in one or more of ten mutual fund investment options administered by a third party. We match a portion of employee contributions and may make annual discretionary contributions in the form of company stock. Our expense for contributions to this plan was approximately $597,000, $737,000 and $809,000 for 2002, 2001 and 2000, respectively. We do not offer post-employment or post-retirement benefits.

In 1996, we established an Employee Stock Purchase Plan under which employees can elect to purchase Shurgard stock through regular periodic payroll deductions without paying broker commissions. This plan provides for potential price discounts of up to 15%. Effective January 2000, a 10% discount was offered to employees under this plan.

The weighted average remaining contractual life of options outstanding at December 31, 2002 was 7.6 years and option prices ranged from $20.75 to $34.70 per share.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

We have adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation." No compensation cost has been recognized for options granted at market price. Had compensation cost for options granted under our stock option plans been determined based on the fair value at the grant date for awards in 2000, 2001 and 2002 consistent with the provisions of SFAS 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands):

The fair value of options granted under our stock option plans during 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 8.20%, 8.41% and 8.81%; expected volatility of 20%, 19% and 28%; risk free interest rate of 2.76%, 5.07% and 5.12%; and expected life of 5.2, 6.5 and 6.5 years, respectively.

Note R - Shareholder Rights Plan

In March 1994, we adopted a Shareholder Rights Plan and declared a distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $65, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock. If a person or group acquires more than 10% of the then outstanding shares of common stock, each Right will entitle its holder to receive, on exercise, common stock (or, in certain circumstances, cash, property or other securities of Shurgard) having a value equal to two times the exercise price of the Right. In addition, if Shurgard is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring company's common shares having a market value of twice the Right's exercise price. We will be entitled to redeem the Rights at $0.0001 per Right at any time prior to the earlier of the expiration of the Rights in March 2004 or the time that a person has acquired a 10% position. The Rights do not have voting or distribution rights, and until they become exercisable, have no dilutive effect on our earnings.

Note S - Net Income Per Share

The following summarizes the computation of basic and diluted net income per share:

Note T - Segment Reporting

Shurgard currently has two reportable segments: Same and New Stores. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year.

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

Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The following table illustrates the results using the 2002 Same Store and New Store base for reportable segments as of and for the years ended December 31, 2002 and 2001. Same stores include all stores acquired prior to January 1, 2001, and domestic developments opened prior to January 1, 2000. New stores represent all stores acquired after January 1, 2001, and domestic developments opened after January 1, 2000. Disposed stores represent properties sold during 2002:

The following table illustrates the results using the 2001 Same Store and New Store base for reportable segments as of and for the years ended December 31, 2001 and 2000. Same stores include all stores acquired prior to January 1, 2000, and all domestic developments opened prior to January 1, 1999. New stores represent all stores acquired after January 1, 2000 and domestic developments opened after January 1, 1999:

The following table reconciles the reportable segments' revenue per the table above to consolidated total revenue for the years ended December 31, 2002, 2001 and 2000:

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the years ending December 31, 2002, 2001 and 2000:

The following table reconciles the reportable segments' NOI per the table above to consolidated net income for the years ending December 31, 2002, 2001 and 2000:

The following table reconciles the reportable segments' assets to consolidated assets as of December 31, 2002, 2001, and 2000:

Note U - Supplemental Quarterly Financial Data (Unaudited)

Note V - Contingent Liabilities and Commitments

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

In addition, from time to time we are subject to various legal proceedings that arise in the ordinary course of business. Although we cannot predict the outcomes of these proceedings with certainty, we do not believe that the disposition of these matters and the matters discussed above will have a material adverse effect on our financial position, results of operations or cash flows.

Note W - Subsequent Events

On March 11, 2003, we entered into an Agreement and Plan of Merger for the acquisition of five entities owning 18 self storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage. As consideration in the transaction, we will issue 3,050,000 shares of common stock at closing and have agreed to issue an additional 50,000 shares if the properties meet certain revenue targets prior to the end of 2005. The shares will be issued pursuant to a Form S-4 registration statement to be filed with the Securities and Exchange Commission. The transaction is subject to the approval of the entities' existing equity owners. In connection with the execution of the merger agreement, equity owners holding more than a majority of the voting securities of the entities have agreed to vote in favor of the transaction. We anticipate closing during the second quarter of 2003. The acquisition will be accounted for as a purchase in accordance with FASB 141.

On March 10, 2003, through our wholly owned subsidiary SSC Benelux, Inc, we entered into a Securities Purchase Agreement with SSC General Partners (Guernsey) Limited and SSC Partner (Gurnsey) Limited and Credit Suisse First Boston Europe (Limited) (collectively "CSFB") to acquire their equity interest in Shurgard Self Storage SCA ("Shurgard Europe"). The agreement provides that we will purchase CSFB's 10.6% ownership interest in Shurgard Europe for approximately 45 million Euro ($49.6 million at March 10, 2003). CSFB is one of four institutional joint venture partners who, together with us, our European operating partners and some Shurgard Europe employees, own Shurgard Europe. Under the existing joint venture agreement, the other partners have the opportunity to purchase their pro rata interest in the portion of CSFB's equity interest being sold to Shurgard on the same terms being offered to Shurgard.

Schedule III - Real Estate and Accumulated Depreciation

Pinole	Pinole	CA	980	2,309	3,289	(463)	1995	1988	360
Rohnert Park	Rohnert Park	CA	1,220	4,440	5,660	(182)	2001	2001	360
S. San Francisco	San Francisco	CA	721	3,128	3,849	(999)	1987	1985	360
Sacramento	Sacramento	CA	680	2,755	3,435	(597)	1996	1991	360
San Juan Creek	San Juan	CA	1,450	5,526	6,976	(245)	2001	2001	360
San Leandro	San Leandro	CA	776	3,234	4,010	(701)	1996	1991	360
San Lorenzo	San Lorenzo	CA	611	2,567	3,178	(578)	1996	1990	360
Santa Ana	Santa Ana	CA	1,467	6,228	7,695	(1,958)	1986	1975/86	360
Solana Beach	Solana Beach	CA	-	7,173	7,173	(2,267)	1987	1984	360
Sunnyvale	Sunnyvale	CA	1,697	11,511	13,208	(2,626)	1986	1974/75	360
Tracy	Tracy	CA	732	3,017	3,749	(666)	1996	1986	360
Tracy II	Tracy	CA	840	3,746	4,586	(23)	2002	2000	360
Union City	Hayward	CA	287	1,405	1,692	(448)	1985	1985	360
Van Ness	San Francisco	CA	5,289	9,407	14,696	(857)	1999	1999/1934	360
Vista Park-Land Ls.	San Jose	CA	-	56	56	(22)	2001	2000	360
Walnut	Walnut	CA	751	3,104	3,855	(667)	1996	1986	360
Walnut Creek	Walnut Creek	CA	626	5,353	5,979	(468)	1999	1987	360
Westpark	Irvine	CA	4,190	8,882	13,072	(854)	2000	1999	360
Westwood	Santa Monica	CA	951	7,986	8,937	(1,925)	1986	1988	360
Lakewood	Golden	CO	528	2,175	2,703	(666)	1986	1985	360
Northglenn	Northglenn	CO	531	2,306	2,837	(759)	1987	1979	360
Tamarac	Denver	CO	194	974	1,168	(348)	1984	1977	360
Thornton	Denver	CO	237	1,093	1,330	(348)	1984	1984	360
Windermere	Littleton	CO	653	2,969	3,622	(989)	1984	1977/79	360
Blue Heron	West Palm Beac	FL	1,327	6,341	7,668	(1,878)	1987	1975	360
Davie	Davie	FL	2,863	6,896	9,759	(1,804)	1996	1990	360
Delray Beach	Delray Beach	FL	748	3,272	4,020	(752)	1996	1986	360
Lauderhill	Lauderhill	FL	761	3,479	4,240	(687)	1997	1986	360
Margate	Margate	FL	906	3,875	4,781	(827)	1996	1984	360
Military Trail	West Palm Beac	FL	1,140	5,088	6,228	(1,514)	1987	1981	360
Oakland Park	Ft. Lauderdale	FL	2,443	10,575	13,018	(3,233)	1985	1974/78	360
Seminole	Seminole	FL	336	1,497	1,833	(456)	1986	1984/85	360
Ansley Park	Atlanta	GA	1,527	6,564	8,091	(1,974)	1995	1991	360
Brookhaven	Atlanta	GA	1,616	4,457	6,073	(1,327)	1995	1992	360
Clairemont	Atlanta	GA	470	2,151	2,621	(490)	1996	1990	360
Decatur	Atlanta	GA	1,144	4,949	6,093	(1,523)	1995	1992	360
Forest Park	Forest Park	GA	573	2,420	2,993	(564)	1996	1980	360
Gwinnett	Lawrenceville	GA	820	2,809	3,629	(657)	1996	1996	360
Holcomb Bridge	Roswell	GA	920	2,980	3,900	(248)	1999	2000	360
Jones Bridge	Atlanta	GA	676	3,866	4,542	(631)	1997	1997	360
Lawrenceville	Lawrenceville	GA	858	3,198	4,056	(542)	1997	1997	360
Morgan Falls	Dunwoody	GA	1,429	5,896	7,325	(1,308)	1996	1990	360
Norcross	Norcross	GA	562	2,375	2,937	(547)	1996	1984	360
Peachtree	Duluth	GA	1,144	4,906	6,050	(1,037)	1997	1996	360
Perimeter	Atlanta	GA	1,458	2,933	4,391	(734)	1996	1996	360
Roswell	Roswell	GA	435	1,903	2,338	(573)	1986	1986	360
Sandy Plains	Marietta	GA	1,012	4,095	5,107	(593)	1998	1998	360
Satellite Blvd.	Duluth	GA	670	2,867	3,537	(602)	1997	1994	360
Stone Mountain	Stone Mountain	GA	656	2,766	3,422	(625)	1996	1985	360
Tucker	Tucker	GA	241	1,073	1,314	(240)	1996	1987	360
Alsip	Alsip	IL	250	2,286	2,536	(583)	1982	1980	360
Bolingbrook	Bolingbrook	IL	641	2,869	3,510	(501)	1997	1997	360
Bridgeview	Bridgeview	IL	479	2,087	2,566	(645)	1985	1983	360
Country Club Hills	Country Club Hil	IL	781	3,571	4,352	(391)	1999	1999	360
Dolton	Calumet City	IL	344	2,624	2,968	(724)	1982	1979	360
Fox Valley	Chicago	IL	932	2,986	3,918	(504)	1998	1998	360
Hillside	Hillside	IL	261	1,151	1,412	(370)	1988	1988	360
Lisle	Lisle	IL	576	2,587	3,163	(793)	1986	1976/86	360
Lombard	Lombard	IL	392	1,861	2,253	(639)	1982	1980	360
Oak Forest	Orland Park	IL	704	3,224	3,928	(866)	1995	1991	360
Palatine	Palatine	IL	453	3,021	3,474	(249)	2000	2000	360
Rolling Meadows	Rolling Meadow	IL	384	2,008	2,392	(576)	1982	1980	360
Schaumburg	Schaumburg	IL	446	2,162	2,608	(642)	1982	1980	360
Schaumburg South	Schaumburg	IL	504	3,753	4,257	(398)	1999	1999	360
Willowbrook	Willowbrook	IL	412	1,898	2,310	(604)	1986	1979/82	360
Wheaton	Wheaton	IL	283	4,943	5,226	(15)	2002	2001	360
Allisonville	Indianapolis	IN	827	3,725	4,552	(692)	1997	1987	360
Carmel	Carmel	IN	404	2,572	2,976	(638)	1996	1996	360
Castleton	Indianapolis	IN	522	2,044	2,566	(364)	1998	1988	360
College Park	Indianapolis	IN	694	3,026	3,720	(979)	1986	1984	360
County Line	SouthPort	IN	-	2,641	2,641	(404)	1998	1998	360
Downtown Indy	Indianapolis	IN	986	3,293	4,279	(321)	1999	1999	360
Eaglecreek	Indianapolis	IN	802	2,673	3,475	(443)	1998	1998	360
East 62nd Street	Indianapolis	IN	376	1,629	2,005	(48)	2002	1999	360
East Washington	Indianapolis	IN	412	2,567	2,979	(215)	1999	1999	360
Geist	Fishers	IN	547	2,356	2,903	(76)	2002	1999	360
Georgetown	Indianapolis	IN	461	2,362	2,823	(535)	1996	1996	360
Glendale	Indianapolis	IN	520	2,164	2,684	(669)	1986	1985	360
Annapolis	Annapolis	MD	-	3,516	3,516	(555)	1998	1998	360
Briggs Chaney	Silver Spring	MD	430	1,826	2,256	(567)	1994	1987	360
Clinton	Clinton	MD	650	2,882	3,532	(614)	1986	1985	360
Crofton	Gambrills	MD	376	1,634	2,010	(491)	1988	1985	360

Frederick	Frederick	MD	206	952	1,158	(302)	1994	1987	360
Gaithersburg	Gaithersburg	MD	614	4,003	4,617	(1,048)	1994	1986	360
Germantown	Germantown	MD	552	2,320	2,872	(690)	1994	1988	360
Laurel	Laurel	MD	391	1,737	2,128	(524)	1988	1984	360
Oxon Hill	Ft. Washington	MD	349	1,477	1,826	(443)	1994	1987	360
Reisterstown	Owing Mills	MD	586	1,177	1,763	(31)	2002	1992	360
Suitland	Suitland	MD	660	2,766	3,426	(856)	1987	1985	360
Ann Arbor	Ann Arbor	MI	424	1,844	2,268	(642)	1988	1977	360
Canton	Canton	MI	433	2,179	2,612	(536)	1988	1986	360
Canton Township	Canton Townshi	MI	852	3,043	3,895	(206)	2000	2000	360
Clinton Township	Clinton Townshi	MI	772	3,413	4,185	(443)	1999	1999	360
Flint East	Flint	MI	291	1,238	1,529	(222)	1997	1977	360
Flint South	Flint	MI	615	1,802	2,417	(62)	2001	1983	360
Fraser	Fraser	MI	627	2,613	3,240	(569)	1988	1985	360
Grand Rapids	Grand Rapids	MI	192	895	1,087	(303)	1983	1978	360
Jackson	Jackson	MI	309	1,303	1,612	(244)	1997	1978	360
Lansing	Lansing	MI	124	563	687	(199)	1983	1978/79	360
Livonia	Llvonia	MI	636	2,666	3,302	(607)	1988	1985	360
Madison Heights	Detroit	MI	487	2,536	3,023	(667)	1995	1977	360
Mt. Clemens	Mt. Clemens	MI	935	2,633	3,568	(120)	2001	2001	360
Plymouth	Canton Townshi	MI	348	3,208	3,556	(657)	1985	1979	360
Rochester	Utica	MI	610	2,490	3,100	(553)	1996	1989	360
Rochester Hills	Rochester Hills	MI	970	4,052	5,022	(166)	2001	2001	360
Southfield	Southfield	MI	702	3,421	4,123	(955)	1983	1976	360
Sterling Heights	Sterling Heights	MI	919	3,830	4,749	(835)	1996	1986	360
Taylor	Taylor	MI	632	3,501	4,133	(938)	1995	1980	360
Troy - Maple	Troy	MI	1,987	3,653	5,640	(1,020)	1981	1975/77	360
Troy - Oakland Mall	Troy	MI	642	3,002	3,644	(932)	1983	1979	360
Walled Lake	Walled Lake	MI	359	1,709	2,068	(578)	1985/89	1984	360
Warren	Warren	MI	815	3,904	4,719	(683)	1988	1985	360
Auburn Hills	Auburn Hilss	MI	565	3,104	3,669	(9)	2002	2001	360
Olive	St. Louis	MO	818	3,794	4,612	(1,151)	1994	1994	360
Albemarle	Charlotte	NC	788	4,567	5,355	(699)	2002	1984	360
Amity Court	Charlotte	NC	433	2,314	2,747	(334)	2002	1993	360
Arrowood	Charlotte	NC	1,155	3,151	4,306	(700)	2002	1992	360
Capital Blvd.	Raleigh	NC	342	2,687	3,029	(527)	1994	1984	360
Cary	Cary	NC	714	3,079	3,793	(895)	1994	1984	360
Clayton	Clayton	NC	764	2,495	3,259	(194)	2002	1999	360
Concord Kannapolis	Concord	NC	665	2,403	3,068	(499)	2002	1995	360
Cone Boulevard	Greensboro	NC	599	3,106	3,705	(129)	2002	2000	360
COTT	Matthews	NC	237	1,471	1,708	(295)	2002	1989	360
Country Club	Winston Salem	NC	757	3,462	4,219	(337)	2002	2000	360
Creedmoor	Raleigh	NC	807	3,179	3,986	(534)	1997	1997	360
Eastland	Charlotte	NC	590	3,743	4,333	(594)	2002	1983	360
English Road	High Point	NC	602	2,100	2,702	(117)	2002	2000	360
Garner	Garner	NC	204	903	1,107	(291)	1994	1987	360
Glenwood	Raleigh	NC	266	1,195	1,461	(365)	1994	1983	360
Hickory	Hickory	NC	892	3,826	4,718	(764)	2002	1986	360
Lexington	Lexington	NC	430	1,625	2,055	(343)	2002	1987	360
Matthews	Matthews	NC	775	5,617	6,392	(1,011)	2002	1981	360
Monroe	Matthews	NC	556	3,239	3,795	(709)	2002	1985	360
Morrisville	Morrisville	NC	409	1,765	2,174	(520)	1994	1988	360
North Tryon	Charlotte	NC	927	2,723	3,650	(625)	2002	1987	360
Park Road	Charlotte	NC	1,488	6,754	8,242	(708)	2002	1998	360
Pavilion	Charlotte	NC	1,320	2,251	3,571	(329)	2002	1997	360
Pineville	Pineville	NC	2,688	5,916	8,604	(1,299)	2002	1983	360
Randleman Road	Greensboro	NC	1,113	2,600	3,713	(340)	2002	1998	360
Rockingham	Rockingham	NC	178	1,870	2,048	(347)	2002	1996	360
Salisbury	Salisbury	NC	237	5,296	5,533	(780)	2002	1986	360
Silas Creek	Winston, Salem	NC	1,640	2,457	4,097	(193)	2002	2000	360
Stallings	Matthews	NC	747	2,075	2,822	(459)	2002	1995	360
Wake Forest	Wake Forest	NC	851	1,547	2,398	(91)	2002	1998	360
Weddington	Waxhaw	NC	642	2,520	3,162	(208)	2002	1999	360
Wilkinson	Charlotte	NC	575	3,270	3,845	(562)	2002	1986	360
Winston-Salem	Winston, Salem	NC	354	1,930	2,284	(529)	2002	1985	360
Bricktown	Bricktown	NJ	1,397	4,388	5,785	(317)	1999	2000	360
Marlboro	Morganville	NJ	1,320	4,977	6,297	(266)	2000	2000	360
Old Bridge	Matawan	NJ	767	4,381	5,148	(993)	1987	1987	360
Voorhees	Voorhees	NJ	1,121	4,295	5,416	(220)	2001	2001	360
Beth Page	Long Island	NY	2,434	7,507	9,941	(499)	2000	2000	360
Commack	Huntington	NY	3,461	6,319	9,780	(759)	1999	1999	360
Gold Street	Brooklyn	NY	1,194	5,598	6,792	(1,892)	1986	1940	360
Great Neck	Long Island	NY	438	2,898	3,336	(256)	1999	1929	360
Hempstead	Hempstead	NY	1,914	5,247	7,161	(463)	1999	1999	360
Melville	Long Island	NY	1,099	7,587	8,686	(810)	1998	1998	360
Nesconset	Long Island	NY	1,074	3,515	4,589	(285)	2000	2000	360
Northern Boulevard	Long Island City	NY	1,244	5,639	6,883	(1,851)	1987	1940	360
Utica	Brooklyn	NY	830	3,782	4,612	(1,334)	1986	1964	360
Van Dam	Long Island City	NY	760	3,534	4,294	(1,243)	1986	1925	360
Yonkers	Yonkers	NY	913	4,288	5,201	(1,510)	1986	1928	360
16th and Sandy	Portland	OR	479	2,017	2,496	(495)	1995	1973	360
Allen Blvd.	Beaverton	OR	525	2,191	2,716	(494)	1996	1973	360

Barbur Boulevard	Portland	OR	741	5,323	6,064	(1,559)	1995	1993	360
Beaverton	Beaverton	OR	216	980	1,196	(352)	1985	1974	360
Denny Road	Beaverton	OR	593	2,480	3,073	(765)	1989	1988	360
Division	Portland	OR	700	2,970	3,670	(913)	1996	1992	360
Gresham	Portland	OR	744	2,530	3,274	(606)	1996	1996	360
Hillsboro	Portland	OR	720	3,127	3,847	(715)	1996	1996	360
King City	Tigard	OR	511	2,170	2,681	(622)	1987	1986	360
Liberty Road	Salem	OR	749	2,508	3,257	(754)	1995	1993	360
Milwaukie	Milwaukie	OR	1,052	3,932	4,984	(1,147)	1996	1990	360
Oregon City	Portland	OR	571	2,737	3,308	(870)	1995	1992	360
Portland	Portland	OR	382	1,593	1,975	(493)	1988	1988	360
Salem	Salem	OR	574	2,601	3,175	(836)	1983	1979/81	360
Airport	Philadelphia	PA	799	3,513	4,312	(1,106)	1986	1985	360
Edgemont	Philadelphia	PA	975	5,323	6,298	(1,550)	1995	1992	360
Painter's Crossing	Philadelphia	PA	516	2,871	3,387	(474)	1998	1998	360
Valley Forge	Berwyn	PA	331	2,816	3,147	-	2002	2002	360
West Chester	West Chester	PA	-	4,583	4,583	(1,378)	1986	1980	360
Ashley River	Charleston	SC	851	4,239	5,090	(459)	2002	1999	360
Ballantyne	Fort Mill	SC	640	2,153	2,793	(216)	2002	1998	360
Charleston	Ladson	SC	403	3,453	3,856	(468)	2002	1999	360
Dave Lyle	Rock Hill	SC	487	2,595	3,082	(155)	2002	2000	360
Florence	Florence	SC	636	4,441	5,077	(678)	2002	1985	360
Garner's Ferry	Columbia	SC	1,071	2,809	3,880	(495)	2002	1988	360
Greenville (SC)	Greenville	SC	989	2,162	3,151	(640)	2002	1987	360
Rock Hill	Rock Hill	SC	415	2,063	2,478	(230)	2002	1998	360
Rosewood	Columbia	SC	317	-	317	-	2002		360
Shriners	Greenville	SC	431	2,564	2,995	(289)	2002	1998	360
Spartanburg	Spartanburg	SC	268	1,466	1,734	(427)	2002	1986	360
Sumter	Sumter	SC	268	2,020	2,288	(405)	2002	1986	360
Sunset	Lexington	SC	535	2,423	2,958	(166)	2002	1999	360
Woodruff Road (SC)	Greenville	SC	1,082	1,693	2,775	(333)	2002	1996	360
Bandera Road	San Antonio	TX	468	1,998	2,466	(639)	1988	1981	360
Bedford	Bedford	TX	408	1,765	2,173	(564)	1985	1984	360
Bee Caves Road	Austin	TX	626	4,504	5,130	(474)	1999	1999	360
Beltline	Irving	TX	414	1,999	2,413	(677)	1989	1985/86	360
Blanco Road	San Antonio	TX	801	3,356	4,157	(1,071)	1988	1989/91	360
Champions	Houston	TX	484	2,804	3,288	(440)	1998	1998	360
Cinco Ranch	Houston	TX	523	2,593	3,116	(344)	1999	1998	360
Cityplace	Dallas	TX	1,118	3,503	4,621	(429)	1999	1999	360
East Lamar	Arlington	TX	742	2,143	2,885	(520)	1996	1996	360
Federal Road	Houston	TX	552	2,364	2,916	(753)	1988	1988	360
First Colony	Missouri City	TX	427	2,183	2,610	(185)	2000	1994	360
Forum 303	Arlington	TX	273	1,247	1,520	(417)	1986	1984	360
Fredericksburg Road	San Antonio	TX	645	2,871	3,516	(906)	1987	1978/82	360
Georgetown	Austin	TX	403	1,717	2,120	(393)	1997	1996	360
Greenville	Dallas	TX	768	3,212	3,980	(572)	1998	1998	360
Helotes	San Antonio	TX	493	2,251	2,744	(194)	2000	2000	360
Henderson Pass	San Antonio	TX	1,386	2,316	3,702	(403)	1998	1995	360
Henderson Street	Fort Worth	TX	338	3,777	4,115	(408)	1999	1999	360
Highway 26	Hurst	TX	527	2,800	3,327	(152)	2001	2001	360
Highway 78	San Antonio	TX	392	1,582	1,974	(272)	1998	1997	360
Hill Country Village	San Antonio	TX	679	2,866	3,545	(917)	1985	1982	360
Hillcroft	Houston	TX	-	3,689	3,689	(1,165)	1991	1988	360
Hurst	Hurst	TX	363	1,582	1,945	(493)	1987	1974	360
Imperial Valley	Houston	TX	461	2,014	2,475	(643)	1988	1987	360
Irving	Irving	TX	314	1,335	1,649	(410)	1985	1975/84	360
Kingwood	Kingwood	TX	525	2,851	3,376	(835)	1988	1988	360
Lakeline	Austin	TX	748	3,440	4,188	(205)	2001	2001	360
Las Colinas	Irving	TX	491	3,139	3,630	(237)	2000	2000	360
Lewisville	Dallas	TX	434	2,556	2,990	(573)	1997	1997	360
MacArthur	Irving	TX	359	1,699	2,058	(522)	1985	1975/84	360
McArthur Crossing	Irving	TX	746	2,978	3,724	(753)	1996	1996	360
Medical Center (TX)	Houston	TX	737	3,255	3,992	(1,160)	1989	1989	360
Medical Center SA	San Antonio	TX	667	2,737	3,404	(216)	1998	1999	360
Mission Bend	Houston	TX	653	2,751	3,404	(637)	1995	1995	360
Nacodoches	San Antonio	TX	381	2,899	3,280	(445)	1998	1996	360
North Austin	Austin	TX	609	2,564	3,173	(789)	1986	1982	360
North Carrollton	Carrollton	TX	627	2,746	3,373	(276)	2000	1999	360
North Park	Kingwood	TX	549	2,192	2,741	(187)	2000	1996	360
Oak Farm Dairy	Houston	TX	2,652	3,344	5,996	(380)	1999	1999	360
Oak Hills	Austin	TX	149	3,526	3,675	(412)	1999	1999	360
Oltorf	Austin	TX	-	3	3	-	2002	2002	360
Olympia	Missouri City	TX	498	2,894	3,392	(219)	1998	1999	360
Park Cities East	Dallas	TX	1,017	2,941	3,958	(732)	1995	1995	360
Parker Road	Dallas	TX	809	2,216	3,025	(548)	1995	1995	360
Preston Road	Dallas	TX	703	2,878	3,581	(618)	1997	1997	360
Quarry	San Antonio	TX	488	3,700	4,188	(525)	1999	1999	360
River Oaks	Houston	TX	2,177	7,839	10,016	(2,231)	1996	1989	360
Round Rock	Austin	TX	386	1,649	2,035	(390)	1997	1995	360
San Antonio NE	San Antonio	TX	406	1,758	2,164	(565)	1985	1982	360
Slaughter Lane	Austin	TX	592	2,435	3,027	(557)	1997	1994	360
South Cooper	Arlington	TX	632	2,629	3,261	(609)	1996	1996	360

South Main	Houston	TX	392	1,126	1,518	(100)	2000	1999	360
Southlake	Dallas	TX	670	2,968	3,638	(437)	1998	1998	360
Sugarland	Sugarland	TX	761	3,104	3,865	(959)	1988	1987	360
T.C. Jester	Houston	TX	903	4,089	4,992	(875)	1996	1990	360
Thousand Oaks	San Antonio	TX	421	1,767	2,188	(575)	1986	1987	360
Universal City	San Antonio	TX	169	1,633	1,802	(504)	1995	1985	360
Valley Ranch	Coppell	TX	791	3,214	4,005	(709)	1997	1995	360
West University	Houston	TX	1,121	4,629	5,750	(1,434)	1989	1988	360
Westchase	Houston	TX	351	2,637	2,988	(224)	2000	1998	360
Westheimer	Houston	TX	611	2,541	3,152	(780)	1986	1977	360
Windcrest	San Antonio	TX	626	2,958	3,584	(614)	1996	1975	360
Woodforest	Houston	TX	538	2,269	2,807	(507)	1996	1996	360
Woodlands	Houston	TX	737	3,281	4,018	(1,031)	1988	1988	360
Bayside	Virginia Beach	VA	236	1,260	1,496	(364)	1988	1984	360
Burke	Fairfax	VA	634	2,615	3,249	(595)	1996	1984	360
Burke Centre	Burke	VA	1,035	3,304	4,339	(169)	2001	1983	360
Burke Ctr. Bus. Park	Fairfax	VA	-	1,476	1,476	-	2001	1983	360
Cascades	Sterling	VA	2,292	3,704	5,996	(565)	1998	1998	360
Cedar Road	Chesapeake	VA	295	1,321	1,616	(385)	1994	1989	360
Charlottesville	Charlottesville	VA	305	1,339	1,644	(430)	1994	1984	360
Chesapeake	Chesapeake	VA	454	1,893	2,347	(426)	1996	1986	360
Crater Road	Petersburg	VA	224	978	1,202	(305)	1994	1987	360
Dale City	Dale City	VA	346	1,772	2,118	(507)	1994	1986	360
Fairfax	Fairfax	VA	1,414	6,602	8,016	(1,951)	1986	1980	360
Falls Church	Falls Church	VA	1,413	6,186	7,599	(1,801)	1987	1988	360
Fordson	Alexandria	VA	324	3,114	3,438	(100)	2002	1984	360
Fullerton	Springfield	VA	1,139	4,363	5,502	(154)	2001	1983	360
Gainesville	Gainesville	VA	245	1,082	1,327	(350)	1994	1988	360
Herndon	Herndon	VA	582	2,552	3,134	(848)	1988	1985	360
Holland Road	Virginia Beach	VA	204	965	1,169	(326)	1994	1985	360
Jeff Davis Hwy	Richmond	VA	306	1,318	1,624	(401)	1994	1990	360
Kempsville	Virginia Beach	VA	279	1,237	1,516	(368)	1989	1985	360
Laskin Road	Virginia Beach	VA	305	1,340	1,645	(424)	1994	1984	360
Leesburg	Leesburg	VA	541	2,222	2,763	(499)	1996	1986	360
Manassas E. & W.	Manassas	VA	654	3,015	3,669	(993)	1988	1984	360
McLean	McLean	VA	-	3,640	3,640	(712)	1997	1997	360
Merrifield	Fairfax	VA	3,192	5,323	8,515	(531)	1999	1999	360
Midlothian Turnpike	Richmond	VA	646	2,677	3,323	(600)	1996	1984	360
Newport News North	Newport News	VA	574	2,546	3,120	(567)	1996	1986	360
Newport News. S	Newport News	VA	496	2,354	2,850	(711)	1985/92	1985	360
North Richmond	Richmond	VA	344	1,492	1,836	(483)	1988	1984	360
Old Towne	Alexandria	VA	2,036	7,371	9,407	(779)	1999	1999	360
Potomac Mills	Potomac Mills	VA	1,122	3,439	4,561	(579)	1997	1997	360
Princess Anne Rd.	Virginia Beach	VA	305	1,312	1,617	(388)	1994	1985	360
S. Military Highway	Virginia Beach	VA	289	1,453	1,742	(338)	1996	1984	360
Telegraph	Lorton	VA	441	2,036	2,477	(72)	2001	2001	360
Temple Avenue	Petersburg	VA	297	1,310	1,607	(410)	1994	1989	360
Virginia Beach	Virginia Beach	VA	502	2,283	2,785	(701)	1989	1985	360
Auburn	Auburn	WA	760	2,911	3,671	(738)	1996	1996	360
Bellefield	Bellevue	WA	957	4,039	4,996	(878)	1996	1978	360
Bellingham	Bellingham	WA	601	2,532	3,133	(781)	1981	1981	360
Bremerton	Bremerton	WA	563	2,324	2,887	(431)	1997	1976	360
Burien	Seattle	WA	646	2,858	3,504	(912)	1985	1974	360
Burien II	Seattle	WA	388	1,760	2,148	(558)	1985	1979	360
Canyon Park JV	Bothell	WA	1,023	3,185	4,208	(1,231)	1996	1990	360
Canyon Rd.	Puyallup	WA	234	1,052	1,286	(227)	1996	1986	360
Capitol Hill	Seattle	WA	839	5,366	6,205	(2,557)	1987	1988	360
Corporate Office	Seattle	WA	4,213	23,677	27,890	(12,540)	1998	1998	360
E. Bremerton	Bremerton	WA	576	2,446	3,022	(549)	1996	1985	360
East Lynnwood	Lynnwood	WA	482	2,447	2,929	(707)	1986	1978	360
Edmonds	Edmonds	WA	1,190	5,016	6,206	(1,528)	1984	1974/75	360
Everett	Everett	WA	512	2,754	3,266	(780)	1981	1978	360
Factoria	Bellevue	WA	580	2,412	2,992	(745)	1984	1984	360
Factoria Square	Bellevue	WA	1,226	5,031	6,257	(1,105)	1996	1989	360
Federal Way	Federal Way	WA	862	3,682	4,544	(1,134)	1984	1975	360
Gig Harbor	Gig Harbor	WA	1,059	876	1,935	(123)	1999	1980	360
Hazel Dell	Vancouver	WA	1,087	2,972	4,059	(905)	1996	1989	360
Highland Hill	Tacoma	WA	592	2,510	3,102	(745)	1981	1982	360
Interbay	Seattle	WA	952	3,987	4,939	(1,230)	1987	1988	360
Issaquah	Issaquah	WA	615	2,621	3,236	(848)	1985	1986	360
Juanita	Kirkland	WA	877	4,469	5,346	(397)	1998	1999	360
Kennydale	Renton	WA	816	3,423	4,239	(739)	1996	1991	360
Kent	Kent	WA	543	2,316	2,859	(448)	1997	1977	360
Lacey	Olympia	WA	185	1,122	1,307	(205)	1997	1977	360
Lake City	Seattle	WA	572	2,657	3,229	(971)	1995	1987	360
Lake Union	Seattle	WA	2,956	6,080	9,036	(2,050)	1998	1998	360
Lakewood 512	Tacoma	WA	920	3,927	4,847	(1,168)	87/88/91	1979/81	360
Lynnwood	Lynnwood	WA	757	3,303	4,060	(620)	1997	1979	360
Mill Creek	Everett	WA	627	4,314	4,941	(584)	1998	1998	360
North Spokane	Spokane	WA	581	3,650	4,231	(866)	1984	1976	360
Parkland	Tacoma	WA	391	1,704	2,095	(332)	1997	1980	360
Pier 57	Seattle	WA	872	4,756	5,628	(669)	1986	1912	360

  These properties are encumbered through one mortgage loan totaling $66.3 million.

  These properties were acquired through a lease of the building and land.

  These properties are encumbered through one mortgage loan totaling $14.7 million.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

Shurgard Storage Centers, Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Shurgard Storage Centers, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 16. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shurgard Storage Centers, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Seattle, Washington

February 21, 2003

(March 11, 2003 as to Note W)

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Information regarding the Registrant's executive officers called for by Part III Item 10 is set forth in Item I of Part I herein under the caption "Executive Officers of the Registrant." Information regarding directors of the Company and Section 16 reporting is set forth in our proxy statement for the annual meeting of shareholders to be held May 13, 2003, and is incorporated herein by reference.

Item 11 - Executive Compensation

Information regarding executive compensation is set forth in our proxy statement for the annual meeting of shareholders to be held May 13, 2003, and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is set forth in our proxy statement for the annual meeting of shareholders to be held May 13, 2003, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002, regarding shares outstanding and available for issuance under the Company's existing stock option plans:

  Includes the 1993 Stock Option Plan approved by the shareholders at the 1993 Annual Meeting held on July 24, 1993, the 1995 Long-Term Incentive Plan approved by the shareholders at the 1995 Annual Meeting held July 26, 1995, and the 2000 Long-Term Incentive Plan approved by the shareholders at the 2000 Annual Meeting held May 9, 2000, and as amended at the Annual Meeting held May 14, 2002.

Item 13 - Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth in our proxy statement for the annual meeting of shareholders to be held May 13, 2003, and is incorporated herein by reference.

Item 14 - Disclosure Controls

INTERNAL CONTROLS

(a) Within 90 days prior to the date of this report, the Corporation carried out an evaluation - under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer - of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-5. Based on that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

PART IV

Item 16 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

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
10.19

Second Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., Bank of America, N.A., Key Bank National Association, U.S. Bank National Association, and LaSalle Bank National Association, dated September 30, 1999. (Exhibit 10.1)(19)

10.20

First Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of America, N.A., Key Bank National Association, U.S. Bank National Association, and LaSalle Bank National Association, dated September 30, 1999(20)

10.21

Second Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of America, N.A., Key Bank National Association, U.S. Bank National Association, LaSalle Bank National Association, The Bank of Nova Scotia, and Bank One, dated December 16, 1999(20)

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
10.41

First Amendment to Third Amended and Restated Loan Agreement among Shurgard Storage Centers, inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. dated November 27, 2001

10.42

Agreement and plan of merger by and among Shurgard Storage Inc. ("Shurgard") SSCI Minnesota Corporation ("Merger Subsidiary") and Two S Properties, Inc., Three S Properties, Inc., Superior Storage I, LLC, Superior Storage II, LLC, Superior Woodbury, LLC (collectively, the "Companies") and the revocable Trust of Gerald A. Schwalbach, the revocable Trust of Patrick L. Stotesbery (collectively, the "Trusts"), and Gerald A. Schwalbach, Patrick L. Stotesbery dated March 10, 2003.

10.43

Securities Purchase Agreement, SSC Benelux Inc. as Buyer, SSC General Partner (Guensey) Limited and SSC Partner (Guernsey) Limited as Seller, and Credit Suisse First Boston Europe (Limited) as date March 10, 2003.

12.1	Statement Re: Computation of Earnings to Fixed Charges**
21.1	Subsidiaries of the Registrant**
23.1	Consent of Deloitte & Touche LLP
99.1	Certification CEO
99.2	Certification CFO

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 13th day of March 2003.

SHURGARD STORAGE CENTERS, INC.

By: /s/  Harrell L. Beck

Harrell L. Beck

Senior Vice President

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 13th day of March 2003.

CERTIFICATIONS*

I, Charles K. Barbo, Chairman, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Shurgard Storage Centers, Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Charles K. Barbo______________________
Charles K. Barbo
Chief Executive Officer

CERTIFICATIONS*

I, Harrell Beck, Senior Vice President, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Shurgard Storage Centers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Harrell Beck_______________________
Harrell Beck
Chief Financial Officer