Form 10-Q
period 2003-03-31
SHURGARD STORAGE CENTERS INC
filed 2003-05-20
CIK 906933

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Shares outstanding at May 6, 2003:

Class A Common Stock, $.001 par value, 36,014,426 shares outstanding

Shurgard Storage Centers, Inc.

Part I, Item 1: Unaudited Condensed Consolidated Balance Sheets

(Amounts in thousands except share data]

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except share data)

For the three months ended March 31, 2003	For the three months ended March 31, 2002 (as restated)
Revenue		
Real estate operations	$ 65,237	$ 58,432
Other	1,567	2,184
Total revenue	66,804	60,616
Expenses		
Operating	21,962	18,605
Depreciation and amortization	12,374	10,977
Real estate taxes	6,600	5,658
Loss from other real estate investments	577	364
General, administrative and other	2,421	2,277
Total expenses	43,934	37,881
Income from operations	22,870	22,735
Other Income (Expense)		
Interest		
Interest on loans	(9,430)	(8,080)
Amortization of participation rights discount	(279)	(1,771)
Unrealized (loss) gain on financial instruments	(1,033)	175
Interest income and other	1,971	428
Other income (expense), net	(8,771)	(9,248)
Minority interest	(172)	(172)
Income before income tax benefit	13,927	13,315
Income tax benefit	86	74
Net Income	$ 14,013	$ 13,389
Net income allocation		
Allocable to preferred shareholders	$ 2,974	$ 4,074
Allocable to common shareholders	11,039	9,315
	$ 14,013	$ 13,389
Net Income per Common Share:		
Basic earnings per share:	$ 0.31	$ 0.28
Diluted earnings per share:	$ 0.30	$ 0.28
Distributions per common share	$ 0.53	$ 0.52

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2003

(unaudited)

Note A - Basis of Presentation

Basis of presentation: The condensed consolidated financial statements include the accounts of Shurgard Storage Centers, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We consolidate the accounts of those subsidiaries or joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of assets. All investments in joint ventures that do not qualify for consolidation, but in which we exercise significant influence, are accounted for under the equity method and are included in other real estate investments.

European operations (Shurgard Self Storage, SCA) are not being consolidated, but are reported under the equity method. The joint venture agreement requires a vote of two thirds of the Board of Managers for all major decisions; however, we continue to exercise significant influence through our control of half of the seats on the Board of Managers.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our financial condition at March 31, 2003 and December 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The interim financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K/A.

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

Reclassification: Certain amounts from prior years have been reclassed to conform to current presentation.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement was effective for us beginning in 2003; adoption of this statement did not have any effect on our financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business (as previously defined in that Opinion). SFAS No.144 establishes a single accounting model, based on the framework established in SFAS No.121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No.121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No.144 was effective for us in 2002. The adoption of SFAS No.144 did not have a significant impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. We adopted SFAS No. 145 on January 1, 2003 and there has been no impact on our financial position, results or operation or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1 2003, and there was no impact on our financial position results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On December 31, 2002, we adopted the disclosure provisions of SFAS No. 148 and account for stock-based compensation under APB No. 25, therefore, SFAS No. 148 will have no effect on our financial position, results of operations or cash flows. The following table reflects proforma net income as if we had recognized stock-based compensation expense in accordance with SFAS No. 123. Proforma compensation expense is calculated using the Black-Scholes model with a dividend yield of 8.2%, an expected average option life of 5.3 years and a risk free interest rate of 2.78%.

In November 2002, FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end (see Note P).

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" for entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 becomes effective for entities created prior to February 1, 2003 beginning July 2003. It is reasonably likely that we will be considered the primary beneficiary of variable interest entities created prior to February 1, 2003, on adoption of FASB Interpretation No. 46, and therefore will be required to consolidate the assets and liabilities of these entities on adoption of FASB Interpretation No. 46, which will have a material effect on our balance sheet and results of operations (see Note M).

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends SFAS No. 133. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the effect of this statement on our balance sheet, results of operations and cash flows.

In May, 2003, the FASB has issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. We are currently evaluating the effect of this statement on our balance sheet, results of operations and cash flows.

Financing Arrangements

We account for sales of certain storage centers in which we have continuing involvement as financing arrangements (see Note D).

Earnings Per Share

For computing basic earnings per share, weighted average shares outstanding for the three months ended March 31, 2003 and 2002 were 35,877,683 and 32,936,949, respectively. For computing diluted earnings per share, weighted average shares outstanding for the three months ended March 31, 2003 and 2002 were 36,300,618 and 33,785,319, respectively (see Note L).

Note B - Lines of Credit

We have an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants and guarantees under certain tax retention operating leases. At March 31, 2003, there was no outstanding balance on the line of credit and the current available amount was $78.1 million.

Note C - Notes Payable

On March 19, 2003, we issued $200 million, (net proceeds of $197.9 million) in senior unsecured notes that are ten-year notes bearing interest at 5.875% that are due 2013. The notes require semi-annual interest payments due March 15 and September 15.

The maturities of debt principal over the next five fiscal years and thereafter are approximately $66.3 million in 2003, $50.0 million in 2004, $21.4 million in 2005, $2.6 million in 2006, $50.0 million in 2007, and $451.1 million in 2008 and thereafter. Each of these notes contains covenants that require us to submit financial information and maintain certain financial ratios. Debt of $141.4 million is secured by storage centers with a net book value of $315.5 million. As of March 31, 2003, we were in compliance with all debt covenants.

Note D - Participation Rights

In May 2000, we formed a joint venture, CCP/Shurgard Venture, LLC ("CCP/Shurgard"), with an affiliate of JP Morgan Partners. Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint venture. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our 20% legal interest). We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. As a result of this option or put, we have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partners' share of the estimated option purchase price. The discount is amortized over the term of the related agreement. As of March 31, 2003, we include the operations of 21 storage centers owned through the joint venture in our financial statements. These properties are subject to $66.3 million in mortgage debt. The storage centers, mortgage notes payable, and other related assets and liabilities of the joint venture are included in our Condensed Consolidated Balance Sheets, and the related revenue and expenses of these properties are included in our Condensed Consolidated Statements of Net Income.

The following table summarizes the estimated liability for participation rights and the related discount:

Note E - Storage Centers

Buildings and equipment are presented net of accumulated depreciation of $287.1 million and $274.8 million as of March 31, 2003 and December 31, 2002, respectively.

Note F - Acquisitions

On June 26, 2002 we acquired a 74% membership interest in Morningstar Storage Centers, LLC (Morningstar) for $62 million in order to expand our market presence in the North and South Carolina area. The results of Morningstar's operations have been included in our consolidated financial statements since that date. Morningstar operates and owns, directly or indirectly, 40 existing self-storage properties in North and South Carolina, including seven sites with pre-identified expansion opportunities and nine sites with continued development potential. In addition, we have entered into an agreement with certain of the members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by Morningstar and the properties to be developed in the joint ventures will be managed by the members of Morningstar through an affiliated entity.

This acquisition was accounted for as a purchase transaction. Assets and liabilities are recorded at book value plus 74% of the difference between book value and fair market value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

The following table summarizes unaudited pro forma results of operations for the three month periods ending March 31, 2002 as if the acquisition had taken place at the beginning of that period.

Note G - Shareholders Equity

During the first three months of 2003, we issued 10,547 shares of Class A Common Stock in connection with our Dividend Reinvestment Plan and 47,925 shares were issued in connection with the exercise of employee stock options and the Employee Stock Purchase Plan. Additionally, 4,900 shares of restricted stock were granted to officers, key employees, and directors.

Note H - Derivative Financial Instruments and Other Comprehensive Income

SFAS No.133 requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Changes in the fair value of derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are recognized in earnings.

For the three months ended March 31, 2003, other liabilities increased $665,000, and other comprehensive loss increased $365,000. For the three months ended March 31, 2002, other assets decreased $43,000, other liabilities decreased $802,000, and other comprehensive loss increased $579,000. For the three months ended March 31, 2003, we recorded an unrealized loss of $1.0 million, and for the three months ended March 31, 2002, we recorded an unrealized gain of $175,000. Total accumulated other comprehensive loss was $1.5 million as of March 31, 2003. Total comprehensive income is $13.6 million and $14.0 million for three months ended March 31, 2003 and 2002, respectively.

Note I - Income Taxes

In June 2001, we purchased the minority interest shares of STG, a taxable REIT subsidiary, and began consolidating the assets and liabilities of STG as of that date. In addition, we began operations for Shurgard TRS, a taxable REIT subsidiary, in 2002, which includes Shurgard Preferred Partners, Storage Line Management and SS Income Plan. STG has also been merged into Storage To Go, LLC, a wholly-owned subsidiary of Shurgard TRS. The income tax benefit, calculated at the statutory rate of 34%, consists primarily of a deferred tax benefit due to net operating losses. The components of deferred tax assets for Shurgard TRS at March 31, 2003 are included in the table below. As of March 31, 2003, no valuation allowance had been established as we believe the realization of deferred tax assets is more likely than not..

Note J - Lease Obligations

We lease certain parcels of land and buildings under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

Note K - Exit Costs

In December 2001, the Board of Directors approved an exit plan to discontinue the operations of STG in the Atlanta and Southern California markets. In connection with this decision, we accrued incremental costs expected to be incurred during the closing of the warehouses of $4.1 million in the fourth quarter of 2001. These costs consisted of lease termination fees for warehouses and equipment, severance packages, charges to prepaid expenses, estimated loss on sale of containers and estimated customer relocation costs during closing totaling $2.4 million, as well as impairment losses on certain assets and goodwill of an additional $1.7 million. The following table summarizes costs incurred since January 2002 which have been applied to this accrual:

Note L - Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three months ended March 31, 2003 and 2002.

Note M - Variable interest entities

Tax Retention Operating Leases

In February 2001, we executed an agreement with a third party, SCT, to enter into up to $250 million in tax retention operating leases in connection with the line of credit discussed in Note B. Most of our development projects since that time have been developed by this third party and leased through this facility. Under the related agreements, we function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we exercise our options, the purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the third party at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we have no legal ownership in these properties. As of March 31, 2003, the third party has 35 operating or under development storage centers and has one additional completed storage center subleased to a third party. The lease term for these properties begins on the third party's acquisition of the land and/or property. Rent commences under the lease on completion of construction and equals 85% of the storage center's positive monthly net operating income. For the three months ended March 31, 2003 and 2002, we paid $144,000 and $4,000, respectively, in lease payments on these properties. During the fourth quarter of 2002, we exercised our option on three properties for a total cost of $14.2 million. During the first quarter of 2003, we exercised our option on two properties for $11.9 million and in April, we exercised our option on six additional properties for $23.5 million. As of March 31, SCT has total assets of $156.6 million consisting of storage centers, both operating and under construction, and liabilities of $159.0 million that consists primarily of SCT's line of credit. In connection with these leases, our maximum exposure to loss is our liability for contingent residual lease guarantees totaling $136.2 million as of March 31, 2003.

European Partnership

Recom & Co SNC (Recom) is a Belgian partnership in which we, our European operating partners and certain Shurgard Europe employees have ownership interests. Our interests and those of Recom and some of our European partners reflect fully diluted equity interests, after taking into account the exercise of warrants as described below. Recom holds a 53.83% interest in Shurgard Europe as described below. We own a 9.11% interest in Recom and our European operating partners and an entity comprised of some Shurgard Europe employees own collectively a 1.24% interest. The remaining 89.65% interest is held by a trust funded by a commercial banking group through which Recom has established a $168.5 million credit facility. As a general partner of Recom, we are contingently liable for repayment of any amounts outstanding under the credit facility in the event of default. Balances under the credit facility are unsecured, bear interest at LIBOR plus 1.5% (plus certain additional costs) and mature on June 21, 2003. The loan contains customary affirmative and negative lending covenants and default provisions that apply to us, our other Recom partners and Shurgard Europe and could be due prior to maturity in the event of default by us or them in our or their separate indebtedness. Recom is managed by one of our European operating partners who is responsible for day to day operations. Any significant capital commitment or any sale of assets requires unanimous approval of all partners. We, our European operating partners and some of the Shurgard Europe employees have the right to increase our respective equity interests in Recom, pro rata in proportion to our existing ownership interest, by purchasing additional shares at a Euro fixed price. For example, if we and these partners were to purchase additional interests to provide capital for repayment of the credit facility balance at March 31, 2003, our interest would increase to 87.65%. If we were the only party to purchase additional interests for this purpose, our interest would increase to 99.58%. One of our European operating partners has an option, exercisable in June 2003, to purchase the trust's interest in Recom identified above for a fixed price and is subject to a put option held by the trust, exercisable also in June 2003, with respect to the same interest at the same price.

Recom has total assets of $153.1 million and total liabilities of $152.2 million of which we are contingently liable for $150.6 million. Recom's assets include investment in Shurgard Europe of $18.4 million, a loan to Shurgard Europe of $134.1 million and other assets of $0.6 million. Our maximum exposure to loss would be our contingent liability as general partner which totaled $150.6 million at March 31, 2003.

Upon adoption of FASB Interpretation No. 46, it is reasonably likely that we will be considered the primary beneficiary of Recom and SCT, and that we will have to consolidate the assets and liabilities of these entities into Shurgard's financial statements as of July 1, 2003.

Other joint ventures

We operate 29 properties in unconsolidated joint ventures that have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. As of March 31, 2003, these joint ventures have total assets of $100.2 million and total liabilities of $69.7 million. We have guaranteed debt of $15.1 million related to these joint ventures. Our maximum exposure to loss is $41.0 million, the total of these guarantees and the net book value of our investment which was $25.9 million at March 31, 2003.

Shurgard Europe is a Belgian joint venture in which we own 2.66%, four unaffiliated institutional investors own 43.26%, our European operating partners own .25% and Recom owns 53.83%. Our European operating partners are European entrepreneurs who worked with us in 1995 to establish the European operations and who joined us as original investors at that time. The four institutional investors, consisting of European and U.S. banking, insurance and real estate institutions, acquired their interests in October 1999 through a commitment to invest 122 million Euro in the joint venture. On February 27, 2001, the joint venture obtained commitments from all of its owners to invest an additional 28 million Euro. The commitments were made pro rata and, therefore, did not alter the percentage ownership of the parties. At March 31, 2003, Shurgard Europe had drawn on 122 million Euro of the initial commitment from the institutional investors and had not yet drawn on any of the additional February 2001 commitment.

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

Shurgard Europe has total assets of $582.3 million and total liabilities of $540.8 million including $51.3 million in bonds payable to us and a $134.1 million note payable to Recom. Our maximum exposure to loss is the balance of the bonds payable to us of $51.3 million at March 31, 2003.

We are currently evaluating the joint ventures and Shurgard Europe on an entity by entity basis to determine if they meet the criteria to be classified as a variable interest entity under FASB Interpretation No. 46. Based on completing the preliminary steps of this evaluation, some or all of these entities may be consolidated in our financial statements beginning July 1, 2003.

Note N - Related Party Transactions

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe redeemable December 31, 2004. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $75 million. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, on paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 100 basis points of the undrawn amount payable in arrears on an annual basis. These fees are being recognized as revenue using the effective interest method over the extended term of the bonds. It is our intent to hold these bonds to maturity. As of March 31, 2003, $49.0 million of bonds had been issued to us under this commitment and $2.3 million in additional bonds have been issued for accrued interest. We have recorded $1.7 million in interest income for the three months ended March 31, 2003. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes.

We provide property management services to affiliates including marketing, maintenance, management information systems, access to our call center and management of on-site personnel. Management fees from related parties were $159,000 and $98,000 for the three months ended March 31, 2003 and 2002, respectively.

Note O - Segment Reporting

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

Using the definition of Same Stores and New Stores described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Stores to Same Stores over time. The following tables illustrate the results using the 2003 Same Stores and New Stores base for reportable segments as of and for the three months ended March 31, 2003 and 2002. Same Stores includes all stores acquired prior to January 1, 2002, and domestic developments opened prior to January 1, 2001. New Stores represent all stores acquired on or after January 1, 2002, and domestic developments opened on or after January 1, 2001:

The following table reconciles the reportable segments real estate operations revenue per the table above to consolidated total revenue for the three months ended March 31, 2003 and 2002.

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months ended March 31, 2003 and 2002:

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months ended March 31, 2003 and 2002.

Note P -Contingent Liabilities and Commitments

We are a defendant in litigation filed on June 17, 2002, in the Superior Court of California for Orange County styled as Gary Drake v. Shurgard Storage Centers, Inc. et al (Case No. 02CC00152). The complaint alleges that we misrepresent the size of our storage units, seeks class action status and seeks damages, injunctive relief and declaratory relief against us under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. The Court recently ruled that the class of potential members in this lawsuit is limited to California customers of the Company. No class has yet been certified. We do not currently believe that the outcome of this litigation will have a material adverse effect on our financial position or results of operations. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We intend to vigorously defend this action.

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

Note Q - Subsequent Events

On March 11, 2003, we entered into an Agreement and Plan of Merger for the acquisition of five entities owning 19 self storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage. As consideration in the transaction, we will issue 3,050,000 shares of common stock at closing and have agreed to issue an additional 50,000 shares if the properties meet certain revenue targets prior to the end of 2005. The shares will be issued pursuant to a Form S-4 registration statement to be filed with the Securities and Exchange Commission. The transaction is subject to the approval of the entities' existing equity owners. In connection with the execution of the merger agreement, equity owners holding more than a majority of the voting securities of the entities have agreed to vote in favor of the transaction. We anticipate closing the merger during the second quarter of 2003. The transaction will be accounted for as a purchase in accordance with FASB 141.

On April 30, 2003, through our wholly owned subsidiary SSC Benelux, Inc, we acquired an additional 10.6% ownership interest in Shurgard Self Storage SCA (Shurgard Europe) through a Securities Purchase Agreement with SSC General Partners (Guernsey) Limited and SSC Partner (Gurnsey) Limited and Credit Suisse First Boston Europe (Limited) (collectively "CSFB"), for 45 million Euro ($49.7 million at April 28, 2003). CSFB is one of four institutional joint venture partners who, together with us and our European operating partners own Shurgard Europe.

On April 24, 2003, we entered into a Purchase and Sale Agreement to acquire the General Partner Interest in Shurgard Institutional Fund LP II for $1.6 million. This transaction will increase our ownership of Shurgard Institutional II from 99% to 100%. Of the $1.6 million total purchase price, $784,000 was paid to an officer of the company for his partnership interest.

Note R - Restatement

Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, the company determined that a transaction entered into in August 2001 to mitigate the risk of interest rate fluctuations related to various options at the end of its Tax Retention Operating Lease transaction did not qualify for hedge accounting treatment.(See Note M) This transaction was originally accounted for as a hedge of the forecasted transaction and changes in the estimated fair value of the derivative instrument were recorded in Other Comprehensive Income rather than in earnings. As a result, the accompanying consolidated financial statements for the three months ended March 31, 2002 have been restated. A summary of the significant effects of the restatement is as follows (in thousands):

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for the three months ended March 31, 2002. See Note R to the unaudited condensed consolidated financial statements for a discussion of this matter.

When used in this discussion and elsewhere in this Annual Report on Form 10-Q, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. Actual results may differ materially due to uncertainties including the risk that changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, the risk that new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, and the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses, and the risk that tax law changes may change the taxability of operating and construction expenses, and the risk that tax law changes may change the taxability of future income and increases in interest rates may increase the cost of refinancing long term debt, and our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism, and our interest in Shurgard Europe may be adversely impacted if that entity is unable to complete formation and funding of its contemplated development joint ventures. We may also be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain existing financial and joint venture structures of the company. Other factors that could affect our financial results are described below and in Item 1 (Business) of Annual Report on Form 10-K/A. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

Derivatives: We account for derivative instruments and hedging activities in accordance with SFAS No. 133, as amended. SFAS No. 133, as amended, requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and subsequently recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Changes in the fair value of derivative instruments not designated as hedging instruments are recognized in earnings. We evaluate the effectiveness of derivatives at inception and on a quarterly basis for those hedges that do not qualify for the use of the short-cut method. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. The changes in the fair value of the derivative instruments may materially affect net income.

Financing arrangements: We accounted for sales of certain storage centers in which we have continuing as financing arrangements (See Note D to our Condensed Consolidated Financial Statements). We use the effective interest rate method using estimated future cash flows in determining the amortization of participation rights. This estimate is evaluated each period and is sensitive to both amount and timing of cash flows and projected purchase price. Estimated amount and timing of distributions is based on projected property operating cash flows. Estimated amount and timing of purchase price is based on projected stabilized net operating income and our estimate of when each property will reach stabilization. We periodically re-evaluate our estimate of the option price, the projected timing of our joint venture partner's exercise of their put option and the related expected cash flows. Changes are accounted for as a change in estimate, affecting gross participation rights and subsequent amortization of participation rights.

Deferred tax asset: Shurgard TRS Inc. (Shurgard TRS), a wholly owned subsidiary, is a taxable REIT subsidiary and is subject to corporate level tax. Storage To Go (STG), Shurgard Preferred Partners, SS Income Plan and Storage Line Management are wholly owned subsidiaries of Shurgard TRS. These entities have accumulated tax losses primarily attributable to net operating loss carry forwards from STG that will expire beginning in 2017, temporary differences in fixed assets and operating losses (See Note I to our Condensed Consolidated Financial Statements). When determining the necessary amount, if any, of valuation allowance on the deferred tax asset, we estimate projected future taxable income from all sources to determine whether it is more likely than not that we will realize the tax asset in its entirety. No valuation allowance has been recorded for 2002 or 2003 as we believe realization of the deferred tax asset is more likely than not.

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

Same Stores

Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at March 31, 2003 and 2002.

__________

(1) Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2) Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

(3) Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense of $815,000 and $752,000 for three months ended March 31, 2003 and 2002, respectively.

(4) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store revenue in the first quarter increased 1.6% over the same quarter in 2002. Real estate operations revenue gains were a function of an increase in occupancy of one percentage point while rental rates remained flat. Increases in retail sales contributed approximately $160,000 to revenue increases from first quarter 2002 to first quarter 2003 and increases in late fees contributed approximately $100,000. As noted in our 2002 Annual Report on Form 10-K/A, we had experienced a decrease in demand during 2002, but had begun to see some encouraging signs in early 2003. These encouraging signs have continued to manifest themselves through increasing occupancy during the first quarter of 2003 while rates remained steady. Although we are still experiencing some downward pressure on rates due to competition and general economic factors, we believe that we are beginning to see some signs of recovery from the declines in rates and occupancies we had experienced in 2002. Additionally, we have enhanced our training programs for store management personnel which has resulted in improved abandonment and closing ratios by our sales and customer service representatives, and beginning in 2003 we have increased our store hours of operations to include Sundays. The additional move-ins on Sundays have also contributed to our occupancy increases.

Direct property operating expenses increased 8.0% in 2003 as compared to 2002 primarily due to increases in personnel, repairs and maintenance and utilities. During the first quarter of 2003, we incurred higher than expected repairs and maintenance costs particularly in the northeast region due to snow removal expenses which were nearly $200,000 higher than the first quarter of 2002. Additionally, the Sunday openings, as well as an increase in wages for store employees based on successful completion of sales training, have resulted in increased personnel expenses. By the end of March 2003, approximately 85% of our stores were open seven days a week. Despite this increase in expenses, we expect to meet our projected goals for Same Store NOI for 2003.

After the 2.4% decrease in indirect operating and leasehold expenses, NOI after indirect operating and leasehold expense decreased 1.2% for the first quarter of 2003 compared to 2002. The decrease in indirect operating expense is the result of spreading certain fixed costs over a larger number of stores. Our definition of indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting.

New Stores

Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. The following table summarizes New Store operating performance as defined at March 31, 2003 and 2002.

(1) Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2) Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

(3) Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense for each of the categories as follows:

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

The following table summarizes our acquisition activity for 2002.

During 2002, we purchased four individual storage centers totaling 197,500 net rentable square feet for $9.0 million. These properties are in the following locations: two in Indiana, one in Maryland and one in Florida. The average occupancy of these stores is 78%. The March 2003 yield on these four storage centers is 10% (calculated as March 2003 NOI annualized divided by the purchase price).

Additionally, in 2002 we began leasing an additional four storage centers through the tax retention operating lease facility totaling 283,500 net rentable square feet. These properties are in the following locations: one in Indiana, one in California, one in Illinois and one in Florida. The average occupancy of these stores is 38%, which is below our projected stabilized occupancy as all of these stores were newly built and are still in rent-up. Although renting up slower than expected, we believe that general economic conditions are contributing to this and we still expect them to eventually reach projected returns.

On June 26, 2002, we purchased for $62 million a 74% interest in Morningstar which owns and operates 40 storage centers in North Carolina and South Carolina that consist of 3,097,000 net rentable square feet. The 40 existing storage centers include seven sites with pre-identified expansion opportunities and nine sites with continued development potential. We have also entered into an agreement with certain members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by the entity and the properties to be developed in the joint ventures will be managed by the members of Morningstar through an affiliated entity. Of the 40 stores, 16 stores are still in rent-up. Occupancy for these 40 stores is 73%. (See Note F to our Condensed Consolidated Financial Statements). We have a preferential return on this portfolio through June 2003 that is currently yielding us 8.4% (calculated as our preferred return divided by the purchase price).

Domestic Development

Our long-term growth plan includes development of new storage centers in markets in which we currently operate. This is primarily due to our focus on maintaining high quality standards and consistent building design to develop brand awareness. Implementation of this development strategy through early 2001 focused on internally financed projects developed primarily through development financing joint ventures. During 2002, we changed to a new method of implementing this growth strategy through build-to-suit, tax retention operating leases under which we have an option to purchase the related properties (see Tax Retention Operating Leases under OFF BALANCE SHEET ARRANGEMENTS).

The following table summarizes our domestic development activity from 2001 to 2003.

The storage center opened in the first quarter of 2003 was developed through the Tax Retention Operating Lease and opened in mid-March. Accordingly, March 2003 NOI is not a meaningful percentage of stabilized NOI at maturity.

We opened thirteen domestic storage centers during 2002. All but one of these stores was developed through the tax retention operating leases (see OFF BALANCE SHEET ARRANGEMENTS). Although these 2002 developments have an average occupancy of 41% after an average of 8 months of operations, we have experienced higher than expected personnel expenses due to expansion of store hours to include Sundays. Despite the increase in expenses, we believe that these efforts will have a positive impact on NOI throughout the rest of 2003. In addition, three of these stores have not reached their projected rate targets due to competition and general economic factors. As noted in our Same Store discussion, we have begun to see an upward trend in rates during the first quarter.

Of the thirteen stores opened in 2001, four of these were developed through the tax retention operating leases (See Tax Retention Operating Leases under OFF BALANCE SHEET ARRANGEMENTS), one was developed through our Florida joint venture, one was developed through our Oklahoma joint venture and the remaining seven were developed by Shurgard directly. The 2001 developments together generated $476,000 in NOI in the first three months of 2003. For the month of March 2003, these developments had NOI of $138,000, which represents 24% of projected monthly NOI at maturity, and averaged 65% occupancy after an average of 17 months of operations. Certain of these stores experienced higher than anticipated expenses in the first quarter for snow removal, utilities and marketing.

We typically target yields for developments at 11% to 12%. Yield is calculated as projected annualized NOI divided by the total invested cost. We can give no assurance that the projections noted above regarding the development projects will occur. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, increase more than projected. See Risk Factors in (Item 1) Business of our 2002 Annual Report on Form 10-K/A.

OWNERSHIP AND LEASING ARRANGEMENTS

We have various ownership and leasing arrangements with respect to properties included in our Same Store and New Store portfolios. The table below includes information as of and for the three months ended March 31, 2003 that identifies the proportion of Same Store and New Store results attributable to each of these various arrangements. The following tables include 100% of the cost, operating results and other information presented regardless of our percentage ownership interest in that property. Each of the categories presented is discussed in greater detail in sections following the table.

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

In order to provide a clear understanding of the portion of assets and earnings attributable to our ownership, the tables below represent our pro rata portion of gross book value, operating results and other information for our consolidated and unconsolidated joint venture properties. The difference between the following tables and the tables above is the portion of each amount that we do not own.

Wholly Owned or Leased

Substantially all of our storage centers are owned directly or through wholly owned subsidiaries. Additionally, as of March 31, 2003, we operate 15 properties that are subject to land or building leases requiring non-contingent rent payments.

Development Financing Joint Ventures

In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO, see FUNDS FROM OPERATIONS), we have pursued alternative financing options. In connection with this initiative, we formed a joint venture, CCP/Shurgard, in May 2000 with an affiliate of JP Morgan Partners. Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, on completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. As a result of this option or put, we have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partner's share of the estimated option purchase price. The discount is amortized over the term of the related agreement. As of March 31, 2003, we include the operations of 21 storage centers owned the joint venture in our financial statements. These properties are subject to $66.3 million in mortgage debt. We periodically re-evaluate our estimate of the option price, the projected timing of our joint venture partner's exercise of their put option and the related expected cash flows. Changes are accounted for as a change in estimate, reduced gross participation rights and subsequent amortization of participation rights.

The following is a summary of the participation rights balances at March 31, 2003 and December 31, 2002:

Consolidated Joint Ventures

We operate four storage centers owned through a joint venture with a California developer. Under our agreement with this developer, it purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers are purchased by a joint venture. Prior to such purchase, we have no ownership in the properties and accordingly, they are not included in any discussions in our operating results. The developer's interest in the joint venture is based on a predetermined formula and the fair value of the property at contribution. At March 31, 2003, we had guaranteed $21.4 million in outstanding debt for seven properties related to this agreement that are under construction or being operated by the California developer and have not been contributed to the joint venture.

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

At the time of the purchase of Morningstar, we entered into a management services agreement with Morningstar Property Management, LLC. They will manage the properties in North Carolina and South Carolina for a property management fee equal to the greater of $1,000 per property per month or 4.25% of the gross revenues of each property per month.

Unconsolidated Joint Ventures

The 29 properties in unconsolidated joint ventures have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures have assets with a gross book value of $104.5 million and debt of $66.2 million secured by the storage centers. Our pro rata ownership in the assets is $85.8 million and our pro rata interest in the debt of these joint ventures is $53.2 million, $15.1 million of which debt we have guaranteed.

Tax Retention Operating Leases

The following table summarizes the properties and obligations under these Tax Retention Operating Leases as of March 31, 2003.

  The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

  Includes amounts for which we have not yet been reimbursed as construction agent.

  We have subleased the operations of one property to a third party in which we have no ownership. Therefore, the operating results of this property are not included in our discussion of operating properties and has no impact on our operating results or financial position.
  We have subcontracted out the construction agent responsibilities for 2 of these properties to an affiliate.
  We have subcontracted out the construction agent responsibilities for 1 of these properties to an affiliate.

As of March 31, 2003 we leased 36 properties under a leasing arrangement (see Tax Retention Operating Leases under OFF BALANCE SHEET ARRANGEMENTS) that terminates in February 2005. Each lease includes a purchase option and a residual lease guarantee. As of March 31, 2003, we are operating 19 of these storage centers and have subleased the operations of one additional storage center to a third party. We are engaged as construction agent on 13 properties that are under construction with an additional 3 properties under construction for which we have subcontracted the construction management to an affiliate.

As of March 31, 2003, the 20 operating properties under the tax retention operating leases had total net rentable square feet of 1.1 million. These properties are performing in line with their expected budget after an average of ten months of operations. Excluding the one property subleased to a third party, for three months ended March 31, 2003 these properties had an average occupancy of 43%, with a rate of $9.23 per square foot.

In December 2002, we exercised our purchase option on three of the leased properties and in February, 2003, we exercised our option to purchase two additional properties. As a result, as of March 31, 2003 these stores are no longer included as TROL operating properties. During March 2003, these five properties generated $86,000 in NOI which represents 36% of projected monthly NOI at maturity. Excluding the one development property opened in March, the yield on these properties is projected to average 6.6% during 2003, as three of the four properties are still in rent-up. As of March 31, 2003, the four properties had an average occupancy of 69% and we anticipate that these properties will reach stabilization at varying times between mid 2003 and mid 2004.

During 2001 we entered into three interest rate swaps to mitigate the risk of interest rate fluctuations related to our various options at the end of the Tax Retention Operating Lease transaction. Although these derivative instruments meet our economic objectives, they do not qualify for hedge accounting under SFAS No. 133. These financial instruments are recorded on the Balance Sheet at estimated fair value and adjusted each period through earnings. As of March 31, 2003, our liability under the swaps is $13.6 million. For the three months ended March 31, 2003, we recorded an unrealized loss of $1.0 million, and for the three months ended March 31, 2002, we recorded an unrealized gain of $175,000.

European Operations

European Business Summary

European operations are conducted through Shurgard Self Storage, SCA (Shurgard Europe), a joint venture in which we have a combined 7.57% direct and indirect equity interest. At March 31, 2003, Shurgard Europe was operating in Belgium, Sweden, France, the Netherlands, the United Kingdom, Denmark and Germany.

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

Our net loss from European operations, including our interest in Recom & Co. (see OFF BALANCE SHEET ARRANGEMENTS), was $717,000 and $400,000 for the three months ended March 31, 2003 and 2002, respectively. These results are reported under Expenses as "Loss from Other Real Estate Investments" in our Consolidated Statement of Net Income. Our portion of losses before depreciation, including our interest in Recom & Co., was $421,000 and $201,000 for the three months ended March 31, 2003 and 2002, respectively. During 2003, we expect to increase our ownership interest to over 60% (See OFF BALANCE SHEET ARRANGEMENTS and Note Q to our Condensed Consolidated Financial Statements). The following tables include certain financial and operating information that illustrate the performance of Shurgard Europe. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

Summary of European Properties

  Total net rentable square feet and estimated total cost when all phases are complete.

The following tables are summary financial statements for Shurgard Europe:

(in thousands)

European Same Store Operations

The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined for the period ended March 31, 2003 and 2002.

  Amounts have been translated from local currencies using the average exchange rate for the first quarter of 2003 to the first quarter of 2002 comparison.

  Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.

  Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense of $283,000 and $244,000 for the three months ended March 31, 2003 and 2002, respectively.

  Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Real estate operations revenue increased 10.5% from the first quarter of 2002 to the first quarter of 2003 when translated at constant exchange rates. The increase in rental revenue for these stores is a result of a 7.5% increase in rates and a two percentage point increase in occupancy. Revenue growth in US dollars, when translated at the applicable average period rates, increased by 35.2% due to a change in currency exchange rates from the first quarter of 2002 to the same period in 2003. Decreases in indirect operating expense are the result of spreading certain fixed costs over more stores as our European network expands. The March 2003 yield for these stores was 11% (calculated as annualized March 2003 NOI after lease payments divided by the cost). Included in the Same Store table above are 25 stores that opened 2001 and were still in the rent-up stage during 2003. Excluding the impact of these stores, rental revenue increased 2%, occupancy decreased 5% and rental rates increased 7%, resulting in an NOI increase for the remaining 22 stores of 1%.

European Development

The following table summarizes European developments by country since 2001:

(dollars in millions)

(1) The actual completed cost of these projects are reported in U.S. dollars and could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See Item 1 Business -Risk Factors of our 2002 Annual Report on Form 10-K/A.)

The 24 storage centers that Shurgard Europe opened in 2002 have an estimated total cost of $138.3 million and will have net rentable square feet of 1.3 million when all phases are complete. The average occupancy at the end of March 2003 was 24% after an average of 6 months of operations. These storage centers generated $(0.9) million of NOI for the three months ended March 31, 2003.

The 25 storage centers opened in 2001 have an estimated total cost of $131.4 million and will have net rentable square feet of 1.3 million when all phases are complete. The average occupancy at the end of March 2003 was 53% after an average of 18 months of operations. These storage centers generated $0.9 million of NOI for the three months ended March 31, 2003. For the month of March 2003 theses stores generated $0.3 million in NOI which represents 18% of their stabilized NOI at maturity.

In addition to the above completed developments, Shurgard Europe currently has another eleven storage centers under construction. The following table summarizes European development projects in progress at March 31, 2003.

  The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See Item 1 Business - Risk Factors of our 2002 Annual Reports on Form 10-K/A)

Shurgard Europe has entered into an agreement with an equity source to form a 150 million Euro joint venture to acquire, develop and operate self-storage facilities in France, Germany, The Netherlands, Scandinavia and the United Kingdom. Under the terms of the agreement, the third party investor is expected to provide 80% of the equity and Shurgard Europe will provide the remaining 20% to develop approximately 30 new stores in Europe. The joint venture is in the process of finalizing the documentation for 90 million Euro of debt financing.

RELATED PARTY TRANSACTIONS

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe redeemable on December 31, 2004. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $75 million. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, on paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 100 basis points of the undrawn amount payable in arrears on an annual basis. These fees are being recognized as revenue using the effective interest method over the extended term of the bonds. It is our intent to hold these bonds to maturity. As of March 31, 2003, $49.0 million of bonds had been issued to us under this commitment and $2.3 million in additional bonds have been issued for accrued interest. We have recorded $1.7 million in interest income for the three months ended March 31, 2003. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes.

We provide property management services to affiliates including marketing, maintenance, management information systems, access to our call center and management of on-site personnel. Management fees from related parties were $159,000 and $98,000 for the three months ended March 31, 2003 and 2002, respectively.

CONSOLIDATED STATEMENT OF INCOME

Net income increased over the first three months of the prior year due to increases in interest income and other, a decrease from participation rights amortization, offset by an increase in interest on loans.

Real estate operations revenue rose from the first three months of the prior year as a result of factors discussed under SEGMENT PERFORMANCE. In addition to the expenses identified under SEGMENT PERFORMANCE, operating expenses include internal acquisition costs and development expenses related to discontinued efforts of $143,000 and $243,000, respectively. We incurred $289,000 and $1.0 million in expenses related to our role as construction agent for Storage Centers Trust (SCT) during the three months ended March 31, 2003 and 2002, respectively. Additionally, included in operating expenses are expenses related to operations of STG of $920,000 million and $865,000 for the period ending March 31, 2003 and 2002, respectively. All other amounts are included in NOI after indirect operating and leasehold expenses and are discussed in SEGMENT PERFORMANCE.

Consolidated general and administrative expenses remained relatively flat from the first three months of 2002 to 2003. As a percentage of real estate operations revenue, these expenses decreased from 3.9% to 3.7% for the first three months of 2002 to 2003.

Contributing to the decrease in other revenue for the first three months of 2003 is a decrease in development fees related to our role as construction in connection with the Tax Retention Operating Lease of $1.0 million from 2002 to 2003 (See Ownership and Leasing Arrangements) offset by an increase of $228,000 from our tenant insurance program which began in June 2002.

Interest income and other increased primarily due to interest accrued on the bonds receivable from Shurgard Europe which were entered into in May 2002.

Interest on loans increased from the first quarter 2002 to 2003 due to the additional notes payable acquired in our purchase of Morningstar, as well as the issuance of $200 million in bonds in March 2003. During 2001 we entered into three interest rate swaps to mitigate the risk of interest rate fluctuations related to the company's various options at the end of its Tax Retention Operating Lease transaction. For the three months ended March 31, 2003, we recorded an unrealized loss of $1.0 million, and for three months ended March 31, 2002, we recorded an unrealized gain of $175,000 as a result of changes in the fair value of these swap agreements.

Amortization of participation rights discount decreased from 2002 to 2003 due to the reduction in 2002 of participation rights for CCP/Shurgard based on a re-evaluation of our estimate of the option price, projected timing of our joint venture's exercise of their put option and the related expected cash flows. (See Ownership and Leasing Arrangements and our 2002 Annual Report on Form 10-K/A).

Income tax benefit consists of the current year tax benefit for Shurgard TRS, our taxable REIT subsidiary, including its subsidiaries. The net operating losses carried forward for STG and operating losses from other taxable subsidiaries are offset by income from the other entities.

OTHER REAL ESTATE INVESTMENTS

The following table shows income (loss) from unconsolidated real estate investments for the three months ended March 31, 2003 and 2002. All income and loss amounts reflect our pro rata ownership percentage and are reported under Expenses as "Loss from Other Real Estate Investments" in our Consolidated Statement of Net Income.

Income (Loss) from Other Real Estate Investments

Unconsolidated Joint Ventures

We have 29 properties in joint ventures in which our ownership interests range from 50% to 90%, and over which we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures generated $2.2 million in NOI for three months ended March 31, 2003 compared to $2.0 million in 2002. As of March 31, 2003, we had invested a total of $25.9 million in these joint ventures net of income. Additionally, we have guaranteed certain joint venture loans totaling $15.1 million. Performance related to stores developed through these joint ventures is included in the appropriate tables and section discussions (Same Stores, Domestic Acquisitions or Domestic Development) under SEGMENT PERFORMANCE.

Participating Mortgages

As of December 31, 2001, we had $2.6 million invested in a participating mortgage loan. We received contingent interest payments from the mortgaged property equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreement. In December 2001, we purchased four of the five properties at a cost of $13.8 million, including $10.3 million outstanding under the participating mortgage. We purchased the fifth property in February 2002. Operating results for the five properties are included in same store results for 2002 through 2003.

European Operations

Our net loss from European operations, including our interest in Recom & Co. (see OFF BALANCE SHEET ARRANGEMENTS), was $(717,000) and $(400,000) for three months ended March 31, 2003 and 2002, respectively. Our European investment owns 96 stores in six countries. These properties generated $5.3 million in NOI for three months ended March 31, 2003 compared to $3.2 million in 2002.

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

Our losses, net of tax, related to STG for three months ended March 31, 2003 and 2002 were $86,000 and $148,000, respectively.

Other

During 2002, we began a new tenant insurance program. Under this program, policies are issued and administered by a third party for a fee, the storage centers receive a cost reimbursement for handling certain administrative duties and SS Income Plan receives the profits, if any, of the policy. SS Income Plan reinsures for losses in excess of premiums collected. During the first three months ended December 31, 2003, we recognized $228,000 in revenue based on the excess of premiums over claims and administrative costs.

In December 2002, we contributed all inventory owned by us and our wholly-owned subsidiaries into SS Income Plan, a wholly owned subsidiary of Shurgard TRS, our taxable REIT subsidiary. Beginning in 2003, inventory sales are conducted through this entity. We do not conduct any other material taxable operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement was effective for us beginning in 2003 and there was no impact on our financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business (as previously defined in that Opinion). SFAS No.144 establishes a single accounting model, based on the framework established in SFAS No.121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No.121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No.144 is effective for us in 2002. The adoption of SFAS No.144 has not had a significant impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. We adopted SFAS No. 145 on January 1, 2003 and there has been no impact on our financial position, results or operation or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1 2003, and there was no impact on our financial position results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On December 31, 2002, we adopted the disclosure provisions of SFAS No. 148 and account for stock-based compensation under APB No. 25, therefore, SFAS No. 148 will have no effect on our financial position, results of operations or cash flows. (See Note A to our Consolidated Financial Statements).

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end (see Note P to our Consolidated Financial Statements).

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" for entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 becomes effective for entities created prior to February 1, 2003 beginning July 2003. It is reasonably possible that we will be considered the primary beneficiary of variable interest entities created prior to February 1, 2003, on adoption of FASB Interpretation No. 46, and therefore will be required to consolidate the assets and liabilities of these entities on adoption of FASB Interpretation No. 46, which will have a material effect on our balance sheet and results of operations (see Note M to our Consolidated Financial Statements).

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends SFAS No. 133. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the effect of this statement on our balance sheet, results of operations and cash flows.

In May, 2003, the FASB has issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. We are currently evaluating the effect of this statement on our balance sheet, results of operations and cash flows.

FUNDS FROM OPERATIONS

Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) October 1999, as amended in April 2002, White Paper on Funds from Operations, is defined as net income, calculated in accordance with generally accepted accounting principles (GAAP) including non-recurring events, except for those defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred shareholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe that because amortization of participation rights discount reflect our partners' increasing interests in unrecognized gains on depreciable operating properties (represented by the difference between the expected option price and our partners' contributions), it is theoretically consistent with the NAREIT White Paper to add it back to net income, and we have done so in previous filings. However, given the recent rule release by the Securities & Exchange Commission regarding the use of non-GAAP information, we have decided to adjust GAAP net income for only those items specifically outlined in the April 2002 NAREIT White Paper on Funds from Operations. As such our presentation of prior periods has been adjusted to reflect only those specific adjustments. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition.

FFO for the three months ended March 31, 2003 increased $3.1 million over FFO for the same period in 2002. As previously discussed, this growth reflects the improved revenue performance of same store portfolio of properties, as well as the addition of properties over the prior year through acquisitions and developments and decreased participation rights amortization offset by increased expenses in personnel and other expenses.

LIQUDITIY AND FINANCIAL RESOURCES

During the first three months of 2003, we invested $11.7 million in domestic acquisitions and development and expansion projects and $0.6 million in capital improvements to our existing portfolio and other capital improvements. The $658,000 increase in other real estate investments represents investments in unconsolidated joint ventures.

On March 19, 2003, we issued $200 million (net proceeds of $197.9 million) in senior unsecured notes that are ten-year notes bearing interest at 5.875% and are due 2013. The notes require semi-annual interest payments due March 15 and September 15. Proceeds from the bond offering were used to pay down the line of credit.

During 2003, we intend to exercise our option to acquire an additional 43% interest in Shurgard Europe. We expect this investment of approximately $150 million to be funded through a combination of debt and equity. The actual amount of our contribution and our ultimate ownership interest depends on the extent, if any, to which our European operating partners and certain employees choose to contribute. Additionally, as of March 31, 2003, the option price to acquire all 36 properties in the tax retention operating lease was $156.6 million and is expected to be $233 million when they are completely built out. We are not obligated to exercise our option on all properties in this facility. If we choose to exercise our option to purchase these properties, funds would be available through our existing line of credit. We believe we have existing liquidity to finance both transactions.

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

(1) Estimate of amount and timing of cash flows. See Development Financing Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.

(2) See Unconsolidated Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.

(3) See Tax Retention Operating Leases under OWNERSHIP AND LEASING ARRANGEMENTS.

(4) See EUROPEAN OPERATIONS. Bank debt for which we are contingently liable as a general partner of Recom. The debt matures in June 2003, or sooner, if we, our partners in Recom or Shurgard Europe default in our separate indebtedness.

OFF BALANCE SHEET ARRANGEMENTS

Tax Retention Operating Leases

In 2001, we executed an agreement with a third party, Storage Centers Trust (SCT) to enter into up to $250 million worth of tax retention operating leases. SCT is a trust that takes title to the development properties identified by us, constructs them to our specifications and then leases them to us for a period of four years with available extensions. Under the lease and related agreements, we will function as construction agent and tenant. We have the option to acquire a property at or before the end of its lease term. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement. If we elect to purchase the property, the purchase price will be equal to the total property cost plus interest carry and a fixed equity return to SCT at a combined rate of approximately 150 basis points over London Interbank Offering Rate (LIBOR). Prior to such purchase, we will have no ownership interest in these properties. The lease term for these properties begins on SCT's acquisition of the land and/or an existing storage center. Financing for acquisitions is provided under a credit facility provided by commercial banks to SCT. Rent commences under the lease on completion of construction and equals the lesser of 85% of the storage center's positive monthly net operating income or SCT's interest carry costs.

SCT has total assets of $156.6 million consisting of storage centers, both operating and under construction, and liabilities of $159.0 million that consists primarily of SCT's line of credit. As construction agent we are entitled to a developer fee to the extent of costs incurred. During 2002, we exercised our option to purchase three properties from SCT at a cost of $14.2 million and in the first quarter of 2003, we exercised our option to purchase two additional properties at a cost of $11.9 million, and in April, we exercised our option on six additional properties for $23.5 million.

In connection with these leases, we have residual lease guarantees totaling 87% of SCT's property costs. Under the terms of the lease, if we do not elect to exercise our purchase option and the properties are sold to a third party for less than SCT's property cost, then we are liable for the difference up to the guarantee amount. At March 31, 2003, our maximum exposure to loss is $136.2 million, the total of our residual lease guarantees on 36 properties.

European Partnership

Recom & Co SNC (Recom) is a Belgian partnership in which we, our European operating partners and some Shurgard Europe employees have ownership interests as described below. Our interests and those of Recom and some of our European partners reflect fully diluted equity interests, after taking into account the exercise of warrants as described below. Recom holds a 53.83% interest in Shurgard Europe as described below. We own a 9.11% interest in Recom and our European operating partners and an entity comprised of some Shurgard Europe employees own collectively a 1.24% interest. The remaining 89.65% interest is held by a trust funded by a commercial banking group through which Recom has established a $168.5 million credit facility. As a general partner of Recom, we are contingently liable for repayment of any amounts outstanding under the credit facility in the event of default. Balances under the credit facility are unsecured, bear interest at LIBOR plus 1.5% (plus certain additional costs) and mature on June 21, 2003. The loan contains customary affirmative and negative lending covenants and default provisions that apply to us, our other Recom partners and Shurgard Europe and could be due prior to maturity in the event of default by us or them in our or their separate indebtedness. Recom is managed by one of our European operating partners who are responsible for day to day operations. Any significant capital commitment or any sale of assets requires unanimous approval of all partners. We, our European operating partners and some of the Shurgard Europe employees have the right to increase our respective equity interests in Recom, pro rata in proportion to our existing ownership, by purchasing additional shares at a Euro fixed price. For example, if we and these partners were to purchase additional interests to provide capital for repayment of the credit facility balance at March 31, 2003; our interest would increase to 87.65%. If we were the only party to purchase additional interests for this purpose, our interest would increase to 99.58%. One of our European operating partners has an option, exercisable in June 2003, to purchase the trust's interest in Recom identified above for a fixed price and is subject to a put option by the trust, exercisable also in June 2003, with respect to the same interest at the same price.

As of March 31, 2003, Recom's investment in Shurgard Europe consisted of current equity of 16.1 million Euro (US$18.4 million at historical exchange rates) and warrants to purchase additional equity for 116.6 million Euro (US$125.9 million). In addition, Recom has funded Shurgard Europe subordinated debt of 124.3 million Euro (US$134.1 million) that bears interest at 8.25% per annum and matures in 2009. Recom's 53.83% interest in Shurgard Europe referred to above reflects the exercise of these warrants in full.

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

Recom has total assets of $153.1 million and total liabilities of $152.2 million of which we are contingently liable for $150.6 million. Recom's assets include investment in Shurgard Europe of $18.4 million, loan to Shurgard Europe of $134.1 million and other assets of $0.6 million. Our maximum exposure to loss would be our contingent liability as general partner which totaled $150.6 million at March 31, 2003.

It is reasonably likely that we will be considered the primary beneficiary of Recom and SCT,and that we will have to consolidate the assets and liabilities of these entities into Shurgard's financial statements.

Other joint ventures

We operate 29 properties in unconsolidated joint ventures that have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures have total assets of $100.2 million and total liabilities of $69.7 million. We have guaranteed debt of $15.1 million related to these joint ventures. Our maximum exposure to loss would be $41.0 million, the total of these guarantees and the net book value of our investment which was $25.9 million at March 31, 2003.

Shurgard Europe is a Belgian joint venture in which we own 2.66%, four unaffiliated institutional investors own 43.26%, our European operating partners own .25% and Recom owns 53.83%. Our European operating partners are European entrepreneurs who worked with us in 1995 to establish the European operations and who joined us as original investors at that time. The four institutional investors, consisting of European and U.S. banking, insurance and real estate institutions, acquired their interests in October 1999 through a commitment to invest 122 million Euro in the joint venture. On February 27, 2001, the joint venture obtained commitments from all of its owners to invest an additional 28 million Euro. The commitments were made pro rata and, therefore, did not alter the percentage ownership of the parties. At March 31, 2003, Shurgard Europe had drawn on 122 million Euro of the initial commitment from the institutional investors and had not yet drawn on any of the additional February 2001 commitment.

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

Shurgard Europe has total assets of $582.3 million and total liabilities of $540.8 million including $51.3 million bonds payable to us and $134.1 million note payable to Recom. Our maximum exposure to loss would be the balance of the bonds payable to us of $51.3 million at March 31, 2003.

We are currently evaluating the joint ventures and Shurgard Europe on an entity by entity basis to determine if they meet the criteria to be classified as a variable interest entity. Based on completing the preliminary steps of this evaluation, some or all of these entities may be consolidated in our financial statements beginning July 1, 2003.

Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk

On March 19, 2003, we issued $200 million in senior unsecured notes that are ten-year notes bearing interest at 5.875% and are due 2013. The notes require semi-annual interest payments due March 15 and September 15. The proceeds from the bonds were used to pay down our variable rate line of credit. The variable rate debt decreased from $122.7 million December 31, 2002 to $7.4 million March 31, 2003. See Item 7A in our 2002 Annual Report on Form 10-K/A.

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

Part II, Item 1: Legal Proceedings

We are a defendant in litigation filed on June 17, 2002, in the Superior Court of California for Orange County styled as Gary Drake v. Shurgard Storage Centers, Inc. et al (Case No. 02CC00152). The complaint alleges that we misrepresent the size of our storage units, seeks class action status and seeks damages, injunctive relief and declaratory relief against us under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. The Court recently ruled that the class of potential members in this lawsuit is limited to California customers of the Company. No class has yet been certified. We do not currently believe that the outcome of this litigation will have a material adverse effect on our financial position or results of operations. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We intend to vigorously defend this action.

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

 Part II, Item 6: Exhibits and Reports on Form 8-K

Exhibits:

Exhibit 99.1 - CEO Certificate of Periodic Report dated May 20, 2003.

Exhibit 99.2 - CFO Certificate of Periodic Report dated May 20, 2003

Reports on Form 8-K:

On March 19, 2003, we filed a current report on from 8-K to replace exhibit 12.1 to our annual report on form 10-K/A for the year ended December 31, 2002.

On March 20, 2003, we filed a current report on form 8-K announcing the issuance of $200 million principal amount of its 5.875% notes due 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: May 20, 2003 By: /s/ Harrell Beck

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

Date: May 20, 2003

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

Date: May 20, 2003

/s/ Harrell Beck_______________________
Harrell Beck
Chief Financial Officer