Form 10-K/A
period 2002-12-31
SHURGARD STORAGE CENTERS INC
filed 2003-05-21
CIK 906933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to            .

Commission file number 0-11455

SHURGARD STORAGE CENTERS, INC.

(Exact name of registrant as specified in its charter)

Washington (State of organization)	91-1603837 (IRS Employer Identification No.)

1155 Valley Street, Suite 400, Seattle, Washington 98109
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (206) 624-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, par value $.001 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
8.8% Series B Cumulative Redeemable Preferred Stock, par Value $.001 per share	New York Stock Exchange
8.7% Series C Cumulative Redeemable Preferred Stock, par Value $.001 per share	New York Stock Exchange
8.75% Series D Cumulative Redeemable Preferred Stock, par Value $.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

There are 97 pages.

     This amendment on Form 10-K/A of Shurgard Storage Centers, Inc. incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. This restatement includes changes to Item 6, Item 7 and Item 8. The amendment reflects the restatement of Form 10-K for the year ended December 31, 2002 filed on March 17, 2003, related to the accounting for derivative instruments. See Note X to our consolidated financial statements for further discussion of this matter. We are not required to and we have not updated any forward-looking statements previously included in Form 10-K filed on March 17, 2003.

PART I

Item 1 — Business

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

Customer Service and Satisfaction

•	Quality Employees. We view the quality of customers’ interaction with employees as critical to our long-term success. Accordingly, we emphasize teamwork in our employee training programs. Through our emphasis on training, personnel development and decentralized decision-making, we believe we attract well-qualified, highly motivated employees who are committed to providing superior levels of customer service.

•	Convenient and Secure Stores. Our stores are easily accessible, offer a range of storage products and services for customer convenience and emphasize security and product quality. We believe that our strategy of offering high-quality, convenient stores strengthens the brand image of Shurgard, attracts customers and enables us to maintain premium rents.

—	Store Location and Hours. Our stores are generally located in major metropolitan areas along retail and high-traffic corridors for easy customer access and usually have significant road frontage for high visibility. Although hours vary from store to store, customers can generally access their individual units between 6 a.m. and 9 p.m seven days a week.

—	One-Stop Convenience. Our stores offer a range of storage products and ancillary services, including supplies such as packing and storage materials, locks and boxes, as well as services such as property insurance referrals, moving company referrals and Ryder truck rentals that we believe conveniently and efficiently address customers’ storage needs. In addition, we generally offer premium features such as computer-controlled access and electronic security systems. Finally, a number of our stores offer climate-controlled storage space.

—	Property Security. We use a variety of measures at our stores, as appropriate, to enhance security. Such measures may include, among others, on-site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, individual unit alarms, perimeter beams, fencing and lighting. We assign each customer a designated personal identification number for use in connection with a computerized gate access system. Each access is automatically logged into a computer database. In addition, we have developed and plan to continue to improve our package of security controls, including software, video and interactive communication.

—	Capital Expenditures and Maintenance. We budget for a level of capital expenditures consistent with our commitment to maintaining attractive, well-maintained and secure self storage centers, which enable us to pursue a premium pricing strategy. In addition, capital expenditures for consistent signage and color scheme among our properties strengthen the brand image of Shurgard.

•	Marketing and Sales. We provide managers with sales skills to elicit customer needs and turn prospects into customers. We also have a national sales center to field telephone sales calls from individual properties. Employees at the national sales center are able to sell space at the store most convenient to the customer. We have implemented additional sales and marketing programs to broaden our distribution channels, such as a web site for our enhanced e-commerce business and an expanded commercial accounts and direct sales force in selected markets.

— Market Research. We maintain an extensive market research database on our primary markets and closely track occupancy levels, rental rates and other operational data regarding self storage properties within these markets. We have conducted focus group research and telephone surveys, and use customer comment cards to identify the primary considerations in customers’ self storage choices and satisfaction so that we can better attract and service customers.

— Market Share. We employ various means to increase our share of the self storage market. We place prominent advertisements in the yellow pages and seek to promote customer awareness of our stores through highly visible store locations, site signage and architectural features. We locate our stores along retail and high-traffic corridors, usually with significant road frontage to increase visibility. We build on most newly developed stores a distinctive “lighthouse” office to distinguish us from competitors and to increase customer awareness of the Shurgard brand.

Portfolio Management

     Our portfolio management strategy is to increase same store cash flow by achieving the highest rental rate structure consistent with strong occupancy rates, cost containment, improved operating leverage, and expansion of our existing stores.

•	Revenue Optimization. We seek to optimize our revenue by achieving the highest rental rate structure for our stores, consistent with strong levels of occupancy, through the use of teams of store employees and district managers who are trained and authorized to set rental rates and make rental rate changes based on their analysis of demand and availability at a particular store. Market personnel regularly evaluate their properties’ rental rates on a periodic basis, based on unit demand and unit availability, and can quickly change marginal rental rates to ensure that revenue is optimized.

•	Cost Containment and Improved Operating Leverage. We seek to increase cash flow by carefully containing operating expenses. For example, we closely monitor our real estate tax assessments appealing such assessments, as appropriate, and engage consultants to manage certain utility costs. In addition, as we increase the number of properties in our targeted markets, we achieve economies of scale and lessen the impact of corporate overhead expense. We believe that our management and operational procedures, which can be implemented over a large number of properties, enable us to add new properties quickly and with little disruption to our system.

•	Strategic Expansions. We seek to increase revenue by building additional rentable storage space at suitable stores either through on site expansion or acquisition of property adjacent to existing stores. We typically receive high incremental returns on such build-out investments, because resulting revenue increases are achieved with little increase in fixed operating costs.

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

     We favor development or acquisition of self storage properties in major metropolitan markets, located near retail or high-traffic corridors, usually with significant road frontage to increase visibility. We rely on our market personnel to target areas in which to develop and acquire new stores. Our staff of real estate professionals in various markets develops and acquires new stores for us in the markets presenting the best opportunities. We have developed comprehensive market expansion plans for each of our target markets, and use these plans as the basis for selecting new store locations and acquisition targets. The market expansion plans use a demographic analysis of an area along with an evaluation of competitors’ locations, rates and product quality to determine the optimum number and location of new stores.

•	Development. We believe that several factors favor our development strategy:

—	Development Expertise. We have substantial real estate development, construction management and architectural expertise that has been developed over the past 30 years. Along with our predecessors, we developed more than a third of the properties we currently own, lease or manage, and, since 1972, we have maintained an internal development staff, which currently employs 18 people.

—	Strategic Site Selection to Maximize Revenues. To obtain the best store locations, we target sites for development in urban areas and up-scale retail areas that often require rezoning and other complex development measures. We believe that the difficulties of developing storage properties in such in-fill areas may discourage competitors from locating nearby and, as a result, enable us to operate in underserved areas. This in turn enables us to charge higher rental rates.

—	Focus on Quality and Brand Image Development. We have greater control of quality and brand image by developing our own self storage properties. This enables us to focus on high construction quality and standards and a consistent and inviting building design. We believe our focus on quality and consistency will enable us to further strengthen awareness of the Shurgard brand, obtain repeat business, maintain premium prices and differentiate us from our competitors.

•	Acquisitions. We also selectively acquire high-quality properties that are consistent with our business plan. Additional acquisitions allow us to spread overhead and certain management, marketing and advertising costs over a greater number of revenue-producing assets. As a result, we can achieve increasing economies of scale with each new property acquired. We complete a thorough analysis of each property that we intend to acquire, including, but not limited to, a review of capital expenditures that will be required for the property to meet our standards. In addition to adding high-quality properties, we look for high-quality portfolios of properties that would establish a market presence for us in a new market.

•	European Investment. As of December 31, 2002, we had a 7.57% interest in an entity that owns 96 storage centers operating in six countries. We have the right to purchase an additional interest in that entity and intend to do so in 2003. The business strategies that we employ in the United States also apply to our European investment. During the past eight years, that entity has introduced our product to local consumers and built the infrastructure necessary to support an accelerated expansion program. Because of the density of the areas where Shurgard Europe develops and the limited availability of land, substantially all of the European stores have multistory buildings. In general, European customers prefer interior units in large buildings which are perceived as being safer than the drive-up units in single story buildings. The length of stay, customer use and customer profile of the European customer is similar to U.S. customers. Additionally, there are fewer acquisition opportunities in the European markets. Today, Shurgard Europe employs over 360 employees with a senior management team made up of seasoned managers with substantial local development, finance, operations and marketing experience.

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

Other Activities

     Shurgard Storage To Go, LLC (formerly Shurgard Storage To Go, Inc.) (STG) is a containerized storage business that brings storage directly to the customer through weather resistant 8’x 5’x 8’ storage containers. STG delivers these containers to customers for packing. STG then picks up the containers and delivers them to a warehouse for storage. Customers may access their storage container in a showroom at the warehouse or have it redelivered to their home. In addition to the monthly rental charge, we may charge service fees for transportation of the container. This business venture is currently operating in the Seattle, Portland, and San Francisco markets.

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

The Self Storage Industry

     The self storage industry serves an important function in the commercial and residential real estate markets. Self storage properties were first developed in the early 1960’s in the southwestern United States in response to the growing need for low-cost, accessible storage. A number of factors accelerated the demand for low-cost storage, including, among others, a more mobile society, with individuals moving to new homes and new cities needing short-term storage for their belongings, the increasing cost of housing (resulting in smaller houses), the increased popularity of apartments and condominiums, more individuals with growing discretionary income (resulting in the purchase of items such as boats and recreational vehicles that often cannot be stored at residences), the growing number of small businesses and the escalating cost of other storage alternatives. As the demand for such storage increased, and the acceptance of self storage became more widespread, self storage properties were built throughout the United States. Generally, such properties were constructed along major thoroughfares that provided ready access and public visibility or in outlying areas where land was inexpensive. In certain areas of the country, where new construction was impractical because of construction costs, lack of suitable sites or other restrictions, older structures have been converted into self storage properties.

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

     Capital expenditures are generally less for self storage properties as compared to other types of commercial real estate due to the properties’ structural simplicity and durable materials and the lack of tenant improvement demands. Capital expenditures include periodic expenditures for replacing roofs and pavement, as well as improvements such as expansions and unit reconfigurations. Expense items include repairing asphalt, doors, fences and masonry walls, maintaining landscaping, and repairing damage caused by customer vehicles. Minimal maintenance is required when a storage unit is vacated to prepare it for the next customer.

Competition

     Competition exists in every U. S. market in which our stores are located, and to a lesser extent in continental Europe and Sweden. We compete with, among others, national, regional and local self storage operators and developers. Storage operators compete based on several factors including location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. We believe that the primary competition for potential customers of any of our self storage centers come from other self storage properties within a three-to five-mile radius of that store. We have positioned our stores within their respective markets as high-quality operators that emphasize customer service and security. We do not seek to be the lowest-price storage provider. During periods of recession, we may experience a decline in demand that can increase price competition among storage center operators.

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

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws may impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner’s ability to sell the property or to borrow using the property as collateral and may cause the owner or manager of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could cause the owner or manager to incur substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

     We have notified the Missouri Department of Natural Resources (MDNR) of elevated levels of hydrocarbons found in groundwater monitoring wells on a property in St. Louis, Missouri that we have been monitoring in accordance with a work plan approved by the MDNR. During 1998, a quarterly monitoring report revealed continued contamination in the groundwater samples. The source of the contamination is still unknown. The MDNR notified us that it will continue requiring quarterly groundwater monitoring. During 1999, at the MDNR’s request, a work plan was developed to address its question on whether on-site contamination might be spreading to adjacent properties. The work plan encompasses a broader scope of monitoring, including installation of four additional monitoring wells on adjacent properties. We obtained permission from neighboring property owners to install the four new wells on their properties. Ground water samples were taken from the new locations on the adjacent properties as well as the existing locations. Those samples showed contamination on one adjacent property, however, it is not established whether this contamination is the result of migration from the Shurgard property. Our consultant revised the work plan to incorporate the sample results. The MDNR approved a revised work plan that includes continued sampling and monitoring. We receive quarterly reports on the monitoring. In the event this ongoing monitoring indicates that significant contamination has spread to adjacent properties, the MDNR could be more aggressive in the future, and may require identification of the location of the groundwater contamination and construction of a system to remediate the problem.

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

Americans with Disabilities Act; Fire and Safety Regulations

     The Americans with Disabilities Act (ADA) requires all public accommodations to meet certain federal standards relating to physical access and use by disabled persons. Compliance might require, among other things, removal of access barriers. A determination that we are not in compliance with the ADA could result in the imposition of fines, injunctive relief, damages or attorneys’ fees. If we were required to make modifications to comply with the ADA, our ability to make expected distributions to our shareholders could be adversely affected; however, management believes that such effect would not be material. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. Compliance with these codes and regulations may require substantial capital expenditures, which would reduce money otherwise available for distribution to shareholders.

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

     We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All our properties must comply with the Americans with Disabilities Act and with the related regulations, rules and orders commonly referred to as the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. A failure to comply with the ADA could result in the U.S. government imposing fines on us and awarding damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements can also affect the marketability of the properties.

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

Risks Relating to Qualification and Operation as a REIT

          We might lose REIT status and incur significant tax liabilities. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code), commencing with our taxable year ended December 31, 1994. So long as we meet the requirements under the Code for qualification as a REIT each year, we can deduct dividends paid to our shareholders when calculating our taxable income. For us to qualify as a REIT, we must meet detailed technical requirements, including income, asset, distribution and stock ownership tests, under several Code provisions that have not been extensively interpreted by judges or administrative officers. In addition, we do not control the determination of all factual matters and circumstances that affect our ability to qualify as a REIT. New legislation, regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to REIT qualification or the federal income tax consequences of such qualification. We believe that we are organized so that we qualify as a REIT under the Code and that we have operated and will continue to operate so that we continue to qualify. However, we cannot guarantee that we will qualify as a REIT in any given year because:

•	the rules governing REITs are highly complex;

•	we do not control all factual determinations that affect REIT status; and

•	our circumstances may change in the future.

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

     President Bush’s proposed tax cut could adversely affect the price of our stock. President Bush has proposed a tax reduction package that would, among other things, substantially reduce or eliminate the taxation of dividends paid by corporations other than REITs. If the double taxation of corporate dividends were to be eliminated or reduced, certain of the relative tax advantage of being a REIT would be eliminated or reduced, which may have an adverse effect on the price of our stock. This adverse effect may take place prior to the adoption of any tax cut based on the market’s perception of the likelihood of implementation of such a provision.

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

     We have an investment in international operations that carry risks in addition to our U.S. operations. We invest in operations outside the United States. We face risks inherent in international business operations, including but not limited to currency risks, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, difficulties in staffing and managing international operations, potentially adverse tax burdens, obstacles to the repatriation of earnings and cash, local political uncertainty and burdens of complying with different permitting standards and a wide variety of foreign laws. Each of these risks might impact our cash flow or impair our ability to borrow funds, which ultimately could adversely affect our ability to repay loans and make expected distributions to shareholders. We may be subject to these risks to a greater degree than could be expected given the size of our current investment due to our contingent liability as a general partner of Recom & Co. SNC, a Belgian partnership in which we, our European operating partners and some Shurgard Europe employees have ownership interest, to cover the partnership’s debt.

Employees

     As of December 31, 2002, we employed approximately 1,250 persons. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of Shurgard as of December 31, 2002.

Name	Age	Positions and Offices with the Company

Charles Barbo	61	Chairman of the Board, President and Chief Executive Officer
Harrell Beck	46	Director, Senior Vice President, Chief Financial Officer and Treasurer
David Grant	49	Executive Vice President

Name	Age	Positions and Offices with the Company

Christine McKay	41	Senior Vice President, Secretary and General Counsel
Steve Tyler	50	Senior Vice President, Operations

For Mr. Barbo’s and Mr. Beck’s biographies, see our proxy statement for the annual meeting of shareholders to be held on May 13, 2003.

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

     Steve Tyler joined Shurgard in May 1996 as Vice President of Operations covering the Midwest and East Coast markets. Since October, 1999 he has served as Senior Vice President of Operations. Prior to joining Shurgard, he was a Regional Operations Manager with Victoria’s Secret (a division of the Limited), Casual Corner (a division of US Shoe), and a District Operating manager with The Gap and Sears. He has a Bachelor of Arts degree in Business Administration from the University of Minnesota-Duluth.

Other Available Information

     We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities & Exchange Commission. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, we make copies of these documents (other than exhibits) available to the public free of charge through our web site at www.shurgard.com or by contacting our Secretary at our principal offices, which are located at 1155 Valley Street, Suite 400, Seattle, Washington 98109, telephone number (206) 624-8100.

Item 2 — Properties

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

     The leasing, maintenance and operation of our stores are the responsibility of store managers. The property’s security is provided through a variety of systems that may include, among others, on-site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, property fencing and lighting.

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

     The following table sets forth information regarding weighted average occupancy and weighted average rent per square foot for the self storage properties and business parks owned or leased by us for the years ended December 31, 2002, 2001 and 2000. The occupancy and rental information in this and the following table is affected by new stores, which, once opened, go through a “rent-up” period during which occupancy is generally lower than at later stages, which will impact the comparability from year to year.

	No. of					Average Rent
	Properties	Percentage	Average Occupancy			per Square Foot
	as of Dec. 31	of 2002
	2002 (1)	Revenue (2)	2002	2001	2000	2002	2001	2000

Arizona	22	3.8%	84%	86%	82%	$9.73	$9.88	$9.69
California	48	14.2	81	89	88	14.66	13.89	12.71
Florida	28	5.8	70	73	73	11.08	10.63	10.52
Georgia	18	3.5	78	81	79	10.73	10.44	10.04
Illinois	20	3.6	76	85	84	11.56	11.21	10.51
Michigan	26	4.5	81	83	90	9.76	9.66	9.33
New York	11	4.3	77	73	80	20.94	20.57	19.59
North Carolina	33	2.7	75	84	74	6.67	9.00	12.00
Oregon	14	2.6	88	91	89	11.12	10.29	9.54
South Carolina	13	0.8	71	—	—	6.14	—	—
Texas	66	11.9	84	84	80	10.46	9.85	9.40
Virginia	35	7.0	86	85	84	13.58	13.16	11.93
Washington	52	11.8	84	86	87	11.89	11.60	10.95
Other domestic	52	7.8	76	76	78	10.54	10.52	10.17
Europe	96	15.7	53	55	46	16.25	16.91	15.69

Weighted Average	534	100.0%	76%	79%	79%	$12.05	$11.51	$10.84

(1)	Includes 409 facilities owned or leased by us and entities controlled by us. The remaining 125 facilities are owned or leased by entities in which we have a non-controlling interest. See Schedule III in our Form 10-K/A for a complete list of properties for which financial information is consolidated by us.

(2)	Revenue includes all Same Store and New Store revenue regardless of ownership interest in the property.

     The following table sets forth information for all properties for which we have an ownership or leasehold interest regardless of percentage ownership. The table provides weighted average occupancy and weighted average rent per square foot for the years ended December 31, 1998 through December 31, 2002.

	2002	2001	2000	1999	1998

Domestic
Weighted average occupancy	80%	83%	83%	82%	84%
Weighted average per square foot	$11.50	$11.47	$10.82	$10.30	$9.90
Europe
Weighted average occupancy	53%	55%	46%	40%	57%
Weighted average per square foot	$16.25	$16.91	$15.69	$14.35	$12.10

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

Item 3 — Legal Proceedings

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

Item 4 — Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders during the fourth quarter of 2002.

PART II

Item 5 — Market for the Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the NYSE under the symbol “SHU.” As of March 6, 2003 there were 17,755 holders of record of our common stock and the reported NYSE closing price per share of common stock was $29.46.

     The table below sets forth for the fiscal periods indicated the high and low closing prices per share of Common Stock as reported in published financial sources, and distributions declared.

			Distributions
	High	Low	Declared (1)

2002
Fourth Quarter	$31.50	$28.36	$0.53
Third Quarter	34.05	29.46	0.53
Second Quarter	35.40	32.31	0.53
First Quarter	33.31	29.69	0.52
2001
Fourth Quarter	$32.25	$29.16	$0.52
Third Quarter	31.37	28.14	0.52
Second Quarter	30.21	24.76	0.52
First Quarter	25.13	22.84	0.51

(1)	Distributions declared by the Board of Directors based on financial results for the quarter specified, but declared and paid in the following quarter.

     Holders of shares of common stock are entitled to receive distributions when declared by our Board of Directors out of any assets legally available for payment. There are covenants in our various debt agreements that may restrict our dividends. (See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - FUNDS FROM OPERATIONS). We are required to distribute annually to our shareholders at least 90% of our “REIT taxable income,” which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income.

Item 6 — Selected Financial Data

	2002	2001

	(as restated)(3)	(as restated)(3)	2000	1999	1998 (1)

OPERATING DATA:
(in thousands except per share data)
Total revenue	$264,113	$232,590	$201,958	$176,456	$161,960
Income before extraordinary items	$54,909	$34,757	$32,307	$37,677	$37,394
Income before extraordinary items per common share:
Basic	$1.15	$0.63	$0.80	$0.99	$1.14
Diluted	$1.13	$0.63	$0.79	$0.99	$1.14
Distributions per common share:
Ordinary income	$1.92	$1.74	$1.73	$1.91	$1.80
Capital gain	0.08	0.07	—	0.05	0.01
Return of capital	0.11	0.26	0.30	0.03	0.14

Total	$2.11	$2.07	$2.03	$1.99	$1.95

BALANCE SHEET DATA:
(in thousands)
Total assets	$1,420,176	$1,238,805	$1,230,242	$1,149,860	$1,151,996
Total borrowings (2)	$607,834	$470,747	$595,524	$488,075	$450,786

(1)	For the year 1998, the European operations were consolidated. Beginning in 1999, European operations are not consolidated but are reported under the equity method.

(2)	Total borrowing includes participation rights liability net of discount (See Note H to our Consolidated Financial Statements).

(3)	See Note X to the consolidated financial statements included in Item 8 on this Form 10-K/A.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     As discussed in Note X to the consolidated financial statements included in Item 8 of this Form 10-K/A, the Company has restated its financial statements for the year ended December 31, 2002 and 2001. The accompanying management discussion and analysis takes into account the effects of the restatement.

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

     As part of our focus on providing the highest quality products to our customers, we look for locations that are in populated retail areas. When entering a market, to create customer awareness, we seek dominant locations within specific three to five mile trade areas that are highly visible and accessible in retail corridors. Through multiple locations of this kind within a metropolitan area, we establish brand recognition as well as economies of scale in operating our stores. In most markets, we seek to own at least 15 stores in order to realize these efficiencies. To further enhance brand recognition, we strive to achieve a uniform look to our properties through the use of signage, color schemes, quality of the building and our trademark “lighthouse” office design in new developments.

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

     When used in this discussion and elsewhere in this Annual Report on Form 10-K/A, the words “believes,” “anticipates,” “projects” and similar expressions are intended to identify forward-looking statements regarding financial performance. Actual results may differ materially due to uncertainties including the risk that changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, the risk that new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, and the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses, and the risk that tax law changes may change the taxability of operating and construction expenses, and the risk that tax law changes may change the taxability of future income and increases in interest rates may increase the cost of refinancing long term debt, and our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism, and our interest in Shurgard Europe may be adversely impacted if that entity is unable to complete formation and funding of its contemplated development joint ventures. We may also be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain existing financial and joint venture structures of the company. Other factors that could affect our financial results are described below and in Item 1 (Business) of this Annual Report on Form 10-K/A. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

     Derivatives: We account for derivative instruments and hedging activities in accordance with SFAS No. 133, as amended. SFAS No. 133, as amended, requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Changes in the fair value of derivative instruments not designated as hedging instruments are recognized in earnings. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. Ineffectiveness that meets certain criteria under SFAS No. 133 is recognized in earnings.

     Financing arrangements: We accounted for sales of certain storage centers in which we have continuing involvement, as defined in Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate,” as financing arrangements (See Note H to our Consolidated Financial Statements). We use the effective interest rate method using estimated future cash flows in determining the amortization of participation rights. This estimate is evaluated each period and is sensitive to both amount and timing of cash flows and projected purchase price. Estimated amount and timing of distributions is based on projected property operating cash flows. Estimated amount and timing of purchase price is based on projected stabilized net operating income and our estimate of when each property will reach stabilization. During 2002, we reduced the participation rights for CCP/Shurgard by $6.4 million based on our re-evaluation of the projected cash flows of these properties and the projected timing of our joint venture partner’s exercise of their put option. This reduction in participation rights was accounted for as a change in estimate and will reduce amortization of participation rights in future periods.

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

Same Stores

     In 2002, we continued our focus on increasing net operating income (NOI) from our existing real estate assets. The primary way we analyze our performance is to measure year over year improvements in Same Store operating results. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year’s comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at December 31, 2002 and 2001.

Same Store Results (1)

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands except
average rent)	2002	2001	% Change	2001	2000	% Change

Real estate operations revenue	$231,350	$227,776	1.6%	$210,277	$197,786	6.3%
Direct operating and real estate tax expense (2)	67,658	65,627	3.1%	59,521	57,727	3.1%

NOI	163,692	162,149	1.0%	150,756	140,059	7.6%
Indirect operating and leasehold expense (3)	13,080	14,220	-8.0%	13,062	13,266	-1.5%

NOI after indirect operating and leasehold expense	$150,612	$147,929	1.8%	$137,694	$126,793	8.6%

Avg. annual rent per sq.ft. (4)	$11.80	$11.44	3.1%	$11.39	$10.82	5.3%
Avg. sq.ft. occupancy	85%	87%		87%	87%
Total net rentable sq.ft	21,346,000	21,346,000		19,700,000	19,700,000
No. of properties	330	330		304	304

(1)	Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2)	Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

(3)	Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense of $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

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

New Store Results 2002 and 2001 (1)

	Acquisitions		Developments		Total New Stores
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,

(dollars in thousands)	2002	2001	2002	2001	2002	2001

Real estate operations revenue	$15,944	$1,847	$20,035	$11,416	$35,979	$13,263
Direct operating and real estate tax expense (2)	6,143	601	11,282	6,845	17,425	7,446

NOI	9,801	1,246	8,753	4,571	18,554	5,817
Indirect operating and leasehold expense (3)	2,657	736	2,986	1,967	5,643	2,703

NOI after indirect operating and leasehold expense	$7,144	$510	$5,767	$2,604	$12,911	$3,114

No. of properties	56	8	52	35	108	43
No. of property months (4)	405	35	515	340	920	375

(1)	Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2)	Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

(3)	Indirect operating expense includes certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense for each of the categories as follows:

	Acquisitions		Developments		Total New Stores
(dollars in thousands)
For the year ended December 31,	2002	2001	2002	2001	2002	2001

Indirect operating expense	$1,420	$114	$1,802	$1,127	$3,222	$1,241
Leasehold expense	1,237	622	1,184	840	2,421	1,462

	$2,657	$736	$2,986	$1,967	$5,643	$2,703

(4)	Represents the sum of the number of months we operated each property during the year

New Store Results 2001 and 2000 (1)

	Acquisitions		Developments		Total New Stores
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,

(dollars in thousands)	2001	2000	2001	2000	2001	2000

Real estate operations revenue	$5,949	$2,197	$25,299	$13,226	$31,248	$15,423
Direct operating and real estate tax expense (2)	2,111	805	11,654	7,103	13,765	7,908

NOI	3,838	1,392	13,645	6,123	17,483	7,515
Indirect operating and leasehold expense (3)	1,059	175	2,802	1,769	3,861	1,944

NOI after indirect operating and leasehold expense	$2,779	$1,217	$10,843	$4,354	$13,622	$5,571

No. of properties	16	8	58	40	74	48
No. of property months (4)	133	52	582	366	715	418

(1)	Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2)	Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

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

	Acquisitions		Developments		Total New Stores
(in thousands)
For the year ended December 31,	2001	2000	2001	2000	2001	2000

Indirect operating expense	$622	$—	$889	$544	$1,511	$544
Leasehold expense	437	175	1,913	1,225	2,350	1,400

	$1,059	$175	$2,802	$1,769	$3,861	$1,944

(4)	Represents the sum of the number of months we operated each property during the year.

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

     The following table summarizes our acquisition activity from 2000 to 2002.

Acquisitions	2002	2001	2000

No. of properties	48	8	7
Square feet available	3,554,000	537,000	368,000
December 2002 Occupancy	70%	79%	96%

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

     Additionally, we began leasing an additional four storage centers through the tax retention operating lease facility totaling 283,500 net rentable square feet (see OFF BALANCE SHEET TRANSACTIONS). These properties are in the following locations: one in Indiana, one in California, one in Illinois and one in Florida. The average occupancy of these stores is 35%, which is below our projected stabilized occupancy as all of these stores were newly built and are still in rent-up. Although renting up slower than expected, we believe that general economic conditions are contributing to this and we still expect them to reach projected returns.

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

     We can give no assurance that the projections noted above regarding the acquisitions will occur. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our storage centers. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, increase more than projected. See Risk Factors in (Item 1) Business of this Annual Report on Form 10-K/A.

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

     The following table summarizes our domestic development activity from 2000 to 2002.

Developments	2002	2001	2000

No. of properties	13	13	21
Property cost	$73.6 million	$57.9 million	$98.3 million
Square feet available	810,000	802,000	1.3 million
December 2002 Occupancy	32%	60%	70%
December 2002 NOI as a percentage of projected NOI at maturity		27%	52%

     We typically target yields for developments at 11% to 12%. Yield is calculated as projected annualized NOI divided by the total invested cost. We can give no assurance that the projections noted above regarding the development projects will occur. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, increase more than projected. See Risk Factors in (Item 1) Business of this Annual Report on Form 10-K/A. As a result of the addition of new joint venture development partners, and the business trends and economic conditions that we are experiencing in some of our markets, during 2002 we reduced our internal development staff by fourteen.

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

Same Store

		Net
		Rentable
(in thousands except for	No. of	Square	Gross Book			Lease
number of properties)	Properties	Feet	Value	Revenue	NOI	Expense

Wholly owned or leased (1)	290	18,887	$1,036,653	$204,987	$145,259	$1,170
Development financing joint venture (2)	3	204	16,497	2,177	1,459	51
Consolidated joint ventures (3)	16	957	61,264	12,973	9,703	—
Unconsolidated joint ventures (4)	21	1,298	73,399	11,213	7,271	3

Total Same Store	330	21,346	$1,187,813	$231,350	$163,692	$1,224

New Store

		Net
		Rentable
(in thousands except for	No. of	Square	Gross Book			Lease
number of properties)	Properties	Feet	Value	Revenue	NOI	Expense

Wholly owned or leased (1)	20	1,309	$87,709	$9,443	$4,946	$1,311
Development financing joint venture (2)	18	1,136	89,642	10,131	5,282	600
Consolidated joint ventures (3)	42	3,214	111,025	10,761	7,052	—
Unconsolidated joint ventures (4)	8	445	31,051	3,133	1,709	126
Tax retention operating leases (5)	20	1,268	—	2,511	(435)	384

Total New Store	108	7,372	$319,427	$35,979	$18,554	$2,421

(1)	Includes owned and leased properties in which we have a 100% interest other than those included under Tax Retention Operating Leases.

(2)	Includes properties developed by CCP/Shurgard.

(3)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements.

(4)	Includes properties that are not consolidated in our financial statements because we own less than 100% and do not exercise control.

(5)	Includes properties operated, acquired or developed through the tax retention operating lease arrangements.

     The tables below include our pro rata portion of cost, operating results and other information for our consolidated and unconsolidated joint venture properties.

		Net
		Rentable
(in thousands except	Range of	Square	Gross Book			Lease
percentages)	Ownership	Feet	Value	Revenue	NOI	Expense

Same Store
Consolidated joint ventures	79-99%	884	$55,359	$11,854	$8,844	$—
Unconsolidated joint ventures	50-90%	1,073	$61,135	$9,190	$5,935	$3
New Store
Consolidated joint ventures	38-99%	2,235	$78,328	$7,849	$5,216	$—
Unconsolidated joint ventures	50-90%	350	$24,667	$2,506	$1,388	$101

Wholly Owned or Leased

     Substantially all of our storage centers are owned directly or through wholly owned subsidiaries. Additionally, as of December 31, 2002, we operate 15 properties that are subject to land or building leases requiring non-contingent rent payments.

Development Financing Joint Ventures

     In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO, see FUNDS FROM OPERATIONS), we have pursued alternative financing options. In connection with this initiative, we formed four joint ventures, SFPI in May 1998 with Fremont Storage Partners I, SFPII in March 1999 with Fremont Storage Partners II, Shurgard/K&S I, LLC in October 1999 with K&S Storage, LLC and CCP/Shurgard, as referenced above, in May 2000 with an affiliate of JP Morgan Partners. Under these joint venture agreements, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, on completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners’ contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. As a result of this option or put, we have continuing involvement with these joint ventures and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for these joint ventures as financing arrangements and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partners’ share of the estimated option purchase price. The discount is amortized over the term of the related agreement. During 2001, we exercised our option to acquire our joint venture partner’s interest in three of the four joint ventures for a total of $69.4 million. These were accounted for as a reduction in participation rights liability.

     As of December 31, 2002, we include the operations of 21 storage centers owned through CCP/Shurgard, a joint venture in which we own a 20% legal interest. Due to the details of the property contribution and purchase option related to this joint venture described above, we account for this joint venture as a financing arrangement and include all of the operating results of the properties in our financial statements. These properties are subject to $66.3 million in mortgage debt. During 2002, we re-evaluated our estimate of the option price, the projected timing of our joint venture partner’s exercise of their put option and the related expected cash flows. These changes were accounted for as a change in estimate, reduced gross participation rights, and subsequent amortization of participation rights. The effect of this change in estimate decreased gross participation rights by $6.4 million and increased income before extraordinary items and net income by $3.4 million in 2002 by reducing amortization from the comparable 2001 amount.

     The following is a summary of the participation rights balances for the years ended December 31, 2002 and 2001:

(in thousands)	December 31, 2002	December 31, 2001

Gross participation rights	$49,842	$65,431
Participation rights discount	(2,370)	(17,777)

Participation rights, net of discount	$47,472	$47,654

Consolidated Joint Ventures

     We operate four storage centers owned through a joint venture with a California developer. Under our agreement with this developer, it purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers are purchased by a joint venture. Prior to such purchase, we have no ownership in the properties and accordingly, they are not included in any discussions in our operating results. The developer’s interest in the joint venture is based on a predetermined formula and the fair value of the property at contribution. During 1999, the joint venture purchased one of the completed storage centers for $3.1 million; during 2000 the joint venture purchased an additional completed storage center for $11.0 million; and during 2001, the joint venture purchased two of the completed storage centers for $13.4 million. At December 31, 2002, we had guaranteed $20.4 million in outstanding debt for three properties related to this agreement.

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

Tax Retention Operating Leases

     The following table summarizes the properties and obligations under these Tax Retention Operating Leases as of December 31, 2002.

	Number	Estimated		Total Cost to Date as
	of	Completed Cost of		of December 31,				Residual
	Projects	Projects (1)		2002 (2)		Option Price		Guarantee

TROL Developments:
Operating Properties (3)	21	$129.9	million	$117.7	million	$117.7	million	$102.4	million
Construction in progress (4)	8	61.9	million	27.3	million	24.9	million	21.6	million
Land purchased pending construction (5)	7	47.0	million	13.1	million	11.9	million	10.3	million

Total	36	$238.8	million	$158.1	million	$154.5	million	$134.3	million

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

(2)	Includes amounts for which we have not yet been reimbursed as construction agent.

(3)	We have subleased the operations of one property to a third party in which we have no ownership. Therefore, the operating results of this property are not included in our discussion of operating properties.

(4)	We have subcontracted out the construction agent responsibilities for 2 of these properties to an affiliate.

(5)	We have subcontracted out the construction agent responsibilities for 1 of these properties to an affiliate.

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

     In December 2002, we exercised our purchase option on three of the leased properties. During December 2002, these three properties generated $35,000 in NOI which represents 28% of projected monthly NOI at maturity. The yield on these three properties is projected to average 6.3% during 2003, as two of these properties are still in rent-up.

     During 2001 we entered into three interest rate swaps to mitigate the risk of interest rate fluctuations related to our various options at the end of the Tax Retention Operating Lease transaction. Although these derivative instruments meet our economic objectives, they do not qualify for hedge accounting under SFAS No. 133. These financial instruments are recorded on the Balance Sheet at estimated fair value and adjusted each period through earnings. As of December 31, 2002, our liability under the swaps is $12.6 million. We recorded $11.0 million and $1.6 million in unrealized loss for these financial instruments for the years ended December 31, 2002 and 2001, respectively. (See Note X to our Consolidated Financial Statements).

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

     Our net loss from European operations, including our interest in Recom & Co. (see OFF BALANCE SHEET TRANSACTIONS), was $2.1 million, $2.0 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. These results are reported under Expenses as “Loss from Other Real Estate Investments” in our Consolidated Statements of Income. Our portion of FFO losses (See FUNDS FROM OPERATIONS), including our interest in Recom & Co., was $1.1 million, $1.3 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. During 2003, we expect to increase our ownership interest to just over 50% (See OFF BALANCE SHEET TRANSACTIONS). The following tables include certain financial and operating information that illustrate the performance of Shurgard Europe. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

Summary of European Properties:

		Total Net
	Operating	Rentable	Estimated Total
	Properties	Sq. Ft. (1)	Cost (1)

Country:
Belgium	17	1,007,000	$ 63.6 million
France	23	1,241,000	108.8 million
Netherlands	22	1,197,000	106.5 million
Sweden	20	1,127,000	93.8 million
Denmark	4	215,000	22.8 million
United Kingdom	10	539,000	87.8 million

	96	5,326,000	$483.3million

(1)	Total net rentable square feet and estimated total cost when all phases are complete.

Condensed Financial Information of Shurgard Europe

(in thousands)	December 31, 2002	December 31, 2001

Assets
Storage centers
Land	$80,124	$53,623
Buildings and equipment, net	279,195	170,279
Construction in progress	90,772	68,050

Total storage centers	450,091	291,952
Cash and cash equivalents	24,978	15,324
Other assets	68,425	48,261

Total assets	$543,494	$355,537

Liabilities and Equity
Accounts payable and other liabilities	$46,434	$42,524
Notes payable to SSCI	49,317	—
Lines of credit	270,936	174,506
Subordinated notes payable to related parties	127,620	91,870

Total liabilities	494,307	308,900
Shareholders equity	49,187	46,637

Total liabilities and shareholders equity	$543,494	$355,537

	Year Ended	Year Ended
(in thousands)	December 31 2002	December 31 2001

Revenue
Real estate operations	$43,512	$26,526
Other	257	20

Total revenue	43,769	26,546

Expenses
Operating	39,144	29,498
Depreciation and amortization	12,959	9,045

Total expenses	52,103	38,543

Loss from operations	(8,334)	(11,997)

Other Income (Expense)
Interest:
Interest on notes to related parties	(10,190)	(7,745)
Interest on loans	(13,903)	(8,749)

Loss before income tax benefit	(32,427)	(28,491)
Income tax benefit	8,155	8,305

Loss before cumulative effect of accounting change	(24,272)	(20,186)
Cumulative effect of accounting change	—	(1,106)

Net Loss	$(24,272)	$(21,292)

European Same Store Operations

     The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined for the year ended December 31, 2002 and 2001.

	Year Ended December 31,			Year Ended December 31,

			% Change
(dollars in thousands except average rent)	2002	2001	(1)	2001	2000	% Change (1)

Real estate operations revenue	$23,153	$19,918	16.2%	$10,694	$9,140	17.0%
Direct operating and real estate tax expense (2)	6,880	7,063	-2.6%	3,116	3,240	-3.8%

NOI	16,273	12,855	26.6%	7,578	5,900	28.4%
Indirect operating and leasehold expense (3)	3,846	4,791	-19.7%	2,750	3,327	-17.3%

NOI after indirect operating and leasehold expense	$12,427	$8,064	54.1%	$4,828	$2,573	87.6%

Avg. annual rent per sq.ft. (4)	$16.60	$15.40	7.8%	$13.10	$12.70	3.1%
Avg. sq.ft. occupancy	81%	76%		84%	75%
Total net rentable sq.ft.	1,612,000	1,612,000		934,000	934,000
No. of properties	28	28		16	16

(1)	Amounts have been translated from local currencies using the average exchange rate for 2002 for the 2002 to 2001 comparison and using the average exchange rate for 2001 for the 2001 to 2000 comparison.

(2)	Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.

(3)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

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

European Development

     The following table summarizes European developments by country during the past three years:

				Total net Rentable
				Sq. Ft. when all
	Number of	Estimated Total Cost		phases are
	Properties	(1)		complete

Opened in 2002
Belgium	2	$5.9	million	101,000
France	7	36.3	million	376,000
United Kingdom	3	30.0	million	163,000
Netherlands	7	34.6	million	368,000
Sweden	3	15.6	million	151,000
Denmark	2	11.9	million	106,000

Opened in 2002	24	$134.3	million	1,265,000

Opened in 2001
Belgium	1	$3.1	million	51,000
France	5	27.5	million	280,000
United Kingdom	2	18.5	million	102,000
Netherlands	9	40.9	million	485,000
Sweden	6	26.8	million	315,000
Denmark	2	10.9	million	110,000

Opened in 2001	25	$127.7	million	1,343,000

Opened in 2000
France	7	$33.7	million	407,000
United Kingdom	2	17.2	million	95,000
Netherlands	5	24.5	million	284,000
Belgium	3	12.0	million	186,000
Sweden	2	9.8	million	123,000

Opened in 2000	19	$97.2	million	1,095,000

(1)	The actual completed cost of these projects are reported in U.S. dollars and could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See Item 1 Business –Risk Factors.)

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

	Number of	Estimated Completed		Total Cost to Date as of
	Projects	Cost of Projects (1)		December 31, 2002

New Developments
France	1	$5.5	million	$5.5 million
Sweden	1	$4.4	million	$1.3 million
United Kingdom	1	$8.9	million	$6.2 million

(1)	The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See Item 1 Business – Risk Factors)

RELATED PARTY TRANSACTIONS

     On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe redeemable on December 31, 2004. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. If Shurgard Europe issues more than $40 million in bonds during the first 12 months, it has the option of increasing our total notional subscription to $75 million. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, on paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 100 basis points of the undrawn amount payable in arrears on an annual basis. These fees are being recognized as revenue using the effective interest method over the extended term of the bonds. Our intent is to hold these bonds to maturity. As of December 31, 2002, $49.3 million of bonds had been issued to us and we have recorded $1.4 million in interest income. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes.

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

     Interest expense consists of two components: interest on loans and amortization of participation rights discount. Interest expense on line of credit and notes payable increased from 2000 to 2001 and again from 2001 to 2002 due to increases in the outstanding balances. This increase from 2001 to 2002 represents borrowings related to the purchase of a 74% interest in Morningstar and the development of new storage centers and acquisitions. Additionally, we capitalized interest related to the construction of domestic storage centers of $102,000, $1.3 million and $3.8 million in 2002, 2001 and 2000, respectively. In 2002, we reduced the participation rights liability associated with CCP/Shurgard by $6.4 million which resulted in decreased amortization for the second half of 2002. The amortization of participation rights discount increased from 2000 to 2001 due to the increase in the number of stores subject to participation rights and changes in the estimated cash flows related to those rights. (See Note H to our Consolidated Financial Statements). Amortization of loan costs of $1.4 million, $2.1 million and $2.1 million is included in amortization expense for 2002, 2001 and 2000, respectively. During 2001 we entered into three interest rate swaps to mitigate the risk of interest rate fluctuations related to the company’s various options at the end of its Tax Retention Operating Lease transaction. Since these transactions do not qualify for hedge accounting treatment under SFAS No. 133, we recorded $11.0 million and $1.6 million in unrealized loss for these financial instruments for the years ended December 31, 2002 and 2001, respectively. (See Note X to our Consolidated Financial Statements).

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

     OTHER REAL ESTATE INVESTMENTS

     The following table shows income (loss) from unconsolidated real estate investments for the years ended December 31, 2002, 2001 and 2000. All income and loss amounts reflect our pro rata ownership percentage and are reported under Expenses as “Loss from Other Real Estate Investments” in our Consolidated Statement of Net Income.

Loss from Other Real Estate Investments

(in thousands)	2002	2001	2000

Containerized storage	$—	$(1,679)	$(1,842)
Unconsolidated joint ventures	632	(1,083)	(1,668)
Participating mortgages	31	1,500	1,659
European Operations	(2,059)	(2,009)	(1,569)

	$(1,396)	$(3,271)	$(3,420)

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

     Our losses, net of tax, related to STG for the years ended December 31, 2002, 2001 and 2000 were $558,000, $5.8 million and $1.8 million, respectively. The losses for 2001 include expenses accrued in the fourth quarter 2001 in connection with the closure of the Orange County and Atlanta warehouses discussed above, as well as $1.7 million in impairment of existing assets and goodwill. In connection with the warehouse closures discussed above, we performed an impairment analysis on the remaining assets and goodwill related to STG. Impairment expense was calculated as the difference between fair value, using the discounted cash flow method, and the book value. The goodwill impairment, asset impairment and exit cost accrual are recorded in “General, administrative and other” on the 2001 Consolidated Statement of Income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No.133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS No.133 effective January 1, 2001. We use derivatives to mitigate the risk of interest rate fluctuations. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in Other Comprehensive Income and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

     In June 2001, the FASB issued SFAS No.141, “Business Combinations.” SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. During 2002, we purchased a 74% interest in Morningstar which was accounted for as a purchase in compliance with SFAS No.141.

     In June 2001, the FASB issued SFAS No.142, “Goodwill and Other Intangible Assets.” SFAS No.142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased on adoption of this statement. We implemented SFAS No.142 on January 1, 2002. In connection with the adoption of this statement and our annual evaluation, we evaluated our goodwill and determined that goodwill remaining on the books as of December 31, 2002 was not impaired. The remaining goodwill of $25 million has been determined to have an indefinite life and amortization of this goodwill ceased on adoption of this statement.

          In July 2001, the FASB issued SFAS No.143, “Accounting for Asset Retirement Obligations.” This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for us beginning in 2003. Adoption of FASB No. 143 is not expected to have a significant impact on our financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” The statement supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of business (as previously defined in that Opinion). SFAS No.144 establishes a single accounting model, based on the framework established in SFAS No.121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No.121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No.144 is effective for us in 2002. The adoption of SFAS No.144 has not had a significant impact on our financial position or results of operations.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for us beginning in 2003. On adoption, extinguishments of debt will be classified under the criteria in APB Opinion No. 30. Amounts from 2002 and 2001 will be reclassified into Income from Operations on adoption of SFAS No.145.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No.146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No.146 is effective for exit or disposal activities initiated after December 31, 2002. On adoption, costs associated with exit or disposal activities will be recognized as incurred.

     In November 2002, insert the the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. (See Note D, J and V to our Consolidated Financial Statements).

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amended SFAS No.123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS.No. 148 is effective for periods ending after December 15, 2002. We have adopted the disclosure provisions of SFAS No.148 and we continue to account for stock- based compensation under APB No. 25; therefore, SFAS .No. 148 will have no effect on our financial position, results of operations or cash flows. (See Note Q to our Consolidated Financial Statements).

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” for entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation

No. 46 becomes effective for us beginning July 2003. It is reasonably possible that we will be considered the primary beneficiary of variable interest entities created prior to February 1, 2003, on adoption of FASB Interpretation No. 46, and therefore will be required to consolidate the assets and liabilities of these entities on adoption of FASB Interpretation No. 46, which will have a material effect on our balance sheet and results of operations. (See Note J to our Consolidated Financial Statements and OFF BALANCE SHEET TRANSACTIONS).

     We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS No. 66, “Accounting for Sales of Real Estate”, as financing arrangements. (See Note H to our Consolidated Financial Statements).

FUNDS FROM OPERATIONS

     Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts’ (NAREIT) October 1999, as amended in April 2002, White Paper on Funds from Operations, is defined as net income, calculated in accordance with generally accepted accounting principles (GAAP) including non-recurring events, except for those defined as “extraordinary items” under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred shareholders. We believe that because amortization of participation rights discount reflect our partners’ increasing interests in unrecognized gains on depreciable operating properties (represented by the difference between the expected option price and our partners’ contributions), it is consistent to add it back to net income. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to “funds from operations” reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition.

	2002	2001	2000

Net income	$56,633	$33,312	$32,307
Gain on sale of operating real estate	(942)	(2,044)
Early extinguishment of debt	(1,724)	1,445
Preferred distribution	(14,695)	(15,098)	(8,750)
Depreciation/amortization	47,963	45,234	40,693
Adjustment to depreciation/amortization from unconsolidated joint ventures and subsidiaries	3,294	3,339	3,310
Deferred financing costs	(1,439)	(2,081)	(2,061)
Amortization of participation rights discount	4,824	16,876	11,262

FFO	$93,914	$80,983	$76,761

     FFO for 2002 increased $12.9 million over 2001 FFO, which had increased $4.2 million over 2000. As previously discussed, this growth rate reflects the improved performance of the original portfolio of properties as well as the addition of properties over the past three years through acquisitions and developments. In 2003, assuming we grow Same Store NOI after indirect operating and leasehold expense at 0% to 3%, we directly finance new developments and we increase our interest in Shurgard Europe to just over 50%, we expect FFO to increase $8.3 million to $13.6 million. This expectation regarding FFO growth constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act and is based on several assumptions. If any of these assumptions are not satisfied or prove to be incorrect, actual results could differ materially from those indicated in the statement. The risks and uncertainties that may cause these assumptions and this forward-looking statement to prove to be incorrect include the risks that implementation of the business plan, including marketing and sales initiatives, will not be successful and that our earnings, expenses or revenues may be affected by other factors, such as the risk that competition from new self storage facilities or other storage alternatives may cause rents to decline, occupancy rates to drop, or delays in rent up of newly developed properties. We may experience increases in labor, taxes, marketing and other operating and construction expenses. For a discussion of the factors that might cause these assumptions not to occur see SEGMENT PERFORMANCE, OTHER REAL ESTATE INVESTMENTS, OWNERSHIP AND LEASING ARRANGEMENTS and Risk Factors in (Item 1) Business of this Annual Report on Form 10-K/A.

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

     In November 2001 we purchased an additional partnership unit in Shurgard Institutional Fund LP for $1.3 million. We currently own 23 of 25 units and are entitled to 92% of this partnership’s limited partner distributions.

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

     During 2000, Shurgard/Fremont Partners II (SFPII) borrowed an additional $12.9 million under its non-recourse credit facility. On October 1, 2001, we exercised our option to acquire our joint venture partner’s interest in SFP II for $37.7 million. This payment was accounted for as a reduction in participation rights (See Note H in our Consolidated Financial Statements). On September 28, 2001, we repaid the partnership’s outstanding mortgage financing of approximately $62.3 million with proceeds from our common stock offering and incurred $409,000 in expenses in connection with the early extinguishment of this debt.

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

SHORT-TERM AND LONG-TERM LIQUIDITY

     Cash balances increased from $7.0 million at December 31, 2001 to $11.7 million at December 31, 2002 primarily due to payment of notes payable and the purchase of participation rights offset by the common and preferred stock offerings. The following table summarizes certain information regarding our liquidity and capital resources:

	At December 31,

	2002	2001	2000

Debt to total assets (2)	43%	38%	36%
Total market capitalization (1)	$1,874 million	$1,708 million	$1,264 million
Debt to total market capitalization (1) (2)	32%	28%	35%
Weighted avg. interest rate (3)	7.23%	7.87%	8.25%

(1)	Total market capitalization is based on the closing market price as of December 31, 2002, of the Class A Common Stock, Series B Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock multiplied by their respective total number of outstanding shares plus total debt.

(2)	Debt includes notes payable and line of credit and participation rights.

(3)	Represents weighted average interest rate on our outstanding domestic line of credit and notes payable.

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

COMMITMENTS AND CONTINGENCIES

     The following tables summarize our contractual obligations and our off-balance sheet commitments.

	Payments due by Period

					2008 and
(in thousands)	Total	2003	2004-2005	2006-2007	beyond

Contractual Obligations
Long-term debt	$443,289	$66,266	$73,123	$52,595	$251,305
Operating lease obligations	77,363	5,644	11,274	11,066	49,379
Partcipation rights liability (1)	47,472	27,406	20,066	—	—

Total	$568,124	$99,316	$104,463	$63,661	$300,684

	Amount of Commitment Expiration per Period

	Total
	amounts				2008 and
(in thousands)	Committed	2003	2004-2005	2006-2007	beyond

Other Commercial Commitments & Contingent Liabilities
Joint Venture loan guarantees (2)	$15,097	$4,426	$8,971	$1,700	$—
Residual lease guarantees on tax retention operating leases (3)	134,342		134,342
Development contract commitments	316	316
Other related party guarantees	20,363		20,363
Contingent obligations under European joint venture (4)	147,600	147,600	—	—	—

Totals	$317,718	$152,342	$163,676	$1,700	$—

(1)	Estimate of amount and timing of cash flows. See Development Financing Joint Ventures under OWNERSHIP AND LEASING
ARRANGEMENTS.

(2)	See Unconsolidated Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.

(3)	See Tax Retention Operating Leases under OWNERSHIP AND LEASING ARRANGEMENTS.

(4)	See EUROPEAN OPERATIONS. Bank debt for which we are contingently liable as a general partner of Recom. The debt matures in 2003, or sooner, if we, our partners in Recom or Shurgard Europe default in our separate indebtedness.

OFF BALANCE SHEET TRANSACTIONS

Tax Retention Operating Leases

     In 2001, we executed an agreement with a third party, SCT to enter into up to $250 million worth of tax retention operating leases. SCT is a trust that takes title to the development properties identified by us, constructs them to our specifications and then leases them to us for a period of four years with available extensions. Under the lease and related agreements, we will function as construction agent and tenant. We have the option to acquire a property at or before the end of its lease term. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement. If we elect to purchase the property, the purchase price will be equal to the total property cost plus interest carry and a fixed equity return to SCT at a combined rate of approximately 150 basis points over London Interbank Offering Rate (LIBOR). Prior to such purchase, we will have no ownership interest in these properties. The lease term for these properties begins on SCT’s acquisition of the land and/or an existing storage center. Financing for acquisitions is provided under a credit facility provided by commercial banks to SCT. Rent commences under the lease on completion of construction and equals the lesser of 85% of the storage center’s positive monthly net operating income or SCT’s interest carry costs.

     SCT has total assets of $155.6 million consisting of storage centers, both operating and under construction, and liabilities of $154.1 million that consists primarily of SCT’s line of credit. As construction agent we are entitled to a developer fee to the extent of costs incurred. During 2002, we exercised our option to purchase three properties from SCT at a cost of $14.2 million.

     In connection with these leases, we have residual lease guarantees totaling 87% of SCT’s property costs. Under the terms of the lease, if we do not elect to exercise our purchase option and the properties are sold to a third party for less than SCT’s property cost, then we are liable for the difference up to the guarantee amount. At December 31, 2002, our maximum exposure to loss is $134.3 million, the total of our residual lease guarantees on 36 properties.

Recom

     Recom & Co SNC (Recom) is a Belgian partnership in which we, our European operating partners and some Shurgard Europe employees have ownership interests as described below. Our interests and those of Recom and some of our European partners reflect fully diluted equity interests, after taking into account the exercise of warrants as described below. Recom holds a 53.83% interest in Shurgard Europe as described below. We own a 9.11% interest in Recom and our European operating partners and an entity comprised of some Shurgard Europe employees own collectively a 1.24% interest. The remaining 89.65% interest is held by a trust funded by a commercial banking group through which Recom has established a $168.5 million credit facility. As a general partner of Recom, we are contingently liable for repayment of any amounts outstanding under the credit facility in the event of default. Balances under the credit facility are unsecured, bear interest at LIBOR plus 1.5% (plus certain additional costs) and mature on June 21, 2003. The loan contains customary affirmative and negative lending covenants and default provisions that apply to us, our other Recom partners and Shurgard Europe and could be due prior to maturity in the event of default by us or them in our or their separate indebtedness. Recom is managed by one of our European operating partners who are responsible for day to day operations. Any significant capital commitment or any sale of assets requires unanimous approval of all partners. We, our European operating partners and some of the Shurgard Europe employees have the right to increase our respective equity interests in Recom, pro rata in proportion to our existing ownership, by purchasing additional shares at a Euro fixed price. For example, if we and these partners were to purchase additional interests to provide capital for repayment of the credit facility balance at December 31, 2002, our interest would increase to 87.65%. If we were the only party to purchase additional interests for this purpose, our interest would increase to 99.58%. One of our European operating partners has an option, exercisable in June 2003, to purchase the trust’s interest in Recom identified above for a fixed price and is subject to a put option by the trust, exercisable also in June 2003, with respect to the same interest at the same price.

          As of December 31, 2002, Recom’s investment in Shurgard Europe consisted of current equity of 16.1 million Euro (US$18.4 million) and warrants to purchase additional equity for 118.2 million Euro (US$123.9 million). In addition, Recom has funded Shurgard Europe subordinated debt of 121.8 million Euro (US$127.6 million) that bears interest at 8.25% per annum and matures in 2009. Recom’s 53.83% interest in Shurgard Europe referred to above reflects the exercise of these warrants in full.

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

     Recom has total assets of $146.7 million and total liabilities of $151.1 million of which we guarantee $147.6 million. Recom’s assets include investment in Shurgard Europe of $18.4 million, loan to Shurgard Europe of $127.6 million and other assets of $0.7 million. It is reasonably likely that we will be considered the primary beneficiary of Recom under FASB Interpretation No. 46 on July 1, 2003, and that we will have to consolidate the assets and liabilities of Recom into Shurgard’s financial statements. Our maximum exposure to loss would be our contingent liability as general partner which totaled $147.6 million at December 31, 2002.

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

     Shurgard Europe is managed by a board of managers in which we hold 50% of the votes, our European operating partners hold 7% and the institutional investors collectively hold 43%. Substantially all major decisions require approval of managers holding at least 80% of the votes. The joint venture agreement provides that if, by December 31, 2004, the institutional investors have not had an opportunity to liquidate their interests through an initial public offering or a sale of all their interests, then they may initiate steps that could lead to an initial public offering or to the sale of Shurgard Europe or its assets in accordance with prescribed procedures. All partners’ interests in Shurgard Europe are subject to a right of first refusal. We, Recom and our European operating partners are subject to other restrictions on transfer and sale. The operation of these provisions could substantially affect our ownership interest in and the structure of our European investment.

     Shurgard Europe has total assets of $543.5 million and total liabilities of $494.3 million including $49.3 million bonds payable to us and $127.6 million note payable to Recom. Our maximum exposure to loss would be the balance of the bonds payable to us of $49.3 million at December 31, 2002.

     We are currently evaluating the joint ventures and Shurgard Europe on an entity by entity basis to determine if they meet the criteria to be classified as a variable interest entity under the requirements of FASB Interpretation No. 46. Some of all of these entities may be required to be consolidated in our financial statements beginning July 1, 2003.

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

     Finally, in order to maintain our status as a REIT, we must satisfy on a quarterly basis various tests restricting the nature of our assets. In general, at least 75% of our assets must consist of real estate assets, cash, cash items (including receivables) and government securities. Furthermore, we may not hold securities of any issuer that represent (i) more than 5% of the value of our total assets or (ii) more than 10% of the vote or value of the issuer’s outstanding securities, and no more than 20% of the value of our total assets may be represented by securities in one or more taxable REIT subsidiaries. While we intend to manage our activities so that we continue to satisfy these asset tests in the future, we can provide no assurance that we will be able to do so.

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

Expected maturity
date	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Liabilities
Lines of credit	$113,525						$113,525	$113,525
Variable rate	2.68%
Interest rate
Notes payable
Fixed rate		$50,000	$13,919	$2,595	$50,000	$251,306	$367,820	$439,440
Interest rate	7.64%	7.66%	7.66%	7.60%	7.60%	7.60%
Variable rate			$9,204				$9,204	$9,204
Interest rate	3.68%	4.52%	5.66%
Interest rate derivatives								$(12,601)
Interest rate swaps
Variable to fixed	$66,266						$66,266	$(2,066)
Avg. pay rate	6.93%
Avg. received rate	4.18%

Item 8 - Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2002	2001
	(as restated)	(as restated)

ASSETS:
Storage centers:
Land	$293,306	$263,324
Buildings, equipment and other, net	961,901	872,269
Construction in progress	7,948	900

Total storage centers	1,263,155	1,136,493
Other real estate investments	29,403	29,146
Cash and cash equivalents	11,662	6,982
Restricted cash	1,098	815
Notes receivable from related parties	49,317	—
Goodwill	24,506	25,919
Other assets, net	41,035	39,450

Total assets	$1,420,176	$1,238,805

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts payable and other liabilities	$62,257	$45,260
Lines of credit	113,525	47,795
Notes payable	446,837	375,298
Participation rights liability, net of discount of $2,370 and $17,777, respectively	47,472	47,654

Total liabilities	670,091	516,007

Minority interest	15,374	6,375
Commitments and contingencies ( Notes H, J, R and V)
Shareholders’ equity:
Series B Cumulative Redeemable Preferred Stock; $0.001 par value: 2,000,000 shares authorized; none and 2,000,000 shares issued and outstanding; liquidation preference of $50,000,000	—	50,000
Series C Cumulative Redeemable Preferred Stock; $0.001 par value: 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000,000	48,115	48,115

See Notes to Consolidated Financial Statements

	December 31,	December 31,
	2002	2001
	(as restated)	(as restated)

Series D Cumulative Redeemable Preferred Stock; $0.001 par value: 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250,000	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 35,934,249 and 32,655,408 shares issued and outstanding	36	33
Class B Common Stock, $0.001 par value; 500,000 shares authorized; none and 154,604 issued and outstanding	—	—
Loans to shareholders	—	(2,772)
Additional paid-in capital	804,582	707,317
Accumulated net income less distributions	(199,217)	(168,377)
Accumulated other comprehensive loss	(1,873)	(961)

Total shareholders’ equity	734,711	716,423

Total liabilities and shareholders’ equity	$1,420,176	$1,238,805

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)

	Year ended	Year ended
	December 31, 2002	December 31, 2001	Year ended
	(as restated)	(as restated)	December 31, 2000

Revenue
Real estate operations	$252,938	$226,362	$200,343
Other	11,175	6,228	1,615

Total revenue	264,113	232,590	201,958

Expenses
Operating	82,111	68,890	58,124
Depreciation and amortization	47,963	45,234	40,693
Real estate taxes	24,268	20,148	17,940
Loss from other real estate investments	1,396	3,271	3,420
General, administrative and other	11,195	11,770	4,911

Total expenses	166,933	149,313	125,088

Income from operations	97,180	83,277	76,870

Other Income (Expense)
Interest:
Interest on loans	(32,025)	(36,562)	(36,175)
Amortization of participation rights discount	(4,824)	(16,876)	(11,262)
Unrealized loss on financial instruments	(10,999)	(1,602)	—
Interest income and other	5,900	5,783	3,617

Other income (expense), net	(41,948)	(49,257)	(43,820)

Minority interest	(637)	(808)	(743)

Income before income tax benefit and extraordinary item	54,595	33,212	32,307
Income tax benefit	314	1,545	—

Income before extraordinary items	54,909	34,757	32,307
Early extinguishment of debt	1,724	(1,445)	—

Net Income	$56,633	$33,312	$32,307

Net income allocation
Allocable to preferred shareholders	$14,695	$15,098	$8,750
Allocable to common shareholders	41,938	18,214	23,557

	$56,633	$33,312	$32,307

Net Income per Common Share:
Basic earnings per share:
Income before extraordinary item	$1.15	$0.63	$0.80
Early extinguishment of debt	0.05	(0.04)	—

Net Income	$1.20	$0.59	$0.80

Diluted earnings per share:
Income before extraordinary item	$1.13	$0.63	$0.79
Early extinguishment of debt	0.05	(0.04)	—

Net Income	$1.18	$0.59	$0.79

Distributions per common share	$2.11	$2.07	$2.03

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred		Class A		Class B
	Stock		Common Stock		Common Stock

(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Balance, Jan 1, 2000	4,000	$96,171	29,093	$29	155	$—
Comprehensive income:
Net income			—	—	—	—
Issuance of common stock	—	—	527	1	—	—
Payments on loan to shareholder	—	—	—	—	—	—
Distributions:
Preferred	—	—	—	—	—	—
Common	—	—	—	—	—	—

Balance, Dec. 31, 2000	4,000	96,171	29,620	30	155	—
Comprehensive income:
Net income (as restated)	—	—	—	—	—	—
Other comprehensive income (as restated)	—	—	—	—	—	—
Total comprehensive income (as restated)	—	—	—	—	—	—
Issuance of common and preferred stock	3,450	85,012	3,035	3	—	—
Payments on loan to shareholder	—	—	—	—	—	—
Distributions:
Preferred	—	—	—	—	—	—
Common	—	—	—	—	—	—

Balance, Dec. 31, 2001 (as restated)	7,450	181,183	32,655	33	155	—
Comprehensive income:
Net income (as restated)	—	—	—	—	—	—
Other comprehensive income (as restated)	—	—	—	—	—	—
Total comprehensive income (as restated)	—	—	—	—	—	—
Issuance of common and preferred stock	—	—	3,279	3	(155)	—
Redemption of common	(2,000)	(50,000)	—	—	—	—
and preferred stock Payments on loan to shareholder	—	—	—	—	—	—
Distributions:
Preferred	—	—	—	—	—	—
Common	—	—	—	—	—	—

Balance, Dec. 31, 2002 (as restated)	5,450	$131,183	35,934	$36	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumu-	Accumu-
			lated Net	lated Other
	Loans to		Income	Compre-
	Class B	Additional	Less Dis-	hensive
	Share-	Paid in	tributions	Income	Total
(in thousands)	holders	Capital	(as restated)	(as restated)	(as restated)

Balance, Jan 1, 2000	$(4,002)	$614,860	$(86,858)	$—	$620,200
Comprehensive income:
Net income	—	—	32,307	—	32,307
Issuance of common stock	—	12,490	—	—	12,491
Payments on loan to shareholder	326	—	—	—	326
Distributions:
Preferred	—	—	(8,750)	—	(8,750)
Common	—	—	(59,936)	—	(59,936)

Balance, Dec. 31, 2000	(3,676)	627,350	(123,237)	—	596,638
Comprehensive income:
Net income (as restated)	—	—	33,312	—	33,312
Other comprehensive income (as restated)	—	—	—	(961)	(961)

Total comprehensive income (as restated)	—	—	—	—	32,351
Issuance of common and preferred stock	—	79,967	—	—	164,982
Payments on loan to shareholder	904	—	—	—	904
Distributions:
Preferred	—	—	(15,098)	—	(15,098)
Common	—	—	(63,354)	—	(63,354)

Balance, Dec. 31, 2001 (as restated)	(2,772)	707,317	(168,377)	(961)	716,423
Comprehensive income:
Net income (as restated)	—	—	56,633	—	56,633
Other comprehensive income (as restated)	—	—	—	(912)	(912)

Total comprehensive income (as restated)	—	—	—	—	55,721
Issuance of common and preferred stock	—	97,265	—	—	97,268
Redemption of common	—	—	—	—	(50,000)
and preferred stock Payments on loan to shareholder	2,772	—	—	—	2,772
Distributions:
Preferred	—	—	(14,695)	—	(14,695)
Common	—	—	(72,778)	—	(72,778)

Balance, Dec. 31, 2002 (as restated)	$—	$804,582	$(199,217)	$(1,873)	$734,711

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended	Year ended
	December 31,	December 31,	Year ended
	2002	2001	December 31,
	(as restated)	(as restated)	2000

Operating activities
Net income	$56,633	$33,312	$32,307
Adjustment to reconcile net income to net cash provided by operating activities:
Early extinguishment of debt	(1,724)	1,445
Gain on sale of assets	(942)	(2,001)
Unrealized loss on financial instruments	10,999	1,602
Asset impairment	1,899
Depreciation and amortization	47,963	45,234	40,693
Amortization of participation rights discount	4,824	16,876	11,262
Losses from other real estate investments	3,032	4,062	5,932
Minority interest	637	808	743
Changes in operating accounts, net of effect of purchase of Morningstar Storage Centers, LLC:
Restricted cash	164	7,695	(1,344)
Other assets	3,584	(3,746)	(5,099)
Accounts payable and other liabilities	1,417	11,189	1,113

Net cash provided by operating activities	128,486	116,476	85,607

Investing activities:
Construction, acquisition and improvements to storage centers	(44,838)	(65,295)	(106,693)
Proceeds from sale of assets	2,409	3,720
Purchase of other real estate investments	(4,413)	(1,946)	(4,908)
Purchase of non-competition agreements	(960)	(3,448)	(583)
Bond receivable from European affiliate	(49,317)
Increase in loans to affiliates			(2,204)
Increase in cash due to consolidation of containerized storage operations		90
Purchase of additional interest in affiliated partnership		(1,296)	(3,807)
Purchase of interest in Morningstar Storage Centers, LLC, net of cash acquired	(60,257)
Distribution in excess of earnings from other real estate investments	451	709	483

Net cash used in investing activities	(156,925)	(67,466)	(117,712)

See Notes to Consolidated Financial Statements

Financing activities:
Proceeds from notes payable	19,538	207,623	73,103
Payments on notes payable	(10,142)	(237,754)	(21)
Proceeds from (payments on) lines of credit, net	65,730	(42,130)	(12,077)
Payments on participation rights	(4,369)	(69,704)
Payment of loan costs	(245)	(4,964)	(2,237)
Proceeds from financing arrangements	1,376	731	35,390
Proceeds from issuance of common stock, net	82,254	76,018
Proceeds from preferred stock offering, net		83,068
Proceeds from payments on loans to shareholder	2,863	904	326
Proceeds from participating mortgages	2,530	10,416
Distributions paid	(87,473)	(78,453)	(68,686)
Payment for redemption of preferrred stock	(50,000)
Proceeds from exercise of stock options and dividend reinvestment plan	15,009	5,896	3,284
Contribution received from minority partners			228
Distributions paid to minority partners	(3,952)	(1,343)	(1,186)

Net cash provided by (used in) financing activities	33,119	(49,692)	28,124

Increase (decrease) in cash and cash equivalents	4,680	(682)	(3,981)
Cash and cash equivalents at beginning of period	6,982	7,664	11,645

Cash and cash equivalents at end of period	$11,662	$6,982	$7,664

Supplemental schedule of cash flow information:
Cash paid for interest on loans	$11,195	$31,538	$31,188

Cash paid on participation rights	$—	$1,303	$2,225

Supplemental schedule of noncash investing transactions:
Fair value adjustments of derivatives	$(11,912)	$(2,563)

Conversion of note receivable to equity investment in STG		$16,238

Non-cash contribution from minority interest partners		$3,324

Common stock issued as consideration for partnership interest			$9,213

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

Note B - Summary of Significant Accounting Policies

     Basis of presentation: The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America and include the accounts of Shurgard and our subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. We consolidate the accounts of those subsidiaries or joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of assets. All investments in joint ventures that do not qualify for consolidation, but in which we exercise significant influence, are accounted for under the equity method and are included in other real estate investments.

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

     Recent accounting pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.141, “Business Combinations.” SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. During 2002 we purchased a 74% interest in Morningstar Storage Centers, LLC (Morningstar) which was accounted for as a purchase in accordance with SFAS No. 141. (See Note D).

     In June 2001,the FASB issued SFAS No.142, “Goodwill and Other Intangible Assets.” SFAS No.142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased on adoption of this statement. We adopted SFAS No.142 on January 1, 2002. In connection with the adoption of this statement and our annual evaluation, we evaluated our goodwill and determined that goodwill of $25 million was not impaired. See Note N.

     In July 2001, the FASB issued SFAS No.143, “Accounting for Asset Retirement Obligations.” This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for us beginning in 2003. Adoption of SFAS No.143 is not expected to have a significant impact on our financial position, results of operations, or cash flows.

     In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of business (as previously defined in that Opinion). SFAS No.144 establishes a single accounting model, based on the framework established in SFAS No.121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No.121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of the impairment of long-lived assets to be disposed of by sale. We adopted SFAS No.144 on January 1, 2002. The adoption of SFAS No.144 did not have a significant impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary, unless the debt extinguishment is both unusual in nature and infrequently occurring under the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions“SFAS No. 145 will be effective for us beginning in 2003. On adoption, extinguishments of debt will be classified under the criteria in APB Opinion No. 30. Amounts from 2002 and 2001 will be reclassified into Income from Operations on adoption of SFAS No.145.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and associated liabilities to be recognized at fair value . SFAS No.146 is effective for exit or disposal activities initiated after December 31, 2002. On adoption, costs associated with exit or disposal activities will be recognized as incurred.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No.123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for periods ending after December 15, 2002. We have adopted the disclosure provisions of SFAS No.148 and continue to account for stock-based compensation under APB Opinion No. 25, therefore, SFAS No. 148 will have no effect on our financial position, results of operations or cash flows (See Note Q). If we had recorded compensation expense in accordance with SFAS No.123, we would have recognized $1.1 million, $1.9 million and $1.5 million in expense for the years ended December 31, 2002, 2001 and 2000. Our net income for those years would have been $55.6 million, $31.5 million and $30.8 million, respectively.

     In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end (See Note V).

     In January 2003,the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” for entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 becomes effective for us beginning July 2003. It is reasonably possible that we will be considered the primary beneficiary of variable interest entities created prior to February 1, 2003, and therefore will be required to consolidate the assets and liabilities of these entities, upon adoption of FASB Interpretation No. 46, which will have a material effect on our balance sheet and results of operations (See Note D, J and V).

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

     Financing arrangements: We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS No.66, “Accounting for Sales of Real Estate,” as financing arrangements. (See Note H).

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

     Shurgard TRS, Inc. (Shurgard TRS), a wholly owned subsidiary, is a taxable REIT subsidiary and is subject to corporate level tax. Shurgard Storage To Go, Inc. (STG), Shurgard Preferred Partners, SS Income Plan and Storage Line Management are wholly owned subsidiaries of Shurgard TRS. At December 31, 2002, Shurgard TRS had a deferred tax asset primarily attributable to net operating loss carryforwards from STG that will expire beginning in 2017, and other temporary differences in fixed assets and operating losses (See Note M). When determining the necessary amount, if any, of valuation allowance on the deferred tax asset, we estimate projected future taxable income from all sources and analyze whether it is more likely than not that we will be able to realize all tax benefits.

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

     Valuation of long-lived assets: Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. During 2002 we determined that certain parcels of land held for sale were impaired. Using the expected cash flow method, we determined that the net book value of this land exceeded its fair value less costs to sell. The total impairment loss for these parcels of land was $1.9 million and is included in General, administrative and other expense in the Consolidated Statement of Net Income for 2002. The land held for sale with a carrying value of $4.4 million is included in Other assets on the Balance Sheet.

     At December 31, 2001, we determined that certain assets of STG were impaired. The closure of two warehouses in Southern California and Atlanta caused us to evaluate the assets of the three remaining warehouses in Washington, Northern California and Oregon (See Note L). Using the discounted cash flow method for determining the fair value of assets associated with these warehouses, we determined that the remaining net book value of assets in the Oregon warehouse in the amount of $268,000, and $1.5 million of goodwill associated with the Northern California and Washington warehouses were impaired. The total impairment loss of $1.7 million is included in General, administrative and other in the Consolidated Statement of Income for 2001.

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

     Note C — Storage Centers

	December 31	December 31
	2002	2001
(in thousands)
Land	$293,306	$263,324
Buildings	1,181,774	1,036,193
Equipment and other	54,969	49,481

	1,530,049	1,348,998
Less: Accumulated Depreciation	(274,842)	(213,405)

	1,255,207	1,135,593
Construction in progress	7,948	900

	$1,263,155	$1,136,493

     Note D — Acquisitions

     On June 26, 2002 we acquired a 74% membership interest in Morningstar Storage Centers, LLC (Morningstar) for $62.0 million. The results of Morningstar’s operations have been included in our consolidated financial statements since that date. Morningstar operates and owns, directly or indirectly, 40 existing self-storage properties in North and South Carolina, including seven sites with pre-identified expansion opportunities and nine sites with continued development potential. In addition, we have entered into an agreement with certain of the members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by Morningstar and the properties to be developed in the joint ventures will be managed by the other members of Morningstar through an affiliated entity.

     This acquisition was accounted for as a purchase transaction. Assets and liabilities are recorded at book value plus 74% of the difference between book value and fair market value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Current assets	$2,780
Storage centers	144,888
Other assets	21

Total assets acquired	147,689
Current liabilities	2,254
Long-term debt	61,316
Minority interest	1,775

Total liabilities assumed	65,345

Net assets acquired	82,344
Fair value of minority interest	20,344

Purchase price	$62,000

     The following table summarizes unaudited pro forma results of operations for the years ended December 31, 2002 and 2001 as if the acquisition had taken place at the beginning of those periods.

	For year ended
	December 31, 2002	December 31, 2001

Pro Forma results of Operations
(in thousands)
Revenue	$272,294	$249,066
Income before extraordinary items	$55,286	$35,042
Net Income	$57,010	$33,597
Basic earnings per share:
Income before extraordinary items	$1.16	$0.64
Early extinguishment of debt	0.05	(0.04)

Net Income	$1.21	$0.60

Diluted earnings per share:
Income before extraordinary items	$1.14	$0.64
Early extinguishment of debt	0.05	(0.04)

Net Income	$1.19	$0.60

     In November 2001, we purchased one limited partner unit in Shurgard Institutional Fund LP from an unaffiliated third party for $1.3 million. We currently own 23 of 25 units and are entitled to 92.6% of this partnership’s limited partner distributions. As this represents a majority interest, Shurgard Institutional Fund LP is consolidated for financial statement purposes. We continue to own a general partnership interest in this partnership.

     In September 2000, we purchased 3 limited partner units of Shurgard Institutional Fund LP II for $3.8 million in cash. We currently own all of the 9.5 limited partner units and are entitled to 100% of LP distributions. We continue to own a general partnership interest in this partnership. Due to our majority interest, Shurgard Institutional Fund LP II is consolidated for financial statement purposes.

     We have an agreement with a California developer under which it purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers are purchased by a joint venture. Prior to such purchase, we have no ownership in the properties and accordingly, they are not included in any discussions in our operating results. The developer’s interest in the joint venture is based on a predetermined formula based on the fair value of the property at contribution. During 1999, the joint venture purchased one of the completed storage centers for $3.1 million; during 2000, the joint venture purchased an additional completed storage center for $11.0 million; and during 2001, we purchased two of the completed storage centers for $13.4 million. At December 31, 2002, we had guaranteed $20.4 million in outstanding debt for three properties related to this agreement. We recognized approximately $1.5 million, $1.2 million and $691,000 in earnings for years ended December 31, 2002, 2001 and 2000 respectively, which represents 90.7%, 78.7% and 77.3%, respectively, of joint ventures earnings.

Note E — Other Real Estate Investments

	December 31,	December 31,
	2002	2001

Investment in participating mortgages	$—	$2,555
Investment in joint ventures	29,403	26,591

	$29,403	$29,146

     Pursuant to affiliation agreements with three storage operators, we have developed 29 properties in joint ventures in which our ownership interests range from 50% to 90%. As of December 31, 2002, we had invested a total of $29.4 million in these joint ventures, net of joint venture earnings. We have guaranteed $15.1 million of loans. The financial results of these joint ventures are not consolidated in our financial statements because each affiliation agreement allows the local operator to control the daily operations of the property, and all significant investment decisions require the approval of both parties regardless of ownership percentage.

     As of December 31, 2001, we had $2.6 million invested in a participating mortgage loan. In addition to fixed interest payments, we received contingent interest payments from the mortgaged property equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreement. During 2002, we exercised our option to acquire this property.

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

Note F — Lines of Credit

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

Note G — Notes Payable

(in thousands)	December 31, 2002	December 31, 2001

Senior notes payable	$300,000	$300,000
Mortgage notes payable	143,289	75,298

	443,289	375,298
Premium on senior notes payable	1,601	—
Premium on mortgage notes payable	1,947	—

	$446,837	$375,298

     On July 24, 2002, we paid $1.2 million to retire a mortgage note payable incurring prepayment penalties of $164,000 which are included in early extinguishment of debt in the Consolidated Statements of Income.

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

Note H — Participation Rights

     During the past several years we formed four joint ventures; SFPI in May 1998 with Fremont Storage Partners I, SFPII in March 1999 with Fremont Storage Partners II, Shurgard/K&S I, LLC in October 1999 with K&S Storage, LLC and CCP/Shurgard Venture, LLC (CCP/Shurgard) in May 2000 with an affiliate of JP Morgan Partners. Under these joint venture agreements, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, on completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners’ contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI (See Note T) divided by 9.25%. Due to our continuing involvement with the storage centers, in accordance with SFAS No.66, “Accounting for Sales of Real Estate”, we do not recognize the sale of these properties and, due to the likelihood of our exercising the options, we account for these transactions as financing arrangements. Under this method we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our joint venture partners’ share of the estimated option purchase price based on the best evidence available to us. The discount is amortized as a component of interest expense over the term of the related agreements. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreements. The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our consolidated balance sheets, and the related revenue and expenses of these properties are included in our Consolidated Statements of Income.

     During 2001, we exercised our option to acquire our joint venture partner’s interest in SFP I, SFP II and Shurgard/K&S I for a total of $69.4 million. These acquisitions were accounted for as a reduction in participation rights liability.

     During 2002, we re-evaluated our estimate of the option price, the projected timing of our joint venture partner’s exercise of their put option and the related expected cash flows. These changes were accounted for as a change in estimate, reduced gross participation rights and subsequent amortization of participation rights. The effect of this change in estimate on the 2002 financial statements decreased gross participation rights by $6.4 million and increased income before extraordinary items and net income by $3.4 million and diluted earnings per share by $0.10.

     On June 27, 2002, we paid off the participating mortgage for one storage center. The lenders were to receive 90% of the property’s appreciation. As a result this mortgage was accounted for in the same manner as described above. We paid off this participating mortgage for $12.5 million including $7.3 million in mortgage debt and $0.2 million in prepayment penalties. The remaining $5.0 million payment was accounted for as reduction in participation rights. In connection with the early extinguishment of this debt, we recognized an extraordinary gain of $1.2 million, net of prepayment penalties.

     The following table summarizes the estimated liability for participation rights and the related discount:

(in thousands)
	December 31, 2002	December 31, 2001

Gross participation rights	$49,842	$65,431
Participation rights discount	(2,370)	(17,777)

Participation rights, net of discount	$47,472	$47,654

Note I — Lease Obligations

     We lease certain parcels of land and buildings under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

2003	$5,644
2004	5,596
2005	5,678
2006	5,603
2007	5,463
Thereafter	49,379

$77,363

     Expense under these leases was approximately $3.5 million, $2.6 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note J — Variable interest entities

Tax Retention Operating Leases

     In February 2001, we executed an agreement with a third party to enter into up to $250 million in tax retention operating leases in connection with the line of credit discussed in Note F. Most of our development projects since that time have been developed by this third party and leased through this facility. Under the related agreements, we function as construction agent and tenant. At the end of the lease term, we may acquire a property or it may be sold to a third party, or the lease may be extended by mutual agreement; we have the option to acquire a property at or before the end of its lease term. If we exercise our options, the purchase price for the property will be equal to the total property cost plus interest carry and a fixed equity return to the third party at a combined rate of approximately 150 basis points over LIBOR. Prior to such purchase, we have no legal ownership in these properties. As of December 31, 2002, the third party has eight storage centers under construction, has purchased land for construction of seven additional storage centers and has sixteen completed developments and four acquisitions with one additional completed storage center subleased to a third party. The lease term for these properties begins on the third party’s acquisition of the land and/or property. Rent commences under the lease on completion of construction and equals 85% of the storage center’s positive monthly net operating income. For the year ended December 31, 2002 and 2001, we paid $678,000 and $122,000, respectively, in lease payments on these properties. During 2002, we exercised our option on three properties for a total cost of $14.2 million. Additionally, during December 2002, we gave notice that we intend to exercise our option on one additional property for $2.6 million. This property has not been completed and we have determined that no further construction will be done on this property and the land will be sold. We have expensed $1.2 million in abandoned development expense in connection with this property. As of December 31, 2002, the assets in this variable interest entity have a carrying value of $155.6 million. In connection with these leases, our maximum exposure to loss is our liability for contingent residual lease guarantees totaling $134.3 million as of December 31, 2002.

European Partnership

     Recom & Co SNC (Recom) is a Belgian partnership in which we, our European operating partners and certain Shurgard Europe employees have ownership interests as described below. Our interests and those of Recom and some of our European partners reflect fully diluted equity interests, after taking into account the exercise of warrants as described below. Recom holds a 53.83% interest in Shurgard Europe as described below. We own a 9.11% interest in Recom, and our European operating partners and an entity comprised of some Shurgard Europe employees own collectively a 1.24% interest. The remaining 89.65% interest is held by a trust funded by a commercial banking group through which Recom has established a $168.5 million credit facility. As a general partner of Recom, we are contingently liable for repayment of any amounts outstanding under the credit facility in the event of default. Balances under the credit facility are unsecured, bear interest at LIBOR plus 1.5% (plus certain additional costs) and mature on June 21, 2003. The loan contains customary affirmative and negative lending covenants and default provisions that apply to us, our other Recom partners and Shurgard Europe and could be due prior to maturity in the event of default by us or them in our or their separate indebtedness. Recom is managed by one of our European operating partners who is responsible for day to day operations. Any significant capital commitment or any sale of assets requires unanimous approval of all partners. We, our European operating partners and some of the Shurgard Europe employees have the right to increase our respective equity interests in Recom, pro rata in proportion to our existing ownership interest, by purchasing additional shares at a Euro fixed price. For example, if we and these partners were to purchase additional interests to provide capital for repayment of the credit facility balance at December 31, 2002, our interest would increase to 87.65%. If we were the only party to purchase additional interests for this purpose, our interest would increase to 99.58%. One of our European operating partners has an option, exercisable in June 2003, to purchase the trust’s interest in Recom identified above for a fixed price and is subject to a put option held by the trust, exercisable also in June 2003, with respect to the same interest at the same price.

     Recom has total assets of $146.7 million and total liabilities of $151.1 million of which we guarantee $147.6 million. Recom’s assets include an investment in Shurgard Europe of $18.4 million, a loan to Shurgard Europe of $127.6 million and other assets of $0.7 million. Upon adoption of FASB Interpretation No. 46, it is reasonably likely that we will be considered the primary beneficiary of Recom and that we will have to consolidate the assets and liabilities of Recom in Shurgard’s financial statements. Our maximum exposure to loss would be our contingent liability as general partner which totaled $147.6 million at December 31, 2002.

Other joint ventures

     We operate 29 properties in unconsolidated joint ventures that have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. As of December 31, 2002, these joint ventures have total assets of $98.1 million and total liabilities of $67.2 million. We have guaranteed debt of $15.1 million related to these joint ventures. Our maximum exposure to loss is $44.5 million, the total of these guarantees and the net book value of our investment which was $29.4 million at December 31, 2002.

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

     Shurgard Europe is managed by a board of managers in which we hold 50% of the votes, our European operating partners hold 7% and the institutional investors collectively hold 43%. Substantially all major decisions require approval of managers holding at least 80% of the votes. The joint venture agreement provides that if, by December 31, 2004, the institutional investors have not had an opportunity to liquidate their interests through an initial public offering or a sale of their interests, they may initiate steps that could lead to an initial public offering or to the sale of Shurgard Europe or its assets in accordance with prescribed procedures. All partners’ interests in Shurgard Europe are subject to a right of first refusal. We, Recom and our European operating partners are subject to other restrictions on transfer and sale. The operation of these provisions could substantially affect our ownership interest in and the structure of our European investment.

     Shurgard Europe has total assets of $543.5 million and total liabilities of $494.3 million including $49.3 million bonds payable to us and $127.6 million note payable to Recom. Our maximum exposure to loss is the balance of the bonds payable to us of $49.3 million at December 31, 2002.

     We are currently evaluating the joint ventures and Shurgard Europe on an entity by entity basis to determine if they meet the criteria to be classified as a variable interest entity under FASB Interpretation No. 46. Based on completing the preliminary steps of this evaluation, some or all of these entities may be consolidated in our financial statements beginning July 1, 2003.

Note K - Related Party Transactions

          On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe redeemable December 31, 2004. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. If Shurgard Europe issues more than $40 million in bonds during the first 12 months, it has the option of increasing our total notional subscription to $75 million. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, on paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 100 basis points of the undrawn amount payable in arrears on a quarterly basis. These fees are being recognized as revenue using the interest method over the term of the bonds. Our intent is to hold these bonds to maturity. As of December 31, 2002, $49.3 million of bonds had been issued to us and we have recorded $1.4 million in interest income.

     We provide property management services to affiliates including marketing, maintenance, management information systems, access to our call center and management of on-site personnel. Management fees from related parties were $454,000 $393,000 and $250,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Note L - Exit Costs

     In December 2001, the Board of Directors approved an exit plan to discontinue the operations of STG in the Atlanta and Southern California markets. In connection with this decision, we accrued incremental costs that we expected to incur during the closing of the warehouses of $4.1 million which are included in General, administrative and other in the Consolidated Statement of Income for 2001. These costs consisted of lease termination fees for warehouses and equipment, severance packages, estimated loss on sale of containers and estimated loss from operations during closing of $2.4 million, as well as impairment losses on certain assets and goodwill of an additional $1.7 million. The costs charged to this accrual during 2002 consisted primarily of lease termination fees and costs necessary to relocate current customers incurred during 2002. We expect to have the exit plan completed in the first half of 2003.

Total exit costs accrued during 2001	$2.4	million

Total accrued exit costs as of December 31, 2001	$2.4	million
Costs applied to accrual	(2.2)	million

Total accrued exit costs as of December 31, 2002	$0.2	million

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

	2002	2001

Net operating loss carryforwards	$8,227	$7,173
Accrual for warehouse closure	56	891
Fixed assets	25	(70)

	$8,308	$7,994

     The following table reconciles Shurgard’s net income to REIT taxable income for the years ended December 31, 2002, 2001 and 2000:

	Year ended	Year ended	Year ended
(in thousands)	December 31, 2002	December 31, 2001	December 31, 2000

Net Income	$56,633	$33,312	$32,307
Book adjustment for restatement			20,666
Unrealized loss on financial instruments	10,999	1,602
Prepaid Rent	21	244	(20)
Original Issue Discount	40	131	182
Investment in Unconsolidated Entities	9,626	26,181	1,935
Travel and Entertainment	185	194	225
Gain from Distributions in Excess of Tax Basis		60
Depreciation and Amortization	1,580	5,586	2,845
Gain on Disposition of Assets	(43)	(141)	(85)
Other items	167	(260)	(105)
TROL Lease Expense	2,480	—	—
Dividends Paid	(87,469)	(70,400)	(59,908)

REIT Tax Loss	$(5,781)	$(3,491)	$(1,958)

     For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2002, 2001 and 2000 distributions paid per share were taxable as follows:

	2002		2001		2000

(in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Ordinary income	$1.92	91.0%	$1.74	84.1%	$1.73	85.2%
Return of capital	0.11	5.2%	0.26	12.6%	0.30	14.8%
Capital gains	0.08	3.8%	0.07	3.4%	—	0.0%

	$2.11	100%	$2.07	100%	$2.03	100.0%

Note N – Goodwill and Other Intangible Assets

On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No.142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The following table summarizes our net income for the years ended December 31, 2002, 2001 and 2000, excluding goodwill amortization prior to adoption of SFAS No. 142.

	For the year ended December 31,

(in thousands except per share data)	2002	2001	2000

Reported income before extraordinary items	$54,909	$34,757	$32,307
Add back: Goodwill amortization	—	1,073	1,041

Adjusted income before extraordinary items	54,909	35,830	33,348
Early extinguishment of debt	1,724	(1,445)	—

Adjusted net income	$56,633	$34,385	$33,348

Basic earnings per share:
Reported income before extraordinary items	$1.15	$0.63	$0.80
Add back: Goodwill amortization	—	0.04	0.04

Adjusted income before extraordinary items	1.15	0.67	0.84
Early extinguishment of debt	0.05	(0.05)	—

Adjusted net income	$1.20	$0.62	$0.84

Diluted earning per share:
Reported income before extraordinary items	$1.13	$0.63	$0.79
Add back: Goodwill amortization	—	0.04	0.03

Adjusted income before extraordinary items	1.13	0.67	0.82
Early extinguishment of debt	0.05	(0.05)	—

Adjusted net income	$1.18	$0.62	$0.82

          The following table summarizes our expected amortization of intangible assets, as included in Other assets, net in our Consolidated Balance Sheet, over the next five years and thereafter (in thousands):

2003	$1,952
2004	1,040
2005	709
2006	404
2007	347
thereafter	926

$5,378

Note O — Shareholders’ Equity

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

     Shurgard has 40 million shares of preferred stock authorized, of which 2.8 million shares have been designated as Series A Junior Participating Preferred Stock, (none are issued or outstanding at December 31, 2002); 2 million shares have been designated as Series B Cumulative Redeemable Preferred Stock (none of which are issued or outstanding at December 31, 2002, as discussed below), 2 million shares have been designated as Series C Cumulative Redeemable preferred stock (2 million shares of which are issued and outstanding at December 31, 2002, as discussed below), and 3.45 million shares have been designated as Series D Cumulative Redeemable Preferred Stock (3.45 million shares of which are issued and outstanding at December 31, 2002, as discussed below). The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series and the designation thereof.

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

Note P — Derivative Financial Instruments and Other Comprehensive Income

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

     The adoption of SFAS No.133 on January 1, 2001 resulted in a cumulative reduction in Other Comprehensive Income (OCI) of $348,000. The reduction in OCI was attributable to losses on cash flow hedges. There was no net gain or loss recognized in earnings for the years ended December 2002 and 2001 due to hedge ineffectiveness. Changes in the time value of an interest rate cap have been excluded from the assessment of hedge effectiveness, are reported in “Interest income and other” on the Consolidated Statements of Income and were $17,000 and $126,000 for the years ended December 31, 2002 and 2001, respectively. Approximately $25,000 of OCI will be reclassified into earnings during the next twelve months through amortization.

     For the year ended December 31, 2002, other assets increased $106,000, other liabilities increased $11.9 million, $11.0 million in unrealized loss on financial instruments was recognized in earnings and other comprehensive loss increased $912,000 due to changes in the value of derivative instruments. Total accumulated other comprehensive loss was $1.9 million as of December 31, 2002.

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

     Subsequent to our adoption of SFAS No.133 for the year ended December 31, 2001, other assets increased $106,000, other liabilities increased $2.1 million, $1.6 million in unrealized losses on financial instruments was recognized in earnings, and other comprehensive loss increased $0.9 million. Additionally, for the year ended December 31, 2001, we recognized $1.2 million in interest expense related to the termination of swap agreements for SFPI and SFPII in connection with paying off the debt.

     Duringsee suggestions 2001 we entered into three interest rate swaps to mitigate the risk of interest rate fluctuations related to our various options at the end of its Tax Retention Operating Lease transaction. These derivative instruments do not qualify for hedge accounting treatment under SFAS No. 133. They are recorded on the Balance Sheet at estimated fair value and adjusted each period through earnings. As of December 31, 2002, our liability under the derivative instruments is $12.6 million. We recorded $11.0 million and $1.6 million in unrealized loss for these financial instruments for the years ended December 31, 2002 and 2001, respectively.

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

     The 2000 Long-Term Incentive Compensation Plan (the 2000 Plan) provides for the granting of options for up to 2.8 million shares of our Class A Common Stock, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 2000 Plan requires mandatory acceleration of vesting in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of Shurgard, except where such awards are assumed or replaced in the transaction. The 2000 Plan permits the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by tax legislation. The 2000 Plan allows for grants to consultants and agents, as well as our officers, directors and key employees. We granted 39,325, 34,289 and 39,525 shares of restricted Class A Common Stock to officers and key employees for years ended December 31, 2002, 2001 and 2000, respectively, and recorded approximately $416,000, $175,000 and $11,000 in compensation expense, respectively. The shares granted entitle the grantee to all shareholder rights: however, the shares will vest ratably over 5 years. If a grantee’s employment is terminated prior to the end of the five-year period, the unvested shares will be forfeited. During 2002, 5,587 shares were forfeited due to employee terminations. In December 2001, we granted 142,358 shares of discounted options to officers and key employees. During 2002 we recognized $204,000 in expense related to these options.

     In 1993, we also established the Stock Option Plan for Nonemployee Directors (the Directors Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. This plan was amended during 1995 and provided current outside directors with 6,000 shares each in 1995 and 3,000 shares each annually thereafter. Such options vest on the date of our next annual meeting so long as such director continues to serve as a director until such date. In 1998 the Director’s Plan was amended and restated to provide for discretionary grants. The total number of shares reserved under the Plan did not change and remains at 200,000. The exercise price for options granted under the Directors Plan are equal to fair market value the day before the date of grant. As of December 31, 2002, 151,680 of these options were outstanding.

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

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, January 1, 2000	2,247,576	$24.46
Granted	1,164,500	$23.15
Forfeited	(385,583)	$24.40
Exercised	(36,854)	$23.01

Outstanding, December 31, 2000	2,989,639	$23.98
Granted	545,418	$28.77
Forfeited	(197,643)	$24.75
Exercised	(240,064)	$22.82

Outstanding, December 31, 2001	3,097,350	$24.86
Granted	485,939	$31.32
Forfeited	(157,335)	$24.95
Exercised	(539,493)	$23.78

Outstanding, December 31, 2002	2,886,461	$26.15

Exercisable, December 31, 2000	999,709	$25.34

Exercisable, December 31, 2001	1,451,793	$24.69

Exercisable, December 31, 2002	1,807,732	$24.78

	Number of Options	Weighted Average	Number of
Range of	Outstanding	Remaining	Options Exercisable
Exercise Prices	December 31, 2002	Contractual Life	December 31, 2002

$20.75 to $23.00	27,100	2.1 years	27,100
$25.50 to $27.00	17,696	3.2 years	17,696
$28.25 to $28.25	122,923	4.1 years	122,923
$27.88 to $29.00	241,266	5.1 years	241,266
$21.31 to $27.56	640,454	6.6 years	633,787
$22.63 to $23.31	863,840	7.7 years	564,692
$24.56 to $32.25	487,243	8.8 years	200,268
$28.99 to $34.70	485,939	9.9 years	—

	2,886,461		1,807,732

     We have adopted the disclosure only provisions of SFAS No.123, “Accounting for Stock-Based Compensation.” No compensation cost has been recognized for options granted at market price. Had compensation cost for options granted under our stock option plans been determined based on the fair value at the grant date for awards in 2000, 2001 and 2002 consistent with the provisions of SFAS No.123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net income:
As reported	$56,633	$33,312	$32,307
Compensation expense	(1,061)	(1,854)	(1,478)

Pro forma	$55,572	$31,458	$30,829

Basic net income per share:
As reported	$1.20	$0.59	$0.80
Pro forma	$1.17	$0.53	$0.75
Dilutive net income per share:
As reported	$1.18	$0.59	$0.79
Pro forma	$1.15	$0.53	$0.74
Weighted average fair value of options granted	$1.75	$2.16	$2.54

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

Note R — Shareholder Rights Plan

     In March 1994, we adopted a Shareholder Rights Plan and declared a distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $65, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock. If a person or group acquires more than 10% of the then outstanding shares of common stock, each Right will entitle its holder to receive, on exercise, common stock (or, in certain circumstances, cash, property or other securities of Shurgard) having a value equal to two times the exercise price of the Right. In addition, if Shurgard is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring company’s common shares having a market value of twice the Right’s exercise price. We will be entitled to redeem the Rights at $0.0001 per Right at any time prior to the earlier of the expiration of the Rights in March 2004 or the time that a person has acquired a 10% position. The Rights do not have voting or distribution rights, and until they become exercisable, have no dilutive effect on our earnings.

Note S — Net Income Per Share

     The following summarizes the computation of basic and diluted net income per share:

		Weighted	Net Income
		Average	Per
(in thousands except per share date)	Net income	Shares	Share

For the year ended December 31, 2000
Net income	$32,307
Less: preferred distributions	(8,750)

Basic net income	23,557	29,561	$0.80
Effect of dilutive stock options	—	200	(0.01)

Diluted net income	$23,557	29,761	$0.79

For the year ended December 31, 2001
Net income	$33,312
Less: preferred distributions	(15,098)

Basic net income	18,214	30,689	$0.59
Effect of dilutive stock options	—	397	—

Diluted net income	$18,214	31,086	$0.59

For the year ended December 31, 2002
Net income	$56,633
Less: preferred distributions	(14,695)

Basic net income	41,938	34,836	$1.20
Effect of dilutive stock options	—	565	(0.02)

Diluted net income	$41,938	35,401	$1.18

Note T — Segment Reporting

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

     These reportable segments allow us to focus on improving results from our existing domestic real estate assets and renting up our new domestic facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. NOI is defined as rental revenue less direct operating expenses and real estate taxes, but does not include any allocation of indirect operating expense. Indirect and leasehold expense includes land or building lease expense and certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Indirect operating expense is allocated to stores based on number of months in operation during the period and does not include internal real estate acquisition costs or abandoned development expense.

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

(in thousands)	Same Stores	New Stores	Disposed	Total

Year Ended December 31, 2002
Real estate operations revenue	$231,350	$35,979	$203	$267,532
Less unconsolidated joint ventures	(11,330)	(3,264)	—	(14,594)

Consolidated revenue	220,020	32,715	203	252,938
Direct operating and real estate tax expense	67,658	17,425	124	85,207
Less unconsolidated joint ventures	(3,972)	(1,572)	—	(5,544)

Consolidated direct operating and real estate tax expense	63,686	15,853	124	79,663

Consolidated NOI	156,334	16,862	79	173,275
Indirect and leasehold expense	13,080	5,643	—	18,723
Less unconsolidated joint ventures	(765)	(383)	—	(1,148)

Consolidated indirect and leasehold expense	12,315	5,260	—	17,575

Consolidated NOI after indirect and leasehold expense	$144,019	$11,602	$79	$155,700

Total Assets	$963,715	$297,212	$—	$1,260,927

Year Ended December 31, 2001
Real estate operations revenue	$227,776	$13,263	$763	$241,802
Less unconsolidated joint ventures	(13,945)	(1,495)	—	(15,440)

Consolidated revenue	213,831	11,768	763	226,362
Direct operating and real estate tax expense	65,627	7,446	375	73,448
Less unconsolidated joint ventures	(4,730)	(1,123)	—	(5,853)

Consolidated direct operating and real estate tax expense	60,897	6,323	375	67,595

Consolidated NOI	152,934	5,445	388	158,767
Indirect and leasehold expense	14,220	2,703	—	16,923
Less unconsolidated joint ventures	(807)	(234)	—	(1,041)

Consolidated indirect and leasehold expense	13,413	2,469	—	15,882

Consolidated NOI after indirect and leasehold expense	$139,521	$2,976	$388	$142,885

Total Assets	$992,897	$187,077	$—	$1,179,974

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

Year Ended December 31, 2001
(in thousands)	Same Stores	New Stores	Disposed	Total

Real estate operations revenue	$210,277	$31,248	$277	$241,802
Less unconsolidated joint ventures	(11,700)	(3,740)	—	(15,440)

Consolidated revenue	198,577	27,508	277	226,362
Direct operating and real estate tax expense	59,521	13,765	162	73,448
Less unconsolidated joint ventures	(3,754)	(2,099)	—	(5,853)

Consolidated direct operating and real estate tax expense	55,767	11,666	162	67,595

Consolidated NOI	142,810	15,842	115	158,767
Indirect and leasehold expense	13,062	3,861	—	16,923
Less unconsolidated joint ventures	(615)	(426)	—	(1,041)

Consolidated indirect and leasehold expense	12,447	3,435	—	15,882

Consolidated NOI after indirect and leasehold expense	$130,363	$12,407	$115	$142,885

Total Assets	$992,897	$187,077	$—	$1,179,974

Year Ended December 31, 2000
Real estate operations revenue	$197,786	$15,423	$537	$213,746
Less unconsolidated joint ventures	(11,226)	(2,177)	—	(13,403)

Consolidated revenue	186,560	13,246	537	200,343
Direct operating and real estate tax expense	57,727	7,908	293	65,928
Less unconsolidated joint ventures	(3,579)	(1,450)	—	(5,029)

Consolidated direct operating and real estate tax expense	54,148	6,458	293	60,899

Consolidated NOI	132,412	6,788	244	139,444
Indirect and leasehold expense	13,266	1,944	—	15,210
Less unconsolidated joint ventures	(504)	(232)	—	(736)

Consolidated indirect and leasehold expense	12,762	1,712	—	14,474

Consolidated NOI after indirect and leasehold expense	$119,650	$5,076	$244	$124,970

Total Assets	$1,008,374	$116,325	$—	$1,124,699

     The following table reconciles the reportable segments’ revenue per the table above to consolidated total revenue for the years ended December 31, 2002, 2001 and 2000:

(in thousands)	2002	2001	2000

Consolidated real estate operations	$252,938	$226,362	$200,343
Other	11,175	6,228	1,615

Total revenue	$264,113	$232,590	$201,958

     The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the years ended December 31, 2002, 2001 and 2000:

(in thousands)	2002	2001	2000

Consolidated direct operating and real estate tax expense	$79,663	$67,595	$60,899
Consolidated indirect operating and leasehold expense	17,575	15,882	14,474
Other operating expense	9,141	5,561	691

Consolidated operating and real estate tax expense	$106,379	$89,038	$76,064

     The following table reconciles the reportable segments’ NOI per the table above to consolidated net income for the years ended December 31, 2002, 2001 and 2000:

(in thousands)	2002	2001	2000

Consolidated NOI after indirect and leasehold expense	$155,700	$142,885	$124,970
Loss from other real estate investments	(1,396)	(3,271)	(3,420)
Other revenue	11,175	6,228	1,615
Other operating expense	(9,141)	(5,561)	(691)
Depreciation and amortization	(47,963)	(45,234)	(40,693)
Interest on loans	(32,025)	(36,562)	(36,175)
Unrealized loss on financial instruments	(10,999)	(1,602)
General and administrative	(11,195)	(11,770)	(4,911)
Interest income and other	5,900	5,783	3,617
Amortization of participation rights discount	(4,824)	(16,876)	(11,262)
Minority interest	(637)	(808)	(743)
Income tax benefit	314	1,545	—
Early extinguishment of debt	1,724	(1,445)	—

Net income	$56,633	$33,312	$32,307

     The following table reconciles the reportable segments’ assets to consolidated assets as of December 31, 2002, 2001, and 2000:

(in thousands)	2002	2001	2000

Segment assets	$1,260,927	$1,179,974	$1,124,699
Unconsolidated joint ventures	(95,537)	(88,205)	(88,167)
Corporate assets	254,786	147,036	193,710

Consolidated assets	$1,420,176	$1,238,805	$1,230,242

     Note U — Supplemental Quarterly Financial Data (Unaudited)

	Three months Ended

	As previously	As	As previously		As previously		As previously
	reported	restated	reported	As restated	reported	As restated	reported	As restated

	March 31	March 31	June 30	June 30	September 30	September 30	December 31	December 31
(in thousands, except per share data)	2002	2002	2002	2002	2002	2002	2002	2002

Revenue	$60,616	$60,616	$64,013	$64,013	$69,400	$69,400	$70,084	$70,084
Income from operations	$22,373	$22,373	$24,276	$24,276	$27,041	$27,041	$23,490	$23,490
Net income	$13,214	$13,389	$18,676	$14,083	$18,722	$13,390	$17,020	$15,771
Net income per common share:
Basic	$0.28	$0.28	$0.44	$0.30	$0.42	$0.27	$0.38	$0.36
Diluted	$0.27	$0.28	$0.43	$0.29	$0.42	$0.27	$0.38	$0.35

	Three months Ended

			As previously		As previously
			reported	As restated	reported	As restated

	March 31	June 30	September 30	September 30	December 31	December 31
(in thousands, except per share data)	2001	2001	2001	2001	2001	2001

Revenue	$53,133	$58,397	$60,935	$60,935	$60,125	$60,125
Income from operations	$18,362	$22,431	$24,443	$24,443	$18,041	$18,041
Net income	$4,137	$9,962	$11,715	$8,944	$9,100	$10,269
Net income per common share:
Basic	$0.04	$0.20	$0.26	$0.17	$0.15	$0.18
Diluted	$0.04	$0.19	$0.25	$0.16	$0.15	$0.17

Note V — Contingent Liabilities and Commitments

     The following tables summarize our contractual obligations and our off-balance sheet commitments.

	Payments due by Period

					2008 and
	Total	2003	2004-2005	2006-2007	beyond

Contractual Obligations
Long-term debt	$443,289	$66,266	$73,123	$52,595	$251,305
Operating lease obligations	77,363	5,644	11,274	11,066	49,379
Participation rights liability	47,472	27,406	20,066	—	—

Total	$568,124	$99,316	$104,463	$63,661	$300,684

	Amount of Commitment Expiration per Period

	Total
	amounts				2008 and
	Committed	2003	2004-2005	2006-2007	beyond

Other Commercial Commitments & Contingent Liabilities
Joint Venture loan guarantees	$15,097	$4,426	$8,971	$1,700	$—
Residual lease guarantees on tax retention operating leases	134,342		134,342
Development contract commitments	316	316
Other related party guarantees	20,363		20,363
Contingent obligations under European joint venture	147,600	147,600	—	—	—

Totals	$317,718	$152,342	$163,676	$1,700	$—

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

Note W – Subsequent Events

     On March 11, 2003, we entered into an Agreement and Plan of Merger for the acquisition of five entities owning 18 self storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage. As consideration in the transaction, we will issue 3,050,000 shares of common stock at closing and have agreed to issue an additional 50,000 shares if the properties meet certain revenue targets prior to the end of 2005. The shares will be issued pursuant to a Form S-4 registration statement to be filed with the Securities and Exchange Commission. The transaction is subject to the approval of the entities’ existing equity owners. In connection with the execution of the merger agreement, equity owners holding more than a majority of the voting securities of the entities have agreed to vote in favor of the transaction. We anticipate closing during the second quarter of 2003. The acquisition will be accounted for as a purchase in accordance with SFAS No. 141.

     On March 10, 2003, through our wholly owned subsidiary SSC Benelux, Inc, we entered into a Securities Purchase Agreement with SSC General Partners (Guernsey) Limited and SSC Partner (Gurnsey) Limited and Credit Suisse First Boston Europe (Limited) (collectively “CSFB”) to acquire their equity interest in Shurgard Self Storage SCA (‘Shurgard Europe”). The agreement provides that we will purchase CSFB’s 10.6% ownership interest in Shurgard Europe for approximately 45 million Euro ($49.6 million at March 10, 2003). CSFB is one of four institutional joint venture partners who, together with us, our European operating partners and certain Shurgard Europe employees, own Shurgard Europe. Under the existing joint venture agreement, the other partners have the opportunity to purchase their pro rata interest in the portion of CSFB’s equity interest being sold to Shurgard on the same terms being offered to Shurgard.

Note X – Restatement

     Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, the company determined that a transaction entered into in August 2001 to mitigate the risk of interest rate fluctuations related to various options at the end of its Tax Retention Operating Lease transaction did not qualify for hedge accounting treatment (See Note M). This transaction was originally accounted for as a hedge of the forecasted transaction and changes in the estimated fair value of the derivative instrument were recorded in Other Comprehensive Income rather than in earnings. As a result, the accompanying consolidated financial statements for the years ended December 31, 2002 and 2001 have been restated. A summary of the significant effects of the restatement is as follows (in thousands):

	2002		2001

	As previously		As previously

	reported	As restated	reported	As restated

At December 31, Liabilities and Shareholders equity
Accounts payable and other liabilities	$58,847	$62,257	$45,358	$45,260
Accumulated net income less distributions	$(186,616)	$(199,217)	$(166,775)	$(168,377)
Accumulated other comprehensive loss	$(11,064)	$(1,873)	$(2,661)	$(961)
For the year ended December 31, Other Income (Expense)
Unrealized loss from financial instruments		$(10,999)		$(1,602)
Income before income tax benefit and extraordinary item	$65,594	$54,595	$34,814	$33,212
Income before extraordinary item	$65,908	$54,909	$36,359	$34,757
Net income	$67,632	$56,633	$34,914	$33,312
Net Income per Common Share Basic earnings per share
Income before extraordinary item	$1.47	$1.15	$0.69	$0.63
Net income	$1.52	$1.20	$0.65	$0.59
Diluted earnings per share
Income before extraordinary item	$1.45	$1.13	$0.68	$0.63
Net income	$1.50	$1.18	$0.64	$0.59

Schedule III – Real Estate and Accumulated

See Notes to Consolidated Financial Statements

				INITIAL COST			Costs
							Subse-
					Building,	Gross	quent to
			Encum-		Equip. &	Storage	Acquis-
Property Name	Location	State	brances	Land	Other	Centers	ition

Ahwatukee	Phoenix	AZ		721	2,469	3,191	(2)
Airpark	Scottsdale	AZ		880	3,694	4,574	13
Arrowhead	Phoenix	AZ		569	2,600	3,168	10
Chandler	Chandler	AZ		652	2,608	3,260	577
Colonnade	Phoenix	AZ		—	1,146	1,146	1
Cooper Road	Gilbert	AZ		376	2,471	2,847	9
Dobson Ranch	Mesa	AZ		499	1,996	2,495	160
Houghton Road	Tucson	AZ	(1)	607	2,536	3,143	252
Mesa	Mesa	AZ		352	1,829	2,182	539
Mill Avenue	Tempe	AZ		147	1,799	1,946	52
Phoenix	Phoenix	AZ		670	2,697	3,368	141
Phoenix East	Phoenix	AZ		543	2,189	2,731	194
Scottsdale	Scottsdale	AZ		410	1,743	2,153	208
Scottsdale North	Scottsdale	AZ		1,093	4,811	5,904	144
Shea	Scottsdale	AZ		786	3,165	3,951	163
Speedway	Tucson	AZ		744	2,304	3,048	694
Tempe	Tempe	AZ		273	1,110	1,383	237
Union Hills	Phoenix	AZ		615	2,475	3,090	150
Val Vista	Gilbert	AZ		682	2,805	3,487	1,147
Warner	Mesa	AZ		313	1,352	1,665	175
Alicia Parkway	Laguna Hills	CA		1,729	7,027	8,757	281
Aliso Viejo	Aliso Viejo	CA		2,218	3,628	5,846	757
Antioch	Antioch	CA	(1)	638	4,366	5,003	754
Bloomington	Bloomington	CA		237	1,027	1,264	85
Blossom Valley	San Jose	CA		1,204	4,128	5,332	514
Cabot Road	Laguna Niguel	CA	(3)	1,300	6,129	7,429	13
Capital Expressway	San Jose	CA		973	6,181	7,155	120
Castro Business Pk.	Castro Valley	CA		97	390	487	26
Castro Valley	Castro Valley	CA		810	4,010	4,820	13
Colton	Colton	CA		283	1,142	1,424	94
Costa Mesa	Costa Mesa	CA	(3)	1,057	2,956	4,013	208
Culver City	Los Angeles	CA		1,039	4,146	5,185	165
Daly City	Daly City	CA		1,846	5,438	7,284	717
El Cajon	El Cajon	CA		1,013	4,113	5,126	500
El Cerrito	Richmond	CA		765	3,055	3,820	163
Fontana Sierra	Fontana	CA		391	1,572	1,962	718
Hayward	Hayward	CA		322	1,322	1,645	261
Huntington Beach	Huntington Beach	CA		949	3,794	4,743	362
Kearney-Balboa	San Diego	CA		830	3,333	4,163	314
La Habra	La Habra	CA		715	2,886	3,600	311
Martinez	Martinez	CA		1,012	2,215	3,227	2,385
Mountain View	Mountain View	CA		439	1,757	2,196	170
Newark	Newark	CA		855	3,421	4,276	104
Ontario	Ontario	CA		512	2,058	2,570	50
Orange	Orange	CA		1,144	4,580	5,724	85
Palo Alto	Palo Alto	CA		701	2,805	3,506	241
Pinole	Pinole	CA		614	1,023	1,637	1,652
Rohnert Park	Rohnert Park	CA		1,218	4,296	5,514	146
S. San Francisco	San Francisco	CA		721	2,897	3,618	231
Sacramento	Sacramento	CA		680	2,723	3,403	32
San Juan Creek	San Juan	CA		1,450	5,526	6,976	—
San Leandro	San Leandro	CA		776	3,105	3,881	129
San Lorenzo	San Lorenzo	CA		611	2,447	3,058	120
Santa Ana	Santa Ana	CA		1,467	5,920	7,387	308
Solana Beach	Solana Beach	CA		—	6,837	6,837	336
Sunnyvale	Sunnyvale	CA		1,697	6,541	8,238	4,970
Tracy	Tracy	CA		732	2,928	3,660	89
Tracy II	Tracy	CA		840	3,746	4,586	—
Union City	Hayward	CA		287	1,208	1,494	198
Van Ness	San Francisco	CA		5,289	9,001	14,289	407
Vista Park-Land Ls.	San Jose	CA	(2)	—	—	—	56
Walnut	Walnut	CA		751	3,006	3,757	98
Walnut Creek	Walnut Creek	CA	(1)	630	4,512	5,143	836
Westpark	Irvine	CA	(3)	690	7,478	8,169	4,903
Westwood	Santa Monica	CA		951	3,797	4,748	4,189
Lakewood	Golden	CO		528	2,108	2,636	67
Northglenn	Northglenn	CO		531	2,152	2,683	154
preciation Tamarac	Denver	CO		194	776	970	198

				INITIAL COST			Costs
							Subse-
					Building,	Gross	quent to
			Encum-		Equip. &	Storage	Acquis-
Property Name	Location	State	brances	Land	Other	Centers	ition

Thornton	Denver	CO		237	956	1,193	137
Windermere	Littleton	CO		653	2,690	3,343	279
Blue Heron	West Palm Beach	FL		1,327	5,490	6,818	850
Davie	Davie	FL		1,890	3,021	4,910	4,849
Delray Beach	Delray Beach	FL		748	2,993	3,741	279
Lauderhill	Lauderhill	FL		761	3,164	3,925	315
Margate	Margate	FL		906	3,623	4,529	252
Military Trail	West Palm Beach	FL		1,140	4,564	5,704	524
Oakland Park	Ft. Lauderdale	FL		2,443	9,878	12,322	696
Seminole	Seminole	FL		336	1,344	1,680	153
Ansley Park	Atlanta	GA		804	3,255	4,059	4,032
Brookhaven	Atlanta	GA		1,082	2,223	3,305	2,768
Clairemont	Atlanta	GA		470	1,907	2,377	244
Decatur	Atlanta	GA		644	2,719	3,363	2,730
Forest Park	Forest Park	GA		573	2,293	2,866	127
Gwinnett	Lawrenceville	GA		820	2,324	3,144	485
Holcomb Bridge	Roswell	GA	(1)	917	2,991	3,908	(8)
Jones Bridge	Atlanta	GA		676	3,930	4,606	(64)
Lawrenceville	Lawrenceville	GA		858	3,064	3,922	134
Morgan Falls	Dunwoody	GA		1,429	5,718	7,147	178
Norcross	Norcross	GA		562	2,248	2,810	127
Peachtree	Duluth	GA		1,144	4,784	5,929	121
Perimeter	Atlanta	GA		1,458	2,715	4,173	218
Roswell	Roswell	GA		435	1,743	2,178	160
Sandy Plains	Marietta	GA		1,012	4,066	5,078	29
Satellite Blvd.	Duluth	GA		670	2,831	3,501	36
Stone Mountain	Stone Mountain	GA		656	2,637	3,293	129
Tucker	Tucker	GA		241	656	897	417
Alsip	Alsip	IL		250	1,001	1,251	1,285
Bolingbrook	Bolingbrook	IL		641	2,631	3,272	238
Bridgeview	Bridgeview	IL		479	1,917	2,396	170
Country Club Hills	Country Club Hills	IL		777	3,109	3,886	466
Dolton	Calumet City	IL		344	1,489	1,834	1,134
Fox Valley	Chicago	IL		927	2,986	3,912	6
Hillside	Hillside	IL		261	1,043	1,304	108
Lisle	Lisle	IL		575	2,335	2,910	253
Lombard	Lombard	IL		392	1,566	1,958	295
Oak Forest	Orland Park	IL		704	1,869	2,573	1,355
Palatine	Palatine	IL	(1)	413	2,213	2,626	848
Rolling Meadows	Rolling Meadows	IL		384	1,587	1,970	422
Schaumburg	Schaumburg	IL		443	1,808	2,251	357
Schaumburg South	Schaumburg	IL		490	3,231	3,722	535
Willowbrook	Willowbrook	IL		412	1,650	2,062	248
Wheaton	Wheaton	IL	(2)			—	5,226
Allisonville	Indianapolis	IN		827	3,394	4,221	331
Carmel	Carmel	IN		404	2,560	2,964	12
Castleton	Indianapolis	IN		494	1,969	2,464	102
College Park	Indianapolis	IN		694	2,777	3,471	249
County Line	SouthPort	IN		—	2,600	2,600	41
Downtown Indy	Indianapolis	IN	(1)	947	3,393	4,340	(61)
Eaglecreek	Indianapolis	IN		802	2,646	3,448	27
East 62nd Street	Indianapolis	IN		376	1,629	2,005	—
East Washington	Indianapolis	IN	(1)	399	2,583	2,982	(3)
Geist	Fishers	IN		547	2,356	2,903	—
Georgetown	Indianapolis	IN		461	2,143	2,604	219
Glendale	Indianapolis	IN		520	2,077	2,597	87
Annapolis	Annapolis	M D		—	3,432	3,432	84
Briggs Chaney	Silver Spring	M D		430	1,727	2,157	99
Clinton	Clinton	M D		303	1,213	1,516	2,016
Crofton	Gambrills	M D		376	1,516	1,893	117
Frederick	Frederick	M D		206	826	1,032	126
Gaithersburg	Gaithersburg	M D		614	2,465	3,079	1,538
Germantown	Germantown	M D		552	2,218	2,770	102
Laurel	Laurel	M D		391	1,570	1,962	166
Oxon Hill	Ft. Washington	M D		349	1,401	1,750	76
Reisterstown	Owing Mills	M D		586	1,177	1,763	—
Suitland	Suitland	M D		660	2,638	3,298	128
Ann Arbor	Ann Arbor	M I		424	1,695	2,119	149
Canton	Canton	M I		433	1,797	2,230	382
Canton Township	Canton Township	M I	(1)	842	2,308	3,150	745
Clinton Township	Clinton Township	M I		754	3,195	3,948	237
Flint East	Flint	M I		297	1,192	1,489	40
Flint South	Flint	M I		615	1,738	2,353	64
Fraser	Fraser	M I		627	2,599	3,226	14
Grand Rapids	Grand Rapids	M I		192	810	1,002	85
Jackson	Jackson	M I		317	1,282	1,599	13
Lansing	Lansing	M I		124	500	623	64
Livonia	Livonia	M I		636	2,634	3,270	32
Madison Heights	Detroit	M I		487	2,099	2,586	437
Mt. Clemens	Mt. Clemens	M I	1,950	935	2,614	3,550	18
Plymouth	Canton Township	M I		348	1,436	1,784	1,772
Rochester	Utica	M I		610	2,445	3,055	45

				INITIAL COST			Costs
							Subse-
					Building,	Gross	quent to
			Encum-		Equip. &	Storage	Acquis-
Property Name	Location	State	brances	Land	Other	Centers	ition

Rochester Hills	Rochester Hills	MI		970	3,929	4,900	122
Southfield	Southfield	MI		702	2,824	3,526	597
Sterling Heights	Sterling Heights	MI		919	3,692	4,611	138
Taylor	Taylor	MI		632	2,094	2,726	1,407
Troy - Maple	Troy	MI		556	2,243	2,799	2,841
Troy - Oakland Mall	Troy	MI		642	2,604	3,246	398
Walled Lake	Walled Lake	MI		359	1,437	1,797	271
Warren	Warren	MI		683	2,831	3,514	1,205
Auburn Hills	Auburn Hilss	MI	(2)			—	3,669
Olive	St. Louis	MO		818	3,705	4,523	89
Albemarle	Charlotte	NC	3,500	788	4,567	5,355	—
Amity Court	Charlotte	NC	1,927	433	2,314	2,747	—
Arrowood	Charlotte	NC	2,718	1,155	3,151	4,306	—
Capital Blvd.	Raleigh	NC		342	1,376	1,718	1,311
Cary	Cary	NC		714	2,860	3,574	219
Clayton	Clayton	NC		764	2,495	3,259	—
Concord Kannapolis	Concord	NC		665	2,403	3,068	—
Cone Boulevard	Greensboro	NC	1,186	599	3,106	3,705	—
COTT	Matthews	NC	805	237	1,471	1,708	—
Country Club	Winston Salem	NC		757	3,462	4,219	—
Creedmoor	Raleigh	NC		807	3,178	3,985	1
Eastland	Charlotte	NC	1,790	590	3,743	4,333	—
English Road	High Point	NC		602	2,100	2,702	—
Garner	Garner	NC		204	818	1,022	85
Glenwood	Raleigh	NC		266	1,066	1,332	129
Hickory	Hickory	NC		892	3,826	4,718	—
Lexington	Lexington	NC		430	1,625	2,055	—
Matthews	Matthews	NC	1,847	775	5,617	6,392	—
Monroe	Matthews	NC	2,224	556	3,239	3,795	—
Morrisville	Morrisville	NC		409	1,640	2,048	126
North Tryon	Charlotte	NC	2,066	927	2,723	3,650	—
Park Road	Charlotte	NC		1,488	6,754	8,242	—
Pavilion	Charlotte	NC	1,557	1,320	2,251	3,571	—
Pineville	Pineville	NC	9,700	2,688	5,916	8,604	—
Randleman Road	Greensboro	NC	2,041	1,113	2,600	3,713	—
Rockingham	Rockingham	NC	810	178	1,870	2,048	—
Salisbury	Salisbury	NC	3,336	237	5,296	5,533	—
Silas Creek	Winston, Salem	NC		1,640	2,457	4,097	—
Stallings	Matthews	NC		747	2,075	2,822	—
Wake Forest	Wake Forest	NC	484	851	1,547	2,398	—
Weddington	Waxhaw	NC		642	2,520	3,162	—
Wilkinson	Charlotte	NC		575	3,270	3,845	—
Winston-Salem	Winston, Salem	NC		354	1,930	2,284	—
Bricktown	Bricktown	NJ	(1)	1,398	2,640	4,038	1,747
Marlboro	Morganville	NJ		1,320	4,963	6,284	13
Old Bridge	Matawan	NJ		767	2,301	3,068	2,080
Voorhees	Voorhees	NJ		1,121	4,268	5,388	28
Beth Page	Long Island	NY	(1)	2,370	6,209	8,579	1,362
Commack	Huntington	NY	(1)	3,461	6,203	9,664	116
Gold Street	Brooklyn	NY		1,194	4,821	6,015	777
Great Neck	Long Island	NY	(1)	436	2,632	3,067	269
Hempstead	Hempstead	NY	(1)	1,902	4,572	6,475	686
Melville	Long Island	NY		1,099	3,897	4,996	3,690
Nesconset	Long Island	NY	(1)	1,072	2,919	3,991	598
Northern Boulevard	Long Island City	NY		1,244	5,039	6,283	600
Utica	Brooklyn	NY		830	3,556	4,386	226
Van Dam	Long Island City	NY		760	3,189	3,949	345
Yonkers	Yonkers	NY		913	3,936	4,849	352
16th and Sandy	Portland	OR		231	938	1,169	1,327
Allen Blvd.	Beaverton	OR		525	2,101	2,626	90
Barbur Boulevard	Portland	OR		337	3,411	3,748	2,316
Beaverton	Beaverton	OR		216	863	1,078	118
Denny Road	Beaverton	OR		593	2,380	2,973	100
Division	Portland	OR		352	1,395	1,746	1,924
Gresham	Portland	OR		744	2,442	3,186	88
Hillsboro	Portland	OR		720	2,992	3,712	135
King City	Tigard	OR		511	2,051	2,562	119
Liberty Road	Salem	OR		524	1,280	1,805	1,452
Milwaukie	Milwaukie	OR		583	2,005	2,587	2,397
Oregon City	Portland	OR		321	1,613	1,934	1,374
Portland	Portland	OR		382	1,530	1,912	63
Salem	Salem	OR		574	2,294	2,868	307
Airport	Philadelphia	PA		799	3,194	3,993	319
Edgemont	Philadelphia	PA		497	3,070	3,567	2,731
Painter’s Crossing	Philadelphia	PA		513	2,868	3,382	5
Valley Forge	Berwyn	PA		331	2,816	3,147	—
West Chester	West Chester	PA		—	4,197	4,197	386
Ashley River	Charleston	SC		851	4,239	5,090	—
Ballantyne	Fort Mill	SC		640	2,153	2,793	—
Charleston	Ladson	SC	2,188	403	3,453	3,856	—
Dave Lyle	Rock Hill	SC		487	2,595	3,082	—

				INITIAL COST			Costs
							Subse-
					Building,	Gross	quent to
			Encum-		Equip. &	Storage	Acquis-
Property Name	Location	State	brances	Land	Other	Centers	ition

Garner’s Ferry	Columbia	SC	2,446	1,071	2,809	3,880	—
Greenville (SC)	Greenville	SC	1,888	989	2,162	3,151	—
Rock Hill	Rock Hill	SC	1,645	415	2,063	2,478	—
Rosewood	Columbia	SC		317	—	317	—
Shriners	Greenville	SC		431	2,564	2,995	—
Spartanburg	Spartanburg	SC	494	268	1,466	1,734	—
Sumter	Sumter	SC		268	2,020	2,288	—
Sunset	Lexington	SC		535	2,423	2,958	—
Woodruff Road (SC)	Greenville	SC		1,082	1,693	2,775	—
Bandera Road	San Antonio	TX		468	1,873	2,342	124
Bedford	Bedford	TX		408	1,678	2,086	87
Bee Caves Road	Austin	TX		608	3,609	4,217	913
Beltline	Irving	TX		414	1,671	2,086	327
Blanco Road	San Antonio	TX		801	3,235	4,035	122
Champions	Houston	TX		515	2,775	3,290	(2)
Cinco Ranch	Houston	TX		1,751	1,336	3,088	28
Cityplace	Dallas	TX		1,045	3,314	4,359	262
East Lamar	Arlington	TX		742	1,863	2,605	280
Federal Road	Houston	TX		552	2,223	2,775	141
First Colony	Missouri City	TX		447	2,175	2,622	(12)
Forum 303	Arlington	TX		273	1,100	1,373	147
Fredericksburg Road	San Antonio	TX		645	2,596	3,241	275
Georgetown	Austin	TX		403	1,711	2,114	6
Greenville	Dallas	TX		768	3,200	3,968	12
Helotes	San Antonio	TX	(1)	481	2,277	2,758	(14)
Henderson Pass	San Antonio	TX		562	2,348	2,910	792
Henderson Street	Fort Worth	TX		318	3,137	3,455	660
Highway 26	Hurst	TX		517	2,761	3,278	50
Highway 78	San Antonio	TX		392	1,550	1,942	32
Hill Country Village	San Antonio	TX		679	2,731	3,410	135
Hillcroft	Houston	TX		—	3,712	3,712	(23)
Hurst	Hurst	TX		363	1,492	1,855	90
Imperial Valley	Houston	TX		461	1,856	2,318	157
Irving	Irving	TX		180	734	913	736
Kingwood	Kingwood	TX		525	2,097	2,622	754
Lakeline	Austin	TX		737	3,412	4,149	39
Las Colinas	Irving	TX	(1)	478	2,717	3,195	435
Lewisville	Dallas	TX		434	2,521	2,955	35
MacArthur	Irving	TX		180	734	913	1,145
McArthur Crossing	Irving	TX		746	2,577	3,323	401
Medical Center (TX)	Houston	TX		737	2,950	3,687	305
Medical Center SA	San Antonio	TX	(1)	660	2,683	3,343	61
Mission Bend	Houston	TX		653	2,218	2,871	533
Nacodoches	San Antonio	TX		363	1,565	1,928	1,352
North Austin	Austin	TX		609	2,436	3,045	128
North Carrollton	Carrollton	TX		627	2,739	3,366	7
North Park	Kingwood	TX		570	2,163	2,733	8
Oak Farm Dairy	Houston	TX		2,603	2,730	5,332	664
Oak Hills	Austin	TX	(1)	149	3,568	3,717	(42)
Oltorf	Austin	TX		—		—	3
Olympia	Missouri City	TX	(1)	489	2,912	3,401	(9)
Park Cities East	Dallas	TX		1,017	2,686	3,703	255
Parker Road	Dallas	TX		809	2,211	3,020	5
Preston Road	Dallas	TX		703	2,903	3,605	(24)
Quarry	San Antonio	TX		1,316	2,817	4,133	55
River Oaks	Houston	TX		987	2,565	3,552	6,464
Round Rock	Austin	TX		386	1,641	2,027	8
San Antonio NE	San Antonio	TX		406	1,630	2,036	128
Slaughter Lane	Austin	TX		592	2,428	3,019	8
South Cooper	Arlington	TX		632	2,305	2,937	324
South Main	Houston	TX		404	1,039	1,442	76
Southlake	Dallas	TX		670	2,738	3,408	230
Sugarland	Sugarland	TX		761	2,991	3,752	113
T.C. Jester	Houston	TX		903	3,613	4,516	476
Thousand Oaks	San Antonio	TX		421	1,683	2,104	84
Universal City	San Antonio	TX		169	593	762	1,040
Valley Ranch	Coppell	TX		791	3,210	4,001	4
West University	Houston	TX		1,121	4,484	5,605	145
Westchase	Houston	TX		250	2,756	3,006	(18)
Westheimer	Houston	TX		611	2,470	3,081	71
Windcrest	San Antonio	TX		626	2,535	3,161	423
Woodforest	Houston	TX		538	1,870	2,408	399
Woodlands	Houston	TX		737	2,948	3,685	333
Bayside	Virginia Beach	VA		236	943	1,179	317
Burke	Fairfax	VA		634	2,539	3,173	76
Burke Centre	Burke	VA		716	3,304	4,020	319
Burke Ctr. Bus. Park	Fairfax	VA		319	1,474	1,793	(317)
Cascades	Sterling	VA		2,292	3,639	5,931	65
Cedar Road	Chesapeake	VA		295	1,184	1,479	137
Charlottesville	Charlottesville	VA		305	1,225	1,530	114
Chesapeake	Chesapeake	VA		454	1,821	2,275	72

				INITIAL COST			Costs
							Subse-
					Building,	Gross	quent to
			Encum-		Equip. &	Storage	Acquis-
Property Name	Location	State	brances	Land	Other	Centers	ition

Dale City	Dale City	VA		346	1,388	1,734	384
Fairfax	Fairfax	VA		1,136	4,555	5,691	2,325
Falls Church	Falls Church	VA		1,413	5,661	7,075	524
Fordson	Alexandria	VA		324	3,114	3,438	—
Fullerton	Springfield	VA		1,139	4,346	5,486	16
Gainesville	Gainesville	VA		245	983	1,228	99
Herndon	Herndon	VA		582	2,334	2,916	218
Holland Road	Virginia Beach	VA		204	818	1,022	147
Jeff Davis Hwy	Richmond	VA		306	1,226	1,531	93
Kempsville	Virginia Beach	VA		279	1,116	1,395	121
Laskin Road	Virginia Beach	VA		305	1,225	1,530	115
Leesburg	Leesburg	VA		541	2,174	2,715	48
Manassas E. & W.	Manassas	VA		654	2,627	3,281	388
McLean	McLean	VA		—	1,839	1,839	1,801
Merrifield	Fairfax	VA		3,184	3,966	7,151	1,364
Midlothian Turnpike	Richmond	VA		646	2,591	3,237	86
Newport News. North	Newport News	VA		574	2,301	2,875	245
Newport News. S	Newport News	VA		496	2,014	2,510	340
North Richmond	Richmond	VA		344	1,375	1,719	117
Old Towne	Alexandria	VA	(1)	2,036	7,210	9,246	161
Potomac Mills	Potomac Mills	VA		1,114	3,440	4,554	7
Princess Anne Rd.	Virginia Beach	VA		305	1,225	1,530	87
S. Military Highway	Virginia Beach	VA		289	1,161	1,450	292
Telegraph	Lorton	VA		441	2,036	2,477	0
Temple Avenue	Petersburg	VA		297	1,193	1,490	117
Virginia Beach	Virginia Beach	VA		502	1,832	2,334	451
Auburn	Auburn	WA		760	2,773	3,533	138
Bellefield	Bellevue	WA		957	3,830	4,787	209
Bellingham	Bellingham	WA		601	2,400	3,001	132
Bremerton	Bremerton	WA		563	2,297	2,860	27
Burien	Seattle	WA		646	2,622	3,268	236
Burien II	Seattle	WA		388	1,553	1,941	207
Canyon Park JV	Bothell	WA		1,023	2,949	3,972	236
Canyon Rd.	Puyallup	WA		234	937	1,171	115
Capitol Hill	Seattle	WA		764	4,516	5,280	925
Corporate Office	Seattle	WA		3,947	7,096	11,043	16,847
E. Bremerton	Bremerton	WA		576	2,312	2,888	134
East Lynnwood	Lynnwood	WA		482	1,933	2,415	514
Edmonds	Edmonds	WA		1,190	4,806	5,996	210
Everett	Everett	WA		512	2,045	2,557	709
Factoria	Bellevue	WA		590	2,362	2,952	40
Factoria Square	Bellevue	WA		1,226	4,909	6,135	122
Federal Way	Federal Way	WA		862	3,414	4,275	269
Gig Harbor	Gig Harbor	WA		1,119	769	1,887	48
Hazel Dell	Vancouver	WA		728	1,506	2,234	1,825
Highland Hill	Tacoma	WA		592	2,362	2,954	148
Interbay	Seattle	WA		952	3,777	4,729	210
Issaquah	Issaquah	WA		615	2,460	3,075	161
Juanita	Kirkland	WA	(1)	877	4,523	5,400	(54)
Kennydale	Renton	WA		816	3,267	4,083	156
Kent	Kent	WA		557	2,297	2,854	5
Lacey	Olympia	WA		251	1,014	1,265	42
Lake City	Seattle	WA		572	2,421	2,993	236
Lake Union	Seattle	WA		1,580	7,440	9,021	15
Lakewood 512	Tacoma	WA		920	3,676	4,596	251
Lynnwood	Lynnwood	WA		775	3,186	3,961	99
Mill Creek	Everett	WA		627	3,760	4,387	554
North Spokane	Spokane	WA		581	2,328	2,909	1,322
Parkland	Tacoma	WA		400	1,634	2,034	61
Pier 57	Seattle	WA		872	4,558	5,430	198
Pt. Orchard	Pt. Orchard	WA		483	2,013	2,496	66
Redmond	Redmond	WA		537	5,503	6,040	(18)
Renton	Renton	WA		625	2,557	3,182	243
Salmon Creek	Vancouver	WA		759	3,327	4,086	29
Sammamish	Redmond	WA		963	3,854	4,817	48
Shoreline/Aurora N.	Seattle	WA		1,495	6,006	7,501	726
Smokey Point	Arlington	WA		232	929	1,161	129
South Center	Renton	WA		425	1,783	2,208	215
South Hill	Seattle	WA		300	1,247	1,547	155
South Tacoma	Tacoma	WA		315	1,263	1,578	115
Spokane	Spokane	WA		232	952	1,184	96
Sprague	Tacoma	WA		717	1,431	2,148	2,304
Totem Lake	Kirkland	WA		660	2,668	3,328	219
Vancouver Mall	Vancouver	WA		364	1,457	1,821	219
West Olympia	Olympia	WA		359	1,446	1,806	13
West Seattle	Seattle	WA		698	4,202	4,900	35
Whitecenter	Seattle	WA		559	2,284	2,843	143
Woodinville	Woodinville	WA		674	2,693	3,367	130
Bellevue	Bellevue	Wa		1,860	7,483	9,343	5,112
Containerized storage			—	—	4,889	4,889	(854)

			$46,601	$276,481	$1,069,111	$1,345,592	$184,457

			Gross Amount as of

				Building	Gross				Depr.
				Equip. &	Storage	Accum.	Owned	Year	Life in
Property Name	Location	State	Land	Other	Centers	Depr.	Since	Built	mos.

Ahwatukee	Phoenix	AZ	721	2,468	3,189	(416)	1998	1998	360
Airpark	Scottsdale	AZ	880	3,707	4,587	(737)	1997	1997	360
Arrowhead	Phoenix	AZ	569	2,609	3,178	(458)	1997	1997	360
Chandler	Chandler	AZ	652	3,185	3,837	(948)	1986	1986	360
Colonnade	Phoenix	AZ	—	1,147	1,147	(219)	1998	1997	360
Cooper Road	Gilbert	AZ	376	2,480	2,856	(140)	2001	2001	360
Dobson Ranch	Mesa	AZ	499	2,156	2,655	(486)	1996	1978	360
Houghton Road	Tucson	AZ	607	2,788	3,395	(254)	1999	2000	360
Mesa	Mesa	AZ	355	2,366	2,721	(754)	1987	1985	360
Mill Avenue	Tempe	AZ	431	1,567	1,998	(211)	1999	1998	360
Phoenix	Phoenix	AZ	656	2,853	3,509	(911)	1985	1984	360
Phoenix East	Phoenix	AZ	543	2,382	2,925	(766)	1987	1984	360
Scottsdale	Scottsdale	AZ	410	1,951	2,361	(629)	1985	1976/85	360
Scottsdale North	Scottsdale	AZ	1,093	4,955	6,048	(1,502)	1985/87	1985	360
Shea	Scottsdale	AZ	807	3,307	4,114	(622)	1997	1996	360
Speedway	Tucson	AZ	773	2,969	3,742	(433)	1998	1998	360
Tempe	Tempe	AZ	273	1,347	1,620	(413)	1984	1976	360
Union Hills	Phoenix	AZ	617	2,623	3,240	(418)	1998	1998	360
Val Vista	Gilbert	AZ	778	3,856	4,634	(920)	1999	1999	360
Warner	Mesa	AZ	313	1,527	1,840	(610)	1995	1985	360
Alicia Parkway	Laguna Hills	CA	1,729	7,309	9,038	(856)	1998	1991	360
Aliso Viejo	Aliso Viejo	CA	2,218	4,385	6,603	(997)	1996	1996	360
Antioch	Antioch	CA	678	5,079	5,757	(489)	1999	1999	360
Bloomington	Bloomington	CA	237	1,112	1,349	(264)	1997	1983	360
Blossom Valley	San Jose	CA	1,212	4,634	5,846	(680)	1998	1998	360
Cabot Road	Laguna Niguel	CA	1,300	6,142	7,442	(269)	2001	2001	360
Capital Expressway	San Jose	CA	995	6,280	7,275	(470)	2000	2000	360
Castro Business Pk	Castro Valley	CA	97	416	513	(95)	1996	1975	360
Castro Valley	Castro Valley	CA	907	3,926	4,833	(1,007)	1996	1975	360
Colton	Colton	CA	283	1,235	1,518	(403)	1985	1984	360
Costa Mesa	Costa Mesa	CA	882	3,339	4,221	(378)	1999	1998	360
Culver City	Los Angeles	CA	1,039	4,311	5,350	(1,330)	1988	1989	360
Daly City	Daly City	CA	1,846	6,155	8,001	(1,872)	1995	1989	360
El Cajon	El Cajon	CA	1,013	4,613	5,626	(1,489)	1986	1977	360
El Cerrito	Richmond	CA	765	3,218	3,983	(975)	1986	1987	360
Fontana Sierra	Fontana	CA	589	2,091	2,680	(591)	1987	1980/85	360
Hayward	Hayward	CA	322	1,584	1,906	(512)	1985	1983	360
Huntington Beach	Huntington Beach	CA	949	4,156	5,105	(1,244)	1988	1986	360
Kearney-Balboa	San Diego	CA	830	3,647	4,477	(1,189)	1986	1984	360
La Habra	La Habra	CA	715	3,196	3,911	(1,008)	1986	1979/91	360
Martinez	Martinez	CA	1,524	4,088	5,612	(949)	1995	1987	360
Mountain View	Mountain View	CA	439	1,927	2,366	(590)	1987	1986	360
Newark	Newark	CA	855	3,525	4,380	(761)	1996	1991	360
Ontario	Ontario	CA	512	2,108	2,620	(462)	1996	1984	360
Orange	Orange	CA	1,144	4,665	5,809	(987)	1996	1985	360
Palo Alto	Palo Alto	CA	705	3,042	3,747	(919)	1986	1987	360

			Gross Amount as of

				Building	Gross				Depr.
				Equip. &	Storage	Accum.	Owned	Year	Life in
Property Name	Location	State	Land	Other	Centers	Depr.	Since	Built	mos.

Pinole	Pinole	CA	980	2,309	3,289	(463)	1995	1988	360
Rohnert Park	Rohnert Park	CA	1,220	4,440	5,660	(182)	2001	2001	360
S. San Francisco	San Francisco	CA	721	3,128	3,849	(999)	1987	1985	360
Sacramento	Sacramento	CA	680	2,755	3,435	(597)	1996	1991	360
San Juan Creek	San Juan	CA	1,450	5,526	6,976	(245)	2001	2001	360
San Leandro	San Leandro	CA	776	3,234	4,010	(701)	1996	1991	360
San Lorenzo	San Lorenzo	CA	611	2,567	3,178	(578)	1996	1990	360
Santa Ana	Santa Ana	CA	1,467	6,228	7,695	(1,958)	1986	1975/86	360
Solana Beach	Solana Beach	CA	—	7,173	7,173	(2,267)	1987	1984	360
Sunnyvale	Sunnyvale	CA	1,697	11,511	13,208	(2,626)	1986	1974/75	360
Tracy	Tracy	CA	732	3,017	3,749	(666)	1996	1986	360
Tracy II	Tracy	CA	840	3,746	4,586	(23)	2002	2000	360
Union City	Hayward	CA	287	1,405	1,692	(448)	1985	1985	360
Van Ness	San Francisco	CA	5,289	9,407	14,696	(857)	1999	1999/1934	360
Vista Park-Land Ls	San Jose	CA	—	56	56	(22)	2001	2000	360
Walnut	Walnut	CA	751	3,104	3,855	(667)	1996	1986	360
Walnut Creek	Walnut Creek	CA	626	5,353	5,979	(468)	1999	1987	360
Westpark	Irvine	CA	4,190	8,882	13,072	(854)	2000	1999	360
Westwood	Santa Monica	CA	951	7,986	8,937	(1,925)	1986	1988	360
Lakewood	Golden	CO	528	2,175	2,703	(666)	1986	1985	360
Northglenn	Northglenn	CO	531	2,306	2,837	(759)	1987	1979	360
Tamarac	Denver	CO	194	974	1,168	(348)	1984	1977	360
Thornton	Denver	CO	237	1,093	1,330	(348)	1984	1984	360
Windermere	Littleton	CO	653	2,969	3,622	(989)	1984	1977/79	360
Blue Heron	West Palm Beach	FL	1,327	6,341	7,668	(1,878)	1987	1975	360
Davie	Davie	FL	2,863	6,896	9,759	(1,804)	1996	1990	360
Delray Beach	Delray Beach	FL	748	3,272	4,020	(752)	1996	1986	360
Lauderhill	Lauderhill	FL	761	3,479	4,240	(687)	1997	1986	360
Margate	Margate	FL	906	3,875	4,781	(827)	1996	1984	360
Military Trail	West Palm Beach	FL	1,140	5,088	6,228	(1,514)	1987	1981	360
Oakland Park	Ft. Lauderdale	FL	2,443	10,575	13,018	(3,233)	1985	1974/78	360
Seminole	Seminole	FL	336	1,497	1,833	(456)	1986	1984/85	360
Ansley Park	Atlanta	GA	1,527	6,564	8,091	(1,974)	1995	1991	360
Brookhaven	Atlanta	GA	1,616	4,457	6,073	(1,327)	1995	1992	360
Clairemont	Atlanta	GA	470	2,151	2,621	(490)	1996	1990	360
Decatur	Atlanta	GA	1,144	4,949	6,093	(1,523)	1995	1992	360
Forest Park	Forest Park	GA	573	2,420	2,993	(564)	1996	1980	360
Gwinnett	Lawrenceville	GA	820	2,809	3,629	(657)	1996	1996	360
Holcomb Bridge	Roswell	GA	920	2,980	3,900	(248)	1999	2000	360
Jones Bridge	Atlanta	GA	676	3,866	4,542	(631)	1997	1997	360
Lawrenceville	Lawrenceville	GA	858	3,198	4,056	(542)	1997	1997	360
Morgan Falls	Dunwoody	GA	1,429	5,896	7,325	(1,308)	1996	1990	360
Norcross	Norcross	GA	562	2,375	2,937	(547)	1996	1984	360
Peachtree	Duluth	GA	1,144	4,906	6,050	(1,037)	1997	1996	360
Perimeter	Atlanta	GA	1,458	2,933	4,391	(734)	1996	1996	360
Roswell	Roswell	GA	435	1,903	2,338	(573)	1986	1986	360
Sandy Plains	Marietta	GA	1,012	4,095	5,107	(593)	1998	1998	360
Satellite Blvd	Duluth	GA	670	2,867	3,537	(602)	1997	1994	360
Stone Mountain	Stone Mountain	GA	656	2,766	3,422	(625)	1996	1985	360
Tucker	Tucker	GA	241	1,073	1,314	(240)	1996	1987	360
Alsip	Alsip	IL	250	2,286	2,536	(583)	1982	1980	360
Bolingbrook	Bolingbrook	IL	641	2,869	3,510	(501)	1997	1997	360
Bridgeview	Bridgeview	IL	479	2,087	2,566	(645)	1985	1983	360
Country Club Hills	Country Club Hills	IL	781	3,571	4,352	(391)	1999	1999	360
Dolton	Calumet City	IL	344	2,624	2,968	(724)	1982	1979	360
Fox Valley	Chicago	IL	932	2,986	3,918	(504)	1998	1998	360
Hillside	Hillside	IL	261	1,151	1,412	(370)	1988	1988	360
Lisle	Lisle	IL	576	2,587	3,163	(793)	1986	1976/86	360
Lombard	Lombard	IL	392	1,861	2,253	(639)	1982	1980	360
Oak Forest	Orland Park	IL	704	3,224	3,928	(866)	1995	1991	360
Palatine	Palatine	IL	453	3,021	3,474	(249)	2000	2000	360
Rolling Meadows	Rolling Meadows	IL	384	2,008	2,392	(576)	1982	1980	360
Schaumburg	Schaumburg	IL	446	2,162	2,608	(642)	1982	1980	360
Schaumburg South	Schaumburg	IL	504	3,753	4,257	(398)	1999	1999	360
Willowbrook	Willowbrook	IL	412	1,898	2,310	(604)	1986	1979/82	360
Wheaton	Wheaton	IL	283	4,943	5,226	(15)	2002	2001	360
Allisonville	Indianapolis	IN	827	3,725	4,552	(692)	1997	1987	360
Carmel	Carmel	IN	404	2,572	2,976	(638)	1996	1996	360
Castleton	Indianapolis	IN	522	2,044	2,566	(364)	1998	1988	360
College Park	Indianapolis	IN	694	3,026	3,720	(979)	1986	1984	360
County Line	SouthPort	IN	—	2,641	2,641	(404)	1998	1998	360
Downtown Indy	Indianapolis	IN	986	3,293	4,279	(321)	1999	1999	360
Eaglecreek	Indianapolis	IN	802	2,673	3,475	(443)	1998	1998	360
East 62nd Street	Indianapolis	IN	376	1,629	2,005	(48)	2002	1999	360
East Washington	Indianapolis	IN	412	2,567	2,979	(215)	1999	1999	360
Geist	Fishers	IN	547	2,356	2,903	(76)	2002	1999	360
Georgetown	Indianapolis	IN	461	2,362	2,823	(535)	1996	1996	360
Glendale	Indianapolis	IN	520	2,164	2,684	(669)	1986	1985	360
Annapolis	Annapolis	M D	—	3,516	3,516	(555)	1998	1998	360
Briggs Chaney	Silver Spring	M D	430	1,826	2,256	(567)	1994	1987	360
Clinton	Clinton	M D	650	2,882	3,532	(614)	1986	1985	360
Crofton	Gambrills	M D	376	1,634	2,010	(491)	1988	1985	360

			Gross Amount as of

				Building	Gross				Depr.
				Equip. &	Storage	Accum.	Owned	Year	Life in
Property Name	Location	State	Land	Other	Centers	Depr.	Since	Built	mos.

Frederick	Frederick	M D	206	952	1,158	(302)	1994	1987	360
Gaithersburg	Gaithersburg	M D	614	4,003	4,617	(1,048)	1994	1986	360
Germantown	Germantown	M D	552	2,320	2,872	(690)	1994	1988	360
Laurel	Laurel	M D	391	1,737	2,128	(524)	1988	1984	360
Oxon Hill	Ft. Washington	M D	349	1,477	1,826	(443)	1994	1987	360
Reisterstown	Owing Mills	M D	586	1,177	1,763	(31)	2002	1992	360
Suitland	Suitland	M D	660	2,766	3,426	(856)	1987	1985	360
Ann Arbor	Ann Arbor	M I	424	1,844	2,268	(642)	1988	1977	360
Canton	Canton	M I	433	2,179	2,612	(536)	1988	1986	360
Canton Township	Canton Township	M I	852	3,043	3,895	(206)	2000	2000	360
Clinton Township	Clinton Township	M I	772	3,413	4,185	(443)	1999	1999	360
Flint East	Flint	M I	291	1,238	1,529	(222)	1997	1977	360
Flint South	Flint	M I	615	1,802	2,417	(62)	2001	1983	360
Fraser	Fraser	M I	627	2,613	3,240	(569)	1988	1985	360
Grand Rapids	Grand Rapids	M I	192	895	1,087	(303)	1983	1978	360
Jackson	Jackson	M I	309	1,303	1,612	(244)	1997	1978	360
Lansing	Lansing	M I	124	563	687	(199)	1983	1978/79	360
Livonia	Livonia	M I	636	2,666	3,302	(607)	1988	1985	360
Madison Heights	Detroit	M I	487	2,536	3,023	(667)	1995	1977	360
Mt. Clemens	Mt. Clemens	M I	935	2,633	3,568	(120)	2001	2001	360
Plymouth	Canton Township	M I	348	3,208	3,556	(657)	1985	1979	360
Rochester	Utica	M I	610	2,490	3,100	(553)	1996	1989	360
Rochester Hills	Rochester Hills	M I	970	4,052	5,022	(166)	2001	2001	360
Southfield	Southfield	M I	702	3,421	4,123	(955)	1983	1976	360
Sterling Heights	Sterling Heights	M I	919	3,830	4,749	(835)	1996	1986	360
Taylor	Taylor	M I	632	3,501	4,133	(938)	1995	1980	360
Troy - Maple	Troy	M I	1,987	3,653	5,640	(1,020)	1981	1975/77	360
Troy - Oakland Mall	Troy	M I	642	3,002	3,644	(932)	1983	1979	360
Walled Lake	Walled Lake	M I	359	1,709	2,068	(578)	1985/89	1984	360
Warren	Warren	M I	815	3,904	4,719	(683)	1988	1985	360
Auburn Hills	Auburn Hilss	M I	565	3,104	3,669	(9)	2002	2001	360
Olive	St. Louis	M O	818	3,794	4,612	(1,151)	1994	1994	360
Albemarle	Charlotte	NC	788	4,567	5,355	(699)	2002	1984	360
Amity Court	Charlotte	NC	433	2,314	2,747	(334)	2002	1993	360
Arrowood	Charlotte	NC	1,155	3,151	4,306	(700)	2002	1992	360
Capital Blvd.	Raleigh	NC	342	2,687	3,029	(527)	1994	1984	360
Cary	Cary	NC	714	3,079	3,793	(895)	1994	1984	360
Clayton	Clayton	NC	764	2,495	3,259	(194)	2002	1999	360
Concord Kannapolis	Concord	NC	665	2,403	3,068	(499)	2002	1995	360
Cone Boulevard	Greensboro	NC	599	3,106	3,705	(129)	2002	2000	360
COTT	Matthews	NC	237	1,471	1,708	(295)	2002	1989	360
Country Club	Winston Salem	NC	757	3,462	4,219	(337)	2002	2000	360
Creedmoor	Raleigh	NC	807	3,179	3,986	(534)	1997	1997	360
Eastland	Charlotte	NC	590	3,743	4,333	(594)	2002	1983	360
English Road	High Point	NC	602	2,100	2,702	(117)	2002	2000	360
Garner	Garner	NC	204	903	1,107	(291)	1994	1987	360
Glenwood	Raleigh	NC	266	1,195	1,461	(365)	1994	1983	360
Hickory	Hickory	NC	892	3,826	4,718	(764)	2002	1986	360
Lexington	Lexington	NC	430	1,625	2,055	(343)	2002	1987	360
Matthews	Matthews	NC	775	5,617	6,392	(1,011)	2002	1981	360
Monroe	Matthews	NC	556	3,239	3,795	(709)	2002	1985	360
Morrisville	Morrisville	NC	409	1,765	2,174	(520)	1994	1988	360
North Tryon	Charlotte	NC	927	2,723	3,650	(625)	2002	1987	360
Park Road	Charlotte	NC	1,488	6,754	8,242	(708)	2002	1998	360
Pavilion	Charlotte	NC	1,320	2,251	3,571	(329)	2002	1997	360
Pineville	Pineville	NC	2,688	5,916	8,604	(1,299)	2002	1983	360
Randleman Road	Greensboro	NC	1,113	2,600	3,713	(340)	2002	1998	360
Rockingham	Rockingham	NC	178	1,870	2,048	(347)	2002	1996	360
Salisbury	Salisbury	NC	237	5,296	5,533	(780)	2002	1986	360
Silas Creek	Winston, Salem	NC	1,640	2,457	4,097	(193)	2002	2000	360
Stallings	Matthews	NC	747	2,075	2,822	(459)	2002	1995	360
Wake Forest	Wake Forest	NC	851	1,547	2,398	(91)	2002	1998	360
Weddington	Waxhaw	NC	642	2,520	3,162	(208)	2002	1999	360
Wilkinson	Charlotte	NC	575	3,270	3,845	(562)	2002	1986	360
Winston-Salem	Winston, Salem	NC	354	1,930	2,284	(529)	2002	1985	360
Bricktown	Bricktown	NJ	1,397	4,388	5,785	(317)	1999	2000	360
Marlboro	Morganville	NJ	1,320	4,977	6,297	(266)	2000	2000	360
Old Bridge	Matawan	NJ	767	4,381	5,148	(993)	1987	1987	360
Voorhees	Voorhees	NJ	1,121	4,295	5,416	(220)	2001	2001	360
Beth Page	Long Island	NY	2,434	7,507	9,941	(499)	2000	2000	360
Commack	Huntington	NY	3,461	6,319	9,780	(759)	1999	1999	360
Gold Street	Brooklyn	NY	1,194	5,598	6,792	(1,892)	1986	1940	360
Great Neck	Long Island	NY	438	2,898	3,336	(256)	1999	1929	360
Hempstead	Hempstead	NY	1,914	5,247	7,161	(463)	1999	1999	360
Melville	Long Island	NY	1,099	7,587	8,686	(810)	1998	1998	360
Nesconset	Long Island	NY	1,074	3,515	4,589	(285)	2000	2000	360
Northern Boulevard	Long Island City	NY	1,244	5,639	6,883	(1,851)	1987	1940	360
Utica	Brooklyn	NY	830	3,782	4,612	(1,334)	1986	1964	360
Van Dam	Long Island City	NY	760	3,534	4,294	(1,243)	1986	1925	360
Yonkers	Yonkers	NY	913	4,288	5,201	(1,510)	1986	1928	360
16th and Sandy	Portland	OR	479	2,017	2,496	(495)	1995	1973	360
Allen Blvd.	Beaverton	OR	525	2,191	2,716	(494)	1996	1973	360

			Gross Amount as of

				Building	Gross				Depr.
				Equip. &	Storage	Accum.	Owned	Year	Life in
Property Name	Location	State	Land	Other	Centers	Depr.	Since	Built	mos.

Barbur Boulevard	Portland	OR	741	5,323	6,064	(1,559)	1995	1993	360
Beaverton	Beaverton	OR	216	980	1,196	(352)	1985	1974	360
Denny Road	Beaverton	OR	593	2,480	3,073	(765)	1989	1988	360
Division	Portland	OR	700	2,970	3,670	(913)	1996	1992	360
Gresham	Portland	OR	744	2,530	3,274	(606)	1996	1996	360
Hillsboro	Portland	OR	720	3,127	3,847	(715)	1996	1996	360
King City	Tigard	OR	511	2,170	2,681	(622)	1987	1986	360
Liberty Road	Salem	OR	749	2,508	3,257	(754)	1995	1993	360
Milwaukie	Milwaukie	OR	1,052	3,932	4,984	(1,147)	1996	1990	360
Oregon City	Portland	OR	571	2,737	3,308	(870)	1995	1992	360
Portland	Portland	OR	382	1,593	1,975	(493)	1988	1988	360
Salem	Salem	OR	574	2,601	3,175	(836)	1983	1979/81	360
Airport	Philadelphia	PA	799	3,513	4,312	(1,106)	1986	1985	360
Edgemont	Philadelphia	PA	975	5,323	6,298	(1,550)	1995	1992	360
Painter’s Crossing	Philadelphia	PA	516	2,871	3,387	(474)	1998	1998	360
Valley Forge	Berwyn	PA	331	2,816	3,147	—	2002	2002	360
West Chester	West Chester	PA	—	4,583	4,583	(1,378)	1986	1980	360
Ashley River	Charleston	SC	851	4,239	5,090	(459)	2002	1999	360
Ballantyne	Fort Mill	SC	640	2,153	2,793	(216)	2002	1998	360
Charleston	Ladson	SC	403	3,453	3,856	(468)	2002	1999	360
Dave Lyle	Rock Hill	SC	487	2,595	3,082	(155)	2002	2000	360
Florence	Florence	SC	636	4,441	5,077	(678)	2002	1985	360
Garner’s Ferry	Columbia	SC	1,071	2,809	3,880	(495)	2002	1988	360
Greenville (SC)	Greenville	SC	989	2,162	3,151	(640)	2002	1987	360
Rock Hill	Rock Hill	SC	415	2,063	2,478	(230)	2002	1998	360
Rosewood	Columbia	SC	317	—	317	—	2002		360
Shriners	Greenville	SC	431	2,564	2,995	(289)	2002	1998	360
Spartanburg	Spartanburg	SC	268	1,466	1,734	(427)	2002	1986	360
Sumter	Sumter	SC	268	2,020	2,288	(405)	2002	1986	360
Sunset	Lexington	SC	535	2,423	2,958	(166)	2002	1999	360
Woodruff Road (SC)	Greenville	SC	1,082	1,693	2,775	(333)	2002	1996	360
Bandera Road	San Antonio	TX	468	1,998	2,466	(639)	1988	1981	360
Bedford	Bedford	TX	408	1,765	2,173	(564)	1985	1984	360
Bee Caves Road	Austin	TX	626	4,504	5,130	(474)	1999	1999	360
Beltline	Irving	TX	414	1,999	2,413	(677)	1989	1985/86	360
Blanco Road	San Antonio	TX	801	3,356	4,157	(1,071)	1988	1989/91	360
Champions	Houston	TX	484	2,804	3,288	(440)	1998	1998	360
Cinco Ranch	Houston	TX	523	2,593	3,116	(344)	1999	1998	360
Cityplace	Dallas	TX	1,118	3,503	4,621	(429)	1999	1999	360
East Lamar	Arlington	TX	742	2,143	2,885	(520)	1996	1996	360
Federal Road	Houston	TX	552	2,364	2,916	(753)	1988	1988	360
First Colony	Missouri City	TX	427	2,183	2,610	(185)	2000	1994	360
Forum 303	Arlington	TX	273	1,247	1,520	(417)	1986	1984	360
Fredericksburg Road	San Antonio	TX	645	2,871	3,516	(906)	1987	1978/82	360
Georgetown	Austin	TX	403	1,717	2,120	(393)	1997	1996	360
Greenville	Dallas	TX	768	3,212	3,980	(572)	1998	1998	360
Helotes	San Antonio	TX	493	2,251	2,744	(194)	2000	2000	360
Henderson Pass	San Antonio	TX	1,386	2,316	3,702	(403)	1998	1995	360
Henderson Street	Fort Worth	TX	338	3,777	4,115	(408)	1999	1999	360
Highway 26	Hurst	TX	527	2,800	3,327	(152)	2001	2001	360
Highway 78	San Antonio	TX	392	1,582	1,974	(272)	1998	1997	360
Hill Country Village	San Antonio	TX	679	2,866	3,545	(917)	1985	1982	360
Hillcroft	Houston	TX	—	3,689	3,689	(1,165)	1991	1988	360
Hurst	Hurst	TX	363	1,582	1,945	(493)	1987	1974	360
Imperial Valley	Houston	TX	461	2,014	2,475	(643)	1988	1987	360
Irving	Irving	TX	314	1,335	1,649	(410)	1985	1975/84	360
Kingwood	Kingwood	TX	525	2,851	3,376	(835)	1988	1988	360
Lakeline	Austin	TX	748	3,440	4,188	(205)	2001	2001	360
Las Colinas	Irving	TX	491	3,139	3,630	(237)	2000	2000	360
Lewisville	Dallas	TX	434	2,556	2,990	(573)	1997	1997	360
MacArthur	Irving	TX	359	1,699	2,058	(522)	1985	1975/84	360
McArthur Crossing	Irving	TX	746	2,978	3,724	(753)	1996	1996	360
Medical Center (TX)	Houston	TX	737	3,255	3,992	(1,160)	1989	1989	360
Medical Center SA	San Antonio	TX	667	2,737	3,404	(216)	1998	1999	360
Mission Bend	Houston	TX	653	2,751	3,404	(637)	1995	1995	360
Nacodoches	San Antonio	TX	381	2,899	3,280	(445)	1998	1996	360
North Austin	Austin	TX	609	2,564	3,173	(789)	1986	1982	360
North Carrollton	Carrollton	TX	627	2,746	3,373	(276)	2000	1999	360
North Park	Kingwood	TX	549	2,192	2,741	(187)	2000	1996	360
Oak Farm Dairy	Houston	TX	2,652	3,344	5,996	(380)	1999	1999	360
Oak Hills	Austin	TX	149	3,526	3,675	(412)	1999	1999	360
Oltorf	Austin	TX	—	3	3	—	2002	2002	360
Olympia	Missouri City	TX	498	2,894	3,392	(219)	1998	1999	360
Park Cities East	Dallas	TX	1,017	2,941	3,958	(732)	1995	1995	360
Parker Road	Dallas	TX	809	2,216	3,025	(548)	1995	1995	360
Preston Road	Dallas	TX	703	2,878	3,581	(618)	1997	1997	360
Quarry	San Antonio	TX	488	3,700	4,188	(525)	1999	1999	360
River Oaks	Houston	TX	2,177	7,839	10,016	(2,231)	1996	1989	360
Round Rock	Austin	TX	386	1,649	2,035	(390)	1997	1995	360
San Antonio NE	San Antonio	TX	406	1,758	2,164	(565)	1985	1982	360
Slaughter Lane	Austin	TX	592	2,435	3,027	(557)	1997	1994	360
South Cooper	Arlington	TX	632	2,629	3,261	(609)	1996	1996	360

			Gross Amount as of

				Building	Gross				Depr.
				Equip. &	Storage	Accum.	Owned	Year	Life in
Property Name	Location	State	Land	Other	Centers	Depr.	Since	Built	mos.

South Main	Houston	TX	392	1,126	1,518	(100)	2000	1999	360
Southlake	Dallas	TX	670	2,968	3,638	(437)	1998	1998	360
Sugarland	Sugarland	TX	761	3,104	3,865	(959)	1988	1987	360
T.C. Jester	Houston	TX	903	4,089	4,992	(875)	1996	1990	360
Thousand Oaks	San Antonio	TX	421	1,767	2,188	(575)	1986	1987	360
Universal City	San Antonio	TX	169	1,633	1,802	(504)	1995	1985	360
Valley Ranch	Coppell	TX	791	3,214	4,005	(709)	1997	1995	360
West University	Houston	TX	1,121	4,629	5,750	(1,434)	1989	1988	360
Westchase	Houston	TX	351	2,637	2,988	(224)	2000	1998	360
Westheimer	Houston	TX	611	2,541	3,152	(780)	1986	1977	360
Windcrest	San Antonio	TX	626	2,958	3,584	(614)	1996	1975	360
Woodforest	Houston	TX	538	2,269	2,807	(507)	1996	1996	360
Woodlands	Houston	TX	737	3,281	4,018	(1,031)	1988	1988	360
Bayside	Virginia Beach	VA	236	1,260	1,496	(364)	1988	1984	360
Burke	Fairfax	VA	634	2,615	3,249	(595)	1996	1984	360
Burke Centre	Burke	VA	1,035	3,304	4,339	(169)	2001	1983	360
Burke Ctr. Bus. Park	Fairfax	VA	—	1,476	1,476	—	2001	1983	360
Cascades	Sterling	VA	2,292	3,704	5,996	(565)	1998	1998	360
Cedar Road	Chesapeake	VA	295	1,321	1,616	(385)	1994	1989	360
Charlottesville	Charlottesville	VA	305	1,339	1,644	(430)	1994	1984	360
Chesapeake	Chesapeake	VA	454	1,893	2,347	(426)	1996	1986	360
Crater Road	Petersburg	VA	224	978	1,202	(305)	1994	1987	360
Dale City	Dale City	VA	346	1,772	2,118	(507)	1994	1986	360
Fairfax	Fairfax	VA	1,414	6,602	8,016	(1,951)	1986	1980	360
Falls Church	Falls Church	VA	1,413	6,186	7,599	(1,801)	1987	1988	360
Fordson	Alexandria	VA	324	3,114	3,438	(100)	2002	1984	360
Fullerton	Springfield	VA	1,139	4,363	5,502	(154)	2001	1983	360
Gainesville	Gainesville	VA	245	1,082	1,327	(350)	1994	1988	360
Herndon	Herndon	VA	582	2,552	3,134	(848)	1988	1985	360
Holland Road	Virginia Beach	VA	204	965	1,169	(326)	1994	1985	360
Jeff Davis Hwy	Richmond	VA	306	1,318	1,624	(401)	1994	1990	360
Kempsville	Virginia Beach	VA	279	1,237	1,516	(368)	1989	1985	360
Laskin Road	Virginia Beach	VA	305	1,340	1,645	(424)	1994	1984	360
Leesburg	Leesburg	VA	541	2,222	2,763	(499)	1996	1986	360
Manassas E. & W.	Manassas	VA	654	3,015	3,669	(993)	1988	1984	360
McLean	McLean	VA	—	3,640	3,640	(712)	1997	1997	360
Merrifield	Fairfax	VA	3,192	5,323	8,515	(531)	1999	1999	360
Midlothian Turnpike	Richmond	VA	646	2,677	3,323	(600)	1996	1984	360
Newport News North	Newport News	VA	574	2,546	3,120	(567)	1996	1986	360
Newport News. S	Newport News	VA	496	2,354	2,850	(711)	1985/92	1985	360
North Richmond	Richmond	VA	344	1,492	1,836	(483)	1988	1984	360
Old Towne	Alexandria	VA	2,036	7,371	9,407	(779)	1999	1999	360
Potomac Mills	Potomac Mills	VA	1,122	3,439	4,561	(579)	1997	1997	360
Princess Anne Rd.	Virginia Beach	VA	305	1,312	1,617	(388)	1994	1985	360
S. Military Highway	Virginia Beach	VA	289	1,453	1,742	(338)	1996	1984	360
Telegraph	Lorton	VA	441	2,036	2,477	(72)	2001	2001	360
Temple Avenue	Petersburg	VA	297	1,310	1,607	(410)	1994	1989	360
Virginia Beach	Virginia Beach	VA	502	2,283	2,785	(701)	1989	1985	360
Auburn	Auburn	WA	760	2,911	3,671	(738)	1996	1996	360
Bellefield	Bellevue	WA	957	4,039	4,996	(878)	1996	1978	360
Bellingham	Bellingham	WA	601	2,532	3,133	(781)	1981	1981	360
Bremerton	Bremerton	WA	563	2,324	2,887	(431)	1997	1976	360
Burien	Seattle	WA	646	2,858	3,504	(912)	1985	1974	360
Burien II	Seattle	WA	388	1,760	2,148	(558)	1985	1979	360
Canyon Park JV	Bothell	WA	1,023	3,185	4,208	(1,231)	1996	1990	360
Canyon Rd.	Puyallup	WA	234	1,052	1,286	(227)	1996	1986	360
Capitol Hill	Seattle	WA	839	5,366	6,205	(2,557)	1987	1988	360
Corporate Office	Seattle	WA	4,213	23,677	27,890	(12,540)	1998	1998	360
E. Bremerton	Bremerton	WA	576	2,446	3,022	(549)	1996	1985	360
East Lynnwood	Lynnwood	WA	482	2,447	2,929	(707)	1986	1978	360
Edmonds	Edmonds	WA	1,190	5,016	6,206	(1,528)	1984	1974/75	360
Everett	Everett	WA	512	2,754	3,266	(780)	1981	1978	360
Factoria	Bellevue	WA	580	2,412	2,992	(745)	1984	1984	360
Factoria Square	Bellevue	WA	1,226	5,031	6,257	(1,105)	1996	1989	360
Federal Way	Federal Way	WA	862	3,682	4,544	(1,134)	1984	1975	360
Gig Harbor	Gig Harbor	WA	1,059	876	1,935	(123)	1999	1980	360
Hazel Dell	Vancouver	WA	1,087	2,972	4,059	(905)	1996	1989	360
Highland Hill	Tacoma	WA	592	2,510	3,102	(745)	1981	1982	360
Interbay	Seattle	WA	952	3,987	4,939	(1,230)	1987	1988	360
Issaquah	Issaquah	WA	615	2,621	3,236	(848)	1985	1986	360
Juanita	Kirkland	WA	877	4,469	5,346	(397)	1998	1999	360
Kennydale	Renton	WA	816	3,423	4,239	(739)	1996	1991	360
Kent	Kent	WA	543	2,316	2,859	(448)	1997	1977	360
Lacey	Olympia	WA	185	1,122	1,307	(205)	1997	1977	360
Lake City	Seattle	WA	572	2,657	3,229	(971)	1995	1987	360
Lake Union	Seattle	WA	2,956	6,080	9,036	(2,050)	1998	1998	360
Lakewood 512	Tacoma	WA	920	3,927	4,847	(1,168)	87/88/91	1979/81	360
Lynnwood	Lynnwood	WA	757	3,303	4,060	(620)	1997	1979	360
Mill Creek	Everett	WA	627	4,314	4,941	(584)	1998	1998	360
North Spokane	Spokane	WA	581	3,650	4,231	(866)	1984	1976	360
Parkland	Tacoma	WA	391	1,704	2,095	(332)	1997	1980	360
Pier 57	Seattle	WA	872	4,756	5,628	(669)	1986	1912	360

			Gross Amount as of

				Building	Gross				Depr.
				Equip. &	Storage	Accum.	Owned	Year	Life in
Property Name	Location	State	Land	Other	Centers	Depr.	Since	Built	mos.

Pt. Orchard	Pt. Orchard	WA	483	2,079	2,562	(468)	1997	1991	360
Redmond	Redmond	WA	529	5,493	6,022	(834)	1998	1998	360
Renton	Renton	WA	625	2,800	3,425	(899)	1984	1979/89	360
Salmon Creek	Vancouver	WA	759	3,356	4,115	(711)	1997	1997	360
Sammamish	Redmond	WA	963	3,902	4,865	(584)	1998	1998	360
Shoreline/Aurora N	Seattle	WA	1,495	6,732	8,227	(1,944)	1986	1978	360
Smokey Point	Arlington	WA	232	1,058	1,290	(338)	1987	1984/87	360
South Center	Renton	WA	425	1,998	2,423	(659)	1985	1979	360
South Hill	Seattle	WA	300	1,402	1,702	(398)	1995	1980	360
South Tacoma	Tacoma	WA	315	1,378	1,693	(419)	1987	1975	360
Spokane	Spokane	WA	227	1,053	1,280	(227)	1997	1976	360
Sprague	Tacoma	WA	1,169	3,283	4,452	(984)	1996	1950/89	360
Totem Lake	Kirkland	WA	660	2,887	3,547	(890)	1984	1978	360
Vancouver Mall	Vancouver	WA	364	1,676	2,040	(595)	1980	1982	360
West Olympia	Olympia	WA	351	1,468	1,819	(276)	1997	1978	360
West Seattle	Seattle	WA	698	4,237	4,935	(857)	1997	1997	360
Whitecenter	Seattle	WA	559	2,427	2,986	(751)	1980	1981	360
Woodinville	Woodinville	WA	674	2,823	3,497	(850)	1984	1982/84	360
Bellevue	Bellevue	Wa	2,385	12,070	14,455	(2,894)	1984	1975	360
Containerized storage			—	4,035	4,035	(3,248)

			$293,306	$1,236,743	$1,530,049	$(274,842)

(1)	These properties are encumbered through one mortgage loan totaling $66.3 million.

(2)	These properties were acquired through a lease of the building and land.

(3)	These properties are encumbered through one mortgage loan totaling $14.7 million.

SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

The following tables reconcile the changes in land, building, equipment and other, as well as accumulated depreciation over the last two years.

(Amounts in thousands)
Land, Building, Equipment and Other
Balance at January 1, 2000		$1,120,477
Additions during the period
Acquistions	$40,963
Developments	91,897
Facility Expansions	187
Improvements and Other	8,030

		141,077
Cost of Real Estate Sold		(867)

Balance at December 31, 2000		1,260,687
Consolidation of Storage to Go		4,890
Additions during the period
Acquistions	$34,301
Developments	32,359
Facility Expansions	—
Improvements and Other	19,033

		85,693
Cost of Real Estate Sold		(2,272)

Balance at December 31, 2001		1,348,998
Additions during the period
Acquistions	$173,639
Developments	3,147
Improvements and Other	6,085

		182,871
Cost of Real Estate Sold		(1,820)

Balance at December 31, 2002		$1,530,049

Accumulated Depreciation
Balance at January 1, 2000		$134,366
Depreciation expense		36,247
Disposal		(782)

Balance at December 31, 2000		169,831
Consolidation of Storage to Go		2,502
Depreciation expense		41,581
Disposal		(508)

Balance at December 31, 2001		213,405
Depreciation expense		46,084
Depreciation from Morningstar Acquisition		16,208
Disposal		(855)

Balance at December 31, 2002		$274,842

See Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Shurgard Storage Centers, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Shurgard Storage Centers, Inc. and subsidiaries (the Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 16. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shurgard Storage Centers, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note P, in 2001 the Corporation changed its method of accounting for derivative activities to conform to Statement of Financial Accounting Standards (SFAS) No. 133.

As described in Note B, in 2002 the Corporation changed its method of accounting for goodwill to conform to SFAS No. 142.

As discussed in Note X, the accompanying 2002 and 2001 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Seattle, Washington
February 21, 2003
(March 11, 2003 as to Note W; May 20, 2003 as to the effects of the restatement described in Note X )

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

     Information regarding the Registrant’s executive officers called for by Part III Item 10 is set forth in Item I of Part I herein under the caption “Executive Officers of the Registrant.” Information regarding directors of the Company and Section 16 reporting is set forth in our proxy statement for the annual meeting of shareholders to be held May 13, 2003, and is incorporated herein by reference.

Item 11 — Executive Compensation

     Information regarding executive compensation is set forth in our proxy statement for the annual meeting of shareholders to be held May 13, 2003, and is incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is set forth in our proxy statement for the annual meeting of shareholders to be held May 13, 2003, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002, regarding shares outstanding and available for issuance under the Company’s existing stock option plans:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders (1)	2,886,461	$26.15	1,058,827

Total	2,886,461	$26.15	1,058,827

(1)	Includes the 1993 Stock Option Plan approved by the shareholders at the 1993 Annual Meeting held on July 24, 1993, the 1995 Long-Term Incentive Plan approved by the shareholders at the 1995 Annual Meeting held July 26, 1995, and the 2000 Long-Term Incentive Plan approved by the shareholders at the 2000 Annual Meeting held May 9, 2000, and as amended at the Annual Meeting held May 14, 2002.

Item 13 — Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is set forth in our proxy statement for the annual meeting of shareholders to be held May 13, 2003, and is incorporated herein by reference.

Item 14 — Disclosure Controls

     (a)  Within 90 days prior to the date of this report, the Corporation carried out an evaluation - under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer - of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-5. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

     (b)  There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

PART IV

Item 16 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial Statements

2. Financial Statement Schedules

     Schedule III — Real Estate and Accumulated Depreciation has been included as noted above.

3.     Exhibits

3.1	Articles of Incorporation of the Registrant(1)

3.2	Designation of Rights and Preferences of Series A Junior Participating Preferred Stock (Exhibit 3.2)(2)

3.3	Designation of Rights and Preferences of 8.8% Series B Cumulative Redeemable Preferred Stock (Exhibit 3.3)(2)

3.4	Restated Bylaws of the Registrant (Exhibit 3.4)(2)

3.5	Designation of Rights and Preferences of 8.7% Series C Cumulative Redeemable Preferred Stock (Exhibit 3)(3)

4.1	Rights Agreement between the Registrant and Gemisys Corporation dated as of March 17, 1994 (Exhibit 2.1)(4)

4.2	First Amendment to Rights Agreement between the Registrant and Gemisys Corporation dated May 13, 1997 (Exhibit 4.2)(5)

4.3	Indenture between the Registrant and LaSalle National Bank, as Trustee, dated April 25, 1997, (Exhibit 10.4)(6)

4.4	Supplemental Indenture dated July 11, 1997**

4.5	Form of 7 1/2% Notes due 2001 (Exhibit 4.1)(7)

4.6	Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(7)

10.1	Amended and Restated Loan Agreement between Nomura Asset Capital Corp., as Lender, and SSC Property Holdings, Inc., as Borrower, dated as of June 8, 1994 (Exhibit 10.4)(8)

10.2	Amended and Restated Collection Account and Servicing Agreement among SSC Property Holdings, Inc., Pacific Mutual Life Insurance Company, LaSalle National Bank and Nomura Asset Capital Corp. dated as of June 8, 1994 (Exhibit 10.5)(8)

10.3	Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., Seattle-First National Bank, KeyBank of Washington, U.S. Bank of Washington and LaSalle National Bank dated September 9, 1996 (Exhibit 99.40)(9)

10.4	First Amendment to Amended and Restated Loan Agreement dated as of November 14, 1996 (Exhibit 10.8)(5)

10.5	Second Amendment to Amended and Restated Loan Agreement dated as of March 12, 1997 (Exhibit 10.10)(10)

10.6	Third Amendment to Amended and Restated Loan Agreement dated as of July 27, 1997 (Exhibit 10.6)(11)

10.7	Fourth Amendment to Amended and Restated Loan Agreement dated as of January 30, 1998 (Exhibit 10.7)(11)

10.8	Fifth Amendment to Amended and Restated Loan Agreement dated as of May 1, 1998 ((Exhibit 10.1)(12)

10.9	Sixth Amendment to Amended and Restated Loan Agreement dated as of October 27, 1998 (Exhibit 10.1)(13)

10.10	Agreement and Plan of Merger between the Registrant and Shurgard Incorporated dated as of December 19, 1994 (Exhibit 10.7)(14)

*10.11	Amended and Restated 1993 Stock Option Plan (Exhibit 10.7)(11)

*10.12	Amended and Restated Stock Incentive Plan for Nonemployee Directors (Exhibit 10.7)(15)

*10.13	1995 Long-Term Incentive Compensation Plan(16)

*10.14	Form of Business Combination Agreement, together with schedule of actual agreements(23)

10.15	Partnership Agreement, dated April 28, 1998, between Shurgard Development I, Inc. and Fremont Storage Partners I, L.P. forming Shurgard/Fremont Partners I (Exhibit 1.1)(17)

10.16	Seventh Amendment to Amended and Restated Loan Agreement dated as of April 28, 1999 (Exhibit 10.3)(18)

10.17	Partnership Agreement, dated March 17, 1999, between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II (Exhibit 10.1)(18)

10.18	First Amendment to Partnership Agreement between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II as of April 27, 1999. (Exhibit 10.2)(18)

10.19	Second Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., Bank of America, N.A., Key Bank National Association, U.S. Bank National Association, and LaSalle Bank National Association, dated September 30, 1999. (Exhibit 10.1)(19)

10.20	First Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of America, N.A., Key Bank National Association, U.S. Bank National Association, and LaSalle Bank National Association, dated September 30, 1999(20)

10.21	Second Amendment to Second Amended and Restated Loan agreement among Shurgard Storage Centers, Inc., Bank of America, N.A., Key Bank National Association, U.S. Bank National Association, LaSalle Bank National Association, The Bank of Nova Scotia, and Bank One, dated December 16, 1999(20)

10.22	Separation Agreement and Mutual General Release among Shurgard Storage Centers, Inc. and Michael and Tina Rowe, dated January 26, 2000(20)

10.23	Third Amendment to the Second Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., Bank of America, N.A., Key Bank National Association, U.S. Bank National Association, LaSalle Bank National Association, The Bank of Nova Scotia and Bank One, N.A., dated March 31, 2000(21)

10.24	Service Agreement between Shurgard Storage Centers, Inc., David K. Grant, and SSC Benelux & Co., SCA dated June 7, 2000(22)

10.25	Limited Liability Company Agreement between Shurgard Development IV, Inc. and Chase Capital Partners Real Estate Storage, LLC forming CCP/Shurgard Venture, LLC, dated May 12, 2000(22)

10.26	Form of Business Combination Agreement dated July 27, 2000, together with schedule of actual agreements(23)

10.27	2000 Long-Term Incentive Compensation Plan (24)

10.28	Agency Agreement between Shurgard Storage Centers, Inc. and First Security Bank, N. A., dated February 26, 2001 (24)

10.29	Credit Agreement among Shurgard Storage Centers, Inc., First Security Bank, N.A. and Bank of America, N.A., dated February 26, 2001 (24)

10.30	Lease Agreement between First Security Bank, N.A. and Shurgard Storage Centers, Inc., dated February 26, 2001 (24)

10.31	Security Agreement between Shurgard Storage Centers, Inc., First Security Bank, N.A. and Bank of America, N.A., dated February 26, 2001 (24)

10.32	Participation Agreement among Shurgard Storage Centers, Inc., Shurgard Evergreen, L.P., Shurgard Texas, L.P., Shurgard Institutional Fund, L.P. II, SSC Evergreen, Inc., First Security Bank, N.A., Bank of America, N.A., Bank Hapoalim B.M., The Bank of Nova Scotia, Bank One, N.A., Commerzbank, AG, New York and Grand Cayman Branches, Keybank, N.A., Suntrust Bank, U.S. Bank, N.A., Washington Mutual Bank, Fleet National Bank, and LaSalle Bank, N.A., dated February 26, 2001 (24)

10.33	Trust Agreement among Shurgard Storage Centers, Inc., First Security Bank, N.A., Bank of America, N.A., Bank Hapoalim, B.M., Bank of Nova Scotia, Commerzbank, AG, New York and Grand Cayman Branches, Keybank, N.A., Suntrust Bank, U.S. Bank, N.A., Washington Mutual Bank, Fleet National Bank, and LaSalle Bank, N.A., dated February 26, 2001 (24)

10.34	Amended and Restated Limited Liability Company Agreement of CCP/Shurgard Venture, LLC, between Shurgard Development IV, Inc. and CCPRE-Storage, LLC, dated December 26, 2000 (24)

10.35	Loan Agreement between CCP/Shurgard Venture, LLC and General Electric Capital Corporation, dated December 28, 2000 (24)

10.36	Contribution Agreement between Shurgard Development IV, Inc., Shurgard Storage Centers, Inc., Shurgard Texas L.P., SSC Evergreen, CCPRE-Storage, LLC, and CCP/Shurgard Venture, LLC, dated December 28, 2000 (24)

10.37	Third Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. dated February 26, 2001 (24)

10.38	Amendment of 1996 Employee Stock Purchase Plan dated January 30, 2001 (25)

10.39	Amended and restated Class A Common Stock Dividend Reinvestment Plan, dated January 30, 2001 (25)

10.40	Separation Agreement, Confidentiality Agreement and General Release for John Steckler

10.41	First Amendment to Third Amended and Restated Loan Agreement among Shurgard Storage Centers, inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. dated November 27, 2001

10.42	Agreement and pan of merger by and among Shurgard Storage Inc. (“Shurgard”) SSCI Minnesota Corporation (“Merger Subsidiary”) and Two S Properties, Inc., Three S Properties, Inc., Superior Storage I, LLC, Superior Storage II, LLC, Superior Woodbury, LLC (collectively, the “Companies”) and the revocable Trust of Gerald A. Schwalbach, the revocable Trust of Patrick L. Stotesbery (collectively, the “Trusts”), and Gerald A. Schwalbach, Patrick L. Stotesbery dated March 10, 2003.

10.43	Securities Purchase Agreement, SSC Benelux Inc. as Buyer, SSC General Partner (Guensey) Limited and SSC Partner (Guernsey) Limited as Seller, and Credit Suisse First Boston Europe (Limited) as date March 10, 2003.

12.1	Statement Re: Computation of Earnings to Fixed Charges**

21.1	Subsidiaries of the Registrant**

23.1	Consent of Deloitte & Touche LLP

99.1	Certification CEO (26)

99.2	Certification CFO (27)

(1)	Incorporated by reference to Exhibit B contained in the Definitive Additional Proxy Materials on Form DEF14A filed on April 29, 1997.

(2)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated May 14, 1997.

(3)	Incorporated by reference to designated exhibit filed with Registrant’s Registration Statement on Form 8-A filed on December 4, 1998.

(4)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A filed on March 17, 1994.

(5)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 8-B Registration on July 16, 1997.

(6)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1997.

(7)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated April 22, 1997.

(8)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form S-4, Amendment No. 1, filed on January 25, 1995.

(9)	Incorporated by reference to designated exhibit filed with the Registrant’s Schedule 13E-3/A Amendment No. 11 filed on October 12, 1996.

(10)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year-ended December 31, 1996.

(11)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year-ended December 31, 1997.

(12)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1998.

(13)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K filed December 3, 1998.

(14)	Incorporated by reference to Appendix I filed as part of the Registrant’s definitive Proxy Statement/ Prospectus dated February 15, 1995.

(15)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

(16)	Incorporated by reference to Appendix B filed as part of the Registrant’s definitive Proxy Statement dated June 8, 1995.

(17)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated May 29, 1998.

(18)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

(19)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

(20)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K filed March 14, 2000.

(21)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2000.

(22)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(23)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(24)	Incorporated by reference to designated exhibit filed with the Registrant’s From 10-K for the year ended December 31, 2000.

(25)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March, 31, 2001.

(26)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarters ended June, 30, 2002 and September 30, 2002.

(27)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarters ended June, 30, 2002 and September 30, 2002.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 20th day of May 2003.

SHURGARD STORAGE CENTERS, INC.

By:	/s/ HARRELL L. BECK

Harrell L. Beck
Senior Vice President
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 20th day of May 2003.

Signature	Title

/s/ Charles K. Barbo Charles K. Barbo	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Harrell L. Beck Harrell L. Beck	Senior Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ George P. Hutchinson George P.Hutchinson	Director

/s/ Raymond A. Johnson Raymond A. Johnson	Director

/s/ W. J. Smith W. J. Smith	Director

/s/ W. Thomas Porter W. Thomas Porter	Director

/s/ Anna Karin Andrews Anna Karin Andrews	Director

/s/ Howard P. Behar Howard P. Behar	Director

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Charles K. Barbo

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Harrell Beck

Harrell Beck
Chief Financial Officer