Form 10-Q
period 2003-06-30
SHURGARD STORAGE CENTERS INC
filed 2003-08-07
CIK 906933

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Shares outstanding at August 1, 2003:

Class A Common Stock, $.001 par value, 44,963,998 shares outstanding

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

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

Six months ended June 30, 2003	Six months ended June 30, 2002 (as restated)
Operating activities		
Net income	$ 24,551	$ 27,472
Early extinguishment of debt		(1,157)
Gain on sale of asset		(838)
Depreciation and amortization	25,374	21,935
Amortization of participation rights discount	(560)	3,948
Unrealized loss on financial instruments	2,226	4,418
Loss from Other real estate investments	2,163	252
Loss on asset impairment	1,730	
Minority interest in earnings from other real estate investments	334	349
Changes in operating accounts, net of effect of acquisition of Morningstar Storage Centers, LLC and Minnesota Mini Storage:		
Other assets	(5,830)	(3,939)
Accounts payable and other liabilities	5,917	5,016
Restricted cash	(419)	(978)
Net cash provided by operating activities	55,486	56,478
Investing activities:		
Construction, acquisition and improvements to storage centers	(175,518)	(16,795)
Proceeds from sale of asset		1,563
Purchase of Other real estate investments	(505)	(3,767)
Purchase of non-competition agreements		(1,450)
Increase in bond receivable from European affiliate	(3,296)	(2,071)
Increase in notes receivables	(16,387)	
Increase in notes receivable from European affiliate	(153,191)	
Increase in cash due to consolidation of Recom	(93)	
Purchase of additional interest in affiliated partnership	(1,626)	
Purchase of interest in Morningstar Storage Centers, LLC, net of cash acquired		(60,257)
Purchase of interest in Minnesota Mini Storage, net of cash acquired	431	
Purchase of additional interest in European affiliates	(52,230)	
Distribution in excess of earnings from other real estate investments	5,338	672
Net cash used in investing activities	(397,077)	(82,105)

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2003

(unaudited)

Note A - Basis of Presentation

Basis of presentation: The condensed consolidated financial statements include the accounts of Shurgard Storage Centers, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We consolidate the accounts of those subsidiaries or joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of assets. All investments in joint ventures that do not qualify for consolidation, but in which we exercise significant influence, are accounted for under the equity method and are included in other real estate investments.

Following the transactions to increase our ownership in Shurgard Self Storage, SCA (Shurgard Europe) and Recom & Co. (Recom), we continue to account for our investment in Shurgard Europe in accordance with the equity method and not by consolidation, even though we own 60.7% of Shurgard Europe. By virtue of the terms of the joint venture agreement that governs Shurgard Europe, we and the remaining partners share decision-making authority with respect to major decisions. Under accounting rules, therefore, we do not have sufficient control to require or permit full consolidation of Shurgard Europe financial statements.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the informative disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our financial condition at June 30, 2003 and December 31, 2002 and the results of operations and cash flows for the six months and the three months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The interim financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K/A.

Revenue recognition: The majority of our customers rent under month-to-month lease agreements and revenue is recognized at the contracted rate for each month occupied. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease. Management fee revenue is recognized each month for which services are rendered; these contracts are generally cancelable by either party on specified advanced notice. As a construction agent for Storage Centers Trust (SCT) through June 2, 2003, we were paid a development fee. Fees were recognized as earned to the extent of costs incurred. Due to our contingent liability under the related lease, no profit was recognized as services were performed. We recognize revenue related to our tenant insurance program based on the excess of premiums over claims and administrative costs.

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

Reclassifications: Certain amounts from prior years have been reclassified to conform to the current presentation.

Recent accounting pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. We adopted SFAS No. 145 on January 1, 2003. Amounts from 2002 have been reclassified to interest income and other (net).

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On January 1, 2003, we adopted the disclosure provisions of SFAS No. 148 and continue to account for stock-based compensation under APB No. 25, therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, results of operations or cash flows. The following table reflects proforma net income as if we had recognized stock-based compensation expense in accordance with SFAS No. 123. Proforma compensation expense for 2003 is calculated using the Black-Scholes model with a dividend yield of 8.2%, an expected average option life of 6.1 years and a risk free interest rate of 2.46%.

In November 2002, FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end (see Note Q). We have not entered into any new guarantees after December 31, 2002, therefore, adoption of this statement has had no effect on our financial position, results of operations or cash flows.

In January 2003, FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" for entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 becomes effective for entities created prior to February 1, 2003 beginning July 2003. We are considered the primary beneficiary of certain variable interest entities created prior to February 1, 2003, and upon adoption of FIN No. 46, we will be required to consolidate the assets and liabilities of these entities in our financial statements, which will have a significant effect on our balance sheet, but no material impact on results of operations or cash flows. (see Note N).

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. Adoption of this statement is not expected to have a material effect on our balance sheet, results of operations or cash flows.

Financing Arrangements

We account for sales of certain storage centers in which we have continuing involvement as financing arrangements (see Note D).

Earnings Per Share

For computing basic earnings per share, weighted average shares outstanding for the six months ended June 30, 2003 and 2002 were 35,917,672 and 33,077,577, respectively, while the three months ended June 30, 2003 and 2002 were 35,953,318 and 33,219,552, respectively. For computing diluted earnings per share, weighted average shares outstanding for the six months ended June 30, 2003 and 2002 were 36,451,846 and 33,791,788, respectively, while the three months ended June 30, 2003 and 2002 were 36,591,118 and 33,992,798, respectively (see Note M).

Note B - Lines of Credit

We have an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants. As of June 30, 2003, the current available amount was $37.2 million. At June 30, 2003, the outstanding balance on the line of credit was $298.5 million and the weighted average interest rate was 2.45%

Note C - Notes Payable

On March 19, 2003, we issued $200 million, (net proceeds of $197.9 million) in senior unsecured notes that are ten-year notes bearing interest at 5.875% that are due 2013. The notes require semi-annual interest payments due March 15 and September 15.

On June 30, 2003, we assumed $20 million in mortgage debt in connection with our acquisition of five entities owning 19 storage centers located in Minnesota. The mortgage debt is secured by storage centers.

The maturities of debt principal over the next five fiscal years and thereafter are approximately $86.3 million in 2003, $50.0 million in 2004, $21.2 million in 2005, $2.6 million in 2006, $50.0 million in 2007, and $450.9 million in 2008 and thereafter. Each of these notes contains covenants that require us to submit financial information and maintain certain financial ratios. Debt of $161.0 million is secured by storage centers with a net book value of $260.6 million. As of June 30, 2003, we were in compliance with all debt covenants.

Note D - Participation Rights

In May 2000, we formed a joint venture, CCP/Shurgard Venture, LLC ("CCP/Shurgard"), with an affiliate of JP Morgan Partners. Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint venture. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our 20% legal interest). We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized net operating income (NOI) divided by 9.25%. As a result of this option or put, we have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partners' share of the estimated option purchase price. The discount is amortized over the term of the related agreement. As of June 30, 2003, we include the operations of 21 storage centers owned through the joint venture in our financial statements. These properties are subject to $66.3 million in mortgage debt. The storage centers, mortgage notes payable, and other related assets and liabilities of the joint venture are included in our Condensed Consolidated Balance Sheets, and the related revenue and expenses of these properties are included in our Condensed Consolidated Statements of Net Income.

The following table summarizes the estimated liability for participation rights and the related discount:

Note E - Storage Centers

Buildings and equipment are presented net of accumulated depreciation of $298.9 million and $274.7 million as of June 30, 2003 and December 31, 2002, respectively.

In 2003, we exercised our option to purchase the 36 remaining properties out of the tax retention operating lease for a total of $165 million. These properties are now owned wholly by us or through joint ventures in which we have a controlling interest.

Note F - Acquisitions

Morningstar Storage Centers, LLC

On June 26, 2002 we acquired a 74% membership interest in Morningstar Storage Centers, LLC (Morningstar) for $62 million in order to gain a larger market presence in North and South Carolina. The results of Morningstar's operations have been included in our consolidated financial statements since that date. Morningstar operates and owns, directly or indirectly, 40 existing self-storage properties in North and South Carolina, including seven sites with pre-identified expansion opportunities and nine sites with continued development potential. The properties owned by Morningstar will be managed by the members of Morningstar through an affiliated entity.

This acquisition was accounted for as a purchase transaction. Assets and liabilities are recorded at book value plus 74% of the difference between book value and fair market value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Minnesota Mini Storage

On June 30, 2003, we completed the acquisition of five entities owning a total of 19 self storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage. As consideration in the transaction, we issued 3,050,000 shares of our common stock at closing and have agreed to issue an additional 50,000 shares if the properties meet certain revenue targets prior to the end of 2005. The shares issued in the transaction were not registered under the Securities Act in reliance on an exemption from the registration requirements of the Securities Act. We are required to file a registration statement by September 1, 2003 to register the resale of the shares issued in the acquisition, at which point the shares will be freely tradable. The acquisition was accounted for as a purchase transaction.

The aggregate purchase price was $89.5 million, including $20 million notes receivable from shareholders recorded as a reduction of equity, to secure certain indebtedness assumed in the transaction. The notes are payable in full thirty days after the date on which the registration statement for the shares issued is declared effective. The value of the common shares issued was determined based on the average market price of Shurgard's common shares over the 3-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Due to the contingent shares issuable, the purchase price is not yet finalized; thus, the allocation of the purchase price is subject to refinement.

We allocated the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values.

The aggregate value of identified intangible assets acquired is measured based on the difference between (i) the property valued with existing in-place leases, including expected renewals, and (ii) the property valued as if vacant. Substantially all leases in place at the date of acquisition are for thirty day periods and have been determined to be at market rates. Our estimates of value are made using methods similar to those used by independent appraisers. We considered information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We included an estimate of carrying costs during the expected lease-up periods considering current market conditions, and operating costs to execute similar leases.

The value of in-place lease intangibles is amortized to expense over the expected useful life of six months. Other intangibles have been determined to relate directly to the buildings acquired, and thus will be amortized over the useful life of the buildings.

Amounts allocated to land, buildings and improvements, equipment and fixtures are based on management's analysis of the pro rata share of the fair values of the respective properties acquired. Depreciation is computed using the straight-line method over the estimated life of 30 years for buildings and improvements, and three to fifteen years for building equipment and fixtures.

The following table summarizes pro forma results of operations for the three months and six months ended June 30, 2003 and 2002 as if both the Morningstar and Minnesota acquisitions had taken place at the beginning of that period.

Institutional partnership interest

During the second quarter of 2003 we acquired the General Partner Interest in Shurgard Institutional Fund LP II, a consolidated entity, for $1.6 million. This transaction increased our ownership of Shurgard Institutional II from 99% to 100%. Of the $1.6 million total purchase price, $784,000 was paid to an officer of the company for his partnership interest.

European operations

The following transactions were completed during the second quarter in an effort to increase our ownership in the European operations and to simplify our capital structure.

Shurgard Self Storage, SCA: On April 30, 2003, through our wholly owned subsidiary SSC Benelux, Inc, we increased our ownership in Shurgard Self Storage SCA (Shurgard Europe) by acquiring an additional 10.6% ownership interest through the execution of a Securities Purchase Agreement with SSC General Partners (Guernsey) Limited, SSC Partner (Gurnsey) Limited and Credit Suisse First Boston Europe (Limited) (collectively "CSFB"), for $49.7 million. CSFB is one of four institutional joint venture partners who, together with us and our European operating partners owned Shurgard Europe. Following this purchase and the purchase of additional equity interests in Recom & Co. (see below), our ownership percentage in Shurgard Europe is 60.7% (see Note R).

Recom & Co., SNC: Recom & Co. SNC, (Recom), is a Belgian partnership that holds debt and equity investments in Shurgard Europe. On June 28, 2003, we purchased additional Recom shares representing 79.0% of Recom's capital stock for a price of $856,000, which increased our ownership interest in Recom from 9.1% to 88.1%. This increased ownership in Recom resulted in an additional 42.5% indirect ownership interest in Shurgard Europe. We began consolidating Recom in our financial statements on June 28, 2003.

Note G - Significant Subsidiary

Following the transactions to increase our ownership in Shurgard Europe, we continue to account for our investment in Shurgard Europe in accordance with the equity method even though we own 60.7% of Shurgard Europe. The minority interest partners have substantive participating rights with regard to major operating decisions. We will not have sufficient control to require or permit full consolidation of Shurgard Europe in our financial statements. Below is summarized financial information for Shurgard Europe. The following US dollar denominated financial information is prepared for Shurgard Europe on a stand-alone basis. Shurgard Europe's functional currency is the Euro and the Bonds payable to us is a US dollar transaction. Therefore, this financial information includes a foreign currency transaction gain on this transaction, which is not recognized as part of our equity method loss.

Note H - Shareholders Equity

During the first six months of 2003, we issued 20,556 shares of Class A Common Stock in connection with our Dividend Reinvestment Plan and 178,039 shares were issued in connection with the exercise of employee stock options and the Employee Stock Purchase Plan. We issued 3,050,000 shares of Class A Common Stock in connection with our purchase of Minnesota Mini Storage (See Note F). Additionally, 5,213 shares of restricted stock were granted to officers, key employees, and directors, and 3,651 shares of restricted stock were cancelled due to termination of an employee.

In connection with our acquisition of Minnesota Mini Storage, we recorded a note receivable from the shareholders of Minnesota Mini Storage of $20 million, which was recorded as a reduction of equity. This note receivable is to be paid in full upon registration of the shares issued as consideration for the acquisition, which is expected to be prior to the end of the year.

Note I - Derivative Financial Instruments and Other Comprehensive Income

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

For the six months ended June 30, 2003, we recorded an unrealized loss of $2.2 million, other liabilities increased $1.4 million, and other comprehensive loss increased $828,000. For the six months ended June 30, 2002, we recorded an unrealized loss of $4.4 million, other assets decreased $93,000, other liabilities increased $4.7 million, and other comprehensive loss decreased $455,000. For the three months ended June 30, 2003, we recorded an unrealized loss of $1.2 million, other liabilities increased $727,000 and other comprehensive loss decreased $462,000. For the three months ended June 30, 2002, we recorded an unrealized loss of $4.6 million, other assets decreased $49,000, other liabilities increased $5.5 million, and other comprehensive loss increased $1.0 million. Total accumulated other comprehensive loss was $1.0 million as of June 30, 2003.

Note J - Income Taxes

We began operations for Shurgard TRS, a taxable REIT subsidiary, in 2002, which includes Shurgard Preferred Partners, Storage Line Management and SS Income Plan. STG has also been merged into Storage To Go, LLC, a wholly-owned subsidiary of Shurgard TRS. The income tax expense, calculated at the statutory rate of 34%, consists primarily of a deferred tax benefit due to net operating losses. The components of deferred tax assets for Shurgard TRS at June 30, 2003 are included in the table below. As of June 30, 2003, no valuation allowance had been established as we believe the realization of deferred tax assets is more likely than not.

Recom & Co., a European subsidiary, has a current tax liability under Belgian law of $3.1 million. This tax liability was incurred prior to the consolidation of Recom on June 28, 2003.

Note K - Lease Obligations

We lease certain parcels of land and buildings under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

Note L - Exit Costs

In December 2001, the Company's Board of Directors approved an exit plan to discontinue the operations of STG in the Atlanta and Southern California markets. In connection with this decision, we accrued incremental costs expected to be incurred during the closing of the warehouses of $4.1 million in the fourth quarter of 2001. These costs consisted of lease termination fees for warehouses and equipment, severance packages, charges to prepaid expenses, estimated loss on sale of containers and estimated customer relocation costs during closing totaling $2.4 million, as well as impairment losses on certain assets and goodwill of an additional $1.7 million. The following table summarizes costs incurred since January 2002 which have been applied to this accrual:

Note M - Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three and six months ended June 30, 2003 and 2002.

Note N - Variable interest entities

During the first half of 2003, we performed an analysis of each of our relationships to determine proper accounting treatment under FIN No. 46. Based on this analysis, certain entities will be consolidated in our financial statements beginning July 1, 2003. Current relationships not specifically mentioned here were determined not to be variable interest entities, and, therefore, the accounting treatment of those entities in our financial statements will not change.

Other joint ventures

We operate 28 properties in 25 entities that are currently accounted for under the equity method of accounting as we do not exercise effective control because all major decisions require the agreement of both parties. Our ownership interests range from 55% to 90%. During the first six months of 2003, we performed an evaluation of each of these entities with respect to FIN No. 46 and have determined that we have a variable interest in these entities because we have disproportionate voting interests, and that we are the primary beneficiary because we will absorb the majority of the expected losses or residual returns. All the storage centers were constructed to our specifications and are operated as Shurgard Storage Centers. As of July 1, 2003, we will consolidate these entities into our financial statements. The assets and liabilities of these entities will be measured at their carrying values as of July 1, 2003. As of June 30, 2003, these joint ventures have total assets of $90.2 million ($102.2 million before depreciation) and total liabilities of $69.7 million. We have guaranteed debt of $6.5 million related to these joint ventures. Our maximum exposure to loss is $26.9 million, the total of these guarantees and the net book value of our investment which was $20.4 million at June 30, 2003.

Note O - Related Party Transactions

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we currently own 60.7%. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $75 million. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, on paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. These fees are being recognized as revenue using the effective interest method over the extended term of the bonds. As of June 30, 2003, $52.6 million of bonds had been issued to us under this commitment including $3.4 million in additional bonds issued for accrued interest. We have recorded $1.7 million and $17,000 in interest income for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, we have recorded $3.4 million and $17,000 in interest income, respectively. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes.

We provide property management services to affiliates including marketing, maintenance, management information systems, access to our call center and management of on-site personnel. Management fees from related parties were $108,000 and $104,000 for the three months ended June 30, 2003 and 2002, respectively. Management fees from related parties were $223,000 and $202,000 for the six months ended June 30, 2003 and 2002, respectively.

Recom, now consolidated, made a subordinated loan to Shurgard Europe in 1999 that bears interest at 8.25% per annum, matures in 2009 and allows prepayment. The outstanding balance as of June 30, 2003 was $145.0 million, which is included in other real estate investments as part of Recom's investment in and advances to Shurgard Europe. Before the end of 2003, we and the other Shurgard Europe warrant holders intend to exercise their warrants to purchase additional interests in Shurgard Europe, and Shurgard Europe will use the proceeds from the warrant exercises to repay all or substantially all of the subordinated loan to Recom

Note P - Segment Reporting

We have two reportable segments: Same and New Stores. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Historically, newly developed properties have reached stabilization in an average of approximately 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. Disposed represents properties sold during 2002 and 2003.

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

Three months ended June 30, 2003

(in thousands)	Same Stores	New Stores	Disposed	Total
Real estate operations revenue	$ 64,167	$ 8,087	$ -	$ 72,254
Less unconsolidated joint ventures	(3,427)	(472)	-	(3,899)
Consolidated revenue	60,740	7,615	-	68,355
Direct operating and real estate tax expense	20,861	4,159	-	25,020
Less unconsolidated joint ventures	(1,300)	(198)	-	(1,498)
Consolidated direct operating and real estate tax expense	19,561	3,961	-	23,522
Consolidated NOI	41,179	3,654	-	44,833
Indirect and leasehold expense	3,444	866	-	4,310
Less unconsolidated joint ventures	(240)	(40)	-	(280)
Consolidated indirect and leasehold expense	3,204	826	-	4,030
Consolidated NOI after indirect and leasehold expense	$ 37,975	$ 2,828	$ -	$ 40,803

Three months ended June 30, 2002

(in thousands)	Same Stores	New Stores	Disposed	Total
Real estate operations revenue	$ 63,338	$ 1,649	$ 54	$ 65,041
Less unconsolidated joint ventures	(3,176)	(342)	-	(3,518)
Consolidated revenue	60,162	1,307	54	61,523
Direct operating and real estate tax expense	19,606	1,193	43	20,842
Less unconsolidated joint ventures	(1,277)	(134)	-	(1,411)
Consolidated direct operating and real estate tax expense	18,329	1,059	43	19,431
Consolidated NOI	41,833	248	11	42,092
Indirect and leasehold expense	4,023	216	-	4,239
Less unconsolidated joint ventures	(287)	(26)	-	(313)
Consolidated indirect and leasehold expense	3,736	190	-	3,926
Consolidated NOI after indirect and leasehold expense	$ 38,097	$ 58	$ 11	$ 38,166

Using the definition of Same Stores and New Stores described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Stores to Same Stores over time. The following tables illustrate the results using the 2003 Same Stores and New Stores base for reportable segments as of and for the three months, as well as the six months, ended June 30, 2003 and 2002. Same Stores includes all stores acquired prior to January 1, 2002, and domestic developments opened prior to January 1, 2001. New Stores represent all stores acquired on or after January 1, 2002, and domestic developments opened on or after January 1, 2001:

Six months ended June 30, 2003

(in thousands)	Same Stores	New Stores	Disposed	Total
Real estate operations revenue	$ 126,044	$ 15,287	$ -	$ 141,331
Less unconsolidated joint ventures	(6,805)	(934)	-	(7,739)
Consolidated revenue	119,239	14,353	-	133,592
Direct operating and real estate tax expense	41,421	8,061	-	49,482
Less unconsolidated joint ventures	(2,653)	(452)	-	(3,105)
Consolidated direct operating and real estate tax expense	38,768	7,609	-	46,377
Consolidated NOI	80,471	6,744	-	87,215
Indirect and leasehold expense	7,119	1,861	-	8,980
Less unconsolidated joint ventures	(544)	(76)	-	(620)
Consolidated indirect and leasehold expense	6,575	1,785	-	8,360
Consolidated NOI after indirect and leasehold expense	$ 73,896	$ 4,959	$ -	$ 78,855

Six months ended June 30, 2002

(in thousands)	Same Stores	New Stores	Disposed	Total
Real estate operations revenue	$ 124,254	$ 2,475	$ 179	$ 126,908
Less unconsolidated joint ventures	(6,367)	(586)	-	(6,953)
Consolidated revenue	117,887	1,889	179	119,955
Direct operating and real estate tax expense	38,643	1,896	102	40,641
Less unconsolidated joint ventures	(2,480)	(251)	-	(2,731)
Consolidated direct operating and real estate tax expense	36,163	1,645	102	37,910
Consolidated NOI	81,724	244	77	82,045
Indirect and leasehold expense	7,788	337	-	8,125
Less unconsolidated joint ventures	(514)	(43)	-	(557)
Consolidated indirect and leasehold expense	7,274	294	-	7,568
Consolidated NOI after indirect and leasehold expense	$ 74,450	$ (50)	$ 77	$ 74,477

The following table reconciles the reportable segments real estate operations revenue per the table above to consolidated total revenue for the three months and six months ended June 30, 2003 and 2002.

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months and six months ended June 30, 2003 and 2002:

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months and six months ended June 30, 2003 and 2002.

Note Q -Contingent Liabilities and Commitments

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

Note R - Subsequent Events

On July 11, 2003, we raised $186.9 million (approximately $178.1million net proceeds) through the sale of 5.75 million shares of Class A Common Stock. We used approximately $101.6 million of the proceeds to fund the acquisition of Deutsche Bank's 12.8% ownership interest and AIG's 7.1% ownership interest in Shurgard Europe. Additional proceeds were used to repay a portion of the indebtedness under our revolving credit facility, which includes amounts we borrowed to purchase a portion of the 36 properties that we previously operated under our tax retention operating leases and to fund our additional investment in Recom.

On July 18, 2003, through our wholly owned subsidiary SSC Benelux Inc., we acquired an additional 12.8% ownership interest in Shurgard Self Storage, SCA (Shurgard Europe) through a Securities Purchase Agreement with REIB Europe Operator Limited and REIB International Holdings Limited, and a 7.1% ownership interest in Shurgard Europe through a Securities Purchase Agreement with AIG Self Storage GP, LLC, AIG Self Storage LP, LLC and AIRE Investments, SARL. The purchase price for the 19.9% was approximately $101.6 million. As a result of this purchase, our combined direct and indirect ownership in Shurgard Europe totals 80.56%. One of our partners has substantive participating rights under Emerging Issues Task Force (EITF) 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", and as such we will not consolidate Shurgard Europe but will continue to account for them under the equity method.

Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer proposed a clarification that for the purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified on issuance. In June 2002, we redeemed $50 million of preferred stock. Related issuance costs of $1.9 million, included in Paid-in Capital, were not considered as a reduction to the carrying value of the preferred stock at the time of redemption. The clarification and implementation guidelines, if adopted by the EITF, will not result in a decrease in net income but will reduce our basic and diluted net income per share by $0.06 for the year ended December 31, 2002. Consistent with the proposed implementation requirements of this clarification, if adopted, this change in accounting will be reflected in the prior year financial statement included in our September 30, 2003 Form 10-Q.

Note S - Restatement

Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, the company determined that a transaction entered into in August 2001 to mitigate the risk of interest rate fluctuations related to various options at the end of the tax retention operating lease transaction did not qualify for hedge accounting treatment. This transaction was originally accounted for as a hedge of the forecasted transaction and changes in the estimated fair value of the derivative instrument were recorded in Other Comprehensive Income rather than in earnings. As a result, the accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2002 have been restated. A summary of the significant effects of the restatement is as follows (in thousands):

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for the three months and six months ended June 30, 2002. See Note S to the unaudited condensed consolidated financial statements for a discussion of this matter.

When used in this discussion and elsewhere in this Annual Report on Form 10-Q, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. Actual results may differ materially due to uncertainties including the risk that changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, the risk that new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, and the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses, and the risk that tax law changes may change the taxability of operating and construction expenses, and the risk that tax law changes may change the taxability of future income and increases in interest rates may increase the cost of refinancing long term debt, and our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism. We may also be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain existing financial and joint venture structures of the company. Other factors that could affect our financial results are described below and in Item 1 (Business) of Annual Report on Form 10-K/A. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis of presentation: The condensed consolidated financial statements include the accounts of Shurgard and our subsidiaries. All inter-company balances and transactions have been eliminated on consolidation. We consolidate the accounts of those subsidiaries or joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of assets. All investments in joint ventures that do not qualify for consolidation, but in which we exercise significant influence and do not have effective control, are accounted for under the equity method and are included in other real estate investments.

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

Financing arrangements: We account for sales of certain storage centers in which we have continuing involvement as financing arrangements (See Note D to our Condensed Consolidated Financial Statements). We use the effective interest rate method using estimated future cash flows in determining the amortization of participation rights. This estimate is evaluated each period and is sensitive to both amount and timing of cash flows and projected purchase price. Estimated amount and timing of distributions is based on projected property operating cash flows. Estimated amount and timing of purchase price is based on projected stabilized net operating income and our estimate of when each property will reach stabilization. We periodically re-evaluate our estimate of the option price, the projected timing of our joint venture partner's exercise of their put option and the related expected cash flows. Changes are accounted for as a change in estimate, affecting gross participation rights and subsequent amortization of participation rights.

Deferred tax asset: Shurgard TRS Inc. (Shurgard TRS), a wholly owned subsidiary, is a taxable REIT subsidiary and is subject to corporate level tax. Storage To Go (STG), Shurgard Preferred Partners, SS Income Plan and Storage Line Management are wholly owned subsidiaries of Shurgard TRS. These entities have accumulated tax losses primarily attributable to net operating loss carry forwards from STG that will expire beginning in 2017, temporary differences in fixed assets and operating losses (See Note J to our Condensed Consolidated Financial Statements). When determining the necessary amount, if any, of valuation allowance on the deferred tax asset, we estimate projected future taxable income from all sources to determine whether it is more likely than not that we will realize the tax asset in its entirety. No valuation allowance has been recorded for 2002 or 2003 as we believe realization of the deferred tax asset is more likely than not.

SEGMENT PERFORMANCE

When managing our domestic real estate assets, we evaluate performance in two segments. The first segment, Same Stores, represents those storage centers and business parks that are not in the rent up stage and for which historical information is available. The second segment, New Stores, represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. We evaluate all stores on the same basis regardless of ownership interest in the property. The following sections discuss the performance of these segments for domestic properties.

Same Stores

Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at June 30, 2003 and 2002.

__________

(1) Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2) Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

(3) Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense of $813,000 and $848,000 for three months ended June 30, 2003 and 2002, respectively.

(4) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store revenue in the second quarter increased 1.3% over the same quarter in 2002. Real estate operations revenue gains were a function of an increase in occupancy of two percentage points offset by decreases in rates. Increases in retail sales contributed approximately $160,000 to revenue increases from second quarter 2002 to second quarter 2003 and increases in late fees contributed approximately $180,000. We have experienced increasing downward pressure on rates due to competition and general economic factors. During April of 2002 we increased rates for an overall increase of approximately 3%. During the third and fourth quarters of 2002, rates declined back to January 2002 levels as we adjusted to address declining occupancies and demand. Although, our rates decreased when compared to the prior year they have increased slightly from those realized during the end of 2002. Our strategy for 2003 has been to increase rates only where demand is strong, focusing on increasing occupancy while limiting discounts and holding our overall average rate steady. We have enhanced our training programs for store management personnel which has resulted in improved abandonment and closing ratios by our sales and customer service representatives. Additionally, beginning in 2003 we increased our store hours of operations to include Sundays which has also contributed to our occupancy increases.

Direct property operating expenses increased 6.4% in 2003 when compared to 2002 primarily due to increases in repairs and maintenance and utilities. During the second quarter of 2003, we implemented a centralized maintenance program for stores by employing maintenance managers in the markets to oversee the maintenance of storage centers. As a result of this, as well as other maintenance projects for storage centers, repairs and maintenance increased 31% in the second quarter of 2003 compared to 2002. We expect the changes in market maintenance responsibility to result in savings in the future.

After the 14.4% decrease in indirect operating and leasehold expenses, NOI after indirect operating and leasehold expense increased 0.4% for the second quarter of 2003 compared to 2002. The decrease in indirect operating expense is the result of spreading certain fixed costs over a larger number of stores. Our definition of indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting.

__________

(1) Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2) Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

(3) Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense of $1,628,000 and $1,599,000 for the six months ended June 30, 2003 and 2002, respectively.

(4) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store revenue in the first six months of 2003 increased 1.4% over the same period in 2002. Real estate operations revenue gains were the result of increases in occupancy of two percentage points offset by decreases in rates. Increases in retail sales contributed approximately $319,000 to revenue increases from the first half of 2002 to first half of 2003 and increases in late fees contributed approximately $280,000.

Direct property operating expenses increased 7.2% in 2003 as compared to 2002 primarily due to increases in personnel, repairs and maintenance and utilities. During the first half of 2003, we incurred higher than expected repairs and maintenance costs attributable to snow removal expenses in the northeast region, as well as the implementation of the centralized maintenance program discussed above. Additionally, the Sunday openings, as well as an increase in wages for store employees based on successful completion of sales training, have resulted in increased personnel expenses. By the end of June 2003, approximately 85% of our stores were open seven days a week. Although these initiatives have increased expenses, we believe they are more than offset by the related increases in revenue.

After the 8.6% decrease in indirect operating and leasehold expenses, NOI after indirect operating and leasehold expense decreased 0.4% for the first six months of 2003 compared to the same period in 2002. The decrease in indirect operating expense is the result of spreading certain fixed costs over a larger number of stores. Our definition of indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting.

New Stores

Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. The following table summarizes New Store operating performance as defined at June 30, 2003 and 2002.

(1) Tables include the total operating results of each store regardless of our percentage ownership interest in that store.

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

The following table summarizes our acquisition activity for 2003 and 2002.

During the second quarter of 2003, we purchased 20 storage centers, 19 of which were purchased on June 30, 2003, from Minnesota Mini Storage for 3,050,000 shares of our common stock (see Note F to our Condensed Consolidated Financial Statements), the equivalent of $89.5 million including a $20 million note receivable from shareholder, which is recorded as a reduction in equity. The remaining storage center was purchased from an affiliated California developer on June 2, 2003, for $5.2 million, and had occupancy of 96% at June 30, 2003. Since all of these storage centers were purchased in June, they did not contribute significantly to NOI during the second quarter.

During 2002, we purchased eight individual storage centers totaling 482,000 net rentable square feet for $27.1 million. These properties are in the following locations: three in Indiana, one in Maryland, one in California, one in Illinois and two in Florida. The average occupancy of these stores is 59%, which is below our projected stabilized occupancy as all of these stores were newly built and are still in rent-up. These stores are renting up slower than expected as a result of general economic conditions. We expect these stores to reach stabilization within the next ten to twenty-four months. The June 2003 yield on these eight storage centers is 6% (calculated as June 2003 NOI annualized divided by the purchase price).

Additionally, on June 26, 2002, we purchased for $62 million a 74% interest in Morningstar which owns and operates 40 storage centers in North Carolina and South Carolina that consist of 3,106,000 net rentable square feet. The 40 existing storage centers include seven sites with pre-identified expansion opportunities and nine sites with continued development potential. We have also entered into an agreement with certain members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by the entity and the properties to be developed in the joint ventures will be managed by the members of Morningstar through an affiliated entity. Occupancy for these 40 stores is 78%. (See Note F to our Condensed Consolidated Financial Statements). We have a preferential return on this portfolio through June 2003 that is currently yielding us 8.4% (calculated as our preferred return divided by the purchase price).

Domestic Development

Our long-term growth plan includes development of new storage centers in markets in which we currently operate. This is primarily due to our focus on maintaining high quality standards and consistent building design to develop brand awareness. Implementation of this development strategy through early 2001 focused on internally financed projects developed primarily through development financing joint ventures. During 2002, we changed to a new method of implementing this growth strategy through build-to-suit, tax retention operating leases under which we have an option to purchase the related properties (see Tax Retention Operating Leases under OFF BALANCE SHEET ARRANGEMENTS). In 2003, we exercised our option to purchase all the remaining properties out of the tax retention operating lease. These properties are now owned wholly by us or through joint ventures in which we have a controlling interest.

The following table summarizes our domestic development activity from 2001 to 2003.

During the first six months of 2003, we opened four new storage centers. These storage centers are still in the early stages of rent-up. One of these stores opened in March, and the remaining three opened in the second quarter of 2003.

We opened thirteen domestic storage centers during 2002. Although these 2002 developments have an average occupancy of 51% after an average of 11 months of operations, and revenues are consistent with expectations, we have experienced higher than expected personnel expenses due to expansion of store hours to include Sundays. Despite the increase in personnel expenses, we believe that these efforts will have a positive impact on NOI throughout the rest of 2003. In addition, these stores have had higher than anticipated real estate tax expense, resulting in a negative variance of approximately $115,000.

The 2001 developments together generated $1.1 million in NOI in the first six months of 2003. For the month of June 2003, these developments had NOI of $247,000, which represents 43% of projected monthly NOI at maturity, and averaged 74% occupancy after an average of 20 months of operations. These stores as a group are $157,000 under anticipated revenue, which is entirely attributable to one store. If you remove the one store from the analysis, these stores are $65,000 over anticipated revenues, occupancy is 77% and the stores are at 49% of projected monthly NOI at maturity. Expenses are over anticipated expenses in most of these stores primarily due to increased personnel expenses associated with Sunday openings. General economic conditions are such that all development stores are renting up slower than expected. But in general, we still anticipate average lease up times to be in the 30 to 36 month range.

We typically target yields for developments at 11% to 11.5%. Yield is calculated as projected annualized NOI divided by the total invested cost. We can give no assurance that the projections noted above regarding the development projects will occur. Actual occupancy levels and rates could be lower if demand weakens or if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, increase more than projected. See Risk Factors in (Item 1) Business of our 2002 Annual Report on Form 10-K/A.

OWNERSHIP AND LEASING ARRANGEMENTS

We have various ownership and leasing arrangements with respect to properties included in our Same Store and New Store portfolios. The table below includes information as of and for the six months ended June 30, 2003 that identifies the proportion of Same Store and New Store results attributable to each of these various arrangements. The following tables include 100% of the cost, operating results and other information presented regardless of our percentage ownership interest in that property. Each of the categories presented is discussed in greater detail in sections following the table.

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

Wholly Owned or Leased

Substantially all of our storage centers are owned directly or through wholly owned subsidiaries. Additionally, as of June 30, 2003, we operate 15 properties that are subject to land or building leases requiring non-contingent rent payments.

Development Financing Joint Ventures

In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO, see FUNDS FROM OPERATIONS), we have pursued alternative financing options. In connection with this initiative, we formed a joint venture, CCP/Shurgard, in May 2000 with an affiliate of JP Morgan Partners. Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, on completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). We either retain an option to purchase the storage centers from the joint venture or the joint venture has a right to put those storage centers to us at a future date. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. As a result of this option or put, we have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partner's share of the estimated option purchase price. The discount is amortized over the term of the related agreement. As of June 30, 2003, we include the operations of 21 storage centers owned by the joint venture in our financial statements. These properties are subject to $66.3 million in mortgage debt. We periodically re-evaluate our estimate of the option price, the projected timing of our joint venture partner's exercise of their put option and the related expected cash flows. Changes are accounted for as a change in estimate, reduced gross participation rights and subsequent amortization of participation rights.

The following is a summary of the participation rights balances at June 30, 2003 and December 31, 2002:

Consolidated Joint Ventures

We operate five storage centers owned through a joint venture with a California developer. Under our agreement with this developer, it purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers are purchased by a joint venture which is consolidated in our financial statements. Prior to such purchase, we have no ownership in the properties and accordingly, they are not included in any discussions in our operating results. The developer's interest in the joint venture is based on a predetermined formula and the fair value of the property at contribution. In addition to the stores mentioned above, at June 30, 2003, we had guaranteed $21.4 million in outstanding debt for seven properties related to this agreement that are under construction or being operated by the California developer and have not been contributed to the joint venture, and as a result are not included in our balance sheet or results of operations.

Additionally, we have one partnership with an institutional investors that owns 6 storage centers and two joint ventures that own one storage center each. Our ownership in these joint ventures ranges from 79% to 93%.

Included in our condensed consolidated financial statements is our purchase of a 74% interest in Morningstar, which owns 40 storage centers in North and South Carolina. This acquisition was made on June 26, 2002, and the results of operations of these storage centers are included in our consolidated financial statements commencing on that date. We have entered into an agreement with Morningstar members to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by the entity and the properties to be developed in the joint ventures will be managed by the members of Morningstar through an affiliated entity using Shurgard management systems and standards.

At the time of the purchase of Morningstar, we entered into a management services agreement with Morningstar Property Management, LLC. They will manage the properties in North Carolina and South Carolina for a property management fee equal to the greater of $1,000 per property per month or 4.25% of the gross revenues of each property per month.

In connection with our purchase of properties out of the tax retention operating lease, we established joint venture agreements for five operating properties which are consolidated in our financial statements.

Unconsolidated Joint Ventures

The 30 properties in unconsolidated joint ventures have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures have assets with a gross book value of $109.0 million and debt of $71.8 million secured by the storage centers. Our pro rata ownership in the assets is $89.2 million and our pro rata interest in the debt of these joint ventures is $55.7 million, $6.5 million of which debt we have guaranteed. Of these 30 properties, 28 of them will be consolidated beginning July 1, 2003 as required by FIN No. 46 (see OFF BALANCE SHEET ARRANGEMENTS).

Developments under construction

In addition to the above operating properties, we have 13 properties under construction or pending construction. The following table summarizes the properties under construction as of June 30, 2003.

  The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

European Operations

European Business Summary

European operations are conducted through Shurgard Self Storage, SCA (Shurgard Europe). On April 30, 2003, we increased our ownership in Shurgard Europe from 7.57% direct and indirect interest to 18.17% through a purchase of a 10.6% ownership interest of SSC General Partners (Guernsey) Limited and SSC Partner (Gurnsey) Limited and Credit Suisse First Boston Europe (Limited) (collectively "CSFB"), In June 2003, through a purchase of additional ownership interest in Recom & Co., we increased our ownership in Shurgard Europe to 60.7%. This loss will increase further in the last half of the year as, subsequent to the end of the quarter, we further increased our ownership to 80.6%. At June 30, 2003, Shurgard Europe was operating and/or developing in Belgium, Sweden, France, the Netherlands, the United Kingdom, Denmark and Germany.

Since 1992, Shurgard Europe has tested the self storage product on local consumers and has tailored its product to meet the needs of European consumers. European consumers tend to live in more crowded population densities and smaller living spaces that make self storage an attractive option.

The self storage industry is not well established in much of Europe, and we believe this presents Shurgard Europe with the opportunity to become a leader throughout Western Europe. Although we are seeing other industry players entering the European markets, we believe that the supply being added to the market still leaves significant opportunity when compared to the overall size of the market. Shurgard Europe and its subsidiaries have established expansion plans that focus now in five markets: the Benelux region (which includes Belgium, Luxembourg and the Netherlands), France, Scandinavia (including Sweden and Denmark), the UK, and more recently Germany.

In order to take advantage of the market opportunity, Shurgard Europe continues to expand in Europe. Although the operations of existing stores are continuing to rent-up, this expansion will produce losses for the next two to three years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income. Although we own 60.7% of Shurgard Europe as of June 30, 2003, the results of European operations are not consolidated in our financial statements, but rather our interest is accounted for under the equity method of accounting because we share decision making authority with respect to major decisions with our remaining partners. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage. In May 2003, Shurgard Europe entered into a joint venture agreement with Crescent Euro Self Storage Investments SARL (First Shurgard) and transferred ten properties which were under development. Shurgard Europe owns a 20% interest in First Shurgard. First Shurgard has equity commitments of 12.5 million Euro from Shurgard Europe and 50 million Euro from Crescent and has obtained a non-recourse five-year debt facility for 85 million Euro from a group of commercial banks. A second phase of the joint venture agreement provides for additional debt and equity financing of 95 million Euro, subject to availability of acceptable debt financing and certain other conditions.

As part of the joint venture agreement, Shurgard Europe will receive development fees equal to 7% of the cost of newly developed storage centers, together with reimbursement of certain out-of-pocket costs. In addition, First Shurgard and Shurgard Europe have entered into a 20-year management agreement under which Shurgard Europe will receive management fees equal to 7% of revenues, but not less than 50,000 Euro per year for each storage center in operation. The joint venture arrangement also provides that, in addition to its initial 20% ownership interest, Shurgard Europe will receive an additional 20% of First Shurgard's income and cash flow after each of Shurgard Europe and Crescent has received an internal rate of return of 12% on its equity investment. First Shurgard will own the developed storage centers, subject to the management agreements, and Shurgard Europe has no obligation to purchase the properties. If the properties are put up for sale, we have a right of first offer. During the second quarter of 2003, Shurgard Europe received $3.8 million in development fees from First Shurgard.

Our net loss from European operations, including our interest in Recom & Co. prior to consolidation (see OFF BALANCE SHEET ARRANGEMENTS), was $1.5 million and $461,000 for the three months ended June 30, 2003 and 2002, respectively, and $2.2 million and $861,000 for the six months ended June 30, 2003 and 2002, respectively. These results are reported under Expenses as "Loss from Other Real Estate Investments" in our Condensed Consolidated Statement of Net Income. Our portion of losses before depreciation, including our interest in Recom & Co., was $296,000 and $199,000 for the three months ended June 30, 2003 and 2002, respectively, and $717,000 and $400,000 for the six months ended June 30, 2003. The increase in our net loss from European operations and losses before depreciation is primarily due to increasing our ownership in our European operations in the second quarter from 7.57% to 60.7%. This loss will increase further in the last half of the year as, subsequent to the end of the quarter, we further increased our ownership to 80.6%. The following tables include certain financial and operating information that illustrate the performance of Shurgard Europe. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

Summary of European Properties

  Total net rentable square feet and estimated total cost when all phases are complete.
  Includes three properties owned by First Shurgard.

European Same Store Operations

The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined for the period ended June 30, 2003 and 2002.

  Amounts for both years have been translated from local currencies using the average exchange rate for the second quarter of 2003.

  Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.

  Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense of $296,000 and $278,000 for the three months ended June 30, 2003 and 2002, respectively.

  Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Real estate operations revenue increased 6.7% from the second quarter of 2002 to the second quarter of 2003 when translated at constant exchange rates. The increase in rental revenue for these stores is a result of a 4.5% increase in rates and a one percentage point increase in occupancy. Revenue growth in US dollars, when translated at the applicable average period rates, increased by 32% due to a change in currency exchange rates from the second quarter of 2002 to the same period in 2003. Decreases in indirect operating expense are the result of spreading certain fixed costs over more stores as our European network expands. The June 2003 yield for these stores was 11% (calculated as annualized June 2003 NOI after lease payments divided by the cost). This same store pool includes properties located in all of the markets in which we operate with exception of Denmark. In general, the 36 same store properties located in the UK, Belgium, the Netherlands and France all showed NOI gains over the same quarter of the previous year. On a combined basis, these properties showed year over year increases in revenue and NOI (before Rent and Indirect Expenses) of 9.9% and 11.1% respectively. However, offsetting the results from these markets, were declining results experienced in our Swedish market, where we had 11 properties included in the pool of 47 stores. These Swedish stores experienced a decrease in revenue of 2.6% and a decrease in NOI of 15.6%. This decline is due primarily to a drop in occupancy from a year ago from 70.2% to 69.5%. Rates in the Swedish stores also showed a decline of approximately 1.8%. We attribute this drop in performance to three different issues: a) the drop in the general Swedish economy has impacted demand 2) the opening of several of our new stores in the Stockholm market has temporarily diluted demand at our older stores and 3) underperformance of our management team in the Swedish market. To address the store performance issues in Sweden, we have temporarily reduced the amount of new development targeted for the Stockholm market (our Scandinavian development team is now predominantly focused on the more under-served Copenhagen market); we have instituted changes in the Swedish operations management team earlier this year; we have also increased marketing and personnel training efforts as well. We believe these actions will begin to generate improvements in the performance of these older Swedish stores over the coming quarters.

.

  Amounts for both years have been translated from local currencies using the average exchange rate for 2003.

  Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.

  Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense of $579,000 and $519,000 for the six months ended June 30, 2003 and 2002, respectively.

  Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Real estate operations revenue increased 8.6% for the first six months of 2003 when translated at constant exchange rates compared to the same period in 2002. The increase in rental revenue for these stores is a result of a 5.7% increase in rates and a one percentage point increase in occupancy. Revenue growth in US dollars, when translated at the applicable average period rates, increased by 33.5% due to a change in currency exchange rates for the first six months of 2003 compared to the same period in 2002. Decreases in indirect operating expense are the result of spreading certain fixed costs over more stores as our European network expands.

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

During the first six months of 2003, Shurgard Europe opened four new stores. These stores will have 197,000 net rentable square feet when all phases are complete. Since these stores opened in the second quarter of 2003, they had very little effect on 2003 NOI as of June 30, 2003.

The 24 storage centers that Shurgard Europe opened in 2002 have an estimated total cost of $129.3 million and will have net rentable square feet of 1.3 million when all phases are complete. The average occupancy at the end of June 2003 was 33% after an average of 9 months of operations. These storage centers generated $(0.2) million and $(1.1) million of NOI for the three months and six months ended June 30, 2003, respectively.

The 25 storage centers opened in 2001 have an estimated total cost of $122.9 million and will have net rentable square feet of 1.3 million when all phases are complete. The average occupancy at the end of June 2003 was 59% after an average of 21 months of operations. These storage centers generated $1.2 million and $2.1 million of NOI for the three months and six months ended June 30, 2003, respectively. For the month of June 2003 theses stores generated $0.5 million in NOI which represents 32% of their stabilized NOI at maturity.

In addition to the above completed developments, Shurgard Europe currently has another fifteen storage centers under construction, of which twelve storage centers are being developed by First Shurgard. The following table summarizes European development projects in progress at June 30, 2003.

  The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See Item 1 Business - Risk Factors of our 2002 Annual Reports on Form 10-K/A)

RELATED PARTY TRANSACTIONS

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we currently own 60.7%. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $75 million. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, on paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. These fees are being recognized as revenue using the effective interest method over the extended term of the bonds. As of June 30, 2003, $52.6 million of bonds had been issued to us under this commitment including $3.4 million in additional bonds issued for accrued interest. We have recorded $1.7 million and $17,000 in interest income for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, we have recorded $3.4 million and $17,000 in interest income, respectively. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes.

We provide property management services to affiliates including marketing, maintenance, management information systems, access to our call center and management of on-site personnel. Management fees from related parties were $108,000 and $104,000 for the three months ended June 30, 2003 and 2002, respectively. Management fees from related parties were $223,000 and $202,000 for the six months ended June 30, 2003 and 2002, respectively.

Recom, now consolidated, made a subordinated loan to Shurgard Europe in 1999 that bears interest at 8.25% per annum, matures in 2009 and is prepayable. The outstanding balance as of June 30, 2003 was $145.0 million, which is included in other real estate investments as part of Recom's investment in and advances to Shurgard Europe. Before the end of 2003, the Shurgard Europe warrant holders will exercise their warrants to purchase additional interests in Shurgard Europe, and Shurgard Europe will use the proceeds from the warrant exercises to repay all or substantially all of the subordinated loan to Recom.

CONSOLIDATED STATEMENT OF INCOME

Net income decreased for the second quarter of 2003 compared to 2002 and decreased for the first six months of 2003 compared to 2002 due to many factors as discussed below.

Real estate operations revenue rose for the three months and six months ended June 30, 2003 from the same period in 2002 as a result of factors discussed under SEGMENT PERFORMANCE. In addition to the expenses identified under SEGMENT PERFORMANCE, operating expenses include internal acquisition costs and development expenses related to discontinued efforts of $110,000 and $487,000 for the three and six month periods ending June 30, 2003, respectively compared to $100,000 and $243,000 for the same periods in 2002. We incurred $289,000 and $2.1 million in expenses related to our role as construction agent for Storage Centers Trust (SCT) during the six months ended June 30, 2003 and 2002, respectively. Additionally, included in operating expenses are expenses related to operations of TRS of $1.4 million and $943,000 for the three months ended June 30, 2003 and 2002, respectively, and $2.4 million and $1.7 million for the six months ended June 30, 2003 and 2002 (See Taxable REIT Subsidiary Operations). All other amounts are included in NOI after indirect operating and leasehold expenses and are discussed in SEGMENT PERFORMANCE.

Consolidated general and administrative expenses include impairment on a storage center of $1.7 million in the second quarter of 2003 due to the identification of a structural problem with the building. Without the effect of this impairment, general and administrative expenses remained relatively flat from the second quarter of 2002 to 2003. As a percentage of real estate operations revenue, these expenses increased from 3.4% to 3.8% for the second quarter of 2002 to 2003 and from 3.6% for the six months ended June 30, 2002 to 3.7% for the six months ended June 30, 2003, excluding the effect of the impairment loss.

Contributing to the decrease in other revenue for the first three months of 2003 is a decrease in development fees related to our role as construction in connection with the Tax Retention Operating Lease of $1.0 million from the second quarter of 2002 to the second quarter of 2003, $2.7 million for the six months ended June 30, 2003 from the same period in 2002, offset by an increase in revenue from our tenant insurance program, which began in June 2002, of $261,000 for the second quarter of 2003 and $489,000 for the six months ended June 30, 2003. During the second quarter of 2003, we exercised our option to purchase all the remaining properties out of the tax retention operating lease.

Interest income and other decreased for the three and six months ended June 30, 2003 when compared to 2002 because 2002 includes approximately $1.2 million in early extinguishment of debt which has been reclassified to interest income and other on adoption of SFAS No. 145. Additionally during the first six months of 2002, we recorded a gain on sale of property of $838,000 and a gain on lease termination of $1.8 million.

Interest on loans increased from the second quarter 2002 to 2003 due to the additional interest paid on bonds issued in March of 2003 totaling $2.9 million, as well as increased interest expense incurred in 2003 for debt acquired in connection with our purchase of Morningstar Storage Centers, LLC in June of 2002. The increase for the first six months of 2003 compared to 2002 includes increased interest expense on the new bonds of $3.5 million, as well as additional interest expense incurred in 2003 for our acquisition of Morningstar.

Amortization of participation rights discount decreased from 2002 to 2003 due to the reduction in 2002 of participation rights for CCP/Shurgard based on a re-evaluation of our estimate of the option price, projected timing of our joint venture's exercise of their put option and the related expected cash flows. (See Ownership and Leasing Arrangements).

Unrealized loss on financial instruments is the loss recognized for those financial instruments which do not qualify for hedge accounting treatment under SFAS No. 133.

Income tax benefit consists of the current year tax benefit for Shurgard TRS, our taxable REIT subsidiary, including its subsidiaries. The net operating losses carried forward for STG and operating losses from other taxable subsidiaries are offset by income from the other entities.

OTHER REAL ESTATE INVESTMENTS

The following table shows income (loss) from unconsolidated real estate investments for the three and six months ended June 30, 2003 and 2002. All income and loss amounts reflect our pro rata ownership percentage and are reported under Expenses as "Loss from Other Real Estate Investments" in our Consolidated Statement of Net Income.

Income (Loss) from Other Real Estate Investments

Unconsolidated Joint Ventures

We operate 30 properties in unconsolidated joint ventures that have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. As of July 1, 2003, 28 of these properties in 25 entities will become consolidated joint ventures because we have determined that these entities are variable interest entities under FIN No. 46 and we are the primary beneficiary. As of June 30, 2003, the 25 joint ventures that will be consolidated beginning July 1, 2003, have total assets of $90.2 million ($102.2 million before depreciation) and total liabilities of $69.7 million. Additionally, we have guaranteed debt of $6.5 million related to these joint ventures. Our maximum exposure to loss would be $26.9 million, the total of these guarantees and the net book value of our investment which was $20.4 million at the end of the 2003 second quarter. The remaining two properties will remain unconsolidated after July 1, 2003, because they are not variable interest entities.

Participating Mortgages

As of December 31, 2001, we had $2.6 million invested in a participating mortgage loan. We received contingent interest payments from the mortgaged property equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreement. In December 2001, we purchased four of the five properties at a cost of $13.8 million, including $10.3 million outstanding under the participating mortgage. We purchased the fifth property in February 2002. Operating results for the five properties are included in same store results for 2002 and 2003.

European Operations

Our net loss from European operations, including our interest in Recom & Co. (see OFF BALANCE SHEET ARRANGEMENTS), was $1.5 million and $461,000 for three months ended June 30, 2003 and 2002, respectively, and $2.2 million and $861,000 for the six months ended June 30, 2003 and 2002, respectively, The increase in our net loss from European operations is primarily due to increasing our ownership in our European subsidiary in the second quarter from 7.57% to 60.7% . This loss will increase further in the last half of the year as, subsequent to the end of the quarter, we further increased our ownership to 80.6%. Our European subsidiary owns 100 stores in six countries. These properties generated $7.7 million in NOI for three months ended June 30, 2003 compared to $6.1 million in 2002, and $14.2 million in NOI for six months ended June 30, 2003 compared to $10.9 million in 2002.

TAXABLE REIT SUBSIDIARY OPERATIONS

Containerized Storage Operations

Since 1996 we have invested in STG, a Washington corporation whose business is to provide services ancillary to self storage, including but not limited to containerized storage services. Our losses, net of tax, related to STG for three months ended June 30, 2003 and 2002 were $351,000 and $7,000, respectively and for the six months ended June 30, 2003 and 2002 were $437,000 and $155,000, respectively.

Other

In June 2002, we began a new tenant insurance program. Under this program, policies are issued and administered by a third party for a fee, the storage centers receive a cost reimbursement for handling certain administrative duties and SS Income Plan receives the profits, if any, of the policy. Losses in excess of premiums collected are covered by reinsurance carried by a third party. During the three and six months ended June 30, 2003, we recognized $218,000 and $446,000 in revenue, respectively, which is our anticipated share of profits based on the excess of premiums over claims and administrative costs.

In December 2002, we contributed all inventory owned by us and our wholly-owned subsidiaries into SS Income Plan, a wholly owned subsidiary of Shurgard TRS, our taxable REIT subsidiary. Beginning in 2003, inventory sales are conducted through this entity.

We do not conduct any other material taxable operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. We adopted SFAS No. 145 on January 1, 2003. Amounts from 2002 have been reclassifieded to interest income and other (net).

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On December 31, 2002, we adopted the disclosure provisions of SFAS No. 148 and continue to account for stock-based compensation under APB No. 25, therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, results of operations or cash flows. (See Note A to our Condensed Consolidated Financial Statements).

In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end (see Note Q to our Condensed Consolidated Financial Statements). We have not entered any new guarantees after December 31, 2002, therefore, adoption of this statement has had no effect on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" for entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 becomes effective for entities created prior to February 1, 2003 beginning July 2003. We are considered the primary beneficiary of certain variable interest entities created prior to February 1, 2003, and upon adoption of FIN No. 46, we will be required to consolidate the assets and liabilities of these entities in our financial statements, which will have a material effect on our balance sheet, but no material impact on results of operations or cash flows.(see Note N to our Condensed Consolidated Financial Statements).

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement will have no material effect on our balance sheet, results of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. Adoption of this statement is not expected to have a material effect on our balance sheet, results of operations and cash flows.

Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer proposed a clarification that for the purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified on issuance. In June 2002, we redeemed $50 million of preferred stock. Related issuance costs of $1.9 million, included in Paid-in Capital, were not considered as a reduction to the carrying value of the preferred stock at the time of redemption. The clarification and implementation guidelines, if adopted by the EITF, will not result in a decrease in net income but will reduce our basic and diluted net income per share by $0.06 for the year ended December 31, 2002. Consistent with the proposed implementation requirements of this clarification, if adopted, this change in accounting will be reflected in the prior year financial statement included in our September 30, 2003 Form 10-Q.

FUNDS FROM OPERATIONS

Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) October 1999, as amended in April 2002, White Paper on Funds from Operations, is defined as net income, calculated in accordance with generally accepted accounting principles (GAAP) including non-recurring events, except for those defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred shareholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe that because amortization of participation rights discount reflect our partners' increasing interests in unrecognized gains on depreciable operating properties (represented by the difference between the expected option price and our partners' contributions), it is theoretically consistent with the NAREIT White Paper to add it back to net income, and we have done so in previous filings. However, given the recent rule release by the Securities & Exchange Commission regarding the use of non-GAAP information, we have decided to adjust GAAP net income for only those items specifically outlined by NAREIT in its White Paper and related implementation guidance. As such our presentation of prior periods has been adjusted to reflect only those specific adjustments. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition.

FFO for the six months ended June 30, 2003 increased over FFO for the same period in 2002 by $5.7 million, and increased by $2.6 million in the second quarter 2003 as compared to the second quarter of 2002. As previously discussed, this growth reflects the improved revenue performance of the same store portfolio of properties, as well as the addition of properties over the prior year through acquisitions and developments, decreased participation rights amortization and decreased unrealized loss on financial instruments offset by increased expenses in personnel and other expenses.

LIQUIDITY AND FINANCIAL RESOURCES

During the first six months of 2003, we invested $172.1 million in domestic acquisitions and development and expansion projects which includes our purchase of the 36 remaining properties out of the tax retention operating lease discussed below, and $3.4 million in capital improvements to our existing portfolio and other capital improvements. The $585,000 increase in other real estate investments represents investments in unconsolidated joint ventures.

On March 19, 2003, we issued $200 million (net proceeds of $197.9 million) in senior unsecured notes that are ten-year notes bearing interest at 5.875% and are due 2013. The notes require semi-annual interest payments due March 15 and September 15. Proceeds from the bond offering were used to pay down the line of credit.

On April 30, 2003, through our wholly owned subsidiary SSC Benelux, Inc, we increased our ownership in Shurgard Self Storage SCA (Shurgard Europe) by acquiring an additional 10.6% ownership interest through the execution of a Securities Purchase Agreement with SSC General Partners (Guernsey) Limited and SSC Partner (Gurnsey) Limited and Credit Suisse First Boston Europe (Limited) (collectively "CSFB"), for $49.7 million. CSFB is one of four institutional joint venture partners who, together with us and our European operating partners own Shurgard Europe. Following this purchase and the purchase of additional equity interests in Recom & Co. (see below), our ownership percentage in Shurgard Europe is 60.7%.

On June 28, 2003, under agreements related to the Recom credit facility, we purchased additional Recom shares representing 79.0% of Recom's capital stock for a price of $856,000.

Additionally, during the second quarter of 2003, we exercised our option to purchase the remaining 36 properties out of the tax retention operating lease for $165 million. These properties are now either wholly owned by us or owned by joint ventures in which we have a controlling interest and are consolidated in our financial statements as of June 30, 2003.

On June 30, 2003, we completed the acquisition of five entities owning a total of 19 self storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage. As consideration in the transaction, we issued 3,050,000 shares of our common stock at closing and have agreed to issue an additional 50,000 shares if the properties meet certain revenue targets prior to the end of 2005. The shares issued in the transaction were not registered under the Securities Act in reliance on an exemption from the registration requirements of the Securities Act. We are required to file a registration statement by September 1, 2003 to register the resale of the shares issued in the acquisition, at which point the shares will be freely tradable. The acquisition was accounted for as a purchase pursuant to SFAS No. 141.

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

(1) Estimate of amount and timing of cash flows. See Development Financing Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.

(2) See Unconsolidated Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.

OFF BALANCE SHEET ARRANGEMENTS

During the first half of 2003, we performed an analysis of each of our relationships to determine proper accounting treatment under FIN No. 46. Based on this analysis, certain entities will be consolidated in our financial statements beginning July 1, 2003. Current relationships not specifically mentioned here were determined not to be variable interest entities, and, therefore, the accounting treatment of those entities in our financial statements will not change.

Other joint ventures

We operate 28 properties in 25 entities that are currently accounted for under the equity method of accounting as we do not exercise effective control because all major decisions require the agreement of both parties. Our ownership interests range from 55% to 90%. During the first six months of 2003, we completed an evaluation of each of these entities with respect to FIN No. 46 and have determined that we have a variable interest in these entities because we have disproportionate voting interests, and that we are the primary beneficiary because we will absorb the majority of the expected losses or residual returns. All the storage centers were constructed to our specifications and are operated as Shurgard Storage Centers. As of July 1, 2003, we will consolidate these entities into our financial statements. The assets and liabilities of these entities will be measured at their carrying values as of July 1, 2003. As of June 30, 2003, these joint ventures have total assets of $90.2 million ($102.2 million before depreciation) and total liabilities of $69.7 million. We have guaranteed debt of $6.5 million related to these joint ventures. Our maximum exposure to loss is $26.9 million, the total of these guarantees and the net book value of our investment which was $20.4 million at June 30, 2003. Below is summarized financial information for these entities.

Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk

On March 19, 2003, we issued $200 million in senior unsecured notes that are ten-year notes bearing interest at 5.875% and are due 2013. The notes require semi-annual interest payments due March 15 and September 15. The variable rate debt increased from $122.7 million December 31, 2002 to $298.5 million June 30, 2003. See Item 7A in our 2002 Annual Report on Form 10-K/A.

Part I, Item 4: Controls and Procedures

As of the end of the second quarter 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

Part II, Item 2: Sale of Unregistered Securities

On June 30, 2003, we issued 3,050,000 Class A common shares, the equivalent of $89.5 million, as consideration for the purchase of 19 storage centers located in Minnesota under the name of Minnesota Mini Storage. The shares issued in the transaction were not registered under the Securities Act in reliance on an exemption from the registration requirements of the Securities Act. We are required to file a registration statement by September 1, 2003 to register the resale of the shares issued in the acquisition, at which point the shares will be freely tradable.

Part II, Item 4: Submission of Matters to Vote of Security Holders

We held our annual meeting of shareholders on May 14, 2003. There were outstanding and entitled to vote at the meeting 35,975,887 shares of common stock, and the holders of at least 31,018515 shares of common stock were present or in person or by Proxy (representing 86.2% of the company shares entitled to vote at the meeting).

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

 Part II, Item 6: Exhibits and Reports on Form 8-K

Exhibits:

Exhibit 99.1 - CEO 906 Certification of Periodic Report dated August 6, 2003.

Exhibit 99.2 - CFO 906 Certification of Periodic Report dated August 6, 2003

Exhibit 99.3 - CEO 302 Certification of Periodic Report dated August 6, 2003

Exhibit 99.4 - CFO 302 Certification of Periodic Report dated August 6, 2003

Reports on Form 8-K:

On June 2, 2003, we filed a current report on Form 8-K to announce the formation of a $148 million joint venture between Shurgard Europe and Crescent Euro Self Storage, SARL to develop self storage properties in Europe.

On May 22, 2003, we filed a current report on Form 8-K to announce results for first quarter 2003

On May 16, 2003, we filed a current report on Form 8-K announcing the delay of the Company's first quarter earnings release pending review of certain derivative transactions.

On May 12, 2003, we filed a current report on Form 8-K announcing operating results for the first quarter 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: August 6, 2003 By: /s/ Harrell Beck

Harrell Beck

Chief Financial Officer,

Chief Accounting Officer and Authorized Signatory