Form 10-Q/A
period 2003-06-30
SHURGARD STORAGE CENTERS INC
filed 2003-08-12
CIK 906933

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends Shurgard Storage Center Inc.'s quarterly report on Form 10-Q for the period ended June 30, 2003, as initially filed with the Securities and Exchange Commission on August 6, 2003, and is being filed to revise Part I, Item 4, "Controls and Procedures,"
    to renumber the certifications previously filed as Exhibits 99.1 and 99.2 as new Exhibits 32.1 and 32.2, respectively, and to revise and renumber the certifications previously filed as Exhibits 99.3 and 99.4, as filed herewith as Exhibits 31.1 and 31.2, respectively.

These revisions have no impact on Shurgard's financial position or results of operations as of or for the period ended June 30, 2003.

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

There were no changes in the Company's internal controls over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

 Part II, Item 6: Exhibits and Reports on Form 8-K

Exhibits:

Exhibit 31.1 - CEO 302 Certification of Periodic Report dated August 12, 2003

Exhibit 31.2 - CFO 302 Certification of Periodic Report dated August 12, 2003

Exhibit 32.1 - CEO 906 Certification of Periodic Report dated August 12, 2003.

Exhibit 32.2 - CFO 906 Certification of Periodic Report dated August 12, 2003

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