Form 10-Q
period 2003-09-30
SHURGARD STORAGE CENTERS INC
filed 2003-11-28
CIK 906933

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Shares outstanding at November 3, 2003:

Class A Common Stock, $.001 par value, 45,637,763 shares outstanding

Part I. Financial Information (Unaudited)

As described in Note R, Deloitte & Touche LLP (Deloitte) advised us on November 13, 2003 that it was resigning as the Company's auditor. Deloitte did not complete its review under Statement of Auditing Standards No. 100 (SAS 100) of the unaudited Consolidated Condensed Financial Statements included in this Form 10-Q. The interim financial statements contained in a Form 10-Q are required to be reviewed under SAS 100 by an independent public accountant pursuant to Rule 10-01(d) of the Securities and Exchange Commission's Regulation S-X.

Consequently, this Form 10-Q for the quarter ended September 30, 2003 is filed without review. The Audit Committee of the Board of Directors of the Company intends to engage a new auditor as soon as practicable to complete the required SAS 100 review. We intend to amend this Form 10-Q when the review is complete and will identify and discuss in that amendment any material changes from the unreviewed financial statements contained in the initial filing of this report.

Because the financial statements contained in this Form 10-Q do not meet the requirements of Rule 10-01 (d) of Regulation S-X we may not be considered current in our filings under the Securities Exchange Act of 1934.  Filing of an amendment to this report when the independent public accountants' review is complete would eliminate certain consequences of a deficient filing, but the Company would remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(Amounts in thousands except share data)

(unaudited)

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

(unaudited)

(Amounts in thousands)

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2003

(unaudited)

Note A - Basis of Presentation

Basis of presentation: The Condensed Consolidated Financial Statements include the accounts of Shurgard Storage Centers, Inc. (SSCI) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We consolidate the accounts of those subsidiaries or joint ventures in which we have effective control as evidenced by, among other factors, a majority interest in the investment and the ability to cause a sale of assets. All investments in joint ventures that do not qualify for consolidation, but in which we exercise significant influence, are accounted for under the equity method and are included in other real estate investments.

Subsequent to the transactions to increase our ownership in Shurgard Self Storage, SCA (Shurgard Europe) and Recom & Co. (Recom), we continue to account for our investment in Shurgard Europe in accordance with the equity method and not by consolidation, even though we owned 80.6% of Shurgard Europe as of September 30, 2003. By virtue of the terms of the joint venture agreement that governs Shurgard Europe, we and the remaining partners share decision-making authority with respect to major decisions. As a result, we do not have sufficient control to consolidate Shurgard Europe.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the informative disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our financial condition at September 30, 2003 and December 31, 2002 and the results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2003 and 2002. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The interim financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K/A.

Revenue recognition: The majority of our customers rent under month-to-month lease agreements and revenue is recognized at the contracted rate for each month occupied. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease. Management fee revenue is recognized each month for which services are rendered; these contracts are generally cancelable by either party on specified advanced notice. As a construction agent for Storage Centers Trust (SCT) through June 2, 2003, we were paid a development fee. Fees were recognized as earned to the extent of costs incurred. Due to our contingent liability under the related lease, no profit was recognized as services were performed. We recognize revenue related to our tenant insurance program based on the excess of premiums over claims and administrative costs, and we receive a fee to recover our cost of administering the program.

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

Recent accounting pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. We adopted SFAS No. 145 on January 1, 2003. Early extinguishment of debt from 2002 has been reclassified to Interest income and other (net).

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123,"Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On December 31, 2002, we adopted the disclosure provisions of SFAS No. 148 and continue to account for stock-based compensation under APB Opinion No. 25 "Accounting for Stock Issued to Employees." Therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, results of operations or cash flows. The following table reflects pro forma net income as if we had recognized stock-based compensation expense using the fair value method in accordance with SFAS No. 123. The fair value of options granted under our stock option plans during 2003 and 2002 was estimated using the Black-Scholes model with the following assumptions: a dividend yield of 8.1% and 8.2%; an expected average option life of 5.7 and 5.2 years; expected volatility of 24% and 20%; and a risk free interest rate of 2.85% and 2.76%, respectively.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end (see Note Q). We have not entered into any new guarantees or modified any existing guarantees subsequent to December 31, 2002, therefore, adoption of this statement has had no effect on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" for entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as deferred by FASB Staff Position (FSP) FIN No. 46-6, "Deferral of Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities", becomes effective for entities created prior to February 1, 2003 beginning December 31, 2003. We are considered the primary beneficiary of certain variable interest entities created prior to February 1, 2003, and upon adoption of FIN 46, we will be required to consolidate the assets and liabilities of these entities in our financial statements, which will have a significant effect on our balance sheet, but no material impact on results of operations or cash flows (see Note N). Variable interest entities created after February 1, 2003, are consolidated in our financial statements from the date of inception.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement has no effect on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. On October 29, 2003, FASB deferred indefinitely the effective date of paragraph 9 of SFAS No. 150 as it relates to mandatorily redeemable noncontrolling interests in subsidiaries. The provisions of the statement that are effective as of July 1, 2003 have no effect on our balance sheet, results of operations or cash flows.

Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer proposed a clarification that for the purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified on issuance, to be applied through retroactive restatement in accordance with APB Opinion No. 20. In August 2002, we redeemed $50 million of preferred stock. Related issuance costs of $1.9 million, included in Paid-in Capital, were not considered as a reduction to the carrying value of the preferred stock at the time of redemption. Adoption of EITF Topic D-42 resulted in a decrease in basic and diluted earnings per share by $0.05 for the three months ended September 30, 2002 and $0.06 for basic and $0.05 for diluted earnings per share for the nine months ended September 30, 2002. Earnings per share have been restated to reflect this change.

Financing Arrangements

We account for sales of certain storage centers in which we have continuing involvement as financing arrangements (see Note D).

Earnings Per Share

For computing basic earnings per share, weighted average shares outstanding for the nine months ended September 30, 2003 and 2002 were 38,630,439 and 33,980,235, respectively, while the three months ended September 30, 2003 and 2002 were 43,967,512 and 35,756,117, respectively. For computing diluted earnings per share, weighted average shares outstanding for the nine months ended September 30, 2003 and 2002 were 39,157,370 and 34,616,881, respectively, while the three months ended September 30, 2003 and 2002 were 44,588,061 and 36,397,032, respectively (see Note M). In computing diluted shares, 334 shares were excluded for the three months ended September 30, 2003 and 11,668 shares were excluded for the nine months ended September 30, 2003, because they were antidilutive. For the three and nine months ended September 30, 2002, 4,500 shares were excluded in computing diluted shares.

Note B - Lines of Credit

We have an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR (London Interbank Offering Rate). Availability under this line of credit is limited based on various financial covenants. As of September 30, 2003, the current available amount was $117.7 million. At September 30, 2003, the outstanding balance on the line of credit was $242.3 million and the weighted average interest rate was 2.37%.

Note C - Notes Payable

On March 19, 2003, we issued $200 million (net proceeds of $197.9 million) in senior unsecured notes bearing interest at 5.875%, due 2013. The notes require semi-annual interest payments due March 15 and September 15.

On June 30, 2003, we assumed $20 million of mortgage debt in connection with our acquisition of five entities owning 19 storage centers located in Minnesota. On October 23, 2003, this loan was repaid.

The maturities of debt principal over the next five fiscal years and thereafter are approximately $86.3 million in 2003, $50.0 million in 2004, $22.7 million in 2005, $2.5 million in 2006, $50.0 million in 2007, and $450.8 million in 2008 and thereafter. Each of these notes contains covenants that require us to submit financial information and maintain certain financial ratios. Debt of $162.6 million is secured by storage centers with a net book value of $253.2 million. As of September 30, 2003, we were in compliance with all debt covenants.

Note D - Participation Rights

In May 2000, we formed a joint venture, CCP/Shurgard Venture, LLC ("CCP/Shurgard"), with an affiliate of JP Morgan Partners. Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint venture. At the time of contribution, we were reimbursed to the extent that our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our 20% legal interest). Our joint venture has a right to put those storage centers to us. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized net operating income (NOI) divided by 9.25%. Should we choose not to purchase the properties in connection with the put option and the properties are sold at market value, our partners have a priority right to proceeds on liquidation up to their 12% return. As a result of this put, we have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partners' share of the estimated purchase price. The discount is amortized over the estimated term of the related agreement. As of September 30, 2003, we include the operations of 21 storage centers owned through the joint venture in our financial statements. These properties are subject to $66.3 million in mortgage debt. The storage centers, mortgage notes payable, and other related assets and liabilities of the joint venture are included in our Condensed Consolidated Balance Sheets, and the related revenue and expenses of these properties are included in our Condensed Consolidated Statements of Net Income. In September 2003, CCP/Shurgard exercised their put to us for five properties, and we are currently evaluating whether or not we will purchase the properties subject to the put option.

The following table summarizes the estimated liability for participation rights and the related discount:

Note E - Storage Centers

Buildings and equipment are presented net of accumulated depreciation of $312.7 million and $274.8 million as of September 30, 2003 and December 31, 2002, respectively.

In 2003, we exercised our option to purchase the 36 remaining properties out of the tax retention operating lease for a total of $165 million. Of these 36 properties, 33 properties are now owned wholly by us or through joint ventures in which we have a controlling interest, one is owned by a joint venture in which we do not have a controlling interest and is not consolidated in our financial statements, and the remaining two are wholly owned by an affiliated developer.

Note F - Acquisitions

Morningstar Storage Centers, LLC

On June 26, 2002 we acquired a 74% membership interest in Morningstar Storage Centers, LLC (Morningstar) for $62 million in order to gain a larger market presence in North and South Carolina. The results of Morningstar's operations have been included in our consolidated financial statements since that date. Morningstar operates and owns, directly or indirectly, 40 existing self-storage properties in North and South Carolina.

This acquisition was accounted for as a purchase transaction. Assets and liabilities were recorded at book value plus 74% of the difference between book value and fair market value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

(1) Storage related intangibles include in-place lease intangibles of $123,000 that were amortized over their expected useful life of six months.

Minnesota Mini Storage

On June 30, 2003, we completed the acquisition of five entities owning a total of 19 self storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage. We pursued this transaction to gain a market presence in Minnesota. As consideration in the transaction, we issued 3,050,000 shares of our common stock at closing and have agreed to issue an additional 50,000 shares if the properties meet certain revenue targets prior to the end of 2005. The acquisition was accounted for as a purchase transaction.

The aggregate purchase price was $89.5 million, including $20 million in notes receivable from shareholders, recorded as a reduction of equity, that secured $20 million in mortgage debt assumed in the transaction. The notes from shareholders were secured by a pledge of the shareholders' Shurgard stock. Subsequent to the end of the third quarter, the notes receivable and the assumed mortgage debt were paid in full. The value of the common shares issued was determined based on the average market price of Shurgard's common shares over the 3-day period before and after the terms of the acquisition were agreed to and announced.

Due to the contingent shares issuable, the purchase price is not yet finalized; thus, the allocation of the purchase price is subject to refinement. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

(1) Storage related intangibles include in-place lease intangibles of $420,000 that are amortized over their expected useful life of six months.

We allocated the purchase price of properties to tangible and identified intangible assets acquired based on their fair values.

For business combinations the aggregate value of identified intangible assets acquired is measured based on the difference between (i) the property valued with existing in-place leases, including expected renewals, and (ii) the property valued as if vacant. Substantially all leases in place at the date of acquisition were for thirty day periods and have been determined to be at market rates. Our estimates of value are made using methods similar to those used by independent appraisers. We considered information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We included an estimate of carrying costs during the expected lease-up periods considering current market conditions, and operating costs to execute similar leases.

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

The following table summarizes pro forma results of operations for the three months and nine months ended September 30, 2003 and 2002 as if both the Morningstar and Minnesota acquisitions had taken place at the beginning of those periods.

European operations

The following transactions were completed during 2003 in order to increase our ownership in the European operations and to simplify our capital structure.

Shurgard Europe: We increased our direct ownership in Shurgard Europe through the following transactions: (i) On April 30, 2003 we acquired an additional 10.6% ownership for $49.7 million and (ii) on July 18, 2003, we acquired an additional 19.9% ownership interest for approximately $101.6 million.

Recom & Co., SNC: Recom is a Belgian partnership that holds an investment in Shurgard Europe. On June 28, 2003, we purchased additional Recom shares representing 79.0% of Recom's capital stock for a price of $856,000, increasing our ownership interest in Recom from 9.1% to 88.1%. This increased ownership in Recom resulted in an additional 42.5% indirect ownership interest in Shurgard Europe. We began consolidating Recom in our financial statements on June 28, 2003.

As a result of these transactions, our combined direct and indirect ownership in Shurgard Europe at September 30, 2003, totaled 80.6%. The impact of the Shurgard Europe transactions are reflected in other real estate investments on the Condensed Consolidated Balance Sheet.

On October 6, 2003, we purchased from our European operating partners an additional 4.6% interest in Shurgard Europe for 395,000 shares of our Class A Common stock and the forgiveness of certain promissory notes totaling $1.7 million. This purchase increases our total interest in Shurgard Europe to 85.2%, but will not impact our accounting treatment.

Note G - Significant Subsidiary

As of September 30, 2003, we own directly and indirectly 80.6% of Shurgard Europe and continue to account for our investment on the equity method because one of our partners has substantive participating rights as defined in Emerging Issues Task Force (EITF) Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights". We will continue to evaluate Shurgard Europe with respect to any changes to FIN 46 for the fourth quarter ended December 31, 2003.

Below is summarized financial information for Shurgard Europe. Shurgard Europe's functional currency is the Euro. This financial information has been translated from Euro for reporting purposes.

Recom, a consolidated subsidiary as of June 28, 2003, made a subordinated loan to Shurgard Europe in 1999. During the three month period ending September 30, 2003, Recom and other Shurgard Europe warrant holders exercised their warrants to purchase additional equity interests in Shurgard Europe. The majority of the warrants were held by Recom who upon exercise, exchanged $139.6 million of the subordinated loan payable, an amount equal to the exercise price of the warrants. Cash proceeds from the exercise of the remaining warrants and other borrowings by Shurgard Europe were used to repay the remaining $7.5 million balance of the subordinated loan payable.

Note H - Shareholders' Equity

During the first nine months of 2003, we issued 71,967 shares of Class A Common Stock in connection with our Dividend Reinvestment Plan and 418,656 shares were issued in connection with the exercise of employee stock options and the Employee Stock Purchase Plan. We issued 3,050,000 shares of Class A Common Stock in connection with our purchase of Minnesota Mini Storage (see Note F). Additionally, 7,506 shares of restricted stock were granted to officers, key employees, and directors, and 3,651 shares of restricted stock were cancelled due to the termination of an employee.

In connection with our acquisition of Minnesota Mini Storage, we recorded a note receivable from the shareholders of Minnesota Mini Storage of $20 million, which was recorded as a reduction of equity and secured by a pledge of the shareholders Shurgard stock. This note receivable was paid in full in October 2003.

On July 11, 2003, we raised $186.9 million (approximately $178.4 million of net proceeds) through the sale to the public of 5.75 million shares of Class A Common Stock. We used approximately $101.6 million of the proceeds to fund the acquisition of an additional 19.9% ownership interest in Shurgard Europe (see Note F). Additional proceeds were used to repay a portion of the indebtedness under our revolving credit facility, which includes some of the amounts we borrowed to purchase the 36 properties that we previously operated under our tax retention operating leases and to fund our additional investment in Recom.

Note I - Derivative Financial Instruments and Other Comprehensive Income

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Changes in the fair value of derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are recognized in earnings. We had financial instrument liabilities of $15.6 million and $14.7 million as of September 30, 2003 and December 31, 2002, respectively, which are included in accounts payable and other liabilities on our condensed consolidated balance sheet.

The following tables summarize components of other comprehensive income (in thousands):

Note J - Income Taxes

We began operations for Shurgard TRS, a taxable REIT subsidiary, in 2002, which includes Shurgard Preferred Partners, Storage Line Management and SS Income Plan. Shurgard Storage To Go (STG) has also been merged into Storage To Go, LLC, a wholly-owned subsidiary of Shurgard TRS. The income tax expense, calculated at the statutory rate of 34%, consists primarily of a deferred tax benefit resulting from net operating losses. The components of deferred tax assets for Shurgard TRS at September 30, 2003, included in other assets on the Condensed Consolidated Balance Sheet, are included in the table below. As of September 30, 2003, no valuation allowance had been established as we believe the realization of deferred tax assets is more likely than not.

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

Note M - Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2002:

Note N - Variable interest entities

During 2003, we performed an analysis of each of our joint venture relationships to determine proper accounting treatment under FIN 46. Based on this analysis, certain entities will be consolidated in our financial statements beginning December 31, 2003.

We operate 28 properties in 25 entities that are currently accounted for under the equity method of accounting as we do not exercise effective control because all major decisions require the agreement of both parties. Our ownership interests range from 55% to 90%. During the first nine months of 2003, we performed an evaluation of each of these entities with respect to FIN 46 and have determined that these entities are variable interest entities because there are disproportionate voting interests. Additionally, we determined that we are the primary beneficiary because we will absorb the majority of the expected losses or residual returns. All the storage centers were constructed to our specifications and are operated as Shurgard Storage Centers. Beginning December 31, 2003, we will consolidate these entities into our financial statements. The assets and liabilities of these entities will be measured at their carrying values as of December 31, 2003. As of September 30, 2003, these entities have total assets of $95.3 million ($109.0 million before depreciation) and total liabilities of $71.5 million. We have guaranteed debt of $4.7 million related to these entities. Our maximum exposure to loss is $24.7 million, comprised of the total amount of these guarantees and the net book value of our investment which was $20.0 million at September 30, 2003.

Note O - Related Party Transactions

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we own 80.6% as of September 30, 2003. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $62 million with an additional $13 million that can be drawn only in the event of a default of the five year debt facility between First Shurgard and a group of commercial banks. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. These fees are being recognized in income using the effective interest method over the extended term of the bonds. As of September 30, 2003, $54.7 million of U.S. dollars denominated bonds had been issued to us under this commitment including $4.7 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included on our Condensed Consolidated Balance Sheet in other real estate investments and the related income and fees are included in our Condensed Consolidated Statements of net income in loss (gain) from other real estate investments. Shurgard Europe's interest expense and fees related to this subscription agreement are also included in loss (gain) from other real estate investments resulting in net interest income and fees equal to the portion of Shurgard Europe that we did not own during the three and nine months ended September 30, 2003. In addition to interest expense, Shurgard Europe incurred a foreign exchange gain on the U.S. dollar bonds. Our pro-rata portion of that gain is $1.2 million and is included in loss (gain) from other real estate investments for the nine months ended September 30, 2003.

We provide property management services to affiliates including marketing, maintenance, management information systems, access to our call center and management of on-site personnel. Management fees from related parties were $123,000 and $109,000 for the three months ended September 30, 2003 and 2002, respectively. Management fees from related parties were $346,000 and $311,000 for the nine months ended September 30, 2003 and 2002, respectively.

In May 2003, Shurgard Europe entered into an agreement with Crescent Euro Self Storage Investments SARL (Crescent) to create a new joint venture entity, First Shurgard SPRL (First Shurgard) in which Shurgard Europe has a 20% interest. Shurgard Europe has transferred ten properties, which were under development, into this joint venture. We will continue to evaluate First Shurgard with respect to any changes to FIN 46 for the fourth quarter ended December 31, 2003. First Shurgard has equity commitments of 12.5 million Euros ($14.6 million at September 30, 2003) from Shurgard Europe and 50 million Euros ($58.3 million at September 30, 2003) from Crescent, of which 1 million Euros ($1.17 million at September 30, 2003) remains to be drawn, and has obtained a non-recourse five-year debt facility for 85 million Euros ($99.0 million at September 30, 2003) from a group of commercial banks. A second phase of the joint venture agreement provides for additional debt and equity financing of 92.5 million Euros ($107.8 million at September 30, 2003), subject to availability of acceptable debt financing and certain other conditions. As part of a joint venture agreement with First Shurgard, Shurgard Europe receives development fees equal to 7% of the cost of newly developed storage centers and management fees equal to 7% of revenues. During the three and nine months ended September 30, 2003, our equity method loss from Shurgard Europe includes income of $589,000 and $1.2 million, respectively, for development and initial fees from First Shurgard and $16,000 and $17,000 respectively, in management fees.

Recom, a consolidated subsidiary as of June 28, 2003, made a subordinated loan to Shurgard Europe in 1999. During the three month period ending September 30, 2003, Recom and other Shurgard Europe warrant holders exercised their warrants to purchase additional equity interests in Shurgard Europe. The majority of the warrants were held by Recom who upon exercise, exchanged $139.6 million of the subordinated loan payable, an amount equal to the exercise price of the warrants. Cash proceeds from the exercise of the remaining warrants and other borrowings by Shurgard Europe were used to repay the remaining $7.5 million balance of the subordinated loan payable.

During the second quarter of 2003, we acquired the general partner interests in Shurgard Partners LP II (Shurgard Partners II), the general partner of Shurgard Institutional Fund LP II (Institutional II), a consolidated entity, for $1.6 million. The acquired Shurgard Partners II general partner interests were owned by third parties, including an officer of the company.  The calculation of the purchase price payable for the acquired Shurgard Partners II general partner interests was governed by the terms of the partnership agreements for Shurgard Partners II and Institutional II, and was based upon the fair market value of the property owned by Institutional II as determined by a third party appraisal. This transaction increased our ownership of Institutional II from 99% to 100%. Of the $1.6 million total purchase price, $784,000 was paid to an officer of the company to acquire his partnership interest in Shurgard Partners II. Subsequent to the end of the third quarter, we identified an error in the calculation of the purchase price paid for the Shurgard Partners II general partner interests.  This error resulted in an overpayment to the general partners of Shurgard Partners II of $1.4 million. The partners agreed to promptly reimburse the company for this overpayment. Due to the overpayment, $1.4 million was reclassified from storage centers to other assets, as an account receivable, in the September 30, 2003 balance sheet. Of this $1.4 million receivable, $698,000 has been repaid by the officer of the company.

On June 30, 2003, we issued $20 million in notes receivable to shareholders, recorded as a reduction of equity, that secured $20 million in mortgage debt assumed in the purchase of Minnesota Mini Storage (see Note F). The notes from shareholders were secured by a pledge of the shareholders' Shurgard common stock and were paid in full in October 2003.

On July 8, 2003, we loaned 1.9 million Euros to a company known as E-Parco which is owned by certain employees of Shurgard Europe. E-Parco has an indirect ownership interest in Shurgard Europe through Recom. The proceeds of this loan were used by E-Parco to repurchase its shares from an officer of the Company and certain former employees of Shurgard Europe. The officer received 1.2 million Euros for his shares and 0.7 million Euros went to the former employees. The purchase price for the E-Parco shares was based on the value of Shurgard Europe implied by recent third party sales transactions. As partial consideration for the loan, E-Parco granted us an option to purchase the 377 Recom shares owned by the former Shurgard Europe employees for 4.3 million Euros plus forgiveness of the loan including accrued interest. The loan is due and the option expires in July 2004.

Note P - Segment Reporting

We have two reportable segments: Same and New Stores. Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Historically, newly developed properties have reached stabilization in an average of approximately 24 months. New Stores include existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. Disposed represents properties sold and those that have discontinued operations during 2002 and 2003.

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

Using the definition of Same Stores and New Stores described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Stores to Same Stores over time. The following tables illustrate the results using the 2003 Same Stores and New Stores base for reportable segments as of and for the three and nine months ended September 30, 2003 and 2002. Same Stores includes all stores acquired prior to January 1, 2002, and domestic developments opened prior to January 1, 2001. New Stores represent all stores acquired on or after January 1, 2002, and domestic developments opened on or after January 1, 2001:

The following table reconciles the reportable segments real estate operations revenue per the table above to consolidated total revenue for the three months and nine months ended September 30, 2003 and 2002.

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months and nine months ended September 30, 2003 and 2002:

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months and nine months ended September 30, 2003 and 2002.

Note Q -Contingent Liabilities and Commitments

We are a defendant in litigation filed on September 17, 2002, in the Superior Court of California for Orange County styled as Gary Drake v. Shurgard Storage Centers, Inc. et al (Case No. 02CC00152). The complaint alleges that we misrepresent the size of our storage units, seeks class action status and seeks damages, injunctive relief and declaratory relief against us under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. The Court recently ruled that the class of potential members in this lawsuit is limited to California customers of the Company. No class has yet been certified. We do not currently believe that the outcome of this litigation will have a material adverse effect on our financial position or results of operations. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We intend to vigorously defend this action.

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

Note R - Subsequent Events

On October 6, 2003, we purchased an additional 4.6% interest in Shurgard Europe for 395,000 unregistered shares of our Class A Common stock and the forgiveness of certain promissory notes totaling $1.7 million. This purchase increases our total interest in Shurgard Europe to 85.2%, but will not result in consolidation of Shurgard Europe as discussed in Note G. We will continue to evaluate Shurgard Europe with respect to and changes to FIN 46 for the fourth quarter ended December 31, 2003.

On November 13, 2003, Deloitte informed us that it was resigning as the Company's auditor without completing its review of the financial statements for the three and nine month periods ended September 30, 2003. Deloitte advised us that its resignation arose from Deloitte's conclusion that it was no longer willing to rely on management's representations due to concerns about our communications with Deloitte regarding an overpayment of approximately $1.4 million disclosed in Note O. A summary of facts giving rise to Deloitte's resignation has been presented in a Form 8-K, filed by the Company on November 20, 2003. Deloitte responded to the matters identified in the Form 8-K on November 25, 2003 and their response was included in a Form 8-K/A filed on November 26, 2003.

The Audit Committee of our Board of Directors intends to engage a new auditor as soon as practicable to complete the required review under SAS 100. Prior to Deloitte's resignation, the Audit Committee had met with Deloitte to discuss the status of the review of the Condensed Consolidated Financial Statements contained in this Form 10-Q. After that meeting, the Company issued an earnings release that included selected financial information for the three and nine month periods ended September 30, 2003.  The Company cannot predict when our Audit Committee will be able to retain a new independent auditor, or the outcome of that auditor's review of the financial statements.

Because the financial statements contained in this Form 10-Q do not meet the requirements of Rule 10-01 (d) of Regulation S-X we may not be considered current in our filings under the Securities Exchange Act of 1934.  Filing of an amendment to this report when the independent public accountants' review is complete would eliminate certain consequences of a deficient filing, but the Company would remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.  The Company is evaluating the impact of its failure to timely file its third quarter Form 10-Q, and the filing of a deficient Form 10-Q on its covenants under the Company's revolving credit facility, unsecured bonds, its obligations under New York Stock Exchange listing standards, and the Securities Exchange Act. The Company already has communicated, or shortly will be in communication, with its banks, its rating agencies, the New York Stock Exchange, and the Securities and Exchange Commission. Although Deloitte has indicated its resignation does not affect its audit opinions on the Company's historical financial statements, Deloitte will not consent to use its audit opinions in future SEC filings. Accordingly, the Company will request that its new auditor provide any opinions needed for future SEC filings or financing transactions. In light of the absence of the required SAS 100 review, the Section 906 certifications required by 18 U.S.C. Section 1350 and included as Exhibits 32.1 and 32.2 to this Form 10-Q have been qualified by reference to the absence of that review.

Note S - Restatement

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2002, we determined that a transaction entered into in August 2001 to mitigate the risk of interest rate fluctuations related to various options at the end of the tax retention operating lease transaction did not qualify for hedge accounting treatment. This transaction was originally accounted for as a hedge of the forecasted transaction and changes in the estimated fair value of the derivative instrument were recorded in Other comprehensive income rather than in earnings. As a result, the accompanying Condensed Consolidated Financial Statements for the three months and nine months ended September 30, 2002 have been restated. A summary of the significant effects of the restatement is as follows (in thousands except per share data):

(1) Restated earnings per share and previously reported earnings per share include the effects of EITF Topic D-42 which requires the issuance costs related to preferred stock be subtracted from net income to determine net earnings available to common shareholders in the calculation of earnings per share (see Note A).

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for the three months and nine months ended September 30, 2002. See Notes A and S to the unaudited Condensed Consolidated Financial Statements for a discussion of this matter. When used in this discussion and elsewhere in this Annual Report on Form 10-Q, the words "believes," "anticipates," "projects" and similar expressions are intended to identify forward-looking statements regarding financial performance. Actual results may differ materially due to uncertainties including the risk that changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, the risk that new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, and the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses, and the risk that tax law changes may change the taxability of operating and construction expenses, and the risk that tax law changes may change the taxability of future income and increases in interest rates may increase the cost of refinancing long term debt, our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism, and we have significant international operations that carry additional inherent risk that the engagement of the new audit firm or the new audit firm's review and audit of the Company's financials may be protracted, or that financing options and transactions otherwise available to the Company will be dependent upon retention of a new auditor and completion of any required audits and reviews. We may also be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain existing financial and joint venture structures of the company. Other factors that could affect our financial results are described below in the RISK FACTORS. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

On November 13, 2003, Deloitte informed us that it was resigning as the Company's auditor without completing its review of the financial statements for the three and nine month periods ended September 30, 2003. Deloitte advised us that its resignation arose from Deloitte's conclusion that it was no longer willing to rely on management's representations due to concerns about our communications with Deloitte regarding an overpayment of approximately $1.4 million disclosed in Note O. A summary of facts giving rise to Deloitte's resignation has been presented in a Form 8-K, filed by the Company on November 20, 2003. Deloitte responded to the matters identified in the Form 8-K on November 25, 2003 and their response was included in a Form 8-K/A filed on November 26, 2003.

The Audit Committee of our Board of Directors intends to engage a new auditor as soon as practicable to complete the required review under SAS 100. Prior to Deloitte's resignation, the Audit Committee had met with Deloitte to discuss the status of the review of the Condensed Consolidated Financial Statements contained in this Form 10-Q. After that meeting, the Company issued an earnings release that included selected financial information for the three and nine month periods ended September 30, 2003. The Company cannot predict when our Audit Committee will be able to retain a new independent auditor, or the outcome of that auditor's review of the financial statements.

Because the financial statements contained in this Form 10-Q do not meet the requirements of Rule 10-01 (d) of Regulation S-X we may not be considered current in our filings under the Securities Exchange Act of 1934.  Filing of an amendment to this report when the independent public accountants' review is complete would eliminate certain consequences of a deficient filing, but the Company would remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.  The Company is evaluating the impact of its failure to timely file its third quarter Form 10-Q, and the filing of a deficient Form 10-Q on its covenants under the Company's revolving credit facility, unsecured bonds, its obligations under New York Stock Exchange listing standards, and the Securities Exchange Act. The Company already has communicated, or shortly will be in communication, with its banks, its rating agencies, the New York Stock Exchange, and the Securities and Exchange Commission. Although Deloitte has indicated its resignation does not affect its audit opinions on the Company's historical financial statements, Deloitte will not consent to use its audit opinions in future SEC filings. Accordingly, the Company will request that its new auditor provide any opinions needed for future SEC filings or financing transactions. In light of the absence of the required SAS 100 review, the Section 906 certifications required by 18 U.S.C. Section 1350 and included as Exhibits 32.1 and 32.2 to this Form 10-Q have been qualified by reference to the absence of that review.

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

Same Stores

Our definition of Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Please note that our definition of Same Stores results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, and that we then include these stores in the previous year's comparable data. Other storage companies may define Same Stores differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at September 30, 2003 and 2002.

__________

(1) Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2) Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

(3) Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense of $810,000 and $829,000 for three months ended September 30, 2003 and 2002, respectively.

(4) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store revenue in the third quarter increased 2.2% over the same quarter in 2002. Real estate operations revenue gains were a function of an increase in occupancy of one percentage point while rates remained steady. Increases in retail sales contributed approximately $183,000 to revenue increases from third quarter 2002 to third quarter 2003 and increases in late fees contributed approximately $274,000. As a result of declining occupancies and demand levels in the second half of 2002, we began to lower our rates in order to minimize our declining occupancies. We maintained this aggressive rate strategy during the first half of 2003 while we were rebuilding our occupancies. Beginning in the second half of 2003, we began rebuilding our rates without losing occupancy. Rates have increased from $11.89 per square foot for the second quarter of 2003 to $11.95 per square foot for the third quarter of 2003; and occupancy increased from 84% for the second quarter of 2003 to 86% for the third quarter of 2003. Our strategy of increasing rates only where demand is strong, focusing on increasing occupancy while limiting discounts and holding our overall average rate steady has been successful. New customer demand is still soft, so we have enhanced our training programs for store management personnel to be able to capture more of our sales opportunities. We believe these training programs have resulted in improved sales call abandonment and closing ratios by our sales and customer service representatives to be able to take advantage of all opportunities. Additionally, beginning in 2003 we increased our store hours of operations to include Sundays. We believe this has also contributed to our occupancy increases.

Direct property operating expenses increased 3.3% in 2003 when compared to 2002 primarily due to increases in personnel and repairs and maintenance. During 2003, we implemented a centralized maintenance program for stores by employing maintenance managers in the markets to oversee the maintenance of storage centers. As a result of this, as well as other maintenance projects for storage centers, repairs and maintenance increased 18.6% in the third quarter of 2003 compared to 2002. Additionally, the Sunday openings, as well as incentive based wage increases for store employees, have resulted in increased personnel expenses. Although these initiatives have increased expenses, we expect they will be offset by related increases in revenue.

After the 10.4% decrease in indirect operating and leasehold expenses, NOI after indirect operating and leasehold expense increased 2.5% for the third quarter of 2003 compared to 2002. The decrease in indirect operating expense is the result of spreading certain fixed costs over a larger number of stores. Our acquisition of 19 stores in Minnesota contributed to the increased number of stores for the third quarter. Our definition of indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting.

__________

(1) Table includes the total operating results of each store regardless of our percentage ownership interest in that store.

(2) Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.

(3) Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense of $2,438,000 and $2,428,000 for the nine months ended September 30, 2003 and 2002, respectively.

(4) Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store revenue in the first nine months of 2003 increased 1.7% over the same period in 2002. Real estate operations revenue gains were the result of increases in occupancy of one and a half percentage points offset by decreases in rates, as rates were at their peak in the third quarter of 2002 and decreased during the rest of 2002. Increases in retail sales contributed approximately $502,000 to revenue increases from the first nine months of 2002 to the first nine months of 2003 and increases in late fees contributed approximately $554,000.

Direct property operating expenses increased 5.9% in 2003 as compared to 2002 primarily due to increases in personnel and repairs and maintenance. During the first nine months of 2003, we incurred higher than expected repairs and maintenance costs attributable to snow removal expenses in the northeast region, as well as the implementation of the centralized maintenance program discussed above. Additionally, the Sunday openings and incentive based wage increases for store employees have resulted in increased personnel expenses.

After the 1.9% decrease in indirect operating and leasehold expenses, NOI after indirect operating and leasehold expense remained stable for the first nine months of 2003 compared to the same period in 2002. The decrease in indirect operating expense is the result of spreading certain fixed costs over a larger number of stores as described above.

New Stores

Our definition of New Stores, as shown in the table below, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. The following table summarizes New Store operating performance as defined at September 30, 2003 and 2002.

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

During 2003, we purchased 20 storage centers. On June 30, 2003, we purchased 19 storage centers from Minnesota Mini Storage for 3,050,000 shares of our common stock (see Note F to our Condensed Consolidated Financial Statements), the equivalent of $89.5 million including a $20 million note receivable from shareholder, which is recorded as a reduction in equity. The remaining storage center was purchased from an affiliated California developer on June 2, 2003, for $5.2 million, and had occupancy of 97% at September 30, 2003. For the quarter ended September 30, 2003 these 20 stores had an average occupancy of 80% and an average annual rent per square foot of $11.99. The third quarter 2003 yield on these storage centers is 9.5% (calculated as the third quarter 2003 NOI annualized divided by the purchase price).

During 2002, we purchased eight individual storage centers totaling 481,000 net rentable square feet for $27.1 million. These properties are in the following locations: three in Indiana, one in Maryland, one in California, one in Illinois and two in Florida. The average occupancy of these stores is 59%, which is below our projected stabilized occupancy as five of these stores are still in rent-up. We expect these stores to reach stabilization within the next ten to twenty-four months. The September 2003 yield on these eight storage centers is 6% (calculated as September 2003 NOI annualized divided by the purchase price).

Additionally, on June 26, 2002, we purchased for $62 million a 74% interest in Morningstar which owns and operates 40 storage centers in North Carolina and South Carolina that consist of 3,145,000 net rentable square feet. We have also entered into an agreement with certain members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. (See Note F to our Condensed Consolidated Financial Statements). Occupancy for these 40 stores is 78%. The third quarter 2003 yield on these storage centers is 10% (calculated as 87% of the third quarter 2003 NOI annualized divided by our pro rata portion of the fair market value of storage centers acquired). From July 1, 2003 to June 30, 2004, we receive 87% of available cash (as defined in the purchase agreement). Beginning July 1, 2005, we will receive 74% of available cash flows.

Domestic Development

Our investments strategy includes development of new storage centers in markets in which we currently operate. This is primarily due to our focus on maintaining high quality standards and consistent building design to develop brand awareness. Implementation of this development strategy through early 2001 focused on internally financed projects developed primarily through development financing joint ventures. During 2002, we changed to a new method of implementing this growth strategy through build-to-suit, tax retention operating leases under which we had an option to purchase the related properties. In 2003, we exercised our option to purchase all the remaining properties out of the tax retention operating lease. These properties are now owned wholly by us or through joint ventures. Current developments are being financed directly on our balance sheet.

The following table summarizes our domestic development activity from 2001 to 2003.

During the first nine months of 2003, we opened ten new storage centers. These storage centers are still in the early stages of rent-up. The first of these stores was opened in March; the next three were opened in the second quarter of 2003; the remaining six stores were opened in the third quarter. After an average of 3 1/2 months of operations, these stores have an average occupancy of 33%. This group of stores is renting up as planned.

We opened thirteen domestic storage centers during 2002. These 2002 developments have an average occupancy of 59% after an average of 14 months of operations. The revenues for these facilities are consistent with expectations; however, we have experienced higher than expected personnel expenses due to expansion of store hours to include Sundays. We believe that the expansion of store hours will have a positive impact on NOI throughout the rest of 2003. In addition, real estate tax expense for these stores has been higher than anticipated by approximately $149,000 for the nine months ended September 30, 2003. As of September 30, 2003, these stores are at 65% of pro forma NOI.

The 2001 developments together generated $1.9 million in NOI in the first nine months of 2003. For the month of September 2003, these developments had NOI of $257,000, which represents 44% of projected monthly NOI at maturity, and averaged 79% occupancy after an average of 23 months of operations. During the third quarter of 2003, one development that opened in 2001 through a joint venture ceased to operate under the Shurgard name.

These stores as a group are $307,000 under anticipated revenue for the first nine months of 2003, which is entirely attributable to one store that has been slow to rent up and has an occupancy for September 2003 of 37%. Excluding that store from the analysis, these remaining stores in this group are $50,000 over anticipated revenues, occupancy is 82% and the stores are at 51% of projected monthly NOI at maturity. Expenses are higher than anticipated in most of these stores primarily due to increased personnel expenses associated with Sunday openings.

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

OWNERSHIP AND LEASING ARRANGEMENTS

We have various ownership and leasing arrangements with respect to properties included in our Same Store and New Store portfolios. The table below includes information as of and for the nine months ended September 30, 2003 that identifies the proportion of Same Store and New Store results attributable to each of these various arrangements. The following tables include 100% of the cost, operating results and other information presented regardless of our percentage ownership interest in that property. Each of the categories presented is discussed in greater detail in sections following the table.
  Includes owned and leased properties in which we have a 100% interest.
  Includes properties developed by CCP/Shurgard Venture, LLC (CCP/Shurgard).
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

Wholly Owned or Leased

Substantially all of our storage centers are owned directly or through wholly owned subsidiaries. Additionally, as of September 30, 2003, we operate 13 properties that are subject to land or building leases.

Development Financing Joint Ventures

In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO, see FUNDS FROM OPERATIONS), we have pursued alternative financing options. In connection with this initiative, we formed a joint venture, CCP/Shurgard, in May 2000 with an affiliate of JP Morgan Partners. Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, on completion, contributed those storage centers to the joint venture. At the time of contribution, we were reimbursed to the extent that our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). The joint venture has a right to put those storage centers to us. In September 2003, CCP/Shurgard has exercised their put to us for five properties and we are currently evaluating whether we will purchase the properties subject to the put option. The purchase price is calculated as the greater of (a) that amount necessary to provide a specified return on the partners' contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. Should we choose not to purchase the properties in connection with the put option and the properties are sold at market value, our partners have a priority right to proceeds on liquidation up to their 12% return. As a result of this put, we have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. Additionally we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partner's share of the estimated purchase price. The discount is amortized over the estimated term of the related agreement. As of September 30, 2003, 21 storage centers are owned by the joint venture and are subject to $66.3 million in mortgage debt. We periodically re-evaluate our estimate of the option price, the projected timing of our joint venture partner's exercise of their put option and the related expected cash flows. Changes are accounted for as a change in estimate, reduced gross participation rights and subsequent amortization of participation rights.

The following is a summary of the participation rights balances at September 30, 2003 and December 31, 2002:

Consolidated Joint Ventures

We operate five storage centers owned through a joint venture with a California developer. Under our agreement with this developer, it purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers are purchased by a joint venture that is consolidated in our financial statements. Prior to such purchase, we have no ownership in the properties and accordingly, they are not included in any discussions in our operating results. The developer's interest in the joint venture is based on a predetermined formula and the fair value of the property at contribution. In addition to the stores mentioned above, at September 30, 2003, we had guaranteed $21.4 million in outstanding debt for seven properties that are under construction or being operated by the California developer and have not yet been contributed to the joint venture. As a result, these storage centers are not included in our balance sheet or results of operations.

Additionally, we have one partnership with an institutional investor that owns six storage centers and nine joint ventures that own ten storage centers. Our ownership in these joint ventures range from 79% to 93%.

Included in our Condensed Consolidated Financial Statements is our purchase of a 74% interest in Morningstar, which owns 40 storage centers in North and South Carolina. This acquisition was closed on June 26, 2002, and the results of operations of these storage centers are included in our consolidated financial statements commencing on that date. We have entered into an agreement with Morningstar members to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. The properties owned by the entity and the properties to be developed in the joint ventures are managed by the members of Morningstar through an affiliated entity using the Shurgard brand, management systems and standards.

At the time of the purchase of Morningstar, we entered into a management services agreement with Morningstar Property Management, LLC. They manage all of our properties in North Carolina and South Carolina for a property management fee equal to the greater of $1,000 per property per month or 4.25% of the gross revenues of each property per month.

Unconsolidated Joint Ventures

The 29 properties in unconsolidated joint ventures have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures have storage centers with a gross book value of $107.4 million, total assets of $97.6 million and debt of $72.0 million secured by the storage centers as of September 30, 2003. Our pro rata ownership in the gross storage centers is $88.7 million and our pro rata interest in the debt of these joint ventures is $58.9 million, $4.7 million of which debt we have guaranteed. Of these 29 properties, 28 of them will be consolidated beginning December 31, 2003 as required by FIN 46 and related FASB Staff Positions (FSPs) (see OFF BALANCE SHEET ARRANGEMENTS).

Developments under construction

In addition to the operating properties discussed in Segment Performance, we have 9 properties under construction or pending construction. The following table summarizes the properties under construction as of September 30, 2003.

  The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

Included in construction in progress at September 30, 2003 is $9.9 million in costs related to ongoing capital improvement projects and $5.9 million in developments costs incurred on projects prior to commencement of construction.

European Operations

European Business Summary

At September 30, 2003, European operations are conducted through Shurgard Self Storage, SCA (Shurgard Europe) either through wholly owned subsidiaries or through a joint venture with Crescent Euro Self Storage Investments SARL (see below) in Belgium, Sweden, France, the Netherlands, the United Kingdom, Denmark and Germany.

In the nine months to September 30, 2003, we increased our direct and indirect ownership interest in Shurgard Europe from 7.57% to 80.56% through the following transactions: (i) in April 2003, we completed the purchase of a 10.6% ownership interest; (ii) in June 2003, we increased our indirect ownership by 42.53% through a purchase of additional ownership interest in Recom & Co. (Recom) and (iii) in July 2003, we completed the purchases of a 19.9% ownership interest. Although we own 80.6% of Shurgard Europe as of September 30, 2003, the results of European operations are not consolidated in our financial statements. Our interest in Shurgard Europe is accounted for under the equity method of accounting, because we share decision making authority with respect to major decisions with one of our remaining partners. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

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

In order to take advantage of the market opportunity, Shurgard Europe continues to expand in Europe. Although revenue is growing as the increasing portfolio of stores are continuing to rent-up, this expansion will produce losses for the next two to three years as financing costs, start up losses from the additional stores and overhead costs necessary to carry out current expansion plans will continue to exceed operating income.

In May 2003, Shurgard Europe entered into an agreement with Crescent Euro Self Storage Investments SARL ("Crescent") to create a new joint venture entity, First Shurgard SPRL ("First Shurgard") in which Shurgard Europe has a 20% interest. Shurgard Europe has transferred ten properties, which were under development, into this joint venture. First Shurgard has equity commitments of 12.5 million Euros ($14.6 million at September 30, 2003) from Shurgard Europe and 50 million Euros ($58.3 million at September 30, 2003) from Crescent, of which 1 million Euros ($1.17 million at September 30, 2003) remains to be drawn, and has obtained a non-recourse five-year debt facility for 85 million Euros ($99.0 million at September 30, 2003) from a group of commercial banks. A second phase of the joint venture agreement provides for additional debt and equity financing of 92.5 million Euros ($107.8 million at September 30, 2003), subject to availability of acceptable debt financing and certain other conditions. This joint venture is accounted for by Shurgard Europe using the equity method of accounting. We will continue to evaluate First Shurgard with respect to any changes to FIN 46 for the fourth quarter ended December 31, 2003.

As part of the joint venture agreement, Shurgard Europe will receive development fees equal to 7% of the cost of newly developed storage centers, together with reimbursement of certain out-of-pocket costs. In addition, First Shurgard and Shurgard Europe have entered into a 20-year management agreement under which Shurgard Europe will receive management fees equal to 7% of revenues, but not less than 50,000 Euros per year for each storage center in operation. The joint venture arrangement also provides that, in addition to its initial 20% ownership interest, Shurgard Europe will receive an additional 20% of First Shurgard's income and cash flow after each of Shurgard Europe and Crescent has received an internal rate of return of 12% on its equity investment. First Shurgard will own the developed storage centers, subject to the management agreements. Although Shurgard Europe has no obligation to purchase the properties, if the properties are put up for sale, it has a right of first offer at fair market value. During the three and nine months ended September 30, 2003, Shurgard Europe received $3.7 million and $7.4 million, respectively, in development and initial fees from First Shurgard and $98,000 and $104,000, respectively, in management fees.

The following tables include certain financial and operating information that illustrate the performance of Shurgard Europe.

Summary of European Properties

(1) Total net rentable square feet and estimated total cost when all phases are complete.

European Same Store Operations

The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined for the period ended September 30, 2003 and 2002.

  Amounts for both years have been translated from local currencies using the average exchange rate for the third quarter of 2003.

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

Same store real estate operations revenue increased 4.5% from the third quarter of 2002 to the third quarter of 2003 when translated at constant exchange rates. The increase in rental revenue for these stores is a result of a 0.9% increase in rates and a 2.5% increase in occupancy. In addition, other store revenue increased $419,000 and $1.2 million for the three and nine months ended September 30, 2003, respectively. Revenue, when translated at the applicable average period rates, increased by 19.6% due to a change in currency exchange rates from the third quarter of 2002 to the same period in 2003. The third quarter 2003 annualized yield for these stores was 12.1% (calculated as annualized third quarter 2003 NOI after lease payments divided by the cost). This same store pool includes properties located in all of the markets in which we operate with exception of Denmark and Germany. In general, all markets recorded increases in NOI over the same quarter of the previous year. On a combined basis, our same store properties in the UK, Belgium, the Netherlands and France showed increases in revenue and NOI (before indirect and leasehold expenses) of 6.9% and 11.0% respectively in the third quarter 2003 compared to the third quarter 2002 and an increase in revenue and NOI of 10.0% and 12.5% respectively for the nine months ended September 30, 2003 compared to 2002. However, in our Swedish market, where we had 11 properties included in the pool of 47 stores, we experienced a decrease in revenue of 2.8%, and an increase in NOI of 1.2% in the third quarter 2003 compared to the third quarter 2002. For the nine months ended September 30, 2003, these Swedish stores experienced decreases in revenue and NOI of 1% and 7% respectively compared to the same period in 2002. When comparing the third quarter 2003 with 2002, occupancy in our Swedish stores improved by 2 percentage points to 72%, that was offset by a decline in rates of 7%. We attributed this drop in performance in these same stores to the drop in the general Swedish economy impacting demand, the opening of several of our new stores in the Stockholm market temporarily diluting demand at our older stores and management issues in the Swedish market. We have instituted changes to address these management issues and, with the improvement in occupancy from 69% to 72% from the second quarter 2003 to the third quarter 2003, we believe these actions are beginning to generate improvements. Indirect expenses includes increased marketing expenses for the third quarter 2003 over the third quarter of 2002 for a consumer research project to identify marketing opportunities and provide education and tools to local marketing teams, as well as research and planning surrounding internet-based sales and marketing.

  Amounts for both years have been translated from local currencies using the average exchange rate for 2003.

  Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.

  Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores by market based on number of months in operation during the period.

  Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same store real estate operations revenue increased 7.1% for the first nine months of 2003 when translated at constant exchange rates compared to the same period in 2002. The increase in rental revenue for these stores is a result of a 3.8% increase in rates and a two percentage point increase in occupancy. Revenue, when translated at applicable average period rates, increased by 28.7% due to a change in currency exchange rates for the first nine months of 2003 compared to the same period in 2002. The decrease in indirect operating expense, excluding leasehold expenses, is the result of spreading certain fixed costs over more stores as the European market expands.

European Development

The following table summarizes European developments by country since 2001:

(1) The actual completed cost of these projects are reported in U.S. dollars, converted from local currencies at the rate of exchange at September 30, 2003.

During the first nine months of 2003, Shurgard Europe opened ten new stores. These stores will have 529,000 net rentable square feet when all phases are complete. Since these stores opened in the second and third quarters of 2003, they had very little effect on 2003 NOI for the nine months ended September 30, 2003.

The 24 storage centers that Shurgard Europe opened in 2002 have an estimated total cost of $138.7 million and will have net rentable square feet of 1.3 million when all phases are complete. The average occupancy at the end of September 2003 was 41% after an average of 12 months of operations. These storage centers generated $0.5 million and $(0.6) million of NOI for the three months and nine months ended September 30, 2003, respectively.

The 25 storage centers opened in 2001 have an estimated total cost of $139.3 million and net rentable square feet of 1.3 million. The average occupancy at the end of September 2003 was 63% after an average of 24 months of operations. These storage centers generated $2.1 million and $4.2 million of NOI for the three months and nine months ended September 30, 2003, respectively. The third quarter 2003 annualized yield for these stores was 6.06.0 6% (calculated as annualized third quarter 2003 NOI after lease payments divided by the cost).

In addition to the above completed developments, Shurgard Europe currently has another 18 storage centers under construction, of which 12 storage centers are being developed through First Shurgard. Shurgard Europe is planning to transfer a number of its own storage centers under construction to First Shurgard when additional debt contemplated under the second phase of the joint venture agreement has been obtained. The following table summarizes European development projects in progress at September 30, 2003.

  Some of these properties may be transferred to First Shurgard in the second phase of the joint venture agreement
  The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See RISK FACTORS below)

In addition, one parcel of land that has been purchased by Shurgard Europe is pending construction.

European Consolidated Statement of Income (See Note G to our Condensed Consolidated Financial Statements)

The net loss of Shurgard Europe decreased for the three months ended September 30, 2003 and increased for the nine months ended September 30, 2003, compared to the same periods of 2002, due to factors described below.

The increase in both revenue and expenses was influenced by the U.S. dollar/Euro exchange rate which averaged $1.13 per in the third quarter 2003, as compared to $0.98 for the same period in 2002 and $1.11 per Euro for the year to date, as compared to $0.93 for the same period in 2002.

Real estate operations revenue increased for the three months and nine months ended September 30, 2003 from the same period in 2002 as a result of the increasing portfolio of stores in Europe, the performance of which is discussed more fully above under Summary of European Properties.

Other revenue of $3.6 million and $7.1 million in the three and nine months ended September 30, 2003 respectively, is comprised of development, management and other initial fees invoiced to First Shurgard described above, less our share of losses in the First Shurgard joint venture.

The increase in operating expense is attributed to (i) an increase in total store direct and indirect expense on the increasing store portfolio of $3.0 million for the three months ended September 30, 2003 and $12.1 million in the nine months ended September 30, 2003, compared to the same periods of 2002 and (ii) an increase in real estate development operations costs of $1.6 million in the three months ended September 30, 2003 and $6.2 million in the nine months ended September 30, 2003, compared to the same periods of 2002. The development operations cost increase reflects not only the expensing in 2003 of the cost of development activities on behalf of the First Shurgard (whereas such activities for our own stores are capitalized) but also the commencement of development activity in Germany.

The increase in interest expense and the interest expense on bonds payable to SSCI reflects the increase in the revolving credit agreement and bonds payable to SSCI, respectively, both of which have been drawn down as necessary to finance Shurgard Europe's development activity. The subordinated loan payable to Recom was repaid in September 2003 from proceeds of the exercise of share warrants in Shurgard Europe and no further interest expense will be incurred for this liability. See Note O to our Condensed Consolidated Financial Statements.

Income tax benefit includes the tax effect of losses carried forward in all of our European jurisdictions and other timing differences. In most jurisdictions, losses may be carried forward indefinitely. A valuation allowance of $4.5 million was recorded as of December 31, 2002, based on an assessment of whether it is more likely than not that Shurgard Europe will realize the deferred tax asset.

RELATED PARTY TRANSACTIONS

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we own 80.6% as of September 30, 2003. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription $62 million with an additional $13 million that can be drawn only in the event of a default of the five year debt facility between First Shurgard and a group of commercial banks. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. These fees are being recognized in income using the effective interest method over the extended term of the bonds. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included in other real estate investments as of September 30, 2003. In addition to interest expense, Shurgard Europe incurred a foreign exchange gain on the US dollar bonds. Our pro-rata portion of that gain is included in loss (gain) from other real estate investments.

We provide property management services to affiliates including marketing, maintenance, management information systems, access to our call center and management of on-site personnel. Management fees from related parties were $123,000 and $109,000 for the three months ended September 30, 2003 and 2002, respectively. Management fees from related parties were $346,000 and $311,000 for the nine months ended September 30, 2003 and 2002, respectively.

In May 2003, Shurgard Europe entered into an agreement with Crescent Euro Self Storage Investments SARL (Crescent) to create a new joint venture entity, First Shurgard SPRL (First Shurgard) in which Shurgard Europe has a 20% interest. Shurgard Europe has transferred ten properties, which were under development, into this joint venture. First Shurgard has equity commitments of 12.5 million Euros ($14.6 million at September 30, 2003) from Shurgard Europe and 50 million Euros ($58.3 million at September 30, 2003) from Crescent, of which 1 million Euros ($1.17 million at September 30, 2003) remains to be drawn, and has obtained a non-recourse five-year debt facility for 85 million Euros ($99.0 million at September 30, 2003) from a group of commercial banks. A second phase of the joint venture agreement provides for additional debt and equity financing of 92.5 million Euros ($107.8 million at September 30, 2003), subject to availability of acceptable debt financing and certain other conditions. As part of a joint venture agreement with First Shurgard, Shurgard Europe receives development fees equal to 7% of the cost of newly developed storage centers and management fees equal to 7% of revenues. During the three and nine months ended September 30, 2003, our equity method loss from Shurgard Europe includes income of $589,000 and $1.2 million, respectively, for development and initial fees from First Shurgard and $16,000 and $17,000 respectively, in management fees.

Recom, a consolidated subsidiary as of June 28, 2003, made a subordinated loan to Shurgard Europe in 1999 that bears interest at 8.25% per annum, matures in 2009 and allows prepayment. During the third quarter, Recom and other Shurgard Europe warrant holders exercised their warrants to purchase additional equity interests in Shurgard Europe. The majority of the warrants were held by Recom who forgave $139.6 million of the subordinated loan payable equal to the exercise price of the warrants. Cash proceeds from the exercise of the remaining warrants and other borrowings by Shurgard Europe were used to repay the $7.5 million balance of the subordinated loan payable.

During the second quarter of 2003, we acquired the general partner interests in Shurgard Partners LP II (Shurgard Partners II), the general partner of Shurgard Institutional Fund LP II (Institutional II), a consolidated entity, for $1.6 million. The acquired Shurgard Partners II general partner interests were owned by third parties, including an officer of the company.  The calculation of the purchase price payable for the acquired Shurgard Partners II general partner interests was governed by the terms of the partnership agreements for Shurgard Partners II and Institutional II, and was based upon the fair market value of the property owned by Institutional II as determined by a third party appraisal. This transaction increased our ownership of Institutional II from 99% to 100%. Of the $1.6 million total purchase price, $784,000 was paid to an officer of the company to acquire his partnership interest in Shurgard Partners II. Subsequent to the end of the third quarter, we identified an error in the calculation of the purchase price paid for the Shurgard Partners II general partner interests. This error resulted in an overpayment to the general partners of Shurgard Partners II of $1.4 million. The partners agreed to promptly reimburse the company for this overpayment. Due to the overpayment, $1.4 million was reclassified from storage centers to other assets, as an account receivable, in the September 30, 2003 balance sheet. Of this $1.4 million receivable, $698,000 has been repaid by the officer of the company, representing reimbursement in full for his share of the overpayment.

On June 30, 2003, we issued $20 million in notes receivable to shareholders recorded as a reduction of equity, to secure $20 million in indebtedness assumed in the purchase of Minnesota Mini Storage (see Note F). The notes from shareholders were secured by a pledge of the shareholders' Shurgard stock and were paid in full in October 2003.

On July 8, 2003, we loaned 1.9 million Euros to a company known as E-Parco which is owned by certain employees of Shurgard Europe. E-Parco has an indirect ownership interest in Shurgard Europe through Recom. The proceeds of this loan were used by E-Parco to repurchase its shares from an officer of the Company and certain former employees of Shurgard Europe. The officer received 1.2 million Euros for his shares and 0.7 million Euros went to the former employees. The purchase price for the E-Parco shares was based on the value of Shurgard Europe implied by recent third party sales transactions. As partial consideration for the loan, E-Parco granted us an option to purchase the 377 Recom shares owned by the former Shurgard Europe employees for 4.3 million Euros plus forgiveness of the loan including accrued interest. The loan is due July 2004.

CONSOLIDATED STATEMENT OF INCOME

Net income increased for the third quarter of 2003 compared to 2002 and decreased for the first nine months of 2003 compared to 2002 due to many factors as discussed below.

Real estate operations revenue rose for the three months and nine months ended September 30, 2003 from the same period in 2002 as a result of factors discussed under SEGMENT PERFORMANCE. In addition to the expenses identified under SEGMENT PERFORMANCE, operating expenses include internal acquisition costs and development expenses related to discontinued efforts of $94,000 and $581,000 for the three and nine month periods ending September 30, 2003, respectively, compared to $239,000 and $803,000 for the same periods in 2002. We incurred $289,000 and $3.7 million in expenses related to our role as construction agent for Storage Centers Trust (SCT) during the nine months ended September 30, 2003 and 2002, respectively. Additionally, included in operating expenses are expenses related to operations of TRS of $2.8 million and $1.5 million for the three months ended September 30, 2003 and 2002, respectively, and $7.7 million and $2.9 million for the nine months ended September 30, 2003 and 2002, respectively (See Taxable REIT Subsidiary Operations). All other amounts are included in NOI after indirect operating and leasehold expenses and are discussed in SEGMENT PERFORMANCE.

Consolidated general and administrative expenses include impairment on a storage center and land held for sale of $2.3 million for the nine months and $555,000 for the three months ended September 30, 2003. Excluding the effect of impairment, the increases in general and administrative expenses from the third quarter of 2002 to 2003 consist of increases in personnel and legal expenses, as well as expenses related to information technology. As a percentage of real estate operations revenue, these expenses increased from 2.9% to 4.0% for the third quarter of 2002 compared to 2003 excluding the effect of the impairment loss, and from 3.4% for the nine months ended September 30, 2002 to 3.9% for the nine months ended September 30, 2003 excluding the effect of the impairment loss.

Contributing to the decrease in other revenue is a decrease in development fees related to our role as construction agent under the Tax Retention Operating Lease of $1.1 million from the third quarter of 2002 to the third quarter of 2003 and $3.3 million for the nine months ended September 30, 2003 from the same period in 2002. This decrease was offset by an increase in revenue from our tenant insurance program, which began in June 2002, of $763,000 for the third quarter of 2003 and $1.3 million for the nine months ended September 30, 2003.

Interest on loans increased $2.6 million and $6.2 million for the three and nine months ended September 30, 2003, respectively, due to the additional interest paid on bonds issued by us in March 2003. Additionally, interest expense increased in 2003 for debt acquired in connection with our purchase of Morningstar Storage Centers, LLC in June 2002, and from borrowings on our line of credit related to the increase of our ownership in European operations.

Interest income and other increased for the three months ended September 30, 2003 when compared to 2002 due to gains on property sales of $0.7 million and increased interest income from additional notes receivable. In addition, the third quarter 2002 included an expense for early extinguishment of debt of $0.2 million. Interest income and other for the nine months ended September 30, 2003 decreased when compared to 2002 due to prior year gains for early extinguishment of debt, sales of properties and lease termination totaling $3.7 million. This decrease was offset by $0.7 million in gains on property gains and increased interest income from additional notes receivable. Early extinguishment gains and losses were reclassified into interest income and other on adoption of SFAS No. 145.

Amortization of participation rights discount decreased from 2002 to 2003 due to the reduction in 2002 of participation rights liability for CCP/Shurgard based on a re-evaluation of our estimate of the option price, projected timing of our joint venture's exercise of their put option and the related expected cash flows. (See Ownership and Leasing Arrangements).

Unrealized loss on financial instruments is the loss recognized for the changes in the fair value of those financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133.

Income tax (expense) benefit consists of the current year tax benefit for Shurgard TRS, our taxable REIT subsidiary, including its subsidiaries. The net operating losses carried forward for STG and operating losses from other taxable subsidiaries are offset by income from the other entities.

OTHER REAL ESTATE INVESTMENTS

The following table shows income (loss) from unconsolidated real estate investments for the three and nine months ended September 30, 2003 and 2002. All income and loss amounts reflect our pro rata ownership percentage and are reported under Expenses as "Loss from other real estate investments" in our Consolidated Statement of Net Income.

Income (Loss) from other real estate investments

Unconsolidated Joint Ventures

The 29 properties in unconsolidated joint ventures have been developed primarily through our Florida and Tennessee joint ventures. Our ownership interests range from 50% to 90%, and we do not exercise effective control because all major decisions require the agreement of both parties. These joint ventures have storage centers with a gross book value of $107.4 million, total assets of $97.6 million and debt of $72.0 million secured by the storage centers as of September 30, 2003. Our pro rata ownership in the gross storage centers is $88.7 million and our pro rata interest in the debt of these joint ventures is $58.9 million, $4.7 million of which debt we have guaranteed. Of these 29 properties, 28 of them will be consolidated beginning December 31, 2003 as required by FIN 46 and related FSPs (see OFF BALANCE SHEET ARRANGEMENTS).

Participating Mortgages

As of December 31, 2001, we had $2.6 million invested in a participating mortgage loan. We received contingent interest payments from the mortgaged property equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreement. We purchased the mortgaged property in February 2002 and the related participating mortgage receivable was repaid. Operating results for the five properties are included in same store results for 2002 and 2003.

European Operations

Our net loss from European operations was $231,000 and $218,000 for three months ended September 30, 2003 and 2002, respectively, with a gain of $1.1 million and a loss of $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. Our portion of losses before depreciation was a gain of $3.2 million and $61,000 for the three months ended September 30, 2003 and 2002, respectively, and a gain of $5.6 million and a loss of $322,000 for the nine months ended September 30, 2003. The decrease in our net loss from European operations for the nine months ended September 30, 2003, is primarily due to increased interest income on debt between us and Shurgard Europe and a foreign currency exchange gain on the bonds between us and Shurgard Europe offset by our increased ownership in our European subsidiary during 2003 from 7.57% to 80.6%. Our European subsidiary wholly or partially owns and operates 106 stores in seven countries. These properties generated $9.6 million in NOI for three months ended September 30, 2003 compared to $4.7 million in 2002, and $23.1 million in NOI for nine months ended September 30, 2003 compared to $15.6 million in 2002.

TAXABLE REIT SUBSIDIARY OPERATIONS

Containerized Storage Operations

Since 1996 we have invested in STG, a Washington corporation whose business is to provide services ancillary to self storage, including but not limited to containerized storage services. Our losses, net of tax, related to STG for three months ended September 30, 2003 and 2002 were $199,000 and $137,000, respectively and for the nine months ended September 30, 2003 and 2002 were $636,000 and $292,000, respectively.

Other

In June 2002, we began a new tenant insurance program. Under this program, policies are issued and administered by a third party for a fee, the storage centers receive a cost reimbursement for handling certain administrative duties and SS Income Plan, a wholly owned subsidiary, receives a portion of profits, if any, on the policy. Losses in excess of premiums collected are covered by reinsurance carried by a third party. During the three and nine months ended September 30, 2003, we recognized $463,000 and $952,000 in revenue, respectively, which is our anticipated share of profits based on the excess of premiums over claims and administrative costs.

In December 2002, we contributed all inventory owned by us and our wholly-owned subsidiaries into SS Income Plan, a wholly owned subsidiary of Shurgard TRS, our taxable REIT subsidiary. Beginning in 2003, inventory sales are conducted through this entity.

We do not conduct any other material taxable operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. We adopted SFAS No. 145 on January 1, 2003. Amounts from 2002 have been reclassified to Interest income and other (net).

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On December 31, 2002, we adopted the disclosure provisions of SFAS No. 148 and continue to account for stock-based compensation under APB Opinion No. 25 "Accounting for Stock Issued to Employees." Therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, results of operations or cash flows. (See Note A to our Condensed Consolidated Financial Statements).

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end (see Note Q to our Condensed Consolidated Financial Statements). We have not entered any new guarantees or modified any existing guarantees subsequent to December 31, 2002, therefore, adoption of this statement has had no effect on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. (FIN) 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" for entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as deferred by FASB Staff Position (FSP) FIN No. 46-6, "Deferral of Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" becomes effective for entities created prior to February 1, 2003 beginning December 31, 2003. We are considered the primary beneficiary of certain variable interest entities created prior to February 1, 2003, and upon adoption of FIN 46, we will be required to consolidate the assets and liabilities of these entities in our financial statements, which will have a significant effect on our balance sheet, but no material impact on results of operations or cash flows (see Note N to our Condensed Consolidated Financial Statements). Variable interest entities created after February 1, 2003, are consolidated in our financial statements from the date of inception.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement will have no material effect on our balance sheet, results of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. On October 29, 2003, FASB deferred indefinitely the effective date of paragraph 9 of SFAS No. 150 as it relates to mandatorily redeemable noncontrolling interests in subsidiaries. The provisions of the statement that are effective as of July 1, 2003 have no effect on our balance sheet, results of operations or cash flows.

Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer proposed a clarification that for the purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified on issuance, to be applied through retroactive restatement in accordance with APB Opinion No. 20. In August 2002, we redeemed $50 million of preferred stock. Related issuance costs of $1.9 million, included in Paid-in Capital, were not considered as a reduction to the carrying value of the preferred stock at the time of redemption. Adoption of EITF Topic D-42 resulted in a decrease in basic and diluted earnings per share by $0.05 for the three months ended September 30, 2002 and $0.06 for basic and $0.05 for diluted earnings per share for the nine months ended September 30, 2002. Earnings per share have been restated to reflect this change.

FUNDS FROM OPERATIONS

Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts' (NAREIT) October 1999, White Paper on Funds from Operations, as amended in April 2002, is defined as net income, calculated in accordance with generally accepted accounting principles (GAAP) including non-recurring events, except for those defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred shareholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe that because amortization of participation rights discount reflect our partners' increasing interests in unrecognized gains on depreciable operating properties (represented by the difference between the expected option price and our partners' contributions), it is theoretically consistent with the NAREIT White Paper to add it back to net income, and we have done so in previous filings. However, given the recent rule release by the Securities & Exchange Commission regarding the use of non-GAAP information, we have decided to adjust GAAP net income for only those items specifically outlined by NAREIT in its White Paper and related implementation guidance. As such our presentation of prior periods has been adjusted to reflect only those specific adjustments. Additionally, NAREIT changed the definition of FFO and of FFO attributable to common shareholders during the quarter, and as a result we no longer add back impairment losses on operating real estate and we now deduct the issuance cost of redeemed preferred stock. Prior periods have been adjusted to reflect the current definition. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to "funds from operations" reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition.

FFO attributable to common shareholders for the three months ended September 30, 2003 increased over FFO for the same period in 2002 by $9.8 million, and increased by $13.7 million in the nine months ended September 30, 2003 as compared to 2002. As previously discussed, this growth reflects the improved revenue performance of the same store portfolio of properties, as well as the addition of properties over the prior year through acquisitions and developments, decreased participation rights amortization and decreased unrealized loss on financial instruments offset by increased expenses in personnel and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2003, we invested $197.7 million in domestic acquisitions and development and expansion projects which includes our purchase of the 33 of the 36 remaining properties out of the tax retention operating lease discussed below, and $9.9 million in capital improvements to our existing portfolio and other capital improvements. The $377,000 purchase of other real estate investments represents investments in unconsolidated domestic joint ventures.

On March 19, 2003, we issued $200 million (net proceeds of $197.9 million) in senior unsecured notes that are ten-year notes bearing interest at 5.875% and are due in 2013. The notes require semi-annual interest payments due March 15 and September 15. Proceeds from the bond offering were used to pay down the line of credit.

We increased our direct ownership in Shurgard Europe through our wholly owned subsidiary SSC Benelux on April 30, 2003, by acquiring an additional 10.6% ownership for $49.7 million. In addition, on July 18, 2003, we acquired an additional 19.9% ownership interest for approximately $101.6 million. Following those transactions and the purchase of additional equity interests in Recom (see below), our combined direct and indirect ownership in Shurgard Europe is 80.6% as of September 30, 2003.

On June 28, 2003, we purchased additional Recom shares representing 79.0% of Recom's capital stock for a price of $856,000.

Additionally, during the second quarter of 2003, we exercised our option to purchase the remaining 36 properties out of the tax retention operating lease for $165 million. Of these 36 properties, 33 properties are now either wholly owned by us or owned by joint ventures in which we have a controlling interest and have been consolidated in our financial statements since June 2, 2003, one is owned by a joint venture in which we do not have a controlling interest, and two are owned by an affiliated developer and not included in our financial statements.

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

On July 11, 2003, we raised $186.9 million (approximately $178.4 million of net proceeds) through the sale of 5.75 million shares of Class A Common Stock. We used approximately $101.6 million of the proceeds to fund the acquisition of a 19.9% ownership interest in Shurgard Europe. Additional proceeds were used to repay a portion of the indebtedness under our revolving credit facility, which includes amounts we borrowed to purchase a portion of the 36 properties that we previously operated under our tax retention operating leases and to fund our additional investment in Shurgard Europe.

On October 6, 2003, we purchased an additional 4.6% interest in Shurgard Europe for 395,000 shares of our Class A Common stock and the forgiveness of certain promissory notes totaling $1.7 million.

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

Due to the resignation of our previous auditors discussed above, we may not be able to access the capital markets until the new auditors have completed their audit of our financial statements.  We believe that the current available capacity under our line of credit is sufficient to meet our capital requirements through June 2003.  We expect to have the necessary audits completed by the end of March 2004.  Additionally, the Company would remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. The Company is evaluating the impact of its failure to timely file its third quarter Form 10-Q, and the filing of a deficient Form 10-Q on its covenants under the Company's revolving credit facility, unsecured bonds, its obligations under New York Stock Exchange listing standards, and the Securities Exchange Act. The Company already has communicated, or shortly will be in communication, with its banks, its rating agencies, the New York Stock Exchange, and the Securities and Exchange Commission. Although Deloitte has indicated its resignation does not affect its audit opinions on the Company's historical financial statements, Deloitte will not consent to use of its audit opinions in future SEC filings. Accordingly, the Company will request that its new auditor provide any opinions needed for future financing transactions

COMMITMENTS AND CONTINGENCIES

The following tables summarize our contractual obligations and our off-balance sheet commitments.

(1) Estimate of amount and timing of cash flows. See Development Financing Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.

(2) See Unconsolidated Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.

(3) See Consolidated Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.

OFF BALANCE SHEET ARRANGEMENTS

During 2003, we performed an analysis of each of our relationships to determine proper accounting treatment under FIN 46. Based on this analysis, certain entities will be consolidated in our financial statements beginning December 31, 2003, deferred from July 1, 2003 due to FASB Staff Position 46-6.

We operate 28 properties in 25 entities that are currently accounted for under the equity method of accounting as we do not exercise effective control because all major decisions require the agreement of both parties. Our ownership interests range from 55% to 90%. During the first nine months of 2003, we performed an evaluation of each of these entities with respect to FIN 46 and have determined that these entities are variable interest entities because there are disproportionate voting interests. Additionally, we determined that we are the primary beneficiary because we will absorb the majority of the expected losses or residual returns. All the storage centers were constructed to our specifications and are operated as Shurgard Storage Centers. We will consolidate these entities into our financial statements beginning December 31, 2003. The assets and liabilities of these entities will be measured at their carrying values as of December 31, 2003. As of September 30, 2003, these joint ventures have total assets of $95.3 million ($109.0 million before depreciation) and total liabilities of $71.5 million. We have guaranteed debt of $4.7 million related to these joint ventures. Our maximum exposure to loss is $24.7 million, the total of these guarantees and the net book value of our investment which was $20.0 million at September 30, 2003. The following tables summarize unaudited financial information, as of September 30, 2003, related to the joint ventures that will be consolidated beginning December 31, 2003.

RISK FACTORS

The following factors are risk associated with our business.

Real Estate Investment Risks

We have significant international operations that carry additional risks. We invest in, and conduct, operations outside the United States. With our increased investment and ownership position in Shurgard Europe, we face increased exposure to risks related to Shurgard Europe's operations. The inherent risks we face in international business operations, include, but are not limited to:

  economic slowdown and/or downturn in foreign markets;
  currency risks, including currency fluctuations;
  unexpected changes in legislative and regulatory requirements;
  longer accounts receivable payment cycles;
  difficulties in staffing and managing international operations;
  potentially adverse tax burdens;
  obstacles to the repatriation of earnings and cash;
  regional, national and local political uncertainty;
  reduced protection for intellectual property in some countries; and
  burdens of complying with different permitting standards and a wide variety of foreign laws.

Each of these risks might impact our cash flow or impair our ability to borrow funds, which ultimately could materially adversely affect our business, financial condition and operating results.

Shurgard Europe's operations have not been profitable and may not become profitable. New and recently developed self storage centers require a significant amount of start up capital and generally take a considerable amount of time to complete the lease-up period. During this lease-up period, these properties are not profitable. Because approximately 53% of Shurgard Europe's properties have been developed since January 1, 2001 and are still undergoing lease-up, most of these properties, and therefore Shurgard Europe's operations in general, have not been profitable. We cannot assure you that these properties, or other properties that Shurgard Europe acquires and develops, will become profitable even after the lease-up periods. Failure of Shurgard Europe's operations to become profitable would have a material adverse effect on our business, financial condition and operating results.

Our growth strategy in Europe may not be successful. We entered the European market in 1995 because we believed that the size and potential growth of that market made it a significant opportunity for our continued growth.. Even if we have increased our ownership interest in Shurgard Europe and Shurgard Europe's development joint venture, our ability to achieve our strategy in Europe depends on a number of factors, including:

  the continued acceptance of the self storage concept in a market where the concept remains relatively new;
  the continued demand for self storage in stabilized markets;
  our ability to compete effectively as the European market develops and we face increased competition; and
  our ability to locate, acquire and develop appropriate new properties.

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with our European operations, some of which may be beyond our control.

We do not control Shurgard Europe. Notwithstanding our majority ownership position in Shurgard Europe, Fremont Investors, Inc. and affiliates, one of our institutional partners that we refer to as Fremont, continues to hold a 12.8% ownership interest in Shurgard Europe. Under the joint venture agreement governing Shurgard Europe, substantially all of the major decisions of Shurgard Europe require the approval of us and at least one of our remaining joint venture partners. These decisions include the disposition and acquisition of assets, entry into new markets, the hiring of key executives and financing arrangements. As a result, we may not be able to pursue business opportunities that we consider beneficial to Shurgard Europe if Fremont does not vote in favor of these actions.

The joint venture agreement provides that if, by December 31, 2004, Fremont has not had an opportunity to liquidate its interest through an initial public offering or a sale of its ownership interest, it may initiate steps to retain an investment bank to value Shurgard Europe, at which time we have a preemptive right to purchase Fremont's ownership interest at that value. If we do not purchase Fremont's interest, certain procedures under the joint venture agreement could lead to an initial public offering or to the sale of Shurgard Europe or its assets. All joint venture partners' interests in Shurgard Europe are subject to a right of first refusal. We are subject to other restrictions on the transfer and sale of our ownership interests in Shurgard Europe. The operation of these provisions could continue to affect our ownership interest in, and the structure of, our European investment.

Our indirect investments may result in liability against which we cannot protect. We have and may continue to make participating mortgages or acquire equity interests in partnerships, joint ventures or other legal entities that have invested in real estate. Our bylaws require that we satisfy several conditions before we make these indirect investments, including that the joint investment not jeopardize our eligibility to be taxed as a REIT or result in our becoming an investment company under the Investment Company Act of 1940, as amended. These investments carry risks that are not present when we invest directly in real estate and against which we may not be able to protect ourselves, including the risk that we may not control the legal entity that has title to the real estate, the possibility that the enterprise in which we invest has liabilities that are not disclosed at the time of the investment and the possibility that our investments are not easily sold or readily accepted as collateral by our lenders.

All of our real estate investments in Europe are held indirectly through partnerships and joint venture arrangements, including our new First Shurgard joint venture. If we are unable to effectively control these indirect investments, or if they result in significant liabilities that were undisclosed at the time we entered into them, our business, financial condition and operating results may be materially adversely affected.

Legislation or changes in accounting regulations or interpretations relating to such matters as variable interest entities, guarantees, stock options and capitalization of certain development overhead costs could substantially affect our financial reporting. We may be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures. Changes in accounting for unconsolidated investments and stock options may affect the accounting treatment or net income of certain of our investments. The Financial Accounting Standards Board, or FASB, has issued new rules on variable interest entities that will likely affect materially the accounting treatment of certain of our financial and joint venture structures and result in the consolidation of the assets, liabilities and operations of development joint ventures that we have not previously consolidated. These rules are new and are subject to an evolving set of interpretations that dictate whether we consolidate the assets, liabilities and operations of Shurgard Europe and certain other of our unconsolidated joint ventures. Further evolution of the interpretation of these rules may result in a different application of these rules to these operations.

The implementation of the Jobs and Growth Tax Relief Reconciliation Act of 2003 may adversely affect the value of our common stock. On May 28, 2003, President Bush signed the Jobs and Growth Tax Relief and Reconciliation Act of 2003 into law, which provides favorable income tax rates for certain corporate dividends received by individuals through December 31, 2008. Under this new law, REIT dividends are not eligible for the preferential capital gain rates applicable to dividends unless the dividends are attributable to income that has been subject to corporate-level tax. As a result, substantially all of the distributions paid on our shares are not expected to qualify for such lower rates. This new law could cause stock in non-REIT corporations to be more attractive to investors than stock in REITs, which may negatively affect the value of, and the market for, our common stock.

We have significant real estate holdings that can be difficult to sell in unfavorable economic conditions and that can have unpredictable decreases in value. Our primary business involves owning real estate-related assets and operating self storage centers. Real estate investments can be difficult to sell, especially when economic conditions are unfavorable. This makes it difficult for us to diversify our investment portfolio and to limit our risk when economic conditions change. Decreases in market rents, negative tax, real estate and zoning law changes, and changes in environmental protection laws may also increase our costs, lower the value of our investments and decrease our income, which would adversely affect our business, financial condition and operating results.

Our real estate development and acquisition activities can result in unforeseen liabilities and increases in costs. Real estate development involves risks in addition to those involved in owning and operating existing properties. For example, we must hire contractors or subcontractors to develop our properties. Problems can develop with these relationships, including contract and labor disputes, unforeseen property conditions that require additional work and construction delays. These problems can increase construction and other costs and delay the date when tenants can occupy the property and pay us rent. Properties that we acquire may not meet our performance expectations, including projected occupancy and rental rates, and we may have overpaid for acquisitions. Failure of our properties to perform as expected or unforeseen significant capital improvements could decrease our cash flow. We may also have underestimated the cost of improvements needed for us to market a property effectively, requiring us to pay more to complete a project. If a number of these events were to occur, our business, financial condition and operating results would be adversely affected.

We focus almost exclusively on the self storage business, which makes us vulnerable to changes in the profitability of self storage properties. Our investments focus on self storage business and related real estate interests. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments. As a result, unfavorable changes in the self storage industry may have a material adverse effect on our business, financial condition and operating results.

We would have great difficulty acquiring or developing properties without access to financing. In order to acquire and develop properties, we need access to financing sources. Currently, we finance acquisitions and development of properties through our existing credit facilities. Fluctuations in market conditions or in our operating results may cause us to violate the covenants of these existing credit facilities. If we cannot access our existing financing sources, we may need to obtain equity and/or alternative debt financing in order to continue to acquire and develop properties. If we obtain financing by issuing additional capital stock, we could further dilute the ownership of our existing shareholders. If we attempt to obtain financing by entering into alternative debt financing, we might not be able to obtain financing at reasonable interest rates, or at all. The inability to acquire and develop properties would have a material, adverse effect on our business, financial condition and operating results.

If we are unable to compete successfully against other companies in the self storage industry, our occupancy rates may decline. We face intense competition in every U.S. market in which our stores are located and to a lesser extent in Europe. Our competitors include national, regional and many local self storage operators and developers. Entry into the self storage business by acquiring existing properties is relatively easy for persons or entities with the required initial capital. Competition may increase if available funds for investment in real estate increase. Some of our competitors may have more resources than we do, including better access to financing, greater cash reserves and less demanding rules governing distributions to shareholders. Some competitors may have lower prices, better locations, better services or other advantages.

Local market conditions will play a significant part in how competition affects us; additional competition has lowered occupancy levels and rental revenue of our self storage properties in specific markets from time to time. For example, from the third quarter of 2002 to the third quarter of 2003, occupancy of our properties in the Chicago market, where we had opened additional self storage facilities, dropped 6.8% resulting in decreased revenue of $204,000. If our occupancy rates or rental revenue decline, our business, financial condition and operating results will be adversely affected.

We face possible liability for environmental cleanup costs and damages for contamination related to our properties. Because we own and operate real property, various federal, state, local and foreign laws (including European Union requirements) might impose liability on us for the costs of removing or remediating various hazardous substances released on, from or in our property. The principal U.S. federal laws that could affect us are the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act; foreign, state and local governments have also adopted separate but similar environmental laws and regulations that vary from country to country, state to state and locality to locality. These laws may impose liability whether or not we knew of or caused the release.

Some of our properties were used for commercial activities involving matters regulated under environmental laws before we acquired them. We obtain environmental assessment reports on the properties we acquire, own or operate as we deem appropriate. However, the environmental assessments that we have undertaken might not have revealed all potential environmental liabilities or claims for such liabilities. The presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially adversely affect our ability to use or sell the property, or to use the property as collateral for borrowing, and may cause us to incur substantial remediation or compliance costs. In addition, if hazardous substances are located on or released from one of our properties, we could incur substantial liabilities through a private party personal injury claim, a claim by an adjacent property owner for property damage or a claim by a governmental entity for other damages. This liability may be imposed on us under environmental laws or common-law principles. It is also possible that future enacted, amended or reinterpreted laws, ordinances or regulations will impose material environmental liability on us, that the current environmental conditions of properties we own or operate will be affected by other properties in the vicinity or by the actions of third parties unrelated to us or that our tenants will violate their leases by introducing hazardous or toxic substances into the properties we own or manage and expose us to liability under federal, state, local or foreign environmental laws or otherwise engage in activities that could expose us to such liabilities. The costs of defending these claims, conducting this environmental remediation, resolving liabilities caused by tenants or third parties or responding to such changed conditions could materially adversely affect our financial condition and results of operations.

We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All of our properties must comply with the applicable portions of the Americans with Disabilities Act and the related regulations, rules and orders, commonly referred to as the ADA, or similar applicable foreign laws. The ADA, for example, has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. If we fail to comply with the ADA and other applicable laws, the U.S. or foreign government might impose fines on us and award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local and foreign fire and safety regulations, building codes and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which could adversely affect our operating results. Failure to comply with these requirements may also affect the marketability of the properties.

If property taxes increase, our yields on investments could decline. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Depending on local market conditions, we may not be able to offset the tax increases through increases in rents or other income, which may adversely affect our business, financial condition and operating results.

We face potential underinsured losses on our investments. We maintain title insurance on all of our U.S. properties and other property-related insurance on all of our U.S. and European properties. We exercise discretion in determining amounts, coverage limits and deductibility provisions of title, casualty and other insurance relating to our properties, taking into account the appraised or estimated value of the property in each case to obtain appropriate insurance coverage at a reasonable cost and on suitable terms. We currently carry the following insurance coverage:

  commercial general liability insurance for our U.S. properties, covering up to an aggregate of $50,000,000, and subject to deductibles of $50,000 or $10,000 depending on the circumstances;
  commercial general liability insurance for our European properties, covering up to an aggregate amount ranging from 1 million Euros ($1.1million as of November 7, 2003) to 6 million Euros ($6.8 million as of November 7, 2003), and subject to deductibles ranging from 240 Euros ($274 as of November 7, 2003) to 2,250 Euros ($2,567 as of November 7, 2003), depending on the country in which the property is located;
  property insurance for our U.S. properties, covering up to an aggregate of $50,000,000, with deductibles of $20,000 or $10,000 for general damages depending on the property, deductibles ranging from $25,000 to $1,000,000 in the case of flood damage depending on the circumstances of the flood, a minimum deductible of $100,000 in the case of damages due to named wind storms depending on the state in which the property is located, and a minimum deductible of $250,000 for earthquake damages depending on the state in which the property is located;
  property insurance for our European properties, covering up to an aggregate amount ranging from 54 million Euros ($61.6 million as of November 7, 2003) to 122 million Euros ($139.2 million as of November 7 , 2003), and subject to deductibles ranging from 700 Euros ($799 as of November 7, 2003) to 5.4 million Euros ($6.2 million as of November 7, 2003), depending on the country in which the property is located;
  boiler & machinery insurance for our U.S. properties, covering up to $5,000,000 of direct damages with a $20,000 deductible;
  terrorism insurance on our U.S. properties, covering up to an aggregate amount of $5,000,000 subject to deductibles ranging from $10,000 to $20,000, depending on the location of the property;
  terrorism insurance on our properties in Belgium, the Netherlands and the United Kingdom, covering up to an aggregate amount in each country ranging from 7 million Euros ($8.0 million as of November 7, 2003) to 122 million Euros ($139.2 million as of November 7, 2003), and subject to deductibles ranging from 0 Euro to 100,000 Euros ($114,100 as of November 7, 2003), depending on the country in which the property is located.

Depending on the type of insurance, and subject to deductibles and coverage limits, we either receive direct payment of the replacement value of losses or tender the defense of a claim to the insurance carrier. This might mean that, in the event of a loss, our insurance coverage would not pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also increase the replacement cost of a facility after it has been damaged or destroyed. In that case, the insurance proceeds that we receive might not be enough to restore us to our economic position with respect to the property.

Terrorist attacks and the possibility of armed conflict may have an adverse effect on our business, financial condition and operating results and could decrease the value of our assets. Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, or the recent war with Iraq, could have a material adverse effect on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or any of the European countries in which we operate. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our ability to achieve our expected results. Further, we may not have sufficient insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide, or are required by our lenders, to obtain such terrorism coverage, the cost for the insurance may be significant in relationship to the risk covered. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy or relevant foreign economies could similarly have a material adverse effect on our business, financial condition and results of operations. Finally, further terrorist acts could cause the United States or other countries where we operate to enter into armed conflict, which could further impact our business, financial and operating results.

Risks Relating to Qualification and Operation as a REIT

We might lose REIT status and incur significant tax liabilities. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 1994. So long as we meet the requirements under the Code for qualification as a REIT each year, we can deduct dividends paid to our shareholders when calculating our taxable income. For us to qualify as a REIT, we must meet detailed technical requirements, including income, asset, distribution and stock ownership tests, under several Code provisions that have not been extensively interpreted by judges or administrative officers. In addition, we do not control the determination of all factual matters and circumstances that affect our ability to qualify as a REIT. New legislation, regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to REIT qualification or the federal income tax consequences of such qualification. We believe that we are organized so that we qualify as a REIT under the Code and that we have operated and will continue to operate so that we continue to qualify. However, we cannot guarantee that we will qualify as a REIT in any given year because:

- the rules governing REITs are highly complex;

- we do not control all factual determinations that affect REIT status; and

- our circumstances may change in the future.

For any taxable year that we fail to qualify as a REIT, we would not be entitled to deduct dividends paid to our shareholders from our taxable income. Consequently, our net assets and distributions to shareholders would be substantially reduced because of our increased tax liability. If we made distributions in anticipation of our qualification as a REIT, we might be required to borrow additional funds or to liquidate some of our investments in order to pay the applicable tax. If our qualification as a REIT terminates, we may not be able to elect to be treated as a REIT for the four taxable years following the year during which we lost the qualification. See "Federal Income Tax Considerations - Failure of Shurgard to Qualify as a REIT."

We may pay taxes even if we continue to qualify as a REIT. Even if we qualify as a REIT, we are required to pay some federal, state, local and foreign taxes on our income and our property. For example, Shurgard TRS, Inc. and certain of our other corporate subsidiaries have elected to be treated as taxable REIT subsidiaries. We will be subject to a 100% penalty tax on payments we receive from these subsidiaries if the economic arrangements between us and the subsidiaries are not comparable to similar arrangements between unrelated third parties. In addition, all of our European subsidiaries are subject to local taxation. We also could be subject to tax in the event we, among other things:

  sell property that is considered to be inventory for federal income tax purposes;
  sell, prior to March 25, 2005, certain assets we acquired from Shurgard Incorporated, our predecessor company; or
  fail to satisfy certain distribution rules, as described below.

Our REIT distribution requirements are complex and may create tax difficulties. To maintain our status as a REIT for federal income tax purposes, we generally must distribute to our shareholders at least 90% of our taxable income each year. In addition, we are subject to a 4% nondeductible excise tax on the amount by which our distributions for a calendar year are less than the sum of:

- 85% of our ordinary income for the calendar year;

- 95% of our capital gain net income for the calendar year; and

- any amount of our income that we did not distribute in prior years.

For tax purposes, we may be required to treat interest, rent and other items as earned even though we have not yet received these amounts. In addition, we may not be able to deduct currently as expenses for tax purposes some items that we have actually paid. We could also realize income, such as income from cancellation of indebtedness, that is not accompanied by cash proceeds. If one or more of these events happened, we could have taxable income in excess of cash available for distribution. In such circumstances, we might have to borrow money or sell investments on unfavorable terms in order to meet the distribution requirement applicable to a REIT. See "Federal Income Tax Considerations - Overview of REIT Qualification Rules - Annual Distribution Requirements."

Other Risks

Our current and potential investments in self storage businesses that are not real estate-related may result in losses. We have invested in self storage businesses that are not real estate-related and we might make more of these investments. For example, we have invested in and currently own, through our ownership of Shurgard TRS, Inc., all of the outstanding interests of Shurgard Storage To Go, LLC, or STG, a business that provides customers in limited U.S. markets with local delivery, pick up and storage of individual storage containers. STG faces the same risks that we do regarding losses resulting from competition and decreases in rent in the self storage market. In addition, because STG does not have significant real estate holdings or other marketable assets to borrow against, it might have difficulty borrowing necessary operating funds or attracting additional investments if economic conditions change, putting our investment at greater risk of loss.

Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk

On March 19, 2003, we issued $200 million in senior unsecured notes that are ten-year notes bearing interest at a fixed rate of 5.875% and are due 2013. The notes require semi-annual interest payments due March 15 and September 15. Additionally, our variable rate debt indexed on LIBOR (London Interbank Offering Rate) increased from $122.7 million December 31, 2002 to $255.1 million September 30, 2003. See Item 7A in our 2002 Annual Report on Form 10-K/A.

Part I, Item 4: Controls and Procedures

As of the end of the third quarter 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to assure that material information relating to the Company required to be included in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal controls over financial reporting in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II, Item 1: Legal Proceedings

We are a defendant in litigation filed on September 17, 2002, in the Superior Court of California for Orange County styled as Gary Drake v. Shurgard Storage Centers, Inc. et al (Case No. 02CC00152). The complaint alleges that we misrepresent the size of our storage units, seeks class action status and seeks damages, injunctive relief and declaratory relief against us under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. The Court recently ruled that the class of potential members in this lawsuit is limited to California customers of the Company. No class has yet been certified. We do not currently believe that the outcome of this litigation will have a material adverse effect on our financial position or results of operations. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We intend to vigorously defend this action.

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

Part II, Item 2: Sale of Unregistered Securities and Change in Securities and Use of Proceeds

On June 30, 2003, we issued 3,050,000 Class A common shares, the equivalent of $89.5 million, as consideration for the purchase of 19 storage centers located in Minnesota under the name of Minnesota Mini Storage. The shares issued in the transaction were not registered under the Securities Act in reliance on an exemption from the registration requirements of the Securities Act. We filed a registration statement to register the resale of the shares issued in the acquisition, subsequent to the end of the third quarter.

On October 6, 2003, we purchased an additional 4.65% interest in Shurgard Europe for 395,000 shares of our Class A Common stock and the forgiveness of certain promissory notes totaling $1.7 million and $3,288 in cash. The shares issued in the transaction were not registered under the Securities Act in reliance on an exemption from the registration requirements of the Securities Act. We are required to file a registration statement by December 1, 2003 to register the resale of the shares issued in the transaction, at which point the shares will be freely tradable.  We anticipate that we will not be able to register those shares by December 1, 2003 and are currently in the process of obtaining an extension for the registration with the affected parties.

Part II, Item 5: Other Information

Summary of Operating Self Storage Properties

The following table categorizes our network of operating storage centers and business parks based on ownership and how they are reported in our financial statements.

 Part II, Item 6: Exhibits and Reports on Form 8-K

Reports on Form 8-K:

On July 1, 2003, we filed a current report Form 8-K to announce we had completed several previously announced transactions, including: (1) the acquisition of 19 storage centers formerly operated as Minnesota Mini-Storage; (2) the purchase of 36 properties that it previously operated under the tax retention operating leases; and (3) the acquisition of an additional 42.5% ownership interest in Shurgard Self Storage SCA.

On July 7, 2003, we filed a current report on Form 8-K to announce our increased ownership in Recom & Co. SNC, a Belgian partnership that holds debt and equity interests in Shurgard Self Storage SCA.

On July 7, 2003, we filed a current report on Form 8-K for two reasons. First, to announce our proposed public offering of 4,000,000 shares of our common stock under our shelf registration statement, and secondly, to announce that we have entered into agreements to acquire an additional 19.9% ownership interest in Shurgard Self Storage SCA.

On July 11, 2003, we filed a current report on Form 8-K to announce the issuance of 5,000,000 shares of our class A common stock.

On November 13, 2003, we filed a current report on Form 8-K announcing operating results for the third quarter 2003.

On November 20, 2003, we filed a current report on Form 8-K to announce that Deloitte & Touche LLP, our independent auditor, had informed us of its resignation conveyed orally to the Company on November 13, 2003, and confirmed in a letter from Deloitte to the Company received on November 14, 2003.

On November 26, 2003, we filed an amendment to a current report on Form 8-K/A to incorporate Deloitte's response to the current report on Form 8-K filed on November 20, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: November 28, 2003 By: /s/ Harrell Beck

Harrell Beck

Chief Financial Officer,

Chief Accounting Officer and Authorized Signatory