Form 10-Q/A
period 2003-09-30
SHURGARD STORAGE CENTERS INC
filed 2003-12-02
CIK 906933

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends Shurgard Storage Center Inc.'s quarterly report on Form 10-Q for the period ended September 30, 2003, as initially filed with the Securities and Exchange Commission on November 28, 2003, and is being filed to revise Part I, Item 2, "Liquidity and capital resources," and to incorporate CEO and CFO 302 Certifications of Periodic Report filed herewith as Exhibits 31.1 and 31.2, respectively.

These revisions have no impact on Shurgard's financial position or results of operations as of or for the period ended September 30, 2003.

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

On July 8, 2003, we loaned 1.9 million Euros to a company known as E-Parco which is owned by certain employees of Shurgard Europe. E-Parco has an indirect ownership interest in Shurgard Europe through Recom. The proceeds of this loan were used by E-Parco to repurchase its shares from an officer of the Company and certain former employees of Shurgard Europe. The officer received 1.2 million Euros for his shares and 0.7 million Euros went to the former employees. The purchase price for the E-Parco shares was based on the value of Shurgard Europe implied by recent third party sales transactions. As partial consideration for the loan, E-Parco granted us an option to purchase the 377 Recom shares owned by the former Shurgard Europe employees for 4.3 Euros million plus forgiveness of the loan including accrued interest. The loan is due and the option expires in July 2004.

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

The 25 storage centers opened in 2001 have an estimated total cost of $139.3 million and net rentable square feet of 1.3 million. The average occupancy at the end of September 2003 was 63% after an average of 24 months of operations. These storage centers generated $2.1 million and $4.2 million of NOI for the three months and nine months ended September 30, 2003, respectively. The third quarter 2003 annualized yield for these stores was 6.0% (calculated as annualized third quarter 2003 NOI after lease payments divided by the cost).

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

Due to the resignation of our previous auditors discussed above, we may not be able to access the capital markets until the new auditors have completed their audit of our financial statements.  We believe that the current available capacity under our line of credit is sufficient to meet our capital requirements through June 2004.  We expect to have the necessary audits completed by the end of March 2004.  Additionally, the Company would remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. The Company is evaluating the impact of its failure to timely file its third quarter Form 10-Q, and the filing of a deficient Form 10-Q on its covenants under the Company's revolving credit facility, unsecured bonds, its obligations under New York Stock Exchange listing standards, and the Securities Exchange Act. The Company already has communicated, or shortly will be in communication, with its banks, its rating agencies, the New York Stock Exchange, and the Securities and Exchange Commission. Although Deloitte has indicated its resignation does not affect its audit opinions on the Company's historical financial statements, Deloitte will not consent to use of its audit opinions in future SEC filings. Accordingly, the Company will request that its new auditor provide any opinions needed for future financing transactions

COMMITMENTS AND CONTINGENCIES

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
  commercial general liability insurance for our European properties, covering up to an aggregate amount ranging from 1 million euro ($1.1million as of November 7, 2003) to 6 million Euros ($6.8 million as of November 7, 2003), and subject to deductibles ranging from 240 Euros ($274 as of November 7, 2003) to 2,250 Euros ($2,567 as of November 7, 2003), depending on the country in which the property is located;
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
  property insurance for our European properties, covering up to an aggregate amount ranging from 54 million Euros ($61.6 million as of November 7, 2003) to 122 million Euros ($139.2 million as of November 7, 2003), and subject to deductibles ranging from 700 Euros ($799 as of November 7, 2003) to 5.4 million Euros ($6.2 million as of November 7, 2003), depending on the country in which the property is located;
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

  the rules governing REITs are highly complex;
  we do not control all factual determinations that affect REIT status; and
  our circumstances may change in the future.

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

   85% of our ordinary income for the calendar year;
  95% of our capital gain net income for the calendar year; and
  any amount of our income that we did not distribute in prior years.

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

   Part II, Item 6: Exhibits and Reports on Form 8-K

  Exhibits:

  Exhibit 31.1 - CEO 302 Certification of Periodic Report dated November 28, 2003

  Exhibit 31.2 - CFO 302 Certification of Periodic Report dated November 28, 2003

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