Form 10-K
period 2003-12-31
SHURGARD STORAGE CENTERS INC
filed 2004-05-17
CIK 906933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2003: $1,249,634,937

Class A Common Stock, par value $.001 per share, outstanding as of April 30, 2004: 45,891,542 shares

Documents incorporated by reference:    none.

There are 170 pages.

This Form 10-K of Shurgard Storage Centers, Inc. includes restatements of previously reported historical financial data and related descriptions for the years ended December 31, 2002 and 2001 and for the quarters ended March 31, June 30, September 30, 2003 and 2002, as well as the quarter ended December 31, 2002. We have reassessed certain accounting policies applied historically to the items described in Note B to our Consolidated Financial Statements. We have concluded that these items have been accounted for incorrectly in the past and have restated them accordingly in this report. In addition, we have identified certain other accounting errors impacting prior periods which are also corrected in our restatements. See Note B to our Consolidated Financial Statements for further discussion of this matter, and Note W for quarterly financial data.

PART I

Item 1—Business

Overview

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects”, “should”, “estimates”, “expects” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities and Exchange Act of 1934 as amended. Actual results may differ materially due to uncertainties including the risk that changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, the risk that new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses, the risk that tax law changes may change the taxability of operating and construction, the risk that tax law changes may change the taxability of future income, the risk that increases in interest rates may increase the cost of refinancing long term debt, the risk that our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism; and the risk that our interest in Shurgard Europe may be adversely affected if that entity is unable to complete formation and funding of its contemplated development joint ventures. We may also be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures of the Company. Other factors that could affect our financial results are described below and in Item 1 (Business) of this Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

Shurgard Storage Centers, Inc (we, our, the Company or Shurgard) is an equity real estate investment trust, or REIT, that develops, acquires, invests in, operates and manages self storage centers and related operations in the United States and Europe. Our self storage centers offer easily accessible storage space for personal and business uses. We are one of the largest owners and operators of self storage centers in the United States and the largest owner in Europe. As of December 31, 2003, we operated a network of 617 storage centers containing approximately 39 million net rentable square feet located throughout the United States and in Europe. In 2003, through a series of acquisitions we increased our direct and indirect ownership interest in Shurgard Self Storage, SCA (Shurgard Europe) from 7.57% to 85.47%.

We were incorporated in Delaware on July 23, 1993 and began operations through the consolidation on March 1, 1994 of 17 publicly held real estate limited partnerships that were sponsored by Shurgard Incorporated. On March 24, 1995, Shurgard Incorporated merged with and into Shurgard Storage Centers, Inc. and we became self-administered and self-managed. In May 1997, we reincorporated in the state of Washington. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that we continue to qualify as a REIT, we will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to our shareholders.

Our investment objective is to increase shareholder value through: (i) continued improvement in the performance of our portfolio as measured by year over year increases in Net Operating Income (NOI), (ii) acquisition of additional self storage properties, (iii) the development of new storage centers, (iv) redevelopment of selected properties, and (v) opportunities to sell properties when we feel market conditions warrant or where a property no longer fits in our strategic plans. We believe our access to capital, the geographic diversification of our portfolio, and operating economies of scale will enhance our ability to achieve this objective.

Business Strategy

Our mission is to become the global leader in storage products and services and to ensure satisfaction and value for our customers through security, quality and innovation. Our strategy in the United States and Europe involves an emphasis on customer service and satisfaction, portfolio management, storage center development and acquisitions management systems.

Customer Service and Satisfaction

•	Quality Employees. We view the quality of customers’ interaction with employees as critical to our long-term success. Accordingly, we emphasize customer service and teamwork in our employee training programs. Through our focus on training, personnel development and decentralized decision-making, we believe we attract well-qualified, highly motivated employees who are committed to providing superior levels of customer service.

•	Convenient and Secure Stores. Our stores are easily accessible, offer a range of storage products and services for customer convenience and emphasize security and product quality. We believe our strategy of offering high-quality, convenient stores strengthens our Shurgard brand image, attracts customers and enables us to maintain premium rents.

—	Store Location and Hours. Our stores are generally located in major metropolitan areas along retail and high-traffic corridors for easy customer access and often have significant road frontage for high visibility. Although hours vary from store to store, customers can generally access their individual units between 6 a.m. and 9 p.m. seven days a week.

—	One-Stop Convenience and Services. Most of our stores have retail services and offer a range of storage products and ancillary services, including supplies such as packing materials, locks and boxes, as well as services such as stored property insurance referrals, moving company referrals and truck rentals that we believe conveniently and efficiently address customers’ storage needs. In addition, we generally offer premium features such as computer-controlled access and electronic security systems. Finally, a number of our stores offer climate-controlled storage space.

—	Property Security. We use a variety of measures at our stores, as appropriate, to enhance security. Such measures may include, among others, on-site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, individual unit alarms, fencing and lighting. We assign each customer a designated personal identification number for use in connection with a computerized gate access system. Each access is automatically logged into a computer database. In addition to those discussed directly above, we have developed and plan to continue to improve our package of security controls, including software, video and interactive communication.

—	Capital Expenditures and Maintenance. We budget for a level of capital expenditures consistent with our commitment to maintaining attractive, well-maintained and secure self storage centers, which enables us to pursue a premium pricing strategy. In addition, capital expenditures for consistent signage and color scheme among our properties strengthen our brand image.

•	Marketing and Sales. We train store managers in fundamental sales skills to elicit customer needs and turn prospects into customers. We also have a national sales center in the United States to field telephone sales calls from individual properties. Employees at our U.S. sales center are able to sell space at the store most convenient to the customer. We have implemented additional sales and marketing programs to broaden our distribution channels, such as a web site for our enhanced e-commerce business and an expanded direct sales force in selected markets.

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

—	Market Share. We employ various means to increase our share of the self storage market. We place prominent advertisements in the yellow pages and seek to promote customer awareness of our stores through highly visible store locations, site signage and architectural features. We locate our stores along retail and high-traffic corridors, usually with significant road frontage to increase visibility. We build on most newly developed stores a distinctive “lighthouse” office to distinguish us from competitors and to increase customer awareness of the Shurgard brand. We promote our 24-hour free access sales center number and website in our advertising, collateral materials and site signage.

Portfolio Management

Our portfolio management strategy is to increase cash flow by achieving the highest rental rate structure consistent with strong occupancy rates, cost containment, improved operating leverage and expansion of our existing stores.

•	Revenue Optimization. We seek to optimize our revenue by achieving the highest sustainable rental rate structure for our stores, consistent with high levels of occupancy, through the use of teams of store employees and district managers who are trained and authorized to set rental rates and make rental rate changes based on their analysis of demand and availability at a particular store. Market personnel regularly evaluate their properties’ rental rates, based on unit demand and unit availability, and can quickly change marginal rental rates to ensure that revenue is optimized.

•	Cost Containment and Improved Operating Leverage. We seek to increase cash flow by carefully containing operating expenses. For example, we closely monitor our real estate tax assessments, appealing such assessments as appropriate, and engage consultants to manage certain utility costs. In addition, as we increase the number of properties in our targeted markets, we achieve economies of scale and lessen the impact of corporate overhead expense. We believe that our management and operational procedures, which can be implemented over a large number of properties, enable us to add new properties quickly and with little disruption to our operations.

•	Strategic Expansions. We seek to increase revenue by building additional rentable storage space at suitable stores either through on-site expansion or acquisition of property adjacent to existing stores. We typically receive higher incremental return on investments in build-out investments, because resulting revenue increases are achieved with little increase in fixed operating costs.

•	Economies of Scale. We will continue to focus our growth in markets where we are already present so that we improve the efficiency of our support system and achieve economies of scale.

Development and Acquisitions

Our external growth strategy is to develop new, high-quality self storage properties and to acquire additional self storage properties that meet, or can be upgraded to meet our standards. In general, we plan to develop or acquire new properties primarily in our existing markets and in new markets that create economies of scale for our current network of stores. In most markets, we seek to own at least 15 stores in order to realize operating and marketing efficiencies and increase brand awareness. We believe that the experience of our management team in developing and acquiring self storage properties strengthens our ability to pursue our external growth strategy.

We rely on our market personnel to target areas in which to develop and acquire new stores. Our staff of real estate professionals in various markets develops and acquires new stores for us in the markets presenting the best opportunities. We have developed comprehensive market expansion plans for each of our target markets, including those in Europe, and use these plans as the basis for selecting new store locations and acquisition targets. The market expansion plans use a demographic analysis of an area along with an evaluation of competitors’ locations, rates and product quality to determine the optimum number and location of new stores.

•	Development. We believe that several factors favor our development strategy:

—	Joint Venture Investments. Our joint venture strategy is important as it allows us to partner with experienced self storage developers in markets we otherwise don’t have a significant presence in, share the development and lease-up risk of new developments, to expand our brand through the use of our partners’ capital, and access cost effective capital for expansion and growth.

—	Development Expertise. We have substantial real estate development, construction management and project design expertise that has been developed in the United States over the past 30 years. Along with our predecessor companies, we developed more than a third of the properties we currently own, lease or manage, and, since 1972, we have maintained an internal development staff. We have built over 120 stores in Europe using our locally based internal development staff.

—	Strategic Site Selection. To obtain the best store locations, we target sites for development in urban areas and upscale retail areas that often require rezoning and other complex development measures. We believe that the difficulties of developing storage properties in such urban areas may discourage competitors from locating nearby and, as a result, enable us to operate in underserved areas. This in turn enables us to charge higher rental rates.

—	Focus on Quality and Brand Image. We have greater control of quality and brand image by developing our own self storage properties. This enables us to focus on high construction quality and standards and a consistent and inviting building design. We believe our focus on quality and consistency will enable us to further strengthen awareness of the Shurgard brand, obtain repeat business, maintain premium prices and differentiate us from our competitors.

•	Acquisitions. We also selectively acquire high-quality properties that are consistent with our business plan. Additional acquisitions allow us to spread overhead and certain management, marketing and advertising costs over a greater number of revenue-producing assets. As a result, we can achieve increasing economies of scale with each new property acquired. We complete a thorough analysis of each property that we intend to acquire, including, but not limited to, a review of capital expenditures that will be required for the property to meet our standards. In addition to adding high-quality properties, we look for high-quality portfolios of properties that would establish a market presence for us in a new market.

Property Management Systems

We have integrated property management systems and procedures for marketing, advertising, leasing, operations and security of properties and the management of on-site personnel. Our computerized management information system links our corporate office with each store. We use proprietary software that facilitates financial statement and budget preparations, allows the daily exchange of information with our corporate office and manages detailed information with respect to the tenant mix, demographics, occupancy levels, rental rates, revenue optimization, payroll and other information relating to each store. Additionally, we use a network-based accounting package that has aided in the compilation and dissemination of information from and to our stores. The software integration enables our national sales center, commercial accounts department and our corporate employees to have access to store information. We are developing significant upgrades to this software that we expect will improve management information and increase effectiveness in information compilation and dissemination to our stores.

Other Activities

Shurgard Storage to Go, LLC (STG), one of our subsidiaries, was a containerized storage business that brought storage directly to the customer through weather-resistant 8’ x 5’ x 8’ storage containers. STG delivered these containers to customers for packing and then picked up the containers and delivered them to a warehouse for storage. Customers had access to their storage containers in a showroom at the warehouse or could have it redelivered to their home. In addition to the monthly rental charge, we would charge service fees for transportation of the container. In December 2003, we made the decision to exit this business venture and we ceased activity in this enterprise in the first quarter of 2004. This business venture operated in 2003 in the Seattle, Portland and San Francisco markets. STG is owned by our taxable REIT subsidiary which is a disregarded entity for tax purposes and therefore is subject to federal income tax. Also, in December 2003 we made the decision to discontinue the operations of Shurgard Preferred Partners, a service and affiliation arrangement with small self-storage operators.

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

Capital Strategy

We seek to maintain a strong, flexible capital structure with a corporate strategy of:

•	maintaining a moderate level of leverage

•	maintaining a consistent dividend policy

•	extending and staggering our debt maturities

•	increasing the amount of our unencumbered assets

•	mitigating our exposure to interest rate risk

•	maintaining sufficient liquidity

We believe these strategies will continue to enable us to maintain our unsecured credit rating and allow us to access a broad array of capital sources, including bank or institutional borrowings, secured and unsecured debt and private and public equity financings.

Our notes payable are structured to create a staggered principal maturity schedule.

In order to mitigate our currency and interest rate risk, we contract with financial institutions for derivative products that help us manage this exposure. Our investment policy prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange or interest rates if unrelated to capital borrowed, lent or invested by us.

We currently are assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch Ratings, Moody’s Investors Service and Standard & Poor’s Ratings Group. Currently, Fitch has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB to our senior notes.

We also have received credit ratings from the same rating agencies on our redeemable preferred stock. Fitch Ratings has assigned a rating of BBB-, Moody’s Investors Service has assigned a rating of Baa3 and Standard & Poor’s Ratings Group has assigned a rating of BBB-. These ratings, for both our unsecured notes and our senior notes, could change based upon, among other things, our operating results, financial condition and cash flows. At the present time each of these rating agencies has announced that our ratings are under reconsideration pending the filing of this 2003 Form 10-K.

We have maintained consistent dividend growth. We paid dividends of $2.15 per Share of Common Stock in 2003, representing a 22% increase from the annualized rate in 1994, the year we became a public company. Additionally, we have paid 40 consecutive quarterly dividends. However there can be no assurance of future dividend payments.

We anticipate funding our short and long-term liquidity needs through a combination of retained operating cash, borrowings under our variable rate unsecured credit facilities, selling existing stores or excess land that does not fit our long term strategic plan, and/or through the issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market conditions, interest rates, short and long term liquidity needs, the relative cost of debt and equity capital, and our ability to execute such transactions at a given time. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.

While we believe we will have the financial position and access to the capital markets as needed, for our currently anticipated liquidity requirements, we cannot assure you that we will be successful in completing future arrangements, sales or offerings.

We have and may continue to enter into joint ventures, partnerships and limited liability companies as an alternative method to investing in real estate. Our decision whether to hold a property directly or indirectly is based on a variety of facts and considerations, including: (i) the economic and tax considerations of the partner or seller, (ii) our desire to diversify our capital sources based on product type and risk, (iii) our ability to enter into a new market and establish a long term relationship with an existing self storage operator/developer, (iv) our desire to preserve our capital resources to maintain liquidity or balance sheet strength, and (v) our desire to achieve higher returns on our invested capital or reduce our risk. These joint ventures, partnerships and limited liability companies utilize secured mortgage financing for a portion of their overall capitalization.

We have and will continue to seek opportunities to issue our common equity in exchange for self storage and other real estate investments. Future issuance will depend upon market conditions at the time including the market price of our equity securities.

Regulation

Environmental Regulations

We are subject to federal, state, local and foreign environmental regulations that apply to the ownership, management and development of real property, including regulations affecting both the construction and operation of self storage properties.

In developing properties and constructing improvements, we use environmental consultants and/or governmental data to determine whether there are any flood plains, wetlands or environmentally sensitive areas that are part of the property to be developed. If any such areas are identified, development and construction are planned in conformance with federal, state, and local environmental and land-use requirements. The principal laws in the U.S. that could affect us are the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. State and local governments have also adopted separate but similar environmental laws and regulations that vary from state to state and locality to locality.

Under various federal, state, local and foreign laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws may impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner’s ability to sell the property or to borrow using the property as collateral and may cause the owner or manager of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could cause the owner or manager to incur substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

We have not been notified by any governmental authority of any current, material environmental noncompliance, claim or liability in connection with any of the properties we own or manage, except for the property in St. Louis discussed below. We have not been notified of any current claims for personal injury or property damage by a private party in connection with environmental conditions at any of the properties we own or manage. We obtained a Phase I environmental assessment report prepared by an independent environmental consultant for the properties we own in the United States, and similar environmental reports for properties acquired in Europe.

In 1995, we notified the Missouri Department of Natural Resources (MDNR) of elevated levels of hydrocarbons found in groundwater monitoring wells on a property in St. Louis, Missouri that we had been monitoring in accordance with a work plan approved by the MDNR. In 1998, a quarterly monitoring report revealed continued contamination in the groundwater samples. The MDNR notified us that it would continue requiring quarterly groundwater monitoring. During 1999, at the MDNR’s request, with the help of an environment consultant, we developed a work plan to address the MDNR’s question regarding whether on-site contamination might be spreading to adjacent properties. The work plan encompasses a broader scope of monitoring, including installation of four additional monitoring wells on adjacent properties. The work plan required on-going monitoring through April 2003, when the MDNR indicated that based on test results, ongoing testing was no long required. The MDNR could change its opinion on the need for monitoring and be more aggressive in the future, and may require identification of the location of the groundwater contamination and construction of a system to remediate the problem.

We are not aware of any environmental condition with respect to the properties we own or manage that could have a material adverse effect on our financial condition, operating results and cash flows. We cannot give assurance however, that any environmental assessments undertaken with respect to the properties have revealed all potential environmental liabilities, that any prior owner or operator of the properties did not create any material environmental condition not known to us or that an environmental condition does not otherwise exist as to any one or more of the properties that could have a material adverse effect on our financial condition, operating results or cash flows. In addition, we cannot give assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of our owned or managed properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us, or (iii) tenants will not violate their leases by introducing hazardous or toxic substances into our owned or managed properties that could expose us to liability under federal, state, local or foreign environmental laws.

Risk Factors

The following factors are risks associated with our business.

Real Estate Investment Risks

We have significant real estate holdings that can be difficult to sell in unfavorable economic conditions and that can have unpredictable decreases in value.    Our primary business involves owning real estate-related assets and operating self storage centers. Real estate investments can be difficult to sell, especially when economic conditions are unfavorable. This makes it difficult for us to diversify our investment portfolio and to limit our risk when economic conditions change. Decreases in market rents, negative tax, real estate and zoning law changes, and changes in environmental protection laws may also increase our costs, lower the value of our investments and decrease our income, which would adversely affect our business, financial condition, operating results and cash flows.

Our real estate development and acquisition activities can result in unforeseen liabilities and increases in costs.    Real estate development involves risks in addition to those involved in owning and operating existing properties. For example, we must hire contractors or subcontractors to develop our properties. Problems can develop with these relationships, including contract and labor disputes, unforeseen property conditions that require additional work and construction delays. These problems can increase construction and other costs and delay the date when tenants can occupy the property and pay us rent. Properties that we acquire may not meet our performance expectations, including projected occupancy and rental rates, and we may have overpaid for acquisitions. Failure of our properties to perform as expected or unforeseen significant capital improvements could decrease our cash flow. We may also have underestimated the cost of improvements needed for us to market a property effectively, requiring us to pay more to complete a project. If a number of these events were to occur, our business, financial condition, operating results and cash flows would be adversely affected.

We focus almost exclusively on the self storage business, which makes us vulnerable to changes in the profitability of self storage properties.    Our investments focus on self storage business and related real estate interests. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments. As a result, unfavorable changes in the self storage industry may have a material adverse effect on our business, financial condition, operating results and cash flows.

We would have great difficulty acquiring or developing properties without access to financing.    In order to acquire and develop properties, we need access to financing sources. Currently, we finance acquisitions and development of properties through our existing credit facilities. Fluctuations in market conditions or in our operating results may cause us to violate the covenants of these existing credit facilities. If we cannot access our existing financing sources, we may need to obtain equity and/or alternative debt financing in order to continue to acquire and develop properties. If we obtain financing by issuing additional capital stock, we could further dilute the ownership of our existing shareholders. If we attempt to obtain financing by entering into alternative debt financing, we might not be able to obtain financing at reasonable interest rates, or at all. The inability to acquire and develop properties would have a material, adverse effect on our business, financial condition, operating results and cash flows.

We face risks due to our investments through joint ventures.    We invest and may continue to invest in properties through joint ventures. We often share control over the operations of the joint venture assets. Therefore, these investments may, under certain circumstances involve risks such as the possibility that our partner in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with ours, or be in a position to take action contrary to our instructions or requests or our policies or objectives. As a result, actions by one of our partners might result in subjecting properties owned by the joint venture to additional risk. Although we generally seek to maintain a sufficient level of control of any joint venture to permit our objectives to be achieved, we may be unable to take action without the approval of our joint venture partners or our joint venture partners could take actions binding on the joint venture without our consent.

If we are unable to compete successfully against other companies in the self storage industry, our occupancy rates may decline.    We face intense competition in every U.S. market in which our stores are located and to a lesser extent in Europe. Our competitors include national, regional and many local self storage operators and developers. Entry into the self storage business by acquiring existing properties is relatively easy for persons or entities with the required initial capital. Competition may increase if available funds for investment in real estate increase. Some of our competitors may have more resources than we do, including better access to financing, greater cash reserves and less demanding rules governing distributions to shareholders. Some competitors may have lower prices, better locations, better services or other advantages. Local market conditions will play a significant part in how competition affects us; additional competition has lowered occupancy levels and rental revenue of our self storage properties in specific markets from time to time. For example, from 2002 to 2003, occupancy of our properties in the Chicago market, where we had opened additional self storage facilities, dropped 6.6% resulting in decreased revenue of $299,000. If our occupancy rates or rental revenue decline our business, financial condition, operating results and cash flows will be adversely affected.

We face possible liability for environmental cleanup costs and damages for contamination related to our properties.    Because we own and operate real property, various federal, state, local and foreign laws (including European Union requirements) might impose liability on us for the costs of removing or remediation of various hazardous substances released on, from or in our property. The principal U.S. federal laws that could affect us are the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act; foreign, state and local governments have also adopted separate but similar environmental laws and regulations that vary from country to country, state to state and locality to locality. These laws may impose liability whether or not we knew of or caused the release. Some of our properties were used for commercial activities involving matters regulated under environmental laws before we acquired them. We obtain environmental assessment reports on the properties we acquire, own or operate as we deem appropriate. However, the environmental assessments that we have undertaken might not have revealed all potential environmental liabilities or claims for such liabilities. The presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially adversely affect our ability to use or sell the property, or to use the property as collateral for borrowing, and may cause us to incur substantial remediation or compliance costs. In addition, if hazardous substances are located on or released from one of our properties, we could incur substantial liabilities through a private party personal injury claim, a claim by an adjacent property owner for property damage or a claim by a governmental entity for other damages. This liability may be imposed on us under environmental laws or common-law principles. It is also possible that future enacted, amended or reinterpreted laws, ordinances or regulations will impose material environmental liability on us, that the current environmental conditions of properties we own or operate will be affected by other properties in the vicinity or by the actions of third parties unrelated to us or that our tenants will violate their leases by introducing hazardous or toxic substances into the properties we own or manage and expose us to liability under federal, state, local or foreign environmental laws or otherwise engage in activities that could expose us to such liabilities. The costs of defending these claims, conducting this environmental remediation, resolving liabilities caused by tenants or third parties or responding to such changed conditions could materially adversely affect our financial condition, operating results and cash flows.

We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures.    All of our properties must comply with the applicable portions of the Americans with Disabilities Act and the related regulations, rules and orders, commonly referred to as the ADA, or similar applicable foreign laws. The ADA, for example, has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. If we fail to comply with the ADA and other applicable laws, the U.S. or foreign government might impose fines on us and award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local and foreign fire and safety regulations, building codes and other land use regulations. Compliance with these requirements could require us to spend substantial amounts of money, which could adversely affect our operating results. Failure to comply with these requirements may also affect the marketability of the properties.

If property taxes increase, our yields on investments could decline.    Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our property values are assessed or reassessed by tax authorities. Depending on local market conditions, we may not be able to offset the tax increases through increases in rents or other income, which may adversely affect our business, financial condition, operating results and cash flows.

We face potential underinsured losses on our investments.    We maintain title insurance on all of our U.S. properties and other property-related insurance on all of our U.S. and European properties. We exercise discretion in determining amounts, coverage limits and deductibility provisions of title, casualty and other insurance relating to our properties, taking into account the appraised or estimated value of the property in each case to obtain appropriate insurance coverage at a reasonable cost and on suitable terms. We currently carry the following insurance coverage:

•	commercial general liability insurance for our U.S. properties, covering up to an aggregate of $50,000,000, and subject to deductibles of $50,000 or $10,000 depending on the circumstances;

•	commercial general liability insurance for our European properties, covering up to an aggregate amount ranging from €1 million ($1.2 million as of March 19, 2004) to €6 million ($7.4 million as of March 19, 2004), and subject to deductibles ranging from € 0 to €375 ($399 as of March 19, 2004), depending on the country in which the property is located;

•	property insurance for our U.S. properties, covering up to an aggregate of $50,000,000, with deductibles of $20,000 or $10,000 for general damages depending on the property, deductibles ranging from $25,000 to $1,000,000 in the case of flood damage depending on the circumstances of the flood, a minimum deductible of $100,000 in the case of damages due to named wind storms depending on the state in which the property is located, and a minimum deductible of $250,000 for earthquake damages depending on the state in which the property is located; earthquake deductible for California, Arkansas, and Washington is 5% of property value or $250,000, whichever is greater.

•	property insurance for our European properties, covering up to an aggregate amount ranging from €50 million ($81.9 million as of March 19, 2004) to €88.9 million ($94.6 million as of March 19, 2004), and subject to deductibles ranging from €857 ($912 as of March 19, 2004) to €612,000 ($651,984 as of March 19, 2004), depending on the country in which the property is located;

•	boiler & machinery insurance for our U.S. properties, covering up to $50,000,000 of direct damages with a $20,000 deductible;

•	terrorism insurance on our U.S. properties, covering up to an aggregate amount of $50,000,000 subject to deductibles ranging from $10,000 to $20,000, depending on the location of the property; and

•	terrorism insurance on our properties in Belgium, France, the Netherlands, Denmark, and the United Kingdom, covering up to an aggregate amount in each country ranging from €8 million ($8.7 million as of March 19, 2004) to €88.9 million ($94.6 million as of March 19, 2004) or for full value in some countries, and subject to deductibles ranging from €1,365 ($1,431 as of March 19, 2004) to €612,000 ($651,984 as of March 19, 2004), depending on the country in which the property is located.

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

Terrorist attacks and the possibility of armed conflict may have an adverse effect on our business, financial condition, operating results and cash flows and could decrease the value of our assets.    Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, or the recent war with Iraq, could have a material adverse effect on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or any of the European countries in which we operate. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our ability to achieve our expected results. Further, we may not have sufficient insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide, or are required by our lenders, to obtain such terrorism coverage, the cost for the insurance may be significant in relationship to the risk covered. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy or relevant foreign economies could similarly have a material adverse effect on our business, financial condition, operating results and cash flows. Finally, further terrorist acts could cause the United States or other countries where we operate to enter into armed conflict, which could further impact our business, financial and operating results.

International Operations

We have significant international operations that carry additional risks.    We invest in, and conduct, operations outside the United States. With our increased investment and ownership position in Shurgard Europe, we face increased exposure to risks related to Shurgard Europe’s operations. The inherent risks we face in international business operations include, but are not limited to:

•	currency risks, including currency fluctuations;

•	unexpected changes in legislative and regulatory requirements;

•	potentially adverse tax burdens;

•	burdens of complying with different permitting standards, labor laws and a wide variety of foreign laws

•	obstacles to the repatriation of earnings and cash;

•	regional, national and local political uncertainty;

•	economic slowdown and/or downturn in foreign markets;

•	difficulties in staffing and managing international operations; and

•	reduced protection for intellectual property in some countries.

Each of these risks might impact our cash flow or impair our ability to borrow funds, which ultimately could adversely affect our business, financial condition, operating results and cash flows.

Our European operations have not been profitable to date and may not become profitable.    New and recently developed self storage centers require a significant amount of start-up capital and generally take a considerable amount of time to complete the lease-up period. During the early stage of the lease-up period, properties are not profitable. Because over 40% of the European properties in which we have an investment have been developed since January 1, 2002 and are still undergoing lease-up, most of these properties, and therefore our European operations in general, have not been profitable. Also our expansion efforts may require more funding than we currently anticipate, and we will need to generate significant additional revenue once the lease-up period is achieved, before we will be able to sustain or increase profitability. We cannot assure you that these properties, or other properties that Shurgard Europe and its development joint venture First Shurgard Sprl (First Shurgard) acquire and develop, will become profitable even after the lease-up periods. Failure of Shurgard Europe’s operations to become profitable would have a material adverse effect on our business, financial condition, operating results and cash flows.

Our growth strategy in Europe may not be successful.    We entered the European market in 1995 because we believed that the size and potential growth of that market made it a significant opportunity for our continued growth. Our ability to achieve our strategy in Europe depends on a number of factors, including:

•	the continued growth in acceptance of the self storage concept in a market where the concept remains relatively new;

•	our ability to compete effectively as the European market develops and we face increased competition; and

•	our ability to locate, acquire and develop appropriate new properties.

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with our European operations, some of which may be beyond our control.

We do not have operating control over Shurgard Europe.    We hold a combined indirect and direct 85.47% ownership interest in Shurgard Europe as of December 31, 2003 and Fremont Investors, Inc. our partners that we refer to as Fremont, currently holds a 12.77% ownership interest. Under the joint venture agreement governing Shurgard Europe, substantially all of the major decisions of Shurgard Europe require both our approval and the approval of Fremont, notwithstanding the difference in ownership positions. These decisions include among other things, the disposition and acquisition of assets, entry into new markets, approval of the annual business plan, the hiring of key executives and financing arrangements. As a result, we may not be able to pursue business opportunities that we consider beneficial to Shurgard Europe if Fremont does not vote in favor of these actions.

The joint venture agreement provides that if, by December 31, 2004, Fremont has not had an opportunity to liquidate its interest through an initial public offering or a sale of its ownership interest, it may initiate steps to retain an investment bank to value Shurgard Europe, at which time we have a preemptive right to purchase Fremont’s ownership interest at that value. If we do not purchase Fremont’s interest, certain procedures under the joint venture agreement could lead to an initial public offering or to the sale of Shurgard Europe or its assets. All joint venture partners’ interests in Shurgard Europe are subject to a right of first refusal. We are subject to other restrictions on the transfer and sale of our ownership interests in Shurgard Europe. The operation of these provisions could continue to affect our ownership interest in, and the structure of, our European investment.

Risks Relating to Qualification and Operation as a REIT

We might lose our REIT status and incur significant tax liabilities.    We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 1994. So long as we meet the requirements under the Code for qualification as a REIT each year, we can deduct dividends paid to our shareholders when calculating our taxable income. For us to qualify as a REIT, we must meet detailed technical requirements, including income, asset, distribution and stock ownership tests, under several Code provisions that have not been extensively interpreted by judges or administrative officers. In addition, we do not control the determination of all factual matters and circumstances that affect our ability to qualify as a REIT. New legislation, regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to REIT qualification or the federal income tax consequences of such qualification. We believe that we are organized so that we qualify as a REIT under the Code and that we have operated and will continue to operate so that we continue to qualify. However, we cannot guarantee that we will qualify as a REIT in any given year because:

•	the rules governing REITs are highly complex;

•	we do not control all factual determinations that affect REIT status; and

•	our circumstances may change in the future.

As a result of an administrative error, it is possible that entity classification elections for certain subsidiaries may not have been timely filed. We do not believe that our status as a real estate investment trust would be impacted as the result of such an error. However, we are currently attempting to resolve this issue definitively with the Internal Revenue Service. For any taxable year that we fail to qualify as a REIT, we would not be entitled to deduct dividends paid to our shareholders from our taxable income. Consequently, our net assets and distributions to shareholders would be substantially reduced because of our increased tax liability. If we made distributions in anticipation of our qualification as a REIT, we might be required to borrow additional funds or to liquidate some of our investments in order to pay the applicable tax. If our qualification as a REIT terminates, we may not be able to elect to be treated as a REIT for the four taxable years following the year during which we lost the qualification.

We may pay taxes even if we continue to qualify as a REIT.    Even if we continue to qualify as a REIT, we are required to pay some federal, state, local and foreign taxes on our income and our property. For example, Shurgard TRS, Inc. and certain of our other corporate subsidiaries have elected to be treated as taxable REIT subsidiaries. We will be subject to a 100% penalty tax on payments we receive from these subsidiaries if the economic arrangements between the REIT and the taxable subsidiaries are not comparable to similar arrangements between unrelated third parties. In addition, all of our European subsidiaries are subject to local taxation. We also could be subject to tax in the event we, among other things:

•	sell property that is considered to be inventory for federal income tax purposes;

•	sell prior to March 25, 2005, certain assets we acquired from Shurgard Incorporated, our predecessor company; or

•	fail to satisfy certain distribution rules, as described below.

Our REIT distribution requirements are complex and may create tax difficulties.    To maintain our status as a REIT for federal income tax purposes, we generally must distribute to our shareholders at least 90% of our taxable income each year. In addition, we are subject to a 4% nondeductible excise tax on the amount by which our distributions for a calendar year are less than the sum of:

•	85% of our ordinary income for the calendar year;

•	95% of our capital gain net income for the calendar year; and

•	any amount of our income that we did not distribute in prior years.

For tax purposes, we may be required to treat interest, rent and other items as earned even though we have not yet received these amounts. In addition, we may not be able to deduct currently as expenses for tax purposes some items that we have actually paid. We could also realize income, such as income from cancellation of indebtedness that is not accompanied by cash proceeds. If one or more of these events happened, we could have taxable income in excess of cash available for distribution. In such circumstances, we might have to borrow money or sell investments on unfavorable terms in order to meet the distribution requirement applicable to a REIT.

Our indirect investments may result in liabilities against which we cannot protect.    We have and may continue to make participating mortgages or acquire equity interests in partnerships, joint ventures or other legal entities that have invested in real estate. Our bylaws require that we satisfy several conditions before we make these indirect investments, including that the joint investment not jeopardize our eligibility to be taxed as a REIT or result in our becoming an investment company under the Investment Company Act of 1940, as amended. These investments carry risks that are not present when we invest directly in real estate and against which we may not be able to protect ourselves, including the risk that we may not control the legal entity that has title to the real estate, the possibility that the enterprise in which we invest has liabilities that are not disclosed at the time of the investment and the possibility that our investments are not easily sold or readily accepted as collateral by our lenders.

All of our real estate investments in Europe are held indirectly through partnerships and joint venture arrangements, including our First Shurgard joint venture. If we are unable to effectively control these indirect investments, or if they result in significant liabilities that were undisclosed at the time we entered into them, our business, financial condition, operating results and cash flows may be materially adversely affected.

Other Risks

Legislation or changes in accounting regulations or interpretations relating to such matters as consolidation of joint ventures and subsidiaries, stock options and capitalization of certain development overhead costs could substantially affect our financial reporting.    We may be affected by legislation or changes

in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures. Changes in consolidation and stock options may affect the accounting treatment or net income of certain of our investments. The Financial Accounting Standards Board, or FASB, has issued rules on variable interest entities that will likely affect materially the accounting treatment of certain of our financial and joint venture structures and result in the consolidation of the assets, liabilities and operations of joint ventures that we have not previously consolidated. We have concluded that under FASB Interpretation No. (FIN) 46R “Consolidation of Variable Interest Entities”, we will consolidate both Shurgard Europe and First Shurgard in 2004. These rules are new and are subject to an evolving set of interpretations that dictate whether we consolidate or not the assets, liabilities and operations of Shurgard Europe and First Shurgard. Further evolution of the interpretation of these rules may result in a different application of these rules to our financial reporting in the future.

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

Inability to access the capital markets or delisting of our stock could delay or adversely affect execution of our business plan.    Due to the delay in filing our annual report on Form 10-K we will be unable for at least one year subsequent to the date hereof, to access the capital markets to raise equity or debt using our Form S-3 “shelf registration”, which may mean delays in registering additional securities for sale. In addition, we may face delays in applying to register our securities due to lengthy review by the SEC staff of this report and our subsequent filings. If our securities are delisted by the NYSE because we were late in filing this report we may face a lengthy appeal process to relist our securities, and will likewise cause us to not be in compliance under our other debt agreements.

Material weakness may still exist in our internal controls.    During 2004, our independent auditors concluded that there were deficiencies in the internal control structure of the Company, which, in the aggregate, they considered to be a material weakness under current accounting standards established by the American Institute of Certified Public Accountants. Consequently, additional review, evaluation and oversight were required on the part of Company management, during the course of the audits to ensure such internal control deficiencies were adequately compensated for. Certain corrective actions have been initiated to rectify the internal control weakness; however, we cannot assure you that these corrective actions will be effective. It is expected that our auditors will be unable to comment on the effectiveness of our remedial actions until the completion of the 2004 audit. If we do not effectively execute our plans to strengthen our internal controls, including plans to prepare us to comply with the annual internal control certification required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules, our auditors in the future could continue to find deficiencies in our internal control structure.

Employees

As of December 31, 2003, Shurgard and Shurgard Europe employed approximately 1,400 and 460 persons, respectively. None of our employees in the U.S. is covered by a collective bargaining agreement. One country in Europe has representation of employees through an internal collective bargaining council. We believe that our relations with our employees are good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of Shurgard as of December 31, 2003.

Name	Age	Positions and Offices with the Company
Charles Barbo	62	Chairman of the Board and Chief Executive Officer
David Grant	50	President, Chief Operating Officer and Interim Chief Financial Officer
Harrell Beck	47	Director, Executive Vice President, Chief Investment Officer and Treasurer
Christine McKay	42	Senior Vice President, Secretary and General Counsel
Steve Tyler	51	Senior Vice President, Retail Services

Charles K. Barbo has been involved as a principal in the real estate investment industry since 1969. Mr. Barbo is one of the co-founders of Shurgard Incorporated, which was organized in 1972 to provide property management services for self storage facilities and other real estate and commercial ventures. Prior to the merger of our former management company, Shurgard Incorporated, with and into Shurgard in 1995, he served as Chairman of the Board and President of Shurgard Incorporated. On the closing of the merger with Shurgard Incorporated, he was named Chairman of the Board, President, and Chief Executive Officer of Shurgard. Mr. Barbo is a graduate of the Owner/President Management Program of Harvard Business School and has a Bachelor of Arts degree in history from the University of Washington. He is an alumnus of the Young Presidents’ Organization.

David Grant joined Shurgard Incorporated in November 1985 as Director of Real Estate. Mr. Grant served as our Executive Vice President and Director of Real Estate Investment from December 1993. In January 1996, Mr. Grant became President of Shurgard Europe and moved to Brussels, Belgium where our European headquarters are located. During this time, he also continued to serve as an Executive Vice President of Shurgard Incorporated. He returned to the U.S. in August 2003 to take on the role of President and Chief Operating Officer, and in January 2004 became Interim Chief Financial Officer. Mr. Grant has a Bachelor of Arts degree in Business Administration and a Bachelor of Science degree in Accounting, both from Washington State University.

Harrell L. Beck has served as a director of Shurgard since July 1993 and in February 2004 was appointed Executive Vice President and Chief Investment Officer. Prior to the closing of Shurgard’s merger with Shurgard Incorporated, Mr. Beck also served as Shurgard’s President. He was named Senior Vice President of Shurgard upon the closing of the merger with Shurgard Incorporated. He joined Shurgard Incorporated in April 1986 as the Eastern Regional Vice President, in 1990 became its Chief Financial Officer, and, in 1992, its Treasurer, which positions he held until his appointment as Executive Vice President in February 2004. Prior to joining Shurgard Incorporated, Mr. Beck was a manager with Touche Ross & Co., where he was employed for approximately six years, during which time he provided services primarily to clients in the real estate and aerospace industries. Mr. Beck has a Bachelor of Arts degree in Business Administration from Washington State University.

Christine McKay has served as Senior Vice President, Secretary and General Counsel since October 1999. She joined Shurgard Incorporated in June 1993, as an Assistant General Counsel. She previously served as our Assistant Secretary from October 1998 to 1999, and has served as Assistant Secretary and Division Counsel for STG, from July 1997. Ms. McKay was previously an attorney with Williams, Kastner & Gibbs, in Seattle. She has a Bachelor of Arts degree in Business Administration from Chadron State College, and a Juris Doctorate, with honors, from Creighton University. She is a member of the Washington State Bar Association and the Corporate Counsel Section of the Washington State Bar Association.

Steve Tyler has served as Senior Vice President of Retail Services since August 2003, overseeing marketing, sales center and human resources. He also interfaces with field leadership regarding business plan implementation. He was Senior Vice President in charge of sales, marketing and domestic operations from November 2000 to August 2003. Mr. Tyler joined Shurgard Incorporated in May of 1996 as Regional Vice President of Midwest and East Coast markets. Prior to joining Shurgard, he was a Regional Operations Manager with Victoria’s Secret (a division of the Limited), Casual Corner (a division of U.S. Shoe), and a District Operating manager with The Gap and Sears. He has a Bachelor of Arts degree in Business Administration from the University of Minnesota-Duluth.

Other Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (SEC). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, we make copies of these documents (other than exhibits) available to the public free of charge through our web site at www.shurgard.com or by contacting our Secretary at our principal offices, which are located at 1155 Valley Street, Suite 400, Seattle, Washington 98109, telephone number (206) 624-8100.

In addition Shurgard’s corporate governance guidelines, director independence criteria, committee charters, codes of conduct and ethics, and other documents setting forth our corporate governance practices can be accessed in the “Corporate Governance” section of Shurgard’s web site at http://investorrelations.shurgard.com or by writing to the Shurgard’s Investor Relations department at our address set forth above.

Item 2—Properties

U.S. and European Properties

As of December 31, 2003, we operated a network of 617 storage centers and two business parks located throughout the United States and in Europe. Of these properties, we own or lease, directly and through our subsidiaries and joint ventures, 591 properties containing approximately 37.6 million net rentable square feet and manage for third parties 26 properties containing approximately 1.5 million rentable square feet.

Of the 591 properties:

•	we owned or leased 469 U.S. properties in 21 states, including 114 properties in which we hold joint venture interests ranging from 20% to 93%.

•	Shurgard Europe and First Shurgard owned or leased 122 properties in seven European countries containing approximately 6.7 million rentable square feet.

Our self storage properties are designed to offer accessible storage space for personal and business use. Individuals typically rent individual units in self storage properties for storage of personal belongings such as furniture, appliances, boats and other household and recreational goods. Businesses typically rent space for storage of business property such as equipment, seasonal goods, records and fixtures. We believe that it is desirable to have commercial customers because they tend to rent larger units, stay for longer terms and are more reliable payers. Based on surveys of our customers, we estimate that commercial users account for approximately 25% to 30% of our total customer base in the United States.

Our self storage properties are divided into a number of self-enclosed rental units that generally range in size from approximately 25 to 625 square feet. Many properties have uncovered storage outside the buildings for parking motor vehicles, boats, campers and other similar items suitable for outside storage. Additionally, a number of our properties include climate-controlled storage units for which we typically charge a premium.

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

The leasing, maintenance and operation of our stores are the responsibility of our store managers. Security is provided through a variety of systems that may include, among others, on-site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, property fencing and lighting.

Although our stores range considerably in size, most domestic properties consist of one or more single-story buildings. The smallest store has approximately 21,000 net rentable square feet, while the largest store has approximately 280,000 net rentable square feet. The properties generally are constructed with concrete block or tilt-up concrete panels, with steel columns or pre-cast concrete columns that rest on concrete footings and slabs, and have built-up tar roofs or pitched truss roofs with shingles or standing seam metal roofs. The interior walls are generally constructed with metal studs and partitions or other construction materials that are secure but readily movable. The parking areas and driveways are generally asphalt or concrete. All stores have fencing, floodlights and electronic gates.

In some cases, multistory buildings have been converted into self storage properties. In addition, similar multistory buildings for self storage have been constructed in dense urban areas where land costs, zoning and other development considerations make it impractical or undesirable to construct single-story buildings.

The following table sets forth the geographic dispersion of our self storage properties as of December 31, 2003.

	Number of Properties as of December 31, 2003	Percentage of 2003 Store Revenue(2)
Texas	65	10.6%
California	53	13.0%
Washington	52	10.4%
Virginia	35	6.5%
North Carolina	33	4.2%
Florida	29	5.6%
Michigan	26	4.2%
Arizona	23	3.6%
Illinois	23	3.2%
Minnesota	19	1.8%
Georgia	18	3.1%
Oregon	14	2.4%
South Carolina	14	1.4%
Indiana	13	1.6%
Maryland	11	1.7%
New York	11	3.9%
Tennessee	10	1.2%
Other domestic States	20	3.0%

Domestic Total(1)	469	81.4%

France	30	5.0%
Netherlands	29	3.3%
Sweden	22	3.8%
Belgium	18	3.0%
United Kingdom	13	2.9%
Other European Countries	10	0.6%

Europe Total	122	18.6%

Total	591	100.0%

(1)	Includes 469 facilities owned or leased by us and entities in which we have a controlling financial interest. See Schedule III in this Form 10-K for a complete list of properties for which we consolidate financial information.

(2)	Revenue includes revenue of all stores we actively operate regardless of ownership interest in the property and whether the store is owned by an entity that is consolidated in our financial statements.

Rental of Storage Units.    Storage units are usually rented on a month-to-month basis. Based on our most recent evaluation of customer move-outs for the year ended December 31, 2003, the average rental period for a tenant is approximately 12 months. This average is comprised of the rental periods of business tenants, whose average stay approximates 20 months, and those of residential customers, whose average stay approximates 11 months. Rental income from leased space constitutes the primary revenue from such properties, but we receive additional revenue from incidental services rendered at the properties, such as lock and box sales and truck rentals. Rental rates vary substantially depending on the size of the storage space, the property location, the quality of the property and the proximity of competition.

Other Properties.    Shurgard owns two business parks located near Tacoma, Washington and Burke, Virginia. The business parks were built in 1979 and 1984, respectively, and they contain an aggregate of approximately 158,000 net rentable square feet.

Item 3—Legal Proceedings

We are a defendant in litigation filed on June 17, 2002, in the Superior Court of California for Orange County styled as Gary Drake v. Shurgard Storage Centers, Inc. et al (Case No. 02CC00152). The complaint alleges that we misrepresent the size of our storage units and seeks class action status and seeks damages, injunctive relief and declaratory relief against us under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. We do not currently believe that the outcome of this litigation will have a material adverse effect on our financial position, operating results or cash flows. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We are vigorously defending this action.

We are a defendant in litigation filed on October 30, 2002, in the United States District Court for the Northern District of California styled as Patricia Scura et al. v. Shurgard Storage Centers, Inc. (Case No. C 02-5246-WDB). The complaint alleges that we required our hourly store employees to perform work before and after their scheduled work times and failed to pay overtime compensation for work performed before and after hours and during meal periods. The lawsuit seeks class action status and seeks damages, injunctive relief and a declaratory judgment against us under the Federal Fair Labor Standards Act and California statutory wage and hour laws and laws relating to unlawful and unfair business practices. We do not currently believe that the outcome of this litigation will have a material adverse effect upon our financial position, operating results or cash flows. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We are vigorously defending this action.

The Company is party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings, including employment and tenant claims, in the aggregate, will have a material adverse effect upon the financial position, operating results, or cash flows of the Company.

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2003.

PART II

Item 5—Market for the Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the New York Stock Exchange (NYSE), under the symbol “SHU.” As of April 30, 2004 there were 16,732 holders of record of our Common Stock and the reported NYSE closing price per share of Common Stock was $33.30.

The table below sets forth for the fiscal periods indicated the high and low sales prices per share of Common Stock as reported in the NYSE composite tapes for applicable periods, and distributions declared.

	High	Low	Distributions Declared(1)
2003
Fourth Quarter	$39.32	$34.86	$0.54
Third Quarter	35.30	32.09	0.54
Second Quarter	34.99	31.00	0.54
First Quarter	32.30	28.37	0.54
2002
Fourth Quarter	$31.68	$27.99	$0.53
Third Quarter	34.25	28.09	0.53
Second Quarter	35.40	32.06	0.53
First Quarter	33.50	29.22	0.53

(1)	Distributions declared by our Board of Directors based on financial results for the quarter specified, but declared and paid in the following quarter.

Holders of shares of Common Stock are entitled to receive distributions when declared by our Board of Directors out of any assets legally available for payment. There are covenants in our various debt agreements that may restrict our dividends. We are required to distribute annually to our shareholders at least 90% of our “REIT taxable income,” which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income, to maintain our REIT status for federal income tax purposes.

Item 6—Selected Financial Data

This Form 10-K includes restatements of previously reported historical financial data and related descriptions for the years ended December 31, 2002 and 2001. We have reassessed certain accounting policies applied historically to the items as described in Note B to our Consolidated Financial Statements and concluded that these items have been accounted for incorrectly. In addition, we have identified certain other accounting errors impacting prior periods. As a result, we have made the appropriate adjustments to our previously issued financial statements for the years ended December 31, 2002, 2001, 2000 and 1999.

	For the years ended December 31,
	2003	2002 (as restated)	2001 (as restated)	2000 (as restated)	1999 (as restated)
OPERATING DATA:				(2)	(2)
	(in thousands except per share data)
Total revenue	$302,314	$272,817	$242,291	$211,794	$184,108
Net income	$37,638	$48,059	$22,787	$29,156	$36,461
Net income per common share:
Basic	$0.64	$0.91	$0.25	$0.69	$0.95
Diluted	$0.62	$0.90	$0.25	$0.69	$0.95
Distributions per common share:
Ordinary income	$1.67	$1.92	$1.74	$1.73	$1.91
Capital gain	0.06	0.08	0.07	—	0.05
Return of capital	0.42	0.11	0.26	0.30	0.03

Total	$2.15	$2.11	$2.07	$2.03	$1.99

	(in thousands)
BALANCE SHEET DATA:			(2)	(2)	(2)
Total assets	$2,067,091	$1,620,327	$1,353,296	$1,303,816	$1,201,629
Total borrowings (1)	$1,014,869	$826,423	$590,934	$660,402	$544,264

(1)	Total borrowings includes participation rights liability net of discount (See Note I to our Consolidated Financial Statements).
(2)	This financial information has been restated to reflect the consolidation of certain domestic joint ventures and other adjustments relating to certain items that had been accounted for incorrectly, as described in Note B to our Consolidated Financial Statements. The restated balances for 2001 (balance sheet data only), 2000 and 1999 have not been audited.

We previously reported the following selected financial data:

	As previously reported For the years ended December 31,
	2002	2001	2000	1999
	(in thousands except per share data)
OPERATING DATA:
Total revenue	$264,113	$232,590	$201,958	$176,456
Net income	$56,633	$33,312	$32,307	$36,579
Net income per common share:
Basic	$1.20	$0.59	$0.80	$0.95
Diluted	$1.18	$0.59	$0.79	$0.95
Distributions per common share:
Ordinary income	$1.92	$1.74	$1.73	$1.91
Capital gain	0.08	0.07	—	0.05
Return of capital	0.11	0.26	0.30	0.03

Total	$2.11	$2.07	$2.03	$1.99

	(in thousands)
BALANCE SHEET DATA:
Total assets	$1,420,176	$1,238,805	$1,230,242	$1,149,860
Total borrowings (1)	$607,834	$470,747	$595,524	$488,075

(1)	Total borrowings includes participation rights liability net of discount (See Note I to our Consolidated Financial Statements).

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects”, “should”, “estimates”, “expects” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including the risk that changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, the risk that new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses, the risk that tax law changes may change the taxability of operating and construction expenses, the risk that tax law changes may change the taxability of future income, the risk that increases in interest rates may increase the cost of refinancing long term debt, the risk that our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism; and the risk that our interest in Shurgard Europe may be adversely affected if that entity is unable to complete formation and funding of its contemplated development joint ventures. We may also be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures of the Company. Other factors that could affect our financial results are described below and in Item 1 (Business) of the Annual Report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

OVERVIEW

Our Business

We own, operate and develop self storage properties in principal cities in the U.S. and Europe. Headquartered in Seattle, Washington, we operate as a REIT. Since our founding in 1972, Shurgard (and its predecessor company) has steadily grown its self storage investment business. We own or lease, directly and through our subsidiaries and joint ventures, 591 properties containing approximately 37.6 million net rentable square feet and manage for third parties 26 properties containing approximately 1.6 million rentable square feet. Today we are estimated to be one of the largest self storage property owners in the U.S. with a network of 469 stores located in 21 different states. We are the largest self storage owner in Europe with 122 stores located in seven countries. We directly own most of these properties but also hold an interest in some of them indirectly through our subsidiaries and joint ventures.

Our Approach to Investment in Self Storage

Our objective is to maximize shareholder value through continued improvement in the performance of our existing portfolio and through acquisition and development and investment in additional self storage properties. Historically, we have been long-term holders of storage properties that we acquire or develop because we believe these assets have steady long-term growth characteristics, low functional obsolescence and cost benefits relating to economies of scale. However, we will, from time to time, sell properties when we feel market conditions warrant or where a property fails to fit into our strategic plans. We take a long-term view of planning and executing this objective.

Over the years, we have developed significant expertise in the acquisition, design, development and management of self storage properties. We believe these capabilities enhance our investment options by giving us a better sense of local market conditions and opportunities. Relying on these capabilities, we have the flexibility to react to changing market conditions by expanding through the development of new storage properties or by acquiring existing storage properties from competitors. Further, the significant market diversification of our self storage properties adds stability and predictability to our portfolio.

We have observed that changes in people’s lives or circumstances are the key driver of demand for short-term storage space. Private individuals represent approximately 70% of our customer base. Business customers looking for expansion or transition space make up the balance, although this ratio may vary from storage center to storage center. Our customer base spans a wide range of economic strata and business types. Based on our experience in the business, we have determined that most customers place a high value on convenience through the location of the center and ease of renting, access and moving. Consequently, we have elected to focus our investment activities in densely populated, high quality neighborhoods and offer high quality products and services. We believe a growing segment of prospective customers are willing to pay higher rates for these benefits.

When we enter a new market, we seek highly visible, easily accessible locations in retail corridors to create customer awareness. Through multiple locations of this kind in a metropolitan area, we seek to establish brand recognition as well as economies of scale in operating our storage centers. In most markets, our goal is to own at least 15 stores in order to realize these efficiencies. To further enhance brand recognition, we strive to achieve a uniform look to our properties through the use of signage, color schemes, quality of the buildings and our trademark “lighthouse” office design in new developments.

Our Approach to Managing the Business

We believe that the supply and demand characteristics of the self storage industry are defined by neighborhood trade areas that can range in size from one to five miles in radius. To effectively manage the business at any given location, we must be aware of the local dynamics of demand, pricing and competitor actions within the applicable neighborhood trade area.

As a result, we approach the management of our business and portfolio on a decentralized basis by maintaining local management and market expertise in all our key markets. Our field personnel constantly monitor market trends in supply, competition, pricing and internal performance, making strategic and tactical adjustments at the storage centers as needed. Key metrics in monitoring the supply of self storage properties include construction starts, sales of doors by suppliers to the industry and inquiry levels at the storage centers. We monitor competition and pricing by watching our closing rate on inquiries and our volume of discounting for new customers. Centrally, we maintain an in-house asset management team that evaluates all investment proposals and monitors progress and performance of each property.

We take a similar approach to the business in Europe where we maintain fully integrated investment and management teams made up almost entirely of nationals in each of the countries we invest.

Our Approach to Raising Capital

Ownership in the self storage industry is highly fragmented, with the vast majority of properties owned privately by local and regional operators. We have chosen to operate as a self-managed, publicly traded REIT due to the tax benefits and flexibility it provides us for accessing new sources of capital. As a REIT we are required to distribute the majority of our annual cash flow from operations, which provides our investors a regular dividend stream that has grown steadily over time. We believe our assets are well-suited to meet this type of investment objective as they provide a highly stable cash flow. This dividend strategy means that we must fund growth by raising additional capital on a regular basis. We maintain a skilled team who regularly monitors the debt and equity markets, both private and public, to obtain the best available capital and minimize our cost of capital.

We anticipate funding our short and long-term liquidity needs through a combination of retained operating cash, borrowings under our variable rate unsecured credit facilities, selling existing stores or excess land that does not fit our long-term strategic plan, and/or through the issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market conditions, interest rates, short and long-term liquidity needs, and the relative cost of debt and equity capital.

Covenants and regulatory compliance

The indenture governing our approximately $450 million of debt securities requires us to deliver our annual and quarterly filings with the SEC to the indenture trustee within 15 days after the date such periodic filings are due, and to deliver a copy of our annual report to the bondholders within 120 days of the end of our fiscal year. Failure to meet these deadlines could cause the indenture trustee to declare us in default of our bond indenture. The indenture contains a 60 day cure period following our receipt of notice from the trustee of a default. To date, we have not received notice of a default from the trustee or the bondholders. With the filing of this annual report on Form 10-K (and the delivery of copies of this filing to the trustee) we believe that we will cure any default of the reporting covenants in the indenture.

The New York Stock Exchange (NYSE) also requires that its listed companies distribute annual reports to shareholders no later than 120 days after the close of each fiscal year. On April 2, 2004 we received a letter from the NYSE that we would be included in a list of late filers posted on our Company and market data pages on the NYSE’s website. The late filer designation is a “LF” added to our trading symbol. Failure to mail the annual report to the shareholders on a timely basis could subject us to potential delisting of our securities on the NYSE. As of the date of filing this annual report on Form 10-K we have not received a notice from the NYSE that it intends to delist our stock. We believe that the “LF” designation will be removed from our trading symbol on the business day following receipt of this report by the NYSE.

Current Industry Trends and Outlook

Supply and Demand

For the two years following the events of September 11, 2001, we have in general experienced a softening in demand at our U.S. storage centers. In addition, our new storage centers have been requiring a longer period of time to reach rental stabilization, which is typically considered to be 85% occupancy. We have historically projected new storage centers will reach their stabilized investment yields within 18 to 24 months of opening. In the last several years, new storage centers have been taking 24 to 48 months to reach stabilization. In order to counteract this slow down in the rent up pace, we offered reduced rates to attract new customers.

We believe there are two main factors contributing to the trends during this period: the slowdown in the U.S. economy, and the volume of new supply entering our markets. We believe some areas, such as Northern California and Puget Sound, have been more affected by the downturn in the local economies. Other markets, such as Chicago and parts of Texas, we believe have seen a significant amount of new supply over the past three years, contributing to weaker operating results.

In our view, the sustained rate at which new supply came in to the markets over the past three years was unusual. We attribute the continued development, in the face of declining industry fundamentals, to the historically low interest rates available to developers. Reported new construction starts have only noticeably started to decline over the past 12 months.

Beginning in 2002, in response to the reduced demand and increased competition, we became more aggressive with our sales training programs and increased our store operating hours. Additionally in 2003, we intensified our store maintenance program. We believe these efforts began to show results in the third quarter of 2003. Although customer inquires continued to be down slightly year over year, we experienced an increase in our closing rate. During the third quarter, our average occupancies stabilized and our average rental rates improved slightly.

During the fourth quarter, customer inquiries continued to be slightly lower compared to the same quarter of the previous year but average rental rates grew by 0.9% and occupancy by 1%. Our performance in the fourth quarter resulted in slightly improved overall results for 2003 when compared to annual results for 2002 (see SEGMENT PERFORMANCE for details).

Since 2002, our operations in Europe have experienced a similar softening in demand due, we believe, to the general economic conditions in Europe. Similar to new storage centers in the U.S., the periods required for new European storage centers to reach stabilization has increased, now ranging from 24 to 48 months.

Some of our European storage centers have also been affected by additional new storage centers that we have developed as we expand to reach targeted economies of scale in various markets. We believe that these effects, which include lower than expected occupancy and rental rates, are temporary. Consumer awareness of the self storage product is dramatically different in Europe as compared to the U.S. In the U.S., where self storage has existed for over 30 years, the product is well known and accepted by the U.S. consumer. Today, there are a reported 35,000 self storage facilities in the U.S. In Europe, however, self storage is still relatively new and general consumer awareness is lower. There are reported to be approximately 650 self storage properties in the European countries where we operate. As consumer awareness and acceptance grows in Europe, we believe that these effects of expansion will begin to decline.

Our European Same Store pool also exhibited some improvement in the fourth quarter of 2003 compared to the fourth quarter of 2002. Occupancy increased to 77.4% from 74.8% and the annual average rental rate increased to $20.50 per square foot from $20.21 per square foot.

As a leader and innovator in the self storage industry, we have actively examined and experimented with new approaches to the business and related products. While we expect to continue with this approach, we have decided to exit several business lines that do not provide sufficient value to our core self storage business. At the end of 2003, we made the decision to close our STG (containerized storage) and Shurgard Preferred Partners business lines. We ceased operations in both of these activities prior to the end of the first quarter of 2004. Although we no longer operate a containerized storage business, we still see the strategic need to help our customers with the transportation of their goods and will actively continue to pursue our role as a coordinator of pack, load, and move services, without providing these services directly. We will also continue to actively operate our rental truck activities.

Acquisition and Development of Real Estate

Historically, we have grown in the U.S. both through development and acquisition, taking advantage of current market conditions to select either alternative. In Europe, most of our growth has been through development of new stores. We have made limited dispositions of properties in the past.

Currently, we believe that low interest rates in the U.S. have contributed to a rise in the price being paid by private investors to acquire existing self-storage facilities in the U.S. In this environment, we have focused on acquisitions we consider unique or strategic in nature. The current environment has also created opportunities to sell some of the assets in our portfolio that no longer meet our long-term strategic goals and we may consider some of these opportunities.

Our development of new storage centers in the U.S. has slowed in recent years as quality opportunities have become more limited. In general, we view the U.S. market as mature, with a strong supply of self storage properties. We believe future development growth opportunities will result primarily from population growth in new markets. We have placed renewed emphasis on performance and opportunities for improvement within our existing portfolio, in some instances through redevelopment of our older stores. A recent dramatic rise in steel prices may further affect our ability to develop or redevelop cost effectively.

In Europe, where we have a significant market leadership position in an emerging industry, we continue to develop new storage centers at a steady pace due to the availability of quality real estate at attractive prices. New European countries are considered from time to time as we feel conditions are appropriate. We believe continued growth in Europe will help solidify our position as market leader and improve our economies of scale in marketing and management.

Company Financial Reporting

We have experienced the following events relating to our financial reporting over the past year:

✓	In May 2003, we restated our historical financial statements for the years ended 2001 and 2002 to reflect the proper accounting for certain interest rate swaps;

✓	In November 2003 (as further described in Item 9), our auditors resigned without completing the interim review of our 2003 third quarter financial statements; as a result we were delayed in filing our third quarter Form 10-Q;

✓	In November 2003, we filed our 2003 third quarter Form 10-Q that failed to meet interim financial statements review requirement because of our auditors’ resignation;

✓	In January 2004, we retained a new audit firm to perform an audit of our 2003 financial statements and a re-audit of our financial statements for 2001 and 2002;

✓	In January 2004, we appointed a new Interim Chief Financial Officer and a new Interim Chief Accounting Officer.

✓	In March 2004, we did not meet the 2003 Form 10-K filing deadline, and announced that our 2003 Form 10-K would include restatements of our 2002 and 2001 annual financial statements; and

✓	In May 2004, our new auditors provided the audit committee with a letter identifying a material weakness in our systems of internal controls (see Item 9A).

The culmination of these events was the completion of the audit for 2003, and re-audits of 2002 and 2001 and the related audited financial statements that are included in this Form 10-K. Although the completed re-audits resulted in restatements of our prior financial statements (as disclosed in the following section of this Overview), the audit process did not result in the discovery of any material new facts or information. In addition, we have taken steps to address the need for additional personnel, improved internal control structure and stronger accounting systems that have been identified during the auditing process.

Implications and Impact of Restatements

We have restated our previously issued financial statements for the years ended December 31, 2002 and 2001, as well as for the quarters ended March 31, June 30 and September 30, 2003 and 2002 and the quarter ended December 31, 2002 for the items described below.

Consolidation of Domestic Joint Ventures

Domestically, we hold interests in 31 properties through 27 joint ventures with a variety of outside investors. Historically, these joint ventures have been included in our financial statements either on a consolidated or an equity basis.

We have determined that certain partially owned U.S. entities historically accounted for using the equity method should have been consolidated since inception of each entity. This restatement affects 26 entities and ventures in which we maintain ownership interests ranging from 50% to 90% and which hold a total of 30 storage centers. Consolidation of these entities has the effect of showing all of the assets and liabilities, revenues and expenses of these entities in our financial statements rather than showing our net investment and net earnings from these operations. At December 31, 2003 and 2002, total consolidated assets for these entities and ventures amounted to $95.6 million and $95.3 million, respectively, and total liabilities amounted to $72.9 million and $65.6 million, respectively. There was no impact on net income for any period as a result of this restatement. We had previously announced our intent to consolidate these joint ventures beginning in the quarter ended March 31, 2004 under FIN 46R. As a result of the restatement, all periods will now be reported on a comparable basis.

Valuation of Deferred Tax Assets

Historically we have incurred tax operating losses in Shurgard Europe, which includes our European operations, and in our U.S. taxable REIT subsidiary (TRS), which includes the operations of Storage To Go. We expect to continue to incur these losses in 2004. We have historically recorded in income the anticipated tax benefit of these loss carry-forwards in current year earnings.

We have determined that there was insufficient historical evidence of future profitability in both Shurgard Europe and the TRS to justify the recording of these tax benefits. These restatements result in the Company recording a full valuation allowance against its deferred tax assets on the balance sheet and eliminating approximately $870,000 ($0.03 per diluted share) and $3.1 million ($0.10 per diluted share) previously recognized as a part of our net income for the years ended December 31, 2002 and 2001, respectively. Notwithstanding the change in accounting treatment, the underlying accumulated tax losses are still available to the Company to be utilized in future years to the extent Shurgard Europe and the TRS are able to generate taxable income.

Tax Retention Operating Lease (TROL)

In 2001, we entered into a financing structure utilizing a tax retention operating lease (TROL) in order to facilitate the development of new storage properties. In June 2003 we purchased all properties remaining in the TROL and fully consolidated the assets and related debt as of June 30, 2003.

We have determined that our historical accounting for the TROL was incorrect. We previously recorded the TROL assets as operating leases, which required us to record in our financial statements a rental payment for the lease of the TROL assets and residual lease guarantee. The proper accounting treatment requires that we carry the TROL properties and related debt on our balance sheet from inception resulting in a restatement in our financial statements beginning in 2001. We are also required to reflect the financing costs related to these properties as interest expense in lieu of the rental payments and depreciate the properties. Because the rental payments in 2001 and 2002 were less than the interest and depreciation expense, net income has been reduced in these periods, by $1.7 million ($0.05 per diluted share) and $6.8 million ($0.19 per diluted share), respectively. There will be no further impact of this change in accounting on future financial statements, other than reduced depreciation expense.

Other restatement items

We also have restated our consolidated financial statements for the effects of the following items:

•	We corrected the accounting for certain accrued liabilities to recognize the expenses in the appropriate periods. These accruals primarily consisted of compensation and related payroll costs, worker’s compensation costs and lease accruals.

•	We corrected for certain items that impacted the computation of depreciation expense and capitalization of overhead and interest.

•	We reversed amortization of amounts that should have been recognized as a gain in connection with the sale of certain storage centers in prior years.

•	We corrected the accounting for advertising costs related to print advertisements in telephone books to recognize the expenses when the related telephone book is first published.

•	We corrected the 2002 calculation of weighted average shares outstanding for both basic and diluted shares. Weighted average basic shares outstanding decreased from 34,836,000 to 34,454,000 and diluted shares outstanding decreased from 35,401,000 to 34,963,000. The impact of this correction resulted in an increase in net income per common share of $0.02 for both basic and diluted earnings per share.

Summary

The aggregate impact of all restatement items including the restatement for preferred stock issuance costs discussed in Note C, resulted in a decrease in net income available to common shareholders compared to previously reported amounts of $10.5 million ($0.28 per diluted share) and $10.5 million ($0.34 per diluted share) for the years ended December 31, 2002 and 2001, respectively.

The effects of the restatement items described above on our net income available to common shareholders and earnings per share are as follows:

	Year Ended December 31, 2002			Year Ended December 31, 2001
		Earnings per share			Earnings per share
		Basic	Diluted		Basic	Diluted
	(In thousands except per share data)
As previously reported	$41,938	$1.20	$1.18	$18,214	$0.59	$0.59
Impact of adjustments for:
Consolidation of domestic joint ventures	—	—	—	—	—	—
Valuation of Deferred tax assets	(870)	(0.03)	(0.03)	(3,132)	(0.10)	(0.10)
Tax Retention Operating Leases	(6,787)	(0.20)	(0.19)	(1,701)	(0.05)	(0.05)
Period end accruals	(474)	(0.01)	(0.01)	(2,172)	(0.07)	(0.07)
Depreciation expense and capitalization of overhead and interest	380	0.01	0.01	(1,557)	(0.05)	(0.05)
Gain on sale of storage centers	(500)	(0.01)	(0.01)	(500)	(0.02)	(0.02)
Advertising costs	(465)	(0.01)	(0.01)	(341)	(0.01)	(0.01)
Weighted average shares outstanding	—	0.02	0.02	—	—	—
Other	142	—	—	(1,122)	(0.04)	(0.04)
EITF Topic D-42 (1)	(1,944)	(0.06)	(0.06)	—	—	—

As restated	$31,420	$0.91	$0.90	$7,689	$0.25	$0.25

(1)	Restated for the application of EITF Topic D-42 (see Note C to our Consolidated Financial Statements).

The following is a comparison of the major changes to the Company’s balance sheet as of December 31, 2002 as a result of the restatements:

	Storage Centers	Other Real estate Investments (1)	Line of Credit	Notes Payable
As restated	$1,500,881	$789	$267,639	$511,312
As previously reported	1,263,155	29,403	113,525	446,837

Difference	$237,726	$(28,614)	$154,114	$64,475

Summary of differences:
Impact of consolidating additional joint ventures	$93,941	$(27,734)	$—	$64,503
Impact of consolidating TROL properties	146,367		154,114
Other changes	(2,582)	(880)	—	(28)

Total	$237,726	$(28,614)	$154,114	$64,475

(1)	The other real estate investments balance as restated is not significant and therefore included in other assets in our Consolidated Balance Sheets.

Most of our cash flow is generated from our self storage properties (see our discussion of same store and new store included in SEGMENT PERFORMANCE). The following chart shows our storage center revenue as a result of the restatement. Increased operating expenses relate primarily to the accrual of certain expenses in the proper periods.

	For The Year Ended December 31,
	2002		2001
	As previously reported	As restated	As previously reported	As restated
Storage center operations revenue (1)	$267,532	$268,221	$241,802	$242,388
Direct and indirect cost, real estate taxes and leasehold expense (1)	(103,930)	(104,464)	(90,371)	(93,044)

NOI after indirect and leasehold expense	$163,602	$163,757	$151,431	$149,344

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.

Item 6—Selected Financial Data, Results of Operations, and Note B to our Consolidated Financial Statements further discuss these restatements and their specific impact on our historical financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Our discussion and analysis of financial condition and operating results is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Income:  Net income was $37.6 million for 2003, a decrease of $10.4 million, or 22% compared to the results for 2002 due to decreased income from storage center operations, as well as an increase in the interest expense on loans related to our development activity. The decline in income from storage center operations is the result of an increase in impairment of long lived assets, and general, administrative and other. The increase from $22.8 million in 2001 to $48.1 million in 2002 is primarily due to an increase in income from storage center operations and a decrease in the amortization of participation rights discount and interest on loans.

Storage Center Operations Revenue:  Storage center operations revenue was $297.0 million for 2003, an increase of $29.2 million, or 11% compared to the results for 2002 as a result of factors discussed under SEGMENT PERFORMANCE.

Other Revenue:  Other revenue increased from $5.0 million in 2002 to $5.3 million in 2003 primarily due to the increased revenue from our tenant insurance referral program. Our insurance referral program generated $1.4 million in 2003 compared to $765,000 in 2002. Other revenue also included $3.2 million in 2003, $3.2 million in 2002 and $2.0 million in 2001 from our containerized storage operations which we began consolidating in June 30, 2001.

Operating Expenses:  Operating expenses, in addition to the expenses identified under SEGMENT PERFORMANCE, include internal acquisition costs and development expenses related to abandoned development efforts of $1.2 million, $1.2 million and $773,000 for 2003, 2002 and 2001, respectively. Direct and indirect operating expenses of $4.0 million, $3.4 million and $2.7 million for our containerized storage operations are also included in operating expenses for 2003, 2002 and 2001, respectively.

Depreciation and Amortization:  Depreciation and amortization was $56.4 million for 2003, compared to $51.3 million for 2002 and $47.2 million for 2001. The increase is due to an increased number of stores included in our consolidated financial statements over the same period of time. Beginning January 1, 2002, we ceased amortization of goodwill (see Note O to our Consolidated Financial Statements).

Impairment Expenses:  We recorded impairment expenses of $12.7 million, $1.6 million, and $2.3 million in 2003, 2002 and 2001, respectively. In 2003, we recorded a $9.9 million impairment expense related to certain real estate assets, of this amount $7.5 million relates to four properties associated with our joint venture CCP/Shurgard (see Note I to our Consolidated Financial Statements). Additionally in 2003 we recognized a $1.1 million impairment expense related to our decision to exit the containerized storage business and a $1.6 million write down of a note receivable. The $2.3 million impairment expense we recorded in 2001 relates primarily to the cost associated with closing the operations of certain warehouses of STG (see note M to our consolidated financial statements).

General, Administrative and Other Expenses:  General and administrative expenses were $18.0 million for 2003, an increase of $8.1 million, or 82% compared to 2002 This increase is primarily attributable to a $5.2 million increase in accounting and professional fees and a $1.1 million increase in compensation expense related to newly created positions. The decrease in general and administrative expense of $1.5 million from 2001 to 2002 is primarily the result of accruing $2.8 million in 2001 related to exit costs associated with the closure of certain warehouses of STG ( see note M to our consolidated financial statements).

Interest Income and Other, Net:  Interest income and other decreased from $6.3 million in 2002 to $4.5 million in 2003. This is primarily attributable to recording a one-time lease termination settlement of $1.8 million in 2002.

Interest Expense:  Interest expense consists of two components: interest on loans and amortization of participation rights discount. Interest expense on the lines of credit and notes payable decreased from 2001 to 2002 and increased from 2002 to 2003 due to variances in the outstanding balances. The increase in 2003 relates primarily to an increase in mortgage notes payable related to the purchase of 74% of Morningstar in June 2002 and to additional senior notes payable of $200 million that were issued in March 2003. Additionally, we capitalized interest related to the construction of domestic storage centers of $2.3 million, $2.3 million and $1.9 million in 2003, 2002 and 2001, respectively. In 2003, we reduced the participation rights liability by $6.9 million, which resulted in a corresponding reduction of interest expense (See Note I to our Consolidated Financial Statements). In 2002, we reduced the participation rights liability associated with CCP/Shurgard by $6.4 million which resulted in decreased amortization for the second half of 2002. Interest expense also included amortization of loan costs of $2.6 million, $2.4 million and $2.9 million in 2003, 2002 and 2001, respectively.

Unrealized Loss on Financial Instruments:  During 2001, we entered into three interest rate swaps to mitigate the risk of interest rate fluctuations related to the Company’s various options at the end of its TROL transaction. Since these transactions do not qualify for hedge accounting treatment under SFAS No. 133, we recorded $2.2 million, $11.0 million and $1.6 million in unrealized loss for these financial instruments for the years ended December 31, 2003, 2002 and 2001, respectively.

Minority Interest:  Minority interest increased from $645,000 in 2001 to $866,000 in 2002 and to $1.2 million in 2003, which relates to the growing operations of our consolidated subsidiaries and the inclusion of the 26% non-controlled interest in Morningstar for the first full year in 2003, as discussed previously.

Income Tax Expense:  Income tax expense consists of a current tax expense on a consolidated Belgian subsidiary, Recom & Co., SNC (Recom), that we started consolidating in June 2003. We have recorded a full valuation allowance against our net deferred tax assets for the years ended December 31, 2003, 2002 and 2001.

UNCONSOLIDATED OPERATIONS

The following table shows losses from unconsolidated real estate investments for the years ended December 31, 2003, 2002 and 2001. All income and loss amounts reflect our pro rata ownership percentage and are reported under Expenses as Equity in Losses from Other Real Estate Investments, net in our Consolidated Statements of Income.

Equity in losses of other real estate investments, net

	For the years ended December 31,
	2003	2002 (as restated)	2001 (as restated)
	(in thousands)
Shurgard Europe	$(3,165)	$(1,166)	$(2,637)
Other real estate investments	66	(43)	(58)
Participating mortgages	—	31	1,500
Containerized storage	—	—	(2,499)

	$(3,099)	$(1,178)	$(3,694)

Shurgard Europe

In 2003, we increased our direct and indirect ownership interest in Shurgard Europe from 7.57% to 85.47% through the following transactions: (i) in April, we completed the purchase of a 10.64% ownership interest for $49.7 million; (ii) in June, we increased our indirect ownership by 42.5% through a purchase of additional ownership interest in Recom (a Belgian entity that holds a 53.8% ownership interest in Shurgard Europe) for a price of $856,000; (iii) in July, we completed the purchases of a 19.86% ownership interest for approximately $101.6 million; (iv) in October, a further transaction increased our direct and indirect ownership through Recom by 4.63% for 395,000 shares of our Class A Common Stock with an approximate value of $14.3 million and the forgiveness of certain promissory notes totaling $1.7 million and; (v) in December, we further increased our ownership in Recom resulting in a 0.25% increase in our ownership of Shurgard Europe by converting $24.9 million of outstanding bonds to equity. We also purchased $153 million of Recom bonds and started consolidating Recom in June 2003. Although we own 85.47% of Shurgard Europe as of December 31, 2003, the results of European operations are not consolidated in our financial statements. Our interest in Shurgard Europe is accounted for under the equity method of accounting because our remaining partner maintains substantive and important approval rights relating to certain significant operating decisions (see OFF BALANCE SHEET TRANSACTIONS). We recorded losses from European operations of $3.2 million, $1.2 million, and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Shurgard Europe’s properties generated $34.0 million in Net Operating Income (NOI) after leasehold expense in 2003 compared to $21.3 million in 2002 and $11.0 million in 2001.

Participating Mortgages

As of December 31, 2001, we had $2.6 million invested in a participating mortgage loan for which we recorded $1.5 million of equity in earnings. We received contingent interest payments from the mortgaged property equal to 50% of both operating cash flow and distributions from the gain on sale of real property, in accordance with the terms of the applicable agreement. We purchased the mortgaged property in February 2002 and the related participating mortgage receivable was repaid. Operating results for the five properties are included in Same Store results for 2003, 2002 and 2001 (see SEGMENT PERFORMANCE).

Containerized Storage

STG, a containerized storage business, is wholly owned by Shurgard TRS, a taxable REIT subsidiary, and is subject to federal income tax. Prior to October 2002, STG operated as Shurgard Storage To Go, Inc., a separate taxable REIT subsidiary. In June 2001, we purchased all of the issued and outstanding shares of STG and converted our outstanding note receivable to equity. As a result of this transaction, we began consolidating STG in our financial statements as of the date of the purchase of the shares. Operating results prior to June 2001 are accounted for under the equity method. The amount in equity in losses of other real estate investments for 2001 includes the first six months of operations prior to consolidation (See Containerized Storage Operations under TAXABLE REIT SUBSIDIARY OPERATIONS). In December 2003, we made the decision that we would exit the containerized storage business and we had ceased to use the warehouses as of the end of the first quarter 2004.

SEGMENT PERFORMANCE

We evaluate performance of our real estate assets in two segments. The first segment, Same Store, represents those storage centers and business parks that are not in the rent-up stage and for which historical information is available. The second segment, New Store, represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. We evaluate all stores on the same basis regardless of ownership interest in the property. We believe net operating income (NOI) is a meaningful disclosure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is defined as Storage center operations revenues less direct operating and real estate tax expense for each of our properties. For a reconciliation of Same Store and New Store NOI to net income see Note V to our Consolidated Financial Statements. The following sections discuss the performance of these segments for domestic properties.

Domestic Same Stores

Our definition of Same Store includes domestic existing stores acquired prior to January 1 of the previous year as well as domestic developed properties that have been operating for a full two years as of January 1 of the current year. Our definition of Same Store results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, so we then include these stores in the previous year’s comparable data. Other storage companies may define Same Store differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at December 31, 2003. The 2002 and 2001 information has been restated (see Note B to our Consolidated Financial Statements).

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy			Average Annual Rent (per sq. ft) (2)
				2003	2002	2001	2003	2002	2001
Same Store since 2003 (3)	34	$157.3	2,127,000	78%	67%	51%	$12.63	$12.61	$12.31
Same Store since 2002	26	122.2	1,659,000	89%	87%	82%	12.85	12.51	11.96
Same Store since 2001 or prior	301	1,075.4	19,600,000	85%	85%	87%	11.71	11.76	11.42

Same Store total	361	$1,354.9	23,386,000	84%	83%	84%	$11.87	$11.88	$11.50

	(In thousands)			(In thousands) NOI
	Revenue			(after leaseholds expenses)
	2003	2002	2001	2003	2002	2001
Same Store since 2003 (3)	$23,092	$20,055	$12,687	$11,605	$9,008	$4,080
Same Store since 2002	20,459	19,356	17,511	13,373	12,571	11,223
Same Store since 2001 or prior	211,587	211,250	209,459	144,795	146,397	146,661

Same Store total	$255,138	$250,661	$239,657	$169,773	$167,976	$161,964

(1)	Total capitalized costs to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)	Table excludes three stores that were disposed of in 2003.

Same Store Results (1)

	For the year ended December 31,
	2003	2002	% Change
		(as restated)
	(dollars in thousands)
Storage center operations revenue	$255,138	$250,661	1.8	%(a)
Operating expense:
Personnel expense	25,172	22,883	10.0	%(b)
Real estate taxes	22,526	23,271	-3.2%
Repairs and maintenance	6,954	5,597	24.2	%(c)
Marketing expense	7,624	8,273	-7.8%
Utilities and phone expense	8,664	8,465	2.4%
Store admin and other expense	11,185	10,995	1.7%

Direct operating and real estate tax expense	82,125	79,484	3.3%

NOI	173,013	171,177	1.1	%(d)
Leasehold expense	3,240	3,201	1.2%

NOI after leasehold expense	169,773	167,976	1.1%
Indirect operating expense (2)	11,829	10,312	14.7	%(e)

NOI after indirect operating and leasehold expense	$157,944	$157,664	0.2%

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(a) During 2003, Same Store revenue increased 1.8% over 2002. In 2002, we started to experience erosion in occupancy and in rental rates that we attributed to general economic conditions and to the rate reductions being offered by competitors. In response to these conditions, we provided additional training to our direct sales team and store management personnel, and we re-aligned our sales center to improve our closing ratios on inquiries made by customers. We believe these initiatives, together with an improvement in the general economic conditions starting in the fourth quarter of 2003, resulted in an increase in our average occupancy without having to further adjust our rates downward. Additionally, increases in retail sales contributed approximately $594,000 in revenue increases from 2002 to 2003, which reflect improvements in the management of our inventory and the portfolio of retail products offered. Also the increases in late fees contributed to approximately $586,000 increase in revenue.

(b) Personnel expenses increased due to Sunday openings and incentive-based wage increases for store employees.

(c) Repair and maintenance costs increased significantly in 2003 over 2002 due to higher than normal snow removal costs experienced by our properties in the northeastern region of the U.S. Additionally, we created a centralized maintenance program that enabled us to accelerate our repair activities for our older U.S. properties.

(d) NOI has risen from 2002 to 2003 primarily due to increases in storage center operations revenue, which is a function of changes in rental rates and occupancy. While the storage business is seasonal, with spring and summer being peak occupancy periods, the year-over-year trends from 2002 to 2003, we believe, are representative of general market changes. Revenue increases from 2002 to 2003 resulted primarily from occupancy increases in stores that became Same Store in 2003 and were offset by a slight decrease in the rental rate.

(e) Indirect operating expenses increased primarily due to increased salaries, new management positions and incentive compensation expenses.

The following table summarizes Same Store operating performance as defined at December 31, 2002. The 2002 and 2001 information has been restated (see Note B to our Consolidated Financial Statements).

Same Store Results (1)

	For the year ended December 31,
	2002 (as restated)	2001 (as restated)	% Change
	(dollars in thousands except average rent)
Storage center operations revenue	$231,921	$228,355	1.6	%(a)
Operating expense:
Personnel expenses	20,779	20,261	2.6%
Real estate taxes	20,257	19,314	4.9%
Repairs and maintenance	5,002	4,737	5.6%
Marketing expense	7,482	7,415	0.9%
Utilities and phone expenses	7,380	7,757	-4.9%
Store admin and other expenses	10,017	8,967	11.7%

Direct operating and real estate tax expense	70,917	68,451	3.6%

NOI	161,004	159,904	0.7	%(b)
Leasehold expense	1,225	1,122	9.2%

NOI after leasehold expense	159,779	158,782
Indirect operating expense (2)	9,340	12,326	-24.2	%(c)

NOI after indirect operating and leasehold expense	$150,439	$146,456	2.7%

Avg. annual rent per sq. ft. (3)	$11.80	$11.44	3.1%
Avg. sq. ft. occupancy	85%	87%
Total net rentable sq. ft.	21,346,000	21,346,000
No. of properties as of December 31, 2002 (4)	330	330

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(4)	Number of Same Store properties are as of December 31, 2002.

(a) During 2002, we experienced a decrease in demand evidenced by a decrease in recorded inquiries at the stores. Occupancies dropped two and a half percentage points from January through April. In order to stop this erosion we began to make rate concessions. Although the average rate for the year increased 3.1%, quarterly trends showed that this increase was the result of a 5.4% increase in the first quarter, followed by a slow erosion of rates from May through December. Despite these rate adjustments, our seasonal occupancy increase that normally occurs over late spring and summer was not as significant as most years and we continued to lag 2001 occupancy levels. In response to decreasing demand and increasing competition, we reviewed our marketing and sales programs to identify areas for potential improvement. During the spring and summer of 2001, we refocused our national sales center, and during 2002, we realigned our direct sales team to achieve lower overhead and retain the highest performing representatives. As a result of this, as well as additional training of store management personnel, abandonment ratios by our sales and customer service representatives dropped significantly during 2002 and closing ratios increased.

(b) NOI rose from 2001 to 2002 due to increases in revenue, which is a function of changes in rental rates and occupancy. While the storage business is seasonal, spring and summer being peak occupancy periods, the year over year trends from 2001 to 2002 reflected general market changes. Revenue increases from 2001 to 2002 resulted from rate increases and were offset by occupancy decreases.

(c) Decreased indirect operating expenses resulted in an increase in NOI after indirect costs of 2.7% for 2002 compared to 2001. Indirect operating expenses decreased for 2002 primarily due to a reduction in corporate marketing initiatives, and the result of economies of scale achieved by spreading certain fixed costs over a greater number of stores, and the fact that more indirect expenses were allocated to New Stores.

Domestic New Store

Our definition of New Store, as shown in the table below, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. The following table summarizes New Store operating performance as defined at December 31, 2003. The 2002 and 2001 information has been restated (see Note B to our Consolidated Financial Statements).

New Store Results (1)

	Acquisitions Year Ended December 31,		Developments Year Ended December 31,		Total New Stores Year Ended December 31,
	2003	2002 (as restated)	2003	2002 (as restated)	2003	2002 (as restated)
	(dollars in thousands except average rent)
Storage center operations revenue	$28,192	$10,898	$12,778	$4,896	$40,970	$15,794
Operating expense:
Personnel expenses	3,468	1,523	2,742	1,304	6,210	2,827
Real estate taxes	2,669	917	2,739	1,281	5,408	2,198
Repairs and maintenance	1,398	534	599	180	1,997	714
Marketing expense	1,170	504	1,308	603	2,478	1,107
Utilities and phone expenses	1,265	550	1,003	462	2,268	1,012
Store admin and other expenses	1,199	501	1,050	601	2,249	1,102

Direct operating and real estate tax expense	11,169	4,529	9,441	4,431	20,610	8,960

NOI	17,023	6,369	3,337	465	20,360	6,834
Leasehold expense	1	—	444	26	445	26

NOI after leasehold expense	17,022	6,369	2,893	439	19,915	6,808
Indirect operating expense (2)	2,486	1,156	1,081	529	3,567	1,685

NOI after indirect operating and leasehold expense	$14,536	$5,213	$1,812	$(90)	$16,348	$5,123

Avg. sq. ft. occupancy	75%	69%	56%	38%	69%	58%
No. of properties	68	48	40	26	108	74

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

The following table summarizes New Store operating performance as defined at December 31, 2002. The 2002 and 2001 information has been restated (see Note B to our Consolidated Financial Statements).

New Store Results (1)

	Acquisitions Year Ended December 31,		Developments Year Ended December 31,		Total New Stores Year Ended December 31,
	2002 (as restated)	2001 (as restated)	2002 (as restated)	2001 (as restated)	2002 (as restated)	2001 (as restated)
	(dollars in thousands except average rent)
Storage center operations revenue	$16,026	$1,848	$20,072	$11,422	$36,098	$13,270
Operating expense:
Personnel expenses	2,063	194	3,086	1,887	5,149	2,081
Real estate taxes	1,585	188	3,796	2,227	5,381	2,415
Repairs and maintenance	676	40	670	440	1,346	480
Marketing expense	725	67	1,252	705	1,977	772
Utilities and phone expenses	735	66	1,437	1,054	2,172	1,120
Store admin and other expenses	743	105	1,430	818	2,173	923

Direct operating and real estate tax expense	6,527	660	11,671	7,131	18,198	7,791

NOI	9,499	1,188	8,401	4,291	17,900	5,479
Leasehold expense	1,140	920	862	840	2,002	1,760

NOI after leasehold expense	8,359	268	7,539	3,451	15,898	3,719
Indirect operating expense (2)	1,369	102	1,288	1,115	2,657	1,217

NOI after indirect operating and leasehold expense	$6,990	$166	$6,251	$2,336	$13,241	$2,502

Avg. sq. ft. occupancy	70%	68%	54%	45%	61%	47%
No. of properties	56	8	53	39	109	47

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

Acquisitions

We continue to seek acquisition opportunities for high quality storage centers that meet our investment standards. We typically target our acquisitions to generate an unleveraged annual yield of 9% to 11% once they have reached stabilization. We have limited our efforts to pursue only those storage centers that enhance our existing network of stores or allow us to establish significant market presence in new markets (i.e. establish greater market presence or expand an established market to create greater economies of scale). The operating results of our acquisitions are discussed below.

We can give no assurance that the yield projections noted above regarding the acquisitions will occur. Actual occupancy levels, rates and revenue could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our storage centers or general economic conditions impact demand for our product. Actual yields may also be lower if major expenses such as real estate taxes, labor and marketing, among others, increase more than projected. See Risk Factors in Item 1 Business of the Annual Report on Form 10-K.

The following table summarizes our acquisition activity from 2001 to 2003:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy			Average Annual Rent (per sq. ft) (2)
				2003	2002	2001	2003	2002	2001
Acquisitions in 2003	20	$99.0	1,449,000	79%	—	—	$11.60	$—	$—
Acquisitions in 2002	48	129.5	3,626,000	74%	69%	—	7.34	6.62	—
Acquisitions in 2001	8	34.2	561,000	79%	72%	68%	11.89	11.72	11.34

	(In thousands) Revenue			(In thousands) NOI (after leasehold expenses)
	2003	2002	2001	2003	2002	2001
Acquisitions in 2003	$6,731	$—	$—	$3,934	$—	$—
Acquisitions in 2002	21,461	10,898	—	13,088	6,369	—
Acquisitions in 2001	5,726	5,128	1,848	2,529	1,990	268

(1)	Total capitalized costs to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

During 2003, we purchased 20 storage centers. On June 30, 2003, we purchased 19 storage centers from the owners of Minnesota Mini Storage for 3,050,000 shares of our Common Stock (see Note E to our Consolidated Financial Statements), the equivalent of $89.5 million. These 19 stores had occupancy of 77% at December 31, 2003 and the fourth quarter yield was 8.8% (calculated as the fourth quarter 2003 NOI annualized divided by the purchase price). One additional storage center was purchased from a California developer on December 31, 2003 for $6.3 million, and had occupancy of 87% at December 31, 2003.

During 2002, we purchased eight individual storage centers totaling 481,000 net rentable square feet for a purchase price of $27.1 million. These properties are in the following locations: three in Indiana, one in Maryland, one in California, one in Illinois and two in Florida. The average occupancy of these stores was 61% as of December 31, 2003, which is below our projected stabilized occupancy as five of these stores are still in rent-up. We expect these stores to reach stabilization within the next ten to twenty-four months. The fourth quarter 2003 yield on these eight storage centers is 6.2% (calculated as fourth quarter 2003 NOI annualized divided by the purchase price).

On June 26, 2002, we purchased for $62.1 million a 74% interest in Morningstar Storage Centers, LLC (Morningstar) which owns and operates 40 storage centers in North Carolina and South Carolina that consist of 3,145,000 net rentable square feet. We also entered into an agreement with certain members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. (See Note E to our Consolidated Financial Statements). Occupancy for these 40 stores is 76%. Under this agreement we receive distribution in excess of our ownership interest in the first three years. From July 1, 2003 to June 30, 2004, we receive 87% of available cash flows (as defined in the purchase agreement). Beginning July 1, 2004, we will receive 75% of available cash flows. The Company’s fourth quarter 2003 yield on our investment is 9% (calculated as the cash flow we received from distributions divided by the purchase price of the investment).

During 2001, we purchased eight storage centers totaling 561,000 net rentable square feet for $31.8 million. Four of these properties are located in California, three are in Michigan and one is in Illinois. The fourth quarter

2003 yield on these eight storage centers was approximately 9.0% (calculated as fourth quarter 2003 NOI after leasehold expense divided by the purchase price).

Developments

Our investment strategy includes development of new storage centers in markets in which we currently operate where we have identified underserved markets with high barriers to entry.

The following table summarizes our domestic development activity from 2001 to 2003.

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy			Average Annual Rent (per sq. ft) (2)
				2003	2002	2001	2003	2002	2001
Developments in 2003	14	$64.8	842,000	29%	—	—	$7.91	$—	$—
Developments in 2002	14	77.1	870,000	54%	25%	—	10.59	8.06	—
Developments in 2001	12	55.8	746,000	72%	45%	20%	10.27	9.80	8.83

Development total	40	$197.7	2,458,000	56%	38%	20%	$10.17	$9.37	$8.83

	(In thousands) Revenue			(In thousands) NOI (after leasehold expenses)
	2003	2002	2001	2003	2002	2001
Developments in 2003	$1,106	$—	$—	$(948)	$—	$—
Developments in 2002	5,600	1,136	—	1,077	(521)	—
Developments in 2001	6,072	3,760	529	2,764	960	(300)

Development total	$12,778	$4,896	$529	$2,893	$439	$(300)

(1)	Total capitalized costs to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the store has not been opened a full year.

We typically target yields for developments at 11% to 12% once we achieve stable occupancy. Targeted yield is calculated as projected annualized NOI divided by the total invested cost. We normally project new storage properties to rent-up at occupancy rates of between 3% and 4% per month. In order to maintain this pace of lease-up over the past three years we have needed to offer reduced rates to attract new customers. As a result, on the developments of the past three years our stores have been renting with occupancy growth at 3.6% per month. We can give no assurance that the projections noted above regarding the development projects will occur. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, are more than projected or if we are unable to obtain the projected rental rates for the project. See Risk Factors in Item 1 Business of the Annual Report on Form 10-K.

During 2003, we opened fourteen new storage centers. These storage centers are still in the early stages of rent-up. The first of these storage centers was opened in March; the next three opened in the second quarter; seven were opened in the third quarter and the remaining three opened in the fourth quarter. The 2003 developments were open an average 5 months of operations. These stores had an occupancy rate of 35% at December 31, 2003 and at this stage are performing according to projections.

During 2002, we opened fourteen domestic storage centers. These 2002 developments as a group generated $1.1 million (after leasehold expenses) in NOI in 2003, have been open an average of 18 months and had an average occupancy of about 63% at year end 2003. This represents a rent-up which is somewhat below projections. This is attributable primarily to two storage centers that have been particularly slow to rent up that had occupancies at December 31, 2003 of 40% and 42%.

During 2001, we opened 12 domestic storage centers. The 2001 developments together generated $2.8 million in NOI (after leasehold expenses) in 2003. For the month of December 2003, these developments had NOI of $297,000 and averaged 78% occupancy after an average of 28 months of operations.

These 2001 developments as a group were under 2003 anticipated revenues by 5%, which is entirely attributable to one storage center that has been slow to rent up and had occupancy at December 31, 2003 of 42%. Excluding that storage center from the analysis, the remaining 2001 developments in this group were 3.0% over 2003 anticipated revenues, and as of December 31, 2003 had an occupancy of 80% and a yield of 7.3% (calculated as fourth quarter 2003 NOI annualized divided by the purchase price). Expenses were higher than initially projected in most of these storage centers primarily due to increased personnel expenses associated with Sunday openings.

Developments under construction

In addition to the operating properties discussed in Segment Performance, we have nine properties under construction or pending construction. The following table summarizes the properties under construction as of December 31, 2003.

	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of December 31, 2003
	(dollars in thousands)
Developments Under Construction:
Construction in progress	7	$42,129	$28,797
Land purchased pending construction	2	11,692	4,006

Total	9	$53,821	$32,803

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

Included in construction in progress at December 31, 2003 is $1.6 million in costs related to ongoing capital improvement projects and $4.4 million in development costs incurred on projects prior to commencement of construction.

OWNERSHIP AND LEASING ARRANGEMENTS

We have various ownership and leasing arrangements with respect to properties included in our Same Store and New Store portfolios. The table below includes information as of and for the year ended December 31, 2003 that identifies the proportion of Same Store and New Store results attributable to each of these various arrangements. The following tables include 100% of the cost, operating results and other information presented regardless of our percentage ownership interest in that property. Each of the categories presented is discussed in greater detail in sections following the table and are reconciled in Note V to our Consolidated Financial Statements.

Same Store

	No. of Properties	Net Rentable Square Feet	Gross Book Value	Revenue	NOI	Lease Expense
	(in thousands except for number of properties)
Wholly owned or leased (1)	301	19,608	$1,092,459	$214,276	$146,965	$2,478
Development financing joint venture (2)	21	1,343	98,861	14,588	8,373	633
Consolidated joint ventures (3)	39	2,435	163,617	26,274	17,675	129

Total Same Store	361	23,386	$1,354,937	$255,138	$173,013	$3,240

New Store
Wholly owned or leased (1)	54	3,516	$261,864	$19,126	$7,478	$349
Consolidated joint ventures (4)	54	4,017	164,377	21,844	12,882	96

Total New Store	108	7,533	$426,241	$40,970	$20,360	$445

(1)	Includes owned and leased properties in which we have a 100% interest. One New Store is operated through a leasing arrangement with a California developer.
(2)	Includes properties developed by CCP/Shurgard Venture, LLC, that are included in our Consolidated Financial Statements. There were mortgage notes payable of $66.3 million on these properties as of December 31, 2003.
(3)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. There were mortgage notes payable of $75.4 million on these properties as of December 31, 2003. Our average pro-rata share in these stores is approximately 85%.
(4)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. There were mortgage notes payable of $66.3 million on these properties as of December 31, 2003. Our average pro-rata share in these stores is approximately 69%.

Wholly Owned or Leased

The majority of our storage centers are owned directly or through wholly owned subsidiaries. Additionally, as of December 31, 2003, we operated 14 properties that are subject to land or building leases requiring non-contingent rent payments.

Development Financing Joint Ventures

In order to expand our development capacity and broaden our access to capital, we have pursued alternative financing options. In connection with this initiative, we formed a joint venture, CCP/Shurgard Venture, LLC (CCP/Shurgard), in December 2000 with an affiliate of JP Morgan Partners. Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, on completion, contributed those storage centers to the joint venture. At the time of contribution, we were reimbursed to the extent that our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). Our partner has the right to cause the joint venture to put those storage centers to us. The purchase price for the put is calculated as the greater of (a) that amount necessary to provide a specified return on the partners’ contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25%. Should we choose not to purchase the properties in connection with the put option and the properties are sold in the open market, our partners have a priority right to proceeds on liquidation up to their 12% return. We have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. Additionally, we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our partner’s share of the estimated purchase price. The discount is amortized over the estimated term of the related agreement as a component of interest expense. As of December 31, 2003, 21 storage centers are owned by the joint venture and are subject to $66.3 million in mortgage debt. We periodically re-evaluate our estimate of the option price, the projected timing of our joint venture partner’s exercise of their put option and the related expected cash flows. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreement.

In September 2003, CCPRE-Storage, LLC exercised its right to have the joint venture put to us five properties. In March 2004 we gave notice of our intention to acquire one of the properties subject to the put for $4.4 million and declined to purchase the remaining four properties at the put price. The properties that we did not agree to purchase under the put may be sold on the open market at the discretion of our joint venture partner. The decision not to purchase these four properties resulted in a $6.9 million reduction of our net participation rights liability at December 31, 2003, representing the accrued participation liability recorded for these properties through September 30, 2003, and a corresponding increase in interest income and other, net was recorded in amortization of participation rights discounts. An impairment loss of $7.5 million was recorded at December 31, 2003 to reflect the anticipated value to be recovered by us upon disposition of the related properties in 2004.

The following is a summary of the estimated participation rights liability balances for the years ended December 31, 2003 and 2002:

	Year ended December 31,
	2003	2002
	(in thousands)
Gross participation rights	$44,676	$49,842
Participation rights discount	(4,053)	(2,370)

Participation rights liability, net of discount	$40,623	$47,472

Consolidated Joint Ventures

We develop and operate properties with various partners through joint ventures in which we have ownership interests ranging from 38% to 93%. The 93 properties that are held by joint ventures that we consolidate are part of the following partnership arrangements:

We operate eleven properties through Tennessee joint ventures and nineteen properties through Florida joint ventures, in which our ownership ranges from 50% to 90%. Those joint ventures are managed by two separate groups with whom we have established affiliation relationships to develop and manage jointly-owned storage centers. Under the joint venture agreements, all major decisions require unanimous consent of both parties. However, we have the ability to exercise unilateral control without incurring significant costs and therefore we consider that we have effective control over those joint ventures (see Note C to our Consolidated Financial Statements).

Upon purchase of the remaining properties that were under our TROL, see discussion below, we contributed ten properties to various joint ventures. Our ownership interests in these entities range from 51% to 80% and we retain control over all major decisions in these entities.

In 2002, we purchased a 74% interest in Morningstar, which owns 40 storage centers in North and South Carolina. This acquisition closed on June 26, 2002, and the operating results of these storage centers are included in our consolidated financial statements commencing on that date. We have entered into an agreement with Morningstar members to form one or more joint ventures for the purpose of developing and operating self storage properties in North and South Carolina. As of December 31, 2003, we had one property operating under this joint venture. The properties owned by the entity and the properties to be developed in the joint ventures are managed by the members of Morningstar through an affiliated entity using the Shurgard brand, management systems and standards. At the time of the purchase of Morningstar, we entered into a management services agreement with Morningstar Property Management, LLC who manages all of our properties in North Carolina and South Carolina for a property management fee equal to the greater of $1,000 per property per month or 4.25% of the gross revenues of each property per month.

We operate six storage centers owned through a joint venture with a California developer. Under our agreement with this developer, the California developer purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers are purchased by a joint venture that is consolidated in our financial statements. Prior to such purchase, we have no ownership interest in the properties and accordingly, they are not included in any discussions of our operating results. At December 31, 2003, we had guaranteed $14.0 million in outstanding debt for three properties related to this agreement. In addition, in 2003 we entered into a loan agreement with this developer collateralized by one property under construction. As of December 31, 2003, $1.7 million had been drawn on this note, which is included in other assets on the Consolidated Balance Sheet, and $4.5 million remained available for additional draw to finance the construction of the property.

Additionally, we consolidate our partnership with institutional investors that own seven storage centers and one joint venture that owns one storage center. Our ownership in these joint ventures are 93% and 79%, respectively.

Tax Retention Operating Lease

In 2001, we executed an agreement with a third party, Storage Center Trust (SCT) to enter into up to $250 million of tax retention operating leases (collectively referred to as the TROL). SCT was a trust that took title to development properties identified by us, constructed them to our specifications and then leased them to us. Under the agreements, we functioned as construction agent and tenant. We had the option to acquire the properties at or before the end of the lease. If we did not acquire the properties at the end of the lease, they could be sold to a third party or the lease could be extended by mutual agreement. Prior to purchase, we had no ownership interest in these properties. In 2002, there were 36 properties in the TROL, including 21 operating properties. In 2003, no new properties were added to the TROL. As of June 2003, the Company had exercised its right to purchase all the TROL properties. We initially accounted for these properties as operating leases, and the related properties and debt were not included in our Consolidated Balance Sheets. We have concluded that this treatment was not proper, and that we should have recorded both the TROL properties and related debt since inception. The financial statements for 2001 and 2002 have been restated accordingly (see Note B to the Consolidated Financial Statements).

European Operations

European Business Summary

European operations are conducted in Belgium, Sweden, France, the Netherlands, the United Kingdom, Denmark and Germany through Shurgard Self Storage, SCA (Shurgard Europe).

In 2003, in a series of transactions we increased our direct and indirect ownership interest in Shurgard Europe from 7.57% to 85.47%. Our interest in Shurgard Europe is accounted for under the equity method of accounting, because our remaining partner maintains substantive and important approval rights relating to certain significant operating decisions. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

Shurgard Europe, which has tested the self storage product on European consumers since 1995, is now the largest owner and operator of self-storage facilities in Europe. European consumers tend to live in more crowded population densities and smaller living spaces than U.S. consumers which makes self storage an attractive option. The self storage industry is not well established in much of Europe, and we believe this presents Shurgard Europe with a significant growth opportunity for the foreseeable future. Although we are seeing other industry players entering the European markets, we believe that the supply being added to the market still leaves significant opportunity when compared to the overall size of the market. Shurgard Europe and its subsidiaries have established expansion plans that focus now in five regional markets: the Benelux region (which includes Belgium and the Netherlands), France, Scandinavia (including Sweden and Denmark), the UK, and more recently Germany.

In order to take advantage of these market opportunities, Shurgard Europe continues to expand in those countries. Although revenue is growing as the increasing portfolio of stores are continuing to rent-up, we anticipate this expansion will continue to produce losses for the next two to three years as financing costs, start up losses from the additional stores and overhead cost necessary to carry out the expansion plans will continue to exceed operating income. As further new development activity is currently being carried out through a joint venture agreement, as described below, these losses should be offset by the revenue growth from Shurgard Europe’s own portfolio. In January 2003, Shurgard Europe entered into an agreement with Crescent to create a new joint venture entity, First Shurgard, to develop approximately 38 storage facilities in Western Europe. Shurgard Europe has a 20% interest in this venture.

As part of the First Shurgard joint venture agreement, Shurgard Europe receives development fees equal to 7% of the cost of newly developed storage centers, together with reimbursement of certain out-of-pocket costs of €150,000 per storage center and certain financing fees. In addition, First Shurgard and Shurgard Europe have entered into a 20-year management agreement under which Shurgard Europe receives management fees equal to 7% of revenues, but not less than €50,000 per year for each storage center in operation for the first two years. The First Shurgard joint venture arrangement also provides that, in addition to its initial 20% ownership interest, Shurgard Europe will receive an additional 20% of First Shurgard’s terminal value in 2008 providing that each of Shurgard Europe and Crescent has received an internal rate of return of 12% on its equity investment. First Shurgard will own the developed storage centers property. Although Shurgard Europe has no obligation to purchase the properties, if the properties are put up for sale, it has a right of first offer.

	Shurgard Europe			First Shurgard
	Number of Open Properties	Total Net Rentable Sq. Ft. (1)	Estimated Total Cost (2)	Number of Open Properties	Total Net Rentable Sq. Ft. (1)	Estimated Total Cost (2)
	(dollars in millions)
Country:
Belgium	18	1,052,000	$80.5	—	—	$—
France	24	1,294,000	139.0	6	318,000	36.3
Netherlands	23	1,247,000	127.1	6	301,000	36.9
Sweden	20	1,143,000	113.9	2	94,000	12.1
Denmark	4	215,000	27.5	1	51,000	7.7
Germany	—	—	—	5	268,000	34.8
United Kingdom	12	635,000	118.6	1	53,000	11.1

	101	5,586,000	$606.6	21	1,085,000	$138.9

(1)	Total net rentable square feet when all phases are complete.
(2)	The actual completed cost of these projects are reported in U.S. dollars translated at the December 31, 2003 exchange rate of $1.26 to the Euro.

European Same Store Operations

The definition for European Same Store includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined for the period ended December 31, 2003 and 2002.

Year ended December 31, 2003 annual comparison for European Same Store (1)

	Number of Properties	2003 Average Occupancy	Percent change compared to prior year
			Revenue	NOI	Occupancy	Rate
Belgium	14	77.3%	1.2%	-4.0%	-0.9%	4.5%
France	11	78.5%	14.2%	21.8%	6.1%	6.5%
United Kingdom	5	74.7%	7.0%	11.7%	7.3%	0.2%
Netherlands	6	75.4%	10.7%	12.9%	5.2%	4.7%
Sweden (a)	11	70.9%	-0.8%	-5.8%	1.4%	-3.0%

Europe Totals	47	75.5%	5.8%	5.7%	2.7%	3.3%

	Year ended December 31,
	2003	2002	% Change
	(in thousands except average rent)
Storage center operations revenue	$42,930	$40,560	5.8	%(b)
Operating expense:
Personnel expenses	5,435	4,832	12.5%
Real estate taxes	1,714	1,830	-6.3%
Repairs and maintenance	1,447	1,287	12.4%
Marketing expense	2,309	2,150	7.4%
Utilities and phone expenses	1,436	1,347	6.6%
Store admin and other expenses	2,239	2,291	-2.3%

Direct operating and real estate tax expense	14,580	13,737	6.1%

NOI	28,350	26,823	5.7	%(c)
Leasehold expense	1,167	1,062	9.9%
Indirect operating expense (2)	5,328	5,480	-2.8	%(d)

NOI after indirect operating and leasehold expense	$21,855	$20,281	7.8%

Avg. annual rent per sq. ft. (3)	$19.28	$18.66	3.3%
Avg. sq. ft. occupancy	75.5%	73.5%	2.7%
Total net rentable sq. ft.	2,736,000	2,736,000
No. of properties	47	47

(1)	Amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2003 for the 2003 to 2002 comparison.
(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(a) We attributed the drop in performance in Sweden to the drop in the general Swedish economy impacting demand, the opening of several of our new stores in the Stockholm market temporarily diluting demand at our older stores and underperformance of our management team in the early part of 2003. We believe the actions, we have taken to address these issues, including a focus on training store personnel and increased local marketing activities are starting to generate positive results. For the first time, in the fourth quarter of 2003, quarterly revenue was 0.8% higher when compared to the fourth quarter of 2002. Occupancy in our Swedish stores was at 74.0% for the fourth quarter of 2003, compared to 70.0% in the fourth quarter of 2002.

(b) Revenue growth in U.S. dollars, when translated at the applicable average period rates, increased by 24.9% due to a significant change in currency exchange rates in 2003 compared to 2002.

(c) The December 2003 yield for these stores was 12.6% (calculated as annualized December 2003 NOI after lease payments divided by the property cost). This Same Store pool includes properties located in all of the markets in which we operate with exception of Denmark and Germany.

(d) The decrease in indirect operating expense allocated to Same Store is primarily the result of spreading certain fixed costs over more stores as the European market expands.

The following table summarizes Same Store operating performance as defined for the period ended December 31, 2002 and 2001.

	Year ended December 31,
	2002	2001	% Change (1)
	(in thousands except average rent)
Storage center operations revenue	$21,897	$18,924	15.7	%(a)
Operating expense:
Personnel expenses	2,454	2,171	13.0%
Real estate taxes	876	1,016	-13.8%
Repairs and maintenance	622	614	1.3%
Marketing expense	715	943	-24.2%
Utilities and phone expenses	673	699	-3.7%
Store admin and other expenses	1,124	1,209	-7.0%

Direct operating and real estate tax expense	6,464	6,652	-2.8%

NOI	15,433	12,272	25.8%
Leasehold expense	833	752	10.8%
Indirect operating expense (2)	2,600	3,018	-13.9	%(b)

NOI after indirect operating and leasehold expense	$12,000	$8,502	41.1%

Avg. annual rent per sq. ft. (3)	$15.66	$14.57	7.5%
Avg. sq. ft. occupancy	80.7%	75.5%	6.9%
Total net rentable sq. ft.	1,612,000	1,612,000
No. of properties	28	28

(1)	Amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2002 for the 2002 to 2001 comparison.
(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(a) Revenue increased 15.7% from 2001 to 2002 when translated at constant exchange rates primarily as a result of increases in rates and occupancy. Revenue growth in U.S. dollars, when translated at the applicable average period rates increased by 22.9% due to a change in currency exchange rates from the fourth quarter of 2001 to the same period in 2002. The December 2002 yield for these stores was 12.7% (calculated as December 2002 NOI annualized divided by the development cost of the store).

(b) Decreases in indirect operating expense are the result of spreading certain fixed costs over more stores as our European network expands.

European Development

The following table summarizes performance of European developments opened through 2002 by country during the past three years:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				2003	2002	2003	2002
Opened in 2002
Belgium	2	$7.1	101,000	33.7%	11.7%	$11.00	$10.05
France	7	42.9	376,000	35.0%	10.2%	18.57	17.46
United Kingdom	3	33.0	163,000	27.2%	3.7%	38.15	31.74
Netherlands	7	40.8	368,000	29.7%	5.1%	17.12	12.88
Sweden	3	19.0	151,000	40.8%	12.5%	16.28	15.49
Denmark	2	14.4	106,000	25.1%	2.1%	18.73	9.13

Total opened in 2002	24	$157.2	1,265,000	32.2%	7.6%	$19.35	$15.79

Opened in 2001
Belgium	1	$3.7	51,000	53.5%	25.8%	$13.38	$12.32
France	5	32.8	280,000	65.2%	40.5%	19.76	19.99
United Kingdom	2	20.4	102,000	56.2%	47.1%	37.31	34.94
Netherlands	9	48.5	484,000	54.2%	32.3%	16.24	15.51
Sweden	6	32.8	315,000	55.6%	28.3%	15.81	16.43
Denmark	2	13.1	110,000	63.1%	42.0%	18.84	18.05

Total opened in 2001	25	$151.3	1,342,000	57.7%	34.7%	$18.66	$18.94

Same store:
Opened in 2000
Belgium	3	$14.6	186,000	66.1%	63.5%	$13.32	$11.79
France	7	40.5	407,000	74.6%	67.6%	21.82	19.90
United Kingdom	2	19.1	95,000	71.6%	69.8%	33.23	34.17
Netherlands	5	24.7	284,000	74.7%	69.8%	19.27	17.95
Sweden	2	11.8	123,000	55.1%	43.8%	13.82	14.38

Total opened in 2000	19	$110.7	1,095,000	70.7%	65.0%	$20.07	$18.92

Opened in 1999 and before
Belgium	11	$51.6	669,000	80.4%	82.1%	$14.27	$13.57
France	4	15.4	178,000	87.5%	88.7%	27.36	25.55
United Kingdom	3	24.6	179,000	76.3%	69.5%	25.36	25.86
Netherlands	1	7.8	61,000	78.5%	80.5%	20.07	19.37
Sweden	9	50.2	554,000	74.5%	75.8%	19.55	20.13

Total opened before 2000	28	$149.6	1,641,000	78.7%	79.3%	$18.92	$18.54

Same Store Total	47	$260.3	2,736,000	75.5%	73.5%	$19.28	$18.66

	(In thousands) Revenue (2)		(In thousands) Expense (2) (Direct expenses only)		(In thousands) NOI (2) (after leasehold expenses)
	2003	2002	2003	2002	2003	2002
Opened in 2002
Belgium	$396	$106	$527	$340	$(131)	$(235)
France	3,279	747	3,170	1,476	109	(729)
United Kingdom	1,910	91	1,371	266	333	(247)
Netherlands	2,035	131	2,114	659	(79)	(528)
Sweden	1,102	210	892	593	173	(383)
Denmark	534	4	702	237	(168)	(233)

	$9,256	$1,289	$8,776	$3,571	$237	$(2,355)

Opened in 2001
Belgium	$392	$181	$261	$231	$131	$(50)
France	3,278	2,255	1,541	1,504	1,737	751
United Kingdom	2,348	1,783	958	855	1,390	928
Netherlands	4,494	2,695	2,528	2,573	1,861	24
Sweden	3,023	1,591	1,708	1,748	1,278	(194)
Denmark	1,365	892	785	790	580	102

	$14,900	$9,397	$7,781	$7,701	$6,977	$1,561

Same store:
Opened in 2000
Belgium	$1,982	$1,773	$737	$759	$1,245	$1,014
France	7,067	5,872	2,607	2,535	4,460	3,337
United Kingdom	2,458	2,370	838	841	1,620	1,529
Netherlands	4,325	3,823	1,444	1,349	2,820	2,411
Sweden	1,055	833	632	632	423	201

	$16,887	$14,671	$6,258	$6,116	$10,568	$8,492

Opened in 1999 and before
Belgium	$8,038	$8,140	$2,614	$2,202	$5,424	$5,938
France	4,554	4,318	1,457	1,361	2,461	2,368
United Kingdom	3,744	3,427	1,225	1,244	2,519	2,183
Netherlands	1,068	1,060	224	222	844	838
Sweden	8,639	8,944	2,802	2,592	5,367	5,942

	$26,043	$25,889	$8,322	$7,621	$16,615	$17,269

Same Store Total	$42,930	$40,560	$14,580	$13,737	$27,183	$25,761

(1)	The actual completed cost of these projects are reported in U.S. dollars translated at the December 31, 2003 exchange rate of $1.26 to the Euro. Operating results (see note (2) below) are reported at the average exchange rate for the year 2003 which was $1.13 to the Euro. As these exchange rates are different we believe it does not allow for an accurate measure of property investment yield. However, we believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield.
(2)	The amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2003.

The 24 storage centers that Shurgard Europe opened in 2002 had an average occupancy at the end of December 2003 of 46.7% after an average of 15 months of operations. These storage centers generated $0.9 million and $0.2 million of NOI for the three months and twelve months ended December 31, 2003, respectively.

The 25 storage centers opened in 2001 had an average occupancy at the end of December 2003 of 64.9% after an average of 27 months of operations. These 2001 storage centers generated $2.4 million and $7.0 million of NOI for the three months and twelve months ended December 31, 2003, respectively.

The 26 storage centers opened by Shurgard Europe and First Shurgard in 2003 had an estimated total cost of $176.4 million and will have approximately 1.3 million net rentable square feet when all phases are complete. Since these stores mainly opened in the latter part of the year, they had very little effect on NOI for the year ended December 31, 2003.

The following table summarizes European development projects in progress at December 31, 2003.

	Shurgard Europe			First Shurgard
	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of December 31, 2003	Number of Projects	Estimated Completed Cost of Projects	Total Cost to Date as of December 31, 2003
	(dollars in millions)
Construction in Progress
France	—	$—	$—	2	$12.5	$5.8
Denmark	—	—	—	1	7.7	3.0
United Kingdom	1	9.9	4.6	—	—	—

	1	$9.9	$4.6	3	$20.2	$8.8

(1)	The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See Item 1 Business—Risk Factors)

European Consolidated Statement of Income

(See separate Consolidated Financial Statements of Shurgard Europe included in Item 8 Financial Statements and Supplementary Data)

Shurgard Europe’s financial statements have been restated from previously reported financial statements for the years ended December 31, 2002 and 2001 to eliminate the recognition of deferred tax assets. Based on the fact that Shurgard Europe has not demonstrated a history of taxable income in any jurisdiction since inception, we have concluded that it is not appropriate to recognize the potential future benefit of these deferred tax assets until such time as it becomes more likely than not, based on objective evidence the related net operating losses will be utilized (see Note B to our Consolidated Financial Statements).

Net Loss:  The net loss of Shurgard Europe was $29.9 million in 2003, $29.8 million in 2002 and $29.6 million in 2001.

The increase in both revenue and expenses was influenced by the exchange rate in between the Euro and the U.S. dollar which averaged $1.13 per Euro in 2003 compared to $0.95 per Euro in 2002 and $0.90 per Euro in 2001. Revenues and total expenses increased $35.2 million and $31.4 million, respectively, from 2002 to 2003, at each period’s average rate. At a constant rate, using the 2003 average rate, total increase in revenues and total expenses would be $26.9 million and $21.5 million, respectively, from 2002 to 2003.

Storage Centers Operations Revenue:  Storage centers operations revenue increased to $67.3 million in 2003 from $43.5 million in 2002 and $26.5 million in 2001 as a result of the increasing portfolio of stores in Europe, the performance of which is discussed more fully above under European Business Summary.

Other Revenue:  Other revenue of $11.4 million in 2003 is comprised of development, management and other initial financing fees invoiced to First Shurgard, less our share of losses in the joint venture of $1.1 million.

Operating Expenses:  The increase in operating expenses to $54.4 million in 2003 from $32.2 million in 2002 and $24.3 million in 2001 is attributed to (i) an increase in total store direct and indirect expense on the increasing store portfolio and (ii) an increase in real estate development operations costs of $6.8 million in 2003 compared 2002. The development costs increase reflects not only the expensing in 2003 of the cost of development activities on behalf of First Shurgard but also the development activity in Germany in the second half of 2003.

General, Administrative and Other Expenses:  The increase in General, administrative and other expenses in 2003 from $4.8 million in 2002 to $6.2 million in 2003 is primarily due to legal and consultancy fees incurred in 2003.

Interest Expense:  The increase in interest and other charges and the interest expense on bonds payable reflects the increase in the revolving credit agreement and bonds payable to Shurgard, respectively, both of which have been drawn down as necessary to finance Shurgard Europe’s own development activity. The subordinated loan payable to Recom was repaid in September 2003 from proceeds of the subscription of share warrants in Shurgard Europe.

Income Tax Expense:  A full valuation allowance against its net deferred tax assets was recorded and therefore no tax benefit was recognized in the year ended December 31, 2003, 2002 and 2001.

TAXABLE REIT SUBSIDIARY OPERATIONS

Containerized Storage Operations

Since 1996 we have invested in STG, a Washington corporation whose business is to provide services ancillary to self storage, including, but not limited, to containerized storage services. We originally owned five percent (5%) of the Series A Common Stock in STG and 75% of the non-voting Series B Common Stock for a combined economic interest of 71.25%. In June 2001, we purchased the remaining 95% of the Series A Common Stock of STG for approximately $60,000 that was formerly owned by ten current and former employees and officers. At that time, we converted our $16 million note receivable to equity and began consolidating STG in our Consolidated Financial Statements.

In March 2001, our Board of Directors decided to close the Chicago containerized storage operations. In 2001, we incurred approximately $554,000 in expenses related to this closing. In April 2001, we opened a new warehouse in Orange County, California to take advantage of business opportunities in the Southern California market. Despite a new, more aggressive advertising approach, the Orange County warehouse failed to rent up as expected. In the fourth quarter of 2001, based on poor performance outlooks, we decided to close both the Orange County and Atlanta warehouses. We accrued $2.8 million in costs for closing down operations in these two locations. The $2.8 million exit costs included estimates of the costs associated with subleasing the warehouses, lease termination fees for warehouses and equipment, severance costs, charges to prepaid expenses, estimated loss on sale of containers and estimated loss from operations during closing. During 2002, we charged $1.8 million to the liability and an additional $507,000 in 2003. These costs consisted primarily of lease expenses.

In December 2003, our Board of Directors approved an exit plan to close the remaining operations of STG in the Northern California, Oregon and Washington markets. This decision caused us to evaluate the assets associated with these operations. Using the discounted cash flow method for determining the fair value of assets associated with the warehouses, we determined that the remaining net book value of assets of our containerized storage operations of $843,000, and the $491,000 goodwill associated with the Northern California and Washington warehouses were impaired. Accordingly, we recognized impairment losses of $1.1 million in 2003.

By the end of the first quarter of 2004, we had ceased to use all of our containerized facilities. As of December 31, 2003, we had operating lease obligations through 2008 for all the warehouses and certain equipment of $10.3 million. As of May 2004, we had entered into subleasing agreements for two warehouses and we were still examining subleasing possibilities for one warehouse. In the first quarter 2004, we recognized at its fair value a liability for the remaining lease rentals reduced by estimated sublease rentals of approximately $1.8 million. Also, in the first quarter of 2004 we incurred termination benefits, contract termination costs and costs associated with the relocation of customers of approximately $385,000.

Our losses related to STG for the years ended December 31, 2003, 2002 and 2001 were $1.8 million, $1.2 million, and $5.4 million, respectively. The losses for 2003 include $652,000 of impairment related to the closure of the Northern California, Oregon and Washington operations. The losses for 2001 include expenses accrued in the fourth quarter 2001 in connection with the closure of the Orange County and Atlanta warehouses discussed above, as well as $269,000 in impairment of existing warehouse assets. In addition, we recognized goodwill impairment for those warehouses of $491,000 in 2003 and $1.9 million in 2001. In connection with the warehouse closures discussed above, we performed an impairment analysis on the remaining assets and goodwill related to STG. Impairment expense was calculated as the difference between fair value, using the discounted cash flow method, and the book value. The goodwill and asset impairment expenses are in impairment expenses and the exit cost accruals are recorded in General, administrative expenses and other in the 2003 and 2001 Consolidated Statements of Income.

Other

In June 2002, we began a new tenant insurance referral program. Under this program, policies are issued and administered by a third party for a fee, and the storage centers receive a cost reimbursement for handling certain administrative duties. SS Income Plan, a taxable REIT subsidiary, receives income, if any, from the policies sold to a customer referred by the Company, less claims and expenses. SS Income Plan reimburses the third party administrator for reinsuring losses of SS Income Plan’s maximum loss exposure. During 2003 and 2002, we recognized $1.4 million and $765,000, respectively, in revenue based on profits.

In December 2002, we contributed all inventory owned by us and our wholly-owned subsidiaries into SS Income Plan. Beginning in 2003, all inventory sales by wholly-owned subsidiaries are conducted through this entity. We do not conduct any other significant taxable operations.

As of December 31, 2003 we had net operating losses (NOLs) of $24.4 million that were included in a deferred tax asset before valuation allowance of $9.4 million, primarily resulting from our history of losses on STG. We have assessed the recoverability of those assets and concluded that the positive evidence that we will be able to use those NOLs, based on expected income from our insurance program, does not overcome the negative evidence associated with losses incurred since inception of the TRS. As a result, we have recognized a full allowance against our deferred tax asset of $9.4 million and $8.4 million in 2003 and 2002, respectively.

FUNDS FROM OPERATIONS

FFO, pursuant to the National Association of Real Estate Investment Trusts’ (NAREIT) October 1999, White Paper on Funds from Operations, as amended in April 2002, is defined as net income, calculated in accordance with generally accepted accounting principles (GAAP) including non-recurring events, except for those defined as “extraordinary items” under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of real estate related intangible assets exclusive of deferred financing costs less dividends paid to preferred shareholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe that because amortization of participation rights discount reflect our partners’ increasing interests in unrecognized gains on depreciable operating properties (represented by the difference between the expected option price and our partners’ contributions), it is theoretically consistent with the NAREIT White Paper to add it back to net income, and we have done so in previous filings. However, given the recent rule release by the Securities and Exchange Commission regarding the use of non-GAAP information, we have decided to adjust GAAP net income for only those items specifically outlined by NAREIT in its White Paper and related implementation guidance. As such our presentation of prior periods has been adjusted to reflect only those specific adjustments. Additionally, NAREIT changed the definition of FFO and of FFO attributable to common shareholders and as a result we no longer add back impairment losses on operating real estate and we now deduct the issuance cost of redeemed preferred stock. Prior periods have been adjusted to reflect the current definition. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to “funds from operations” reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition, and shows the differences from net income, the most directly comparable GAAP measure for such periods.

	For the year ended December 31,
	2003	2002 (as restated)	2001 (as restated)
	(in thousands)
Net income	$37,638	$48,059	$22,787
Depreciation and amortization (1)	52,715	48,266	43,335
Depreciation and amortization from unconsolidated joint ventures and subsidiaries	12,150	1,077	1,088
Gain on sale of operating properties	(2,238)	(983)	(2,044)

FFO	100,265	96,419	65,166
Preferred distribution	(11,896)	(14,695)	(15,098)
Preferred stock redemption issue costs	—	(1,944)	—

FFO attributable to common shareholders	$88,369	$79,780	$50,068

(1)	Excludes depreciation related to non-real estate assets, and our minority partners’ share of depreciation and amortization of our consolidated joint ventures.

FFO attributable to common shareholders for 2003 increased $8.6 million over 2002 FFO, which had increased $29.7 million over 2001. As previously discussed, this growth reflects the improved revenue performance of the Same Store portfolio of properties, as well as the addition of properties over the prior year through acquisitions and developments, decreased participation rights amortization and decreased unrealized loss on financial instruments, offset by increased expenses in personnel and other expenses.

INVESTING TRANSACTIONS

2003 activity

In 2003, we invested $84.1 million in domestic development and expansion projects and $13.4 million in capital improvements to our existing portfolio and other corporate capital expenditures.

In addition, in 2003 we invested $309.1 million through several transactions to increase our direct and indirect ownership in Shurgard Europe from 7.57% to 85.47% (see Note F to the Consolidated Financial Statements). As consideration for one of the transactions, we issued 395,000 shares of our Class A Common Stock.

On June 30, 2003, we acquired five entities owning a total of 19 self storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage. We entered into this transaction to gain a market presence in Minnesota. As consideration in the transaction, we issued 3,050,000 shares of our Common Stock at closing and have agreed to issue an additional 50,000 shares if the properties meet certain revenue targets prior to the end of 2005. The acquisition was accounted for as a purchase transaction. The aggregate purchase price was $89.5 million, including $20 million in notes receivable from shareholders, recorded as a reduction of equity that secured $20 million in mortgage debt assumed in the transaction. The notes from shareholders were secured by a pledge of the shareholders’ Shurgard stock. The notes receivable and the assumed mortgage debt were paid in full in October 2003.

2002 activity

In 2002, we invested $130.5 million in domestic development and expansion projects and $5.7 million in capital improvements to our existing portfolio and other corporate capital expenditures. The $4.4 million increase in other real estate investments reflects the amount invested in joint ventures.

In addition, on June 26, 2002, we purchased for $62.1 million, net of $1.7 million of cash received as part of the properties assets, a 74% interest in Morningstar which owns and operates 40 storage centers in North Carolina and South Carolina that consist of 3.1 million net rentable square feet. The 40 existing storage centers included seven sites with pre-identified expansion opportunities and nine sites with continued development potential.

In May 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe (See RELATED PARTY TRANSACTIONS). As of December 31, 2002, we had subscribed to $49.3 million of these bonds.

2001 activity

In 2001, we invested $31.8 million in the acquisition of eight storage centers, $73.2 million in domestic development and expansion projects, and $7.9 million in capital improvements to our existing portfolio and other corporate capital expenditures.

During 2001, we exercised our option to purchase five properties in which we had participating mortgages and in December 2001, we purchased four of the five properties at a cost of $13.8 million, including $10.3 million outstanding under the participating mortgage. We purchased the fifth property in February 2002 for $808,000. Operating results for the five properties are included in Same Store results for 2000 through 2002.

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

During 2003, we spent $13.0 million on capital improvements including, $5.4 million on roof pavement and sealant representing approximately $0.18 per net rentable square foot. Of the $6.3 million in capital improvements expended during 2002, $2.7 million was for roofs, pavement and sealant, representing approximately $0.09 per net rentable square foot. During 2001, $6.6 million in capital improvements were expended of which $2.4 million was for roofs, pavement and sealant, representing approximately $0.08 per net rentable square foot. Specifically identified capital improvements expected for 2004 total $12.5 million, of which $3.3 million represents roofs, pavement and sealant.

FINANCING TRANSACTIONS

Lines of Credit

The balance on our domestic lines of credit decreased from $267.6 million at December 31, 2002 to $263.2 million at December 31, 2003. Draws on the lines were used to fund acquisition and development activity and general corporate purposes, and payments were made primarily from the proceeds of stock and the issuance of senior notes payable. At December 31, 2003, we had an unsecured domestic line of credit to borrow up to $360 million at 125 basis points over LIBOR or prime rate at our option, maturing February 2005. Availability under this line of credit is limited based on various financial covenants. However, as of December 31, 2003 we had exercised our option to purchase all properties that were under our tax retention operating leases and there were no outstanding guarantees. At December 31, 2003, the current available amount was $96.8 million, of which $263.2 million was outstanding with a weighted average interest rate of 2.37%.

We exercised the option to purchase six properties on April 1, 2003 and the remaining 30 properties on June 2, 2003 that were previously leased to our TROL, but that are included in our Consolidated Financial Statements. Development of those properties since 2001 were financed under the line of credit of the Storage Centers Trust and had an outstanding balance as of December 31, 2002 and 2001 of $154.1 million and $55.6 million, respectively. Upon exercise of our option to purchase the properties, the proceeds were used by the Storage Centers Trust to repay borrowing on this line of credit. As of December 31, 2003 there are no more properties developed under the TROL.

In April 2004, we entered into a new unsecured credit agreement to borrow up to $100 million at a variable interest rate of 125 basis points over LIBOR or at the prime rate at our option. The facility was provided by a sub-group of our existing bank group and was fully underwritten by our agent bank. The facility matures in February 2005 and contains various covenants that are consistent with our $360 million revolving credit facility.

Long-term Financing

2003 activity

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

On July 11, 2003, we raised $186.9 million (approximately $178.2 million of net proceeds) through the sale of 5.75 million shares of Class A Common Stock. We used approximately $101.6 million of the proceeds to fund the acquisition of an additional 19.7% ownership interest in Shurgard Europe. Additional proceeds were used to repay a portion of the indebtedness under our line of credit.

2002 activity

On June 28, 2002, we raised $86.25 million (approximately $82.3 million net proceeds) through the sale of 2.5 million shares of Class A Common Stock. On August 19, 2002, we used approximately $50 million of the proceeds to redeem in full our 8.80% Series B Cumulative Redeemable Preferred Stock issued on April 16, 1997. Prior to the closing of the offering, we borrowed under our revolving credit facility to fund the balance of the $62 million purchase of the 74% interest in Morningstar. We repaid a portion of this borrowing with proceeds from the offering. In connection with the purchase of our interest in Morningstar, we acquired notes payable of $58.4 million with an aggregate fair value of $61.3 million and recorded a premium on these notes of $2.1 million (representing 74% of the difference between face value and fair value). These notes have various interest rates ranging from 3.74% to 9.05% per annum and mature between 2005 and 2012.

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

Shurgard-Resco L.L.C., a consolidated entity, borrowed $14.7 million in May 2002. The note matures June 1, 2012, is secured by three properties owned by Shurgard-Resco L.L.C., and has a fixed interest rate of 7.10% per annum.

During 2002, we entered into, and terminated, a fixed to variable rate swap for $50 million of the senior notes payable due in 2004. This hedge was designated as a fair value hedge. The gain or loss on the swap and the bonds are recognized in earnings and the carrying value of the bonds is adjusted accordingly. On August 20, 2002, we terminated these swaps at a gain of $2 million. This gain is being amortized to interest expense as an adjustment to the carrying value of the notes over the remaining life of the notes using the effective interest method. During 2003 and 2002, the carrying value of the notes was increased by $384,000 and $1.6 million, respectively. The Company repaid these bonds in April 2004.

2001 activity

In February 2001, we issued $200 million in senior unsecured notes (approximately $198.4 million in net proceeds) that bear interest at 7.75% and are due 2011. The notes require semi-annual interest payments due February 22 and August 22. Additionally, in February 2001, we raised $86.25 million (approximately $83.1 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option after five years, at a redemption price of $25 per share. In 2001, we raised net proceeds after offering costs of $76.0 million through the sale of 2.7 million shares of Common Stock. Proceeds from these issuances were used to repay balances outstanding under our line of credit, to purchase the partnership interests noted above and to pay off our $122.6 million note payable prior to its maturity in June 2001. In connection with the payoff of the $122.6 million note payable, we incurred approximately $1 million in expense related to the early extinguishment of this debt.

SHORT-TERM AND LONG-TERM LIQUIDITY

We believe that our cash provided by operating activities will continue to be sufficient to enable us to meet our projected operating expenses, recurring capital improvements, debt service requirements, and distributions to our shareholders for the foreseeable future.

In 2004 and future years, we anticipate our primary cash needs will consist of: (i) development, re-development, and acquisition of self storage properties and other real estate investments, (ii) distributions to our shareholders in accordance with REIT federal income tax requirements, and (iii) repayment of debt that is scheduled to mature. We expect to fund these cash needs in 2004 and future years with cash from the following sources: (i) property operations, (ii) proceeds from the disposition of non-strategic assets, (iii) issuance of long-term debt, (iv) utilization of our unsecured revolving credit facility, and (v) proceeds from the sale of public and private equity securities.

We anticipate that in 2004, we will invest approximately $50 million to $60 million in development and re-development projects in the U.S. As of December 31, 2003 we had nine properties either under construction or awaiting permits to begin construction, for which we had already incurred $32.8 million in expenditures. Future commitments for these projects totaled $21.9 million. We may invest approximately $15 million in Shurgard Europe.

As a REIT, our ability to retain cash flow for reinvestment is restricted. In order for us to qualify as a REIT for federal income tax purposes, we are required to, among other things, make distributions to our shareholders of at least 90% of our REIT taxable income. For the years ended December 31, 2003, 2002 and 2001 the Company distributed $99.3 million, $87.5 million and $78.5 million, respectively to its shareholders. We expect to use our cash flow from operating activities for distributions to shareholders and we intend to invest amounts accumulated for these distributions in short-term investments.

One of our principal short and long-term liquidity needs is the repayment of our debt maturities at the time that such debt matures. For our unsecured notes, we anticipate that no significant portion of the principal of these notes will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by public debt offerings, debt financing that is collateralized by mortgages on individual self storage properties, selling of non-strategic assets, draws under our unsecured revolving credit facility, or by additional equity offerings. We also anticipate having some retained cash flow available in each year so that when a debt obligation matures, a portion of each maturity may be satisfied from this retained cash. Although we believe we will have the capacity to meet these liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

In April 2004, $50 million in unsecured notes with an annual interest rate of 7.5% matured. We repaid these notes with proceeds under our line of credit. In addition we have $73.2 million of secured mortgage debt that matures in 2004, including $66.3 million for which we have a one year extension option.

Additionally in 2004, we entered into a new interest rate cap on approximately $66.3 million of our variable rate mortgage debt. The interest rate on this obligation has been capped at an interest rate of 4.75% and matures in December 2004.

Cash provided by operating activities for the years ended December 31, 2003, 2002, and 2001 was $123.0 million, $112.7 million and $106.2 million, respectively. We believe cash provided by operating activities will continue to be sufficient to meet our distributions in accordance with REIT requirements, and to fund a portion of our other cash requirements. Our operating cash flow is subject to certain risks and uncertainties that may affect our ability to meet these obligations, such as risks related to the implementation of our business plan, competition from new self storage facilities, and increases in operating and construction cost.

Cash and cash equivalents decreased from $13.0 million at December 31, 2002 to $11.7 million at December 31, 2003 primarily due to use of cash for acquisitions, increase of our ownership interest in Shurgard Europe and payment of notes payable.

The following table summarizes certain information regarding our liquidity and capital resources:

	As of December 31,
	2003	2002 (as restated)	2001 (as restated)
	(dollars in millions)
Total market capitalization (1)	$2,881	$2,093	$1,828
Debt to total market capitalization (1) (2)	35%	39%	32%
Weighted average interest rate (3)	5.93%	6.30%	7.49%

(1)	Total market capitalization is based on the closing market price as of December 31, 2003, of the Class A Common Stock, Series B Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock multiplied by their respective total number of outstanding shares plus total debt.
(2)	Debt includes notes payable and lines of credit and participation rights.
(3)	Represents weighted average interest rate on our outstanding domestic lines of credit and notes payable.

Our consolidated indebtedness at December 31, 2003 totaled $974 million and was comprised of $263 million outstanding under our unsecured credit facility, $500 million of senior unsecured notes and approximately $211 million of mortgage indebtedness. Our weighted average interest rate on our consolidated indebtedness was 5.93% as of December 31, 2003. Based on our total capitalization of approximately $2.9 billion at December 31, 2003 (calculated based on the sum of: (i) the market value of our common stock, (ii) the liquidation preference of our preferred stock, and (iii) the outstanding principal amount of our debt) our debt represented 35% of our total market capitalization. Without the consent of holders of our senior unsecured debt securities we may not incur additional indebtedness that would result in a ratio of Debt to Total Assets of 60%.

We believe our lines of credit provide us with the necessary liquidity and financial flexibility to fund our short term borrowing needs, respond to market opportunities and execute our 2004 business plan. We periodically repay borrowings under our lines of credit through the proceeds from the issuance of longer-term debt, retained cash flow, the sale of non-strategic properties and the issuance of equity securities.

COMMITMENTS AND CONTINGENCIES

The following tables summarize our contractual obligations and our off-balance sheet commitments as of December 31, 2003.

	Payments due by Period
	Total	2004	2005-2006	2007-2008	2009 and beyond
	(in thousands)
Contractual Obligations
Long-term debt	$709,889	$123,242	$26,384	$74,259	$486,004
Operating lease obligations	75,994	5,881	11,801	8,293	50,019
Participation rights liability (1)	40,623	40,623	—	—	—

Totals	$826,506	$169,746	$38,185	$82,552	$536,023

	Amount of Commitment Expiration per Period
	Total amounts committed	2004	2005-2006	2007-2008	2009 and beyond
	(in thousands)
Other Commercial Commitments & Contingent Liabilities
Development contract commitments	$13,565	$13,565	$—	$—	$—
Development loan Commitments	4,449	4,449	—	—	—
Loan commitments (3)	20,000	—	—	20,000	—
Affiliated developer guarantee (2)	14,048	14,048	—	—	—

Totals	$52,062	$32,062	$—	$20,000	$—

(1)	Estimate of amount and timing of cash flows. See Development Financing Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.
(2)	See Unconsolidated Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.
(3)	See RELATED PARTY TRANSACTIONS.

RELATED PARTY TRANSACTIONS

In June 2001, we acquired 26,250 shares of Class A Common Stock of STG, a previously unconsolidated entity, for approximately $60,000. The acquired Class A Common Stock was owned by ten current and former employees and officers of Shurgard. The purchase price for the stock was established by independent members of the Board of Directors, giving consideration to a valuation report prepared by a third party, after consultation with independent counsel. This transaction increased our ownership interest in STG to 100%. After the purchase we owned all of the Class A Common Stock of Shurgard STG, and the entity was thereafter consolidated.

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we own 85.47% as of December 31, 2003. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $55 million with an additional $20 million that can be drawn by First Shurgard only in the event of a default of the five year debt facility between First Shurgard and a group of commercial banks. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at any time prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement with Shurgard Europe entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $20 million entitles us to a commitment fee of 2% of the $20 million. These fees are being recognized in income using the effective interest method over the extended term of the bonds. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments SARL (Crescent), Shurgard Europe’s partner in the joint venture. As of December 31, 2003, $55.3 million of U.S. dollar denominated bonds had been issued to us under this commitment including $6.0 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included on our Consolidated Balance Sheets in notes receivable affiliate and the related income and fees are included in our Consolidated Statements of income in Interest income other, net. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in equity in losses of other real estate investments, net and therefore the impact of interest is eliminated in the Consolidated Statements of Income. In addition to interest expense, Shurgard Europe incurred a foreign exchange gain on the U.S. dollar denominated bonds. Our pro-rata portion of foreign exchange gain is $5.1 million and is included in equity in losses of other real estate investments, net for the year ended December 31, 2003.

In May 2003, Shurgard Europe entered into an agreement with Crescent to create First Shurgard in which Shurgard Europe has a 20% interest. Shurgard Europe has transferred ten properties, which were under development, into this joint venture. First Shurgard has equity commitments of €20.0 million ($25.1 million at December 31, 2003) from Shurgard Europe and €80 million ($100.4 million at December 31, 2003) from Crescent, of which €16.0 million ($20.1 million at December 31, 2003) remains to be drawn, and has obtained a non-recourse five-year debt facility for €140 million ($175.7 million at December 31, 2003) from a group of commercial banks. As part of a joint venture agreement with First Shurgard, Shurgard Europe receives development fees equal to 7% of the cost of newly developed storage centers and management fees equal to 7% of revenues. Also, Shurgard Europe received from First Shurgard a cost of interest for the period that it owns properties prior to contributing them to the joint venture. For the year ended December 31, 2003, our equity method loss from Shurgard Europe includes revenue of $7.2 million for development and initial fees from First Shurgard, $325,000 in management fees and $433,000 in interest income for cost of interest.

Recom, a consolidated subsidiary as of June 28, 2003, made a subordinated loan to Shurgard Europe in 1999. In September 2003, Recom and other Shurgard Europe warrant holders exercised their warrants to purchase additional equity interests in Shurgard Europe. The majority of the warrants were held by Recom who upon exercise, exchanged $139.6 million of the subordinated loan payable, an amount equal to the exercise price of the warrants. Cash proceeds from the exercise of the remaining warrants and other borrowings by Shurgard Europe were used to repay the remaining $7.5 million balance of the subordinated loan payable.

During the second quarter of 2003, we acquired the general partner interests in Shurgard Partners LP II (Shurgard Partners II), the general partner of Shurgard Institutional Fund LP II (Institutional II), a consolidated entity, for $1.6 million. The acquired Shurgard Partners II general partner interests were owned by an unaffiliated third party and an officer of the Company. The acquisition was, in part, in response to the Board of Directors stated objective of eliminating existing historical arrangements involving related parties. The purchase price payable for the acquired Shurgard Partners II general partner interests was governed by the terms of the partnership agreements for Shurgard Partners II and Institutional II, and was based upon the fair market value of the property owned by Institutional II as determined by a third party appraisal. This transaction increased our ownership of Institutional II from 99% to 100%. Of the $1.6 million total purchase price, $784,000 was paid to an officer of the Company to acquire his partnership interest in Shurgard Partners II. Subsequent to the end of the third quarter 2003, we identified an error in the calculation of the purchase price paid for the Shurgard Partners II general partner interests. This error resulted in an overpayment to the general partners of Shurgard Partners II of approximately $1.4 million. The partners reimbursed us for this overpayment. Of this approximately $1.4 million, approximately $700,000 was repaid by the officer of Shurgard.

On June 30, 2003, we issued $20 million in Shurgard Common Stock in exchange for notes receivable from shareholders. The shares were initially recorded as a reduction of shareholders’ equity, that secured $20 million in mortgage debt assumed in the purchase of Minnesota Mini Storage (see Note E). The notes from shareholders were collateralized by a pledge of the shareholders’ Shurgard common stock and were paid in full in October 2003 and the $20 million were reclassified to shareholders’ equity.

On July 8, 2003, we loaned €1.9 million (approximately $2,151,940 based on exchange rates as of July 8, 2003, which rates were applied in all the amounts listed below) to E-Parco, a Belgian company which is owned by certain employees of Shurgard Europe. E-Parco has an indirect ownership interest in Shurgard Europe through Recom, a Belgian company and Shurgard subsidiary. The proceeds of this loan were used by E-Parco to repurchase its shares from Mr. Grant, an officer of the Company, and certain former employees of Shurgard Europe. Mr. Grant received €1.2 million (approximately $1,359,120) for his shares and €0.7 million (approximately $792,820) was paid to the former employees. The purchase price for the E-Parco shares was based on recent third party sales transactions for interests in Shurgard Europe. As partial consideration for the loan, E-Parco granted Shurgard an option to purchase its 377 Recom shares for €4.3 million (approximately $4,870,180) plus forgiveness of the loan including accrued interest. Acquiring E-Parco’s shares would make us the sole shareholder of Recom. The loan is due and the option expires in July 2004.

In April 2004 the Board of Directors of Shurgard approved the exercise of our option to purchase the remaining shares of Recom owned by E-Parco on the terms and conditions described above. The transaction is expected to be completed by July 2004.

OFF BALANCE SHEET TRANSACTIONS

Notwithstanding the fact that we have increased our ownership interest in Shurgard Europe from 7.57% to 85.47% in 2003, we have continued to account for our investment under the equity method, because our remaining partner maintains substantive and important approval rights relating to certain significant operating decisions. We performed an analysis of each of our relationships to determine proper accounting treatment under FIN 46R “Consolidation of Variable Interest Entities”. Based on this analysis, we determined that Shurgard Europe qualifies as a Variable Interest Entity (VIE) of which we would be the primary beneficiary. Shurgard Europe qualifies as a VIE because (i) we have disproportionately fewer votes, due to joint control, than rights and obligations to the expected losses and the expected returns of the entity and (ii) substantially all of the activities of Shurgard Europe either involve or are conducted on our behalf. We are obligated to absorb the majority of Shurgard Europe’s expected losses and expected residual returns and therefore we are considered the primary beneficiary under FIN46R. As a result, Shurgard Europe will be consolidated in our financial statements beginning in the quarter ended March 31, 2004. In accordance with FIN 46R’s transition requirements we will reflect Shurgard Europe’s assets, liabilities and non-controlling interests based on their carrying amounts as of June 30, 2003, the date we became the primary beneficiary. As of December 31, 2003, Shurgard Europe had total assets of $624.5 million and total liabilities of $486.9 million. Our maximum exposure to loss is of the net book value of our investment which was $319.3 million at December 31, 2003. (See the consolidated financial information of that subsidiary in Note F of our Consolidated Financial Statements).

Shurgard Europe has a non-consolidated subsidiary, First Shurgard, in which it holds a 20% ownership interest. We have determined that First Shurgard is a VIE, and that Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard will be consolidated in our financial statements beginning in the quarter ended March 31, 2004. At December 31, 2003 First Shurgard had total assets of $175.0 million and total liabilities of $74.2 million. In addition, First Shurgard recognized a net loss of $5.3 million for the period from its inception through December 31, 2003. Our maximum exposure is limited to the amount of our equity commitment which was $22.6 million at December 31, 2003, as well as our share of the $20 million subscription to bonds issued by First Shurgard as described under RELATED PARTY TRANSACTIONS. Our equity includes our pro-rata ownership interest in Shurgard Europe’s net investment balance of $19.2 million and an outstanding equity commitment of $3.4 million to First Shurgard.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Consolidated and Unconsolidated Joint Ventures:  We consolidate all wholly-owned subsidiaries. Partially-owned subsidiaries and joint ventures are consolidated when we control the entity, which could result from (i) the ability to elect a majority of the management committee, board of partners or similar authority, (ii) our being named as the managing investor of the entity, or (iii) our providing substantially all of the equity. In assessing the consolidation treatment of partially-owned entities, we also consider the nature of veto rights, if any, held by minority investors. To the extent that a minority investor has substantive veto rights over major decisions, the entity will generally not be consolidated. Entities not consolidated are generally accounted for under the equity method, as we typically have significant influence over unconsolidated subsidiaries and joint ventures. Under the equity method, we recognize our proportionate share of earnings or losses based on our ownership interest and the profit allocation provisions of the entity.

Revenue Recognition:  We recognize rental revenue from the majority of our customers at the contracted rate for each month occupied because they are under month-to-month lease agreements. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease. If customers fail to make contractual lease payments that are greater than our allowance for doubtful accounts, security deposits and letters of credit, then we may have to recognize additional doubtful account charges in future periods. We monitor the liquidity and creditworthiness of our customers on an on-going basis. Each period we review our outstanding accounts receivable for doubtful accounts and provide allowances as needed.

Storage Centers:  Storage centers are recorded at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. In a business combination we also assess the value of in-place lease intangibles which are amortized to expense over the expected life of the leases. Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers for impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions. If impairment analysis assumption change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change.

Goodwill:  We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate. To determine if there is impairment we compare the carrying value of goodwill and our storage centers assets to the estimated fair market value of our Same Store portfolio. We use common industry methods to assess the value of our portfolio and we estimate future cash flows based on the stores’ net operating income and current market capitalization rates.

Derivatives:  Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and subsequently recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Changes in the fair value of derivative instruments not designated as hedging instruments are recognized in earnings. We evaluate the effectiveness of designated hedges at inception and on a quarterly basis. Our main objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. The changes in the fair value of derivative instruments may materially affect net income.

Dispositions and Financing Arrangements:  We account for sales of certain storage centers in which we have continuing involvement as financing arrangements. We use the effective interest method based on estimated future cash flows in determining the amortization of participation rights. This estimate is evaluated each period and is sensitive to both amount and timing of cash flows, and projected purchase price. Estimated amount and timing of distributions is based on projected property operating cash flows. Estimated amount and timing of purchase price is based on projected stabilized net operating income and our estimate of when each property will reach stabilization. We periodically re-evaluate our estimate of the option price, the projected timing of our joint venture partner’s exercise of their put option and the related expected cash flows. Changes are accounted for as a change in estimate, affecting gross participation rights and subsequent amortization of participation rights.

Real Estate Investment Trust:  As a real estate investment trust, we generally will not be subject to corporate level federal income taxes if minimum distribution, income, asset and shareholder tests are met. However, not all of our underlying entities are qualified REIT subsidiaries and may be subject to federal and state taxes, when applicable. In addition, foreign entities may also be subject to taxes of the host country. An income tax allocation is required to be estimated on our taxable income arising from our taxable REIT subsidiaries and foreign entities. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition.

Deferred Tax Asset:  We have deferred tax assets arising primarily from cumulative net operating losses arising in certain taxable subsidiaries. We evaluate both the positive and negative evidence that we believe is relevant in assessing whether the deferred tax assets will be realized. When we determine that it is more likely than not that we will not realize the tax asset either in part or in whole, a valuation allowance is provided. One significant factor representing negative evidence in the evaluation of whether deferred tax assets arising from cumulative net operating losses will be realized is historical taxable income or loss of the entity. In cases where a taxable entity has not demonstrated a history of achieving taxable income, this represents significant negative evidence in assessing whether the amounts will be realized and generally requires that a valuation allowance is provided.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity’s expected losses or entitled to receive a majority of the entity’s expected residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. We will adopt the consolidation requirements of FIN 46R in the first quarter of 2004.

We have assessed Shurgard Europe under the provisions of FIN 46R and have concluded that it meets the definition of a variable interest entity. We have also concluded that we are the primary beneficiary. As a result,

Shurgard Europe will be consolidated in our financial statements beginning in the first quarter of 2004. The consolidation of Shurgard Europe will have a significant effect on our balance sheet, cash flows and presentation of our results of operations (see separate Consolidated Financial Statements of Shurgard Europe included in Item 8  —  Financial Statements and Supplementary Data).

Shurgard Europe has a 20% interest in First Shurgard, an unconsolidated joint venture. First Shurgard Sprl was formed in January 2003. We have determined that First Shurgard is a VIE, and that Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard will be consolidated in our financial statements beginning in the quarter ended March 31, 2004. At December 31, 2003 First Shurgard had total assets of $175.0 million and total liabilities of $74.2 million. In addition, First Shurgard recognized a net loss of $5.3 million for the period from its inception through December 31, 2003.

Item 7A—Qualitative and quantitative disclosures about market risk

Interest Rate and Foreign Currency Exchange Rate Risk

We are exposed to changes in interest rates primarily from our floating rate debt arrangements. We have implemented a policy to protect against interest rate and foreign exchange risk. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes payable, primarily at fixed interest rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. Our investment policy prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange or interest rates if unrelated to capital borrowed lent or invested by us.

We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the U.S. to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which we have exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, Denmark, Germany and the United Kingdom. Our gross investment in these foreign operations at December 31, 2003 was $319.3 million. We consolidate one entity that has some operations denominated in Euros and account for all other foreign investments under the equity method.

The table below summarizes our debt obligations and interest rate derivatives at December 31, 2003. If interest rates increase or decrease by 100 basis points, our debt obligations with a variable rate structure would result in an increase or decrease over the rest of the year of our annual interest expense of approximately $3.5 million. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Expected maturity date								2003 Interest Expense
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Liabilities

Lines of credit
Variable rate	$—	$263,220					$263,220	$263,220	$4,071
Interest rate	2.28%	2.93%

Notes payable
Fixed rate	$52,193	$9,966	$6,268	$52,299	$20,560	$486,004	$627,290	$685,533	$41,972
Interest rate	6.93%	6.88%	6.84%	6.83%	6.76%	6.75%
Variable rate	$71,049	$8,621	$1,529	$1,400			$82,599	$82,599	$474
Interest rate (LIBOR Based)	4.11%	5.22%	7.07%	7.62%

Interest rate derivatives
Interest rate swaps								$(14,795)

Participation rights liability	$40,623						$40,623	$40,623	$(5,529)

As of December 31, 2003, and 2002, variable rate debt comprised 35.6% and 36.9%, respectively, of our outstanding debt. Variable rate debt was $345.8 million and $287.7 million, respectively, as of December 31, 2003 and 2002. Fixed rate debt at December 31, 2003 totaled $627.3 million and the related fair value was $685.5 million. At December 31, 2002 fixed rate debt was $491.4 million and the fair value was $544.1 million. The fair value of our interest rate derivatives was a loss of $14.8 million at December 31, 2003 and $12.5 million at December 31, 2002. We expect a portion of our variable rate debt may be replaced with fixed rate debt in 2004.

Item 8—Financial Statements and Supplementary Data

Report of Independent Auditors

To the Board of Directors and Shareholders

of Shurgard Storage Centers, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Shurgard Storage Centers, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Shurgard Self Storage, SCA, a partially owned subsidiary accounted for under the equity method, which statements reflect total assets of $624,469,000 and $505,173,000 as of December 31, 2003 and 2002, respectively, and total revenues of $78,694,000, $43,512,000 and $26,526,000 for each of the three years in the period ended December 31, 2003. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Shurgard Self Storage, SCA, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As further described in Note B to the consolidated financial statements, the Company has restated its 2002 and 2001 consolidated financial statements (which were previously audited by other independent auditors).

As further described in Note C to the consolidated financial statements, the Company changed its method of accounting for extinguishment of debt in 2003 and its method of accounting for goodwill in 2002. In addition, the Company restated its net income available to common shareholders for purposes of calculating earnings per share for the year ended December 31, 2002.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

May 14, 2004

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	December 31, 2003	December 31, 2002 (as restated)

ASSETS:
Storage centers:
Land	$376,832	$338,379
Buildings and equipment, net	1,203,799	1,115,823
Construction in progress	38,867	46,679

Total storage centers	1,619,498	1,500,881

Investment in Shurgard Europe	319,267	—
Cash and cash equivalents	11,670	12,968
Restricted cash	1,585	1,230
Notes receivable affiliate	56,543	49,453
Goodwill	24,206	24,697
Other assets	34,322	31,098

Total assets	$2,067,091	$1,620,327

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and other liabilities	$76,862	$66,484
Lines of credit	263,220	267,639
Notes payable	711,026	511,312
Participation rights liability, net of discount of $4,053 and $2,370, respectively	40,623	47,472

Total liabilities	1,091,731	892,907

Minority interest	20,940	20,164
Commitments and contingencies (Notes E, I, P and X)
Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value: 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value: 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250,000	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 45,747,751 and 35,934,249 shares issued and outstanding, respectively	46	36
Additional paid-in capital	1,100,949	804,582
Accumulated net income less distributions	(287,516)	(225,811)
Accumulated other comprehensive income (loss)	9,758	(2,734)

Total shareholders’ equity	954,420	707,256

Total liabilities and shareholders’ equity	$2,067,091	$1,620,327

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

	For the year ended December 31,
	2003	2002 (as restated)	2001 (as restated)
Revenue
Storage center operations	$297,034	$267,855	$239,056
Other	5,280	4,962	3,235

Total revenue	302,314	272,817	242,291

Expenses
Operating	100,216	84,731	74,257
Depreciation and amortization	56,380	51,250	47,185
Real estate taxes	28,089	25,663	21,561
Impairment of long-lived assets and goodwill	12,671	1,626	2,298
General, administrative and other	18,013	9,881	11,373

Total expenses	215,369	173,151	156,674

Income from storage center operations	86,945	99,666	85,617

Other Income (Expense)
Equity in losses of other real estate investments, net	(3,099)	(1,178)	(3,694)
Interest:
Interest on loans	(51,182)	(40,051)	(43,272)
Amortization of participation rights discount	5,529	(4,824)	(16,876)
Unrealized loss on financial instruments	(2,194)	(10,999)	(1,602)
Interest income and other, net	4,456	6,311	3,259

Other expense, net	(46,490)	(50,741)	(62,185)

Minority interest	(1,206)	(866)	(645)

Income before income taxes	39,249	48,059	22,787
Income tax expense	(1,611)	—	—

Net Income	37,638	48,059	22,787

Net Income Allocation
Preferred stock dividends and redemption costs	(11,896)	(16,639)	(15,098)

Net income available to common shareholders	$25,742	$31,420	$7,689

Net Income per Common Share
Basic earnings per share	$0.64	$0.91	$0.25

Diluted earnings per share	$0.62	$0.90	$0.25

Distributions per common share	$2.15	$2.11	$2.07

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Class A Common Stock		Class B Common Stock		Loans to Class B Shareholders	Additional Paid-in Capital	Accumulated Net Income Less Distributions	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Balance, (as restated) January 1, 2001	4,000	$96,171	29,620	$30	155	$—	$(3,676)	$627,350	$(130,736)	$—	$589,139
Comprehensive income:
Net income									22,787		22,787
Other comprehensive loss										(824)	(824)

Total comprehensive income											21,963
Issuance of common & preferred stock	3,450	85,012	3,035	3				80,261			165,276
Payment on loan to shareholder							904				904
Distributions:
Preferred									(15,098)		(15,098)
Common									(63,355)		(63,355)

Balance, (as restated) December 31, 2001	7,450	181,183	32,655	33	155	—	(2,772)	707,611	(186,402)	(824)	698,829
Comprehensive income:
Net income									48,059		48,059
Other comprehensive loss										(1,910)	(1,910)

Total comprehensive income											46,149
Issuance of common stock			3,279	3	(155)			96,971			96,974
Redemption of preferred stock	(2,000)	(50,000)									(50,000)
Payment on loan to shareholder							2,772				2,772
Distributions:
Preferred									(14,695)		(14,695)
Common									(72,773)		(72,773)

Balance, (as restated) December 31, 2002	5,450	131,183	35,934	36				804,582	(225,811)	(2,734)	707,256
Comprehensive income:
Net income									37,638		37,638
Other comprehensive income										12,492	12,492

Total comprehensive income											50,130
Issuance of common stock			9,814	10				296,367			296,377
Distributions:
Preferred									(11,896)		(11,896)
Common									(87,447)		(87,447)

Balance, December 31, 2003	5,450	$131,183	45,748	$46	—	$—	$—	$1,100,949	$(287,516)	$9,758	$954,420

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2003	2002 (as restated)	2001 (as restated)
Operating activities:
Net income	$37,638	$48,059	$22,787
Adjustment to reconcile net income to net cash provided by operating activities:
Early extinguishment of debt	—	(1,724)	1,445
Gain on sale of assets	(2,489)	(916)	(1,854)
Depreciation and amortization	56,380	51,250	47,185
Amortization of participation rights discount	(5,529)	4,824	16,876
Unrealized loss on financial instruments	2,194	10,999	1,602
Equity in losses of other real estate investments, net	3,099	1,178	3,694
Impairment of long-lived assets and goodwill	12,671	1,626	2,298
Stock-based compensation expense	1,150	578	186
Other non-cash income	121	—	—
Foreign currency exchange loss	440	—	—
Minority interest	1,206	866	645
Changes in operating accounts, net of effect of acquisitions
Other assets	5,092	(1,957)	1,214
Accounts payable and other liabilities	11,405	(2,045)	2,024
Restricted cash	(355)	(52)	8,049

Net cash provided by operating activities	123,023	112,686	106,151

Investing activities:
Construction, acquisition and improvements to storage centers	(97,482)	(136,167)	(112,901)
Proceeds from sale of assets	5,725	2,443	4,548
Purchase of other real estate investments	—	(375)	(429)
Purchase of non-competition agreements	(390)	(1,010)	(694)
Increase in bond receivable from Shurgard Europe	(59)	(48,004)	—
(Increase) decrease in notes receivable affiliate	(6,242)	2,381	1,030
Increase in cash due to consolidation of containerized storage operations	—	—	200
Purchase of additional interest in affiliated partnership	(245)	—	(1,296)
Purchase of interest in Morningstar Storage Centers, LLC, net of cash acquired	—	(60,343)	—
Increase in cash due to purchase of Minnesota Mini Storage	317	—	—
Purchase of additional interest in European affiliates	(309,068)	—	—

Net cash used in investing activities	(407,444)	(241,075)	(109,542)

Financing activities:
Proceeds from notes payable	237,047	30,316	217,003
Payments on notes payable	(55,789)	(18,749)	(247,428)
Proceeds from lines of credit	589,695	454,639	52,772
Payments on lines of credit	(594,114)	(290,399)	(42,130)
Payment of loan costs	(1,276)	(880)	(3,878)
Payments on participation rights	(1,320)	(4,369)	(69,704)
Proceeds from financing arrangements	—	1,376	732
Proceeds from issuance of common stock, net	178,236	82,255	76,018
Proceeds from preferred stock offering, net	—	—	83,068
Proceeds from payments on loans to shareholders	20,000	2,772	904
Proceeds from participating mortgages	—	2,530	10,416
Distributions paid	(99,343)	(87,468)	(78,453)
Payment for redemption of preferred stock	—	(50,000)	—
Proceeds from exercise of stock options and dividend reinvestment plan	12,858	14,141	6,003
Contributions received from minority partners	226	533	260
Distributions paid to minority partners	(3,097)	(4,438)	(2,691)

Net cash provided by financing activities	283,123	132,259	2,892

(Decrease) increase in cash and cash equivalents	(1,298)	3,870	(499)
Cash and cash equivalents at beginning of period	12,968	9,098	9,597

Cash and cash equivalents at end of period	$11,670	$12,968	$9,098

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	For the year ended December 31,
	2003	2002 (as restated)	2001 (as restated)
Supplemental schedule of cash flow information:
Cash paid for interest on loans	$47,272	$40,056	$37,162

Cash paid for participation rights	$1,320	$—	$1,303

Cash paid for income taxes	$3,358	$—	$—

Supplemental schedule of noncash investing and financing activities:
Fair value adjustments of derivatives	$136	$(11,912)	$(2,563)

Common stock issued as consideration for acquisitions	$84,134	$—	$—

Conversion of note receivable to equity investment in STG	$—	$—	$16,238

Non-cash contributions from minority interest partners	$2,336	$3,127	$1,120

See Notes to Consolidated Financial Statements

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization

Shurgard Storage Centers, Inc. (We, our, the Company or Shurgard), a Washington corporation, was organized on July 23, 1993. The Company serves as a vehicle for investments in, and ownership of, a professionally managed, internationally diverse real estate portfolio consisting primarily of self-service storage properties that provides month-to-month leases for business and personal use primarily in the United States and Europe. We intend to qualify as a real estate investment trust (REIT) as defined in Section 856 of the Internal Revenue Code.

Note B—Restatements

We have restated our previously issued financial statements for the years ended December 31, 2002 and 2001, as well as for the quarters ended March 31, June 30 and September 30, 2003 and 2002 and the quarter ended December 31, 2002 (see Note W) for the items described below.

Consolidation of domestic joint ventures

We have determined that certain partially-owned U.S. entities historically accounted for using the equity method should have been consolidated from inception of each entity. This restatement affects 26 entities and ventures in which we maintain ownership interests ranging from 50% to 90%, and which hold a total of 30 storage centers. At December 31, 2003 and 2002, total consolidated assets for these entities and ventures amounted to $95.6 million and $95.3 million, respectively, and total liabilities amounted to $72.9 million and $65.6 million, respectively. There was no impact on net income for the prior periods as a result of this restatement.

Tax retention operating leases

We have determined that our tax retention operating lease entity (collectively referred to as the TROL), which owns properties that historically were accounted for off-balance sheet as operating leases, should have been included in our Consolidated Balance Sheets from inception. As of December 31, 2002 and 2001, there were 36 and 22 properties, respectively, in the TROL. In 2003, no new properties were added to the TROL. As of June 2003, we had exercised our right to purchase all the TROL properties and accordingly, these properties and the related debt were included in our Consolidated Balance Sheets from that point forward. At December 31, 2002 and 2001, total assets of the TROL amounted to $146.4 million and $63.1 million, respectively, and total liabilities amounted to $156.1 million and $65.0 million, respectively. The restatement includes adjustments to reflect the assets, liabilities and operations of the TROL in our consolidated financial statements. The aggregate effect of this restatement is to reduce net income compared to previously reported amounts by $6.8 million ($0.19 per diluted share) and $1.7 million ($0.05 per diluted share) for the years ended December 31, 2002 and 2001, respectively.

Valuation of deferred tax assets

In prior years, we recognized deferred tax assets primarily attributable to net operating loss carryforwards from Shurgard Storage- To- Go, LLC (STG), which is operated within our taxable REIT subsidiary (TRS). We have re-evaluated both the negative and positive evidence that we believe is relevant in assessing whether these deferred tax assets will be realized. As a result, we have concluded that under the provisions of Statement of Financial Accounting Standard (SFAS) No.109 “Accounting for Income Taxes”, it is not appropriate to recognize the potential future benefit of these deferred tax assets until such time as it becomes more likely than not, based on objective evidence, the related net operating losses will be utilized. This conclusion is based largely

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the fact that the TRS has not demonstrated any history of achieving taxable income and continuing losses are expected in 2004. Because the facts considered have been present since inception of the TRS, we have determined that a valuation allowance should have been recorded for net deferred tax assets recognized in prior periods. The restatement to reflect a full valuation allowance for deferred tax assets resulted in a reduction of income tax benefit compared to previously reported amounts of $314,000 and $2.4 million for the years ended December 31, 2002 and 2001, respectively. The related tax loss carryforward amounts expire between 2012 and 2022.

A deferred tax asset was accumulated by STG prior to our acquiring a controlling interest in STG and our pro rata share was recognized as a component of our equity in earnings of STG. We have determined that this amount was not recoverable and that a valuation allowance should have been recorded by STG, prior to us acquiring a controlling interest in STG. We adjusted our equity in losses from STG for the period prior to our acquiring a controlling interest and started to consolidate STG in June 2001, to reflect the correction. The restatement to adjust our equity in losses from STG resulted in a reduction of retained earnings of $5.2 million compared to the previously reported amount at December 31, 2000 and a reduction in net income of $68,000 for the year ended December 31, 2001.

We also have re-evaluated the appropriateness of deferred tax assets recognized by Shurgard Self Storage, SCA (Shurgard Europe), which is accounted for using the equity method. Based on the fact that Shurgard Europe has not demonstrated a history of taxable income in any jurisdiction since inception, we have concluded that it is not appropriate to recognize the potential future benefit of these deferred tax assets until such time as it becomes more likely than not, based on objective evidence, the related net operating losses will be utilized. Consequently, in accordance with SFAS No.109, a full valuation allowance is necessary. Similar to the situation discussed above, the facts considered have been present since inception, and as a result, we have determined that a full valuation allowance should have been recorded for net deferred tax assets recognized by Shurgard Europe in all prior periods. We reflected the impact of restating the income tax benefit previously recognized by this unconsolidated subsidiary as an increase in our share of losses incurred by Shurgard Europe for each period. This restatement resulted in an increase in Equity in losses of other real estate investments, net, compared to previously reported amounts of $556,000 and $628,000 for the years ended December 31, 2002 and 2001, respectively. The related tax loss carryforward amounts can be carried forward indefinitely and applied to reduce future taxable income.

These restatements result in the Company recording a full valuation allowance against its deferred tax assets on the balance sheet and eliminating approximately $870,000 ($0.03 per diluted share) and $3.1 million ($0.10 per diluted share) previously recognized as a part of our net income for the years ended December 31, 2002 and 2001, respectively.

Other restatement items

We also have restated our consolidated financial statements for the effects of the following items:

•	We corrected the accounting for certain accrued liabilities to recognize the expenses in the appropriate periods. These accruals primarily consisted of compensation and related payroll costs, worker’s compensation costs and lease accruals.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	We corrected for certain items that impacted the computation of depreciation expense and capitalization of overhead and interest.

•	We reversed amortization of amounts that should have been recognized as a gain in connection with the sale of certain storage centers in prior years.

•	We corrected the accounting for advertising costs related to print advertisements in telephone books to recognize the expenses when the related telephone book is first published.

•	We corrected the 2002 calculation of weighted average shares outstanding for both basic and diluted shares. Weighted average basic shares outstanding decreased from 34,836,000 to 34,454,000 and diluted shares outstanding decreased from 35,401,000 to 34,963,000. The impact of this correction resulted in an increase in net income per common share of $0.02 for both basic and diluted earnings per share.

Summary

The aggregate impact of all restatement items including the restatement for preferred stock issuance costs discussed in Note C, resulted in a decrease in net income available to common shareholders compared to previously reported amounts of $10.5 million ($0.28 per diluted share) and $10.5 million ($0.34 per diluted share) for the years ended December 31, 2002 and 2001, respectively.

The effects of the restatement items described above on our net income available to common shareholders and earnings per share are as follows:

	Year Ended December 31, 2002			Year Ended December 31, 2001
		Earnings per share			Earnings per share
		Basic	Diluted		Basic	Diluted
	(In thousands except per share data)
As previously reported	$41,938	$1.20	$1.18	$18,214	$0.59	$0.59
Impact of adjustments for:
Consolidation of domestic joint ventures	—	—	—	—	—	—
Valuation of Deferred tax assets	(870)	(0.03)	(0.03)	(3,132)	(0.10)	(0.10)
Tax Retention Operating Leases	(6,787)	(0.20)	(0.19)	(1,701)	(0.05)	(0.05)
Period end accruals	(474)	(0.01)	(0.01)	(2,172)	(0.07)	(0.07)
Depreciation expense and capitalization of overhead and interest	380	0.01	0.01	(1,557)	(0.05)	(0.05)
Gain on sale of storage centers	(500)	(0.01)	(0.01)	(500)	(0.02)	(0.02)
Advertising costs	(465)	(0.01)	(0.01)	(341)	(0.01)	(0.01)
Weighted average shares outstanding	—	0.02	0.02	—	—	—
Other	142	—	—	(1,122)	(0.04)	(0.04)
EITF Topic D-42 (1)	(1,944)	(0.06)	(0.06)	—	—	—

As restated	$31,420	$0.91	$0.90	$7,689	$0.25	$0.25

(1)	Restated for the application of EITF Topic D-42 (see Note C).

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative impact of all restatements described above on our retained earnings as of December 31, 2000 is a reduction of $7.5 million to the previously reported amount. The aggregate impact of these restatements on the Consolidated Balance Sheets as of December 31, 2002 and the related Consolidated Statements of Income for the two years in the period ended December 31, 2002 is as follows (in thousands):

	At December 31, 2002
	As previously reported	As restated
	(in thousands)
Assets:
Total Storage centers	$1,263,155	$1,500,881
Investment in Shurgard Europe	—	—
Other real estate investments (1)	29,403	789
Cash and cash equivalents	11,662	12,968
Restricted cash	1,098	1,230
Notes receivable affiliate	49,453	49,453
Goodwill	24,506	24,697
Other assets	40,899	30,309

Total Assets	$1,420,176	$1,620,327

Liabilities and Shareholders’ Equity
Accounts Payable and Other Liabilities	$62,257	$66,484
Lines of Credit	113,525	267,639
Notes Payable	446,837	511,312
Participation rights liability, net of discount	47,472	47,472

Total Liabilities	670,091	892,907
Minority Interest	15,374	20,164
Shareholders’ equity	734,711	707,256

Total Liabilities and Shareholders’ Equity	$1,420,176	$1,620,327

(1)	The other real estate investments balance as restated is not significant and therefore is included in other assets in our Consolidated Balance Sheets.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For The Year Ended December 31,
	2002		2001
	As previously reported	As restated	As previously reported	As restated
Revenue
Storage center operations	$252,938	$267,855	$226,362	$239,056
Other	11,175	4,962	6,228	3,235

Total revenue	264,113	272,817	232,590	242,291

Expenses
Operating	82,111	84,731	68,890	74,257
Depreciation and amortization	46,426	51,250	43,042	47,185
Real estate taxes	24,268	25,663	20,148	21,561
Impairment of long-lived assets and goodwill	1,909	1,626	1,731	2,298
General, administrative and other	9,286	9,881	10,039	11,373

Total expenses	164,000	173,151	143,850	156,674

Income from storage center operations	100,113	99,666	88,740	85,617

Other Income (Expense)
Equity in losses of other real estate investments, net	53	(1,178)	(3,271)	(3,694)
Interest:
Interest on loans	(33,562)	(40,051)	(38,754)	(43,272)
Amortization of participation rights discount	(4,824)	(4,824)	(16,876)	(16,876)
Unrealized loss on financial instruments	(10,999)	(10,999)	(1,602)	(1,602)
Interest income and other, net	6,175	6,311	4,338	3,259

Other expense, net	(43,157)	(50,741)	(56,165)	(62,185)

Minority interest	(637)	(866)	(808)	(645)

Income before income taxes	56,319	48,059	31,767	22,787
Income tax benefit	314	—	1,545	—

Net Income	56,633	48,059	33,312	22,787

Net Income Allocation
Preferred stock dividends and redemption costs	(14,695)	(16,639)	(15,098)	(15,098)

Net income available to common shareholders	$41,938	$31,420	$18,214	$7,689

Net Income per Common Share
Basic earnings per share	$1.20	$0.91	$0.59	$0.25

Diluted earnings per share	$1.18	$0.90	$0.59	$0.25

Distributions per common share	$2.11	$2.11	$2.07	$2.07

Note C—Summary of Significant Accounting Policies

Basis of presentation:  The consolidated financial statements are presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America and include the accounts of Shurgard and our consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated and Unconsolidated subsidiaries:    We consolidate all wholly-owned subsidiaries. Partially-owned subsidiaries and joint ventures are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint-ventures held in partnership form in accordance with the provisions of Statement of Positions (SOP) 78-9, “Accounting for Investments in Real Estate Ventures”, to determine whether the rights held by other investors constitute “important rights” as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of SFAS No. 94 “Consolidation of All Majority-Owned Subsidiaries” and Emerging Issues Task Force (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated.

Unconsolidated subsidiaries and joint ventures over which we have significant influence are accounted for using the equity method. In applying the equity method, our proportionate share of inter-company profits are eliminated as a component of equity in earnings of unconsolidated entities.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Storage centers:  Storage centers are recorded at cost. Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives. Building assets are depreciated on average over 30 years, and equipment and leasehold improvements over 5 years. We capitalize costs related to development and construction of storage centers. We capitalize interest incurred during the construction period of storage centers, using a weighted-average interest rate of our line of credit and senior notes payable. Repair and maintenance costs are recognized in expense as incurred, unless the costs are incurred for the replacement of existing building infrastructures. Gains and losses on assets sold or retired are reflected in earnings. Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.

Financing arrangements:  We accounted for sales of certain storage centers in which we have continuing involvement, as defined in SFAS No. 66, “Accounting for Sales of Real Estate,” as financing arrangements (See Note I). The related liability is recorded as participation rights liability on the Consolidated Balance Sheets.

Cash and cash equivalents:  Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

Restricted cash:  Restricted cash consists of cash deposits and represents expense reserves required by lenders and escrow deposits on pending real estate transactions.

Other assets:  Other assets include financing costs and non-competition agreements. Financing costs are amortized using the effective interest method over the life of the related debt and the related expense is included in interest expense. Non-competition agreements are amortized over their estimated useful lives, which range

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from three to five years. We classify land held for sale in other assets when, among other criteria, a plan to dispose of the assets has been approved and we anticipate selling the properties within one year.

Self insurance:  We are self-insured for a portion of the risk associated with medical, dental and workers’ compensation. We recognize a liability for unpaid claims and claims adjustment expenses that represent our best estimate of the ultimate obligations for reported claims plus those incurred but not reported (IBNR) and the related estimated claim settlement expenses for all claims incurred through December 31 of each year. IBNR reserves are determined using generally accepted actuarial reserving methods that take into account historical loss experience data and, as appropriate, certain qualitative factors.

Federal income taxes:  To qualify as a REIT, we must distribute annually at least 90% of our taxable income and meet certain other requirements. As a REIT, we will not be subject to federal income taxes to the extent of distributions. We were not required to pay any federal income tax in 2002 or 2001 and we intend to make elections regarding distributions such that we will not pay federal taxes for 2003. As a result, no provision for federal income taxes for the REIT has been made in our financial statements. We are subject to certain international and state income taxes as well as certain franchise taxes.

We have deferred tax assets arising primarily from cumulative net operating losses arising in certain taxable subsidiaries. We evaluate both the positive and negative evidence that we believe is relevant in assessing whether the deferred tax assets will be realized. When we determine that it is more likely than not that we will not realize the tax asset either in part or in whole, a valuation allowance is provided. One significant factor representing negative evidence in the evaluation of whether deferred tax assets arising from cumulative net operating losses will be realized is historical taxable income or loss of the entity. In cases where a taxable entity has not demonstrated a history of achieving taxable income, this represents significant negative evidence in assessing whether the amounts will be realized and generally requires that a valuation allowance is provided.

Recom & Co., SNC (Recom) is a Belgian partnership which holds a portion of our interest in Shurgard Europe. Recom has been consolidated in our financial statements since we increased our ownership to 89.6% through the acquisition of third party interests in June 2003 and assumed responsibility for management of that entity. Recom is subject to Belgian income tax for which a provision has been made in our financial statements.

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

We recognize revenue related to profit sharing contracts related to our tenant insurance referral program based on the excess of premiums over claims and administrative costs.

Advertising costs:  We incur advertising costs primarily attributable to print advertisements in telephone books. We recognize the costs when the related telephone book is first published. We recognized $6.0 million, $5.5 million and $4.8 million in advertising expenses for the years ended December 31, 2003, 2002 and 2001, respectively.

Goodwill:  We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate. To determine if there is an impairment we compare the carrying value of goodwill and our storage

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

centers assets to the estimated fair market value of our Same Store portfolio. We use common industry methods to assess the value of our portfolio and we estimate future cash flows based upon the stores’ net operating income and current market capitalization rates.

Derivative financial instruments:  We use derivative instruments to manage exposures to interest rate and credit risks. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the impact of these exposures as effectively as possible. SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statements of income when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Changes in the fair value of derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are recognized in earnings. To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures of correlation. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) we determine that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued due to our determination that the derivative no longer qualifies as an effective fair-value hedge, we will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we will continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current-period earnings. When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize components of other comprehensive income (in thousands):

	For the year ended December 31,
	2003	2002 (as restated)	2001 (as restated)
Net income:	$37,638	$48,059	$22,787
Other comprehensive income, net of tax:
Derivatives qualifying as hedges	2,058	(913)	(961)
Currency translation adjustment	10,434	(997)	137

Total other comprehensive income	12,492	(1,910)	(824)

Total comprehensive income	$50,130	$46,149	$21,963

We recognized our pro-rata share of Shurgard Europe’s currency translation gain of $10.4 million in 2003 and $137,000 in 2001, respectively, and a currency translation loss of $997,000 in 2002.

Financial instruments:  The carrying values reflected on the balance sheet at December 31, 2003 and 2002, reasonably approximate the fair value of cash and cash equivalents, other assets, accounts payable and other liabilities, lines of credit and variable rate debt. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, we estimate the fair value of fixed rate long-term debt is $685.5 million compared to a book value of $627.3 million. We have subscribed to fixed rate bonds issued by Shurgard Europe (see Note L). We estimate the fair value of those bonds including the related redemption fee (see Note L) is $61.2 million compared to a carrying value of $57.3 million which is included in Notes receivable from affiliate.

Recent accounting pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased on adoption of this statement. We implemented SFAS No. 142 on January 1, 2002. In connection with the adoption of this statement and our annual evaluation, we evaluated our goodwill and determined that goodwill remaining on the books as of December 31, 2002 was not impaired (See Note O).

In June 2001, the FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for 2003 and we adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have an impact on our financial position, operating results or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended SFAS No. 4, affects income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary, unless the debt extinguishment is both unusual in nature and infrequently occurring under the criteria in Accounting Principles Board (APB) Opinion No. 30. We adopted SFAS No. 145 on January 1, 2003.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income from early extinguishment of debt of $1.7 million and loss from early extinguishment of debt of $1.4 million from 2002 and 2001, respectively, have been reclassified from extraordinary to Interest income and other, net.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires recognition of costs associated with exit or disposal activities when the liability is incurred rather than at the date of a commitment to an exit or disposal plan and associated liabilities to be recognized at fair value. We adopted SFAS No. 146 on January 1, 2003 and costs associated with exit or disposal activities are recognized as the liability is incurred.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amended SFAS No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On December 31, 2002, we adopted the disclosure provisions of SFAS No. 148 and continue to account for stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, operating results or cash flows.

The following table reflects pro forma net income as if we had recognized stock-based compensation expense using the fair value method in accordance with SFAS No. 123.

	For the year ended December 31,
	2003	2002 (as restated)	2001 (as restated)
	(in thousands except per share data)
Net income:
As reported	$37,638	$48,059	$22,787
Add: Compensation expense recorded for options granted below market value	202	162	11
Less: Pro forma compensation expense	(1,184)	(1,662)	(1,907)

Pro forma	$36,656	$46,559	$20,891

Basic net income per share:
As reported	$0.64	$0.91	$0.25
Pro forma	$0.61	$0.87	$0.19
Diluted net income per share:
As reported	$0.62	$0.90	$0.25
Pro forma	$0.60	$0.85	$0.19

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We have not entered into any new guarantees or modified any existing guarantees subsequent to December 31,

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002; therefore, adoption of this statement has had no effect on our financial position, operating results or cash flows.

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities”, a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity (VIE) must be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. We will adopt the consolidation requirements of FIN 46R in the first quarter of 2004. In addition, we recognized net profits on intercompany transactions with Shurgard Europe totaling approximately $3.7 million, $1.3 million, and $0 for the years ended December 31, 2003, 2002 and 2001 that would have been eliminated if Shurgard Europe were included in our consolidated financial statements under the provisions of FIN 46R for the respective periods.

We have assessed Shurgard Europe under the provisions of FIN 46R and have concluded that it meets the definition of a variable interest entity. We have also concluded that we are the primary beneficiary. As a result, Shurgard Europe will be consolidated in our financial statements beginning in the first quarter of 2004. The consolidation of Shurgard Europe will have a significant effect on our financial position, or cash flows and the presentation of our operating results (see summarized financial information at Note F).

Shurgard Europe has a 20% interest in First Shurgard, SPRL (First Shurgard) an unconsolidated joint venture that was formed in January 2003. We have determined that First Shurgard is a VIE, and that Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard will be consolidated in our financial statements beginning in the quarter ended March 31, 2004. At December 31, 2003 First Shurgard had total assets of $175.0 million and total liabilities of $74.2 million. In addition, First Shurgard recognized a net loss of $5.3 million for the period from its inception through December 31, 2003. During 2003, we recognized equity in earnings of Shurgard Europe that included profit on intercompany transactions with First Shurgard totaling approximately $240,000 that would have been eliminated if First Shurgard were consolidated in the financial statements of Shurgard Europe and Shurgard Europe were included in our consolidated financial statements under the provisions of FIN 46R for that period.

We do not believe that any of our other subsidiaries are variable interest entities under the provisions of FIN 46R.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning in the third quarter of 2003, however, the FASB indefinitely deferred the implementation of SFAS No. 150 as it applies to certain minority interests in finite-lived entities. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. The disclosure requirements for certain minority interests in finite-lived entities still apply. We adopted the requirements of SFAS No. 150 in the third quarter of 2003, and considering the aforementioned deferral, there was no impact on our financial position, operating results or cash flows. However, the minority interests associated with certain of our consolidated joint ventures, that have finite lives under the terms of the partnership agreements, represent mandatorily redeemable interests as defined in SFAS No. 150. As of December 31, 2003, the aggregate book value of these minority interests in our Consolidated Balance Sheet was $10.1 million and we believe that the estimated aggregate settlement value of these interests was approximately $20.6 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would distribute to our joint venture partners assuming dissolution as of December 31, 2003. As required under the terms of the respective partnership agreements, subsequent changes to the estimated fair value of the assets and liabilities of the consolidated joint ventures will affect our estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Emerging Issues Task Force (EITF) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer proposed a clarification that for the purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance, to be applied through retroactive restatement in accordance with APB Opinion No. 20. In August 2002, we redeemed $50 million of preferred stock. Related issuance costs of $1.9 million, included in Additional Paid-in Capital, were not considered as a reduction to the carrying value of the preferred stock at the time of redemption. Adoption of EITF Topic D-42 resulted in a decrease in basic and diluted earnings per share by $0.06 in 2002. Earnings per share have been restated to reflect this change.

Note D—Storage Centers

The following table summarizes our storage centers assets per asset category:

	As of December 31,
	2003	2002 (as restated)
	(in thousands)
Land	$376,832	$338,379
Building	1,468,725	1,333,402
Equipment & Other	57,079	56,855

	1,902,636	1,728,636
Less: Accumulated Depreciation	(322,005)	(274,434)

	1,580,631	1,454,202
Construction in progress	38,867	46,679

	$1,619,498	$1,500,881

We determined that certain real estate assets were impaired. Using the expected cash flow method, we determined that the net book value of these properties exceeded their fair value less costs to sell. The total impairment loss for these properties was $9.9 million, $1.6 million and $158,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Additionally, the closure of warehouses of our containerized storage operations (see Note M) caused us to evaluate the assets associated with these warehouses. We recognized equipment impairment losses related to these warehouses of $652,000 in 2003 and $269,000 in 2001.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note E—Acquisitions

Minnesota Mini-Storage

On June 30, 2003, we completed the acquisition of five entities owning a total of 19 self storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage. The results of Minnesota Mini- Storage, have been included in our Consolidated Financial Statements since that date. We entered into this transaction to gain a market presence in Minnesota. As consideration in the transaction, we issued 3,050,000 shares of our common stock at closing and have agreed to issue an additional 50,000 shares if the properties meet certain revenue targets prior to the end of 2005. The acquisition was accounted for as a purchase transaction. If these earnings measures are met, we would record the additional amount as storage center.

The aggregate purchase price was $89.5 million, including $20 million in notes receivable from shareholders, recorded as a reduction of equity that secured $20 million in mortgage debt assumed in the transaction. The notes from shareholders were secured by a pledge of the shareholders’ Shurgard stock. The notes receivable and the assumed mortgage debt were paid in full in October 2003. The value of the Common Shares issued was determined based on the average market price of Shurgard’s Common Stock over the three days before and after the terms of the acquisition were agreed to and announced.

Due to the contingent shares issuable, the purchase price is not yet finalized; thus, the allocation of the purchase price is subject to refinement. As of December 31, 2003, we had recorded a liability of $1.8 million included in Accounts payable and other liabilities in the Consolidated Balance Sheet.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Receivables and other assets (1)	$1,037
Notes receivable from shareholder	20,000
Storage centers	91,735

Total assets acquired	112,772

Accounts payable and other liabilities	(1,492)
Contingent purchase price liability	(1,760)
Mortgage notes payable	(20,000)

Total liabilities assumed	(23,252)

Net assets acquired	$89,520

(1)	Receivables and other assets include customer related intangibles of $420,000 that were amortized over their expected useful lives of six months.

Morningstar Storage Centers, LLC

On June 26, 2002 we acquired a 74% member interest in Morningstar Storage Centers, LLC (Morningstar) for $62.1 million, net of $1.7 million of cash received as part of the properties’ assets. The results of Morningstar’s operations have been included in our consolidated financial statements since that date. Morningstar operates and owns, directly or indirectly, 40 existing self storage properties in North and South Carolina, including seven sites with pre-identified expansion opportunities and one site with continued development potential. In addition, we have entered into an agreement with certain of the members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

storage properties in North and South Carolina. The properties owned by Morningstar and the properties to be developed in the joint ventures will be managed by the other members of Morningstar through an affiliated entity.

This acquisition was accounted for as a purchase transaction. Assets and liabilities were recorded at fair value for the interest we acquired (74%) and at predecessor basis for the remaining minority interest (26%). The following table summarizes the purchase price allocation reflected in our consolidated financial statements:

(in thousands)
Receivables and other assets (1)	$3,153
Storage centers	133,934
Goodwill	191

Total assets acquired	137,278

Accounts payable and other liabilities	(2,255)
Long-term debt	(60,537)
Minority interest	(1,775)

Total liabilities assumed	(64,567)

Net assets acquired	72,711
Fair value of minority interest	(10,624)

Purchase price	$62,087

(1)	Receivables and other assets include customer related intangibles of $123,000 that were amortized over their expected useful lives of six months.

The following table summarizes unaudited pro forma results of operations for the years ended December 31, 2003, 2002 and 2001 as if the acquisitions of Minnesota Mini-Storage and Morningstar had taken place at the beginning of those periods.

	Pro Forma Results of Operations
	Year ended December 31, 2003		Year ended December 31, 2002		Year ended December 31, 2001
	As reported	Pro forma	As restated	Pro forma	As restated	Pro forma
	(in thousands except share data)
Revenue	$302,314	$308,896	$272,817	$293,977	$242,291	$271,643
Net Income	$37,638	$40,753	$48,059	$56,513	$22,787	$31,053
Basic earnings per share	$0.64	$0.69	$0.91	$1.06	$0.25	$0.47
Diluted earnings per share	$0.62	$0.68	$0.90	$1.05	$0.25	$0.47

Other acquisitions

We have an agreement with a California developer under which it purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers are purchased by a joint venture that we consolidate. Prior to such purchase, we have no ownership in the properties and accordingly, they are not included in any discussions in our operating results. The developer’s interest in the joint venture is based on a predetermined formula based on the fair value of the property at contribution. As of December 31, 2003, we had purchased five properties from that developer for a total cost of $33.6 million and had contributed six properties into the joint venture, including one property that we previously held under our tax retention operating lease. During the year ended December 31, 2003, we purchased one of the completed storage centers for $6.3 million.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, we had guaranteed $14.0 million in outstanding debt for three properties related to this agreement. In addition, during 2003 we agreed to lend up to $6.2 million to this developer to fund the construction of one property. As of December 31, 2003, $1.7 million had been drawn on this collateralized note, which is included in other assets.

Note F—Investment in Shurgard Europe

In 2001, 2002 and through April 2003 our ownership interest in Shurgard Europe was 7.57%. During the period from April 2003 through December 31, 2003, we entered several transactions which resulted in an additional 47.15% indirect ownership in Shurgard Europe and 30.75 % direct ownership interest. Our combined direct and indirect ownership in Shurgard Europe at December 31, 2003 totaled 85.47% and we had an investment of $319.3 million. Our investment in Shurgard Europe at December 31, 2002 was negative $8.3 million and was included in Accounts payable and other liabilities on the Consolidated Balance Sheet. The difference between our investment in Shurgard Europe and our proportionate share of the underlying equity is primarily a result of the fact that we paid more than book value for the ownership interests in Shurgard Europe acquired from our former investment partners. This difference is attributed to the underlying buildings and land owned by Shurgard Europe and, accordingly, the amount attributed to buildings is being amortized to equity in earnings over a period of 30 years. Our investment activity is summarized as follows:

Shurgard Europe:  We increased our direct ownership in Shurgard Europe through the following transactions: (i) On April 30, 2003 we acquired an additional 10.64% ownership for $49.7 million and (ii) on July 18, 2003, we acquired an additional 19.86% ownership interest for approximately $101.6 million.

Recom & Co., SNC:  Recom is a Belgian partnership that holds an investment in Shurgard Europe. We increased our indirect ownership in Shurgard Europe through the following transactions: (i) On June 28, 2003, we purchased additional Recom shares representing 79.0% of Recom’s capital stock for a price of $856,000, increasing our ownership interest in Recom from 9.1% to 88.1%. (ii) and on December 31, 2003 we increased our ownership in Recom by 0.5% by converting $24.9 million of outstanding bonds to equity.

(iii) On October 6, 2003 we purchased from our European operating partners an additional 8.2% interest in Recom and an additional 0.25% in Shurgard Europe for 395,000 shares of our Class A Common Stock with an approximate value of $14.3 million and the forgiveness of certain promissory notes totaling $1.7 million.

We also purchased $153.0 million of bonds issued by Recom on June 19, 2003. These bonds are eliminated in our Consolidated Financial Statements upon consolidation of Recom.

Through December 31, 2003, we have accounted for Shurgard Europe under the equity method because our partners have maintained substantive veto rights that limit our ability to control the entity. As discussed in Note C, upon the adoption of FIN 46R in the first quarter of 2004 we will consolidate Shurgard Europe.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is summarized financial information for Shurgard Europe. Shurgard Europe’s functional currency is the Euro. This financial information has been translated from Euro for reporting purposes. Non-monetary assets and liabilities are converted at historical exchange rates, monetary assets and liabilities are remeasured at the exchange rate in effect as of the end of each period and income statement accounts are remeasured at the average exchange rate for each period.

Shurgard Self Storage S.C.A.

Consolidated Balance Sheets

	As of December 31,
	2003	2002 (as restated)
	(in thousands)
ASSETS
Storage centers:
Land	$137,615	$83,297
Buildings and equipment, net	400,397	279,570
Construction in progress	12,766	87,225

Total storage centers	550,778	450,092
Investment in and receivables from affiliates	29,824	—
Cash and cash equivalents	11,965	24,978
Other assets	31,902	30,103

Total assets	$624,469	$505,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$41,637	$35,617
Liabilities under capital leases	11,391	9,469
Bonds payable to Shurgard	57,287	49,623
Line of credit	376,553	270,936
Subordinated loan payable	—	127,620

Total liabilities	486,868	493,265
Shareholders’ equity
Shareholders’ equity	137,601	11,908

Total liabilities and shareholders’ equity	$624,469	$505,173

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shurgard Self Storage S.C.A.

Consolidated Statements of Operations

	For the year ended as of December 31,
	2003	2002 (as restated)	2001 (as restated)
	(in thousands)
Revenue
Storage center operations	$67,318	$43,512	$26,526
Other revenue	11,376	—	—

Total revenue	78,694	43,512	26,526

Expenses
Operating	54,383	32,236	24,296
Real estate taxes	3,540	2,193	1,777
Depreciation and amortization	19,433	12,959	9,044
General, administrative and other	6,181	4,798	3,425

Total expenses	83,537	52,186	38,542

Net loss from operations	(4,843)	(8,674)	(12,016)

Other Income (Expense)
Interest income and other	1,520	620	482
Interest and other charges	(21,508)	(13,863)	(9,206)
Interest expense on bonds payable to Shurgard	(6,889)	(1,403)	—
Interest expense on subordinated loan to a related party	(7,774)	(8,881)	(7,750)
Foreign currency translation gain on bonds payable	9,830	2,357	—

Loss before income tax (expense) benefit	(29,664)	(29,844)	(28,490)
Income tax (expense) benefit	(202)	13	—

Net loss before cumulative effect of accounting change	$(29,866)	$(29,831)	$(28,490)
Cumulative effect of a change in accounting principle	—	—	(1,106)

Net loss	$(29,866)	$(29,831)	$(29,596)

We have eliminated in consolidation interest income related to the preferred bonds of Shurgard Europe (see Note L) of $6.9 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively.

Note G—Lines of Credit

As of December 31, 2003, we had an unsecured domestic line of credit to borrow $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR (London Interbank Offering Rate) or the prime rate at our option. Availability under this line of credit is limited based on various financial covenants. At December 31, 2003, the available amount was $96.8 million. At December 31, 2003 and 2002, amounts totaling $263.2 million and $113.5 million, respectively were outstanding and the weighted average interest rate was 2.37% and 2.75%, respectively. In April 2004, the terms of our line of credit were amended such that certain subsidiaries of Shurgard became guarantors under the line of credit and to accommodate certain modifications in our current financial statement presentation.

At December 31, 2002, $154.1 million was drawn under the line of credit of Storage Center Trust (SCT) for the financing of the properties under our tax retention operating leases. Upon exercising our right to purchase the remaining properties under our tax operating leases, in June 2003, the trust repaid all borrowings under this line. This line of credit matures on February 2005.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2004, we entered into a new unsecured credit agreement to borrow an additional $100 million at an interest rate of 125 basis points over LIBOR or the prime rate at our option. The facility was provided by a sub-group of our existing bank group and was fully underwritten by our agent bank. The facility contains various covenants that are consistent with our $360 million revolving credit facility and matures in February 2005.

Note H—Notes Payable

The following table summarizes our notes payable:

	As of December 31,
	2003	2002 (as restated)
	(in thousands)
Senior notes payable	$500,000	$300,000
Mortgage notes payable	209,889	207,792

	709,889	507,792
Premium on senior notes payable	381	1,601
Discount on senior notes payable	(780)	—
Premium on mortgage notes payable	1,536	1,919

	$711,026	$511,312

Senior Notes Payable

On March 19, 2003, we issued $200 million (net proceeds of $197.9 million) in senior unsecured notes bearing interest at 5.875%, due 2013. The notes require semi-annual interest payments due March 15 and September 15.

On February 22, 2001, we issued $200 million in senior unsecured notes bearing interest at 7.75% and due 2011. The notes require semi-annual interest payments due February 22 and August 22 of each year.

In April 1997, we issued $100 million in senior unsecured notes, $50 million of which are seven year notes due April 2004 bearing interest at 7.5% and $50 million of which are ten year notes due April 2007 bearing interest at 7.625%. The notes require semi-annual interest due April 25 and October 25. We repaid $50 million of these notes in April 2004. During 2002 we entered into, and later terminated, a fixed to variable rate swap for $50 million of the senior notes payable due in 2004. This hedge was designated as a fair value hedge. As a result of this hedge, the carrying value of the bonds was increased by $382,000 during 2003 and $1.6 million during 2002 (see Note Q).

Each of these notes contains covenants that require us to submit financial information to the trustee and maintain certain financial ratios. As of December 31, 2003, we were in compliance with all debt covenants. One of the covenants requires that we provide audited consolidated financial statements to our bondholders. We were not in compliance with this covenant as of April 15, 2004 and are eligible to receive a notice of default under these notes from the trustee. No such notice of default has been received. Under the terms of the agreements, we have an automatic 60 days to cure this default from the date notice is received from our bond trustee. A default, once notified, is fully cured upon providing these consolidated financial statements within the 60 day cure period.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Notes Payable

Our mortgage notes payable consist of the following:

	As of December 31,
	2003	2002 (as restated)
	(in thousands)
Fixed rate mortgages of consolidated entities, interest rates from 5.29% to 9.03% at December 31, 2003, maturity dates ranging from 2005 to 2013, collateralized by properties	$127,290	$125,124
Variable rate mortgages of consolidated entities, interest rates range from 3.3% to 4.0% at December 31, 2003, maturity dates ranging from 2004 to 2007, collateralized by properties.	82,599	82,668

	$209,889	$207,792

As of December 31, 2003 and 2002, the mortgage note payable is collateralized by storage centers with a net book value of $269.5 million and $284.8 million, respectively.

At December 31, 2003 and 2002, $66.3 million of a mortgage note payable was collateralized by 21 properties, owned by a joint venture accounted for as a financing arrangement (see Note I) and is a non-recourse credit facility that requires payments of interest only. In December 2003, we exercised the first of two one year extension options which extended the maturity date of the loan to December 31, 2004.

On July 24, 2002, we paid $1.2 million to retire a mortgage note payable incurring prepayment penalties of $164,000 which are included in interest expense in the Consolidated Statements of Income.

On June 27, 2002, we paid $12.5 million to pay off a participating mortgage including $7.3 million in mortgage debt, $5.0 million in participation rights and $0.2 million in prepayment penalties. In connection with the early extinguishment of this debt, we recorded a gain, of $1.2 million, net of prepayment penalties, that has been reclassified from income from extraordinary item to interest income and other, net.

At December 31, 2003, scheduled amortization and maturities of all notes payable for the next five years and thereafter are as follows (in thousands):

Year	Amount
2004	$123,242
2005	18,587
2006	7,797
2007	53,699
2008	20,560
Thereafter	486,004

$709,889

Note I—Participation Rights

During the past several years we formed four joint ventures with participation rights: SFPI in May 1998 with Fremont Storage Partners I, SFPII in March 1999 with Fremont Storage Partners II, Shurgard/K&S I, LLC

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in October 1999 with K&S Storage, LLC and CCP/Shurgard Venture, LLC (CCP/Shurgard) in December 2000 with an affiliate of JP Morgan Partners. Under these joint venture agreements, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, on completion, contributed those storage centers to the joint ventures. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). Our partner had the right to cause the joint venture to put those storage centers to us. The purchase price for the put is calculated as the greater of (a) that amount necessary to provide a specified return on the partners’ contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI (See Note V) divided by 9.25%, plus assumption or payoff of the allocated mortgage debt. We have continuing involvement with these joint ventures and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for these joint ventures as financing arrangements and, as such, recognize all activities related to those properties in our financial statements. Additionally, we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our joint venture partners’ share of the estimated option purchase price based on the best evidence available to us. The discount is amortized as a component of interest expense over the estimated term of the related agreements. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreements. The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our Consolidated Balance Sheets, and the related revenue and expenses of these properties are included in our Consolidated Statements of Income.

During 2001, we exercised our option to acquire our joint venture partner’s interest in SFP I, SFP II and Shurgard/K&S I for a total of $69.5 million. These acquisitions were accounted for as a reduction in participation rights liability. During 2002, we re-evaluated our estimate of the option price, the projected timing of our joint venture partner’s exercise of their put option and the related expected cash flows. These changes were accounted for as a change in estimate, reduced gross participation rights and subsequent amortization of participation rights. The effect of this change in estimate on the 2002 financial statements decreased gross participation rights by $6.4 million and increased net income by $3.4 million and increased diluted earnings per share by $0.10.

On June 27, 2002, we paid off the participating mortgage for one storage center. The lenders were to receive 90% of the property’s appreciation. As a result this mortgage was accounted for in the same manner as described above. We paid off this participating mortgage for $12.5 million including $7.3 million in mortgage debt and $0.2 million in prepayment penalties. The remaining $5.0 million payment was accounted for as reduction in participation rights. In connection with the early extinguishment of this debt, we recognized a gain of $1.2 million, net of prepayment penalties, that has been reclassified from income from extraordinary item to interest income and other, net.

In September 2003, CCPRE-Storage, LLC exercised its right to have the joint venture put to us five properties. In March 2004 we gave notice of our intention to acquire one of the properties subject to the offer for $4.4 million and declined to purchase the remaining four properties at the put price. The properties that we did not agree to purchase under the put may be sold on the open market at the discretion of our joint venture partner. The decision not to purchase these four properties resulted in a $6.9 million reduction of our net participation rights liability at December 31, 2003, representing the accrued participation liability recorded for these properties through September 30, 2003, and a corresponding increase in income was recorded in interest income and other, net. An impairment loss of $7.5 million was recorded at December 31, 2003 to reflect the anticipated decline in value to be recovered by us upon disposition of the related properties in 2004.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated liability for participation rights and the related discount:

	Year ended December 31,
	2003	2002
	(in thousands)
Gross participation rights	$44,676	$49,842
Participation rights discount	(4,053)	(2,370)

Participation rights liability, net of discount	$40,623	$47,472

Note J—Lease Obligations

We lease certain parcels of land and buildings and equipment under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

2004	$5,881
2005	5,975
2006	5,826
2007	4,835
2008	3,458
Thereafter	50,019

$75,994

Expense under these leases was approximately $5.6 million, $5.8 million and $5.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Certain of our land leases include escalation clauses, and related lease expenses are recognized on a straight-line basis.

Note K—Other Assets

The following table summarizes other assets per category:

	Year ended December 31,
	2003	2002 (as restated)
	(in thousands)
Non-competition agreements, net of amortization of $7,979 in 2003 and $7,377 in 2002	$660	$1,263
Financing costs, net of amortization of $7,928 in 2003 and $5,425 in 2002	6,217	6,330
Land held for sale	1,530	1,916
Notes receivable	5,330	2,523
Receivables and prepaid assets	12,621	12,765
Other Assets, net of amortization of $930 in 2003 and $440 in 2002	7,964	6,301

Total other assets	$34,322	$31,098

Note L—Related Party Transactions

In June 2001, we acquired 26,250 shares of Class A Common Stock of STG, a previously unconsolidated entity, for approximately $60,000. The acquired Class A Common Stock was owned by ten current and former

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees and officers of Shurgard. The purchase price for the stock was established by independent members of the Board of Directors, giving consideration to a valuation report prepared by a third party, after consultation with independent counsel. This transaction increased our ownership interest in STG to 100%. After the purchase we owned all of the Class A Common Stock of Shurgard STG, and the entity was thereafter consolidated.

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we own 85.47% as of December 31, 2003. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $55 million with an additional $20 million that can be drawn by First Shurgard only in the event of a default of the five year debt facility between First Shurgard and a group of commercial banks. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at any time prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement with Shurgard Europe entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $20 million entitles us to a commitment fee of 2% of the $20 million. These fees are being recognized in income using the effective interest method over the extended term of the bonds. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments SARL (Crescent), Shurgard Europe’s partner in the joint venture. As of December 31, 2003, $55.3 million of U.S. dollar denominated bonds had been issued to us under this commitment including $6.0 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included on our Consolidated Balance Sheets in notes receivable affiliate and the related income and fees are included in our Consolidated Statements of income in Interest income other, net. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in equity in losses of other real estate investments, net and therefore the impact of interest is eliminated in the Consolidated Statements of Income. In addition to interest expense, Shurgard Europe incurred a foreign exchange gain on the U.S. dollar denominated bonds. Our pro-rata portion of foreign exchange gain is $5.1 million and is included in equity in losses of other real estate investments, net for the year ended December 31, 2003.

In May 2003, Shurgard Europe entered into an agreement with Crescent to create First Shurgard in which Shurgard Europe has a 20% interest. Shurgard Europe has transferred ten properties, which were under development, into this joint venture. First Shurgard has equity commitments of €20.0 million ($25.1 million at December 31, 2003) from Shurgard Europe and €80 million ($100.4 million at December 31, 2003) from Crescent, of which €16.0 million ($20.1 million at December 31, 2003) remains to be drawn, and has obtained a non-recourse five-year debt facility for €140 million ($175.7 million at December 31, 2003) from a group of commercial banks. As part of a joint venture agreement with First Shurgard, Shurgard Europe receives development fees equal to 7% of the cost of newly developed storage centers and management fees equal to 7% of revenues. Also, Shurgard Europe received from First Shurgard a cost of interest for the period that it owns properties prior to contributing them to the joint venture. For the year ended December 31, 2003, our equity method loss from Shurgard Europe includes revenue of $7.2 million for development and initial fees from First Shurgard, $325,000 in management fees and $433,000 in interest income for cost of interest.

Recom, a consolidated subsidiary as of June 28, 2003, made a subordinated loan to Shurgard Europe in 1999. In September 2003, Recom and other Shurgard Europe warrant holders exercised their warrants to

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase additional equity interests in Shurgard Europe. The majority of the warrants were held by Recom who upon exercise, exchanged $139.6 million of the subordinated loan payable, an amount equal to the exercise price of the warrants. Cash proceeds from the exercise of the remaining warrants and other borrowings by Shurgard Europe were used to repay the remaining $7.5 million balance of the subordinated loan payable.

During the second quarter of 2003, we acquired the general partner interests in Shurgard Partners LP II (Shurgard Partners II), the general partner of Shurgard Institutional Fund LP II (Institutional II), a consolidated entity, for $1.6 million. The acquired Shurgard Partners II general partner interests were owned by an unaffiliated third party and an officer of the Company. The acquisition was, in part, in response to the Board of Directors stated objective of eliminating existing historical arrangements involving related parties. The purchase price payable for the acquired Shurgard Partners II general partner interests was governed by the terms of the partnership agreements for Shurgard Partners II and Institutional II, and was based upon the fair market value of the property owned by Institutional II as determined by a third party appraisal. This transaction increased our ownership of Institutional II from 99% to 100%. Of the $1.6 million total purchase price, $784,000 was paid to an officer of the Company to acquire his partnership interest in Shurgard Partners II. Subsequent to the end of the third quarter 2003, we identified an error in the calculation of the purchase price paid for the Shurgard Partners II general partner interests. This error resulted in an overpayment to the general partners of Shurgard Partners II of approximately $1.4 million. The partners reimbursed us for this overpayment. Of this approximately $1.4 million, approximately $700,000 was repaid by the officer of Shurgard.

On June 30, 2003, we issued $20 million in Shurgard Common Stock in exchange for notes receivable from shareholders. The shares were initially recorded as a reduction of shareholders’ equity, that secured $20 million in mortgage debt assumed in the purchase of Minnesota Mini Storage (see Note E). The notes from shareholders were collateralized by a pledge of the shareholders’ Shurgard common stock and were paid in full in October 2003 and the $20 million were reclassified to shareholders’ equity.

On July 8, 2003, we loaned €1.9 million (approximately $2,151,940 based on exchange rates as of July 8, 2003, which rates were applied in all the amounts listed below) to E-Parco, a Belgian company which is owned by certain employees of Shurgard Europe. E-Parco has an indirect ownership interest in Shurgard Europe through Recom, a Belgian company and Shurgard subsidiary. The proceeds of this loan were used by E-Parco to repurchase its shares from Mr. Grant, an officer of the Company, and certain former employees of Shurgard Europe. Mr. Grant received €1.2 million (approximately $1,359,120) for his shares and €0.7 million (approximately $792,820) was paid to the former employees. The purchase price for the E-Parco shares was based on recent third party sales transactions for interests in Shurgard Europe. As partial consideration for the loan, E-Parco granted Shurgard an option to purchase its 377 Recom shares for €4.3 million (approximately $4,870,180) plus forgiveness of the loan including accrued interest. Acquiring E-Parco’s shares would make us the sole shareholder of Recom. The loan is due and the option expires in July 2004.

In April 2004, the Board of Directors of Shurgard approved the exercise of our option to purchase the remaining shares of Recom owned by E-Parco on the terms and conditions described above. The transaction is expected to be completed by July 2004.

Note M—Exit Costs

In December 2001, the Board of Directors approved a plan to exit the operations of STG in the Atlanta and Southern California markets. In connection with this decision, we accrued incremental costs that we expected to incur during the closing of the warehouses. These costs consisted primarily of lease termination fees for warehouses and equipment, and estimated losses on sale of containers during closing of $2.8 million that are

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in General and administrative expenses on the Consolidated statement of income. In addition, impairment losses on certain assets and goodwill of $2.1 million were recorded in impairment expenses. The costs charged to this accrual during 2002 consisted primarily of lease termination fees. As of December 31, 2003 the remaining accrued exit costs consisted entirely of lease costs.

(in thousands)
Total accrued exit costs as of January 1, 2002	$2,790
Payments made	(1,771)

Total accrued exit costs as of December 31, 2002	1,019
Payments made	(507)

Total accrued exit costs as of December 31, 2003	$512

In December 2003, the Board of Directors approved an exit plan to close the remaining STG warehouses in the Northern California, Oregon and Washington markets and the operations of Shurgard Preferred Partners. This decision caused us to evaluate the assets associated with these operations. Using the discounted cash flow method for determining the fair value of assets associated with the warehouses, we determined that the remaining net book value of assets of our containerized storage operations of $843,000, and the $491,000 goodwill associated with the Northern California and Washington warehouses were impaired. In addition, the value of certain equipment assets of Shurgard Preferred Partners was impaired.

By the end of the first quarter of 2004, we had ceased to use all of our containerized facilities. As of December 31, 2003, we had operating lease obligations through 2008 for all the warehouses and certain equipment of $10.3 million. As of May 2004, we had entered in subleasing agreements for two warehouses and we were still examining sub-leasing possibilities for one warehouse. In the first quarter 2004, we recognized at its fair value, a liability of $1.8 million for the remaining lease rentals reduced by estimated sublease rentals. Also, in the first quarter of 2004 we incurred termination benefits, contract termination costs and costs associated with the relocation of customers of approximately $385,000.

Note N—Income Taxes

We elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code, commencing with our taxable year ended December 31, 1994. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. It is our current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent years. Even if we qualify for taxation as a REIT, we are subject to certain state and local taxes on income and property, and to federal income and excise taxes on undistributed taxable income. In addition, taxable income from non-REIT activities managed through our taxable REIT subsidiaries is subject to federal, state and local income taxes. As of December 31, 2003 we believe we were in compliance with REIT requirements.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2003, 2002 and 2001 distributions paid per share were taxable as follows:

	Year ended December 31,
	2003		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(in thousands)
Ordinary income	$1.67	77.7%	$1.92	90.8%	$1.74	84.1%
Capital gains	0.06	2.8%	0.08	3.8%	0.07	3.4%
Return of capital	0.42	19.5%	0.11	5.4%	0.26	12.5%

	$2.15	100.0%	$2.11	100.0%	$2.07	100.0%

In June 2001, we purchased the remaining shares of STG, a taxable REIT subsidiary, and began consolidating the assets and liabilities of STG as of that date. In addition, we began operations for Shurgard TRS, Inc., a taxable REIT subsidiary, in 2002, which includes Shurgard Preferred Partners, Storage Line Management and SS Income Plan. STG has also been merged into Storage To Go, LLC, a wholly-owned subsidiary of Shurgard TRS in 2002.

On June 28, 2003 we started consolidating Recom, a Belgian subsidiary that is subject to foreign income taxes. For the year ended December 31, 2003, we recognized a $1.6 million income tax expense for Recom. As of December 31, 2003 we had a tax liability of $1.8 million for Recom which represents the outstanding tax liability for the 2003 tax year.

The components of deferred tax assets (liabilities) for Shurgard TRS at December 31, 2003 are included in the table below. As of December 31, 2003 and 2002 we had established a valuation allowance for the value of our deferred tax assets. Given the history of losses of our TRS we have concluded there is insufficient evidence at this point to justify recognition of the benefits of these deferred tax assets on our books. We had net operating loss carryforwards of $24.4 million, $24.5 million and $21.0 million as of December 31, 2003, 2002 and 2001, respectively, that will expire starting in 2012.

	Year ended December 31,
	2003	2002 (as restated)
	(in thousands)
Net operating loss carryforward	$8,291	$8,322
Losses on assets recognition	757
Other	362	81

Net deferred tax asset	9,410	8,403

Valuation allowance	(9,410)	$(8,403)

Net Deferred tax asset	$—	$—

We increased our valuation allowance for deferred tax assets by $1.0 million, $456,000 and $7.9 million in 2003, 2002 and 2001, respectively.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note O—Goodwill and Other Assets

On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The following table summarizes our net income for the year ended 2001, excluding goodwill amortization prior to adoption of SFAS No. 142.

	For the year ended December 31, 2001
	(in thousands except per share data)
Net income (as restated)		$22,787
Add back: Goodwill and trademark amortization		1,073

Adjusted net income		$23,860

Earnings per share:	Basic	Diluted
Net income (as restated)	$0.25	$0.25
Add back: Goodwill	0.01	0.01

Adjusted net income	$0.26	$0.26

At December 31, 2003 we determined that the remaining goodwill on STG was fully impaired due to the closure of containerized storage operations. As a result, we recorded an impairment loss of $491,000. The following table summarizes our expected amortization of intangible assets, as included in Other assets, net in our Consolidated Balance Sheets, over the next five years (in thousands):

2004	$417
2005	368
2006	128
2007	70
2008	31

$1,014

Note P—Shareholders’ Equity

Shurgard has 40 million shares of preferred stock authorized, of which 2.8 million shares have been designated as Series A Junior Participating Preferred Stock (none were issued or outstanding at December 31, 2003), 2 million shares have been designated as Series B Cumulative Redeemable Preferred Stock (none of which are issued or outstanding at December 31, 2003, as discussed below), 2 million shares have been designated as Series C Cumulative Redeemable Preferred Stock (2 million shares of which were issued and outstanding at December 31, 2003, as discussed below), and 3.45 million shares have been designated as Series D Cumulative Redeemable Preferred Stock (3.45 million shares of which were issued and outstanding at December 31, 2003, as discussed below). The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series and the designation thereof.

Series C Cumulative Redeemable Preferred Stock requires quarterly distribution payments totaling 8.7% per year and became callable at our option in December 2003, at a redemption price of $25 per share.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2001, we raised $86.25 million (approximately $83.1 million in net proceeds) through the sale of 3.45 million shares of Series D Cumulative Redeemable Preferred Stock. These preferred shares require quarterly distributions of 8.75% per year and are callable at our option in February 2006, at a redemption price of $25 per share.

In 2001, we raised net proceeds after offering costs of $76.0 million through the sale of 2.7 million shares of Class A Common Stock.

On June 28, 2002, we raised $86.25 million (approximately $82.3 million net proceeds) through the sale of 2.5 million shares of Class A Common Stock. We used approximately $50 million of the proceeds to redeem in full our 8.80% Series B Cumulative Redeemable Preferred Stock, issued on April 16, 1997. In July 2003, we de-registered the 2.3 million shares that were designated as Series B Cumulative Redeemable Preferred Stock. Additional proceeds were used to repay a portion of the indebtedness under our revolving credit facility.

On July 11, 2003, we raised $186.9 million (approximately $178.2 million of net proceeds) through the sale to the public of 5.75 million shares of Class A Common Stock. We used approximately $101.6 million of the proceeds to fund the acquisition of an additional 19.7% ownership interest in Shurgard Europe (see Note F). Additional proceeds were used to repay a portion of the indebtedness under our line of credit, which includes amounts we borrowed to purchase the 36 properties that we previously operated under our tax retention operating leases and to fund our additional investment in Recom.

In June 2003, we issued 3,050,000 shares of Class A Common Stock in connection with our purchase of Minnesota Mini Storage (see Note E).

In October 2003, we issued 395,000 shares of Class A Common Stock in connection with our purchase of our European operating partners’ interest in Recom and Shurgard Europe (see note F).

Note Q—Derivative Financial Instruments

We use derivative instruments to manage exposures to interest rate, and credit risks. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the impact of these exposures as effectively as possible.

The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative reduction in Other Comprehensive Income (OCI) of $218,000. The reduction in OCI was attributable to losses on cash flow hedges. These cash flow hedges were all settled in 2001, and upon settlement we reversed the residual other comprehensive income balance that related to those hedges. There was no net gain or loss recognized in earnings for the years ended December 2003, 2002 and 2001 due to hedge ineffectiveness.

Interest rate risk:

During 2001, we entered into three interest rate swaps to mitigate the risk of interest rate fluctuations related to our purchase options under our TROL. These derivative instruments do not qualify for hedge accounting treatment under SFAS No. 133. They are recorded on the Consolidated Balance Sheet at estimated fair value and adjusted each period through earnings. As of December 31, 2003, our liability under the derivative instruments is $14.8 million. We recorded $2.2 million, $11.0 million and $1.6 million in unrealized loss for these financial instruments for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, for the year ended December 31, 2001, we recognized $1.2 million in interest income and other, net related to the termination

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of swap agreements for SFPI and SFPII in connection with paying off the debt. We entered into a new interest rate cap in January 2004.

During 2000, we entered into an interest rate cap on the non-recourse credit facility of CCP/Shurgard to borrow up to $67.7 million, of which $66.3 million was outstanding at December 31, 2003. In addition, we had an interest rate swap in effect which fixes the interest rate at 6.93%. The assessment of hedge effectiveness is based on the cumulative dollar offset approach and involves a comparison of the cumulative change in fair value of the actual swap designated as the hedging instrument to the cumulative change in fair value of a hypothetical swap, with terms that identically match the critical terms of the item being hedged. The combined interest rate cap and swap qualified for hedging accounting and we did not record any gain or loss due to ineffectiveness through income. Changes in the time value of the interest rate cap have been excluded from the assessment of hedge effectiveness are reported in Interest income and other, net on the Consolidated Statements of Income and were $5,000, $17,000 and $126,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The interest cap and swap expired as of December 31, 2003.

Credit risk:

By using derivative instruments, we expose ourselves to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair-value gain in a derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes us, thus creating a repayment risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, assume no repayment risk. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by our senior management team in our Finance and Treasury department. Further, when the circumstances are deemed appropriate, we may request that collateral be provided by the counterparty.

Market risk is the adverse effect that a change in interest rates might have on the value of a financial instrument. We manage the market risk associated with interest rates by establishing and monitoring limits for the types and degree of risk that may be undertaken. We also employ the use of a third party advisor to provide assistance in advising on the type of financial instruments that should be employed relative to meeting our objectives for each financial transaction.

In March 2002, we entered into a fixed to variable interest rate swap for $50 million of the senior notes payable due in 2004. This hedge was designated as a fair value hedge. The gain or loss on the swap and the bonds were recognized in earnings and the carrying value of the bonds is adjusted accordingly. On August 20, 2002, we terminated these swaps at a gain of $2 million. This gain is being amortized to interest expense as an adjustment to the carrying value of the bonds over the remaining life of the bonds using the effective interest method. For the years ended December 31, 2003 and 2002, interest expense was reduced by $1.2 million and $452,000, respectively, for amortization of the gain. The carrying value of the bonds was increased by $382,000 and $1.6 million during 2003 and 2002, respectively.

We had financial instrument liabilities of $14.8 million and $14.7 million as of December 31, 2003 and 2002, respectively, which are included in accounts payable and other liabilities on our Consolidated Balance Sheets.

Note R—Foreign operations

Recom, a consolidated foreign entity with a U.S. dollar functional currency, has transactions that are denominated in other than U.S. dollars. In such cases, non-monetary assets and liabilities are converted at

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of the period and income statement accounts are re-measured at the average exchange rate for the period. Gains and losses from such re-measurements are generally included in results of operations. A $645,000 foreign exchange loss was recorded in 2003.

We translate our share of the earnings or losses in Shurgard Europe at the average exchange rate for the period. Shurgard Europe incurred a foreign exchange gain on the U.S. dollar denominated bonds (see note L).

The functional currency for our unconsolidated investees in Europe is the local currency of the country in which the entity is located (Euro for members of the European Union that have adopted the Euro, Krona for Sweden, Pound Sterling for the United Kingdom, Krone for Denmark).

We hold certain notes receivables that are denominated in Euro. We recognized a $213,000 foreign exchange gain in 2003 on those notes upon settlement or re-measurement at the exchange rates in effect at the end of the year.

Note S—Stock Compensation and Benefit Plans

The 1993 Stock Option Plan (the 1993 Plan) provides for the granting of options for up to 3% of our outstanding shares of Class A Common Stock at the end of each year, limited in the aggregate to 5,000,000 shares. In general, the options vest ratably over five years and must be exercised within ten years from the date of grant. The exercise price for qualified incentive options under the 1993 Plan must be at least equal to the fair market value at the date of grant. The 1993 Plan expired in 2003. The remaining outstanding options under the 1993 Plan expire in 2005.

In 1993, we also established the Stock Option Plan for Non-employee Directors as amended during 1995 (the Directors Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. Options under this plan vest on the date of our next annual meeting so long as such director continues to serve as a director until such date. In 1998 the Director’s Plan was amended and restated to provide for discretionary grants. The exercise price for options granted under the Directors Plan are equal to the fair market value on the day before the date of grant. The Director’s plan expired in July 2003 and no options were granted under that plan in 2003.

The 1995 Long-Term Incentive Compensation Plan (the 1995 Plan) provided for the granting of options for up to 2% of the adjusted average shares of our Class A Common Stock outstanding during the preceding calendar year, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 1995 Plan required mandatory acceleration of vesting in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of Shurgard, except where such awards were assumed or replaced in the transaction. The 1995 Plan permitted the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by tax legislation. The 1995 Plan allowed for grants to consultants and agents, as well as our officers and key employees. The 1995 Plan expired in July 2000. The remaining outstanding options under the 1995 Plan expire in 2010.

The 2000 Long-Term Incentive Compensation Plan (the 2000 Plan) provides for the granting of options for up to 2.8 million shares of our Class A Common Stock, as well as stock appreciation rights, stock awards (including restricted stock), performance awards, other stock-based awards and distribution equivalent rights. The 2000 Plan requires mandatory acceleration of vesting in the event of certain mergers and consolidations or a

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sale of substantially all the assets or a liquidation of Shurgard, except where such awards are assumed or replaced in the transaction. The 2000 Plan permits the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards and contains certain limitations imposed by tax legislation. The 2000 Plan allows for grants to consultants and agents, as well as our officers, directors and key employees. In 2003, all grants of stock options were made under the 2000 Plan. There were 546,348 shares authorized for grant under this plan at December 31, 2003. We granted 101,650, 38,005 and 34,289 shares of restricted Class A Common Stock to officers and key employees for the years ended December 31, 2003, 2002 and 2001, respectively, and recorded approximately $948,000, $416,000 and $175,000 in compensation expense, respectively. The shares granted entitle the grantee to all shareholder rights: however, the shares generally vest ratably over 5 years. In December 2003, we granted a special restricted stock award to an officer, with accelerated vesting, for 38,889 of the 56,473 shares granted, through June 2004. The remaining shares vest in equal 25% increments over four years commencing in December 2003. In 2003 we recorded approximately $270,000 in compensation expense for this award. If a grantee’s employment is terminated prior to the end of the five-year period, the unvested shares will be forfeited. In 2003, 3,651 shares were forfeited due to employee terminations. We granted 142,358 shares of discounted options to officers and key employees in December 2001 and an additional 9,718 in 2002. During 2003 we recognized $202,000 in expense related to these options.

In April 2004, the Board of Directors approved the 2004 Long-Term Incentive Compensation Plan (the 2004 Plan), subject to shareholder’s approval. The 2004 Plan is the successor to our existing 2000 Plan. The 2004 Plan provides for grants of stock options, stock awards (including restricted stock), performance awards, and other stock-based awards. The purpose of the 2004 Plan is to enhance the long-term profitability and shareholder value of the Company by offering incentives and rewards to those employees, officers, directors, consultants and agents of Shurgard and its subsidiaries who are key to our growth and success, and to encourage them to remain in the service of Shurgard and its subsidiaries and to acquire and maintain stock ownership in the Company. The 2004 Plan will be submitted for approval at the 2004 Annual Meeting of Shareholders.

The fair value of options granted under our stock option plans during 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 7.97%, 8.20% and 8.41%; expected volatility of 23%, 20% and 19%; risk free interest rate of 2.94%, 2.76% and 5.07%; and expected life of 5.6 years, 5.2 years and 6.5 years, respectively. The weighted-average fair value of options at the date of grant was $3.12 for options granted in 2003.

The weighted average remaining contractual life of options outstanding at December 31, 2003 was 7.2 years and option exercise prices ranged from $20.75 to $37.60 per share.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2001	2,989,639	$23.98
Granted	545,418	28.77
Forfeited	(201,809)	24.71
Exercised	(240,064)	22.82

Outstanding, December 31, 2001	3,093,184	24.86
Granted	495,939	31.38
Forfeited	(157,335)	24.95
Exercised	(535,327)	23.78

Outstanding, December 31, 2002	2,896,461	26.17
Granted	492,350	36.43
Forfeited	(72,283)	23.67
Exercised	(429,234)	29.46

Outstanding, December 31, 2003	2,887,294	28.21

Exercisable, December 31, 2001	1,517,840	24.69

Exercisable, December 31, 2002	1,819,232	24.78

Exercisable, December 31, 2003	1,982,611	25.67

Range of Exercise Prices	Number of Options Outstanding December 31, 2003	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2003
$20.75 to $23.31	978,889	6.4 years	978,889
24.56 to 29.15	750,913	5.3 years	653,790
29.97 to 33.30	738,222	8.6 years	338,264
33.45 to 37.60	419,270	9.9 years	11,668

	2,887,294		1,982,611

In 1996, we established an Employee Stock Purchase Plan under which employees can elect to purchase Shurgard stock through regular periodic payroll deductions without paying broker commissions. This plan provides for potential price discounts of up to 15%. Since January 2000, a 10% discount has been offered to employees under this plan.

We have an employee incentive savings and stock ownership plan, in which substantially all employees are eligible to participate. Each year, employees may contribute an amount up to 15% of their annual compensation not to exceed the maximum allowable by law. Employee contributions may be invested in one or more of ten mutual fund investment options administered by a third party. We match a portion of employee contributions in cash and may make annual discretionary contributions in the form of Shurgard stock. Our expense for contributions to this plan was approximately $1.2 million, $1.1 million and $718,000 for 2003, 2002 and 2001, respectively. Employee contributions are not directly invested in Shurgard stock. We do not offer post-employment or post-retirement benefits.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note T—Shareholder Rights Plan

In March 1994, we adopted a Rights Agreement and declared a distribution of one Right for each outstanding share of our Common Stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $65, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock. If a person or group acquires more than 10% of the then outstanding shares of common stock, each Right will entitle its holder to receive, on exercise, common stock (or, in certain circumstances, cash, property or other securities of Shurgard) having a value equal to two times the exercise price of the Right. In addition, if Shurgard is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring company’s common shares having a market value of twice the Right’s exercise price. We will be entitled to redeem the Rights at $0.0001 per Right at any time prior to the earlier of the expiration of the Rights in March 2004 or the time that a person has acquired a 10% position. The Rights do not have voting or distribution rights, and until they become exercisable, have no dilutive effect on our earnings. In March 2004, the Board of Directors approved an amended and restated Rights Agreement, which extended the expiration date of the Rights from March 2004 to March 2014 and adjusted the purchase price from $65 to $110. The other terms of the Rights Agreement remained unchanged.

Note U—Net Income Per Common Share

The following summarizes the computation of basic and diluted net income per share:

	Net income	Weighted Average Shares (1)	Net Income Per Share
	(in thousands except per share data)
For the year ended
December 31, 2003
Net income	$37,638
Less: preferred distributions	(11,896)

Basic net income	25,742	40,399	$0.64
Effect of dilutive stock options	—	810	(0.02)

Diluted net income	$25,742	41,209	$0.62

For the year ended
December 31, 2002
Net income (as restated)	$48,059
Less: preferred distributions	(14,695)
Less: preferred stock redemption issue cost	(1,944)

Basic net income	31,420	34,454	$0.91
Effect of dilutive stock options	—	571	(0.01)

Diluted net income	$31,420	35,025	$0.90

For the year ended
December 31, 2001
Net income (as restated)	$22,787
Less: preferred distributions	(15,098)

Basic net income	7,689	30,692	$0.25
Effect of dilutive stock options	—	396	—

Diluted net income	$7,689	31,088	$0.25

(1)	Restated for 2002, as discussed in Note B.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note V—Segment Reporting

Shurgard currently has two reportable segments: Same Store and New Store. Our definition of Same Store includes existing domestic stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed domestic properties will reach stabilization in an average of approximately 24-48 months. New Store includes existing domestic facilities that had not been acquired as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year.

These reportable segments allow us to focus on improving results from our existing domestic real estate assets and renting up our new domestic facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. NOI is defined as storage center operations revenue less direct operating expenses and real estate taxes, but does not include any allocation of indirect operating expenses. Indirect and leasehold expenses include land or building lease expense and certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Indirect operating expenses are allocated to stores based on number of months in operation during the period and does not include containerized storage operations, internal real estate acquisition costs or abandoned development expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers. We do not allocate development and acquisition expense, depreciation and amortization, general, administrative and other, impairment, interest expense, interest income and other, net and minority interest to the segments.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The entirety of goodwill balance is allocated to Same Store. The following table illustrates the results using the 2003 Same Store and New Store base for reportable segments as of and for the years ended December 31, 2003 and 2002. Same stores include all stores acquired prior to January 1, 2002, and domestic developments opened prior to January 1, 2001. New stores represent all stores acquired after January 1, 2002, and domestic developments opened after January 1, 2001. Disposed stores represent properties sold during 2003:

	Year ended December 31, 2003
	Same Store	New Store	Disposed	Total
	(in thousands)
Storage center operations revenue	$255,138	$40,970	$1,156	$297,264
Less unconsolidated joint ventures	—	—	(230)	(230)

Consolidated revenue	255,138	40,970	926	297,034
Direct operating and real estate tax expense	82,125	20,610	547	103,282
Less unconsolidated joint ventures	—	—	(131)	(131)

Consolidated direct operating and real estate tax expense	82,125	20,610	416	103,151

Consolidated NOI	173,013	20,360	510	193,883
Indirect expense	11,829	3,567	—	15,396
Leasehold expense	3,240	445	—	3,685
Less unconsolidated joint ventures	—	—	(12)	(12)

Consolidated indirect and leasehold expense	15,069	4,012	(12)	19,069

Consolidated NOI after indirect and leasehold expense	$157,944	$16,348	$522	$174,814

Total assets	$1,082,090	$409,981	$—	$1,492,071

Total Storage center additions	$18,906	$165,017	$(7,524)	$175,769

	Year ended December 31, 2002
	Same Store (as restated)	New Store (as restated)	Disposed (as restated)	Total (as restated)
	(in thousands)
Storage center operations revenue	$250,661	$15,794	$1,766	$268,221
Less unconsolidated joint ventures	(117)	—	(249)	(366)

Consolidated revenue	250,544	15,794	1,517	267,855
Direct operating and real estate tax expense	79,484	8,960	796	89,240
Less unconsolidated joint ventures	(32)	—	(155)	(187)

Consolidated direct operating and real estate tax expense	79,452	8,960	641	89,053

Consolidated NOI	171,092	6,834	876	178,802
Indirect expense	10,312	1,685	—	11,997
Leasehold expense	3,201	26	—	3,227
Less unconsolidated joint ventures	(7)	—	(13)	(20)

Consolidated indirect and leasehold expense	13,506	1,711	(13)	15,204

Consolidated NOI after indirect and leasehold expense	$157,586	$5,123	$889	$163,598

Total assets	$1,121,520	$270,901	$10,408	$1,402,829

Total Storage center additions	$24,693	$233,687	$(2,004)	$257,005

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the results using the 2002 Same Store and New Store base for reportable segments as of and for the years ended December 31, 2002 and 2001. Same Store include all stores acquired prior to January 1, 2001, and all domestic developments opened prior to January 1, 2000. New Store represent all stores acquired after January 1, 2001 and domestic developments opened after January 1, 2000:

	Year ended December 31, 2002
	Same Store (as restated)	New Store (as restated)	Disposed (as restated)	Total (as restated)
	(in thousands)
Storage center operations revenue	$231,921	$36,098	$202	$268,221
Less unconsolidated joint ventures	(117)	(249)	—	(366)

Consolidated revenue	231,804	35,849	202	267,855
Direct operating and real estate tax expense	70,917	18,198	125	89,240
Less unconsolidated joint ventures	(32)	(155)	—	(187)

Consolidated direct operating and real estate tax expense	70,885	18,043	125	89,053

Consolidated NOI	160,919	17,806	77	178,802
Indirect expense	9,340	2,657	—	11,997
Leasehold expense	1,225	2,002	—	3,227
Less unconsolidated joint ventures	(7)	(13)	—	(20)

Consolidated indirect and leasehold expense	10,558	4,646	—	15,204

Consolidated NOI after indirect and leasehold expense	$150,361	$13,160	$77	$163,598

Total assets	$962,058	$440,771	$—	$1,402,829

Total Storage center additions	$12,983	$246,065	$(2,043)	$257,005

	Year ended December 31, 2001
	Same Store (as restated)	New Store (as restated)	Disposed (as restated)	Total (as restated)
	(in thousands)
Storage center operations revenue	$228,355	$13,270	$763	$242,388
Less unconsolidated joint ventures	(3,278)	(54)	—	(3,332)

Consolidated revenue	225,077	13,216	763	239,056
Direct operating and real estate tax expense	68,451	7,791	377	76,619
Less unconsolidated joint ventures	(787)	(92)	—	(879)

Consolidated direct operating and real estate tax expense	67,664	7,699	377	75,740

Consolidated NOI	157,413	5,517	386	163,316
Indirect expense	12,326	1,217	—	13,543
Leasehold expense	1,122	1,760	—	2,882
Less unconsolidated joint ventures	(93)	(8)	—	(101)

Consolidated indirect and leasehold expense	13,355	2,969	—	16,324

Consolidated NOI after indirect and leasehold expense	$144,058	$2,548	$386	$146,992

Total assets	$986,199	$246,079	$2,645	$1,234,923

Total Storage center additions	$20,577	$101,739	$(2,235)	$120,081

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the reportable segments’ revenue per the table above to consolidated total revenue for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,
	2003	2002 (as restated)	2001 (as restated)
	(in thousands)
Consolidated Storage center operations	$297,034	$267,855	$239,056
Other	5,280	4,962	3,235

Total revenue	$302,314	$272,817	$242,291

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,
	2003	2002 (as restated)	2001 (as restated)
	(in thousands)
Consolidated direct operating and real estate tax expense	$103,151	$89,053	$75,740
Consolidated indirect operating and leasehold expense	19,069	15,204	16,324
Other operating expense	6,085	6,137	3,754

Consolidated operating and real estate tax expense	$128,305	$110,394	$95,818

The following table reconciles the reportable segments’ NOI per the table above to consolidated net income for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,
	2003	2002 (as restated)	2001 (as restated)
	(in thousands)
Consolidated NOI after indirect and leasehold expense	$174,814	$163,598	$146,992
Equity in losses from other real estate investments, net	(3,099)	(1,178)	(3,694)
Other revenue	5,280	4,962	3,235
Other operating expense	(6,085)	(6,137)	(3,754)
Depreciation and amortization	(56,380)	(51,250)	(47,185)
Impairment expense	(12,671)	(1,626)	(2,298)
Interest on loans	(51,182)	(40,051)	(43,272)
General, administrative and other	(18,013)	(9,881)	(11,373)
Interest income and other, net	4,456	6,311	3,259
Unrealized loss on financial instruments	(2,194)	(10,999)	(1,602)
Amortization of participation rights discount	5,529	(4,824)	(16,876)
Minority interest	(1,206)	(866)	(645)
Income tax expense	(1,611)	—	—

Net income	$37,638	$48,059	$22,787

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the reportable segments’ assets to consolidated assets as of December 31, 2003, 2002, and 2001:

	As of December 31,
	2003	2002 (as restated)	2001 (as restated)
	(in thousands)
Segment Assets	$1,492,071	$1,402,829	$1,234,923
Unconsolidated joint ventures	(2,310)	(2,418)	(4,845)
Investment in Shurgard Europe	319,267	—	—
Corporate Assets	258,063	219,916	123,218

Consolidated Assets	$2,067,091	$1,620,327	$1,353,296

Note W—Supplemental Quarterly Financial Data (Unaudited)

We have reassessed the propriety of certain accounting policies applied historically to the items described below and concluded that these items have been accounted for incorrectly. In addition, we have identified certain other accounting errors impacting prior periods. As a result, we have made the appropriate adjustments to our previously issued financial statements for the quarters ended March 31, June 30 and September 30, 2003 and 2002 and for the quarter ended December 31, 2002 (see Note B).

	Three months Ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share data)
Revenue	$66,804	$70,584	$69,601	$73,565	$76,242	$80,353	$77,812
Income from operations	23,447	24,343	22,070	23,346	27,615	29,356	9,900
Net income	14,013	13,254	10,538	8,910	15,649	12,466	3,008
Net income per common share:
Basic	$0.31	$0.29	$0.21	$0.17	$0.29	$0.22	$0.00
Diluted	$0.30	$0.28	$0.21	$0.16	$0.28	$0.21	$0.00

	Three months Ended
	March 31, 2002		June 30, 2002		September 30, 2002		December 31, 2002
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share data)
Revenue	$60,616	$62,738	$64,013	$66,286	$69,400	$72,604	$70,084	$71,189
Income from operations	23,099	23,416	24,952	25,212	27,681	29,405	24,381	21,633
Net income	13,389	12,126	14,083	12,477	13,390	12,632	15,771	10,824
Net income per common share:
Basic	$0.28	$0.24	$0.30	$0.25	$0.22	$0.20	$0.36	$0.22
Diluted	$0.28	$0.24	$0.29	$0.25	$0.22	$0.20	$0.35	$0.22

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note X—Contingent Liabilities and Commitments

The following tables summarize our contractual obligations and our off-balance sheet commitments as of December 31, 2003.

	Payments due by Period
	Total	2004	2005-2006	2007-2008	2009 and beyond
	(in thousands)
Contractual Obligations
Long-term debt	$709,889	$123,242	$26,384	$74,259	$486,004
Operating lease obligations	75,994	5,881	11,801	8,293	50,019
Participation rights liability	40,623	40,623	—	—	—

Totals	$826,506	$169,746	$38,185	$82,552	$536,023

	Amount of Commitment Expiration per Period
	Total amounts committed	2004	2005-2006	2007-2008	2009 and beyond
	(in thousands)
Other Commercial Commitments & Contingent Liabilities
Development contract commitments	$13,565	$13,565	$—	$—	$—
Development loan Commitments	4,449	4,449	—	—	—
Loan commitments (see Note L)	20,000	—	—	20,000	—
Affiliated developer guarantee	14,048	14,048	—	—	—

Totals	$52,062	$32,062	$—	$20,000	$—

We are a defendant in litigation filed on September 17, 2002, in the Superior Court of California for Orange County styled as Gary Drake v. Shurgard Storage Centers, Inc. et al (Case No. 02CC00152). The complaint alleges that we misrepresented the size of our storage units, seeks class action status and seeks damages, injunctive relief and declaratory relief against us under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. The Court recently ruled that the class of potential members in this lawsuit is limited to California customers of the Company. No class has yet been certified. We do not currently believe that the outcome of this litigation will have a material adverse effect on our financial position, operating results or cash flows. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We are vigorously defending this action.

We are a defendant in litigation filed on October 30, 2002, in the United States District Court for the Northern District of California styled as Patricia Scura et al. v. Shurgard Storage Centers, Inc. (Case No. C 02-5246-WDB). The complaint alleges that we required our hourly store employees to perform work before and after their scheduled work times and failed to pay overtime compensation for work performed before and after hours and during meal periods. The lawsuit seeks class action status and seeks damages, injunctive relief and a declaratory judgment against us under the federal Fair Labor Standards Act and California statutory wage and hour laws and laws relating to unlawful and unfair business practices. We do not currently believe that the outcome of this litigation will have a material adverse effect on our financial position, operating results or cash flows. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We are vigorously defending this action.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, from time to time we are subject to various legal proceedings that arise in the ordinary course of business. Although we cannot predict the outcomes of these proceedings with certainty, we do not believe that the disposition of these matters and the matters discussed above will have a material adverse effect on our financial position, operating results or cash flows.

Environmental assessments and/or remediation costs are accrued when it is probable that such efforts will be required and the related costs can be reasonably estimated. The majority of our real estate facilities have undergone independent environmental investigations and our policy is to have such investigations conducted on all new real estate acquired. Although there can be no assurance that there is not environmental contamination at our facilities, we are not aware of any such contamination at any of our facilities that individually or in aggregate would be material to our business, financial position, operating results or cash flows.

The New York Stock Exchange (NYSE) requires that its listed companies distribute annual reports to shareholders not later than 120 days after the close of each fiscal year. On April 2, 2004, we received a letter from the NYSE that we would be included in a list of late filers posted on our Company and market data pages on the NYSE’s website. The late filer designation is a “LF” added to our trading symbol. Failure to mail the annual report to the shareholders on a timely basis could subject us to potential delisting of our securities on the NYSE. As of the date of filing our annual report on Form 10-K, we have not received a notice from the NYSE that it intends to delist our stock. We believe that the “LF” designation will be removed from our trading symbol on the business day following receipt of this report by the NYSE.

Note Y—Subsequent Events

In September 2003, CCPRE-Storage, LLC exercised its right to have the joint venture put to us five properties. In March 2004, we gave notice of our intention to acquire one of the properties subject to the offer for $4.4 million and declined to purchase the remaining four properties at the put price. The properties that we did not purchase out of the joint venture may be sold on the open market at the discretion of our joint venture partner. Our partner in CCP notified us in April 2004 that they consider us to be in default under the joint venture agreement, in part because we did not include a financing commitment for the properties we are purchasing. We notified them in return that we do not agree with their determination that we are in default, and have deposited funds in escrow necessary to purchase the one property. As of the date of filing our annual report on Form 10-K, our partner CCP has taken no action to market the properties or exercise default remedies under the agreement.

As of February 27, 2004 we acquired the remaining limited partner’s interests in Shurgard Institutional Fund L.P. (Institutional I) for $2.5 million. The calculation of the purchase price payable for the acquired limited partner’s interests was governed by the terms of the partnership agreement of Institutional I, and was based upon the fair market value of the properties owned by Institutional I as determined by a third party appraisal.

In April 2004, the terms of our $360 million revolving line of credit were amended such that certain subsidiaries of Shurgard became guarantors under the line of credit and to accommodate certain modifications in our financial statement presentation. Also we entered into a new unsecured credit agreement to borrow up to $100 million at a variable interest rate of 125 basis points over LIBOR, or at the prime rate at our option. The facility was provided by a sub-group of our existing bank group and was fully underwritten by our agent bank. The facility contains various covenants that are consistent with our $360 million revolving credit facility and matures in February 2005.

By the end of the first quarter of 2004, we had ceased to use all of our containerized facilities. As of May 2004, we had entered in subleasing agreements for two warehouses and we were still examining sub-leasing

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

possibilities for one warehouse. In the first quarter of 2004 we recognized at its fair value a liability for the remaining lease rentals reduced by estimated sublease rentals of $1.8 million. Also, in the first quarter of 2004 we incurred termination benefits, contract termination costs, costs associated with the relocation of customers of approximately $385,000.

On May 11, 2004, Shurgard Europe entered into its second development joint venture with Crescent (First Shurgard-II). Similar to the First Shurgard joint venture, this new joint venture will develop as many as 35 self-storage properties in Europe. The joint venture will be capitalized with up to €100 million of equity and €140 million of debt. Shurgard Europe will provide 20% of the equity with the balance being provided by Crescent. The joint venture has also entered into a term sheet with a commercial bank which will arrange the debt for the joint venture.

In May the Board of Directors declared a first quarter dividend of $0.55 per share. The dividend is payable on May 25, 2004, to shareholders of record as of May 13, 2004.

On May 11, 2004 we filed a notification of late filing pursuant to Rule 12b-25 for our quarterly report on Form 10-Q for the quarter ended March 31, 2004. We have not filed the Form 10-Q within the extension period provided by Rule 12b-25 as of the date of filing of this report.

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors and Shareholders

of Shurgard Storage Centers, Inc.

Our audits of the consolidated financial statements referred to in our report dated May 14, 2004, appearing on page 64 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PricewaterhouseCoopers LLP

Seattle, Washington

May 14, 2004

Schedule III—Real Estate and Accumulated Depreciation

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
Ahwatukee	Phoenix	AZ	$—	$721	$2,469	$3,190	$1	$721	$2,470	$3,191	$(507)	1998	1998	360
Arrowhead	Glendale	AZ	—	569	2,600	3,169	10	569	2,610	3,179	(556)	1997	1997	360
Chandler	Chandler	AZ	—	652	2,608	3,260	582	652	3,190	3,842	(1,059)	1986	1986	360
Collonade Mall	Phoenix	AZ	—	—	1,146	1,146	1	—	1,147	1,147	(258)	1998	1997	360
Cooper Road	Gilbert	AZ	—	376	2,471	2,847	8	376	2,479	2,855	(237)	2001	2001	360
Desert Sky	Phoenix	AZ	—	536	2,903	3,439	—	536	2,903	3,439	(230)	2001	2001	360
Dobson Ranch	Mesa	AZ	—	499	1,996	2,495	211	499	2,207	2,706	(579)	1996	1978	360
Houghton	Tucson	AZ	2,261	607	2,536	3,143	252	607	2,788	3,395	(358)	1999	2000	360
Mesa	Mesa	AZ	—	352	1,829	2,181	543	355	2,369	2,724	(852)	1987	1985	360
Mill Avenue	Tempe	AZ	—	147	1,799	1,946	52	431	1,567	1,998	(273)	1999	1998	360
Oro Valley	Tucson	AZ	—	564	2,908	3,472	—	564	2,908	3,472	(74)	2003	2003	360
Phoenix	Phoenix	AZ	—	670	2,697	3,367	157	656	2,868	3,524	(1,021)	1985	1984	360
Phoenix East	Phoenix	AZ	—	543	2,189	2,732	334	543	2,523	3,066	(872)	1987	1984	360
Scottsdale Air Park	Scottsdale	AZ	—	880	3,694	4,574	13	880	3,707	4,587	(869)	1997	1997	360
Scottsdale North	Scottsdale	AZ	—	1,093	4,811	5,904	168	1,093	4,979	6,072	(1,685)	1985/87	1985	360
Scottsdale South	Scottsdale	AZ	—	410	1,743	2,153	210	410	1,953	2,363	(713)	1985	1976/85	360
Shea	Scottsdale	AZ	—	786	3,165	3,951	163	807	3,307	4,114	(729)	1997	1996	360
Speedway	Tucson	AZ	—	744	2,304	3,048	716	773	2,991	3,764	(546)	1998	1998	360
Tanque Verde	Tucson	AZ	—	581	2,658	3,239	—	581	2,658	3,239	(178)	2002	2002	360
Tempe	Tempe	AZ	—	273	1,110	1,383	243	273	1,353	1,626	(480)	1984	1976	360
Union Hills	Phoenix	AZ	—	615	2,475	3,090	153	617	2,626	3,243	(516)	1998	1998	360
Val Vista	Gilbert	AZ	—	682	2,805	3,487	540	778	3,249	4,027	(480)	1999	1999	360
Warner	Tempe	AZ	—	313	1,352	1,665	219	313	1,571	1,884	(665)	1995	1985	360
Alicia Parkway	Laguna Hills	CA	—	1,729	7,027	8,756	282	1,729	7,309	9,038	(1,337)	1998	1991	360
Aliso Viejo	Aliso Viejo	CA	—	2,218	3,628	5,846	806	2,218	4,434	6,652	(1,157)	1996	1996	360
Antioch	Antioch	CA	3,851	638	4,366	5,004	779	678	5,105	5,783	(663)	1999	1999	360
Bloomington	Bloomington	CA	—	237	1,027	1,264	91	237	1,118	1,355	(307)	1997	1983	360
Blossom Valley	San Jose	CA	—	1,204	4,128	5,332	539	1,212	4,659	5,871	(847)	1998	1998	360
Cabot Road-Resco LLC	Laguna Niguel	CA	4,343	1,300	6,129	7,429	13	1,300	6,142	7,442	(486)	2001	2001	360
Capitol Expressway	San Jose	CA	—	973	6,181	7,154	334	995	6,493	7,488	(698)	2000	2000	360
Castro Valley	Castro Valley	CA	—	810	4,010	4,820	51	907	3,964	4,871	(1,120)	1996	1975	360
Castro Valley Business Park	Castro Valley	CA	—	97	390	487	26	97	416	513	(114)	1996	1975	360
Colton	Colton	CA	—	283	1,142	1,425	145	283	1,287	1,570	(456)	1985	1984	360
Costa Mesa—Resco LLC	Costa Mesa	CA	2,463	1,057	2,956	4,013	208	882	3,339	4,221	(497)	1999	1998	360
Culver City	Culver City	CA	—	1,039	4,146	5,185	222	1,039	4,368	5,407	(1,494)	1988	1989	360
Daly City	Daly City	CA	—	1,846	5,438	7,284	808	1,846	6,246	8,092	(2,120)	1995	1989	360

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
El Cajon	El Cajon	CA	—	1,013	4,113	5,126	680	1,013	4,793	5,806	(1,671)	1986	1977	360
El Cerito	Richmond	CA	—	765	3,055	3,820	242	765	3,297	4,062	(1,094)	1986	1987	360
Fontana—Sierra	Fontana	CA	—	391	1,572	1,963	764	589	2,138	2,727	(674)	1987	1980/85	360
Hayward	Hayward	CA	—	322	1,322	1,644	297	322	1,619	1,941	(596)	1985	1983	360
Huntington Beach	Huntington Beach	CA	—	949	3,794	4,743	420	949	4,214	5,163	(1,401)	1988	1986	360
Kearney—Balboa	San Diego	CA	—	830	3,333	4,163	320	830	3,653	4,483	(1,334)	1986	1984	360
La Habra	La Habra	CA	—	715	2,886	3,601	388	715	3,274	3,989	(1,140)	1986	1979/91	360
Livermore	Livermore	CA	—	1,190	4,697	5,887	—	1,190	4,697	5,887	(324)	2002	2002	360
Martinez	Martinez	CA	—	1,012	2,215	3,227	3,062	1,748	4,541	6,289	(1,120)	1995	1987	360
Monterey	Sand City	CA	—	1,277	6,147	7,424	—	1,277	6,147	7,424	(294)	2002	2002	360
Mountain View	Mountain View	CA	—	439	1,757	2,196	241	439	1,998	2,437	(676)	1987	1986	360
Natomas	Sacramento	CA	—	1,308	4,018	5,326	—	1,308	4,018	5,326	(12)	2003	2003	360
Newark	Newark	CA	—	855	3,421	4,276	180	855	3,601	4,456	(888)	1996	1991	360
Oakley	Oakley	CA	—	1,597	4,688	6,285	—	1,597	4,688	6,285	(347)	2001	2001	360
Ontario	Ontario	CA	—	512	2,058	2,570	52	512	2,110	2,622	(538)	1996	1984	360
Orange	Orange	CA	—	1,144	4,580	5,724	96	1,144	4,676	5,820	(1,172)	1996	1985	360
Palms—RESCO LLC	Los Angeles	CA	—	1,598	5,265	6,863	—	1,598	5,265	6,863	—	2003	2001	360
Palo Alto	Palo Alto	CA	—	701	2,805	3,506	271	705	3,072	3,777	(1,044)	1986	1987	360
Pinole	Pinole	CA	—	614	1,023	1,637	2,132	1,140	2,629	3,769	(560)	1995	1988	360
Rancho San Diego-RESCO LLC	Rancho San Diego	CA	—	1,312	4,884	6,196	—	1,312	4,884	6,196	(169)	2003	2002	360
Rohnert Park	Rohnert Park	CA	—	1,218	4,296	5,514	(70)	1,000	4,444	5,444	(343)	2001	2001	360
Sacramento	Sacramento	CA	—	680	2,723	3,403	119	680	2,842	3,522	(692)	1996	1991	360
San Juan Creek-Resco LLC	San Juan Capistran	CA	—	1,450	5,526	6,976	1,345	1,450	6,871	8,321	(452)	2001	2001	360
San Leandro	San Leandro	CA	—	776	3,105	3,881	147	776	3,252	4,028	(827)	1996	1991	360
San Lorenzo	San Lorenzo	CA	—	611	2,447	3,058	199	611	2,646	3,257	(679)	1996	1990	360
Santa Ana	Santa Ana	CA	—	1,467	5,920	7,387	500	1,467	6,420	7,887	(2,200)	1986	1975/86	360
SF-Evans	San Francisco	CA	—	2,078	11,106	13,184	—	2,078	11,106	13,184	(417)	2002	2002	360
Solana Beach	Solana Beach	CA	—	—	6,837	6,837	413	—	7,250	7,250	(2,515)	1987	1984	360
South San Francisco	San Francisco	CA	—	721	2,897	3,618	291	721	3,188	3,909	(1,105)	1987	1985	360
Sunnyvale	Sunnyvale	CA	—	1,697	6,541	8,238	5,216	1,697	11,757	13,454	(3,155)	1986	1974/75	360
Tracy	Tracy	CA	—	732	2,928	3,660	129	732	3,057	3,789	(776)	1996	1986	360
Tracy II	Tracy	CA	—	840	3,746	4,586	(837)	839	2,910	3,749	(173)	2002	2000	360
Union City	Hayward	CA	—	287	1,208	1,495	197	287	1,405	1,692	(497)	1985	1985	360
Van Ness	San Francisco	CA	—	5,289	9,001	14,290	355	5,289	9,356	14,645	(1,195)	1999	1999/1934	360
Vista Park-Land Lease	San Jose	CA	—	—	93	93	—	—	93	93	(35)	2001	2000	360
Walnut	Walnut	CA	—	751	3,006	3,757	(226)	747	2,784	3,531	(854)	1996	1986	360
Walnut Creek	Walnut Creek	CA	4,205	630	4,512	5,142	1,173	630	5,685	6,315	(590)	1999	1987	360
Westpark	Irvine	CA	7,638	690	7,478	8,168	4,921	4,190	8,899	13,089	(1,190)	2000	1999	360

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
Westwood	Los Angeles	CA	—	951	3,797	4,748	4,225	951	8,022	8,973	(2,197)	1986	1988	360
Long Beach	Long Beach	CA	—	1,189	6,585	7,774	—	1,189	6,585	7,774	(96)	2003	2003	360
Denver Tech Center (DTC)	Greenwood Village	CO	—	848	3,103	3,951	—	848	3,103	3,951	(26)	2003	2003	360
Kipling & Hampden	Lakewood	CO	—	332	2,483	2,815	—	332	2,483	2,815	(202)	2002	2002	360
Lakewood	Golden	CO	—	528	2,108	2,636	120	528	2,228	2,756	(746)	1986	1985	360
Northglenn	Northglenn	CO	—	531	2,152	2,683	654	531	2,806	3,337	(868)	1987	1979	360
Tamarac	Denver	CO	—	194	776	970	211	194	987	1,181	(382)	1984	1977	360
Thornton	Denver	CO	—	237	956	1,193	172	235	1,130	1,365	(402)	1984	1984	360
Windermere	Littleton	CO	—	653	2,690	3,343	294	653	2,984	3,637	(1,107)	1984	1977/79	360
Alafaya JV	Orlando	FL	2,864	1,984	3,234	5,218	—	1,984	3,234	5,218	(233)	2002	2002	360
Blue Heron	West Palm Beach	FL	—	1,327	5,490	6,817	947	1,327	6,437	7,764	(2,129)	1987	1975	360
Brandon	Brandon	FL	3,081	973	3,423	4,396	69	989	3,476	4,465	(587)	1999	1999	360
Carrollwood	Tampa	FL	1,521	884	2,705	3,589	534	911	3,212	4,123	(438)	2000	2000	360
Colonial Town	Orlando	FL	3,252	1,320	3,439	4,759	(126)	1,040	3,593	4,633	(311)	2001	2001	360
Davie	Davie	FL	—	1,890	3,021	4,911	4,656	2,754	6,813	9,567	(2,042)	1996	1990	360
Daytona Beach	Daytona Beach	FL	2,982	1,620	3,165	4,785	105	1,651	3,239	4,890	(505)	1999	1999	360
Delray Beach	Delray Beach	FL	—	748	2,993	3,741	298	748	3,291	4,039	(882)	1996	1986	360
Eau Gallie	Melbourne	FL	2,678	629	2,718	3,347	80	649	2,778	3,427	(450)	1999	1999	360
Fairbanks	Winter Park	FL	—	1,104	3,493	4,597	(165)	1,104	3,328	4,432	(164)	2002	2002	360
Hunt Club	Apopka	FL	—	802	3,278	4,080	—	802	3,278	4,080	(59)	2003	2003	360
Hyde Park	Tampa	FL	2,987	1,237	2,773	4,010	938	1,243	3,705	4,948	(502)	2000	2000	360
Lauderhill	Lauderhill	FL	—	761	3,164	3,925	341	761	3,505	4,266	(811)	1997	1986	360
Maitland	Maitland	FL	4,665	74	4,985	5,059	507	106	5,460	5,566	(1,213)	1997	1997	360
Margate	Margate	FL	—	906	3,623	4,529	272	906	3,895	4,801	(985)	1996	1984	360
McCoy-Wells Fargo NW	Orlando	FL	—	807	3,682	4,489	—	807	3,682	4,489	(291)	2001	2001	360
Military Trail	West Palm Beach	FL	—	1,140	4,564	5,704	579	1,140	5,143	6,283	(1,701)	1987	1981	360
Oakland Park	FT Lauderdale	FL	—	2,443	9,878	12,321	770	2,443	10,648	13,091	(3,611)	1985	1974/78	360
Oldsmar	Oldsmar	FL	2,336	606	2,787	3,393	102	628	2,867	3,495	(316)	2000	2000	360
Ormond Beach	Ormond Beach	FL	2,991	761	3,202	3,963	160	792	3,331	4,123	(505)	1999	1999	360
Oviedo	Oviedo	FL	2,892	527	2,716	3,243	229	535	2,937	3,472	(687)	1997	1997	360
Red Bug	Wintersprings	FL	2,614	856	2,951	3,807	130	825	3,112	3,937	(641)	1998	1998	360
Seminole	Seminole	FL	—	336	1,344	1,680	177	336	1,521	1,857	(525)	1986	1984/85	360
South Orange	Orlando	FL	3,196	715	2,709	3,424	259	741	2,942	3,683	(681)	1997	1997	360
South Semoran	Orlando	FL	2,847	933	3,184	4,117	774	965	3,926	4,891	(759)	1997	1997	360
University	Orlando	FL	—	1,184	4,365	5,549	—	1,184	4,365	5,549	(285)	2002	2002	360
Vineland	Orlando	FL	1,948	1,752	1,165	2,917	(3)	638	2,276	2,914	(364)	1999	1999	360
West Town	Altamonte Springs	FL	2,227	657	3,070	3,727	261	687	3,301	3,988	(592)	1998	1998	360
West Waters	Tampa	FL	2,796	950	3,569	4,519	248	991	3,776	4,767	(408)	2001	2001	360
Ansley Park	Atlanta	GA	—	804	3,255	4,059	4,129	1,527	6,661	8,188	(2,202)	1995	1991	360

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
Brookhaven	Atlanta	GA	—	1,082	2,223	3,305	2,773	1,616	4,462	6,078	(1,478)	1995	1992	360
Clairmont Road	Atlanta	GA	—	470	1,907	2,377	269	470	2,176	2,646	(570)	1996	1990	360
Decatur	Decatur	GA	—	644	2,719	3,363	2,730	1,144	4,949	6,093	(1,689)	1995	1992	360
Forest Park	Forest Park	GA	—	573	2,293	2,866	185	573	2,478	3,051	(656)	1996	1980	360
Gwinnett Place	Lawrenceville	GA	—	820	2,324	3,144	502	820	2,826	3,646	(752)	1996	1996	360
Holcomb Bridge	Roswell	GA	2,604	917	2,991	3,908	2	920	2,990	3,910	(359)	1999	2000	360
Jones Bridge	Alpharetta	GA	—	676	3,930	4,606	(43)	676	3,887	4,563	(770)	1997	1997	360
Lawrenceville	Lawrenceville	GA	—	858	3,064	3,922	146	858	3,210	4,068	(657)	1997	1997	360
Morgan Falls	Atlanta	GA	—	1,429	5,718	7,147	276	1,429	5,994	7,423	(1,534)	1996	1990	360
Norcross	Norcross	GA	—	562	2,248	2,810	176	562	2,424	2,986	(639)	1996	1984	360
Peachtree	Duluth	GA	—	1,144	4,784	5,928	154	1,144	4,938	6,082	(1,210)	1997	1996	360
Perimeter Center	Atlanta	GA	—	1,458	2,715	4,173	231	1,458	2,946	4,404	(830)	1996	1996	360
Roswell	Roswell	GA	—	435	1,743	2,178	207	435	1,950	2,385	(649)	1986	1986	360
Sandy Plains	Marietta	GA	—	1,012	4,066	5,078	171	1,012	4,237	5,249	(744)	1998	1998	360
Satellite Blvd	Atlanta	GA	—	670	2,831	3,501	49	670	2,880	3,550	(698)	1997	1994	360
Stone Mountain	Stone Mountain	GA	—	656	2,637	3,293	199	656	2,836	3,492	(728)	1996	1985	360
Tucker	Tucker	GA	—	241	656	897	401	179	1,119	1,298	(288)	1996	1987	360
Alsip	Alsip	IL	—	250	1,001	1,251	1,309	250	2,310	2,560	(662)	1982	1980	360
Berwyn	Berwyn	IL	—	961	5,356	6,317	—	961	5,356	6,317	(275)	2002	2002	360
Bolingbrook	Bolingbrook	IL	—	641	2,631	3,272	237	641	2,868	3,509	(604)	1997	1997	360
Bridgeview	Bridgeview	IL	—	479	1,917	2,396	187	479	2,104	2,583	(724)	1985	1983	360
Chicago Heights	Chicago Heights	IL	—	1,550	3,620	5,170	—	1,550	3,620	5,170	(160)	2002	2002	360
Country Club Hills	Country Club Hills	IL	—	777	3,109	3,886	450	781	3,555	4,336	(512)	1999	1999	360
Dolton	Calumet City	IL	—	344	1,489	1,833	1,220	344	2,709	3,053	(812)	1982	1979	360
Fox Valley	Aurora	IL	—	927	2,986	3,913	15	932	2,996	3,928	(610)	1998	1998	360
Fullerton	Chicago	IL	—	3,984	6,720	10,704	—	3,984	6,720	10,704	(91)	2003	2003	360
Glenview West	Glenview	IL	—	2,512	2,287	4,799	—	2,512	2,287	4,799	(44)	2003	2003	360
Hillside	Hillside	IL	—	261	1,043	1,304	125	261	1,168	1,429	(417)	1988	1988	360
Lincolnwood	Lincolnwood	IL	—	825	4,442	5,267	—	825	4,442	5,267	(331)	2001	2001	360
Lisle	Lisle	IL	—	575	2,335	2,910	260	576	2,594	3,170	(884)	1986	1976/86	360
Lombard	Lombard	IL	—	392	1,566	1,958	297	392	1,863	2,255	(703)	1982	1980	360
Niles	Niles	IL	—	1,457	3,984	5,441	—	1,457	3,984	5,441	(161)	2002	2002	360
Oak Forest	Orland Park	IL	—	704	1,869	2,573	1,384	704	3,253	3,957	(975)	1995	1991	360
Palatine	Palatine	IL	2,316	413	2,213	2,626	852	453	3,025	3,478	(360)	2000	2000	360
River West	Chicago	IL	—	1,172	4,872	6,044	—	1,172	4,872	6,044	(57)	2003	2003	360
Rolling Meadows	Rolling Meadows	IL	—	384	1,587	1,971	458	384	2,045	2,429	(651)	1982	1980	360
Schaumburg	Schaumburg	IL	—	443	1,808	2,251	371	429	2,193	2,622	(724)	1982	1980	360
Schaumburg South	Schaumburg	IL	—	490	3,231	3,721	847	512	4,056	4,568	(542)	1999	1999	360
Wheaton	Wheaton	IL	—	283	4,943	5,226	(736)	283	4,207	4,490	(401)	2002	2001	360
Willowbrook	Willowbrook	IL	—	412	1,650	2,062	279	412	1,929	2,341	(673)	1986	1979/82	360

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
Carmel	Carmel	IN	—	404	2,560	2,964	16	404	2,576	2,980	(726)	1996	1996	360
Castleton	Indianapolis	IN	—	494	1,969	2,463	170	522	2,111	2,633	(445)	1998	1988	360
College Park	Indianapolis	IN	—	694	2,777	3,471	249	694	3,026	3,720	(1,091)	1986	1984	360
Downtown Indianapolis	Indianapolis	IN	2,078	947	3,393	4,340	(1,220)	986	2,134	3,120	(441)	1999	1999	360
Eagle Creek	Indianapolis	IN	—	802	2,646	3,448	30	802	2,676	3,478	(543)	1998	1998	360
East 62nd Street	Indianapolis	IN	—	376	1,629	2,005	—	376	1,629	2,005	(106)	2002	1999	360
East Washington St.	Indianapolis	IN	1,996	399	2,583	2,982	15	412	2,585	2,997	(319)	1999	1999	360
Fishers	Fishers	IN	—	827	3,394	4,221	363	827	3,757	4,584	(822)	1997	1987	360
Geist	Fishers	IN	—	547	2,356	2,903	—	547	2,356	2,903	(160)	2002	1999	360
Georgetown	Indianapolis	IN	—	461	2,143	2,604	284	461	2,427	2,888	(619)	1996	1996	360
Glendale	Indianapolis	IN	—	520	2,077	2,597	150	520	2,227	2,747	(755)	1986	1985	360
North Greenwood	Indianapolis	IN	—	—	2,600	2,600	41	—	2,641	2,641	(503)	1998	1998	360
Speedway—IN	Indianapolis	IN	—	744	2,304	3,048	(289)	487	2,272	2,759	(135)	2002	2002	360
Annapolis	Annapolis	MD	—	—	3,432	3,432	92	—	3,524	3,524	(682)	1998	1998	360
Briggs Chaney	Silver Springs	MD	—	430	1,727	2,157	110	430	1,837	2,267	(628)	1994	1987	360
Clinton	Clinton	MD	—	303	1,213	1,516	1,906	650	2,772	3,422	(760)	1986	1985	360
Crofton	Gambrills	MD	—	376	1,516	1,892	141	376	1,657	2,033	(552)	1988	1985	360
Frederick Road	Frederick	MD	—	206	826	1,032	132	206	958	1,164	(337)	1994	1987	360
Gaithersburg	Gaithersburg	MD	—	614	2,465	3,079	1,577	614	4,042	4,656	(1,195)	1994	1986	360
Germantown	Germantown	MD	—	552	2,218	2,770	123	552	2,341	2,893	(771)	1994	1988	360
Laurel	Laurel	MD	—	391	1,570	1,961	199	391	1,769	2,160	(592)	1988	1984	360
Oxon Hill	FT Washington	MD	—	349	1,401	1,750	76	349	1,477	1,826	(495)	1994	1987	360
Reisterstown	Owing Mills	MD	—	586	1,177	1,763	12	586	1,189	1,775	(78)	2002	1992	360
Suitland	Suitland	MD	—	660	2,638	3,298	134	660	2,772	3,432	(962)	1987	1985	360
Ann Arbor	Ann Arbor	MI	—	424	1,695	2,119	234	424	1,929	2,353	(708)	1988	1977	360
Auburn Hills	Auburn Hills	MI	—	565	3,104	3,669	(289)	571	2,809	3,380	(226)	2002	2001	360
Canton	Canton	MI	—	433	1,797	2,230	445	433	2,242	2,675	(633)	1988	1986	360
Canton South	Canton	MI	2,593	842	2,308	3,150	744	852	3,042	3,894	(315)	2000	2000	360
Clinton Township	Clinton Township	MI	—	754	3,195	3,949	421	772	3,598	4,370	(523)	1999	1999	360
Dearborn	Dearborn	MI	—	1,802	2,650	4,452	—	1,802	2,650	4,452	(45)	2003	2003	360
Flint South	Flint	MI	—	615	1,738	2,353	178	615	1,916	2,531	(131)	2001	1983	360
Fraser	Fraser	MI	—	627	2,599	3,226	73	627	2,672	3,299	(667)	1988	1985	360
Jackson	Jackson	MI	—	317	1,282	1,599	13	309	1,303	1,612	(295)	1997	1978	360
Lansing	Lansing	MI	—	124	500	624	82	124	582	706	(226)	1983	1978/79	360
Livonia	Livonia	MI	—	636	2,634	3,270	118	636	2,752	3,388	(711)	1988	1985	360
Madison Heights	Madison Height	MI	—	487	2,099	2,586	576	487	2,675	3,162	(751)	1995	1977	360
Mt. Clemens	Mt. Clemens	MI	1,921	935	2,614	3,549	(182)	935	2,432	3,367	(203)	2001	2001	360
Plymouth	Canton Township	MI	—	348	1,436	1,784	1,234	348	2,670	3,018	(768)	1985	1979	360
Rochester	Shelby Township	MI	—	610	2,445	3,055	201	610	2,646	3,256	(649)	1996	1989	360
Rochester Hills	Rochester Hills	MI	—	970	3,929	4,899	156	980	4,075	5,055	(315)	2001	2001	360
Roseville	Roseville	MI	—	2,019	2,818	4,837	—	2,019	2,818	4,837	—	2003	2003	360

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
Southfield	Southfield	MI	—	702	2,824	3,526	627	702	3,451	4,153	(1,077)	1983	1976	360
Southfield at Telegraph	Southfield	MI	—	702	2,824	3,526	2,489	1,371	4,644	6,015	(224)	2002	2002	360
Sterling Heights	Sterling Heights	MI	—	919	3,692	4,611	168	919	3,860	4,779	(980)	1996	1986	360
Taylor	Taylor	MI	—	632	2,094	2,726	1,467	632	3,561	4,193	(1,055)	1995	1980	360
Troy—Maple	Troy	MI	—	556	2,243	2,799	2,924	1,987	3,736	5,723	(1,162)	1981	1975/77	360
Troy—Oakland Mall	Troy	MI	—	642	2,604	3,246	500	642	3,104	3,746	(1,040)	1983	1979	360
Walled Lake	Walled Lake	MI	—	359	1,437	1,796	462	359	1,899	2,258	(641)	1985/89	1984	360
Warren	Warren	MI	—	683	2,831	3,514	1,226	815	3,925	4,740	(818)	1988	1985	360
Westland	Westland	MI	—	653	3,596	4,249	—	653	3,596	4,249	(94)	2003	2003	360
Anoka	Anoka	MN	—	365	1,695	2,060	—	365	1,695	2,060	(29)	2003	1986	360
Apple Valley	Apple Valley	MN	—	629	3,081	3,710	—	629	3,081	3,710	(52)	2003	2001	360
Brooklyn Park	Brooklyn Park	MN	—	1,222	3,097	4,319	—	1,222	3,097	4,319	(53)	2003	1986	360
Burnsville	Burnsville	MN	—	657	2,975	3,632	—	657	2,975	3,632	(53)	2003	1999	360
Chanhassen	Chanhassen	MN	—	770	4,317	5,087	—	770	4,317	5,087	(74)	2003	1988/2000	360
Coon Rapids	Coon Rapids	MN	—	966	4,127	5,093	—	966	4,127	5,093	(70)	2003	1986/1997	360
Eden Prairie East	Eden Prairie	MN	—	1,176	4,741	5,917	—	1,176	4,741	5,917	(80)	2003	1978/1992	360
Eden Prairie West	Eden Prairie	MN	—	1,297	4,996	6,293	—	1,297	4,996	6,293	(81)	2003	1988/1997	360
Edina	Edina	MN	—	1,311	5,538	6,849	—	1,311	5,538	6,849	(93)	2003	1998	360
Hopkins	Hopkins	MN	—	826	2,443	3,269	—	826	2,443	3,269	(42)	2003	1989/1995	360
Little Canada	Little Canada	MN	—	1,225	8,116	9,341	—	1,225	8,116	9,341	(137)	2003	1982/1997	360
Maple Grove	Maple Grove	MN	—	649	2,181	2,830	—	649	2,181	2,830	(37)	2003	1996	360
Minnetonka	Minnetonka	MN	—	628	2,979	3,607	—	628	2,979	3,607	(50)	2003	1994	360
Plymouth 169	Plymouth	MN	—	532	1,137	1,669	—	532	1,137	1,669	(19)	2003	1972	360
Plymouth 494	Plymouth	MN	—	1,359	3,977	5,336	—	1,359	3,977	5,336	(66)	2003	1978	360
Plymouth West	Plymouth	MN	—	809	3,274	4,083	—	809	3,274	4,083	(55)	2003	2001	360
Richfield	Richfield	MN	—	1,293	5,385	6,678	—	1,293	5,385	6,678	(95)	2003	1983	360
Shorewood	Shorewood	MN	—	1,033	5,722	6,755	—	1,033	5,722	6,755	(97)	2003	1984/1998	360
Woodbury	Woodbury	MN	—	1,092	4,330	5,422	—	1,092	4,330	5,422	(76)	2003	2000	360
Southhaven	Hornlake	MS	940	814	1,863	2,677	(81)	676	1,920	2,596	(428)	1998	1998	360
Albermarle	Charlotte	NC	3,443	788	4,567	5,355	(365)	787	4,203	4,990	(234)	2002	1984	360
Amity Ct	Charlotte	NC	1,901	433	2,314	2,747	(260)	433	2,054	2,487	(145)	2002	1993	360
Arrowood	Charlotte	NC	2,681	1,155	3,151	4,306	(541)	1,155	2,610	3,765	(174)	2002	1992	360
Capital Boulevard	Raleigh	NC	—	342	1,376	1,718	1,308	339	2,687	3,026	(620)	1994	1984	360
Cary	Cary	NC	—	714	2,860	3,574	231	714	3,091	3,805	(1,016)	1994	1984	360
Clayton	Clayton	NC	—	764	2,495	3,259	203	764	2,698	3,462	(144)	2002	1999	360
Concord	Concord	NC	—	665	2,403	3,068	(220)	665	2,183	2,848	(233)	2002	1995	360
Cone Blvd	Greensboro	NC	1,080	599	3,106	3,705	719	599	3,825	4,424	(189)	2002	2000	360
COTT	Matthews	NC	786	237	1,471	1,708	(199)	237	1,272	1,509	(75)	2002	1989	360
Country Club	Winston Salem	NC	—	757	3,462	4,219	332	757	3,794	4,551	(202)	2002	2000	360
Creedmoor	Raleigh	NC	—	807	3,178	3,985	8	807	3,186	3,993	(647)	1997	1997	360
Eastland	Charlotte	NC	1,747	590	3,743	4,333	(352)	590	3,391	3,981	(180)	2002	1983	360

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
English Rd	High Point	NC	—	602	2,100	2,702	453	602	2,553	3,155	(129)	2002	2000	360
Garner	Garner	NC	—	204	818	1,022	85	204	903	1,107	(317)	1994	1987	360
Glenwood	Raleigh	NC	—	266	1,066	1,332	139	266	1,205	1,471	(414)	1994	1983	360
Hickory	Hickory	NC	1,918	892	3,826	4,718	(411)	892	3,415	4,307	(341)	2002	1986	360
Lexington NC	Lexington	NC	749	430	1,625	2,055	(373)	430	1,252	1,682	59	2002	1987	360
Matthews	Matthews	NC	1,812	775	5,617	6,392	(595)	775	5,022	5,797	(276)	2002	1981	360
Monroe	Monroe	NC	2,193	556	3,239	3,795	(547)	556	2,692	3,248	(184)	2002	1985	360
Morrisville	Morrisville	NC	—	409	1,640	2,049	137	409	1,777	2,186	(588)	1994	1988	360
N. Tryon	Charlotte	NC	2,037	927	2,723	3,650	(424)	927	2,299	3,226	(152)	2002	1987	360
Park Rd	Charlotte	NC	—	1,488	6,754	8,242	(621)	1,488	6,133	7,621	66	2002	1998	360
Pavilion	Charlotte	NC	1,535	1,320	2,251	3,571	(210)	1,320	2,041	3,361	(120)	2002	1997	360
Pineville	Pineville	NC	9,541	2,688	5,916	8,604	(950)	2,688	4,966	7,654	(686)	2002	1983	360
Randleman	Greensboro	NC	2,013	1,113	2,600	3,713	(216)	1,113	2,384	3,497	(138)	2002	1998	360
Rockingham	Rockingham	NC	799	178	1,870	2,048	(216)	178	1,654	1,832	(97)	2002	1996	360
Salisbury	Salisbury	NC	3,290	237	5,296	5,533	(431)	237	4,865	5,102	(264)	2002	1986	360
Silas Creek	Winston Salem	NC	—	1,640	2,457	4,097	683	1,640	3,140	4,780	(174)	2002	2000	360
Stallings	Matthews	NC	7,992	747	2,075	2,822	69	747	2,144	2,891	(174)	2002	1995	360
Wake Forest	Wake Forest	NC	720	851	1,547	2,398	787	855	2,330	3,185	(116)	2002	1998	360
Weddington	Waxhaw	NC	—	642	2,520	3,162	(104)	642	2,416	3,058	(129)	2002	1999	360
Wilkinson	Charlotte	NC	1,559	575	3,270	3,845	(344)	575	2,926	3,501	(172)	2002	1986	360
Winston	Winston Salem	NC	853	354	1,930	2,284	(368)	354	1,562	1,916	(106)	2002	1985	360
Bricktown	Bricktown	NJ	2,814	1,398	2,640	4,038	188	1,397	2,829	4,226	(476)	1999	2000	360
Marlboro	Morganville	NJ	—	1,320	4,963	6,283	81	1,320	5,044	6,364	(448)	2000	2000	360
Marlton	Marlton	NJ	—	870	4,639	5,509	—	870	4,639	5,509	(75)	2003	2003	360
Old Bridge	Matawan	NJ	—	767	2,301	3,068	2,112	767	4,413	5,180	(1,154)	1987	1987	360
Rockaway (dover)	Dover	NJ	—	2,083	3,983	6,066	—	2,083	3,983	6,066	(102)	2003	2003	360
Voorhees	Voorhees	NJ	—	1,121	4,268	5,389	35	1,121	4,303	5,424	(374)	2001	2001	360
Bethpage	Bethpage	NY	4,801	2,370	6,209	8,579	(1,369)	2,434	4,776	7,210	(761)	2000	2000	360
Commack	Commack	NY	6,875	3,461	6,203	9,664	660	3,940	6,384	10,324	(974)	1999	1999	360
Gold Street	Brooklyn	NY	—	1,194	4,821	6,015	980	1,194	5,801	6,995	(2,095)	1986	1940	360
Great Neck	Great Neck	NY	2,252	436	2,632	3,068	314	438	2,944	3,382	(359)	1999	1929	360
Hempstead	Hempstead	NY	3,416	1,902	4,572	6,474	(1,345)	1,914	3,215	5,129	(652)	1999	1999	360
Melville	Melville	NY	—	1,099	3,897	4,996	3,683	1,099	7,580	8,679	(1,078)	1998	1998	360
Nesconset	Nesconset	NY	3,057	1,072	2,919	3,991	600	1,074	3,517	4,591	(416)	2000	2000	360
Northern Boulevard	Long Island	NY	—	1,244	5,039	6,283	641	1,244	5,680	6,924	(2,042)	1987	1940	360
Utica Avenue	Brooklyn	NY	—	830	3,556	4,386	333	830	3,889	4,719	(1,463)	1986	1964	360
Van Dam Street	Long Island	NY	—	760	3,189	3,949	429	760	3,618	4,378	(1,366)	1986	1925	360
Yonkers	Yonkers	NY	—	913	3,936	4,849	354	913	4,290	5,203	(1,670)	1986	1928	360
16th & Sandy	Portland	OR	—	231	938	1,169	1,651	587	2,233	2,820	(579)	1995	1973	360
Allen Boulevard	Beaverton	OR	—	525	2,101	2,626	90	525	2,191	2,716	(576)	1996	1973	360

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
Barbur Boulevard	Portland	OR	—	337	3,411	3,748	2,365	741	5,372	6,113	(1,732)	1995	1993	360
Beaverton	Beaverton	OR	—	216	863	1,079	126	216	989	1,205	(389)	1985	1974	360
Denney Road	Beaverton	OR	—	593	2,380	2,973	180	593	2,560	3,153	(861)	1989	1988	360
Division	Portland	OR	—	352	1,395	1,747	1,858	661	2,944	3,605	(1,011)	1996	1992	360
Gresham	Gresham	OR	—	744	2,442	3,186	89	744	2,531	3,275	(692)	1996	1996	360
Hillsboro	Hillsboro	OR	—	720	2,992	3,712	146	720	3,138	3,858	(823)	1996	1996	360
King City / Tigard	Tigard	OR	—	511	2,051	2,562	158	511	2,209	2,720	(735)	1987	1986	360
Liberty Road	Salem	OR	—	524	1,280	1,804	1,461	749	2,516	3,265	(847)	1995	1993	360
Milwaukie	Milwaukie	OR	—	583	2,005	2,588	2,407	999	3,996	4,995	(1,276)	1996	1990	360
Oregon City	Oregon City	OR	—	321	1,613	1,934	1,379	571	2,742	3,313	(964)	1995	1992	360
Portland	Portland	OR	—	382	1,530	1,912	109	382	1,639	2,021	(554)	1988	1988	360
Salem	Salem	OR	—	574	2,294	2,868	409	574	2,703	3,277	(949)	1983	1979/81	360
Airport	Philadelphia	PA	—	799	3,194	3,993	366	799	3,560	4,359	(1,235)	1986	1985	360
Edgemont	Newton Square	PA	—	497	3,070	3,567	2,767	975	5,359	6,334	(1,733)	1995	1992	360
Oxford Valley	Fairless Hills	PA	—	1,214	4,206	5,420	—	1,214	4,206	5,420	(254)	2002	2002	360
Painters Crossing	Glen Mills	PA	—	513	2,868	3,381	7	511	2,877	3,388	(575)	1998	1998	360
Valley Forge	Berwyn	PA	—	331	2,816	3,147	567	332	3,382	3,714	(119)	2002	2002	360
Westchester	West Chester	PA	—	—	4,197	4,197	412	—	4,609	4,609	(1,557)	1986	1980	360
Ashley River	Charleston	SC	—	851	4,239	5,090	(101)	851	4,138	4,989	(223)	2002	1999	360
Ballantyne	Fort Mill	SC	—	640	2,153	2,793	50	640	2,203	2,843	(117)	2002	1998	360
Charleston	Ladson	SC	2,231	403	3,453	3,856	(204)	403	3,249	3,652	(306)	2002	1999	360
Dave Lyle	Rock Hill	SC	—	487	2,595	3,082	291	487	2,886	3,373	(153)	2002	2000	360
Florence	Florence	SC	2,076	636	4,441	5,077	(416)	636	4,025	4,661	(282)	2002	1985	360
Garners Ferry	Columbia	SC	2,413	1,071	2,809	3,880	(420)	1,071	2,389	3,460	(137)	2002	1988	360
Greenville	Greenville	SC	1,852	989	2,162	3,151	(544)	989	1,618	2,607	(123)	2002	1987	360
James Island (Folly Road)	Charleston	SC	—	553	2,330	2,883	—	553	2,330	2,883	(14)	2003	2003	360
Rock Hill	Rock Hill	SC	1,580	415	2,063	2,478	108	415	2,171	2,586	10	2002	1998	360
Shriners	Greenville	SC	—	431	2,564	2,995	(278)	431	2,286	2,717	(28)	2002	1998	360
Spartanburg	Spartanburg	SC	487	268	1,466	1,734	(359)	268	1,107	1,375	(62)	2002	1986	360
Sumter	Sumter	SC	891	268	2,020	2,288	(288)	268	1,732	2,000	(9)	2002	1986	360
Sunset	Lexington	SC	—	535	2,423	2,958	68	363	2,663	3,026	(146)	2002	1999	360
Woodruff	Greenville	SC	—	1,082	1,693	2,775	(262)	1,082	1,431	2,513	(55)	2002	1996	360
Franklin	Franklin	TN	2,337	569	2,057	2,626	115	584	2,157	2,741	(637)	1995	1995	360
Hermitage	Hermitage	TN	2,369	157	2,445	2,602	415	182	2,835	3,017	(1,126)	1995	1995	360
Hickory Hollow	Antioch	TN	1,758	743	2,337	3,080	328	778	2,630	3,408	(613)	1997	1997	360
Medical Center—TN	Nashville	TN	1,822	236	2,251	2,487	98	246	2,339	2,585	(743)	1995	1995	360
Rivergate	Madison	TN	3,038	760	1,958	2,718	845	776	2,787	3,563	(654)	1996	1996	360
South Main	Memphis	TN	805	465	1,480	1,945	102	477	1,570	2,047	(223)	2000	2000	360
Stones River	Murfreesboro	TN	1,400	373	1,879	2,252	552	399	2,405	2,804	(495)	1998	1998	360
Sycamore View	Memphis	TN	1,216	340	1,460	1,800	1,301	364	2,737	3,101	(522)	1998	1998	360

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
Winchester	Memphis	TN	1,989	620	2,655	3,275	223	642	2,856	3,498	(590)	1998	1998	360
Wolfchase	Memphis	TN	1,529	760	1,881	2,641	595	781	2,455	3,236	(581)	1997	1997	360
Audelia II	Richardson	TX	—	708	2,352	3,060	—	708	2,352	3,060	(161)	2002	2002	360
Bandera Road	San Antonio	TX	—	468	1,873	2,341	150	468	2,023	2,491	(716)	1988	1981	360
Bedford	Bedford	TX	—	408	1,678	2,086	89	408	1,767	2,175	(640)	1985	1984	360
Bee Caves Road	Austin	TX	—	608	3,609	4,217	918	626	4,509	5,135	(645)	1999	1999	360
Beltline	Irving	TX	—	414	1,671	2,085	459	414	2,130	2,544	(768)	1989	1985/86	360
Blanco Road	San Antonio	TX	—	801	3,235	4,036	137	801	3,372	4,173	(1,200)	1988	1989/91	360
Champions	Houston	TX	—	515	2,775	3,290	66	484	2,872	3,356	(548)	1998	1998	360
Cinco Ranch	Katy	TX	—	1,751	1,336	3,087	32	523	2,596	3,119	(441)	1999	1998	360
City Place	Dallas	TX	—	1,045	3,314	4,359	285	1,118	3,526	4,644	(565)	1999	1999	360
East Lamar	Arlington	TX	—	742	1,863	2,605	259	742	2,122	2,864	(599)	1996	1996	360
Federal Road	Houston	TX	—	552	2,223	2,775	172	552	2,395	2,947	(847)	1988	1988	360
First Colony	Missouri City	TX	—	447	2,175	2,622	(15)	427	2,180	2,607	(265)	2000	1994	360
Forum 303	Arlington	TX	—	273	1,100	1,373	162	273	1,262	1,535	(466)	1986	1984	360
Fredericksburg Road	San Antonio	TX	—	645	2,596	3,241	314	645	2,910	3,555	(1,034)	1987	1978/82	360
Georgetown	Georgetown	TX	—	403	1,711	2,114	94	403	1,805	2,208	(452)	1997	1996	360
Greenville Avenue	Dallas	TX	—	768	3,200	3,968	32	768	3,232	4,000	(691)	1998	1998	360
Helotes	Helotes	TX	1,849	481	2,277	2,758	18	493	2,283	2,776	(282)	2000	2000	360
Henderson Pass	San Antonio	TX	—	562	2,348	2,910	924	1,386	2,448	3,834	(489)	1998	1995	360
Henderson Street	Fort Worth	TX	—	318	3,137	3,455	815	338	3,932	4,270	(551)	1999	1999	360
Highway 26	Hurst	TX	—	517	2,761	3,278	66	527	2,817	3,344	(259)	2001	2001	360
Highway 78	San Antonio	TX	—	392	1,550	1,942	142	392	1,692	2,084	(339)	1998	1997	360
Hill Country Village	San Antonio	TX	—	679	2,731	3,410	183	679	2,914	3,593	(1,020)	1985	1982	360
Hillcroft	Houston	TX	—	—	3,712	3,712	(73)	—	3,639	3,639	(1,295)	1991	1988	360
Hurst	Hurst	TX	—	363	1,492	1,855	88	363	1,580	1,943	(553)	1987	1974	360
Imperial Valley	Houston	TX	—	461	1,856	2,317	169	461	2,025	2,486	(725)	1988	1987	360
Irving	Irving	TX	—	180	734	914	796	314	1,396	1,710	(468)	1985	1975/84	360
Kingwood	Kingwood	TX	—	525	2,097	2,622	745	511	2,856	3,367	(911)	1988	1988	360
Lakeline	Austin	TX	—	737	3,412	4,149	37	748	3,438	4,186	(337)	2001	2001	360
Las Colinas	Irving	TX	2,418	478	2,717	3,195	436	491	3,140	3,631	(355)	2000	2000	360
Lewisville	Lewisville	TX	—	434	2,521	2,955	(11)	434	2,510	2,944	(656)	1997	1997	360
MacArthur	Irving	TX	—	180	734	914	933	359	1,488	1,847	(605)	1985	1975/84	360
Macarthur Crossing	Irving	TX	—	746	2,577	3,323	634	746	3,211	3,957	(872)	1996	1996	360
Medical Center (TX)	Houston	TX	—	737	2,950	3,687	315	737	3,265	4,002	(1,276)	1989	1989	360
Medical Center SA	San Antonio	TX	2,308	660	2,683	3,343	123	667	2,799	3,466	(323)	1998	1999	360
Mission Bend	Houston	TX	—	653	2,218	2,871	540	653	2,758	3,411	(737)	1995	1995	360
Nacogdoches	San Antonio	TX	—	363	1,565	1,928	1,435	381	2,982	3,363	(553)	1998	1996	360
North Carrollton	Carrollton	TX	—	627	2,739	3,366	10	627	2,749	3,376	(378)	2000	1999	360
North Park	Kingwood	TX	—	570	2,163	2,733	10	549	2,194	2,743	(268)	2000	1996	360
Oak Farms	Houston	TX	—	2,603	2,730	5,333	733	2,652	3,414	6,066	(518)	1999	1999	360

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
Oak Hills	Austin	TX	2,473	149	3,568	3,717	(3)	149	3,565	3,714	(544)	1999	1999	360
Oltorf	Austin	TX	—	640	4,435	5,075	—	640	4,435	5,075	(280)	2002	2002	360
Olympia	Missouri City	TX	2,266	489	2,912	3,401	2	498	2,905	3,403	(328)	1998	1999	360
Park Cities East	Dallas	TX	—	1,017	2,686	3,703	228	1,017	2,914	3,931	(841)	1995	1995	360
Parker Road	Plano	TX	—	809	2,211	3,020	252	809	2,463	3,272	(690)	1995	1995	360
Preston Road	Dallas	TX	—	703	2,903	3,606	(84)	703	2,819	3,522	(711)	1997	1997	360
River Oaks	Houston	TX	—	987	2,565	3,552	6,262	2,055	7,759	9,814	(2,429)	1996	1989	360
Round Rock	Round Rock	TX	—	386	1,641	2,027	145	386	1,786	2,172	(455)	1997	1995	360
San Antonio NE	San Antonio	TX	—	406	1,630	2,036	134	406	1,764	2,170	(633)	1985	1982	360
Shavano Park	San Antonio	TX	—	587	2,925	3,512	—	587	2,925	3,512	(219)	2001	2001	360
Slaughter Lane	Austin	TX	—	592	2,428	3,020	265	592	2,693	3,285	(650)	1997	1994	360
South Cooper	Arlington	TX	—	632	2,305	2,937	273	632	2,578	3,210	(695)	1996	1996	360
South Main—TX	Houston	TX	—	404	1,039	1,443	130	392	1,181	1,573	(154)	2000	1999	360
Southlake	Southlake	TX	—	670	2,738	3,408	271	670	3,009	3,679	(555)	1998	1998	360
Sugarland	Sugarland	TX	—	761	2,991	3,752	123	761	3,114	3,875	(1,075)	1988	1987	360
T.C. Jester	Houston	TX	—	903	3,613	4,516	435	903	4,048	4,951	(1,023)	1996	1990	360
The Quarry	San Antonio	TX	—	1,316	2,817	4,133	56	488	3,701	4,189	(662)	1999	1999	360
Thousand Oaks	San Antonio	TX	—	421	1,683	2,104	95	421	1,778	2,199	(640)	1986	1987	360
Universal City	Universal City	TX	—	169	593	762	1,075	169	1,668	1,837	(556)	1995	1985	360
Valley Ranch	Coppell	TX	—	791	3,210	4,001	216	791	3,426	4,217	(828)	1997	1995	360
West University	Houston	TX	—	1,121	4,484	5,605	176	1,121	4,660	5,781	(1,603)	1989	1988	360
Westchase	Houston	TX	—	250	2,756	3,006	(21)	351	2,634	2,985	(320)	2000	1998	360
Westheimer	Houston	TX	—	611	2,470	3,081	71	611	2,541	3,152	(866)	1986	1977	360
Windcrest	San Antonio	TX	—	626	2,535	3,161	469	626	3,004	3,630	(734)	1996	1975	360
Woodforest	Houston	TX	—	538	1,870	2,408	353	538	2,223	2,761	(583)	1996	1996	360
Woodlands	Spring	TX	—	737	2,948	3,685	346	737	3,294	4,031	(1,144)	1988	1988	360
Bayside	Virginia Beach	VA	—	236	943	1,179	320	236	1,263	1,499	(409)	1988	1984	360
Burke	Fairfax	VA	—	634	2,539	3,173	171	634	2,710	3,344	(688)	1996	1984	360
Burke Centre	Burke	VA	—	716	3,304	4,020	1,803	1,035	4,788	5,823	(338)	2001	1983	360
Burke Centre Bus Park	Burke	VA	—	319	1,474	1,793	(1,782)	—	11	11	(1)	2001	1983	360
Cedar Road	Chesapeake	VA	—	295	1,184	1,479	137	295	1,321	1,616	(438)	1994	1989	360
Charlottesville	Charlottesville	VA	—	305	1,225	1,530	139	305	1,364	1,669	(481)	1994	1984	360
Chesapeake	Chesapeake	VA	—	454	1,821	2,275	79	454	1,900	2,354	(500)	1996	1986	360
Crater Road	Petersburg	VA	—	224	898	1,122	103	224	1,001	1,225	(342)	1994	1987	360
Dale City	Dale City	VA	—	346	1,388	1,734	445	346	1,833	2,179	(567)	1994	1986	360
Fairfax	Fairfax	VA	—	1,136	4,555	5,691	2,419	1,414	6,696	8,110	(2,171)	1986	1980	360
Falls Church	Falls Church	VA	—	1,413	5,661	7,074	702	1,413	6,363	7,776	(2,024)	1987	1988	360
Fordson	Alexandria	VA	—	324	3,114	3,438	8	324	3,122	3,446	(211)	2002	1984	360
Fullerton	Springfield	VA	—	1,139	4,346	5,485	74	1,139	4,420	5,559	(315)	2001	1983	360
Gainesville	Gainesville	VA	—	245	983	1,228	150	245	1,133	1,378	(389)	1994	1988	360
Herndon	Herndon	VA	—	582	2,334	2,916	395	582	2,729	3,311	(949)	1988	1985	360

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
Holland Road	Virginia Beach	VA	—	204	818	1,022	153	204	971	1,175	(366)	1994	1985	360
Jefferson Davis Hwy	Richmond	VA	—	306	1,226	1,532	109	306	1,335	1,641	(450)	1994	1990	360
Kempsville	Virginia Beach	VA	—	279	1,116	1,395	151	279	1,267	1,546	(415)	1989	1985	360
Laskin Road	Virginia Beach	VA	—	305	1,225	1,530	161	305	1,386	1,691	(475)	1994	1984	360
Leesburg	Leesburg	VA	—	541	2,174	2,715	75	541	2,249	2,790	(581)	1996	1986	360
Manassas West/East	Manassas	VA	—	654	2,627	3,281	501	654	3,128	3,782	(1,108)	1988	1984	360
McLean	McLean	VA	—	—	1,839	1,839	1,799	—	3,638	3,638	(842)	1997	1997	360
Merrifield	Fairfax	VA	—	3,184	3,966	7,150	1,320	3,192	5,278	8,470	(721)	1999	1999	360
Midlothian Turnpike	Richmond	VA	—	646	2,591	3,237	107	646	2,698	3,344	(705)	1996	1984	360
Newport News North	Newport News	VA	—	574	2,301	2,875	281	574	2,582	3,156	(661)	1996	1986	360
Newport News South	Newport News	VA	—	496	2,014	2,510	348	496	2,362	2,858	(798)	1985/92	1985	360
North Richmond	Richmond	VA	—	344	1,375	1,719	186	344	1,561	1,905	(543)	1988	1984	360
Old Towne	Alexandria	VA	6,272	2,036	7,210	9,246	173	2,036	7,383	9,419	(1,029)	1999	1999	360
Potomac Mills	Woodbridge	VA	—	1,114	3,440	4,554	9	1,122	3,441	4,563	(703)	1997	1997	360
Princess Anne Road	Virginia Beach	VA	—	305	1,225	1,530	92	305	1,317	1,622	(437)	1994	1985	360
South Military Highway	Virginia Beach	VA	—	289	1,161	1,450	307	289	1,468	1,757	(396)	1996	1984	360
Sterling (Cascades)	Sterling	VA	—	2,292	3,639	5,931	67	2,292	3,706	5,998	(692)	1998	1998	360
Telegraph	Lorton	VA	—	441	2,036	2,477	25	441	2,061	2,502	(147)	2001	2001	360
Temple	Prince George	VA	—	297	1,193	1,490	154	297	1,347	1,644	(460)	1994	1989	360
Virginia Beach Blvd.	Virginia Beach	VA	—	502	1,832	2,334	481	502	2,313	2,815	(786)	1989	1985	360
Auburn	Auburn	WA	—	760	2,773	3,533	147	760	2,920	3,680	(836)	1996	1996	360
Bellefield	Bellevue	WA	—	957	3,830	4,787	249	957	4,079	5,036	(1,032)	1996	1978	360
Bellevue	Bellevue	WA	—	1,860	7,483	9,343	5,157	2,385	12,115	14,500	(3,322)	1984	1975	360
Bellingham	Bellingham	WA	—	601	2,400	3,001	313	601	2,713	3,314	(892)	1981	1981	360
Bremerton	Bremerton	WA	—	563	2,297	2,860	73	563	2,370	2,933	(525)	1997	1976	360
Burien	Burien	WA	—	646	2,622	3,268	491	646	3,113	3,759	(1,028)	1985	1974	360
Burien II	Seatac	WA	—	388	1,553	1,941	278	388	1,831	2,219	(634)	1985	1979	360
Canyon Park	Bothell	WA	—	1,023	2,949	3,972	266	1,023	3,215	4,238	(1,331)	1996	1990	360
Canyon Road Puyallup	Puyallup	WA	—	234	937	1,171	144	234	1,081	1,315	(276)	1996	1986	360
Capitol Hill	Seattle	WA	—	764	4,516	5,280	954	839	5,395	6,234	(2,749)	1987	1988	360
East Bremerton	Bremerton	WA	—	576	2,312	2,888	208	576	2,520	3,096	(644)	1996	1985	360
East Lynnwood	Lynnwood	WA	—	482	1,933	2,415	514	482	2,447	2,929	(792)	1986	1978	360
Edmonds	Edmonds	WA	—	1,190	4,806	5,996	636	1,190	5,442	6,632	(1,728)	1984	1974/75	360
Everett	Everett	WA	—	512	2,045	2,557	731	512	2,776	3,288	(894)	1981	1978	360
Factoria	Bellevue	WA	—	590	2,362	2,952	47	580	2,419	2,999	(829)	1984	1984	360
Factoria Square	Bellevue	WA	—	1,226	4,909	6,135	126	1,226	5,035	6,261	(1,283)	1996	1989	360
Federal Way	Federal Way	WA	—	862	3,414	4,276	268	862	3,682	4,544	(1,278)	1984	1975	360
Gig Harbor	Gig Harbor	WA	—	1,119	769	1,888	47	1,059	876	1,935	(161)	1999	1980	360
Hazel Dell	Vancover	WA	—	728	1,506	2,234	1,813	1,046	3,001	4,047	(965)	1996	1989	360
Highland Hills	Tacoma	WA	—	592	2,362	2,954	229	592	2,591	3,183	(851)	1981	1982	360
Issaquah	Issaquah	WA	—	615	2,460	3,075	163	615	2,623	3,238	(953)	1985	1986	360

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
Juanita	Kirkland	WA	3,560	877	4,523	5,400	(54)	877	4,469	5,346	(552)	1998	1999	360
Kennydale	Renton	WA	—	816	3,267	4,083	197	816	3,464	4,280	(855)	1996	1991	360
Kent	Kent	WA	—	557	2,297	2,854	5	543	2,316	2,859	(530)	1997	1977	360
Lacey	Lacey	WA	—	251	1,014	1,265	98	185	1,178	1,363	(253)	1997	1977	360
Lake City	Seattle	WA	—	572	2,421	2,993	260	572	2,681	3,253	(999)	1995	1987	360
Lake Union	Seattle	WA	—	1,580	7,440	9,020	22	2,956	6,086	9,042	(2,255)	1998	1998	360
Lakewood 512	Tacoma	WA	—	920	3,676	4,596	466	920	4,142	5,062	(1,309)	87/88/91	1979/81	360
Lynnwood	Lynnwood	WA	—	775	3,186	3,961	101	757	3,305	4,062	(744)	1997	1979	360
Mill Creek	Everett	WA	—	627	3,760	4,387	579	627	4,339	4,966	(737)	1998	1998	360
North Spokane	Spokane	WA	—	581	2,328	2,909	1,322	581	3,650	4,231	(999)	1984	1976	360
Parkland	Tacoma	WA	—	400	1,634	2,034	61	391	1,704	2,095	(397)	1997	1980	360
Pier 57	Seattle	WA	—	872	4,558	5,430	252	872	4,810	5,682	(837)	1986	1912	360
Port Orchard	Port Orchard	WA	—	483	2,013	2,496	66	483	2,079	2,562	(539)	1997	1991	360
Queen Anne/Magnolia	Seattle	WA	—	952	3,777	4,729	234	952	4,011	4,963	(1,384)	1987	1988	360
Redmond	Redmond	WA	—	537	5,503	6,040	121	529	5,632	6,161	(1,019)	1998	1998	360
Renton	Renton	WA	—	625	2,557	3,182	260	625	2,817	3,442	(1,000)	1984	1979/89	360
Salmon Creek	Vancouver	WA	—	759	3,327	4,086	49	759	3,376	4,135	(822)	1997	1997	360
Sammamish Plateau	Sammamish	WA	—	963	3,854	4,817	49	963	3,903	4,866	(722)	1998	1998	360
Shoreline/Aurora North	Shoreline	WA	—	1,495	6,006	7,501	735	1,495	6,741	8,236	(2,191)	1986	1978	360
Smokey Point	Arlington	WA	—	232	929	1,161	148	232	1,077	1,309	(375)	1987	1984/87	360
South Hill	Puyallup	WA	—	300	1,247	1,547	162	300	1,409	1,709	(466)	1995	1980	360
Southcenter	Renton	WA	—	425	1,783	2,208	232	425	2,015	2,440	(732)	1985	1979	360
Spokane	Spokane	WA	—	232	952	1,184	96	227	1,053	1,280	(272)	1997	1976	360
Sprague	Tacoma	WA	—	717	1,431	2,148	2,230	1,118	3,260	4,378	(1,098)	1996	1950/89	360
Tacoma South	Tacoma	WA	—	315	1,263	1,578	197	315	1,460	1,775	(475)	1987	1975	360
Totem Lake	Kirkland	WA	—	660	2,668	3,328	229	660	2,897	3,557	(1,002)	1984	1978	360
Vancouver Mall	Vancouver	WA	—	364	1,457	1,821	246	364	1,703	2,067	(658)	1980	1982	360
W. Olympia	Olympia	WA	—	359	1,446	1,805	68	351	1,522	1,873	(335)	1997	1978	360
West Seattle	Seattle	WA	—	698	4,202	4,900	56	698	4,258	4,956	(1,001)	1997	1997	360
White Center(aka West Seattle)	Seattle	WA	—	559	2,284	2,843	143	559	2,427	2,986	(838)	1980	1981	360
Woodinville	Woodinville	WA	—	674	2,693	3,367	253	674	2,946	3,620	(958)	1984	1982/84	360
Corporate Office	Seattle	WA	—	3,947	7,096	11,043	9,688	4,209	16,516	20,731	(13,128)	1998	1998	360
Monocacy (Land with no Building)	Frederick	MD	—	62	—	62	—	62	—	62	—	2002	N/A	360
Olive Interbelt (Non-Shurgard Store)	St. Louis	MO	—	818	3,705	4,523	89	818	3,794	4,612	(1,278)	1994	1994	360
St. Peters (Land with no Building)	St. Peters	MO	—	989	—	989	—	989	—	989	—	1999	N/A	360

	Location	State	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amounts as of December 31, 2003			Accum. Depr.	Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building, Equip. & Other	Gross Storage Centers
Rosewood (opened in January 2004)	Columbia	SC	—	317	—	317	—	317	—	317	—	2002	2004	360
North Austin (Store being remodeled)	Austin	TX	—	609	2,436	3,045	(2,436)	609	—	609	—	1986	1982	360
Containerized Storage			—	—	4,889	4,889	(4,790)	—	99	99	—

Total			$209,889	$361,389	$1,370,019	$1,731,408	$171,234	$376,832	$1,525,804	$1,902,636	$(322,005)

The following tables reconcile the changes in land, building, equipment and other, as well as accumulated depreciation over the last three years.

	(in thousands)
Land, Building, Equipment and Other
Balance at January 1, 2001 (as restated)		$1,347,442
Consolidation of Storage to Go		5,207
Additions during the period
Acquisitions	$40,860
Developments	78,248
Improvements and Other	7,132

		126,240
Land Held for Sale		—
Cost of Real Estate Sold or Disposed		(2,083)

Balance at December 31, 2001 (as restated)		1,476,806
Additions during the period
Acquisitions	$127,090
Developments	112,869
Improvements and Other	13,172

		253,131
Land Held for Sale		2,212
Cost of Real Estate Sold or Disposed		(3,513)

Balance at December 31, 2002 (as restated)		1,728,636
Additions during the period
Acquisitions	$123,234
Developments	41,219
Improvements and Other	21,294

		185,747
Land Held for Sale		1,988
Cost of Real Estate Sold or Disposed		(13,735)

Balance at December 31, 2003		$1,902,636

Accumulated Depreciation
Balance at January 1, 2001 (as restated)		$176,892
Consolidation of Storage to Go		2,865
Depreciation expense		45,066
Disposal		(716)

Balance at December 31, 2001 (as restated)		224,107
Depreciation expense		50,671
Disposal		(343)

Balance at December 31, 2002 (as restated)		274,435
Depreciation expense		55,095
Disposal		(7,525)

Balance at December 31, 2003		$322,005

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of

Shurgard Self Storage SCA,

Brussels, Belgium

We have audited the accompanying consolidated balance sheets of Shurgard Self Storage, SCA. and subsidiaries (collectively “the Company”) as of December 31, 2003, 2002, and 2001 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, 2002, and 2001 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E, the accompanying 2002 and 2001 consolidated financial statements have been restated.

DELOITTE & TOUCHE

Reviseurs d’Entreprises SC s.f.d. SCRL

Represented by Daniel Kroes

/s/    Daniel Kroes

April 23, 2004

CONSOLIDATED BALANCE SHEETS

(in thousands)

(in US dollars)

		As of December 31,
			2002	2001
	Note	2003	(as restated)	(as restated)
ASSETS
Storage Centres:
Land		$137,615	$83,297	$53,623
Buildings & equipment, net		400,397	279,570	171,321
Construction in progress		12,766	87,225	68,839

Total Storage Centres	C	550,778	450,092	293,783
Investment in and receivables from affiliates	D	29,824	—	—
Cash & cash equivalents		11,965	24,978	15,324
Deferred taxation	E	—	—	—
Other assets	F	31,902	30,103	20,059

Total Assets		$624,469	$505,173	$329,166

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities		$41,637	$35,617	$24,676
Liabilities under capital leases	G	11,391	9,469	7,838
Bonds payable to an affiliated company	H	57,287	49,623
Line of credit	I	376,553	270,936	174,506
Subordinated loan payable to related party	K	—	127,620	99,534

Total Liabilities		486,868	493,265	306,554

Commitments and contingencies	N
Shareholders’ equity	L
General Partner Interest
€160.50 par value; 56 shares issued and outstanding in 2003 and 2002		10	10	10
Class A Limited Liability Partner Interest
€160.50 par value; 233,844 shares (2002:
97,733) issued and outstanding		40,948	17,769	17,769
Additional paid in capital		118,653	30	30
Profit Certificates: 219,234 (2002:219,234) issued		139,754	139,754	139,754
Less: uncalled Profit Certificates		(26,089)	(26,089)	(47,718)

Total shareholders’ interest		273,276	131,474	109,845
Accumulated loss		(140,287)	(110,421)	(80,590)
Accumulated other comprehensive loss		4,612	(9,145)	(6,643)

Total shareholders’ equity		137,601	11,908	22,612

Total liabilities & shareholders’ equity		$624,469	$505,173	$329,166

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(in US dollars)

	For the year ended December 31,
		2002	2001
	2003	(as restated)	(as restated)
Revenue
Real estate operations	$67,318	$43,512	$26,526
Other revenue	11,376	—	—

Total revenue	78,694	43,512	26,526
Expenses
Operating expenses	54,383	32,236	24,296
Real estate taxes	3,540	2,193	1,777
Depreciation and amortisation	19,433	12,959	9,044
General, administrative and other expenses	6,181	4,798	3,425

Total expenses	83,537	52,186	38,542

Net loss arising from operations	(4,843)	(8,674)	(12,016)

Other Income (Expense)
Interest income and other	1,520	620	482
Interest and other charges	(21,508)	(13,863)	(9,206)
Interest expense on bonds payable to an affiliated company	(6,889)	(1,403)	—
Interest expense on subordinated loan payable to related party	(7,774)	(8,881)	(7,750)
Exchange translation gain on bonds payable to an affiliated company	9,830	2,357	—

Net loss before taxation	(29,664)	(29,844)	(28,490)
Income tax (charge) benefit	(202)	13	—

Net loss before cumulative effect of a change in accounting principle	(29,866)	(29,831)	(28,490)
Cumulative effect of a change in accounting principle	—	—	(1,106)

Net loss	$(29,866)	$(29,831)	$(29,596)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(in US dollars)

		For the year ended December 31,
			2002	2001
	Note	2003	(as restated)	(as restated)
Operating activities:
Net loss		$(29,866)	$(29,831)	$(29,596)
Adjustments to reconcile earnings to net cash used in operating activities
Income tax charge (benefit)		202	(13)
Share of loss of affiliate		1,135	—	—
(Gains) on disposal of property		—	(257)	(20)
Cumulative effect of a change in accounting principle				1,106
Derivative expense		192	—	—
Depreciation and amortisation		19,433	12,959	9,044
Amortisation of financing costs as interest expense		4,651	3,268	2,706
Exchange translation gain on bonds payable to an affiliated company		(9,830)	(2,357)	—
Interest and redemption premium accrued on bonds payable to an affiliated company		6,889	539	—
Subordinated loan payable to related party	K	7,774	8,893	7,735
Changes in operating accounts:
Receivables from affiliate	D	(6,307)	—	—
Other assets		2,202	(5,742)	(1,016)
Accounts payable and other liabilities		1,630	4,608	7,429

Net cash used in operating activities		(1,895)	(7,933)	(2,612)

Investing activities:
Payments for site acquisition and construction		(79,459)	(114,634)	(104,889)
Transfer of assets to affiliate	D	44,139	—	—
Proceeds of derivative contract		2,283	—	—
Investment in affiliate	D	(22,357)	—	—
Proceeds of disposal of property		—	4,216	43
Payments for other intangible assets		(768)	(666)	(470)

Net cash used in investing activities		(56,162)	(111,084)	(105,316)

Financing activities:
Proceeds from issue of Profit Certificates	L	—	21,837	38,339
Proceeds from issue of Partner Interests	L	7,316	—	—
Proceeds from lines of credit		45,494	57,188	76,678
Proceeds from bonds payable to an affiliated company		—	49,317	—
Repayment of subordinated loan payable to related party	K	(7,344)	—	—
Increase in liabilities under capital leases		44	177	(54)
Payment of financing and related costs		(4,134)	(3,207)	(4,809)

Net cash provided by financing activities		41,376	125,312	110,154

Net effect of translation on cash		3,668	3,359	(664)

(Decrease) increase in cash and cash equivalents		(13,013)	9,654	1,562
Cash and cash equivalents at start of year		24,978	15,324	13,762

Cash and cash equivalents at end of year		$11,965	$24,978	$15,324

Supplemental schedule of cash flow information:
Interest paid net of capitalization		$10,114	$9,055	$6,315

Capital lease obligation incurred on site acquisition		$—	$—	$5,989

Partner Interests issued for contribution in kind of subordinated loan payable to related party		$135,548	$—	$—

Total amount of corporate income taxes paid		$202	$(13)	$—

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(in US dollars)

	General Partner Interest	Limited Partner Interest and profit certificates	Additional paid-in capital	Accumulated loss	Accumulated other comprehensive loss	Total shareholders’ equity
Balance January 1, 2001 (as restated)	$10	$71,902	$30	$(50,994)	$(6,392)	$14,556
Increase in shareholders’ interest		37,903				37,903
Comprehensive loss:
Net loss				(29,596)		(29,596)
Other Comprehensive Income (loss):
Gain on derivative instruments					900	900
Foreign currency translation				—	(1,151)	(1,151)

Total Comprehensive Loss:	—	—	—	(29,596)	(251)	(29,847)

Balance January 1, 2002 (as restated)	10	109,805	30	(80,590)	(6,643)	22,612
Increase in shareholders’ interest		21,629				21,629
Comprehensive loss:
Net loss				(29,831)		(29,831)
Other Comprehensive Income (loss):
Loss on derivative instruments					(2,483)	(2,483)
Foreign currency translation				—	(19)	(19)

Total Comprehensive Loss:	—	—	—	(29,831)	(2,502)	(32,333)

Balance January 1, 2003 (as restated)	10	131,434	30	(110,421)	(9,145)	11,908
Increase in shareholders’ interest cash		1,204	6.074			7,278
Increase in shareholders’ interest non cash		21,975	112,549			134,524
Comprehensive loss:
Net Loss				(29,866)		(29,866)
Other Comprehensive Income (loss):
Gain on derivative instruments					1,795	1,795
Foreign currency translation				—	11,962	11,962

Total Comprehensive Loss:	—	—	—	(29,866)	13,757	(16,109)

Balance December 31, 2003	$10	$154,613	$118,653	$(140,287)	$4,612	$137,601

See Notes to Consolidated Financial Statements.

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization

Shurgard Self Storage S.C.A. (“the Company”) was incorporated under Belgian Law as a Société en Commandite Simple on December 8, 1994 and reorganized as a Société en Commandite par Actions on September 28, 1999. The Company invests directly or through wholly owned subsidiaries in Belgium, the Netherlands, France, Sweden, Denmark, the United Kingdom and Germany (Collectively the “Group”) in the development and operation of self-service storage properties providing month-to-month leases for business and personal use.

Note B—Summary of Significant Accounting Policies

Basis of presentation:  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on the basis described below.

Consolidation:  The consolidated financial statements include the accounts of the Company and all of its domestic and foreign subsidiaries and joint ventures in which the Company have effective control as evidenced by, among other factors, holding a majority interest in the investment and having the ability to cause a sale of assets. All investments in joint ventures that do not qualify for consolidation, but in which the Company exercise significant influence, are accounted for under the equity method (See Note D). All inter-company balances and transactions have been eliminated upon consolidation.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Group to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New accounting principles:  In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Group have not entered into any guarantees or modified any existing guarantees subsequent to December 31, 2002 and therefore adoption of this statement has had no effect on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On December 31, 2002, the Group adopted the disclosure provisions of SFAS 148 and continues to account for stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Therefore, the adoption of SFAS 148 did not have any effect on its financial position or results of operations. The following table reflects pro forma net income as if the Group had recognized stock-based compensation expense using the fair value method in accordance with SFAS 123. As the Group is a non-public entity, the fair value of options issued in 2003 and 2002 was calculated at their minimum value of $99 (2002:

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$78) per option granted, applying a risk free interest rate of 2.75% and 2.74%, respectively. All grants of options were made at fair market value and no compensation expense has been recorded in Net Loss for the year ended December 31, 2003, 2002, and 2001.

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Net loss as reported	29,866	29,831	29,596
Add: proforma compensation expense	49	12	—

Proforma net loss	29,915	29,843	29,596

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, for entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as revised by FIN 46R in December 2003, becomes effective for variable interest entities for periods ending after March 15, 2004. The Group is in the process of determining whether First Shurgard SPRL, an entity newly formed in May 2003 (Note D), meets the definition of a Variable Interest Entity under the conditions outlined in FIN 46R.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain financial instruments previously accounted for as equity should be classified as liabilities in statements of financial position. In December 2003, the FASB issued a revised SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements 87, 88 and 106”. Adoption of these statements has no effect on the Group’s financial position, results of operations or cash flows.

Accounting for Derivative Instruments and Hedging Activities:  The Group has adopted the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as cash flow hedges, the effective portion of the gain or loss on such derivative instruments will generally be reported in Other Comprehensive Income (OCI) and the ineffective portion, if any, will be reported in net income. Such amounts recorded in accumulated OCI will be reclassified into net income when the hedged item affects earnings. To the extent derivative instruments qualify and are designated as hedges of changes in the fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument will be recognized currently in earnings along with the changes in fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

Foreign exchange:  The consolidated financial statements are initially prepared in euro, the primary functional currency of the Group. Assets and liabilities of certain subsidiaries outside the euro zone, whose

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

functional currencies are the local currencies of the countries in which they are located, are translated in accordance with SFAS 52, “Foreign Currency Translation”. In accordance with SFAS 52, assets and liabilities of such subsidiaries denominated in local currencies are translated into euro at the exchange rates in effect at the balance sheet date and revenue and expenses are translated at average rates of exchange rate prevailing during the year. Gains or losses arising from such translation, together with gains or losses on translation of intercompany loans to such subsidiaries that are of a long-term nature, are accumulated in OCI as a separate component of shareholders’ equity.

For presentation, these financial statements have been translated into US dollars. For this purpose, the consolidated balance sheet has been converted at the exchange rate in effect at the balance sheet date and the consolidated statement of operations has been translated at average rates of exchange. Gains or losses arising from this translation are also accumulated in OCI.

The Company has entered into contracts for the hedging of that proportion of investments made in currencies outside the euro through the forward sale of such currencies. In accordance with SFAS 133, the Company records such contracts on the balance sheet at market value. Changes in market values are recorded in OCI in the same manner as for the exchange translation of the related intercompany loans as above.

Gains or losses from transactions denominated in other currencies are included in the determination of net loss.

Storage Centers:  Storage centers are recorded at cost. Depreciation on buildings is recorded on a straight-line basis over their estimated useful lives, on average over 30 years and equipment and leasehold improvements are depreciated over 5 years. Repair and maintenance costs are recognized in expense as incurred, unless the costs are incurred for the replacement of existing building infrastructures.

Valuation of long-lived assets:  Whenever events or changes in circumstances indicate that the carrying amounts of storage centers or other long lived assets might not be recoverable, the Group reviews the related assets for impairment using best estimates based upon reasonable and supportable assumptions and projections. The Group uses the expected cash flow method to determine if the net book value of the properties exceeds fair value less costs to sell. As at December 31, 2003, no such assets had been written down.

Cash and cash equivalents:  Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

Financing costs:  Financing costs are amortized on the effective interest method over the life of the related debt (See Note I). The related expense is included in interest expense.

Revenue recognition:  The majority of the Group’s customers rent under month-to-month lease agreements and revenue is recognized at the contracted rate for each month occupied. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease. Revenue from development fees in respect of stores developed on behalf of First Shurgard SPRL (See Note D) is recognized as earned to the extent of development costs incurred and stores opened, calculated on the basis set out in the joint venture agreements. Revenue from management fees in respect of the operation of those stores is recognized based upon the revenue of those stores.

Financial instruments:  The carrying values reflected on the balance sheet at December 31, 2003 reasonably approximate the fair value of cash and cash equivalents, other assets, accounts payable, lines of credit and other liabilities.

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes:  The Group accounts for income taxes under the provisions of SFAS 109, “Accounting for Income Taxes.” SFAS 109 requires companies to account for deferred income taxes using the asset and liability method. Deferred taxation liabilities or assets are recognized for the estimated future tax effects, based upon enacted tax law, attributable to temporary differences in the timing of recognition of transactions for reporting and tax purposes. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

Comprehensive income:  The Group follows SFAS 130, “Reporting of Comprehensive Income”. SFAS 130 establishes rules for the reporting of comprehensive income and its components. Comprehensive income comprises net income, foreign currency translation adjustments and adjustments to market value of certain derivative instruments and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Segment information:  The Group has adopted SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about products, services, geographic areas and customers. The segments adopted by the Group and related financial information are set out in Note O.

Environmental costs:  Group policy is to accrue environmental assessments and/or remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. The majority of Group real estate facilities have undergone independent environmental investigations and Group policy is to have such investigations conducted on all new real estate acquired. Although there can be no assurance that there is no environmental contamination, the Group is not aware of any such contamination which individually or in aggregate would be material to its business, financial condition or results of operations.

Note C—Storage Centers

	2003	2002	2001
	(in thousands)
Land	137,615	83,297	53,623
Buildings	437,094	299,857	177,551
Properties under capital lease	12,040	5,640	5,297
Equipment and other	16,089	11,249	8,675

Total property, plant & equipment	602,838	400,043	245,146
Less: accumulated depreciation (Including $1,393,000 on leased assets)	(64,826)	(37,176)	(20,202)

	538,012	362,867	224,944
Construction in progress	12,766	87,225	68,839

Net book value	550,778	450,092	293,783

As at December 31, 2003, the Group had outstanding commitments under contracts for the acquisition and construction of new storage centers totaling $43,777,000. This amount includes the value of certain contracts for the acquisition of new properties, the completion of which are subject to conditions such as the achievement of planning consents. In 2003, 2002 and 2001, interest of $948,000, $2,149,000 and $1,927,000 respectively relating to the development of storage centers was capitalized

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note D—Investment in and Receivables from Real Estate Affiliate

This comprises:

December 31, 2003
(in thousands)
Investment in affiliates	23,615
Amounts receivable from affiliates	7,344
Less: share of losses of affiliates	(1,135)

29,824

The investment comprises an investment in a 20% interest in the registered capital of First Shurgard SPRL (“First Shurgard”), a Belgian entity formed in May 2003, together with a 5.2% direct interest in one of its subsidiaries, First Shurgard Deutschland GmBH. These entities were formed under a joint venture agreement with Crescent Euro Self Storage Investments SARL (“Crescent”) for the development of up to 38 storage centers in the Group’s European markets. During the year, the Group transferred ten properties under development into the joint venture at their cost of $44,139,000 plus reimbursement of interest carry cost of $1,283,000, included in Interest Income in the consolidated statements of operations.

First Shurgard has equity commitments of €20,000,000 (Equivalent to $25,104,000 at December 31, 2003) from the Group and €80,000,000 (Equivalent to $100,414,000 at December 31, 2003) from Crescent, of which €15,981,000 (equivalent to $20,059,000 at December 31, 2003) remains to be drawn, and has obtained a non-recourse five year debt facility for €140,000,000 (equivalent to $175,725,000 at December 31, 2003) from a group of commercial banks. Under the terms of this debt facility, a subsidiary of First Shurgard entered into a Subscription Agreement with Shurgard Storage Centers, Inc. (“Shurgard”) under which Shurgard irrevocably agreed to subscribe to subordinated and unsecured registered bonds in the aggregate principal amount of up to $20,000,000. This commitment may be reduced if certain financial covenants are met and otherwise terminates not later than July 25, 2009. These bonds may generally only be drawn down either to avoid an imminent default or in the event of a default and so applied to repay amounts due under the credit agreement.

Under the joint venture agreement, the Group is responsible for the acquisition and construction of sites on behalf of First Shurgard for which First Shurgard pays development fees equal to 7% of the cost of developed storage centers, together with reimbursement of certain out-of-pocket costs and certain other initial fees in connection with capital raising. In addition, the Group has entered into a 20-year management agreement for the operation of First Shurgard stores, for which the Group receives management fees equal to 7% of revenues subject to a minimum of €50,000 (equivalent to $63,000 at December 31, 2003) per year per store, together with certain other fixed fees. In the year ended December 31, 2003, the Group received a total of $12,108,000 in development and initial fees and $403,000 in management fees from First Shurgard, which amounts are included in Other Revenue in the consolidated statement of operations, net of the Group’s share of losses of those affiliates of $1,135,000.

Store personnel of First Shurgard stores are employed either directly by the Group or under joint employment contracts between the Group and First Shurgard. First Shurgard reimburses to the Group the personnel costs of these employees, amounting in total to $801,000 in the year ended December 31, 2003.

The joint venture agreement also provides that, in addition to its initial 20% ownership interest, the Group will receive an additional 20% of First Shurgard’s income and cash flow after each of the investors has received an internal rate of return of 12% on its equity investment. First Shurgard owns the developed storage centers

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to the management agreements. Although the Group has no obligation to purchase the properties, if they are put up for sale, it has a right of first offer at fair market value.

Below is summarized financial information for First Shurgard and its subsidiary companies:

First Shurgard

Unaudited Consolidated Balance Sheet

31, December 2003
($000)
ASSETS
Storage centers:
Land	38,201
Buildings and equipment, net	79,887
Construction in progress	13,952

Total storage centers	132,040
Cash and cash equivalents	20,951
Other assets	21,998

Total assets	174,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	11,618
Amounts payable to Shurgard Europe	7,344
Line of credit	55,228

Total liabilities	74,190

Minority interest	948

Shareholders’ equity	99,851

Total liabilities and shareholders’ equity	174,989

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

First Shurgard

Unaudited Consolidated Statement of Operations

31 December, 2003
$’000
Revenue
Rental revenue	596

Total revenue	596

Expenses
Operating	3,647
Real estate taxes	66
Depreciation and amortization	660
General, administrative and other	1,416

Total expenses	5,789

Loss from operations	(5,193)
Interest expense	(177)
Minority interest	63

Net loss	(5,307)

Note E—Income Taxation

The Income tax (charge) benefit comprises:

	2003	2002	2001
	$’000	$’000	$’000
Corporate income taxes payable	(202)	13	—

	(202)	13	—

The net deferred tax asset is made up as follows:

	2003	2002	2001
	$’000	$’000	$’000
Net loss before taxation	29,664	29,844	28,490

Deferred tax assets:
Tax loss carried forward	64,269	44,676	28,560
Other timing assets	2,985	2,430	909
Deferred tax liabilities:
Accelerated depreciation allowances	(2,569)	(2,791)	(2,067)
Exchange translation on bond payable	(4,664)	(850)
Other timing liabilities	(5,383)	(3,102)	(1,654)

Net deferred tax asset (Before valuation allowance)	54,638	40,363	25,748
Valuation allowance	(54,638)	(40,363)	(25,748)

Net deferred tax asset	—	—	—

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Group has re-evaluated the appropriateness of its deferred tax assets. Based on the fact that it has not demonstrated a history of taxable income in any jurisdiction since inception, the Group has concluded that it is not appropriate to recognize the potential future benefit of these deferred tax assets until such time as it actually begins to realize them. Consequently, in accordance with SFAS 109, a full valuation allowance is necessary. The facts considered have been present since 2001, and as a result, the Group has determined that a full valuation allowance should have been recorded for net deferred tax assets recognized in prior periods. As a result, the accompanying consolidated financial statements for the years ended December 31, 2002 and December 31, 2001 have been restated.

A summary of the significant effects of the restatement is as follows:

	At December 31, 2002		At December 31, 2001
	As previously reported $’000	As restated $’000	As previously reported $’000	As restated $’000
Net deferred tax asset	36,428	—	24,005	—
Shareholder’s Equity	48,336	11,908	46,617	22,612

	2002		2001
	As previously reported $’000	As restated $’000	As previously reported $’000	As restated $’000
Net loss	(22,501)	(29,831)	(21,292)	(29,596)

Net operating losses carried forward at the end of 2003 amounted to $181,085,000 and they may be carried forward indefinitely in all jurisdictions.

In 2002 and 2001, net operating losses carried forward amounted to $125,860,000 and $90,167,000 respectively.

Note F—Other Assets

Other assets are comprised of:

	2003	2002	2001
	(in thousands)
Accounts receivable, net of allowances	8,710	5,187	2,490
Prepayments and deposits	8,216	10,003	1,810
Value Added Taxes recoverable	4,776	5,234	6,393
Financing costs, net of amortization	7,418	7,553	6,327
Software development and other intangibles, net of amortization	1,472	1,116	953
Other assets	1,310	1,010	2,086

	31,902	30,103	20,059

The risk on our accounts receivable is limited due to the nature of the business which is characterized by a large number of customers and low transaction values per customer.

Note G—Liabilities Under Leases

The Group has a number of operating lease commitments, including ground leases with terms up to 95 years. Under these lease agreements, the Group expensed $2,149,000, $1,416,000 and $1,209,000 in the years

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2003, 2002 and 2001, respectively. The Group also leases five properties in Belgium and the Netherlands under capital leases with purchase options on the Belgian properties exercisable in 2011 and 2022 respectively. The liability under these leases was $11,391,000, $9,469,000 and $7,838,000 at December 31, 2003, 2002 and 2001 respectively.

The future minimum payments required under these leases are as follows (in thousands):

Year	Future payments Operating leases	Future payments Capital leases
2004	2,557	879
2005	1,840	884
2006	2,109	886
2007	2,070	889
2008	2,105	892
Following years	32,584	32,036

Note H—Bonds payable

In May 2002, the Company entered into a Subscription Agreement with Shurgard under which Shurgard irrevocably agreed to subscribe to registered bonds in the aggregate principal amount of up to $55,000,000 (reduced from $75,000,000 under amendments to the Subscription Agreement dated May and December 2003) to be issued by the Company from time to time in order to meet its development and working capital requirements. These subscription commitments automatically terminate two years following the date of the agreement.

The bonds are unsecured and subordinated to all creditors including other unsecured creditors, although they are senior to all equity distributions or distribution rights of any kind. They bear annual interest at 9.75% with an unused fee of 1% per annum on the undrawn amount. The Company has the option to pay interest in either cash or by the issue of additional bonds that are not taken into account in computing the maximum principal amount of bonds that may be issued as above. As at December 31, 2003, the aggregate face value of bonds issued under the Agreement was $55,274,000, including $6,249,000 in respect of accrued interest. In the year ended December 31, 2002, the Company also paid to Shurgard a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50,000,000.

The bonds will be redeemed on December 31, 2004 at 115% of the principal amount of the issued bonds together with accrued interest. The Company has two one year options to extend the redemption date, subject to certain conditions, and may also redeem all or any part of the outstanding bonds at any time. Any bonds so redeemed will be cancelled and may not be re-issued. The Company is accruing the redemption premium payable on the effective interest method assuming the bond will be redeemed on December 31, 2006, taking into account the options to extend the redemption date.

Under the Subscription Agreement, subject to the condition, inter alia, that the Company has already launched an Initial Public Offering on a regulated stock market, Shurgard has undertaken, if so requested, to subscribe to any capital increase in the Company prior to the redemption date to be effected by a contribution in kind of receivables arising from the outstanding bonds held by Shurgard at a price equal to 80% of the trading price of the shares at the time.

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note I—Line of Credit

This comprises:

	Amount of facility	Amount drawn	Interest rate at December 31, 2003
Bridge credit agreement end 2003	€310,000,000	$376,553,000	3.8%
Bridge credit agreement end 2002	€300,000,000	$270,936,000	4.8%

This facility, which was drawn down on 29 December 2003 in order to refinance the Group’s existing revolving credit agreement, bears interest at a margin over EURIBOR +2%, is secured by mortgages and other charges on substantially all of the storage centers and certain other assets of group companies. It is subject to customary banking covenants and is repayable on December 31, 2004. The Group is examining proposals for longer term financing.

Note J—Derivative instruments and hedging activities

The Group has used interest rate swaps and caps to manage its variable rate debt and forward contracts for the sale of foreign currencies in order to manage its foreign currency investments as described below. These transactions have been accounted for in accordance with SFAS 133 as described in Note B.

Foreign currency risk

In order to minimize the risk of changes in the fair value of assets attributable to fluctuating exchange rates, the Company entered into contracts for the hedging of that proportion of investments made in currencies outside the euro zone and financed by euro denominated debt, through the forward sale of such currencies as at December 31, 2003, the maturity date of the related financing (See note I). Credit risk was minimized through the placing of such contracts only with highly rated banks in major European financial markets. In accordance with SFAS 133, at maturity of the contracts at December 31, 2003, the Company received proceeds of $2,283,000 in respect of the market value of the contracts at that date (2002: liability of $37,000; 2001: liability of $990,000), which was recorded by a credit of $2,327,000 (2002: credit of $1,135,000; 2001: charge of $990,000) to Foreign Currency Translation in OCI.

Interest rate risk

In 2001, the Company entered into an interest rate cap agreement at 6.75% for a notional amount of €64,000,000 ($80,331,000 at December 31, 2003) and an interest rate swap fixing the interest rate at 5.24% for a notional amount of €191,000,000 ($239,739,000 at December 31, 2003), both contracts maturing on December 31, 2003. During 2002, the Company purchased two further interest rate caps at 6.75% for notional amounts of €25,000,000 ($31,379,000 at December 31, 2003) and €20,000,000 ($25,104,000 at December 31, 2003) respectively maturing also on December 31, 2003, for a total cost of €36,000 ($45,000 at December 31, 2003). Although these transactions were designated as cash flow hedges of the interest rate risk attributable to changes in the variable rate interest on the Group’s Line of Credit (Note I), the terms differed from the underlying debt in that, at December 31, 2002, the notional value of the contracts exceeded the amount drawn under the Line of Credit by €41,500,000 ($43,496,000 at December 31, 2002) (2001: €58,000,000; $51,377,000 at December 31, 2001). Accordingly, in the years ended December 31, 2001 and 2002, the Company used the hypothetical derivative method to test hedge effectiveness as well as the amount of ineffectiveness to be recorded in earnings. This method compares changes in the value of a hypothetical “at market” swap for a notional amount matching

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the hedged debt to changes in value of the actual swap. Amounts are recorded in net interest expense (see below) to the extent changes in value of the actual swap exceed changes in the value of the hypothetically perfect swap.

The Group adopted SFAS 133 on January 1, 2001 and initially recorded a charge of $1,106,000 in respect of a cumulative effect of a change in accounting principle relating to the adjustment from its book value of $1,421,000 to market value of $315,000 of the Company’s interest rate cap at that date. As the above contracts matured at December 31, 2003, their fair market value was reduced to $Nil at that date (2002: A liability of $1,524,000; 2001: An asset of $996,000) by a credit to OCI of $2,017,000 (2002: debit of $2,739,000; 2001: credit of $891,000) and a debit to interest expense of $192,000 (2002: credit of $950; 2001: debit of $761,000).

Note K—Subordinated Loan Payable

At December 31, 2002, the Company had drawn €121,763,000, including accrued interest at annual rate of 8.25%, under a €206,000,000 ($258,567,000 at December 31, 2003) Loan Facility Agreement with Recom & Co SNC (“Recom”), a Belgian holding company with a partnership interest then of 53.83% in the Company. The outstanding loan of €128,766,000 ($142,892,000 at September 8, 2003), including accrued interest, was repaid in full on September 8, 2003 by payment of cash of €6,618,000 ($7,344,000 at September 8, 2003) together with the contribution in kind by Recom of the balance of €122,148,000 ($135,548,000 at 8 September 2003) in consideration for its subscription for shares issued under certain warrants (See Note L).

Note L—Shareholders’ Equity

The registered capital of the Company amounts to €15,695,000 (equivalent to $17,779,000 at historical rates) which is represented by 97,789 Partner Interests, each representing an equal part of the capital. The participants comprise General Partners, who commit themselves with unlimited liability, jointly and severally, to the obligations of the Company and Classes A, B and C Limited Liability Partners, whose liability is limited up to the amount of their contribution, provided that they do not engage in the management of the Company. No Class B or C Partner Interests have yet been issued. The three classes of Partner Interests have in certain circumstances (i) varying preference rights with respect to distributions made by the Company to its partners and (ii) varying rights to give effect to a transfer or sale of their interest.

On October 8, 1999, the Company entered into a Joint Venture Agreement with new partners in order to provide capital to finance the ongoing development of the Group’s business. Under this Agreement, the partners subscribed to additional General Partner Interests in the Company for a total amount of $8,500. In addition to the partner interests representing the registered capital of the Company, the Company also issued to the new partners 178,306 Profit Certificates against a commitment to contribute in cash an amount of €684.13 (equivalent to $859 at December 31, 2003) per certificate. At December 31, 2003 and 2002, the Profit Certificates were fully subscribed, amounting in total to €121,984,000 ($113,665,000 at historical rates). Each Profit Certificate entitles its holder to certain voting rights as set out in the Joint Venture Agreement and otherwise to the same rights and obligations as a limited liability partner interest. Each Profit Certificate may be converted into one Class B limited liability partner interest at any time provided that it has been paid up in accordance with the terms of the Joint Venture Agreement.

The Company also issued free of charge to certain of its partners, a total of 136,111 warrants, each to acquire one Class A limited liability partner interest through a capital increase at a predetermined price. These warrants were exercised on September 8, 2003 for a total consideration of €128,740,000 ($142,863,000 at September 8, 2003) of which €6,592,000 ($7,315,000 at September 8, 2003) was paid in cash and €122,148,000 ($135,548,000 at September 8, 2003) was settled by way of contribution in kind of the Subordinated Loan

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payable (Note K). This contribution in kind has not been recorded in the Consolidated Statement of Cash Flow as it represents a non cash transaction.

On February 27, 2001, as part of arrangements for additional financing, the Company and its partners entered into a further agreement under which the partners agreed to subscribe for a further 40,928 New Profit Certificates at €684.13 (equivalent to $859 at December 31, 2003) per New Profit Certificate, amounting in total to €28,000,000 ($35,145,000 at December 31, 2003). Subsequent to December 31, 2002, the partners are only required at the discretion of the Company to pay up the New Profit Certificates in the event the Company defaults (or threatens to default) on the terms of any material indebtedness or in the event of bankruptcy, insolvency or liquidation, irrespective of other conditions. When it is fully paid, each New Profit Certificate may be converted into one Class C limited liability partner interest at any time.

Note M—Compensation and Benefit Plans

On 6 December 2001, the Group adopted the Shurgard Self Storage SCA European Share Plan that provides for the granting of options to eligible employees of Group companies to acquire limited liability Class A Partner Interests in the Company up to a maximum of 7% of the issued ordinary share capital. The options vest after three years. Under the Plan, option holders irrevocably grant to Shurgard a call option with right of first refusal to purchase shares and Shurgard grants option holders a put option to sell to Shurgard any shares acquired under the Plan at a price based upon an independent valuation of the Group. The following table summarizes the number of options issued, none of which are yet exercisable:

	Number of options	Weighted average exercise price	$ equivalent as at Dec 31, 2003
Granted in 2002	1,836	€950	$1,192
Forfeit or refused	(78)	€950	$1,192

Outstanding at December 31, 2002	1,758	€950	$1,192
Granted in 2003	955	€1,010	$1,268
Forfeit or refused	(430)	€991	$1,244

Outstanding at December 31, 2003	2,283	€967	$1,214

Exercise price	Options outstanding at December 31, 2003	Weighted average remaining life
€950	1,624	1.9 years
€1,010	659	2.9 years

	2,283

In 1999, the Group established a Phantom Share Incentive Plan in which certain employees are eligible to participate. Under this Plan, annual awards are made to eligible employees of rights to receive a compensation benefit calculated according to a predetermined formula based upon the increase in value of the business of the Group between the date of the award and the date of exercise of the rights. Under the terms of the Plan, rights generally vest on the third anniversary of the date of grant only if the employee has remained with the Group and may only be exercised thereafter either (i) on the date of an initial public offering, (ii) if any participant ceases to be an employee or (iii) otherwise on December 31, 2005. In the year ended December 31, 2003, payments of $27,000 were made under the Plan. A provision was recorded for the estimated cost of the benefit payable under

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Plan for awards granted prior to the balance sheet date based upon the estimated increase in value of the business up to that date, calculated according to the predetermined formula, on the assumption that all awards that have not otherwise lapsed will vest in due course. This provision amounted to $768,000 and $419,000 as at December 31, 2003 and 2002 respectively.

Certain group companies make defined contributions to pension plans according to local employment law and practice. The cost of contributions to such plans, which is expensed as incurred, was $750,000, $450,000 and $335,000 in the years ended December 31, 2003, 2002 and 2001 respectively.

Note N—Commitments and Contingent liabilities

There are no material contingencies or litigation known to the Group. Commitments are disclosed in Notes C and G.

Note O—Segment Reporting

The Group has adopted two reportable segments: “Same” and “New” Stores. The definition of Same Stores includes existing stores acquired prior to January 1st of the previous year as well as developed properties that have been operating for a full two years as of January 1st of the current year. All other facilities are defined as New Stores.

The performance of properties is evaluated based upon Net Operating Income (“NOI”), which is defined as rental revenue less direct operating expenses and real estate taxes. These segments allow management to focus separately on increasing NOI from existing properties and renting up new facilities. The accounting policies applicable to segments are as described in Note B above. There are no inter-segment sales and transfers. Depreciation and amortization, other operating expenses and net interest expense are not allocated to segments.

The following table illustrates the results for these segments for the years ended December 31, 2003 and 2002 using the Same Store and New Store data for the 47 stores meeting the above criteria as at December 31, 2003.

	Same Stores	New Stores	TOTAL
	(in thousands)
Year ended December 31, 2003
Rental revenue	42,930	24,388	67,318
Direct store operating expenses[1]	(15,747)	(17,563)	(33,310)

NOI	27,183	6,825	34,008

Total land, buildings & equipment	216,745	318,374	535,119

Year ended December 31, 2002
Rental revenue	34,372	9,140	43,512
Direct store operating expenses[1]	(12,525)	(9,730)	(22,255)

NOI	21,847	(590)	21,257

Total land, buildings & equipment	192,179	168,363	360,542

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the results for these segments for the years ended December 31, 2002 and 2001 using the Same Store and New Store data for the 28 stores meeting the above criteria as at December 31, 2002.

	Same Stores	New Stores	TOTAL
	(in thousands)
Year ended December 31, 2002
Rental revenue	23,153	20,359	43,512
Direct store operating expenses[1]	(7,734)	(14,521)	(22,255)

NOI	15,419	5,838	21,257

Total land, buildings & equipment	105,161	255,381	360,542

Year ended December 31, 2001
Rental revenue	17,849	8,677	26,526

Direct store operating expenses[1]	(7,012)	(8,466)	(15,478)

NOI	10,837	211	11,048

Total land, buildings & equipment	92,957	130,503	223,460

[1]	Including real estate taxes and leasehold expense

The following table reconciles the reported segments’ revenue to consolidated total revenue for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Total segment revenue	67,318	43,512	26,526
Other income	11,376

Total revenue	78,694	43,512	26,526

Of the total segment revenue, $10,829,000 (2002: $8,550,000) was attributed to Belgium and $56,489,000 (2002: $34,962,000) to other European markets.

The following table reconciles the reported segments’ NOI to consolidated net loss for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Total segment NOI	34,008	21,251	11,048
Other income	11,376
Depreciation and amortization	(19,433)	(12,959)	(9,044)
Other operating expenses	(30,794)	(16,966)	(14,020)
Effect of change in accounting principle	—	—	(1,106)
Net financial expense	(34,651)	(23,527)	(16,474)
Exch. transl. gain on bonds payable	9,830	2,357
Provision for taxes	(202)	13

Net loss	(29,866)	(29,831)	(29,596)

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the reported segments’ assets to consolidated assets as at December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Total segment assets	535,119	360,542	223,460
Construction in progress	12,766	87,225	68,839
Other fixed assets	2,893	2,325	1,485
Other assets	73,691	91,509	59,387

Consolidated total assets	624,469	541,601	353,171

Of the total segment assets, $68,409,000 (2002: $55,822,000) was attributed to Belgium and $466,710,000 (2002: $304,720,000) to other European markets.

Note P—Related Party Transactions

Related Party Transactions are disclosed in Notes D, H and K. Additionally (i) on October 8, 1999, the Company entered into a license agreement with Shurgard whereby the Company was granted an exclusive license for the use of proprietary marks and know-how for establishing, owning and operating self-storage facilities in countries within Western Europe. As from October 8, 1999, the Company pays the costs in connection with registering proprietary marks within its territory, and (ii) the Group also reimburses Shurgard and two partners for the services of certain key executives. These charges amounted to $838,000, $1,293,000 and $1,064,000 in the years ended December 31, 2003, 2002 and 2001 respectively. Finally, (iii), in Other Revenue, the amount of $11.4 million in 2003 is comprised of development fees, management fees and other initial financing fees invoiced to First Shurgard less our share of losses in the joint venture of $1.1 million.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 13, 2003, Deloitte & Touche LLP (Deloitte), our previous independent auditor, notified the Company of its resignation.

Deloitte’s reports on our consolidated financial statements for 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2002 and 2001 and the subsequent interim period through the date of Deloitte’s resignation, Deloitte did not advise us that information had come to Deloitte’s attention that led it to no longer be able to rely on management’s representations, except as follows:

In resigning as our auditor, Deloitte advised us that its resignation arose from Deloitte’s conclusion that it was no longer willing to rely on management’s representations due to concerns about our communications with Deloitte regarding an overpayment of approximately $1.4 million to Charles K. Barbo, our Chairman and Chief Executive Officer, and another individual no longer affiliated with Shurgard. Shurgard made the overpayment in connection with the liquidation of an affiliated limited partnership formed in 1990.

The transaction involving the liquidation payments was approved by our independent directors in January 2003, consummated in April 2003, and disclosed in our quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, as filed with the SEC.

We first discovered the possibility that an overpayment may have occurred on October 24, 2003. Over the next two weeks, we had discussions with Mr. Barbo to confirm the occurrence and amount of the overpayment, during which time Mr. Barbo indicated he would reimburse any overpayment made to him as soon as the overpayment had been confirmed. Following a meeting of the Audit Committee on November 7, 2003, Deloitte inquired about the original liquidation transaction in connection with its review of the disclosure of the transaction in the footnotes of our third quarter financial statements. During these conversations, we advised Deloitte of the overpayment and the expected reimbursement and discussed with them the potential impact of the reimbursement on the pending quarterly filing. On November 8, 2003, we and Deloitte had several additional conversations regarding the transaction, the overpayment and the expected impact of the overpayment and reimbursement on our financial statements. On that same day, we notified the Chairman of the Audit Committee of the overpayment and expected reimbursement.

On November 10, 2003, Deloitte met with the Chairman of the Audit Committee to express its concerns regarding management’s communications with Deloitte surrounding the overpayment, including the timing of and inconsistencies in those communications. In particular, Deloitte expressed concern that the overpayment was brought to its attention after the Audit Committee had, in its November 7, 2003 meeting, approved third quarter financial statements presented at that meeting which did not include corrections relating to the overpayment. In addition, Deloitte expressed concerns that it received conflicting statements regarding the date the error was initially discovered. Following the November 10 meeting with Deloitte, the Chairman of the Audit Committee interviewed Shurgard management and personnel to review the facts relating to the discovery and correction of the overpayment and our communications with Deloitte regarding the overpayment.

On November 12, 2003, the Audit Committee convened a meeting attended by Deloitte. At that meeting, the Chairman of the Audit Committee presented a summary of his conclusions from these interviews. The Chairman reported that management had explained that they had not reported the overpayment sooner because it was immaterial to the financial statements and management had not conclusively determined with the general partners that an overpayment had been made. The Chairman advised Deloitte that based on these interviews and management’s explanation, he did not believe there had been any intentional misrepresentation by management and that, in his opinion, the facts surrounding the initial liquidation payment, the discovery of the overpayment and the communication with Deloitte about overpayment did not call into question the reliability of management’s representations. Deloitte indicated that it would be discussing the matter internally and would report back to the Chairman of the Audit Committee.

On November 13, 2003, Deloitte orally informed our President and the Chairman of the Audit Committee, in separate conversations, that, having considered all of the facts surrounding the disclosure and communication of the overpayment, Deloitte had concluded that it was no longer willing to rely on representations of management, and as a result was resigning as our auditor without completing its review of the financial statements for the three and nine month periods ended September 30, 2003. On that same day, the Chairman of the Audit Committee and our outside counsel asked Deloitte for further clarification of the facts leading to the resignation and whether the facts warranted Deloitte’s conclusion. Deloitte agreed to respond by the following day. On November 14, 2003, we received a letter of resignation from Deloitte, dated November 13, 2003. The letter stated, “This will confirm that the client-auditor relationship between Shurgard Storage Centers, Inc. (Commission File No. 0-11455) and Deloitte & Touche LLP has ceased.” Later that day, in a telephone call between Deloitte, the Chairman of the Audit Committee and outside counsel, Deloitte indicated that its conclusion was based on the totality of the facts surrounding management’s communications to Deloitte regarding the overpayment. Deloitte further indicated that the events surrounding management’s communications to Deloitte regarding the overpayment were the sole basis for its conclusion.

During the fiscal years ended December 31, 2002 and 2001 and the subsequent interim period through the date of Deloitte’s resignation, there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports, except the following:

In a letter to the Audit Committee dated March 12, 2002, Deloitte noted that there had been a disagreement regarding our accounting of our interests in certain joint venture arrangements that we had entered into from 1998 to 2000. We had consulted the SEC’s Office of the Chief Accountant and another accounting firm prior to concluding to restate our financial statements for the years ended December 31, 1998, 1999, and 2000, and subsequent interim periods. Our restatements occurred in December 2001. Deloitte indicated in its March 12, 2002 letter that as a result of the restatement this disagreement had been satisfactorily resolved.

During the fiscal years ended December 31, 2002 and 2001 and the subsequent interim period through the date of Deloitte’s resignation, Deloitte did not advise us that the internal controls necessary for us to develop reliable financial statements did not exist, except as follows:

In connection with its audit of our financial statements for the year ended December 31, 2001, Deloitte advised us of a reportable condition involving our internal control. Deloitte advised us that our procedures for the preparation and review of financial information, and its presentation in our communications (including periodic reports and annual reports to shareholders) lacked processes that provide for and document review by personnel with adequate knowledge to prevent errors in preparation and presentation. Deloitte indicated that it did not believe the reportable condition was a material weakness. Deloitte advised Shurgard management to review and revamp these procedures as appropriate to ensure clarity of accountability and responsibility in the financial reporting process. In response, management proposed and implemented certain process improvements to address these concerns. Management reviewed the proposed process improvements with the Audit Committee and Deloitte.

We provided Deloitte a copy of the foregoing disclosures and filed with our current report on Form 8-K regarding this matter (initially filed with the SEC on November 20, 2003) a letter from Deloitte (dated November 25, 2003) addressed to the SEC that states its agreement with such statements.

On January 8, 2004, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as Shurgard’s independent auditors to audit Shurgard’s financial statements for the fiscal year ended

December 31, 2003. Because Deloitte advised Shurgard that it would not consent to the use of any of its prior audit reports in the Company’s future SEC filings, the Audit Committee also engaged PwC to reaudit the Company’s financial statements for the fiscal years ended December 31, 2002 and 2001.

During the fiscal years ended December 31, 2002 and 2003 and the subsequent interim periods to the date hereof, the Company did not consult with PwC regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Item 9A—Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

During 2004, management and our recently appointed independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. A number of financial statement adjustments were identified by our new independent auditors during the 2001 and 2002 reaudits and the 2003 audits that they believe indicate a lack of effective monitoring and oversight of the accounting and reporting functions. The financial statement adjustments identified by our new independent auditors during their audits included the restatement of prior period financial statements for errors related to, among other things, the application of generally accepted accounting principles in the consolidation of certain joint ventures, the accounting for certain properties in tax retention operating leases and the recognition of deferred tax assets; however, the adjustments are not the result of the discovery by the Company of any new facts or information relating to the transactions affected, but rather due to the discovery of accounting errors and the reassessment of the proper application of generally accepted accounting principles.

Our independent auditors concluded that the circumstances described above reflected deficiencies in the internal control structure of the Company, which, in the aggregate, they considered to be a material weakness under current accounting standards established by the American Institute of Certified Public Accountants.

The Company’s management, including the Chief Executive Officer and interim Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2003. Consequently, additional review, evaluation and oversight were required on the part of Company management, during the course of the audits to ensure such internal control deficiencies were adequately compensated for. However, we believe actions described below, that were initiated in both 2003 and 2004, will rectify the internal control weaknesses.

The deficiencies in the internal control structure have been discussed among management, our independent auditors and our Audit Committee. We assigned the highest priority to the correction of these deficiencies and have taken actions to correct them, including the following:

•	appointing an interim Chief Financial Officer in January 2004 and re-assigning the former CFO to other finance responsibilities;

•	appointing an interim Chief Accounting Officer in January 2004 with substantial public company finance and accounting experience;

•	hiring a Chief Information Officer in January 2004;

•	appointing to the Board and the Audit Committee in January 2004 an additional financial expert who has more than 25 years of audit experience with a nationally recognized auditing firm;

•	engaging in mid-2003, a management consulting firm specializing in internal control documentation and testing, to review the Company’s financial controls and compliance policies;

•	engaging additional accounting staff beginning in mid-2003 and continuing into January of 2004, which individuals have experience in financial reporting;

•	increasing training of our corporate and accounting staff to heighten awareness among corporate and accounting personnel of generally accepted accounting principles;

•	hiring a Director of Internal Audit in May 2004, and

•	engaging a nationally recognized law firm to conduct a review of our corporate governance, including our compliance with recent regulations arising out of the Sarbanes-Oxley Act of 2002.

While we believe that our system of internal controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems have been and will be met, we intend to further improve these controls, through the following actions during 2004:

•	hiring of a permanent Chief Financial Officer;

•	establishing policies and procedures, including documentation, designed to enhance coordination and reporting procedures between our management and accounting staff;

•	evaluating potential improvements to the Company’s accounting and management information systems;

•	increasing the training of our accounting staff to ensure proper documentation of transactions, accounting issues, judgments made in evaluating applicable authoritative guidance, and completion of necessary review procedures;

•	continuing to add additional qualified staff in our accounting and financial reporting functions; and

•	Except as noted above, we have made no significant changes in internal control over financial reporting during the last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10—Directors and Executive Officers of the Registrant

Our Board of Directors has eight directors and the following standing committees: (1) Audit, (2) Compensation, (3) Nominating and Corporate Governance, and (4) Technology. A Finance Committee was formed in January 2004 as a subcommittee of the Audit Committee. Our Corporate Governance Guidelines, director independence criteria, committee charters, Codes of Business Conduct and Ethics, and other documents setting forth our corporate governance practices can be accessed in the “Corporate Governance” section of our web site at http://investorrelations.shurgard.com or by writing to Shurgard’s Investor Relations department at our address.

Name of Director	Audit		Finance		Compensation		Nominating and Corporate Governance		Technology
Charles K. Barbo
Harrell L. Beck
Anna Karin Andrews							X		X	*
Howard P. Behar					X	*	X
Richard P. Fox	X		X		X
Raymond A. Johnson					X		X
W. Thomas Porter	X	*	X	*			X	*	X
Wendell J. Smith	X		X		X

*	Chair

As a result of the adoption of the Sarbanes-Oxley Act of 2002, the Board of Directors is required to determine whether Shurgard has an “audit committee financial expert” on the Audit Committee. An “audit committee financial expert” is defined as a person who has the following attributes: (i) An understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions. Based on its review of the experience and qualifications of the Audit Committee members, the Board of Directors determined at its meeting held in April 2004 that the following members of the Audit Committee are qualified as audit committee financial experts: W. Thomas Porter and Richard P. Fox.

The Board of Directors and employees of Shurgard wish to acknowledge the valuable contributions made to the Board of Directors and to Shurgard by George P. Hutchinson, who died in January 2004 and was a member of our Board from 1997 until his death. During 2003, Mr. Hutchinson served on the Audit, Compensation, Technology and European Investment Committees.

For Mr. Barbo and Mr. Beck’s biographies, see Part I, Item 1 Executive Officers of the Registrant.

Anna Karin “Annika” Andrews (age 33) was appointed to the Board of Directors in August 2002. Ms. Andrews is Vice President, Business Development with Northwest Hospital in Seattle, Washington. Prior to her current position, Ms. Andrews served as Chief Information Officer from 1999 to 2001 and served in various other technology and project management capacities with Northwest Hospital. Ms. Andrews received her B.A. in Economics from Princeton University in 1993.

Howard P. Behar (age 59) was appointed to the Board of Directors in December 2002 and began his term in January 2003. Mr. Behar has been a director of Starbucks Coffee Company (NASDAQ: SBUX) since January 1996. Mr. Behar served as President of Starbucks Coffee International, Inc. from June 1994 until his retirement in late 1999. He rejoined Starbucks in September 2001 as President, North American Operations and retired from that position in late 2002. Mr. Behar also served as the Executive Vice President, Sales and Operations from February 1993 to June 1994, and held various other senior operations and management positions with that company beginning in 1989. Mr. Behar is a director of Gap, Inc. (NYSE: GPS) (since 2003), where he is a member of the Compensation and Management Development Committee and the Governance, Nominating and Social Responsibility Committee.

Richard P. Fox (age 56) was appointed to the Company’s Board of Directors in January 2004. Since October 2001, Mr. Fox has been a Partner in RavenFire LLC, which provides consulting services to entrepreneurs and the financial services industry. From April 2000 to September 2001, he was an officer of CyberSafe, an Information Technology security company, serving as President and Chief Operating Officer. From April 1998 to February 2000, Mr. Fox was Vice President, Chief Financial Officer and a director at Wall Data, an international enterprise software company. Mr. Fox spent 28 years with Ernst & Young, last serving as managing partner of the Seattle office. He has a BBA from Ohio University and is a CPA in Washington State. He also serves on the advisory committee of Northwest Venture Associates, a local venture capital fund, on the Board of Trustees of the Seattle Foundation, on the Board of Visitors of the Fuqua School of Business, Duke University, and on the Board of Directors of Premera Blue Cross, a managed healthcare company; aQuantive (NASDAQ: AQNT), an Internet marketing company; and Flow International (NASDAQ:FLOW), a machine tool manufacturer.

Raymond A. Johnson (age 62) has served as a director of Shurgard since his appointment in September 1997. He retired from Nordstrom, Inc. (NYSE: JWN) as its Co-Chairman and a member of its Board of Directors in 1996. In June 2002, Mr. Johnson returned to Nordstrom, Inc. to head that company’s catalog and Internet division. He is currently a principal in RAJ LLC, a consulting firm whose primary client is Nordstrom, Inc. Prior to his retirement from Nordstrom, Inc., Mr. Johnson was that company’s Co-President, and held a variety of other executive and managerial positions at Nordstrom, Inc. in Washington and California, dating back to 1969. He attended Western Washington University.

W. Thomas Porter (age 70) has served as a director of Shurgard since his appointment in March 1999. He retired as an Executive Vice President and member of the senior management committee of Seafirst Bank in March 1999, after 15 years in numerous leadership positions with Rainier Bank, Security Pacific Bank, and Seafirst Bank (a unit of Bank of America). Prior to his career in banking, for 15 years he was with Touche Ross & Co. in New York and Seattle and was National Partner for Professional Development and Planning. He also was the National Partner in charge of Executive Financial Counseling. He was a Professor of Management Control at the University of Washington for 9 years and for one year at the North Europe Management Institute in Oslo, Norway. Mr. Porter has a Bachelor of Science degree from Rutgers University, a Master of Business Administration degree from the University of Washington, and a Doctor of Philosophy degree from Columbia University. Mr. Porter is an officer of Coldstream Holdings, Inc., a registered investment company.

Wendell J. Smith (age 71) has served as a director of Shurgard since March 1994 and as a director of Shurgard’s wholly-owned subsidiary, SSC Property Holdings, Inc., since August 1994. He has previously served on the Western and National Advisory Boards for Federal National Mortgage Association and the Advisory Board of the Center for Real Estate Research at the University of California. He retired in 1991 from the State of California Public Employees Retirement System (“CalPERS”) after 27 years of employment, the last 21 of which he was in charge of all real estate equities and mortgage acquisitions for CalPERS. During those 21 years, CalPERS invested over $8 billion in real estate equity and $13 billion in mortgages. In 1991, Mr. Smith established W.J.S. & Associates, which provides advisory and consulting services for pension funds and pension fund advisors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Shurgard’s officers and directors, and persons who own more than 10% of a registered class of Shurgard’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Shurgard with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it or on written representations from certain reporting persons required for those persons, Shurgard believes that during the 2003 fiscal year all filing requirements applicable to its officers and directors were substantially complied with by such persons, with the exception of one late Form 4 filing for Mr. Grant, which was filed late due to a clerical error.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and persons performing similar functions. The Code of Ethics is included in our Code of Business Conduct posted on our web site, http://investorrelations.shurgard.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the Code of Ethics with respect to the covered persons by posting such information on our web site.

Item 11—Executive Compensation

The following table sets forth the compensation for services rendered during the fiscal years ended December 31, 2003, 2002, and 2001, by Mr. Barbo, our Chief Executive Officer, and for the four other most highly compensated executive officers of Shurgard at the end of 2003.

Summary Compensation Table

		ANNUAL COMPENSATION		LONG-TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS($)(1)	RESTRICTED STOCK AWARDS ($)(2)		SHARES UNDERLYING OPTIONS/STOCK OPTION AWARDS (#)	ALL OTHER COMPENSATION ($)
Charles K. Barbo Chairman of the Board and Chief Executive Officer	2003 2002 2001	350,000 300,000 300,000	136,140 -0- 55,500	382,279 365,760 389,418	(3)	76,091 104,477 89,376	4,590 4,000 3,400	(8)

David K. Grant President, Chief Operating Officer, and Interim Chief Financial Officer	2003 2002 2001	325,000 300,000 300,000	98,250 75,000 90,000	2,467,086 -0- -0-	(4)	77,228 -0- -0-	38,196 22,171 20,141	(9)

Harrell L. Beck Director, Executive Vice President, Chief Investment Officer and Treasurer	2003 2002 2001	220,000 200,000 190,000	86,300 38,500 104,825	143,594 135,871 121,708	(5)	28,586 38,806 35,350	53,444 25,345 22,545	(10)

Steven K. Tyler Senior Vice President, Retail Services	2003 2002 2001	235,000 200,000 190,000	93,300 34,850 58,854	120,132 120,196 97,354	(6)	23,910 34,328 22,344	12,465 12,328 11,851	(11)

Christine M. McKay Senior Vice President, Secretary and General Counsel	2003 2002 2001	175,000 165,000 150,000	62,595 34,650 46,375	112,800 83,610 73,031	(7)	20,000 23,881 19,861	12,750 10,544 10,279	(12)

(1)	Represents bonus awards pursuant to the terms of incentive compensation, discretionary bonus and profit-sharing arrangements.

(2)	The listed dollar values of restricted shares shown in the table for the 2003 grants are based on the per share closing price of the Common Stock on the date of grant (December 17, 2003) of $37.60, except with respect to Mr. Grant, who also received a grant of 2,090 shares on July 24, 2003, on which date the per share closing price of the Common Stock was $33.30. The listed dollar values of restricted shares shown in the table for the 2002 grants are based on the per share closing price of the Common Stock on the date of grant (December 11, 2002) of $31.35. The listed dollar values of restricted shares shown in the table for the 2001 grants are based on the per share closing price of the Common Stock on the date of grant (December 12, 2001) of $30.75. For more information on the restricted shares, see “Long-Term Incentives” below.

(3)	As of December 31, 2003, Mr. Barbo held 50,498 restricted shares with an aggregate 2003 fiscal year end value of $1,901,250 based on the per share closing price of the Common Stock on that date of $37.65.

(4)	As of December 31, 2003, Mr. Grant held 65,853 restricted shares with an aggregate 2003 fiscal year end value of $2,479,365 based on the per share closing price of the Common Stock on that date of $37.65.

(5)	As of December 31, 2003, Mr. Beck held 17,111 restricted shares with an aggregate 2003 fiscal year end value of $644,229 based on the per share closing price of the Common Stock on that date of $37.65.

(6)	As of December 31, 2003, Mr. Tyler held 14,195 restricted shares with an aggregate 2003 fiscal year end value of $534,442 based on the per share closing price of the Common Stock on that date of $37.65.

(7)	As of December 31, 2003, Ms. McKay held 11,042 restricted shares with an aggregate 2003 fiscal year end value of $415,731 based on the per share closing price of the Common Stock on that date of $37.65.

(8)	Represents $4,590 contributed by Shurgard under the ESOP.

(9)	Represents $4,590 contributed by Shurgard under the ESOP, $3,583 of employer-matching contributions made by Shurgard under its Employee Retirement Savings 401(k) Plan (the “401(k) Plan”), and a payment of $30,023 relating to interests in cash distributions from certain partnerships.

(10)	Represents $4,590 contributed by Shurgard under the ESOP, $3,580 of employer-matching contributions made by Shurgard under the 401(k) Plan, $7,354 of payments toward annual insurance premiums for an executive disability plan, and a payment of $37,920 relating to interests in cash distributions from certain partnerships.

(11)	Represents $4,590 contributed by Shurgard under the ESOP, $3,006 of employer-matching contributions made by Shurgard under the 401(k) Plan, and $4,869 of payments toward annual insurance premiums for an executive disability plan.

(12)	Represents $4,590 contributed by Shurgard under the ESOP, $3,998 of employer-matching contributions made by Shurgard under the 401(k) Plan, and $4,162 of payments toward annual insurance premiums for an executive disability plan.

Option Grants

The following table sets forth certain information regarding options to purchase shares of Common Stock granted to Shurgard’s executive officers for whom compensation information is reported in this Statement during the fiscal year ended December 31, 2003.

OPTION GRANTS

OPTION GRANTS IN LAST FISCAL YEAR

NAME	NUMBER OF SHARES UNDERLYING OPTIONS GRANTED(1)	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR(2)		EXERCISE PRICE ($/SHARE)(3)	EXPIRATION DATE	GRANT DATE PRESENT VALUE ($)(4)
Charles K. Barbo	76,091	17%		37.60	12/17/13	254,745

David K. Grant	22,654 54,574	5.1 12.2	% %	33.30 37.60	7/24/13 12/17/13	59,154 182,708

Harrell L. Beck	28,586	6.4%		37.60	12/17/13	95,703

Steven K. Tyler	23,910	5.4%		37.60	12/17/13	80,048

Christine M. McKay	20,000	4.5%		37.60	12/17/13	66,958

(1)	Unless otherwise noted, the options vest in annual installments of 33.33% commencing on the first anniversary of the date of grant. In the event of certain business combinations, the vesting of outstanding options will be accelerated. All grants were made under the 2000 Plan, as amended. (See “Long-Term Incentives” below.)

(2)	Based on options to purchase a total of 446,350 shares of Common Stock granted to employees during fiscal year 2003.

(3)	Exercise price is equal to the fair market value of the Common Stock on the date of grant.

(4)	The fair value of options granted during 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 7.97%; expected volatility of 23%; risk free interest rate of 2.94%; and expected life of 5.6. The weighted-average fair value of options at date of grant was $3.12 for options granted in 2003. Shurgard does not necessarily advocate or agree that the Black-Scholes method can properly determine the value of a stock option.

Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth certain information regarding options exercised during the last fiscal year and the value of unexercised options held as of December 31, 2003 for each of Shurgard’s executive officers for whom compensation information is reported in this proxy statement.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND YEAR-END OPTION VALUES

	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED ($) (1)		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS FISCAL YEAR-END (#)		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FISCAL YEAR-END ($)(2)
Name				Exercisable	Unexercisable	Exercisable	Unexercisable
Charles K. Barbo	40,000	$418,200		704,918	175,534	$8,382,719	$713,227
David K. Grant	13,740	$209,579	(1)	0	77,228	0	101,274
Harrell L. Beck	0	N/A		323,996	58,713	4,157,394	223,875
Steven K. Tyler	93,112	$883,329		41,339	54,243	422,501	213,026
Christine M. McKay	0	N/A		81,524	42,540	1,054,180	161,431

(1)	The value realized is the difference between the fair market value (closing price of the Common Stock) of the underlying Common Stock at the time of exercise and the exercise price, except that for Mr. Grant, the amount also includes dividend equivalents of $14.54 per share paid to Mr. Grant on exercise of the option to purchase 2,740 shares.

(2)	This amount is the aggregate number of outstanding options with exercise prices below $37.65 (per share closing price of Common Stock on December 31, 2003), multiplied by the difference between $37.65 and the exercise price of those options. There is no guarantee that, if and when these options are exercised, they will have this value.

Compensation of Directors

The Compensation Committee retains a nationally recognized independent compensation consultant each year to assess the level of compensation of the non-employee directors as compared to their peers on other REIT and similarly sized company boards. In addition, the consultant reports to the Compensation Committee: trends in non-employee director compensation among public companies of similar size in light of general industry practices, Sarbanes-Oxley, compensation philosophy, and best practices. Recommendations were made to the Compensation Committee concerning the amount of cash compensation, the use of stock options and restricted stock grants, and establishment of stock ownership guidelines for non-employee directors. See “Report of Compensation Committee on Executive Compensation” below.

Fees.    Directors who are employees of Shurgard are not paid any fees for their services as directors. Non-employee directors were paid an annual retainer in 2003 of $20,000 for serving on the Board of Directors, $1,500 annually for each committee they served on, $1,200 for each committee meeting attended, and $3,000 for each chair appointment, with the exception of the chair of the Audit Committee who received $5,000. In addition, non-employee directors who served on the European Investment Committee received an annual retainer of $20,000 per year for their service on that committee. Upon the recommendation of the outside compensation consultant following a review of market data and other considerations, in January 2004, the Compensation Committee approved an increase in fees for the Chair of the Audit Committee to $10,000 and for the other committee chairs to $4,000. Shurgard reimburses each non-employee director for travel expenses incurred in connection with activities on behalf of Shurgard.

Options and Restricted Stock.    On January 30, 2003, the Board granted options for 10,000 shares to Mr. Behar, options for 12,000 shares to Mr. Hutchinson, and options for 6,000 shares each to Messrs. Johnson, Porter and Smith, and Ms. Andrews, exercisable at fair market value on the grant date ($29.15 per share), under the 2000 Long-Term Incentive Plan (“2000 Plan”). These options vest on the day of the Annual Meeting. On January 30, 2003, the Board granted 1,400 shares of restricted stock to Mr. Hutchinson and 700 shares of restricted stock to each of the other non-employee directors, with a market value of $29.15 based on the closing price of the date of grant. The restrictions lapse on the day of the Annual Meeting. On January 29, 2004, the Board granted options for 10,000 shares to Mr. Fox and options for 6,000 shares each to Messrs. Behar, Johnson, Porter and Smith, and Ms. Andrews exercisable at fair market value on the date of grant ($37.50 per share) under the 2000 Plan. These options vest on the day of the 2005 annual meeting of shareholders. On January 29, 2004, the Board granted under the 2000 Plan to each of the directors 700 shares of restricted stock with a market value of $37.50 per share based on the closing price of the date of grant. The restrictions lapse on the day of the 2005 annual meeting of shareholders.

Stock Ownership Guidelines.    At its January 2004 meeting, the Compensation Committee adopted stock ownership guidelines for directors. These guidelines require directors to accumulate shares of Shurgard stock equal in value to three times their annual cash retainer over a period of three years.

1993 Plan.    The 1993 Plan provides that, on the occurrence of certain transactions, including certain mergers and other business combinations involving Shurgard, outstanding options will become fully exercisable. Such options, if not exercised, will terminate on consummation of such transactions. In the alternative, at the discretion of Shurgard and the corporation(s) participating in such transactions, such options may be assumed by the acquiring or surviving corporation.

1995 Plan.    In the event of certain mergers or consolidations involving Shurgard, a sale, lease, exchange, or other transfer of all or substantially all of Shurgard’s assets, or a liquidation or dissolution of Shurgard, outstanding options, stock appreciation rights and restricted stock under the 1995 Plan will become fully exercisable, subject to certain exceptions. In addition, the Compensation Committee may take such further action as it deems necessary or advisable, and fair to participants, with respect to outstanding awards under the 1995 Plan.

2000 Plan.    In the event of certain mergers or consolidations or a sale of substantially all the assets or a liquidation of Shurgard, each option, stock appreciation right, or stock award that is at the time outstanding will automatically accelerate so that each such award shall, immediately prior to such corporate transaction, become 100% vested, except that such award will not so accelerate if, and to the extent, (a) such award is, in connection with the corporate transaction, either to be assumed by the successor corporation or parent thereof or to be replaced with a comparable award for the purchase of shares of the capital stock of the successor corporation or its parent corporation, or (b) such award is to be replaced with a cash incentive program of the successor corporation that preserves the spread existing at the time of the corporate transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to such award. Any such awards that are assumed or replaced in the corporate transaction and do not otherwise accelerate at that time shall be accelerated in the event the holder’s employment or services should subsequently terminate within two years following such corporate transaction, unless such employment or services are terminated by Shurgard for cause or by the holder voluntarily without good reason.

Senior Management Employment Agreements.    Shurgard has entered into an agreement with each of its executive officers that provides for payments in the event that the employee’s employment is terminated by Shurgard other than for cause, or by the employee for good reason, within two years after certain business combination transactions, including, but not limited to, changes of control. The agreements provide for the continuation of benefits and continued employment or pay for two and one-half years of annual salary and average bonus, and, in the event of certain taxation of payments made under these agreements, additional payments necessary for the officers to receive the benefits contemplated by the agreements.

Service Agreement.    For the first half of 2003, until his assumption of the office of President of Shurgard, the terms of employment between Mr. Grant and Shurgard Europe were covered by a Service Agreement in lieu of the standard business combination agreement. Mr. Grant’s salary and benefits were paid by Shurgard and reimbursed by Shurgard Europe. Under the Service Agreement, Mr. Grant was entitled to certain payments including a maximum of two and one-half years of annual salary and average bonus as well as benefits from Shurgard in the event that Shurgard had not offered him a suitable position in the United States. Mr. Grant and Shurgard entered into a Senior Management Employment Agreement on the terms described above in December 2003.

Vision 2003 Bonus Plan.    In 1999, the Board approved a bonus plan known as Vision 2003. Under the terms of the Plan, employees of Shurgard would have shared a potential one time bonus payment of $50 million. The bonus was an all or nothing bonus, earned on achievement of the equivalent of $5.00 funds from operations (“FFO”) per share annually. The $5.00 FFO threshold was measured by annualizing any single quarter FFO; e.g. a fiscal quarter FFO of $1.25 was equivalent to $5.00 FFO annually and would have resulted in payment of the bonus. This goal had to have been achieved by December 31, 2003, and since it was not, no such bonus was paid.

Compensation Committee Interlocks and Insider Participation

Shurgard’s Compensation Committee is now, and was for all of 2003, composed entirely of the outside directors named as signatories to the Compensation Committee Report above (and Mr. Hutchinson until his death). Compensation Committee members do not have any professional, familial or financial relationship with the CEO or other executive officers of Shurgard which would require separate disclosure in our SEC filings, other than their directorship.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Shurgard’s compensation system is structured to attract and retain executives who are entrepreneurial and agree to be compensated, in significant part, by creating value for shareholders. The Compensation Committee, which is composed of non-employee directors, all of whom are independent under NYSE listing standards), reviews and approves all compensation actions for our Chief Executive Officer and approximately the top 15 executives of Shurgard. The Committee also reviews and recommends the compensation arrangements for the Board of Directors, including compensation for committee membership and attendance at meetings. The Committee evaluates and establishes Shurgard’s compensation strategy annually, including the apportionment of pay between fixed compensation elements and incentive compensation, and the design of incentive compensation programs. Pursuant to the Committee’s sole discretion to retain and terminate compensation consultants, the Committee, from time to time, engages a consultant to conduct comprehensive analyses of Shurgard’s programs for executives and non-employee directors, including assessments based on competitive practices. This information was provided in December 2002, updated in December 2003, and most recently, a survey of competitive compensation practices for non-employee directors was presented to the Committee in January 2004. Mr. Fox joined the Committee in January 2004 and participated in the review and approval of discretionary bonus compensation for executive officers earned in 2003.

The objectives of Shurgard’s executive compensation program are to:

•	Align the financial interests of the Company’s executives with those of its shareholders, both in the short and long term;

•	Provide incentives for achieving and exceeding the Company’s short-term and long-term goals; and

•	Retain and attract highly competent executives by providing total compensation that is competitive with compensation at other well-managed companies in the self storage and REIT industries.

The Committee compares total compensation levels with a 15-company REIT peer group, including companies with which Shurgard competes for attraction and retention of executives. In addition the Committee looks at the compensation practices for a group of similarly sized non-REIT companies. Shurgard’s compensation policies are designed to deliver fixed compensation elements, including salary, incentive compensation, benefits, and perquisites, at or around the fiftieth (50th) percentile of the peer group. The Committee also uses enterprise-wide performance measures, such as net operating income or funds from operations (“FFO”), a common metric used in comparing REIT performance, in reviewing and establishing compensation levels for the coming year. For a detailed definition of FFO please see Item 6—Funds From Operations.

There are three major components of Shurgard’s compensation program: salary, bonus, and long-term incentives:

Salary.    The Committee reviews and sets individual salaries for senior executives annually. In determining individual salaries, the Committee considers the scope of job responsibilities, individual contributions, business performance, labor market conditions, the Company’s salary budget guidelines, and current compensation as compared to market practice.

Bonus.    Shurgard’s bonus program is based on both Company and individual performance goals. These goals and objectives may include financial metrics such as FFO growth, same store net operating income (“NOI”) growth, special goals for achievement of new initiatives, performance as compared to peer companies, or other measures of financial or strategic achievement at the individual, department or total Company level. At the beginning of each year, a target annual incentive amount is set for each participating executive as part of an annual bonus program approved by the Board, which sets specific financial performance measures for the Company as a whole and separately for various departments. At the end of the year, actual results are compared with each performance goal and incentive awards are calculated. By the terms of the bonus plan, extraordinary events such as major restructuring and accounting changes are excluded. If maximum performance goals are achieved or exceeded the maximum bonus is approximately 200% of the target bonus.

In fiscal 2003, the objective financial performance measure selected by the Committee for the Company performance component of the target bonus was NOI growth. For senior executives, these measures determined 50% of each executive’s annual incentive, with the exception of the CEO, for whom this component was 60%. Individual performance goals, which determined 50% of each executive’s incentive, were based upon the executive’s performance in fulfilling job responsibilities, achieving specific individual goals such as adhering to their department’s budgets, and contributing to the Company’s success. Actual incentive payments could vary from zero to 200% of the target incentive amount based on individual, department, and total Company performance. At the beginning of 2004, results were evaluated for each performance goal set for fiscal 2003. Bonus payments for executive officers for fiscal 2003 ranged from 86.3% to 100% of target amounts with an average of 91%.

Long-Term Incentives.    For the past few years, Shurgard has used two long-term incentive programs for its executives, a stock option program and a restricted stock award program. The value intended to be delivered through each program is approximately 50% of total competitive long-term incentive value. In fiscal 2003, Shurgard awarded stock option grants and restricted stock to approximately 18 executives and key employees under the 2000 Plan. Approximately another 70 “middle management” employees received stock option grants in December 2003. Grants and awards are typically made in December of each year except for grants made in connection with new hires and promotions. For 2004, the Compensation Committee has voted to adopt performance standards for restricted stock awards to the five most highly compensated executives. Under this program, a pool of restricted shares will be authorized by the Company each year, with the number of shares adjusted by the Committee based on an overall assessment of Company performance and such other factors as the Committee deems relevant. These factors may include performance against financial goals of the annual business plan, quality of plan execution, the need to retain executives, or other factors. After the total restricted share pool is authorized by the Committee, awards to individuals are based on leadership skills, sustained performance, and business impact. The total value of the restricted share pool, before adjustments by the Committee, is intended to represent 50% of competitive long-term incentive value delivered to the participating executives.

For the annual stock option program, the Committee sets option guidelines based on current competitive practice and scope of responsibility of each level of eligible participants. In determining the number of options awarded to each executive, the Committee considers the guideline for the executive’s position, achievement of individual and company performance targets, sustained contribution to Shurgard, and future leadership potential. The exercise price of stock options is the fair market value on the grant date and options may not be repriced. Options have a 10-year term and become exercisable over the first four years following the grant date.

Additional Awards and Programs.    The Committee may grant additional short-term or long-term awards to recognize increased responsibilities or special contributions, to attract new hires to the Company, to retain executives, or to recognize other special circumstances. Shurgard also offers its executives and other employees the opportunity to participate in a 401(k) Plan and Employee Stock Ownership Plan (“ESOP”) known as the Shurgard Employee Retirement Savings Plan and Trust, through which Shurgard may make discretionary matching contributions. The salary deferral component of this plan provides for participants to direct their contributions to one or more of eight mutual fund investment options administered by Fidelity Investments. In addition, Shurgard has an Employee Stock Purchase Plan under which employees may purchase Shurgard common stock through payroll deduction at a discounted share price of not less than 85% of the fair market value on any offering date. Shurgard provides its executive officers and key managers with life and medical insurance, perquisites, and other benefits that are reasonable and competitive with market practices.

Executive Officer Stock Ownership.    Commencing in 2004, seven senior executives including the CEO are required to achieve an ownership stake in the Company of at least three times their annual salary in the case of Messrs. Barbo and Grant, and one times their annual salary in the case of the five other individuals. Until the ownership level is achieved, executives must retain at least half of the after-tax value of each equity award (vesting of restricted stock or exercise of options). There are additional limitations on the amount of shares that may be sold by executive officers of the Company in a twelve-month period. Executives may count toward these requirements (i) their personal stock holdings, (ii) non-performance based restricted shares, and (iii) shares which are fully vested in Shurgard’s ESOP. Shares underlying unexercised stock options are not counted in calculating ownership.

Compensation and Evaluation of the CEO.    In late 2002, the Committee set Mr. Barbo’s annual salary for 2003 at $350,000, representing an increase of $50,000 in annual salary over 2002, after considering Mr. Barbo’s years of experience in and knowledge of the self storage industry, his leadership in infusing Shurgard with strong corporate values and a common mission, and the continued improvement of operating results from Shurgard’s properties. Mr. Barbo’s bonus earned in fiscal 2003 was $136,140, 90% of his target bonus. This bonus was awarded by the Committee based on its assessment of Mr. Barbo’s performance using a CEO “report card” evaluation process. The evaluation process consisted of the following steps: (i) preparation by Mr. Barbo of a written self evaluation, (ii) information gathered on Shurgard’s financial performance, industry performance, results of any surveys conducted, and published commentary with respect to Shurgard’s performance, (iii) a meeting of the Committee to independently review Mr. Barbo’s self-evaluation and for each member to conduct its own evaluation, and (iv) presentation of the evaluation to Mr. Barbo with a discussion and written feedback. Mr. Barbo’s performance goals and objectives for 2003 included achievement of strategic planning initiatives, financial performance goals as discussed above under “Bonus”, and management of direct reports and communication of vision and business strategy to employees.

Special Award to Mr. Grant.    In December 2003, Mr. Grant received a special award to compensate him for his outstanding performance as President of Shurgard Europe and to replace equity and long-term incentive compensation he would have received had he remained President of Shurgard Europe. When Mr. Grant assumed the office of President of Shurgard, he was required to surrender any stock options he had in Shurgard Europe and he sold his shares in E-Parco, an entity in which Shurgard Europe employees participate, to the remaining shareholders, at a value determined based on the prices paid to third party shareholders for their investments in Shurgard Europe. Mr. Grant received 56,472 restricted shares, 38,889 of which will no longer be subject to restrictions in June 2004. The restrictions on the remaining 17,583 shares lapse in equal 25% increments over four years commencing December 2003.

Policy with Respect to Section 162(m) Limitations.    Section 162(m) of the Internal Revenue Code limits the tax deduction available to public companies for compensation paid to the CEO and the four other most highly compensated executive officers to $1 million in any taxable year, unless certain performance, disclosure, and shareholder approval requirements are met. The compensation disclosed in this Proxy Statement does not exceed the $1 million limit with the exception of the special award to Mr. Grant. Executive compensation for 2004 is expected to qualify for deductibility. The proposed 2004 Long-Term Incentive Plan is designed to permit the grant of options, performance awards and performance-based restricted stock and restricted stock units that qualify for deductibility under Section 162(m). To the extent there is no adverse effect on this performance-related approach or on Shurgard’s ability to provide competitive compensation, it is the Committee’s policy to minimize executive compensation expense that is non-deductible by Shurgard for tax purposes.

Respectfully submitted,

Compensation Committee

Howard P. Behar, Chair

Richard P. Fox

Raymond A. Johnson

W.J. Smith

STOCK PRICE PERFORMANCE

Set forth below are line graphs comparing the cumulative total return on the Common Stock during the period beginning on December 31, 1998, and ending on December 31, 2003, the last day of Shurgard’s 2003 fiscal year, with the cumulative total return on the Standard & Poor’s 500 Index and the Equity REIT Index prepared by NAREIT. The comparison assumes $100 was invested on January 1, 1998 and assumes reinvestment of dividends. The stock price performance shown on the graphs is not necessarily indicative of future price performance.

Item 12—Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 30, 2004 certain information with respect to the beneficial ownership of Common Stock by each director, our five most highly compensated executive officers, including our Chief Executive Officer, and our directors and executive officers as a group. It also sets forth, as of the dates noted, certain information with respect to shareholders who beneficially own more than 5% of the shares of our Common Stock. Based on such information furnished by such owners, and except as otherwise noted, Shurgard believes that the beneficial owners of the shares of Common Stock listed below have sole voting and investment power with respect to such Common Stock.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS
Charles K. Barbo 1155 Valley Street, Suite 400 Seattle, WA 98109	Class A Common Stock	1,921,837	(1)	4%

Morgan Stanley 1585 Broadway New York, NY 10036	Class A Common Stock	3,208,659	(2)	7%

David K. Grant	Class A Common Stock	161,686	(3)	*

Harrell L. Beck	Class A Common Stock	370,878	(4)	*

Steven K. Tyler	Class A Common Stock	99,132	(5)	*

Christine M. McKay	Class A Common Stock	94,556	(6)	*

Anna K. Andrews	Class A Common Stock	21,567	(7)	*

Howard P. Behar	Class A Common Stock	12,800	(8)	*

Richard P. Fox	Class A Common Stock	700	(9)	*

Raymond A. Johnson	Class A Common Stock	42,400	(10)	*

W. Thomas Porter	Class A Common Stock	42,536	(11)	*

Wendell J. Smith	Class A Common Stock	48,677	(12)	*

All directors and executive officers as a group (11 persons)	Class A Common Stock	2,816,769	(13)	6%

*	Less than 1%.

(1)	Includes 704,918 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days, 9,870 shares held for Mr. Barbo’s individual account under the Employee Stock Ownership portion of Shurgard’s Employee Retirement Savings Plan and Trust (the “ESOP”), 2,000 shares held by trusts of which Mr. Barbo is a trustee, and 410 shares owned by a corporation controlled by Mr. Barbo.

(2)	All information with respect to Morgan Stanley is based solely on Schedule 13G dated February 15, 2004, filed by Morgan Stanley. Morgan Stanley has shared voting power and shared dispositive power over 2,416,809 shares (or approximately 5.27% of the total outstanding shares). Of the 3,208,659 shares, 2,263,650 (4.93% of the total outstanding shares) are owned by accounts managed on a discretionary basis by Morgan Stanley Investment Management Inc., a wholly owned subsidiary of Morgan Stanley that has shared voting power and shared dispositive power.

(3)	Includes no shares issuable on exercise of stock options currently exercisable or exercisable within 60 days, 200 shares held directly by Mr. Grant’s child, and 7,869 shares held for Mr. Grant’s individual account under the ESOP.

(4)	Includes 323,996 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days and 7,251 shares held for Mr. Beck’s individual account under the ESOP.

(5)	Includes 36,339 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days and 1,393 shares held for Mr. Tyler’s individual account under the ESOP.

(6)	Includes 81,524 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days and 888 shares held for Ms. McKay’s individual account under the ESOP.

(7)	Includes 17,000 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.

(8)	Includes 10,000 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.

(9)	Includes no shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.

(10)	Includes 38,500 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.

(11)	Includes 32,000 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.

(12)	Includes 500 shares held in a family trust, and 40,760 shares in that trust which are issuable on exercise of stock options currently exercisable or exercisable within 60 days.

(13)	Includes an aggregate of 1,286,037 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of December 31, 2003, regarding outstanding options and shares available for issuance under the Company’s existing equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)		WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)) (C)
Equity compensation plans approved by security holders	2,871,794	(1)	$28.25		792,238	(2)
Equity compensation plans not approved by security holders	0	(3)	0	(3)	0
Total	2,871,794		$28.25		792,238

(1)	Represents options outstanding under the 1993 Stock Option Plan, the 1995 Long-Term Incentive Plan, the 2000 Long-Term Incentive Plan, and the Amended and Restated Stock Incentive Plan for Nonemployee Directors.

(2)	Represents shares remaining available for future issuance of the 2000 Long-Term Incentive Plan (537,110), and the 1996 Employee Stock Purchase Plan (255,128). If the 2004 Long-Term Incentive Plan is not approved by shareholders at the Annual Meeting, Shurgard will continue to make awards under the 2000 Long-Term Incentive Plan. The 2000 Long-Term Incentive Plan provides for the grant of restricted stock, performance awards, other stock-based awards (such as restricted stock units) and dividend equivalent rights, in addition to stock options.

(3)	Does not include options for the purchase of 15,500 shares of the Common Stock outstanding as of December 31, 2003 that were assumed in connection with Shurgard’s acquisition of Shurgard Incorporated. The assumed options have a weighted-average exercise price of $21.55 per share. In the event that any assumed option is not exercised, no further option to purchase shares of Common Stock will be issued in place of such unexercised option.

Item 13—Certain Relationships and Related Transactions

Purchase of Institutional Fund Partnership Interests

During the second quarter of 2003, we acquired the general partner interests in Shurgard Partners LP II (Shurgard Partners II), the general partner of Shurgard Institutional Fund LP II (Institutional II), a consolidated entity, for $1.6 million. The acquired Shurgard Partners II general partner interests were owned by an unaffiliated third party and an officer of the Company. The acquisition was, in part, in response to the Board of Directors stated objective of eliminating existing historical arrangements involving related parties. The purchase price payable for the acquired Shurgard Partners II general partner interests was governed by the terms of the partnership agreements for Shurgard Partners II and Institutional II, and was based upon the fair market value of the property owned by Institutional II as determined by a third party appraisal. This transaction increased our ownership of Institutional II from 99% to 100%. Of the $1.6 million total purchase price, $784,000 was paid to an officer of the Company to acquire his partnership interest in Shurgard Partners II. Subsequent to the end of the third quarter 2003, we identified an error in the calculation of the purchase price paid for the Shurgard Partners II general partner interests. This error resulted in an overpayment to the general partners of Shurgard Partners II of approximately $1.4 million. The partners reimbursed us for this overpayment. Of this approximately $1.4 million, approximately $700,000 was repaid by the officer of Shurgard.

On July 8, 2003, we loaned €1.9 million (approximately $2,151,940 based on exchange rates as of July 8, 2003, which rates were applied in all the amounts listed below) to E-Parco, a Belgian company which is owned by certain employees of Shurgard Europe. E-Parco has an indirect ownership interest in Shurgard Europe through Recom, a Belgian company and Shurgard subsidiary. The proceeds of this loan were used by E-Parco to repurchase its shares from Mr. Grant, an officer of the Company, and certain former employees of Shurgard Europe. Mr. Grant received €1.2 million (approximately $1,359,120) for his shares and €0.7 million (approximately $792,820) was paid to the former employees. The purchase price for the E-Parco shares was based on recent third party sales transactions for interests in Shurgard Europe. As partial consideration for the loan, E-Parco granted Shurgard an option to purchase its 377 Recom shares for €4.3 million (approximately $4,870,180) plus forgiveness of the loan including accrued interest. Acquiring E-Parco’s shares would make us the sole shareholder of Recom. The loan is due and the option expires in July 2004.

Subsequent to the end of the fiscal year, in April 2004 the Board of Directors of Shurgard approved the exercise of our option to purchase the remaining shares of Recom owned by E-Parco on the terms and conditions described above. The transaction is expected to be completed by July 2004.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent auditor. The policy is designed to ensure that the provision of these services does not impair the auditor’s independence. Under the policy, any services provided by the independent auditor, including audit, audit-related, tax and other services, must be specifically pre-approved by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent auditor to management. For 2003, all non-audit services were pre-approved.

Item 14—Principal Accountant Fees and Services

The following table shows the fees paid or accrued by Shurgard for the audit and other services for the years 2003 and 2002.

	PwC		Deloitte
	2003	2002	2003	2002
Audit Fees(1)	$4,808,000	0	$513,574	$137,318
Audit-Related Fees(2)	0	0	18,250	49,989
Tax Fees(3)	0	0	57,980	311,973
All Other Fees(4)	0	0	0	5,075

Total	$4,808,000	$0	$589,804	$504,355

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings. The fees billed by PwC include fees for professional services rendered for the audit of Shurgard’s annual financial statements for the years ended December 31, 2001, 2002 and 2003, and for the reviews of interim financial statements for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003. The audit fees for Deloitte do not include fees related to the 2002 and 2003 audits of Shurgard Self Storage SCA of approximately $500,000 for each year.

(2)	Audit-related fees consisted primarily of accounting consultations, employee benefit plan audits, services related to acquisitions and other attestation services.

(3)	For the years 2003 and 2002, respectively, tax fees principally included fees for tax compliance, tax advice and tax planning.

(4)	All other fees principally include fees incurred for inquiries related to prior tax years.

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation for the years ended December 31, 2003, 2002 and 2001 has been included as noted above.

All other schedules have been omitted because of the absence of the conditions under which they are required or because of the information required is included in the financial statements or notes thereto.

2.	Exhibits

(a)	See exhibit index on page

(b)	Reports on Form 8-K:

On November 13, 2003, we filed a current report on Form 8-K announcing operating results for the third quarter 2003.

On November 20, 2003, we filed a current report on Form 8-K to announce the resignation of Deloitte & Touche LLP, our independent auditor on November 14, 2003.

On November 26, 2003, we filed an amendment to a current report on Form 8-K/A to incorporate Deloitte’s response to the current report on Form 8-K filed on November 20, 2003.

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant (Exhibit 3.1)(1)

3.2	Restated Bylaws of the Registrant (Exhibit 3.7)(1)

3.3	Designation of Rights and Preferences of Series A Junior Participating Preferred Stock (Exhibit 3.2)(1)

3.4	Designation of Rights and Preferences of 8.7% Series C Cumulative Redeemable Preferred Stock (Exhibit 3.3)(2)

3.5	Designation of Rights and Preferences of 8.75% Series D Cumulative Redeemable Preferred Stock (Exhibit 3.8)(1)

3.6	Articles of Merger of SSC Acquisitions, Inc. and Shurgard Storage Centers, Inc. (Exhibit 3.5)(1)

4.1	Amended and Restated Rights Agreement between the Registrant and American Stock Transfer & Trust Corporation dated as of March 12, 2004(24)

4.2	Indenture between the Registrant and LaSalle National Bank, as Trustee, dated April 25, 1997 (Exhibit 10)(3)

4.3	Supplemental Indenture dated July 11, 1997 (Exhibit 4.4)(4)

4.4	Form of 7 1/2% Notes due 2004 (Exhibit 4.1)(5)

4.5	Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(5)

4.6	Form of 7 3/4% Notes due 2011 (Exhibit 4.4)(6)

4.7	Form of 5.875% Notes due 2013 (Exhibit 4.1)(7)

Exhibit No.	Description

4.8	Registration Rights Agreement between Shurgard Storage Centers, Inc., Gerald A. Schwalbach, as Trustee of the Revocable Trust of Gerald A. Schwalbach, Patrick L. Stotesbery, as Trustee of the Revocable Trust of Patrick L. Stotesbery, NDLC Limited Partnership, and NBS Associates Limited Partnership

4.9	Registration Rights Agreement between Shurgard Storage Centers, Inc, and Grana International SA, Restructuring Competence SA, European Self Storage SA, Ake Fogelberg, and Patrick Metdepenninghen, dated September 2003, and Amendment No. 1 thereto, dated as of December 1, 2003

10.1	Agreement and Plan of Merger between the Registrant and Shurgard Incorporated dated as of December 19, 1994 (Exhibit 10.7)(8)

10.2	Amended and Restated 1993 Stock Option Plan (Exhibit 10.7)(4)*

10.3	Amended and Restated Stock Incentive Plan for Non-employee Directors (Exhibit 10.7)(9)*

10.4	1995 Long-Term Incentive Compensation Plan (10)*

10.5	2000 Long-Term Incentive Compensation Plan (11)*

10.6	Amendment dated January 30, 2001 to 1996 Employee Stock Purchase Plan (12)

10.7	Amended and restated Class A Common Stock Dividend Reinvestment Plan, dated January 30, 2001 (12)

10.8	Form of Business Combination Agreement, together with schedule of actual agreements (13)*

10.9	Partnership Agreement, dated April 28, 1998, between Shurgard Development I, Inc. and Fremont Storage Partners I, L.P. forming Shurgard/Fremont Partners I (Exhibit 1.1)(14)

10.10	Partnership Agreement, dated March 17, 1999, between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II (Exhibit 10.1)(15)

10.11	First Amendment to Partnership Agreement between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II as of April 27, 1999 (Exhibit 10.2)(15)

10.12	Joint-Venture Agreement with respect to SSC Benelux & Co. S.C.A. dated October 8, 1999, between Shurgard Storage Centers, Inc., SSC Benelux, Inc., Shurope Storage S.A., Recom & Co, S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., as Existing Partners, and REIB Europe Operator Limited, REIB International Holdings Limited, Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., SSC General Partner (Guernsey) Limited, SSC Partner (Guernsey) Limited, AIG Self Storage GP, LLC, AIG Self Storage LP, LLC, as Investors, and Deutsche Bank Aktiengesellschaft, London, Fremont Investors, Inc., Credit Suisse First Boston (International) AG, AIG Global Real Estate Investment Corp., Credit Suisse First Boston (Europe) Limited, and SSC Benelux & Co. S.C.A., as amended (Exhibit 10.42)(19)

10.13	Revolving Credit Agreement dated October 11, 1999 Relating to the Development of Self Storage Centers by SSC Benelux & Co. SCA Group, between SSC Benelux & Co. SCA as Borrower, Arranged by Credit Suisse First Boston (Europe) Limited, as amended

10.14	Facility Agreement dated June 21, 2000 between Recom & Co. S.N.C. as Borrower, Deutsche Bank AG, Bank of America International Limited, as Arrangers, Bank of America International Limited as Agent, and Banks listed in Schedule 1 (Exhibit 10.43) (19)

10.15	Service Agreement between Shurgard Storage Centers, Inc., David K. Grant, and SSC Benelux & Co., SCA dated June 7, 2000 (Exhibit 10.1) (17)*

Exhibit No.	Description

10.16	Limited Liability Company Agreement between Shurgard Development IV, Inc. and Chase Capital Partners Real Estate Storage, LLC forming CCP/Shurgard Venture, LLC, dated May 12, 2000 (Exhibit 10.2)(17)

10.17	Form of Senior Management Employment Agreement dated July 27, 2000, together with schedule of actual agreements (Exhibit 10.1)(18)*

10.18	Amended and Restated Limited Liability Company Agreement of CCP/Shurgard Venture, LLC, between Shurgard Development IV, Inc. and CCPRE-Storage, LLC, dated December 26, 2000 (Exhibit 10.34)(11)

10.19	Loan Agreement between CCP/Shurgard Venture, LLC and General Electric Capital Corporation, dated December 28, 2000 (Exhibit 10.35)(11)

10.20	Contribution Agreement between Shurgard Development IV, Inc., Shurgard Storage Centers, Inc., Shurgard Texas L.P., SSC Evergreen, CCPRE-Storage, LLC, and CCP/Shurgard Venture, LLC, dated December 28, 2000 (Exhibit 10.36) (11)

10.21	Third Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. dated February 26, 2001 (Exhibit 10.37) (12)

10.22	First Amendment to Third Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. dated November 27, 2001 (Exhibit 10.41) (19)

10.23	Amended and Restated Agreement and Plan of Merger by and among Shurgard Storage Centers, Inc. SSCI Minnesota Corporation (“Merger Subsidiary”) and Two S Properties, Inc., Three S Properties, Inc., Superior Storage I, LLC, Superior Storage II, LLC, Superior Woodbury, LLC (collectively, the “Companies”) and the revocable Trust of Gerald A. Schwalbach, the revocable Trust of Patrick L. Stotesbery (collectively, the “Trusts”), Gerald A. Schwalbach, and Patrick L. Stotesbery dated June 30, 2003

10.24	Securities Purchase Agreement dated March 10, 2003, between SSC Benelux Inc. as Buyer, SSC General Partner (Guernsey) Limited and SSC Partner (Guernsey) Limited as Seller, and Credit Suisse First Boston Europe (Limited) dated March 10, 2003 (Exhibit 10.43) (20)

10.25	Joint Venture Agreement with respect to First Shurgard Between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments SARL, dated December 20, 2002 (Exhibit 10.13) (21)

10.26	Securities Purchase Agreement dated June 11, 2003 between, SSC Benelux Inc. as Buyer, REIB Europe Operator Limited and REIB International Holdings Limited as Seller

10.27	Variation Agreement dated June 24, 2003 between SSC Benelux Inc. as Buyer, REIB Europe Operator Limited and REIB International Holdings Limited as Sellers

10.28	Securities Purchase Agreement dated June 11, 2003, between SSC Benelux Inc. as Buyer, AIG Self Storage GP, LLC, AIG Self Storage LP, LLC and AIRE Investments, Sarl, as Sellers

10.29	Securities Purchase Agreement dated September 2003, between SSC Benelux Inc. as Buyer, Grana International SA, Restructuring Competence SA, European Self Storage SA, Ake Fogelberg, and Patrick Metdepenninghen as Sellers

10.30	Supplemental Agreement dated as of December 18, 2003 between Shurgard Self Storage SCA as Borrower, and Citibank N.A., London Branch, as Agent, Credit Suisse First Boston, as Security Trustee, and Citibank International plc, Belgium Branch, as the Bank, to the Credit Agreement dated 11 October 1999 (as amended and restated) between Shurgard Self Storage SCA as Borrower, Credit Suisse First Boston, as Agent and Security Trustee, and certain Financial Institutions, as the Banks

Exhibit No.	Description

10.31	Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.4)(22)

10.32	Amendment No.1 dated May 26, 2003 to the Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA

10.33	Addendum No. 3 to Joint Venture Agreement of 8 October 1999 dated September, 2003 between Shurgard Storage Centers, Inc., SSC Benelux, Inc., Shurope Storage S.A., Recom & Co, S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., Fremont SE (G.P.) II Ventures, L.L.C., Fremont SE (L.P.) II Ventures, L.L.C., Fremont Investors, Inc., and Shurgard Self Storage SCA

10.34	Amendment No. 2 dated December 3, 2003 to the Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA

10.35	Senior Management Employment Agreement dated December 17, 2003 between Shurgard Storage Centers, Inc. and David Grant*

10.36	Term Loan Agreement dated April 15, 2004 (Exhibit 10.51) (25)

10.37	Second Amendment to Third Amended and Restated Loan Agreement dated April 12, 2004 (Exhibit 10.52) (25)

16.1	Letter dated November 25, 2003 from Deloitte & Touche LLP to the Securities and Exchange Commission (23)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Auditors (PricewaterhouseCoopers LLP)

23.2	Consent of Independent Auditors Deloitte & Touche (Reviseurs d’Entreprises SC s.f.d SCRL)

23.3	Independent Auditor’s report (Deloitte and Touche Reviseurs d’Entreprises SC s.f.d. SCRL) (located on page 125)

31.1	CEO 302 Certification of Periodic Report dated May 14, 2004

31.2	CFO 302 Certification of Periodic Report dated May 14, 2004

32.1	CEO 906 Certification of Periodic Report dated May 14, 2004

32.2	CFO 906 Certification of Periodic Report dated May 14, 2004

(1)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-A12B dated February 23, 2001.
(2)	Incorporated by reference to designated exhibit filed with Registrant’s Registration Statement on Form 8-K dated December 3, 1998.
(3)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1997.
(4)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(5)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated April 22, 1997.
(6)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form S-4, filed on June 20, 2001.
(7)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated March 20, 2003.
(8)	Incorporated by reference to Appendix I filed as part of the Registrant’s definitive Proxy Statement/ Prospectus dated February 15, 1995.

(9)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

(10)	Incorporated by reference to Appendix B filed as part of the Registrant’s definitive Proxy Statement dated June 8, 1995.

(11)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2000.

(12)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2001.

(13)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(14)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated May 29, 1998.

(15)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

(16)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K filed March 14, 2000.

(17)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(18)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(19)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(20)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(21)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(21)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated June 6, 2003.

(22)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated June 21, 2002.

(23)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K/A dated November 26, 2003.

(24)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A/A dated March 15, 2004.

(25)	Incorporated by reference to designated Exhibit filed with the Registrant’s Current Report on Form 8-K dated April 12, 2004.

*	Compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC. (Registrant)

By:	/S/ CHARLES K. BARBO
Charles K. Barbo Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES K. BARBO Charles K. Barbo	Chairman of the Board, Chief Executive Officer	May 14, 2004

/s/ DAVID K. GRANT David K. Grant	President, Chief Operating Officer and Interim Chief Financial Officer	May 14, 2004

/s/ HARRELL L. BECK Harrell L. Beck	Director, Executive Vice President, Chief Investment Officer and Treasurer	May 14, 2004

/s/ ANNA KARIN ANDREWS Anna Karin Andrews	Director	May 14, 2004

/s/ HOWARD P. BEHAR Howard P. Behar	Director	May 14, 2004

/s/ RICHARD P. FOX Richard P. Fox	Director	May 14, 2004

/s/ RAYMOND A. JOHNSON Raymond A. Johnson	Director	May 14, 2004

/s/ W. THOMAS PORTER W. Thomas Porter	Director	May 14, 2004

/s/ WENDELL J. SMITH Wendell J. Smith	Director	May 14, 2004

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant (Exhibit 3.1)(1)

3.2	Restated Bylaws of the Registrant (Exhibit 3.7)(1)

3.3	Designation of Rights and Preferences of Series A Junior Participating Preferred Stock (Exhibit 3.2)(1)

3.4	Designation of Rights and Preferences of 8.7% Series C Cumulative Redeemable Preferred Stock (Exhibit 3.3)(2)

3.5	Designation of Rights and Preferences of 8.75% Series D Cumulative Redeemable Preferred Stock (Exhibit 3.8)(1)

3.6	Articles of Merger of SSC Acquisitions, Inc. and Shurgard Storage Centers, Inc. (Exhibit 3.5)(1)

4.1	Amended and Restated Rights Agreement between the Registrant and American Stock Transfer & Trust Corporation dated as of March 12, 2004(24)

4.2	Indenture between the Registrant and LaSalle National Bank, as Trustee, dated April 25, 1997 (Exhibit 10)(3)

4.3	Supplemental Indenture dated July 11, 1997 (Exhibit 4.4)(4)

4.4	Form of 7 1/2% Notes due 2004 (Exhibit 4.1)(5)

4.5	Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(5)

4.6	Form of 7 3/4% Notes due 2011 (Exhibit 4.4)(6)

4.7	Form of 5.875% Notes due 2013 (Exhibit 4.1)(7)

4.8	Registration Rights Agreement between Shurgard Storage Centers, Inc., Gerald A. Schwalbach, as Trustee of the Revocable Trust of Gerald A. Schwalbach, Patrick L. Stotesbery, as Trustee of the Revocable Trust of Patrick L. Stotesbery, NDLC Limited Partnership, and NBS Associates Limited Partnership

4.9	Registration Rights Agreement between Shurgard Storage Centers, Inc, and Grana International SA, Restructuring Competence SA, European Self Storage SA, Ake Fogelberg, and Patrick Metdepenninghen, dated September 2003, and Amendment No. 1 thereto, dated as of December 1, 2003

10.1	Agreement and Plan of Merger between the Registrant and Shurgard Incorporated dated as of December 19, 1994 (Exhibit 10.7)(8)

10.2	Amended and Restated 1993 Stock Option Plan (Exhibit 10.7)(4)*

10.3	Amended and Restated Stock Incentive Plan for Non-employee Directors (Exhibit 10.7)(9)*

10.4	1995 Long-Term Incentive Compensation Plan (10)*

10.5	2000 Long-Term Incentive Compensation Plan (11)*

10.6	Amendment dated January 30, 2001 to 1996 Employee Stock Purchase Plan (12)

10.7	Amended and restated Class A Common Stock Dividend Reinvestment Plan, dated January 30, 2001 (12)

10.8	Form of Business Combination Agreement, together with schedule of actual agreements (13)*

10.9	Partnership Agreement, dated April 28, 1998, between Shurgard Development I, Inc. and Fremont Storage Partners I, L.P. forming Shurgard/Fremont Partners I (Exhibit 1.1)(14)

10.10	Partnership Agreement, dated March 17, 1999, between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II (Exhibit 10.1)(15)

Exhibit No.	Description

10.11	First Amendment to Partnership Agreement between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II as of April 27, 1999 (Exhibit 10.2)(15)

10.12	Joint-Venture Agreement with respect to SSC Benelux & Co. S.C.A. dated October 8, 1999, between Shurgard Storage Centers, Inc., SSC Benelux, Inc., Shurope Storage S.A., Recom & Co, S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., as Existing Partners, and REIB Europe Operator Limited, REIB International Holdings Limited, Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., SSC General Partner (Guernsey) Limited, SSC Partner (Guernsey) Limited, AIG Self Storage GP, LLC, AIG Self Storage LP, LLC, as Investors, and Deutsche Bank Aktiengesellschaft, London, Fremont Investors, Inc., Credit Suisse First Boston (International) AG, AIG Global Real Estate Investment Corp., Credit Suisse First Boston (Europe) Limited, and SSC Benelux & Co. S.C.A., as amended (Exhibit 10.42)(19)

10.13	Revolving Credit Agreement dated October 11, 1999 Relating to the Development of Self Storage Centers by SSC Benelux & Co. SCA Group, between SSC Benelux & Co. SCA as Borrower, Arranged by Credit Suisse First Boston (Europe) Limited, as amended

10.14	Facility Agreement dated June 21, 2000 between Recom & Co. S.N.C. as Borrower, Deutsche Bank AG, Bank of America International Limited, as Arrangers, Bank of America International Limited as Agent, and Banks listed in Schedule 1 (Exhibit 10.43) (19)

10.15	Service Agreement between Shurgard Storage Centers, Inc., David K. Grant, and SSC Benelux & Co., SCA dated June 7, 2000 (Exhibit 10.1) (17)*

10.16	Limited Liability Company Agreement between Shurgard Development IV, Inc. and Chase Capital Partners Real Estate Storage, LLC forming CCP/Shurgard Venture, LLC, dated May 12, 2000 (Exhibit 10.2)(17)

10.17	Form of Senior Management Employment Agreement dated July 27, 2000, together with schedule of actual agreements (Exhibit 10.1)(18)*

10.18	Amended and Restated Limited Liability Company Agreement of CCP/Shurgard Venture, LLC, between Shurgard Development IV, Inc. and CCPRE-Storage, LLC, dated December 26, 2000 (Exhibit 10.34)(11)

10.19	Loan Agreement between CCP/Shurgard Venture, LLC and General Electric Capital Corporation, dated December 28, 2000 (Exhibit 10.35)(11)

10.20	Contribution Agreement between Shurgard Development IV, Inc., Shurgard Storage Centers, Inc., Shurgard Texas L.P., SSC Evergreen, CCPRE-Storage, LLC, and CCP/Shurgard Venture, LLC, dated December 28, 2000 (Exhibit 10.36) (11)

10.21	Third Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. dated February 26, 2001 (Exhibit 10.37) (12)

10.22	First Amendment to Third Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. dated November 27, 2001 (Exhibit 10.41) (19)

10.23	Amended and Restated Agreement and Plan of Merger by and among Shurgard Storage Centers, Inc. SSCI Minnesota Corporation (“Merger Subsidiary”) and Two S Properties, Inc., Three S Properties, Inc., Superior Storage I, LLC, Superior Storage II, LLC, Superior Woodbury, LLC (collectively, the “Companies”) and the revocable Trust of Gerald A. Schwalbach, the revocable Trust of Patrick L. Stotesbery (collectively, the “Trusts”), Gerald A. Schwalbach, and Patrick L. Stotesbery dated June 30, 2003

Exhibit No.	Description

10.24	Securities Purchase Agreement dated March 10, 2003, between SSC Benelux Inc. as Buyer, SSC General Partner (Guernsey) Limited and SSC Partner (Guernsey) Limited as Seller, and Credit Suisse First Boston Europe (Limited) dated March 10, 2003 (Exhibit 10.43) (20)

10.25	Joint Venture Agreement with respect to First Shurgard Between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments SARL, dated December 20, 2002 (Exhibit 10.13) (21)

10.26	Securities Purchase Agreement dated June 11, 2003 between, SSC Benelux Inc. as Buyer, REIB Europe Operator Limited and REIB International Holdings Limited as Seller

10.27	Variation Agreement dated June 24, 2003 between SSC Benelux Inc. as Buyer, REIB Europe Operator Limited and REIB International Holdings Limited as Sellers

10.28	Securities Purchase Agreement dated June 11, 2003, between SSC Benelux Inc. as Buyer, AIG Self Storage GP, LLC, AIG Self Storage LP, LLC and AIRE Investments, Sarl, as Sellers

10.29	Securities Purchase Agreement dated September 2003, between SSC Benelux Inc. as Buyer, Grana International SA, Restructuring Competence SA, European Self Storage SA, Ake Fogelberg, and Patrick Metdepenninghen as Sellers

10.30	Supplemental Agreement dated as of December 18, 2003 between Shurgard Self Storage SCA as Borrower, and Citibank N.A., London Branch, as Agent, Credit Suisse First Boston, as Security Trustee, and Citibank International plc, Belgium Branch, as the Bank, to the Credit Agreement dated 11 October 1999 (as amended and restated) between Shurgard Self Storage SCA as Borrower, Credit Suisse First Boston, as Agent and Security Trustee, and certain Financial Institutions, as the Banks

10.31	Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.4)(22)

10.32	Amendment No.1 dated May 26, 2003 to the Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA

10.33	Addendum No. 3 to Joint Venture Agreement of 8 October 1999 dated September, 2003 between Shurgard Storage Centers, Inc., SSC Benelux, Inc., Shurope Storage S.A., Recom & Co, S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., Fremont SE (G.P.) II Ventures, L.L.C., Fremont SE (L.P.) II Ventures, L.L.C., Fremont Investors, Inc., and Shurgard Self Storage SCA

10.34	Amendment No. 2 dated December 3, 2003 to the Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA

10.35	Senior Management Employment Agreement dated December 17, 2003 between Shurgard Storage Centers, Inc. and David Grant*

10.36	Term Loan Agreement dated April 15, 2004 (Exhibit 10.51) (25)

10.37	Second Amendment to Third Amended and Restated Loan Agreement dated April 12, 2004 (Exhibit 10.52) (25)

16.1	Letter dated November 25, 2003 from Deloitte & Touche LLP to the Securities and Exchange Commission (23)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Auditors (PricewaterhouseCoopers LLP)

23.2	Consent of Independent Auditors Deloitte & Touche (Reviseurs d’Entreprises SC s.f.d SCRL)

23.3	Independent Auditor’s report (Deloitte and Touche Reviseurs d’Entreprises SC s.f.d. SCRL) (located on page 125)

31.1	CEO 302 Certification of Periodic Report dated May 14, 2004

Exhibit No.	Description

31.2	CFO 302 Certification of Periodic Report dated May 14, 2004

32.1	CEO 906 Certification of Periodic Report dated May 14, 2004

32.2	CFO 906 Certification of Periodic Report dated May 14, 2004

(1)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-A12B dated February 23, 2001.

(2)	Incorporated by reference to designated exhibit filed with Registrant’s Registration Statement on Form 8-K dated December 3, 1998.

(3)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1997.

(4)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated April 22, 1997.

(6)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form S-4, filed on June 20, 2001.

(7)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated March 20, 2003.

(8)	Incorporated by reference to Appendix I filed as part of the Registrant’s definitive Proxy Statement/ Prospectus dated February 15, 1995.

(9)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

(10)	Incorporated by reference to Appendix B filed as part of the Registrant’s definitive Proxy Statement dated June 8, 1995.

(11)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2000.

(12)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2001.

(13)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(14)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated May 29, 1998.

(15)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

(16)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K filed March 14, 2000.

(17)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(18)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(19)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(20)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(21)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(21)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated June 6, 2003.

(22)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated June 21, 2002.

(23)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K/A dated November 26, 2003.

(24)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A/A dated March 15, 2004.

(25)	Incorporated by reference to designated Exhibit filed with the Registrant’s Current Report on Form 8-K dated April 12, 2004.

*	Compensatory plan or arrangement.