Form 10-Q/A
period 2003-09-30
SHURGARD STORAGE CENTERS INC
filed 2004-07-12
CIK 906933

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO.2 TO FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-11455

SHURGARD STORAGE CENTERS, INC.

(Exact name of registrant as specified in its charter)

WASHINGTON	91-1603837
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1155 VALLEY STREET, SUITE 400, SEATTLE, WASHINGTON	98109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 206-624-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding at June 14, 2004:

Class A Common Stock, $.001 par value, 45,965,795 shares outstanding

Explanatory Note

This Amendment No. 2 on Form 10-Q/A amends Shurgard Storage Center Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2003, as initially filed with the Securities and Exchange Commission on November 28, 2003. Amendment No. 1 on Form 10-Q/A was filed on December 2, 2003 and included revisions that had no impact on Shurgard’s financial position or results of operations. The previously filed interim financial statements for the period ended September 30, 2003 had not been reviewed as required under Statement of Auditing Standards (SAS) No.100 by an independent public accountant pursuant to Rule 10-01(d) of the Securities and Exchange Commission’s Regulation S-X because our previous independent auditors resigned on November 13, 2003. In January 2004, we retained a new auditing firm to perform an audit of our 2003 financial statements and a re-audit of our financial statements for 2001 and 2002. These audits resulted in restatements of our prior financial statements. We reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and restated for them accordingly. In addition, we identified certain other errors impacting prior quarterly periods and corrected for them in our restatements. The restated financial statements were included in our 2003 Form 10-K filed on May 17, 2004.

The amended Condensed Consolidated Financial Statements included in Form 10-Q have been reviewed by our independent auditors and include the effects of the above restatements for the year ended December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002. See Note A to our Condensed Consolidated Financial Statements for further discussion of this matter.

Shurgard Storage Centers, Inc.

Form 10-Q

For the Nine Months ended September 30, 2003

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(Amounts in thousands except share data)

(unaudited)

	September 30, 2003 (as restated)	December 31, 2002 (as restated)

ASSETS:
Storage centers:
Land	$372,433	$338,379
Buildings and equipment, net	1,194,177	1,115,823
Construction in progress	50,826	46,679

Total storage centers	1,617,436	1,500,881

Investment in Shurgard Europe	301,651	—
Cash and cash equivalents	11,487	12,968
Restricted cash	1,741	1,230
Notes receivable affiliate	54,705	49,453
Goodwill	24,697	24,697
Other assets	42,305	31,098

Total assets	$2,054,022	$1,620,327

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and other liabilities	$76,018	$66,484
Lines of credit	242,275	267,639
Notes payable	731,213	511,312
Participation rights liability, net of discount of $2,239 and $2,370, respectively	47,152	47,472

Total liabilities	1,096,658	892,907

Minority interest	18,854	20,164

Commitments and contingencies (Notes H, L and Q)

Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value: 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value: 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250,000	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 45,232,378 and 35,934,249 shares issued and outstanding	46	36
Loans to shareholders	(20,000)	—
Additional paid-in capital	1,085,630	804,582
Accumulated net income less distributions	(262,902)	(225,811)
Accumulated other comprehensive income (loss)	4,553	(2,734)

Total shareholders’ equity	938,510	707,256

Total liabilities and shareholders’ equity	$2,054,022	$1,620,327

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended September 30,
	2003 (as restated)	2002 (as restated)
Revenue
Storage center operations	$78,561	$71,148
Other	1,792	1,456

Total revenue	80,353	72,604

Expenses
Operating	26,196	21,382
Depreciation and amortization	14,029	13,234
Real estate taxes	7,260	6,728
Impairment of long-lived assets and goodwill	110	—
General, administrative and other	3,402	1,855

Total expenses	50,997	43,199

Income from storage center operations	29,356	29,405

Other Income (Expense)
Equity in losses of other real estate investments, net	(2,997)	(401)
Interest:
Interest on loans	(14,002)	(10,315)
Amortization of participation rights discount	(280)	(473)
Unrealized loss on financial instruments	(69)	(5,332)
Interest income and other, net	1,748	107

Other expense, net	(15,600)	(16,414)

Minority interest	(363)	(359)

Income before income taxes	13,393	12,632
Income tax expense	(927)	—

Net Income	12,466	12,632

Net Income Allocation
Preferred stock dividends and redemption costs	(2,974)	(5,517)

Net income available to common shareholders	$9,492	$7,115

Net Income per Common Share
Basic earnings per share	$0.22	$0.20

Diluted earnings per share	$0.21	$0.20

Distributions per common share	$0.54	$0.53

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except per share data)

	For the nine months ended September 30,
	2003 (as restated)	2002 (as restated)
Revenue
Storage center operations	$220,296	$198,146
Other	4,206	3,482

Total revenue	224,502	201,628

Expenses
Operating	73,942	60,600
Depreciation and amortization	41,031	37,406
Real estate taxes	21,118	18,925
Impairment of long-lived assets and goodwill	1,840	—
General, administrative and other	9,526	6,664

Total expenses	147,457	123,595

Income from storage center operations	77,045	78,033

Other Income (Expense)
Equity in losses of other real estate investments, net	(2,352)	(1,563)

Interest:
Interest on loans	(37,298)	(29,226)
Amortization of participation rights discount	(840)	(4,421)
Unrealized loss on financial instruments	(2,295)	(9,750)
Interest income and other, net	2,161	4,810

Other expense, net	(40,624)	(40,150)

Minority interest	(861)	(648)

Income before income taxes	35,560	37,235
Income tax expense	(930)	—

Net Income	34,630	37,235

Net Income Allocation
Preferred stock dividends and redemption costs	(8,922)	(13,665)

Net income available to common shareholders	$25,708	$23,570

Net Income per Common Share
Basic earnings per share	$0.67	$0.69

Diluted earnings per share	$0.66	$0.68

Distributions per common share	$1.61	$1.58

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2003 (as restated)	2002 (as restated)
Operating activities:
Net income	$34,630	$37,235
Adjustment to reconcile net income to net cash provided by operating activities:
Early extinguishment of debt	—	(986)
Gain on sale of assets	(786)	(916)
Depreciation and amortization	41,031	37,406
Amortization of participation rights discount	840	4,421
Unrealized loss on financial instruments	2,295	9,750
Equity in losses of other real estate investments, net	2,352	1,563
Impairment of long-lived assets and goodwill	1,840	—
Stock-based compensation expense	609	327
Foreign currency exchange loss	279	—
Minority interest	861	648
Changes in operating accounts, net of effect of acquisitions
Other assets	(1,315)	(5,519)
Accounts payable and other liabilities	7,021	(964)
Restricted cash	(511)	(1,116)

Net cash provided by operating activities	89,146	81,849

Investing activities:
Construction, acquisition and improvements to storage centers	(69,575)	(107,681)
Proceeds from sale of assets	2,111	2,443
Purchase of other real estate investments	—	(245)
Purchase of non-competition agreements	(390)	(194)
Increase in bond receivable from Shurgard Europe	(57)	(24,608)
(Increase) decrease in notes receivable	(6,179)	1,135
Purchase of additional interest in affiliated partnership	(245)	—
Purchase of interest in Morningstar Storage Centers, LLC, net of cash acquired	—	(60,343)
Increase in cash due to purchase of Minnesota Mini Storage	317	—
Purchase of additional interest in European affiliates	(306,617)	—

Net cash used in investing activities	(380,635)	(189,493)

See notes to unaudited Condensed Consolidated Financial Statements

	For the nine months ended September 30,
	2003 (as restated)	2002 (as restated)
Financing activities:
Proceeds from notes payable	229,048	30,806
Payments on notes payable	(27,978)	(21,190)
Proceeds from line of credit	527,670	357,163
Payments on line of credit	(553,034)	(230,515)
Payment of loan costs	(1,138)	(258)
Payments on participation rights	(1,160)	(4,369)
Proceeds from financing arrangements	—	1,376
Proceeds from issuance of common stock, net	178,351	81,148
Proceeds from payments on loans to shareholders	—	1,059
Proceeds from participating mortgages	—	2,530
Distributions paid	(71,721)	(65,489)
Payment for redemption of preferred stock	—	(50,000)
Proceeds from exercise of stock options and dividend reinvestment plan	12,220	14,393
Contributions received from minority partners	77	457
Distributions paid to minority partners	(2,327)	(4,214)

Net cash provided by financing activities	290,008	112,897

(Decrease) increase in cash and cash equivalents	(1,481)	5,253
Cash and cash equivalents at beginning of period	12,968	9,098

Cash and cash equivalents at end of period	$11,487	$14,351

Supplemental schedule of cash flow information:
Cash paid for interest on loans	$38,544	$30,849

Cash paid for participation rights	$1,160	$—

Supplemental schedule of noncash investing and financing information:
Fair value adjustments of derivatives	$939	$(10,659)

Common stock issued as consideration for acquisitions	$69,878	$—

Non-cash contributions from minority interest partners	$—	$3,127

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2003

(unaudited)

Note A – Restatements

Shurgard Storage Centers, Inc. (We, our, the Company or Shurgard), a Washington corporation, serves as a vehicle for investments in, and ownership of, a professionally managed, internationally diverse real estate portfolio consisting primarily of self-service storage properties.

The previously issued Condensed Consolidated Financial Statements of the Company have been restated for the year ended December 31, 2002, as well as for the quarters and nine months ended September 30, 2003 and 2002 for the items described below.

Consolidation of domestic joint ventures

We have determined that certain partially-owned U.S. entities historically accounted for using the equity method should have been consolidated from inception of each entity. This restatement affects 26 entities and ventures in which we maintain ownership interests ranging from 50% to 90%, and which hold a total of 30 storage centers. At September 30, 2003 and at December 31, 2002, total consolidated assets for these entities and ventures amounted to $97.2 million and $95.3 million, respectively, and total liabilities amounted to $74.1 million and $65.6 million, respectively. There was no impact on net income for any period as a result of this restatement.

Tax retention operating leases

We have determined that our tax retention operating lease entity (collectively referred to as the TROL), which owns properties that historically were accounted for off-balance sheet as operating leases, should have been included in our Consolidated Balance Sheets from inception. As of December 31, 2002, there were 36 properties in the TROL. In 2003, no new properties were added to the TROL. As of June 2003, we had exercised our right to purchase all the TROL properties and accordingly, these properties and the related debt were included in our Consolidated Balance Sheets from that point forward. At December 31, 2002 total assets of the TROL amounted to $146.4 million, and total liabilities amounted to $156.1 million. The restatement includes adjustments to reflect the assets, liabilities and operations of the TROL in our Condensed Consolidated Financial Statements. The aggregate effect of this restatement is to reduce net income compared to previously reported amounts by $49,000 (no effect per diluted share) and $3.4 million ($0.09 per diluted share) for the three months and nine months ended September 30, 2003, respectively, and by $1.6 million ($0.04 per diluted share) and $3.8 million ($0.11 per diluted share) for the three months and nine months ended September 30, 2002, respectively.

Valuation of deferred tax assets

In prior years, we recognized deferred tax assets primarily attributable to net operating loss carryforwards from SSTG, LLC (STG), which is operated within our taxable REIT subsidiary (TRS). We have re-evaluated both the negative and positive evidence that we believe is relevant in assessing whether these deferred tax assets will be realized. As a result, we have concluded that under the provisions of Statement of Financial Accounting Standard (SFAS) No.109 “Accounting for Income Taxes”, it is not appropriate to recognize the potential future benefit of these deferred tax assets until such time as it becomes more likely than not, based on objective evidence, the related net operating losses will be utilized. This conclusion is based largely on the fact that the TRS has not demonstrated any history of achieving taxable income and continuing losses are expected in 2004. Because the facts considered have been present since inception of the TRS, we have determined that a valuation allowance should have been recorded for net deferred tax assets recognized in prior periods. The restatement to reflect a full valuation allowance for deferred tax assets resulted in a reduction of income tax benefit compared to previously reported amounts of $184,000 and $489,000 for the three months and nine months ended September 30, 2003 and $301,000 and $381,000 for the three months and nine months ended September 30, 2002, respectively. The related tax loss carryforward amounts expire between 2012 and 2022.

A deferred tax asset was accumulated by STG prior to our acquiring a controlling interest in STG and our pro rata share was recognized as a component of our equity in earnings of STG. We have determined that this amount was not recoverable and that a valuation allowance should have been recorded by STG, prior to us acquiring a controlling interest in STG. We adjusted our equity in losses from STG for the period prior to our acquiring a controlling interest and started to consolidate STG in June 2001, to reflect the correction. The restatement to adjust our equity in losses from STG resulted in a reduction of retained earnings of $5.6 million compared to the previously reported amount at December 31, 2001.

We also have re-evaluated the appropriateness of deferred tax assets recognized by Shurgard Self Storage, SCA (Shurgard Europe), which is accounted for using the equity method. Based on the fact that Shurgard Europe has not demonstrated a history of taxable income in any jurisdiction since inception, we have concluded that it is not appropriate to recognize the potential future benefit of these deferred tax assets until such time as it becomes more likely than not, based on objective evidence, the related net operating losses will be utilized. Consequently, in accordance with SFAS No.109, a full valuation allowance is necessary. Similar to the situation discussed above, the facts considered have been present since inception, and as a result, we have determined that a full valuation allowance should have been recorded for net deferred tax assets recognized by Shurgard Europe in all prior periods. We reflected the impact of restating the income tax benefit previously recognized by this unconsolidated subsidiary as an increase in our share of losses incurred by Shurgard Europe for each period. This restatement resulted in an increase in Equity in losses of other real estate investments, net, compared to previously reported amounts of $1.5 million and $2.1 million for the three months and nine months ended September 30, 2003 and $174,000 and $490,000 for the three months and nine months ended September 30, 2002, respectively. The related tax loss carryforward amounts can be carried forward indefinitely and applied to reduce future taxable income.

These restatements resulted in the Company recording a full valuation allowance against its deferred tax assets on the balance sheet and eliminating approximately $1.7 million ($0.04 per diluted share) and $2.6 million ($0.07 per diluted share) for the three months and nine months ended September 30, 2003, respectively, and by $475,000 ($0.01 per diluted share) and $871,000 ($0.03 per diluted share) for the three months and nine months ended September 30, 2002, respectively, previously recognized as a part of our net income.

Other restatement items

We also have restated our consolidated financial statements for the effects of the following items:

•	We corrected the accounting for certain accrued liabilities to recognize the expenses in the appropriate periods. These accruals primarily consisted of compensation and related payroll costs, workers’ compensation costs and lease accruals.

•	We corrected for certain items that impacted the computation of depreciation expense and capitalization of overhead and interest.

•	We reversed amortization of amounts that should have been recognized as a gain in connection with the sale of certain storage centers in prior years.

•	We corrected the accounting for advertising costs related to print advertisements in telephone books to recognize the expenses when the related telephone book is first published.

•	For the three months and nine months ended September 30, 2003. we corrected equity in losses from Shurgard Europe to recognize the effect of the excess value we paid for our ownership interest in Shurgard Europe over the book value. This difference was allocated to underlying buildings and land and the amount attributed to buildings is being amortized over the remaining estimated useful lives.

•	For the three months and nine months ended September 30, 2003, we corrected for errors identified in the computation of depreciation expense on properties for which we exercised our purchase option under our tax retention operating leases in 2003.

Summary

The aggregate impact of all restatement items, resulted in a decrease in net income available to common shareholders compared to previously reported amounts of $3.2 million ($0.07 per diluted share) and $5.6 million ($0.14 per diluted share) for the three months and nine months ended September 30, 2003, respectively, and by $0.8 million ($0.02 per diluted share) and $3.6 million ($0.11 per diluted share) for the three months and nine months ended September 30, 2002, respectively.

The effects of the restatement items described above on our net income available to common shareholders and earnings per share are as follows:

	For the three months ended September 30, 2003			For the three months ended September 30, 2002
		Earnings per share			Earnings per share
(In thousands except per share data)		Basic	Diluted		Basic	Diluted
As previously reported	$12,675	$0.29	$0.28	$7,873	$0.22	$0.22
Impact of adjustments for:
Consolidation of domestic joint ventures	—	—	—	—	—	—
Valuation of Deferred tax assets	(1,680)	(0.04)	(0.04)	(475)	(0.01)	(0.01)
Tax Retention Operating Leases	(49)	(0.00)	(0.00)	(1,594)	(0.04)	(0.04)
Period end accruals	(8)	(0.00)	(0.00)	(7)	(0.00)	(0.00)
Depreciation expense and capitalization of overhead and interest	141	0.00	0.00	660	0.02	0.02
Gain on sale of storage centers	(125)	(0.00)	(0.00)	(125)	(0.00)	(0.00)
Advertising costs	54	0.00	0.00	(3)	(0.00)	(0.00)
Investment in Shurgard Europe basis difference	(962)	(0.02)	(0.02)	—	—	—
Quarterly depreciation expense and capitalization of overhead and interest	185	0.00	0.00	—	—	—
Other	(739)	(0.02)	(0.02)	786	0.02	0.02

As restated	$9,492	$0.22	$0.21	$7,115	$0.20	$0.20

	For the nine months ended September 30, 2003			For the nine months ended September 30, 2002
		Earnings per share			Earnings per share
(In thousands except per share data)		Basic	Diluted		Basic	Diluted
As previously reported	$31,278	$0.81	$0.80	$27,197	$0.80	$0.79
Impact of adjustments for:
Consolidation of domestic joint ventures	—	—	—	—	—	—
Valuation of Deferred tax assets	(2,636)	(0.07)	(0.07)	(871)	(0.03)	(0.03)
Tax Retention Operating Leases	(3,448)	(0.09)	(0.09)	(3,771)	(0.11)	(0.11)
Period end accruals	(50)	(0.00)	(0.00)	(77)	(0.00)	(0.00)
Depreciation expense and capitalization of overhead and interest	422	0.01	0.01	850	0.03	0.02
Gain on sale of storage centers	(374)	(0.01)	(0.01)	(374)	(0.01)	(0.01)
Advertising costs	499	0.01	0.01	(20)	(0.00)	(0.00)
Investment in Shurgard Europe basis difference	(1,112)	(0.03)	(0.03)	—	—	—
Quarterly depreciation expense and capitalization of overhead and interest	1,550	0.04	0.04	—	—	—
Other	(421)	(0.01)	(0.01)	636	0.02	0.02

As restated	$25,708	$0.67	$0.66	$23,570	$0.69	$0.68

The cumulative impact of all restatements described above on our retained earnings as of December 31, 2001 is a reduction of $18.0 million to the previously reported amount. The aggregate impact of these restatements on the Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 and the related Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	At September 30, 2003		At December 31, 2002
	As previously reported	As restated	As previously reported	As restated
Assets:
Total Storage centers	$1,512,630	$1,617,436	$1,263,155	$1,500,881
Investment in Shurgard Europe	304,063	301,651	—	—
Other real estate investments (1)	23,498	1,505	29,403	789
Cash and cash equivalents	8,678	11,487	11,662	12,968
Restricted cash	1,513	1,741	1,098	1,230
Notes receivable affiliate	54,705	54,705	49,453	49,453
Goodwill	24,506	24,697	24,506	24,697
Other assets	70,033	40,800	40,899	30,309

Total Assets	$1,999,626	$2,054,022	$1,420,176	$1,620,327

Liabilities and Shareholders’ Equity
Accounts Payable and Other Liabilities	$67,242	$76,018	$62,257	66,484
Lines of Credit	242,275	242,275	113,525	267,639
Notes Payable	662,619	731,213	446,837	511,312
Participation rights liability, net of discount	47,152	47,152	47,472	47,472

Total Liabilities	1,019,288	1,096,658	670,091	892,907
Minority Interest	14,735	18,854	15,374	20,164
Shareholders’ equity	965,603	938,510	734,711	707,256

Total Liabilities and Shareholders’ Equity	$1,999,626	$2,054,022	$1,420,176	$1,620,327

(1)	The other real estate investments balance as restated is not significant and therefore is included in other assets on our Condensed Consolidated Balance Sheets.

	For The Three Months Ended September 30,
	2003		2002
	As previously reported	As restated	As previously reported	As restated
Revenue
Storage center operations	$74,214	$78,561	$67,289	$71,148
Other	2,028	1,792	2,111	1,456

Total revenue	76,242	80,353	69,400	72,604

Expenses
Operating	23,879	26,196	21,310	21,382
Depreciation and amortization	14,344	14,029	12,075	13,234
Real estate taxes	6,888	7,260	6,388	6,728
Impairment of long-lived assets and goodwill	555	110	—	—
General, administrative and other	2,961	3,402	1,946	1,855

Total expenses	48,627	50,997	41,719	43,199

Income from storage center operations	27,615	29,356	27,681	29,405

Other Income (Expense)
Equity in (losses) earnings of other real estate investments, net	109	(2,997)	21	(401)
Interest:
Interest on loans	(11,908)	(14,002)	(8,693)	(10,315)
Amortization of participation rights discount	(280)	(280)	(473)	(473)
Unrealized loss on financial instruments	(69)	(69)	(5,332)	(5,332)
Interest income and other, net	1,210	1,748	218	107

Other expense, net	(10,938)	(15,600)	(14,259)	(16,414)

Minority interest	(285)	(363)	(333)	(359)

Income before income taxes	16,392	13,393	13,089	12,632
Income tax (expense) benefit	(743)	(927)	301	—

Net Income	15,649	12,466	13,390	12,632

Net Income Allocation
Preferred stock dividends and redemption costs	(2,974)	(2,974)	(5,517)	(5,517)
Net income available to common shareholders	$12,675	$9,492	$7,873	$7,115

Net Income per Common Share
Basic earnings per share	$0.29	$0.22	$0.22	$0.20

Diluted earnings per share	$0.28	$0.21	$0.22	$0.20

Distributions per common share	$0.54	$0.54	$0.53	$0.53

	For The Nine Months Ended September 30,
	2003		2002
	As previously reported	As restated	As previously reported	As restated
Revenue
Storage center operations	$207,806	$220,296	$187,244	$198,146
Other	4,841	4,206	6,785	3,482

Total revenue	212,647	224,502	194,029	201,628

Expenses
Operating	69,490	73,942	60,042	60,600
Depreciation and amortization	39,718	41,031	34,010	37,406
Real estate taxes	19,961	21,118	17,849	18,925
Impairment of long-lived assets and goodwill	555	1,840	—	—
General, administrative and other	9,791	9,526	6,396	6,664

Total expenses	139,515	147,457	118,297	123,595

Income from storage center operations	73,132	77,045	75,732	78,033

Other Income (Expense)
Equity in (losses) earnings of other real estate investments, net	1,795	(2,352)	(635)	(1,563)
Interest:
Interest on loans	(32,462)	(37,298)	(24,755)	(29,226)
Amortization of participation rights discount	(840)	(840)	(4,421)	(4,421)
Unrealized loss on financial instruments	(2,295)	(2,295)	(9,750)	(9,750)
Interest income and other, net	1,927	2,161	4,992	4,810

Other expense, net	(31,875)	(40,624)	(34,569)	(40,150)

Minority interest	(619)	(861)	(682)	(648)

Income before income taxes	40,638	35,560	40,481	37,235
Income tax (expense) benefit	(438)	(930)	381	—

Net Income	40,200	34,630	40,862	37,235

Net Income Allocation
Preferred stock dividends and redemption costs	(8,922)	(8,922)	(13,665)	(13,665)

Net income available to common shareholders	$31,278	$25,708	$27,197	$23,570

Net Income per Common Share
Basic earnings per share	$0.81	$0.67	$0.80	$0.69

Diluted earnings per share	$0.80	$0.66	$0.79	$0.68

Distributions per common share	$1.61	$1.61	$1.58	$1.58

Note B - Basis of Presentation

Basis of presentation: The Condensed Consolidated Financial Statements are presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Shurgard and our consolidated subsidiaries. Accordingly, they do not include all of the informative disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our financial condition at September 30, 2003 and December 31, 2002 and the results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2003 and 2002. Interim results are not necessarily indicative of the results for the year ended December 31, 2003. The interim financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K. All intercompany balances and transactions have been eliminated in consolidation.

Consolidated and Unconsolidated subsidiaries: Prior to the adoption of FASB Interpretation No. (FIN) 46R in the quarter ended March 31, 2004, we consolidated all wholly-owned subsidiaries. Partially-owned subsidiaries and joint ventures are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint-ventures held in partnership form in accordance with the provisions of Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures”, to determine whether the rights held by other investors constitute “important rights” as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of SFAS No. 94 “Consolidation of All Majority-Owned Subsidiaries” and Emerging Issues Task Force (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the current presentation with no effect on shareholders’ equity or net income.

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

Federal income taxes: To qualify as a REIT, we must distribute annually at least 90% of our taxable income and meet certain other requirements. As a REIT, we will not be subject to federal income taxes to the extent of distributions. We were not required to pay any U.S, federal income tax in 2003, 2002 and 2001. As a result, no provision for federal income taxes for the REIT has been made in our financial statements. We are subject to certain international and state income taxes as well as certain franchise taxes.

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

Recom & Co., SNC (Recom) is a Belgian partnership which holds a portion of our interest in Shurgard Europe. Recom has been consolidated in our financial statements since we increased our ownership to 88.1% through the acquisition of third party interests in June 2003 and assumed responsibility for management of that entity. Recom is subject to Belgian income tax for which a provision has been made in our financial statements.

Financing Arrangements: We account for sales of certain storage centers in which we have continuing involvement as financing arrangements (see Note E).

Earnings Per Share: For computing basic earnings per share, weighted average shares outstanding for the nine months ended September 30, 2003 and 2002 were 38,630,439 and 33,980,235, respectively, while the three months ended September 30, 2003 and 2002 were 43,967,512 and 35,756,117, respectively. For computing diluted earnings per share, weighted average shares outstanding for the nine months ended September 30, 2003 and 2002 were 39,157,370 and 34,616,881, respectively, while the three months ended September 30, 2003 and 2002 were 44,588,061 and 36,392,836 respectively (see Note N). In computing diluted shares, 334 shares were excluded for the three months ended September 30, 2003 and 11,668 shares were excluded for the nine months ended September 30, 2003, because they were antidilutive. For the three and nine months ended September 30, 2002, 4,500 shares were excluded in computing diluted shares.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for 2003 and we adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have an impact on our financial position, operating results or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended SFAS No. 4, affects income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary, unless the debt extinguishment is both unusual in nature and infrequently occurring under the criteria in Accounting Principles Board (APB) Opinion No. 30. We adopted SFAS No. 145 on January 1, 2003. Income from early extinguishment of debt of $1.7 million and loss from early extinguishment of debt of $1.4 million from 2002 and 2001, respectively, have been reclassified from extraordinary to Interest income and other, net.

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

The following table reflects pro forma net income as if we had recognized stock-based compensation expense using the fair value method in accordance with SFAS No. 123. The fair value of options granted under our stock option plans during 2003 and 2002 was estimated using the Black-Scholes model with the following assumptions: a dividend yield of 8.1% and 8.2%; an expected average option life of 5.5 and 5.2 years; expected volatility of 22% and 20%; and a risk free interest rate of 2.82% and 2.76%, respectively.

	For the three months ended		For the nine months ended
(in thousands except per share data)	September 30, 2003 (as restated)	September 30, 2002 (as restated)	September 30, 2003 (as restated)	September 30, 2002 (as restated)
Net income:
As reported	$12,466	$12,632	$34,630	$37,235
Add: Compensation expense recorded for options granted below market value	51	51	152	152
Less: Pro forma compensation expense	(304)	(377)	(901)	(1,315)

Pro forma	$12,213	$12,306	$33,881	$36,072

Basic net income per share:
As reported	$0.22	$0.20	$0.67	$0.69
Pro forma	$0.21	$0.19	$0.65	$0.66
Diluted net income per share:
As reported	$0.21	$0.20	$0.66	$0.68
Pro forma	$0.21	$0.19	$0.64	$0.65

In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We have not entered into any new guarantees or modified any existing guarantees subsequent to December 31, 2002; therefore, adoption of this statement had no effect on our financial position, operating results or cash flows.

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

We have assessed Shurgard Europe under the provisions of FIN 46R and have concluded that it meets the definition of a variable interest entity. We have also concluded that we are the primary beneficiary. As a result, Shurgard Europe will be consolidated in our financial statements beginning in the first quarter of 2004. The consolidation of Shurgard Europe will have a significant effect on our financial position, cash flows and the presentation of our operating results. As of September 30, 2003, Shurgard Europe had total assets of $576.6 million and total liabilities of $443.2 million. Our maximum exposure to loss is the net book value of our investment which was $301.7 million at September 30, 2003. (See the consolidated financial information of that subsidiary in Note H).

Shurgard Europe has a 20% interest in First Shurgard, SPRL (First Shurgard) an unconsolidated joint venture that was formed in January 2003. We have determined that First Shurgard is a VIE, and that Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard will be consolidated in our financial statements beginning in the quarter ended March 31, 2004. At September 30, 2003 First Shurgard had total assets of $114.2 million and total liabilities of $45.3 million. In addition, First Shurgard recognized a net loss of $2.8 million for the period from its inception through September 30, 2003. In the three months and nine months ended September 30, 2003, we recognized equity in losses of Shurgard Europe that included profit on intercompany transactions with First Shurgard totaling approximately $198,000 and $1.5 million, respectively that would have been eliminated if First Shurgard were consolidated in the financial statements of Shurgard Europe and Shurgard Europe were included in our consolidated financial statements under the provisions of FIN 46R for that period. Our maximum exposure is limited to the amount of our equity commitment which was $12.6 million at September 30, 2003, as well as our share of the $13 million subscription to bonds issued by First Shurgard (see note O). Our equity includes our pro-rata ownership interest in Shurgard Europe’s net investment balance of $12.4 million and an outstanding equity commitment of $189,000 to First Shurgard.

We do not believe that any of our other subsidiaries are variable interest entities under the provisions of FIN 46R.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning in the third quarter of 2003; however, the FASB indefinitely deferred the implementation of SFAS No. 150 as it applies to certain minority interests in finite-lived entities. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. The disclosure requirements for certain minority interests in finite-lived entities still apply. We adopted the requirements of SFAS No. 150 in the third quarter of 2003, and considering the aforementioned deferral, there was no impact on our financial position, operating results or cash flows. However, the minority interests associated with certain of our consolidated joint ventures, that have finite lives under the terms of the partnership agreements, represent mandatorily redeemable interests as defined in SFAS No. 150. As of September 30, 2003, the aggregate book value of these minority interests in our Consolidated Balance Sheet was $6.6 million and we believe that the estimated aggregate settlement value of these interests was approximately $18.0 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we would distribute to our joint venture partners assuming dissolution as of September 30, 2003. As required under the terms of the respective partnership agreements, subsequent changes to the estimated fair value of the assets and liabilities of the consolidated joint ventures will affect our estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Emerging Issues Task Force (EITF) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer proposed a clarification that for the purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance, to be applied through retroactive restatement in accordance with APB Opinion No. 20. In August 2002, we redeemed $50 million of preferred stock. Related issuance costs of $1.9 million, included in Additional Paid-in Capital, were not considered as a reduction to the carrying value of the preferred stock at the time of redemption. Adoption of EITF Topic D-42 resulted in a decrease in basic and diluted earnings per share by $0.05 for the three months ended September 30, 2002 and $0.06 for basic and diluted earnings per share for the nine months ended September 30, 2002. Earnings per share have been restated to reflect this change.

Note C - Lines of Credit

As of September 30, 2003 we had an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR (London Interbank Offering Rate). Availability under this line of credit is limited based on various financial covenants. As of September 30, 2003, the current available amount was $117.7 million. At September 30, 2003 and December 31, 2002, amounts totaling $242.3 million and $113.5 million, respectively were outstanding and the weighted average interest rate was 2.37% and 2.75%, respectively.

At December 31, 2002, $154.1 million was drawn under the line of credit of Storage Center Trust (SCT) for the financing of the properties under our tax retention operating leases. Upon exercising our right to purchase the remaining properties under our tax operating leases, in June 2003, the trust repaid all borrowings under this line. This line of credit matures on February 2005.

Note D - Notes Payable

(in thousands)	September 30, 2003 (as restated)	December 31, 2002 (as restated)
Senior notes payable	$500,000	$300,000
Mortgage notes payable	229,700	207,792

	729,700	507,792
Premium on senior notes payable	686	1,601
Discount on senior notes payable	(802)	—
Premium on mortgage notes payable	1,629	1,919

	$731,213	$511,312

On March 19, 2003, we issued $200 million (net proceeds of $197.9 million) in senior unsecured notes bearing interest at 5.875%, due 2013. The notes require semi-annual interest payments due March 15 and September 15.

On June 30, 2003, we assumed $20 million of mortgage debt in connection with our acquisition of five entities owning 19 storage centers located in Minnesota. On October 23, 2003, these loans were repaid.

The maturities of debt principal over the next five fiscal years and thereafter are approximately $86.8 million in 2003, $56.8 million in 2004, $25.5 million in 2005, $7.5 million in 2006, $53.4 million in 2007, and $499.7 million in 2008 and thereafter. Each of these notes contains covenants that require us to submit financial information and maintain certain financial ratios. As of September 30, 2003 and December 31, 2002 the mortgage notes payable were collateralized by storage centers with a net book value of $364.4 million and $284.8 million, respectively. As of September 30, 2003, we were in compliance with all debt covenants.

Note E - Participation Rights

In May 2000, we formed a joint venture, CCP/Shurgard Venture, LLC (“CCP/Shurgard”), with an affiliate of JP Morgan Partners CCPRE-Storage, LLC. Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint venture. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). Our partner had the right to cause the joint venture to put those storage centers to us. The purchase price for the put is calculated as the greater of (a) that amount necessary to provide a specified return on the partners’ contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI (See Note V) divided by 9.25%, plus assumption or payoff of the allocated mortgage debt. We have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. Additionally, we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our joint venture partners’ share of the estimated option purchase price based on the best evidence available to us. The discount is amortized as a component of interest expense over the estimated term of the related agreements. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreements. The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our Condensed Consolidated Balance Sheets, and the related revenue and expenses of these properties are included in our Condensed Consolidated Statements of Income.

In September 2003, CCPRE-Storage, LLC exercised its right to have the joint venture put to us five properties. In March 2004 we gave notice of our intention to acquire one of the properties subject to the offer for $4.4 million and declined to purchase the remaining four properties at the put price. The properties that we did not agree to purchase under the put may be sold on the open market at the discretion of our joint venture partner. The decision not to purchase these four properties resulted in a $6.9 million reduction of our net participation rights liability in the quarter ended December 31, 2003, representing the accrued participation liability recorded for these properties through September 30, 2003, and a corresponding increase in income was recorded in interest income and other, net. An impairment loss of $7.5 million was recorded in the quarter ended December 31, 2003 to reflect the anticipated decline in value to be recovered by us upon disposition of the related properties in 2004.

The following table summarizes the estimated liability for participation rights and the related discount:

(in thousands)	September 30, 2003 (as restated)	December 31, 2002 (as restated)
Gross participation rights	$49,391	$49,842
Participation rights discount	(2,239)	(2,370)

Participation rights, net of discount	$47,152	$47,472

Note F - Storage Centers

Buildings and equipment are presented net of accumulated depreciation of $313.5 million and $274.4 million as of September 30, 2003 and December 31, 2002, respectively.

We determined that certain real estate assets were impaired. Using the expected cash flow method, we determined that the net book value of these properties exceeded their fair value less costs to sell. The total impairment loss for these properties was $110,000 and $1.8 million for the three months and nine months ended September 30, 2003, respectively and no impairment loss for the three months and nine months ended September 30, 2002, respectively.

Note G – Acquisitions

Minnesota Mini-Storage

On June 30, 2003, we completed the acquisition of five entities owning a total of 19 self storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage. The results of Minnesota Mini-Storage, have been included in our Condensed Consolidated Financial Statements since that date. We entered into this transaction to gain a market presence in Minnesota. As consideration in the transaction, we issued 3,050,000 shares of our common stock at closing and have agreed to issue an additional 50,000 shares if the properties meet certain revenue targets prior to the end of 2005. The acquisition was accounted for as a purchase transaction. If these earnings measures are met, we would record the additional amount as storage center.

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

Due to the contingent shares issuable, the purchase price is not yet finalized; thus, the allocation of the purchase price is subject to refinement. As of September 30, 2003, we had recorded a liability of $1.8 million included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheet.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Receivables and other assets (1)	$1,037
Notes receivable from shareholder	20,000
Storage centers	91,735

Total assets acquired	112,772

Accounts payable and other liabilities	(1,492)
Contingent purchase price liability	(1,760)
Mortgage notes payable	(20,000)

Total liabilities assumed	(23,252)

Net assets acquired	$89,520

(1)	Receivables and other assets include customer lease related intangibles of $420,000 that were amortized over their expected useful lives of six months.

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

This acquisition was accounted for as a purchase transaction. Assets and liabilities were recorded at fair value for the interest we acquired (74%) and at predecessor basis for the remaining minority interest (26%). The following table summarizes the purchase price allocation reflected in our consolidated financial statements:

(in thousands)
Receivables and other assets (1)	$3,153
Storage centers	133,934
Goodwill	191

Total assets acquired	137,278

Accounts payable and other liabilities	(2,255)
Long-term debt	(60,537)
Minority interest	(1,775)

Total liabilities assumed	(64,567)

Net assets acquired	72,711
Fair value of minority interest	(10,624)

Purchase price	$62,087

(1)	Receivables and other assets include customer lease related intangibles of $123,000 that were amortized over their expected useful lives of six months.

The following table summarizes unaudited pro forma results of operations for the three months and nine months ended September 30, 2003 and 2002 as if both the Morningstar and Minnesota acquisitions had taken place at the beginning of those periods.

	For three months ended September 30,
Pro Forma Results of Operations	2003		2002
(in thousands except share data)	As restated	Pro forma	As restated	Pro forma
Revenue	$80,353	$80,353	$72,604	$75,959
Net Income	$12,466	$12,466	$12,632	$14,665

Basic earnings per share	$0.22	$0.22	$0.20	$0.24
Diluted earnings per share	$0.21	$0.21	$0.20	$0.23

	For the nine months ended September 30,
Pro Forma Results of Operations	2003		2002
(in thousands except share data)	As restated	Pro forma	As restated	Pro forma
Revenue	$224,502	$231,084	$201,628	$219,496
Net Income	$34,630	$37,745	$37,235	$43,546

Basic earnings per share	$0.67	$0.75	$0.69	$0.81
Diluted earnings per share	$0.66	$0.74	$0.68	$0.79

Note H – Investment in Shurgard Europe

In 2001, 2002 and through April 2003 our ownership interest in Shurgard Europe was 7.6%. During the period from April 2003 through September 30, 2003, we entered into several transactions which resulted in an additional 42.5% indirect ownership in Shurgard Europe and 30.5 % direct ownership interest. Our combined direct and indirect ownership in Shurgard Europe at September 30, 2003 totaled 80.6% and we had an investment of $301.7 million. Our investment in Shurgard Europe at December 31, 2002 was negative $8.3 million and was included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheet. The difference between our investment in Shurgard Europe and our proportionate share of the underlying equity is primarily a result of the fact that we paid more than book value for the ownership interests in Shurgard Europe acquired from our former investment partners. This difference is attributed to the underlying buildings and land owned by Shurgard Europe and, accordingly, the amount attributed to buildings is being amortized to equity in earnings over a period of 30 years. Our investment activity is summarized as follows:

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

We also purchased $153.0 million of bonds issued by Recom on June 19, 2003. These bonds are eliminated in our Condensed Consolidated Financial Statements upon consolidation of Recom.

On October 6, 2003 we purchased from our European operating partners an additional 8.2% interest in Recom and an additional 0.25% in Shurgard Europe for 395,000 shares of our Class A Common Stock with an approximate value of $14.3 million and the forgiveness of certain promissory notes totaling $1.7 million.

Through September 30, 2003, we have accounted for Shurgard Europe under the equity method because our partners have maintained substantive veto rights that limit our ability to control the entity. As discussed in Note B, upon the adoption of FIN 46R in the first quarter of 2004 we will consolidate Shurgard Europe.

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

Shurgard Self Storage S.C.A.

Unaudited Consolidated Balance Sheets

(in thousands)	September 30, 2003 (as restated)	December 31, 2002 (as restated)
ASSETS
Storage centers:
Land	$111,193	$83,297
Buildings and equipment, net	372,675	279,570
Construction in progress	25,488	87,225

Total storage centers	509,356	450,092
Investment in joint venture	15,362	—
Cash & cash equivalents	16,418	24,978
Receivable from joint venture	6,961	—
Other assets	28,469	30,103

Total assets	$576,566	$505,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$38,905	$35,617
Liabilities under capital leases	10,373	9,469
Bonds payable to Shurgard	55,413	49,623
Lines of credit	338,543	270,936
Subordinated loan payable	—	127,620

Total liabilities	443,234	493,265

Shareholders’ equity
Shareholders’ equity	133,332	11,908

Total liabilities and shareholders equity	$576,566	$505,173

Shurgard Self Storage S.C.A.

Unaudited Consolidated Statement of Operations

	For the three months ended September 30,
(in thousands)	2003 (as restated)	2002 (as restated)
Revenue
Rental revenue	$17,408	$11,866
Other revenue	3,418	—

Total revenue	20,826	11,866

Expenses
Operating	13,304	8,676
Real estate taxes	886	636
Depreciation and amortization	4,662	3,487
General, administrative and other	1,243	1,130

Total expenses	20,095	13,929

Income (loss) from operations	731	(2,063)

Other Income (Expense)
Interest expense	(5,469)	(3,791)
Interest expense on bonds payable to SSCI	(1,742)	(276)
Interest expense on subordinated loan	(2,199)	(2,330)
Foreign currency transaction gain on bonds payable	847	2

Loss before income taxes	(7,832)	(8,458)
Income tax expense	—	—

Net loss	$(7,832)	$(8,458)

Shurgard Self Storage S.C.A.

Unaudited Consolidated Statement of Operations

	For the nine months ended September 30,
(in thousands)	2003 (as restated)	2002 (as restated)
Revenue
Rental revenue	$47,850	$30,375
Other revenue	6,939	—

Total revenue	54,789	30,375

Expenses
Operating	40,046	21,767
Real estate taxes	2,657	1,852
Depreciation and amortization	13,416	9,172
General, administrative and other	3,725	3,281

Total expenses	59,844	36,072

Loss from operations	(5,055)	(5,697)

Other Income (Expense)
Interest expense	(14,325)	(9,492)
Interest expense on bonds payable to SSCI	(5,054)	(332)
Interest expense on subordinated loan	(7,774)	(6,513)
Foreign currency transaction gain on bonds payable	5,433	2

Loss before income taxes	(26,775)	(22,032)
Income tax expense	(6)	—

Net loss	$(26,781)	$(22,032)

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

We have eliminated in consolidation interest income related to the preferred bonds of Shurgard Europe (see Note O) of $1.8 million and $5.2 million for the three months and nine months ended September 30, 2003 and $279,000 and $296,000 for the three months and nine months ended September 30, 2002, respectively.

Note I – Shareholders’ Equity

During the first nine months of 2003, we issued 71,967 shares of Class A Common Stock in connection with our Dividend Reinvestment Plan and 418,656 shares were issued in connection with the exercise of employee stock options and the Employee Stock Purchase Plan. We issued 3,050,000 shares of Class A Common Stock in connection with our purchase of Minnesota Mini Storage (see Note G). Additionally, 7,506 shares of restricted stock were granted to officers, key employees, and directors, and 3,651 shares of restricted stock were cancelled due to the termination of an employee.

In connection with our acquisition of Minnesota Mini Storage, we recorded a note receivable from the shareholders of Minnesota Mini Storage of $20 million, which was recorded as a reduction of equity and collateralized by a pledge of the shareholders Shurgard stock. This note receivable was paid in full in October 2003.

On July 11, 2003, we raised $186.9 million (approximately $178.4 million of net proceeds) through the sale to the public of 5.75 million shares of Class A Common Stock. We used approximately $101.6 million of the proceeds to fund the acquisition of an additional 19.9% ownership interest in Shurgard Europe (see Note H). Additional proceeds were used to repay a portion of the indebtedness under our revolving credit facility, which includes some of the amounts we borrowed to purchase the 36 properties that we previously operated under our tax retention operating leases and to fund our additional investment in Recom.

Note J – Derivative Financial Instruments and Other Comprehensive Income

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Changes in the fair value of derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are recognized in earnings. We had derivative liabilities of $15.6 million and $14.7 million as of September 30, 2003 and December 31, 2002, respectively, which are included in accounts payable and other liabilities on our condensed consolidated balance sheet.

The following tables summarize the components of other comprehensive income (in thousands):

	For the three months ended September 30,
	2003 (as restated)	2002 (as restated)
Net income	$12,466	$12,632
Other comprehensive income, net of tax:
Derivatives qualifying as hedges	528	(494)
Currency translation adjustment	6,787	271

Total other comprehensive income	7,315	(223)

Total comprehensive income	$19,781	$12,409

	For the nine months ended September 30,
	2003 (as restated)	2002 (as restated)
Net income	$34,630	$37,235
Other comprehensive income, net of tax:
Derivatives qualifying as hedges	1,357	(949)
Currency translation adjustment	5,930	59

Total other comprehensive income	7,287	(890)

Total comprehensive income	$41,917	$36,345

We recognized our pro-rata share of Shurgard Europe’s currency translation gain of $6.8 million and $5.9 million for the three months and nine months ended September 30, 2003, respectively. For the three months and nine months ended September 30, 2002 we had a gain of $271,000 and $59,000 in currency translation adjustments, respectively.

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

On June 28, 2003 we started consolidating Recom, a Belgian subsidiary that is subject to foreign income taxes. For the three months and nine months ended September 30, 2003, we recognized a $931,000 income tax expense for Recom. As of September 30, 2003 we had a tax liability of $4.1 million for Recom which represents the outstanding tax liability for the first nine months of the 2003 tax year.

The components of deferred tax assets (liabilities) for Shurgard TRS at September 30, 2003 and December 31, 2002 are included in the table below. As of September 30, 2003 and December 31, 2002 we had established a valuation allowance for the value of our deferred tax assets. Given the history of losses of our TRS we have concluded there is insufficient evidence at this point to justify recognition of the benefits of these deferred tax assets on our books.

	September 30, 2003	December 31, 2002
(in thousands)	(as restated)	(as restated)
Net operating loss carryforward	$8,250	$8,322
Other	428	81

Net deferred tax asset	8,678	8,403

Valuation allowance	(8,678)	(8,403)

Net Deferred tax asset	$—	$—

Note L – Lease Obligations

We lease certain parcels of land and buildings under operating leases with terms up to 50 years. The future minimum rental payments required under these leases are as follows (in thousands):

2003	$1,476
2004	6,055
2005	6,150
2006	5,753
2007	4,729
Thereafter	52,740

$76,903

Note M – Exit Costs

In December 2001, the Company’s Board of Directors approved an exit plan to discontinue the operations of STG in the Atlanta and Southern California markets. In connection with this decision, we accrued incremental costs expected to be incurred during the closing of the warehouses. These costs consisted of lease termination fees for warehouses and equipment, severance packages, charges to prepaid expenses, and estimated loss on sale of containers during closing totaling $2.8 million. In addition, impairment losses on certain assets and goodwill of $2.1 million were recorded in impairment expense. The following table summarizes costs incurred since January 2002 which have been applied to this accrual:

(in thousands)
Total accrued exit costs as of January 1, 2002	$2,790
Payments made	(1,771)

Total accrued exit costs as of December 31, 2002	1,019
Payments made	(404)

Total accrued exit costs as of September 30, 2003	$615

Note N - Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2002:

(in thousands except per share data)	Net income (as restated)	Weighted Average Shares	Net Income Per Share
For the three months ended September 30, 2003
Net income	$12,466
Less: preferred distributions	(2,974)

Basic net income	9,492	43,968	$0.22

Effect of dilutive stock options	—	620	(0.01)

Diluted net income	$9,492	44,588	$0.21

For the three months ended September 30, 2002
Net income	$12,632
Less: preferred distributions	(3,573)
Less: preferred stock redemption issue cost	(1,944)

Basic net income	7,115	35,756	$0.20

Effect of dilutive stock options	—	637	—

Diluted net income	$7,115	36,393	$0.20

(in thousands except per share data)	Net income (as restated)	Weighted Average Shares	Net Income Per Share
For the nine months ended September 30, 2003
Net income	$34,630
Less: preferred distributions	(8,922)

Basic net income	25,708	38,630	$0.67

Effect of dilutive stock options	—	527	(0.01)

Diluted net income	$25,708	39,157	$0.66

For the nine months ended September 30, 2002
Net income	$37,235
Less: preferred distributions	(11,721)
Less: preferred stock redemption issue cost	(1,944)

Basic net income	23,570	33,980	$0.69

Effect of dilutive stock options	—	637	(0.01)

Diluted net income	$23,570	34,617	$0.68

Note O – Related Party Transactions

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75%

payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we own 80.6% as of September 30, 2003. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $62 million with an additional $13 million that can be drawn only in the event of a default of the five year debt facility between First Shurgard and a group of commercial banks. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $13 million entitles us to a commitment fee of 2% of the $13 million. These fees are being recognized in income using the effective interest method over the extended term of the bonds. We have an option to put 80%of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments SARL (Crescent), Shurgard Europe’s partner in the joint venture. As of September 30, 2003, $54.7 million of U.S. dollars denominated bonds had been issued to us under this commitment including $4.7 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included on our Condensed Consolidated Balance Sheet in notes receivable affiliate and the related income and fees are included in our Condensed Consolidated Statements of net income in Interest income and other, net. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in equity in losses of other real estate investments, net and therefore the impact of interest is eliminated in the Condensed Consolidated Statements of Income. In addition to interest expense, Shurgard Europe incurred a foreign exchange gain on the U.S. dollar denominated bonds. Our pro-rata portion of that gain is $1.2 million and is included in loss (gain) from other real estate investments for the nine months ended September 30, 2003.

In May 2003, Shurgard Europe entered into an agreement with Crescent to create First Shurgard in which Shurgard Europe has a 20% interest. Shurgard Europe has transferred ten properties, which were under development, into this joint venture. As of September 30, 2003 First Shurgard had equity commitments of 12.5 million Euros ($14.6 million at September 30, 2003) from Shurgard Europe and 50 million Euros ($58.3 million at September 30, 2003) from Crescent, of which 1 million Euros ($1.17 million at September 30, 2003) remains to be drawn, and had obtained a non-recourse five-year debt facility for 85 million Euros ($99.0 million at September 30, 2003) from a group of commercial banks. A second phase of the joint venture agreement provides for additional debt and equity financing of 92.5 million Euros ($107.8 million at September 30, 2003), subject to availability of acceptable debt financing and certain other conditions. As part of a joint venture agreement with First Shurgard, Shurgard Europe receives development fees equal to 7% of the cost of newly developed storage centers and management fees equal to 7% of revenues. During the three and nine months ended September 30, 2003, our equity method loss from Shurgard Europe includes revenue of $2.8 million and $3.4 million, respectively, for development and initial fees from First Shurgard, $75,000 and $76,000, respectively, in management fees and $176,000 and $270,000 in interest income for cost of interest.

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

During the second quarter of 2003, we acquired the general partner interests in Shurgard Partners LP II (Shurgard Partners II), the general partner of Shurgard Institutional Fund LP II (Institutional II), a consolidated entity, for $1.6 million. The acquired Shurgard Partners II general partner interests were owned by an unaffiliated third party and an officer of the company. The acquisition was, in part, in response to the Board of Directors stated objective of eliminating existing historical arrangements involving related parties. The purchase price payable for the acquired Shurgard Partners II general partner interests was governed by the terms of the partnership agreements for Shurgard Partners II and Institutional II, and was based upon the fair market value of the property owned by Institutional II as determined by a third party appraisal. This transaction increased our ownership of Institutional II from 99% to 100%. Of the $1.6 million total purchase price, $784,000 was paid to an officer of the company to acquire his partnership interest in Shurgard Partners II. Subsequent to the end of the third quarter, we identified an error in the calculation of the purchase price paid for the Shurgard Partners II general partner interests. This error resulted in an overpayment to the general partners of Shurgard Partners II of $1.4 million. The partners agreed to promptly reimburse the company for this overpayment. Due to the overpayment, $1.4 million was reclassified from storage centers to other assets, as an account receivable, in the September 30, 2003 balance sheet. This $1.4 million receivable was collected after the end of the quarter, including approximately $700,000 that was repaid by the officer of Shurgard.

On June 30, 2003, we issued $20 million in Shurgard Common Stock in exchange for notes receivable from shareholders. These shares collateralized $20 million in mortgage debt assumed in the purchase of Minnesota Mini Storage and the notes were initially recorded as a reduction of shareholders’ equity, (see Note G). The notes from shareholders were collateralized by a pledge of the shareholders’ Shurgard common stock and were paid in full in October 2003.

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

Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The entirety of goodwill balance is allocated to Same Store. The following table illustrates the results using the 2003 Same Store and New Store base for reportable segments as of the three and nine months ended September 30, 2003 and 2002. Same Store include all stores acquired prior to January 1, 2002, and domestic developments opened prior to January 1, 2001. New Store represent all stores acquired after January 1, 2002, and domestic developments opened after January 1, 2001. Disposed stores represent properties sold during 2003:

Three months ended September 30, 2003
(in thousands)	Same Stores (as restated)	New Stores (as restated)	Disposed (as restated)	Total (as restated)
Storage center operations revenue	$65,738	$12,731	$157	$78,626
Less unconsolidated joint ventures	—	—	(65)	(65)

Consolidated revenue	65,738	12,731	92	78,561
Direct operating and real estate tax expense	20,639	6,137	99	26,875
Less unconsolidated joint ventures	—	—	(34)	(34)

Consolidated direct operating and real estate tax expense	20,639	6,137	65	26,841

Consolidated NOI	45,099	6,594	27	51,720
Indirect and leasehold expense	3,526	1,050	—	4,576
Less unconsolidated joint ventures	—	—	—	—

Consolidated indirect and leasehold expense	3,526	1,050	—	4,576

Consolidated NOI after indirect and leasehold expense	$41,573	$5,544	$27	$47,144

Three months ended September 30, 2002
(in thousands)	Same Stores (as restated)	New Stores (as restated)	Disposed (as restated)	Total (as restated)
Storage center operations revenue	$64,349	$6,540	$333	$71,222
Less unconsolidated joint ventures	—	—	(74)	(74)

Consolidated revenue	64,349	6,540	259	71,148
Direct operating and real estate tax expense	20,034	3,171	151	23,356
Less unconsolidated joint ventures	—	—	(40)	(40)

Consolidated direct operating and real estate tax expense	20,034	3,171	111	23,316

Consolidated NOI	44,315	3,369	148	47,832
Indirect and leasehold expense	3,029	600	—	3,629
Less unconsolidated joint ventures	—	—	(3)	(3)

Consolidated indirect and leasehold expense	3,029	600	(3)	3,626

Consolidated NOI after indirect and leasehold expense	$41,286	$2,769	$151	$44,206

Nine months ended September 30, 2003
(in thousands)	Same Stores (as restated)	New Stores (as restated)	Disposed (as restated)	Total (as restated)
Storage center operations revenue	$191,613	$28,149	$764	$220,526
Less unconsolidated joint ventures	—	—	(230)	(230)

Consolidated revenue	191,613	28,149	534	220,296
Direct operating and real estate tax expense	61,602	14,210	390	76,202
Less unconsolidated joint ventures	—	—	(131)	(131)

Consolidated direct operating and real estate tax expense	61,602	14,210	259	76,071

Consolidated NOI	130,011	13,939	275	144,225
Indirect and leasehold expense	11,156	2,923	—	14,079
Less unconsolidated joint ventures	—	—	(11)	(11)

Consolidated indirect and leasehold expense	11,156	2,923	(11)	14,068

Consolidated NOI after indirect and leasehold expense	$118,855	$11,016	$286	$130,157

Nine months ended September 30, 2002
(in thousands)	Same Stores (as restated)	New Stores (as restated)	Disposed (as restated)	Total (as restated)
Storage center operations revenue	$188,430	$8,919	$1,089	$198,438
Less unconsolidated joint ventures	(117)	—	(175)	(292)

Consolidated revenue	188,313	8,919	914	198,146
Direct operating and real estate tax expense	58,858	5,072	504	64,434
Less unconsolidated joint ventures	(32)	—	(113)	(145)

Consolidated direct operating and real estate tax expense	58,826	5,072	391	64,289

Consolidated NOI	129,487	3,847	523	133,857
Indirect and leasehold expense	10,365	993	—	11,358
Less unconsolidated joint ventures	(7)	—	(13)	(20)

Consolidated indirect and leasehold expense	10,358	993	(13)	11,338

Consolidated NOI after indirect and leasehold expense	$119,129	$2,854	$536	$122,519

The following table reconciles the reportable segments real estate operations revenue per the table above to consolidated total revenue for the three months and nine months ended September 30, 2003 and 2002.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)
Consolidated Storage center operations	$78,561	$71,148	$220,296	$198,146
Other	1,792	1,456	4,206	3,482

Total revenue	$80,353	$72,604	$224,502	$201,628

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months and nine months ended September 30, 2003 and 2002:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)
Consolidated direct operating and real estate tax expense	$26,841	$23,316	$76,071	$64,289
Consolidated indirect operating and leasehold expense	4,576	3,626	14,068	11,338
Other operating expense	2,039	1,168	4,921	3,898

Consolidated operating and real estate tax expense	$33,456	$28,110	$95,060	$79,525

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months and nine months ended September 30, 2003 and 2002.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)
Consolidated NOI after indirect and leasehold expense	$47,144	$44,206	$130,157	$122,519
Equity in losses from other real estate investments, net	(2,997)	(401)	(2,352)	(1,563)
Other revenue	1,792	1,456	4,206	3,482
Other operating expense	(2,039)	(1,168)	(4,921)	(3,898)
Depreciation and amortization	(14,029)	(13,234)	(41,031)	(37,406)
Impairment expense	(110)	—	(1,840)	—
Interest on loans	(14,002)	(10,315)	(37,298)	(29,226)
General, administrative and other	(3,402)	(1,855)	(9,526)	(6,664)
Interest income and other, net	1,748	107	2,161	4,810
Unrealized loss on financial instruments	(69)	(5,332)	(2,295)	(9,750)
Amortization of participation rights discount	(280)	(473)	(840)	(4,421)
Minority interest	(363)	(359)	(861)	(648)
Income tax expense	(927)	—	(930)	—

Net income	$12,466	$12,632	$34,630	$37,235

Note Q - Contingent Liabilities and Commitments

(in thousands)	Payments due by Period
	Total	2003	2004-2005	2006-2007	2008 and beyond
Contractual Obligations
Long-term debt	$729,700	$86,797	$82,255	$60,921	$499,727
Operating lease obligations	76,903	1,476	12,205	10,482	52,740
Participation rights liability	47,152	6,529	40,623	—	—

Total	$853,755	$94,802	$135,083	$71,403	$552,467

(in thousands)	Amount of Commitment Expiration per Period
	Total amounts committed	2003	2004-2005	2006-2007	2008 and beyond
Other Commercial Commitments & Contingent Liabilities
Development contract commitments	$19,816	$19,816	$—	$—	$—
Development loan Commitments	4,998	4,998	—	—	—
Loan commitments (see Note O)	13,000	—	—	13,000	—
Affiliated developer guarantee	21,386	—	21,386	—	—

Totals	$59,200	$24,814	$21,386	$13,000	$—

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

Note R – Subsequent Events

On October 6, 2003, we purchased from our European operating partners an additional 4.6% interest in Shurgard Europe for 395,000 unregistered shares of our Class A Common stock, of an approximate value of $14.3 million and the forgiveness of certain promissory notes totaling $1.7 million. Additionally, on December 31, 2003 we increased our ownership in Recom by 0.5% by converting $24.9 million of outstanding bonds to equity. These transactions increased our total interest in Shurgard Europe as of December 31, 2003 to 85.47%.

In December 2003, the subscription agreement with Shurgard Europe was amended and the notional subscription of preferred bonds that Shurgard Europe has the option to issue to us was reduced from $62 million to $55 million, with the additional amount that can be drawn by First Shurgard being increased from $13 million to $20 million.

In December 2003, the joint venture agreement of First Shurgard was amended as part of the second round of financing of the joint venture. The equity commitment of First Shurgard from Shurgard Europe and from Crescent increased by €20.0 million ($23.3 million as of September 30, 2003) and €80 million ($93.2 million as of September 30, 2003), respectively. Also, First Shurgard obtained an increase to the amounts available under its non-recourse debt facility from €85 million to €140 million ($163.1 million as of September 30, 2003.

In September 2003, CCPRE-Storage, LLC (CCPRE) exercised its right to have the joint venture put to us five properties. In March 2004, we gave notice of our intention to acquire one of the properties subject to the offer for $4.4 million and declined to purchase the remaining four properties at the put price. The properties that we did not purchase out of the joint venture may be sold on the open market at the discretion of our joint venture partner. As we account for this joint venture as a financing arrangement and we relinquished all rights to the properties when we declined to purchase them, we ceased to consolidate these properties and the related debt in March 2004. Our partner in CCP notified us in April 2004 that they consider us to be in default under the joint venture agreement, in part because we did not include a financing commitment for the properties we are purchasing. We notified them in return that we do not agree with their determination that we are in default, and have deposited funds in escrow necessary to purchase the one property. On June 25, 2004 we entered into a purchase and sale agreement with CCPRE to purchase CCPRE’s 80% membership interest in CCP/Shurgard. Assuming the terms and conditions are met the transaction will take place on December 15, 2004 at a purchase price of $46 million.

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

In November 13, 2003, Deloitte informed us that it was resigning as the Company’s auditor without completing its review of the financial statements for the three and nine month periods ended September 30, 2003. Deloitte advised us that its resignation arose from Deloitte’s conclusion that it was no longer willing to rely on management’s representations due to concerns about our communications with Deloitte regarding an overpayment of approximately $1.4 million disclosed in Note O. A summary of facts giving rise to Deloitte’s resignation has been presented in a Form 8-K, filed by the Company on November 20, 2003. Deloitte responded to the matters identified in the Form 8-K on November 25, 2003 and their response was included in a Form 8–K/A filed on November 26, 2003.

On January 8, 2004, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as Shurgard’s independent auditors to audit Shurgard’s financial statements for the fiscal year ended December 31, 2003. Because Deloitte advised Shurgard that it would not consent to the use of any of its prior audit reports on the Company’s Consolidated Financial Statements to be included in future SEC filings. The Audit Committee also engaged PwC to reaudit the Company’s Consolidated Financial Statements for the fiscal years ended December 31, 2002 and 2001.

In March 2004, we did not meet the 2003 Form 10-K filing deadline, and announced that our 2003 Form 10-K would include restatement of our 2002 and 2001 audited financial statements.

In May 2004, our new independent auditors provided the Audit Committee with a letter reflecting deficiencies in our internal control structure which in the aggregate they considered to be a material weakness (see Part I, Item 4: Controls and Procedures).

In May 2004, we filed our 2003 Form 10-K.

In April 2004 the terms of our $360 million revolving line of credit were amended such that certain subsidiaries of Shurgard became guarantors under the line of credit and to accommodate certain modifications in our financial statement presentation. Also, we entered into a new unsecured credit agreement to borrow up to $100 million at a variable interest rate of 125 basis points over LIBOR, or at the prime rate at our option. The facility was provided by a sub-group of our existing bank group and was fully underwritten by our agent bank. The facility contains various covenants that are consistent with our $360 million revolving credit facility that matures in February 2005.

In April 2004, $50 million in unsecured notes with an annual interest rate of 7.5% matured. We repaid these notes with proceeds under our line of credit.

In April 2004, the Board of Directors of Shurgard approved the exercise of our option to purchase the remaining shares of Recom owned by E-Parco for €4.3 million plus forgiveness of a €1.9 million loan including accrued interest from July, 2003. We exercised the option on June 1, 2004 and closed the purchase of E-Parco shares on July 2, 2004. We are now the sole shareholder of Recom.

On May 11, 2004 Shurgard Europe entered into its second development joint venture with Crescent Euro Self Storage Investments SARL (First Shurgard-II). Similar to the First Shurgard joint venture, this new joint venture will develop as many as 35 self-storage properties in Europe. The joint venture will be capitalized with up to €100 million ($121.7 million as of March 31, 2004) of equity and €140 million ($170.4 million as of March 31, 2004) of debt. Shurgard Europe will provide 20% of the equity with the balance being provided by Crescent. The joint venture has also entered into a non-binding term sheet with a commercial bank which will arrange the debt for the joint venture. The joint venture is contingent upon obtaining the € 140 million in debt. Although we are continuing to evaluate the accounting for First Shurgard II under FIN 46R, due to the similarity of the joint venture with First Shurgard, we believe it likely that First Shurgard II would be deemed a VIE of which Shurgard Europe would be the primary beneficiary and therefore we would consolidate First Shurgard II from inception.

We closed the sale of four California stores on June 24, 2004 for a price of approximately $19.0 million. The sale resulted in a gain of approximately $11.7 million which will be reflected in our second quarter 2004 results. The four stores are classified as held for sale at March 31, 2004 and the operating results are classified as discontinued operations for the quarters ended March 31, 2004 and 2003.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects restatements to our previously reported results of operations for the three months and nine months ended September 30, 2003 and 2002 and for the year ended December 31, 2002. The aggregate impact of all restatement items, resulted in a decrease in net income available to common shareholders compared to previously reported amounts of $3.2 million ($0.07 per diluted share) and $5.6 million ($0.14 per diluted share) for the three months and nine months ended September 30, 2003, respectively, and by $0.8 million ($0.02 per diluted share) and $3.6 million ($0.11 per diluted share) for the three months and nine months ended September 30, 2002, respectively. See Note A to the unaudited Condensed Consolidated Financial Statements for further discussion of this matter.

When used in this discussion and elsewhere in this Annual Report on Form 10-Q, the words “believes,” “anticipates,” “projects”, “should”, “estimates”, “expects” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including the risk that changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, the risk that new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses, the risk that tax law changes may change the taxability of operating and construction expenses, the risk that tax law changes may change the taxability of future income, the risk that increases in interest rates may increase the cost of refinancing long term debt, the risk that our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism; and the risk that our interest in Shurgard Europe may be adversely affected if that entity is unable to complete formation and funding of its contemplated development joint ventures. We may also be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures of the Company. Other factors that could affect our financial results are described below in the RISK FACTORS. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

Storage Centers: Storage centers are recorded at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. In a business combination we also assess the value of in-place lease intangibles which are amortized to expense over the expected life of the leases. Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers for impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change.

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

SEGMENT PERFORMANCE

We evaluate performance of our real estate assets in two segments. The first segment, Same Store, represents those storage centers and business parks that are not in the rent-up stage and for which historical information is available. The second segment, New Store, represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. We evaluate all stores on the same basis regardless of ownership interest in the property. We believe net operating income (NOI) is a meaningful disclosure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is defined as Storage center operations revenues less direct operating and real estate tax expense for each of our properties. For a reconciliation of Same Store and New Store NOI to net income see Note P to our Consolidated Financial Statements. The following sections discuss the performance of these segments for domestic properties.

Domestic Same Stores

Our definition of Same Store includes domestic existing stores acquired prior to January 1 of the previous year as well as domestic developed properties that have been operating for a full two years as of January 1 of the current year. Our definition of Same Store results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, so we then include these stores in the previous year’s comparable data. Other storage companies may define Same Store differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at September 30, 2003 and 2002 as restated (see note A to our Condensed Consolidated Financial Statements).

Same Store Results(1)

(dollars in thousands except average rent)	For the three months ended September 30,
	2003 (as restated)	2002 (as restated)	% Change
Storage center operations revenue	$65,738	$64,349	2.2%
Direct operating and real estate tax expense (2)	20,639	20,034	3.0%

NOI	45,099	44,315	1.8%
Indirect operating and leasehold expense (3)	3,526	3,029	16.4%

NOI after indirect operating and leasehold expense	$41,573	$41,286	0.7%

Avg. annual rent per sq.ft. (4)	$11.91	$11.91	0.0%
Avg. sq.ft. occupancy	86%	85%
Total net rentable sq.ft.	23,435,000	23,435,000
No. of properties	362	362

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.
(3)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense of $821,000 and $802,000 for three months ended September 30, 2003 and 2002, respectively.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store revenue in the third quarter increased 2.2% over the same quarter in 2002. Real estate operations revenue gains were a function of an increase in occupancy of one percentage point while rates remained steady. Increases in retail sales contributed approximately $184,000 to revenue increases from third quarter 2002 to third quarter 2003 and increases in late fees contributed approximately $270,000. New customer demand is still soft, so we have enhanced our training programs for store management personnel to be able to capture more of our sales opportunities. We believe these training programs have resulted in improved sales call abandonment and closing ratios by our sales and customer service representatives to be able to take advantage of all opportunities. Additionally, beginning in 2003 we increased our store hours of operations to include Sundays. We believe this has also contributed to our occupancy increases.

Direct property operating expenses increased 3.0% in 2003 when compared to 2002 primarily due to increases in personnel and repairs and maintenance. Repairs and maintenance increased 19.0% in the third quarter of 2003 compared to 2002. In 2003, we created a centralized maintenance program for stores by employing maintenance managers in the markets to oversee the maintenance of storage centers, which enabled us to accelerate our repair activities for our older U.S. properties. Additionally, the Sunday openings, as well as incentive based wage increases for store employees, have resulted in increased personnel expenses. Although these initiatives have increased expenses, we expect they will be offset by related increases in revenue.

After the 16.4% increase in indirect operating and leasehold expenses, NOI after indirect operating and leasehold expense increased 0.7% for the third quarter of 2003 compared to 2002. The increase in indirect operating expense is primarily the result of increased salaries, new management positions and incentive compensation expense. Our definition of indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting.

Same Store Results(1)
	For the nine months ended September 30,
(dollars in thousands except average rent)	2003 (as restated)	2002 (as restated)	% Change
Storage center operations revenue	$191,613	$188,430	1.7%
Direct operating and real estate tax expense (2)	61,602	58,858	4.7%

NOI	130,011	129,572	0.3%
Indirect operating and leasehold expense (3)	11,156	10,365	7.6%

NOI after indirect operating and leasehold expense	$118,855	$119,207	-0.3%

Avg. annual rent per sq.ft. (4)	$11.86	$11.92	-0.5%
Avg. sq.ft. occupancy	84%	83%
Total net rentable sq.ft.	23,435,000	23,435,000
No. of properties	362	362

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.
(3)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense of $2,492,000 and $2,393,000 for the nine months ended September 30, 2003 and 2002, respectively.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store revenue in the first nine months of 2003 increased 1.7% over the same period in 2002. Real estate operations revenue gains were the result of increases in occupancy of one and a half percentage points offset by decreases in rates, as rates were at their peak in the third quarter of 2002 and decreased during the rest of 2002. Increases in retail sales contributed approximately $503,000 to revenue increases from the first nine months of 2002 to the first nine months of 2003 and increases in late fees contributed approximately $549,000.

Direct property operating expenses increased 4.7% in 2003 as compared to 2002 primarily due to increases in personnel and repairs and maintenance. During the first nine months of 2003, we incurred higher than expected repairs and maintenance costs attributable to snow removal expenses in the northeast region, as well as the implementation of the centralized maintenance program discussed above. Additionally, the Sunday openings and incentive based wage increases for store employees have resulted in increased personnel expenses.

After the 7.6% increase in indirect operating and leasehold expenses, NOI after indirect operating and leasehold expense decreased by 0.3% in the first nine months of 2003 compared to the same period in 2002. The increase in indirect operating expense is the result of increased salaries, new management positions and incentive compensation expense.

Domestic New Store

Our definition of New Store, as shown in the table below, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. The following table summarizes New Store operating performance as defined at September 30, 2003 and 2002 as restated. The number of properties per period has been adjusted to reflect the correction of the accounting for our tax retention lease entity. (See note A to our Condensed Consolidated Financial Statements).

New Store results(1)

	Acquisitions Three Months Ended September 30,		Developments Three Months Ended September 30,		Total New Stores Three Months Ended September 30,
(dollars in thousands)	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)
Storage center operations revenue	$9,129	$5,057	$3,602	$1,483	$12,731	$6,540
Direct operating and real estate tax expense (2)	3,531	1,921	2,606	1,250	6,137	3,171

NOI	5,598	3,136	996	233	6,594	3,369
Indirect operating and leasehold expense (4)	715	481	335	119	1,050	600

NOI after indirect operating and leasehold expense	$4,883	$2,655	$661	$114	$5,544	$2,769

No. of properties	67	48	37	25	104	73
No. of property months (3)	201	144	106	61	307	205

	Acquisitions Nine Months Ended September 30,		Developments Nine Months Ended September 30,		Total New Stores Nine Months Ended September 30,
(dollars in thousands)	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)
Storage center operations revenue	$19,438	$5,955	$8,711	$2,964	$28,149	$8,919
Direct operating and real estate tax expense (2)	7,654	2,364	6,556	2,708	14,210	5,072

NOI	11,784	3,591	2,155	256	13,939	3,847
Indirect operating and leasehold expense (4)	1,838	640	1,085	353	2,923	993

NOI after indirect operating and leasehold expense	$9,946	$2,951	$1,070	$(97)	$11,016	$2,854

No. of properties	67	48	37	25	104	73
No. of property months (3)	484	176	276	151	761	327

(1)	Tables include the total operating results of each store regardless of our percentage ownership interest in that store.
(2)	Includes all direct property and real estate tax expense. Does not include any allocation of indirect expense.
(3)	Represents the sum of the number of months we operated each property during the year.

(4)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period. Indirect operating and leasehold expense includes leasehold expense for each of the categories as follows:

	Acquisitions Three Months Ended September 30,		Developments Three Months Ended September 30,		Total New Stores Three Months Ended September 30,
(dollars in thousands)	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)
Indirect operating expense	$715	$456	$254	$119	$969	$575
Leasehold expense	—	25	81	—	81	25

	$715	$481	$335	$119	$1,050	$600

	Acquisitions Nine Months Ended September 30,		Developments Nine Months Ended September 30,		Total New Stores Nine Months Ended September 30,
(dollars in thousands)	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)
Indirect operating expense	$1,837	$615	$720	$353	$2,557	$968
Leasehold expense	1	25	365	—	366	25

	$1,838	$640	$1,085	$353	$2,923	$993

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

Domestic Acquisitions

We continue to seek acquisition opportunities for high quality storage centers that meet our investment standards. We typically target our acquisitions to generate a yield of 9% to 11% once we achieve stable occupancy. Targeted yield is calculated as projected annualized NOI divided by the total invested cost. We have limited our efforts to pursue only those storage centers that enhance our existing network of stores or allow us to establish significant market presence in new markets (i.e. establish greater market presence or expand an established market to create greater economies of scale). The operating results of our acquisitions are discussed below.

We can give no assurance that the yield projections noted above regarding the acquisitions will occur. Actual occupancy levels, rates and revenue could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our storage centers or general economic conditions impact demand for our product. Actual yields may also be lower if major expenses such as real estate taxes, labor and marketing, among others, increase more than projected. See RISK FACTORS below.

The following table summarizes our acquisition activity for 2003 and 2002.

Acquisitions	2003	2002
No. of properties	19	48
Purchase price	$89.5 million	$89.1 million
Square feet available	1,392,000	3,626,000
September 2003 Occupancy	79%	76%

On June 30, 2003, we purchased 19 storage centers from Minnesota Mini Storage for 3,050,000 shares of our common stock (see Note G to our Condensed Consolidated Financial Statements), the equivalent of $89.5 million including a $20 million note receivable from shareholder, which is recorded as a reduction in equity. For the quarter ended September 30, 2003, these 19 stores had an average occupancy of 79% and an average annual rent per square foot of $11.94. The third quarter 2003 yield on these storage centers is 8.8% (calculated as the third quarter 2003 NOI annualized divided by the purchase price).

During 2002, we purchased eight individual storage centers totaling 481,000 net rentable square feet for $27.0 million.

These properties are in the following locations: three in Indiana, one in Maryland, one in California, one in Illinois and two in Florida. The average occupancy of these stores is 59%, which is below our projected stabilized occupancy as five of these stores are still in rent-up. We expect these stores to reach stabilization within the next ten to twenty-four months. The September 2003 yield on these eight storage centers is 6.2% (calculated as third quarter 2003 NOI annualized divided by the purchase price).

Additionally, on June 26, 2002, we purchased for $62.1 million a 74% interest in Morningstar which owns and operates 40 storage centers in North Carolina and South Carolina that consist of 3,145,000 net rentable square feet. We have also entered into an agreement with certain members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. (See Note G to our Condensed Consolidated Financial Statements). Under this agreement we receive distribution in excess of our ownership interest in the first three years. From July 1, 2003 to June 30, 2004, we receive 87% of available cash (as defined in the purchase agreement). Beginning July 1, 2005, we will receive 74% of available cash flows. Occupancy for these 40 stores is 78%. The third quarter 2003 yield on these storage centers is 10% (calculated as 87% of the cash flow received from distributions divided by the purchase price of the investment).

Domestic Development

Our investment strategy includes development of new storage centers in markets in which we currently operate. This is primarily due to our focus on maintaining control of quality standards and consistent building design to develop brand awareness. We typically target yields for developments at 11% to 12% once we achieve stable occupancy. Targeted yield is calculated as projected annualized NOI divided by the total invested cost. We normally project new storage properties to rent-up at occupancy rates of between 3% and 4% per month. In order to maintain this pace of lease-up over the past three years we have needed to offer reduced rates to attract new customers. As a result, on the developments of the past three years our stores have been renting with occupancy growth at 3.6% per month. We can give no assurance that the projections noted above regarding the development projects will occur. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, are more than projected or if we are unable to obtain the projected rental rates for the project. See Risk Factors in Item 1 Business of our 2003 Annual Report on Form 10-K.

The following table summarizes our domestic development activity from 2001 to 2003.

Developments	2003	2002	2001
No. of properties	11	14	12
Property cost	$58.6 million	$78.8 million	$57.1 million
Square feet available	664,000	869,000	747,000
September 2003 Occupancy	34%	61%	79%

During the first nine months of 2003, we opened eleven new storage centers. These storage centers are still in the early stages of rent-up. The first of these stores was opened in March; the next three were opened in the second quarter of 2003; the remaining seven stores were opened in the third quarter. After an average of 3 ½ months of operations, these stores have an average occupancy of 34%. This group of stores is renting up as planned.

We opened fourteen domestic storage centers during 2002. These 2002 developments have an average occupancy of 61% after an average of 15 months of operations. The revenues for these facilities are consistent with expectations; however, we have experienced higher than expected personnel expenses due to expansion of store hours to include Sundays. We believe that the expansion of store hours will have a positive impact on NOI throughout the rest of 2003. In addition, real estate tax expense for these stores has been higher than anticipated by approximately $154,000 for the nine months ended September 30, 2003.

The 2001 developments together generated $1.9 million in NOI in the first nine months of 2003. For the month of September 2003, these developments had NOI of $273,000, and averaged 79% occupancy after an average of 25 months of operations. During the third quarter of 2003, one development that opened in 2001 through a joint venture ceased to operate under the Shurgard name.

These 2001 developments as a group are under anticipated revenue for the first nine months of 2003 by 7.6%, which is entirely attributable to one storage center that has been slow to rent up and has an occupancy for September 2003 of 37%.

Excluding that storage center from the analysis, the revenues from the remaining 2001 developments in this group were 0.5% higher than anticipated, and as of September 30, 2003 had a yield of 7.3% (calculated as third quarter 2003 NOI annualized divided by the purchase price) and occupancy of 82%. Expenses are higher than anticipated in most of these storage centers primarily due to increased personnel expenses associated with Sunday openings.

Developments under construction

In addition to the operating properties discussed in Segment Performance, we have 11 properties under construction or pending construction. The following table summarizes the properties under construction as of September 30, 2003.

	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of September 30, 2003
		(dollars in millions)
Developments Under Construction:
Construction in progress	9	$53.4	$31.2
Land purchased pending
construction	2	11.6	3.8

Total	11	$65.0	$35.0

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

Included in construction in progress at September 30, 2003 is $10.1 million in costs related to ongoing capital improvement projects and $5.7 million in developments costs incurred on projects prior to commencement of construction.

OWNERSHIP AND LEASING ARRANGEMENTS

We have various ownership and leasing arrangements with respect to properties included in our Same Store and New Store portfolios. The table below includes information as of and for the nine months ended September 30, 2003 that identifies the proportion of Same Store and New Store results attributable to each of these various arrangements. The following tables include 100% of the cost, operating results and other information presented regardless of our percentage ownership interest in that property. Each of the categories presented is discussed in greater detail in sections following the table and are reconciled in Note P to our Condensed Consolidated Financial Statements.

Same Store
(in thousands except for number of properties)	No. of Properties	Net Rentable Square Feet	Gross Book Value	Revenue	NOI	Lease Expense
Wholly owned or leased (1)	302	19,657	$1,086,426	$161,303	$110,751	$1,873
Development financing joint venture (2)	21	1,344	106,140	10,782	6,175	514
Consolidated joint ventures (3)	39	2,434	159,466	19,528	13,085	105

Total Same Store	362	23,435	$1,352,032	$191,613	$130,011	$2,492

New Store
(in thousands except for number of properties)	No. of Properties	Net Rentable Square Feet	Gross Book Value	Revenue	NOI	Lease Expense
Wholly owned or leased (1)	53	3,448	$250,707	$12,195	$4,330	$269
Consolidated joint ventures (3)	51	3,850	148,328	15,954	9,609	97

Total New Store	104	7,298	$399,035	$28,149	$13,939	$366

(1)	Includes owned and leased properties in which we have a 100% interest. One store is operated through a leasing arrangement with a California developer.
(2)	Includes properties developed by CCP/Shurgard Venture, LLC (CCP/Shurgard) that are included in our Condensed Consolidated Financial Statements. There were mortgage notes payable of $ 66.3 million as of September 30, 2003
(3)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements.

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

	Range of Ownership	Net Rentable Square Feet	Gross Book Value	Revenue	NOI	Lease Expense
Same Store
Consolidated joint ventures	50-99%	2,075	$136,879	$16,742	$11,229	$84
New Store
Consolidated joint ventures	38-99%	2,648	$101,409	$10,964	$6,637	$79

Wholly Owned or Leased

Substantially all of our storage centers are owned directly or through wholly owned subsidiaries. Additionally, as of September 30, 2003, we operate 14 properties that are subject to land or building leases.

Development Financing Joint Ventures

In order to expand our development capacity, broaden our access to capital and minimize the effect of the rent-up deficit on funds from operations (FFO, see FUNDS FROM OPERATIONS), we have pursued alternative financing options. In connection with this initiative, we formed a joint venture, CCP/Shurgard Venture, LLC, in December 2000 with an affiliate of JP Morgan Partners Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint venture. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). Our partner had the right to cause the joint venture to put those storage centers to us. The purchase price for the put is calculated as the greater of (a) that amount necessary to provide a specified return on the partners’ contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI divided by 9.25. We have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. Additionally, we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our joint venture partners’ share of the estimated option purchase price based on the best evidence available to us. The discount is amortized as a component of interest expense over the estimated term of the related agreements. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreements. The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our Condensed Consolidated Balance Sheets, and the related revenue and expenses of these properties are included in our Condensed Consolidated Statements of Income. In September 2003, CCPRE-Storage, LLC exercised its right to have the joint venture put to us five properties. In March 2004, we gave notice of our intention to acquire one of the properties subject to the offer of $4.4 million and declined to purchase the remaining four properties at the put price.

The following is a summary of the participation rights balances at September 30, 2003 and December 31, 2002:

(in thousands)	September 30, 2003 (as restated)	December 31, 2002 (as restated)
Gross participation rights	$49,391	$49,842
Participation rights discount	(2,239)	(2,370)

Participation rights, net of discount	$47,152	$47,472

Consolidated Joint Ventures

We develop and operate properties with various partners through joint ventures in which we have ownership interests ranging from 38% to 93%. The 90 properties that are held by joint ventures that we consolidate are part of the following partnership arrangements:

We operate eleven properties through Tennessee joint ventures and nineteen properties through Florida joint ventures, in which our ownership ranges from 50% to 90%. Those joint ventures are managed by two separate groups with whom we have established affiliation relationships to develop and manage jointly-owned storage centers. Under the joint venture agreements, all major decisions require unanimous consent of both parties. However, we have the ability to exercise unilateral control without incurring significant costs and therefore we consider that we have effective control over those joint ventures (see Note B to our Condensed Consolidated Financial Statements).

Upon purchase of the remaining properties that were under our TROL, see discussion below, we contributed ten properties to various joint ventures. Our ownership interests in these entities range from 51% to 80% and we retain control over all major decisions in these entities.

In 2002, we purchased a 74% interest in Morningstar, which owns 40 storage centers in North and South Carolina. This acquisition closed on June 26, 2002, and the operating results of these storage centers are included in our Condensed Consolidated Financial Statements commencing on that date. We have entered into an agreement with Morningstar members to form one or more joint ventures for the purpose of developing and operating self storage properties in North and South Carolina. As of September 30, 2003, we had one property operating under this joint venture. The properties owned by the entity and the properties to be developed in the joint ventures are managed by the members of Morningstar through an affiliated entity using the Shurgard brand, management systems and standards. At the time of the purchase of Morningstar, we entered into a management services agreement with Morningstar Property Management, LLC who manages all of our properties in North Carolina and South Carolina for a property management fee equal to the greater of $1,000 per property per month or 4.25% of the gross revenues of each property per month.

We operate five storage centers owned through a joint venture with a California developer. Under our agreement with this developer, the California developer purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers are purchased by a joint venture that is consolidated in our financial statements. Prior to such purchase, we have no ownership interest in the properties and accordingly, they are not included in any discussions of our operating results. At September 30, 2003, we had guaranteed $21.4 million in outstanding debt for three properties related to this agreement. In addition, in 2003 we entered into a loan agreement with this developer collateralized by one property under construction. As of September 30, 2003, $1.2 million had been drawn on this note, which is included in other assets on the Condensed Consolidated Balance Sheet, and $5.0 million remained available for additional draw to finance the construction of the property.

Additionally, we consolidate our partnership with institutional investors that own seven storage centers and one joint venture that owns one storage center. Our ownership in these joint ventures are 93% and 79%, respectively.

Tax Retention Operating Lease

In 2001, we executed an agreement with a third party, Storage Center Trust (SCT) to enter into up to $250 million of tax retention operating leases (collectively referred to as the TROL). SCT was a trust that took title to development properties identified by us, constructed them to our specifications and then leased them to us. Under the agreements, we functioned as construction agent and tenant. We had the option to acquire the properties at or before the end of the lease. If we did not acquire the properties at the end of the lease, they could be sold to a third party or the lease could be extended by mutual agreement. Prior to purchase, we had no ownership interest in these properties. In 2002, there were 36 properties in the TROL, including 21 operating properties. In 2003, no new properties were added to the TROL. As of June 2003, the Company had exercised its right to purchase all the TROL properties. We initially accounted for these properties as operating leases, and the related properties and debt were not included in our Condensed Consolidated Balance Sheets. We have concluded that this treatment was not proper, and that we should have recorded both the TROL properties and related debt since inception. The financial statements for 2002 and 2003 have been restated accordingly (see Note A to the Condensed Consolidated Financial Statements).

European Operations

European Business Summary

At September 30, 2003, European operations are conducted through Shurgard Self Storage, SCA (Shurgard Europe) either through wholly owned subsidiaries or through a joint venture with Crescent Euro Self Storage Investments SARL (see below) in Belgium, Sweden, France, the Netherlands, the United Kingdom, Denmark and Germany.

In the nine months to September 30, 2003, we increased our direct and indirect ownership interest in Shurgard Europe from 7.57% to 80.56% through the following transactions: (i) in April 2003, we completed the purchase of a 10.6% ownership interest for $49.7 million; (ii) in June 2003, we increased our indirect ownership by 42.5% through a purchase of additional ownership interest in Recom & Co. (Recom) for a price of $856,000 and (iii) in July 2003, we completed the purchases of a 19.9% ownership interest for approximately $101.6 million. We also purchased $153 million of Recom bonds and started consolidating Recom in June 2003. Although we own 80.56% of Shurgard Europe as of September 30, 2003, the results of European operations are not consolidated in our financial statements. Our interest in Shurgard Europe is accounted for under the equity method of accounting, because our remaining partners maintain substantive and important approval rights relating to certain significant operating decisions (see OFF BALANCE SHEET TRANSACTIONS). The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

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

As part of the First Shurgard joint venture agreement, Shurgard Europe receives development fees equal to 7% of the cost of newly developed storage centers, together with reimbursement of certain out-of-pocket costs of €150,000 per storage center and certain financing fees. In addition, First Shurgard and Shurgard Europe have entered into a 20-year management agreement under which Shurgard Europe receives management fees equal to 7% of revenues, but not less than €50,000 per year for each storage center in operation for the first two years. The First Shurgard joint venture arrangement also provides that, in addition to its initial 20% ownership interest, Shurgard Europe will receive an additional 20% of First Shurgard’s terminal value in 2008 providing that each of Shurgard Europe and Crescent has received an internal rate of return of 12% on its equity investment. First Shurgard will own the developed storage centers properties. Although Shurgard Europe has no obligation to purchase the properties, if the properties are put up for sale, it has a right of first offer.

The following tables include certain financial and operating information that illustrate the performance of Shurgard Europe.

Summary of European Properties

	Shurgard Europe			First Shurgard
(dollars in millions)	Number of Open Properties	Total Net Rentable Sq. Ft. (1)	Estimated Total Cost (2)	Number of Open Properties	Total Net Rentable Sq. Ft. (1)	Estimated Total Cost (2)
	(dollars in millions)
Country:
Belgium	17	1,007,000	$71.4	—	—	$—
France	23	1,241,000	121.0	2	108,000	11.8
Netherlands	22	1,196,000	109.5	2	105,000	10.7
Sweden	20	1,143,000	103.8	1	53,000	4.0
Denmark	4	215,000	25.2	1	51,000	6.0
Germany	—	—	—	3	169,000	16.1
United Kingdom	11	582,000	99.0	—	—	—

	97	5,384,000	$529.9	9	486,000	$48.6

(1)	Total net rentable square feet and estimated total cost when all phases are complete.
(2)	The actual completed cost of these projects are reported in U.S. dollars translated from local currencies at the rate of exchange at September 30, 2003.

European Same Store Operations

The definition for European Same Stores includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. The following table summarizes Same Store operating performance as defined for the period ended September 30, 2003 and 2002.

	Three months ended September 30,
(dollars in thousands except average rent)	2003	2002	% Change (1)
Storage center operations revenue	$11,020	$10,548	4.5%
Direct operating and real estate tax expense (2)	3,405	3,557	-4.3%

NOI	7,615	6,991	8.9%
Leasehold expense	292	258	13.2%
Indirect operating (3)	1,339	1,361	-1.6%

NOI after indirect operating and leasehold expense	$5,984	$5,372	11.4%

Avg. annual rent per sq.ft. (4)	$19.49	$19.31	0.9%
Avg. sq.ft. occupancy	76.5%	74.6%	2.5%
Total net rentable sq.ft.	2,736,000	2,736,000
No. of properties	47	47

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rate for the third quarter of 2003 for the 2002 to 2002 comparison.
(2)	Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.
(3)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Third quarter comparison for European same store
			Percent change compared to prior year
	Number of Properties	Third Quarter Occupancy	Revenue	NOI (1)	Occupancy	Rate
Belgium	14	77.9%	1.6%	1.7%	-1.2%	2.1%
France	11	80.8%	12.3%	17.9%	6.0%	4.1%
United Kingdom	5	75.1%	7.1%	15.9%	5.3%	1.2%
Netherlands	6	75.4%	5.1%	13.1%	2.4%	2.2%
Sweden	11	72.0%	-2.8%	1.4%	3.1%	-7.0%

Europe Totals	47	76.5%	4.5%	8.9%	2.5%	0.9%

(1)	Includes NOI before leasehold expenses.

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

	Nine months ended September 30,
(dollars in thousands except average rent)	2003	2002	% Change (1)
Storage center operations revenue	$31,832	$29,714	7.1%
Direct operating and real estate tax expense (2)	11,208	10,568	6.1%

NOI	20,624	19,146	7.7%
Leasehold expense	871	777	12.1%
Indirect operating (3)	3,988	4,117	-3.1%

NOI after indirect operating and leasehold expense	$15,765	$14,252	10.6%

Avg. annual rent per sq.ft. (4)	$19.22	$18.51	3.8%
Avg. sq.ft. occupancy	74.9%	73.2%	2.3%
Total net rentable sq.ft.	2,736,000	2,736,000
No. of properties	47	47

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rate for 2003 for the 2002 to 2002 comparison.
(2)	Includes all direct property and real estate tax expense. Does not include any allocation of indirect operating expense.
(3)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores by market based on number of months in operation during the period.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same store real estate operations revenue increased 7.1% for the first nine months of 2003 when translated at constant exchange rates compared to the same period in 2002. The increase in rental revenue for these stores is a result of a 3.8% increase in rates and a 2.3% increase in occupancy. Revenue, when translated at applicable average period rates, increased by 28.7% due to a change in currency exchange rates for the first nine months of 2003 compared to the same period in 2002. The decrease in indirect operating expense, excluding leasehold expenses, is the result of spreading certain fixed costs over more stores as the European market expands.

European Development

The following table summarizes European developments by country since 2001:

(dollars in millions)	Number of Properties	Estimated Total Cost (1)	Total net Rentable Sq. Ft. when all phases are complete
Opened in 2003
Belgium	—	$—	—
France	2	11.8	108,000
Germany	3	16.1	169,000
United Kingdom	1	9.1	43,000
Netherlands	2	10.7	105,000
Sweden	1	4.0	53,000
Denmark	1	6.0	51,000

	10	$57.7	529,000

Opened in 2002
Belgium	2	$6.5	101,000
France	7	39.2	376,000
United Kingdom	3	29.9	163,000
Netherlands	7	33.5	368,000
Sweden	3	16.4	151,000
Denmark	2	13.2	106,000

	24	$138.7	1,265,000

Opened in 2001
Belgium	1	$3.4	51,000
France	5	30.2	280,000
United Kingdom	2	19.0	102,000
Netherlands	9	44.6	484,000
Sweden	6	30.1	315,000
Denmark	2	12.0	110,000

	25	$139.3	1,342,000

(1)	The actual completed cost of these projects are reported in U.S. dollars, translated from local currencies at the rate of exchange at September 30, 2003.

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

The 25 storage centers opened in 2001 have an estimated total cost of $139.3 million and net rentable square feet of 1.3 million. The average occupancy at the end of September 2003 was 63% after an average of 24 months of operations. These storage centers generated $2.1 million and $4.7 million of NOI for the three months and nine months ended September 30, 2003, respectively. The third quarter 2003 annualized yield for these stores was 6.0% (calculated as annualized third quarter 2003 NOI after lease payments divided by the cost).

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

	Shurgard Europe			First Shurgard
(dollars in millions)	Number of Projects (1)	Estimated Completed Cost of Projects (2)	Total Cost to Date as of September 30, 2003	Number of Projects	Estimated Completed Cost of Projects (2)	Total Cost to Date as of September 30, 2003
Construction in Progress
Belgium	1	$3.2	$2.4	—	—	—
Netherlands	1	4.9	2.4	4	$20.8	$7.0
Germany	—	—	—	2	12.1	7.0
France	2	11.0	5.9	3	16.9	8.8
Sweden	—	—	—	1	6.6	4.3
United Kingdom	2	21.4	10.6	2	20.6	11.9

	6	$40.5	$21.3	12	$77.0	$39.0

(1)	Some of these properties may be transferred to First Shurgard in the second phase of the joint venture agreement
(2)	The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See RISK FACTORS below)

In addition, one parcel of land that has been purchased by Shurgard Europe is pending construction.

European Consolidated Statement of Income (See Note H to our Condensed Consolidated Financial Statements)

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

Other revenue of $3.4 million and $6.9 million in the three and nine months ended September 30, 2003 respectively, is comprised of development, management and other initial fees invoiced to First Shurgard described above, less our share of losses in the First Shurgard joint venture.

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

The increase in interest expense and the interest expense on bonds payable to SSCI reflects the increase in the revolving credit agreement and bonds payable to SSCI, respectively, both of which have been drawn down as necessary to finance Shurgard Europe’s development activity. The subordinated loan payable to Recom was repaid in September 2003 from proceeds of the exercise of share warrants in Shurgard Europe and no further interest expense will be incurred for this liability. See Note O to our Condensed Consolidated Financial Statements.

A full valuation allowance against its net deferred tax assets was recorded and therefore no tax benefit was recognized in the three months and nine months ended September 30, 2003 and 2002.

RELATED PARTY TRANSACTIONS

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we own 80.6% as of September 30, 2003. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $62 million with an additional $13 million that can be drawn only in the event of a default of the five year debt facility between First Shurgard and a group of commercial banks. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at anytime prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $13 million entitles us to a commitment fee of 2% of the $13 million. These fees are being recognized in income using the effective interest method over the extended term of the bonds. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments SARL (Crescent), Shurgard Europe’s partner in the joint venture. As of September 30, 2003, $54.7 million of U.S. dollars denominated bonds had been issued to us under this commitment including $4.7 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included on our Condensed Consolidated Balance Sheet in notes receivable affiliate and the related income and fees are included in our Condensed Consolidated Statements of net income in Interest income and other, net. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in equity in losses of other real estate investments, net and therefore the impact of interest is eliminated in the Condensed Consolidated Statements of Income. In addition to interest expense, Shurgard Europe incurred a foreign exchange gain on the U.S. dollar denominated bonds. Our pro-rata portion of that gain is $1.2 million and is included in loss (gain) from other real estate investments for the nine months ended September 30, 2003.

In May 2003, Shurgard Europe entered into an agreement with Crescent to create First Shurgard in which Shurgard Europe has a 20% interest. Shurgard Europe has transferred ten properties, which were under development, into this joint venture. As of September 30, 2003 First Shurgard had equity commitments of 12.5 million Euros ($14.6 million at September 30, 2003) from Shurgard Europe and 50 million Euros ($58.3 million at September 30, 2003) from Crescent, of which 1 million Euros ($1.17 million at September 30, 2003) remains to be drawn, and had obtained a non-recourse five-year debt facility for 85 million Euros ($99.0 million at September 30, 2003) from a group of commercial banks. A second phase of the joint venture agreement provides for additional debt and equity financing of 92.5 million Euros ($107.8 million at September 30, 2003), subject to availability of acceptable debt financing and certain other conditions. As part of a joint venture agreement with First Shurgard, Shurgard Europe receives development fees equal to 7% of the cost of newly developed storage centers and management fees equal to 7% of revenues. During the three and nine months ended September 30, 2003, our equity method loss from Shurgard Europe includes revenue of $2.8 million and $3.4 million, respectively, for development and initial fees from First Shurgard, $75,000 and $76,000, respectively, in management fees and $176,000 and $270,000 in interest income for cost of interest.

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

During the second quarter of 2003, we acquired the general partner interests in Shurgard Partners LP II (Shurgard Partners II), the general partner of Shurgard Institutional Fund LP II (Institutional II), a consolidated entity, for $1.6 million. The acquired Shurgard Partners II general partner interests were owned by an unaffiliated third party and an officer of the company. The acquisition was, in part, in response to the Board of Directors stated objective of eliminating existing historical arrangements involving related parties. The purchase price payable for the acquired Shurgard Partners II general partner interests was governed by the terms of the partnership agreements for Shurgard Partners II and Institutional II, and was based upon the fair market value of the property owned by Institutional II as determined by a third party appraisal. This transaction increased our ownership of Institutional II from 99% to 100%. Of the $1.6 million total purchase price, $784,000 was paid to an officer of the company to acquire his partnership interest in Shurgard Partners II. Subsequent to the end of the third quarter, we identified an error in the calculation of the purchase price paid for the Shurgard Partners II general partner interests. This error resulted in an overpayment to the general partners of Shurgard Partners II of $1.4 million. The partners agreed to promptly reimburse the company for this overpayment. Due to the overpayment, $1.4 million was reclassified from storage centers to other assets, as an account receivable, in the September 30, 2003 balance sheet. This $1.4 million receivable was collected after the end of the quarter, including approximately $700,000 that was repaid by the officer of Shurgard.

On June 30, 2003, we issued $20 million in Shurgard Common Stock in exchange for notes receivable from shareholders. The shares were initially recorded as a reduction of shareholders’ equity, that secured $20 million in mortgage debt assumed in the purchase of Minnesota Mini Storage (see Note G). The notes from shareholders were collateralized by a pledge of the shareholders’ Shurgard common stock and were paid in full in October 2003.

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

CONSOLIDATED STATEMENT OF INCOME

Net Income: Net income decreased $166,000 or 1.3% for the third quarter of 2003 compared to 2002 and decreased $2.6 million or 7.0% for the first nine months of 2003 compared to 2002, due to decreased income from storage center operations, as well as an increase in the interest expense on loans related to our development activity. The decline in income from storage center operations is the result of an increase in impairment of long lived assets, and general, administrative and other.

Storage Center Operations Revenue: Storage center operations revenue rose $7.4 million or 10.4% for the three months and $22.1 million or 11.2% for the nine months ended September 30, 2003 from the same period in 2002 as a result of factors discussed under SEGMENT PERFORMANCE.

Other Revenue: Other revenue increased $336,000 from the third quarter of 2002 to the third quarter of 2003 and $724,000 for the nine months ended September 30, 2003 from the same period in 2002. This increase in revenue is due to our tenant referral insurance program, which began in June 2002. Our insurance referral program generated $763,000 for the third quarter of 2003 and $1.3 million for the nine months ended September 30, 2003.

Operating Expenses: In addition to the expenses identified under SEGMENT PERFORMANCE, operating expenses include internal acquisition costs and development expenses related to abandoned development efforts of $117,000 and $247,000 for the three months ended September 30, 2003 and 2002 respectively and of $589,000 and $840,000 in expenses related to for the nine months ended September 30, 2003 and 2002, respectively. Additionally, included in operating expenses are expenses related to our containerized storage operations of $1.1 million and $939,000 for the three months ended September 30, 2003 and 2002, respectively, and $3.2 million and $2.4 million for the nine months ended September 30, 2003 and 2002, respectively. All other amounts are included in NOI after indirect operating and leasehold expenses and are discussed in SEGMENT PERFORMANCE.

Depreciation and Amortization: Depreciation and amortization increased $795,000 from the third quarter of 2002 to the third quarter of 2003 and $3.6 million for the nine months ended September 30, 2003 from the same period in 2002. The increase is due to an increased number of stores included in our consolidated financial statements over the same period of time.

Impairment Expenses: We recorded impairment expenses of $110,000 and $1.8 million in the three months and the nine months ended September 30, 2003, respectively, related to certain real estate assets. There was no impairment expense in the three months ended September 30, 2002.

General, Administrative and Other Expenses: General and administrative expenses increased $1.5 million from the third quarter of 2002 to the third quarter of 2003 and $2.9 million for the nine months ended September 30, 2003 from the same period in 2002 This increase is primarily attributable primarily to an increase in compensation expense related to newly created positions.

Interest Income and Other: Interest income and other increased for the three months ended September 30, 2003 when compared to 2002 due to gains on property sales of $0.8 million and increased interest income from additional notes receivable. In addition, the third quarter 2002 included an expense for early extinguishment of debt of $0.2 million. Interest income and other for the nine months ended September 30, 2003 decreased when compared to 2002 due to prior year gains for early extinguishment of debt, sales of properties and lease termination totaling $3.7 million. This decrease was offset by $0.8 million in gains on property gains and increased interest income and other from additional notes receivable. Early extinguishment gains and losses were reclassified into interest income and other on adoption of SFAS No. 145.

Interest Expense: Interest on loans increased $3.7 million and $8.1 million for the three and nine months ended September 30, 2003, respectively, due to the additional interest paid on bonds issued by us in March 2003. Additionally, interest expense increased in 2003 for debt acquired in connection with our purchase of Morningstar Storage Centers, LLC in June 2002, and from borrowings on our line of credit related to the increase of our ownership in European operations.

Unrealized Loss on Financial Instruments: Unrealized loss on financial instruments is the loss recognized for the changes in the fair value of those financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133. Amortization of participation rights discount decreased from 2002 to 2003 due to the reduction in 2002 of participation rights liability for CCP/Shurgard based on a re-evaluation of our estimate of the option price, projected timing of our joint venture’s exercise of their put option and the related expected cash flows. (See Ownership and Leasing Arrangements).

Minority Interest: Minority interest increased $4,000 and $213,000 for the three and nine months ended September 30, 2003, respectively, which relates to the growing operations of our consolidated subsidiaries and the inclusion of the 26% non-controlled interest in Morningstar for the first full year in 2003, as discussed previously.

Income Tax Expense: Income tax expense consists of a current tax expense on a consolidated Belgian subsidiary, Recom & Co., SNC (Recom), that we started consolidating in June 2003. We have recorded a full valuation allowance against our net deferred tax assets for the three and nine months ended September 30, 2003 and 2002.

UNCONSOLIDATED OPERATIONS

The following table shows income (loss) from unconsolidated real estate investments for the three and nine months ended September 30, 2003 and 2002. All income and loss amounts reflect our pro rata ownership percentage and are reported under Expenses as Equity in Losses from Other Real Estate Investments, net in our Condensed Consolidated Statement of Net Income.

Equity in losses of other real estate investments, net

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)
Shurgard Europe	$(2,988)	$(393)	$(2,337)	$(1,553)
Other real estate investments	(9)	(8)	(15)	(41)
Participating mortgages	—	—	—	31

	$(2,997)	$(401)	$(2,352)	$(1,563)

Shurgard Europe

Our net loss from European operations was $3.0 million and $393,000 for three months ended September 30, 2003 and 2002, respectively, with a loss of $2.3 million and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively. Our European subsidiary wholly or partially owns and operates 106 stores in seven countries. These properties generated $9.6 million in NOI for three months ended September 30, 2003 compared to $6.0 million in 2002, and $23.1 million in NOI for nine months ended September 30, 2003 compared to $14.3 million in 2002.

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

TAXABLE REIT SUBSIDIARY OPERATIONS

Containerized Storage Operations

Since 1996 we have invested in STG, a Washington corporation whose business is to provide services ancillary to self storage, including but not limited to containerized storage services. Our losses related to STG for three months ended September 30, 2003 and 2002 were $302,000 and $204,000, respectively and for the nine months ended September 30, 2003 and 2002 were $964,000 and $343,000, respectively.

Other

In June 2002, we began a new tenant referral insurance program. Under this program, policies are issued and administered by a third party for a fee, the storage centers receive a cost reimbursement for handling certain administrative duties. SS Income Plan, a wholly owned subsidiary, receives a portion of profits, if any, on the policy. Losses in excess of premiums collected are covered by reinsurance carried by a third party. During the three and nine months ended September 30, 2003, we recognized $463,000 and $952,000 in revenue, respectively, based on profits.

In December 2002, we contributed all inventory owned by us and our wholly-owned subsidiaries into SS Income Plan, a wholly owned subsidiary of Shurgard TRS, our taxable REIT subsidiary.

Beginning in 2003, inventory sales are conducted through this entity. As of September 30, 2003 we had net operating losses (NOLs) of $24.3 million that were included in a deferred tax asset before valuation allowance of $8.7 million, primarily resulting from our history of losses on STG. We have assessed the recoverability of those assets and concluded that the positive evidence that we will be able to use those NOLs, based on expected income from our insurance program, does not overcome the negative evidence associated with losses incurred since inception of the TRS. As a result, we have recognized a full allowance against our deferred tax asset of $8.7 million and $8.4 million as of September 30. 2003 and December 31, 2002, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity’s expected losses or entitled to receive a majority of the entity’s expected residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. We will adopt the consolidation requirements of FIN 46R in the first quarter of 2004.

We have assessed Shurgard Europe under the provisions of FIN 46R and have concluded that it meets the definition of a variable interest entity. We have also concluded that we are the primary beneficiary. As a result, Shurgard Europe will be consolidated in our financial statements beginning in the first quarter of 2004. The consolidation of Shurgard Europe will have a significant effect on our balance sheet, cash flows and presentation of our results of operations (see Note H to our Condensed Consolidated Financial Statements).

Shurgard Europe has a 20% interest in First Shurgard, an unconsolidated joint venture. First Shurgard Sprl was formed in January 2003. We have determined that First Shurgard is a VIE, and that Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard will be consolidated in our financial statements beginning in the quarter ended March 31, 2004. At September 30, 2003, First Shurgard had total assets of $114.2 million and total liabilities of $45.3 million. In addition, First Shurgard recognized a net loss of $2.8 million for the period from its inception through September 30, 2003.

FUNDS FROM OPERATIONS

Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts’ (NAREIT) October 1999, White Paper on Funds from Operations, as amended in April 2002, is defined as net income, calculated in accordance with generally accepted accounting principles (GAAP) including non-recurring events, except for those defined as “extraordinary items” under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred shareholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe that because amortization of participation rights discount reflect our partners’ increasing interests in unrecognized gains on depreciable operating properties (represented by the difference between the expected option price and our partners’ contributions), it is theoretically consistent with the NAREIT White Paper to add it back to net income, and we have done so in previous filings. However, given the recent rule release by the Securities & Exchange Commission regarding the use of non-GAAP information, we have decided to adjust GAAP net income for only those items specifically outlined by NAREIT in its White Paper and related implementation guidance. As such our presentation of prior periods has been adjusted to reflect only those specific adjustments. Additionally, NAREIT changed the definition of FFO and of FFO attributable to common shareholders during the quarter ended September 30, 2003, and as a result we no longer add back impairment losses on operating real estate and we now deduct the issuance cost of redeemed preferred stock. Prior periods have been adjusted to reflect the current definition. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to “funds from operations” reported by other REITs that do not define funds from operations in accordance with the NAREIT definition. The following table sets forth the calculation of FFO in accordance with the NAREIT definition.

(in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2003 (as restated)	2002 (as restated)	2003 (as restated)	2002 (as restated)
Net income	$12,466	$12,632	$34,630	$37,235
Depreciation/amortization (1)	13,099	11,989	38,214	33,802
Depreciation/amortization from unconsolidated joint ventures and subsidiaries	3,957	291	4,901	772
Gain on sale of operating properties	(530)	(110)	(530)	(949)

FFO	28,992	24,802	77,215	70,860

Preferred distribution	(2,974)	(3,573)	(8,922)	(11,721)
Preferred stock redemption issue costs	—	(1,944)	—	(1,944)

FFO attributable to common shareholders	$26,018	$19,285	$68,293	$57,195

(1)	Excludes depreciation related to non-real estate assets, and our minority partners’ share of depreciation and amortization of our consolidated joint ventures.

FFO attributable to common shareholders for the three months ended September 30, 2003 increased over FFO for the same period in 2002 by $6.7 million, and increased by $11.7 million in the nine months ended September 30, 2003 as compared to 2002. As previously discussed, this growth reflects the improved revenue performance of the same store portfolio of properties, as well as the addition of properties over the prior year through acquisitions and developments, decreased participation rights amortization and decreased unrealized loss on financial instruments offset by increased expenses in personnel and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2003, we invested $56.0 million in domestic acquisitions and development and expansion and $10.1 million in capital improvements to our existing portfolio and other corporate capital expenditures.

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

On June 28, 2003, we purchased additional Recom shares representing 79.0% of Recom’s capital stock for a price of $856,000.

We exercised the option to purchase six properties on April 1, 2003 and the remaining 30 properties on June 2, 2003 that were previously leased to our TROL, but that are included in our Consolidated Financial Statements. Development of those properties since 2001 was financed under the line of credit of the Storage Centers Trust and had an outstanding balance as of December 31, 2002 of $154.1 million. Upon exercise of our option to purchase the properties, the proceeds were used by the Storage Centers Trust to repay borrowing on this line of credit. As of September 30, 2003 there are no more properties developed under the TROL.

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

COMMITMENTS AND CONTINGENCIES

The following tables summarize our contractual obligations and our off-balance sheet commitments.

(in thousands)	Payments due by Period
	Total	2003	2004-2005	2006-2007	2008 and beyond
Contractual Obligations
Long-term debt	$729,700	$86,797	$82,255	$60,921	$499,727
Operating lease obligations	76,903	1,476	12,205	10,482	52,740
Participation rights liability (1)	47,152	6,529	40,623	—	—

Total	$853,755	$94,802	$135,083	$71,403	$552,467

(in thousands)	Amount of Commitment Expiration per Period
	Total amounts committed	2003	2004-2005	2006-2007	2008 and beyond
Other Commercial Commitments & Contingent Liabilities
Development contract commitments	$19,816	$19,816	$—	$—	$—
Development loan Commitments	4,998	4,998	—	—	—
Loan commitments (3)	13,000	—	—	13,000	—
Affiliated developer guarantee (2)	21,386	—	21,386	—	—

Totals	$59,200	$24,814	$21,386	$13,000	$—

(1)	Estimate of amount and timing of cash flows. See Development Financing Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.
(2)	See Unconsolidated Joint Ventures under OWNERSHIP AND LEASING ARRANGEMENTS.
(3)	See RELATED PARTY TRANSACTIONS

OFF BALANCE SHEET ARRANGEMENTS

Notwithstanding the fact that we have increased our ownership interest in Shurgard Europe from 7.57% to 80.56% 2003, we have continued to account for our investment under the equity method, because our remaining partner maintains substantive and important approval rights relating to certain significant operating decisions. We performed an analysis of each of our relationships to determine proper accounting treatment under FIN 46R “Consolidation of Variable Interest Entities”. Based on this analysis, we determined that Shurgard Europe qualifies as a Variable Interest Entity (VIE) of which we would be the primary beneficiary. Shurgard Europe qualifies as a VIE because (i) we have disproportionately fewer votes, due to joint control, than rights and obligations to the expected losses and the expected returns of the entity and (ii) substantially all of the activities of Shurgard Europe either involve or are conducted on our behalf. We are obligated to absorb the majority of Shurgard Europe’s expected losses and expected residual returns and therefore we are considered the primary beneficiary under FIN46R. As a result, Shurgard Europe will be consolidated in our financial statements beginning in the quarter ended March 31, 2004. In accordance with FIN 46R’s transition requirements we will reflect Shurgard Europe’s assets, liabilities and non-controlling interests based on their carrying amounts as of June 30, 2003, the date we became the primary beneficiary. As of September 30, 2003, Shurgard Europe had total assets of $576.6 million and total liabilities of $443.2 million. Our maximum exposure to loss is of the net book value of our investment which was $301.7 million at September 30, 2003. (See the consolidated financial information of that subsidiary in Note H of our Condensed Consolidated Financial Statements).

Shurgard Europe has a non-consolidated subsidiary, First Shurgard, in which it holds a 20% ownership interest. We have determined that First Shurgard is a VIE, and that Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard will be consolidated in our financial statements beginning in the quarter ended March 31, 2004. At September 30, 2003 First Shurgard had total assets of $114.2 million and total liabilities of $45.3 million. In addition, First Shurgard recognized a net loss of $2.8 million for the period from its inception through September 30, 2003. Our maximum exposure is limited to the amount of our equity commitment which was $12.6 million at September 30, 2003, as well as our share of the $13 million subscription to bonds issued by First Shurgard as described under RELATED PARTY TRANSACTIONS. Our equity includes our pro-rata ownership interest in Shurgard Europe’s net investment balance of $12.4 million and an outstanding equity commitment of $189,000 to First Shurgard.

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

Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk

On March 19, 2003, we issued $200 million in senior unsecured notes that are ten-year notes bearing interest at a fixed rate of 5.875% and are due 2013. The notes require semi-annual interest payments due March 15 and September 15. Additionally, our variable rate debt indexed on LIBOR (London Interbank Offering Rate) increased from $287.7 million December 31, 2002 to $325.0 million September 30, 2003. See Item 7A in our 2002 Annual Report on Form 10-K/A.

Part I, Item 4: Controls and Procedures

During 2004, management and our recently appointed independent auditors reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. A number of financial statement adjustments were identified by our new independent auditors during the 2001 and 2002 reaudits and the 2003 audits that they believe indicate a lack of effective monitoring and oversight of the accounting and reporting functions. The financial statement adjustments identified by our new independent auditors during their audits included the restatement of prior periods’ financial statements for errors related to, among other things, the application of generally accepted accounting principles in the consolidation of certain joint ventures, the accounting for certain properties in tax retention operating leases and the recognition of deferred tax assets; however, the adjustments are not the result of the discovery by the Company of any new facts or information relating to the transactions affected, but rather due to the discovery of accounting errors and the reassessment of the proper application of generally accepted accounting principles.

Our independent auditors concluded that the circumstances described above reflected deficiencies in the internal control structure of the Company, which, in the aggregate, they considered to be a material weakness under current accounting standards established by the American Institute of Certified Public Accountants.

The Company’s management, including the Chief Executive Officer and interim Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended that were in effect as of September 30, and December 31, 2003. Based on that evaluation the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of these dates. Consequently, additional review, evaluation and oversight were required on the part of Company management, during the course of the audits to ensure such internal control deficiencies were adequately compensated for. However, we believe the actions described below, that were initiated in both 2003 and 2004, will rectify the internal control weaknesses.

The deficiencies in the internal control structure have been discussed among management, our independent auditors and our Audit Committee. We assigned the highest priority to the correction of these deficiencies and have taken actions to correct them, including the following:

•	appointed an interim Chief Financial Officer in January 2004 and re-assigned the former Chief Financial Officer to other responsibilities;

•	appointed an interim Chief Accounting Officer in January 2004 with substantial public company finance and accounting experience;

•	hired a Chief Information Officer in January 2004;

•	appointed to the Board and the Audit Committee in January 2004 an additional financial expert who has more than 25 years of audit experience with a nationally recognized auditing firm;

•	engaged in mid-2003, a management consulting firm specializing in internal control documentation and testing, to review the Company’s financial controls and compliance policies;

•	engaged additional accounting staff beginning in mid- 2003 and continuing into 2004, which individuals have experience in financial reporting;

•	increased training of our corporate and accounting staff to heighten awareness among corporate and accounting personnel of generally accepted accounting principles;

•	hired a Director of Internal Audit in May 2004;

•	hired a permanent Chief Financial Officer designate in May 2004; and

•	engaged a nationally recognized law firm to conduct a review of our corporate governance, including our compliance with recent regulations arising out of the Sarbanes-Oxley Act of 2002.

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

Except as noted above, we have made no significant changes in internal control over financial reporting during the last fiscal quarter or thereafter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Part II, Item 2: Sale of Unregistered Securities and Change in Securities and Use of Proceeds

On June 30, 2003, we issued 3,050,000 Class A common shares, the equivalent of $89.5 million, as consideration for the purchase of 19 storage centers located in Minnesota under the name of Minnesota Mini Storage. The shares issued in the transaction were not registered under the Securities Act in reliance on an exemption from the registration requirements of the Securities Act. We filed a registration statement to register the resale of the shares issued in the acquisition, subsequent to the end of the third quarter. That registration statement ceased to be effective as of March 30, 2004, and we are currently in the process of reviewing the terms of the agreement with the affected parties.

On October 6, 2003, we purchased an additional 4.65% interest in Shurgard Europe for 395,000 shares of our Class A Common stock and the forgiveness of certain promissory notes totaling $1.7 million and $3,288 in cash. The shares issued in the transaction were not registered under the Securities Act in reliance on an exemption from the registration requirements of the Securities Act. Under the original agreement we agreed to file a registration statement by December 1, 2003 to register the resale of the shares issued in the transaction, at which point the shares would have been freely tradable. We have obtained an agreement from the sellers to use our best efforts to file a registration statement for the shares within 15 days of becoming eligible to do so under applicable SEC rules and regulations.

Part II, Item 5: Other Information

Summary of Operating Self Storage Properties

The following table categorizes our network of operating storage centers and business parks based on ownership and how they are reported in our financial statements.

	Domestic		European		Total
	Number of Properties	Net Rentable Square Feet	Number of Properties	Net Rentable Square Feet	Number of Properties	Net Rentable Square Feet
100% owned or leased	355	23,105,000			355	23,105,000
Partially owned or leased, consolidated (1)	111	7,628,000			111	7,628,000
Partially owned or leased, unconsolidated	—	—	106	5,870,000	106	5,870,000
Fee managed	27	1,588,000	—	—	27	1,588,000

	493	32,321,000	106	5,870,000	599	38,191,000

(1)	Includes 21 properties developed under a development financing joint venture.

Part II, Item 6: Exhibits and Reports on Form 8-K

Exhibits:

Exhibit 31.1 – CEO 302 Certification of Periodic Report dated July 12, 2004

Exhibit 31.2 – CFO 302 Certification of Periodic Report dated July 12, 2004

Exhibit 32.1 – CEO 906 Certification of Periodic Report dated July 12, 2004

Exhibit 32.2 – CFO 906 Certification of Periodic Report dated July 12, 2004

Reports on Form 8-K:

On July 1, 2003, we filed a current report on Form 8-K to announce we had completed several previously announced transactions, including: (1) the acquisition of 19 storage centers formerly operated as Minnesota Mini-Storage; (2) the purchase of 36 properties that it previously operated under the tax retention operating leases; and (3) the acquisition of an additional 42.5% ownership interest in Shurgard Self Storage SCA.

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

On November 13, 2003, we filed a current report on Form 8-K announcing our operating results for the third quarter 2003.

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

SHURGARD STORAGE CENTERS, INC.

Date: July 12, 2004	By:	/s/ David K. Grant
David K. Grant
President, Chief Operating Officer and
Interim Chief Financial Officer