Form 10-Q
period 2004-03-31
SHURGARD STORAGE CENTERS INC
filed 2004-07-12
CIK 906933

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Shares outstanding at July 1, 2004

Class A Common Stock, $.001 par value, 45,961,271 shares outstanding

Explanatory Note

This Form 10-Q includes restatements of previously reported historical financial data and related descriptions for the quarter ended March 31, 2003. We reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and restated for them accordingly. In addition, we identified certain other errors impacting prior quarterly periods and corrected for them in our restatements. The restated financial statements were included in our 2003 Annual Report on Form 10-K filed on May 17, 2004. See Note C to our Condensed Consolidated Financial Statements for further discussion of this matter. Also as of January 1, 2004, pursuant to the adoption of new accounting standards, we started consolidating our European operations which had a significant effect on the presentation of our Consolidated financial position, operating results and cash-flows as of and for the period ended March 31, 2004 compared to the prior periods (see Note B to our Condensed Consolidated Financial Statements).

Shurgard Storage Centers, Inc.

Form 10-Q

For the Three Months ended March 31, 2004

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(Amounts in thousands except share data)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS:
Storage centers:
Land	$603,928	$376,832
Buildings and equipment, net	1,850,342	1,203,799
Construction in progress	73,751	38,867

Total storage centers	2,528,021	1,619,498

Investment in Shurgard Europe	—	319,267
Cash and cash equivalents	36,437	11,670
Restricted cash	1,530	1,585
Notes receivable affiliate	—	56,543
Goodwill	24,206	24,206
Other assets	79,978	34,322

Total assets	$2,670,172	$2,067,091

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and other liabilities	$115,520	$76,862
Lines of credit	654,656	263,220
Notes payable	774,626	711,026
Participation rights liability, net of discount of $3,053 and $4,053, respectively	41,223	40,623

Total liabilities	1,586,025	1,091,731

Minority interest	159,824	20,940

Commitments and contingencies (Notes G, I, S and V)

Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value: 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value: 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250,000	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 45,888,975 and 45,747,751 shares issued and outstanding, respectively	46	46
Additional paid-in capital	1,105,670	1,100,949
Accumulated net income less distributions	(314,476)	(287,516)
Accumulated other comprehensive income	1,900	9,758

Total shareholders’ equity	924,323	954,420

Total liabilities and shareholders’ equity	$2,670,172	$2,067,091

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended March 31,
	2004	2003
		(as restated)
Revenue
Storage center operations	$98,640	$68,651
Other	800	1,291

Total revenue	99,440	69,942

Expenses
Operating	41,626	22,686
Depreciation and amortization	20,254	13,687
Real estate taxes	9,125	6,987
General, administrative and other	9,220	2,606

Total expenses	80,225	45,966

Income from storage center operations	19,215	23,976

Other Income (Expense)
Equity in earnings (losses) of other real estate investments, net	2	(628)
Interest:
Interest on loans	(18,809)	(10,699)
Amortization of participation rights discount	(1,000)	(279)
Unrealized loss on derivatives	(777)	(1,033)
Interest income and other (expense), net	(1,436)	1,775

Other expense, net	(22,020)	(10,864)

Minority interest	5,585	(226)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	2,780	12,886
Income tax expense	(23)	—

Income from continuing operations	2,757	12,886

Discontinued operations
Income from discontinued operations	330	368

Income before cumulative effect of change in accounting principle	3,087	13,254

Cumulative effect of change in accounting principle
Cumulative effect of change in accounting principle	(2,339)	—

Net income	748	13,254

Net Income Allocation
Preferred stock dividends	(2,974)	(2,974)

Net (loss) income available to common shareholders	$(2,226)	$10,280

See notes to unaudited Condensed Consolidated Financial Statements

	For the three months ended March 31,
	2004	2003
		(as restated)
Net (Loss) Income per Common Share - Basic:
(Loss) income from continuing operations available to common shareholders	$(0.01)	$0.28
Discontinued operations	0.01	0.01
Cumulative effect of change in accounting principle	(0.05)	—

Net (Loss) income per share	$(0.05)	$0.29

Net (Loss) Income per Common Share - Diluted:
(Loss) income from continuing operations available to common shareholders	$(0.01)	$0.27
Discontinued operations	0.01	0.01
Cumulative effect of change in accounting principle	(0.05)	—

Net (Loss) income per share	$(0.05)	$0.28

Distributions per common share	$0.54	$0.53

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2004	2003
		(as restated)
Operating activities:
Net income	$748	$13,254
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on sale of asset	(30)	—
Cumulative effect of change in accounting principle	2,339	—
Non-cash interest cost	1,024	—
Depreciation and amortization	20,254	13,687
Amortization of participation rights discount	1,000	279
Unrealized loss on derivatives	777	1,033
Equity in losses (earnings) of other real estate investments, net	(2)	628
Stock-based compensation expense	995	203
Depreciation associated with discontinued operations	72	73
Foreign currency exchange loss	1,950	—
Minority interest	(5,585)	226

Changes in operating accounts, net of effect of acquisitions
Other assets	12,634	(4,144)
Accounts payable and other liabilities	(15,666)	555
Restricted cash	55	(54)

Net cash provided by operating activities	20,565	25,740

Investing activities:
Construction, acquisition and improvements to storage centers	(42,924)	(24,228)
Proceeds from sale of assets	1,498	—
Purchase of intangible assets	(260)	—
Increase in bond receivable from European affiliate	—	(81)
(Increase) decrease in notes receivable	(2,491)	(76)
Increase in cash due to consolidation of Shurgard Europe	32,877	—
Purchase of additional interest in affiliated partnership	(2,457)	—

Net cash used in investing activities	(13,757)	(24,385)

See notes to unaudited Condensed Consolidated Financial Statements

	For the three months ended March 31,
	2004	2003
		(as restated)
Financing activities:
Proceeds from notes payable	424	198,100
Payments on notes payable	(2,137)	(2,456)
Proceeds from line of credit	84,768	66,621
Payments on line of credit	(40,895)	(180,570)
Payment of loan costs	(214)	(60)
Payments on participation rights	(400)	(360)
Proceeds from issuance of common stock, net	(3)	—
Distributions paid	(27,709)	(22,030)
Proceeds from exercise of stock options and dividend reinvestment plan	3,737	1,268
Contributions received from minority partners	108	17
Distributions paid to minority partners	(502)	(313)

Net cash provided by financing activities	17,177	60,217

Effect of exchange rate changes on cash and cash equivalents	782	—
Increase in cash and cash equivalents	24,767	61,572
Cash and cash equivalents at beginning of period	11,670	12,968

Cash and cash equivalents at end of period	$36,437	$74,540

Supplemental schedule of cash flow information:
Cash paid for interest on loans	$12,378	$7,990

Cash paid for participation rights	$400	$360

Supplemental schedule of noncash investing information:
Fair value adjustments of derivatives	$539	$(665)

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2004

(unaudited)

Note A – Organization

Shurgard Storage Centers, Inc. (We, our, the Company or Shurgard), a Washington corporation, was organized on July 23, 1993. The Company serves as a vehicle for investments in, and ownership of, a professionally managed, internationally diverse real estate portfolio consisting primarily of self-service storage properties that provides month-to-month leases for business and personal use primarily in the United States and Europe. We operated a network of 616 storage centers containing approximately 39 million net rentable square feet located throughout the United States and in Europe as of March 31, 2004. As of January 1, 2004, pursuant to the adoption of new accounting standards, we started consolidating our European operations in our consolidated financial statements. We intend to qualify as a real estate investment trust (REIT) as defined in Section 856 of the Internal Revenue Code.

This Form 10-Q includes restatements of previously reported historical financial data and related descriptions for the quarter ended March 31, 2003. We reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and restated for them accordingly. In addition, we identified certain other errors impacting prior quarterly periods and corrected for them in our restatements. The restated financial statements were included in our 2003 Annual Report on Form 10-K filed on May 17, 2004. See Note C for further discussion of this matter.

Note B – Variable Interest Entities and Cumulative Effect of Change in Accounting Principle

In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities”, a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity (VIE) must be consolidated by a company if that company is subject to a majority of the expected losses from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. We adopted FIN 46R as of January 1, 2004.

We have assessed Shurgard Self Storage SCA (Shurgard Europe), in which we have a 85.47% ownership interest, under the provisions of FIN 46R and have concluded that it meets the definition of a VIE. We have also concluded that we are the primary beneficiary effective from June, 2003. As a result, Shurgard Europe has been consolidated in our financial statements beginning January 1, 2004. The consolidation of Shurgard Europe has a significant effect on the presentation of our financial position, operating results and cash flows (see summarized financial information at Note J). As of March 31, 2004, Shurgard Europe had a credit facility collateralized by assets with a net book value of $540.1 million (see Note E). Shurgard Europe’s creditors had no recourse to the general credit of Shurgard.

In January, 2003 Shurgard Europe created a joint venture entity, First Shurgard, SPRL (First Shurgard), to develop approximately 38 storage facilities in Western Europe. Shurgard Europe has a 20% interest in this venture. We have also determined that First Shurgard is a VIE, and that Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard has been consolidated in our financial statements beginning January 1, 2004. At March 31, 2004 First Shurgard had total assets of $177.0 million, total liabilities of $85.5 million and had a credit facility collateralized by assets with a net book value of $148.8 million (see Note F). As of March 31, 2004, First Shurgard’s creditors had no recourse to the general credit of Shurgard and Shurgard Europe other than Shurgard’s commitment to subscribe up to $20 million in preferred bonds in an event of default. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe’s partner in the joint venture (see Note S).

Upon adoption of FIN 46R we recognized a cumulative effect of change in accounting principle of approximately $2.3 million relating to the consolidation of First Shurgard. This is the result of eliminating all intercompany profits from inception of First Shurgard in 2003 as required under FIN 46R. Prior to adoption of FIN 46R, we eliminated our 20% ownership share of intercompany profits.

The adoption of FIN 46R and the related consolidation of Shurgard Europe resulted in us recognizing as storage center assets the excess value we paid for our ownership interest in Shurgard Europe over the net book value and the excess fair value of the minority shareholders interests over the net book value as of June 28, 2003, the date we became the primary beneficiary. These amounts were allocated to underlying buildings and land and the amount allocated to buildings is being depreciated over the remaining estimated useful lives. As we are the primary beneficiary of First Shurgard from its inception in 2003, we have determined that the net book value represents the fair value of First Shurgard’s assets and liabilities at inception. As a result, there was no adjustment to First Shurgard’s assets upon the adoption of FIN 46R.

We do not believe that any of our other investees are VIEs under the provisions of FIN 46R.

Note C – Restatements

We have restated our previously reported quarterly information for the quarter ended March 31, 2003. We reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and restated for them accordingly. In addition, we identified certain other errors impacting prior quarterly periods and corrected for them in our restatements. The restated financial statements were reported and are further discussed in our 2003 Form 10-K filed on May 17, 2004.

The most significant items that we restated for are as follows:

•	We have determined that certain partially-owned U.S. entities historically accounted for using the equity method should have been consolidated from inception of each entity. This restatement affects 26 entities and ventures in which we maintain ownership interests ranging from 50% to 90%, and which hold a total of 30 storage centers.

•	We have determined that our tax retention operating lease entity (collectively referred to as the TROL), which owned properties that historically were accounted for off-balance sheet as operating leases, should have been included in our Consolidated Statement of Net Income from inception. As of March 31, 2003 there were 36 properties in the TROL.

•	We have determined that a full valuation allowance should have been recorded against the deferred tax assets of our domestic taxable operations and the deferred tax assets of Shurgard Europe.

•	We corrected the accounting for certain accrued liabilities to recognize the expenses in the appropriate periods. These accruals primarily consisted of compensation and related payroll costs, workers’ compensation costs and lease accruals.

•	We corrected for certain items that impacted the computation of depreciation expense and capitalization of overhead and interest.

•	We reversed amortization of amounts that should have been recognized as a gain in connection with the sale of certain storage centers in prior years.

•	We corrected the accounting for advertising costs related to print advertisements in telephone books to recognize the expenses when the related telephone book is first published.

The effect of these restatements on our net income available to Common shareholders and earnings per share are as follows:

	Three months ended March 31, 2003
		Earnings per share
(In thousands except per share data)		Basic	Diluted
As previously reported	$11,039	$0.31	$0.30
Impact of adjustments for:
Consolidation of domestic joint ventures	—	—	—
Valuation of Deferred tax assets	(321)	(0.01)	(0.01)
Tax Retention Operating Leases	(1,357)	(0.04)	(0.04)
Period end accruals	(17)	—	—
Depreciation expense and capitalization of overhead and interest	141	—	—
Gain on sale of storage centers	(125)	—	—
Advertising costs	389	0.01	0.01
Other	531	0.02	0.02

As restated	$10,280	$0.29	$0.28

The aggregate impact of these restatements on the Condensed Consolidated Statement of Income for the three months ended March 31, 2003 are as follows (in thousands):

	For the three months ended March 31, 2003
	As previously reported(1)	As restated
Revenue
Storage center operations	$65,237	$68,651
Other	1,567	1,291

Total revenue	66,804	69,942

Expenses
Operating	21,962	22,686
Depreciation and amortization	12,374	13,687
Real estate taxes	6,600	6,987
General, administrative and other	2,421	2,606

Total expenses	43,357	45,966

Income from storage center operations	23,447	23,976

Other Income (Expense)
Equity in losses of other real estate investments, net	(577)	(628)
Interest:
Interest on loans	(9,430)	(10,699)
Amortization of participation rights discount	(279)	(279)
Unrealized loss on derivatives	(1,033)	(1,033)
Interest income and other, net	1,971	1,775

Other expense, net	(9,348)	(10,864)

Minority interest	(172)	(226)

Income before income taxes	13,927	12,886
Income tax benefit	86	—

Income from continuing operations	14,013	12,886

Discontinued operations
Income from discontinued operations	—	368

Net income	14,013	13,254

Net Income Allocation
Preferred stock dividends	(2,974)	(2,974)

Net income available to common shareholders	$11,039	$10,280

Net Income per Common Share - Basic:
Income from continuing operations available to common shareholders	$0.31	$0.28
Discontinued operations	—	0.01

Net income	$0.31	$0.29

Net Income per Common Share - Diluted:
Income from continuing operations available to common shareholders	$0.30	$0.27
Discontinued operations	—	0.01

Net income	$0.30	$0.28

Distributions per common share	$0.53	$0.53

(1)	Certain amounts have been reclassified to conform to the current presentation.

Note D - Basis of Presentation

Basis of presentation: The Condensed Consolidated Financial Statements include the accounts of Shurgard and our consolidated subsidiaries presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the informative disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our financial condition at March 31, 2004 and December 31, 2003 and the results of operations and cash flows for the three month periods ended March 31, 2004 and 2003. Interim results are not necessarily indicative of the results for the year ending December 31, 2004. The interim financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K. All intercompany balances and transactions have been eliminated in consolidation.

Consolidated and Unconsolidated subsidiaries: We consolidate all wholly-owned subsidiaries. We assess whether partially owned subsidiaries are VIEs as defined by FIN46R. Upon implementation of FIN46R in January 1, 2004 we consolidated all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the decision-making of the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures”, to determine whether the rights held by other investors constitute “important rights” as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of Statement of Financial Accounting Standard (SFAS) No. 94 “Consolidation of All Majority-Owned Subsidiaries” and Emerging Issues Task Force (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated.

Unconsolidated subsidiaries and joint ventures over which we have significant influence are accounted for using the equity method. In applying the equity method, our proportionate share of intercompany profits are eliminated as a component of equity in earnings of unconsolidated entities.

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

Federal income taxes: To qualify as a REIT, we must distribute annually at least 90% of our taxable income and meet certain other requirements. As a REIT, we will not be subject to U.S. federal income taxes to the extent of distributions. We were not required to pay any federal income tax in 2003 and we intend to make elections regarding distributions such that we will not pay U.S. federal taxes for 2004. As a result, no provision for U.S. federal income taxes for the REIT has been made in our financial statements. We are subject to certain state income taxes as well as certain franchise taxes. Shurgard Europe and its subsidiaries are subject to income taxes in the respective jurisdictions of the countries in which they operate.

We have deferred tax assets arising primarily from cumulative net operating losses arising in certain taxable subsidiaries including our European subsidiaries. We evaluate both the positive and negative evidence that we believe is relevant in assessing whether the deferred tax assets will be realized. When we determine that it is more likely than not that we will not realize the tax asset either in part or in whole, a valuation allowance is provided. One significant factor representing negative evidence in the evaluation of whether deferred tax assets arising from cumulative net operating losses will be realized is historical taxable income or loss of the entity. In cases where a taxable entity has not demonstrated a history of achieving taxable income, this represents significant negative evidence in assessing whether the amounts will be realized and generally requires that a valuation allowance is provided.

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

Derivative financial instruments: We use derivative instruments to manage exposures to interest rate, credit and foreign currency risks. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the impact of these exposures as effectively as possible. SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statements of income when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Changes in the fair value of derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are recognized in earnings. To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures of correlation. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

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

Other comprehensive income

The following tables summarize components of other comprehensive income (in thousands):

	For the three months ended March 31,
	2004	2003
		(as restated)
Net income	$748	$13,254
Other comprehensive income, net of tax:
Derivatives qualifying as hedges	(2,867)	365
Currency translation adjustment	(1,460)
Effect of consolidation of Shurgard Europe	(3,531)	(30)

Total other comprehensive income (loss)	(7,858)	335

Total comprehensive income (loss)	$(7,110)	$13,589

The currency translation adjustment represents Shurgard Europe’s and Recom’s currency translation loss.

Financing Arrangements: We account for sales of certain storage centers in which we have continuing involvement as financing arrangements (see Note G).

Financial Instruments with characteristics of both Liabilities and Equity: We adopted the requirements of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in the third quarter of 2003, and there was no impact on our financial position, operating results or cash flows. However, the minority interests associated with certain of our consolidated joint ventures and our European subsidiaries, that have finite lives under the terms of the partnership agreements, represent mandatorily redeemable interests as defined in SFAS No. 150. As of March 31, 2004, the aggregate book value of these minority interests in finite-lived entities in our Consolidated Balance Sheet was $148.7 million and we believe that the estimated aggregate settlement value of these interests was approximately $163.1 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we would distribute to our joint venture partners assuming dissolution as of March 31, 2004. As required under the terms of the respective partnership agreements, subsequent changes to the estimated fair value of the assets and liabilities of the consolidated joint ventures will affect our estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Stock compensation: On December 31, 2002, we adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and continue to account for stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, operating results or cash flows.

The following table reflects pro forma net income as if we had recognized stock-based compensation expense using the fair value method in accordance with SFAS No. 123.

	For the three months ended March 31,
(in thousands except per share data)	2004	2003
		(as restated)
Net income:
As reported	$748	$13,254
Add: Compensation expense recorded for options granted below market value	65	50
Less: Pro forma compensation expense	(306)	(309)

Pro forma	$507	$12,995

Basic net income (loss) per Common share:
As reported	$(0.05)	$0.29
Pro forma	$(0.05)	$0.28
Diluted net income (loss) per Common share:
As reported	$(0.05)	$0.28
Pro forma	$(0.05)	$0.28

Note E - Lines of Credit

The following table summarizes our lines of credit:

	As of		Weighted Average interest rate at March 31, 2004
(in thousands)	March 31, 2004	December 31, 2003
Unsecured domestic line of credit	$280,950	$263,220	2.34%
Shurgard Europe bridge credit agreement	373,706	—	4.03%

	$654,656	$263,220	3.31%

As of March 31, 2004 we had an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants. As of March 31, 2004, the current available amount was $79.05 million.

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

Our consolidated subsidiary Shurgard Europe has a bridge credit agreement denominated in Euros to borrow up to €310 million ($377.4 million as of March 31, 2004). This revolving credit facility matures in December 2004, bears interest at a rate of 200 basis points over EURIBOR and is collateralized by mortgages on substantially all of the Shurgard Europe’s storage centers and certain other assets of Shurgard Europe. The bridge credit facility is subject to customary banking covenants. As of March 31, 2004, this credit facility was collateralized by assets with a net book value of $540.1 million.

Note F - Notes Payable

(in thousands)	March 31, 2004	December 31, 2003
Senior notes payable	$500,000	$500,000
Domestic mortgage notes payable	192,273	209,889
European capital leases	10,988	—
European senior credit agreement	70,602	—

	773,863	709,889
Premium on senior notes payable	82	381
Discount on senior notes payable	(759)	(780)
Premium on mortgage notes payable	1,440	1,536

	$774,626	$711,026

Shurgard Europe’s consolidated subsidiary First Shurgard has a senior credit agreement denominated in Euro to borrow up to €140 million ($170.4 million as of March 31, 2004). This facility matures in May 2008, bears interest at a rate of 225 basis points over EURIBOR (4.8% as of March 31, 2004) with a one year extension option subject to meeting certain covenants, and is repayable in installments of €600,000 ($731,000 at March 31, 2004) per quarter starting not earlier than May 2006, and increasing to €1,750,000 ($2,130,000 at March 31, 2004) in May 2007. As of March 31, 2004, this credit facility was collateralized by assets with a net book value of $148.8 million.

As of March 2004, we reduced by $17.4 million the outstanding balance on the mortgage note payable of a joint venture accounted for as a financing arrangement. We relinquished our rights on certain properties of the joint venture to which the debt applied and which collateralized the notes to the extent of the amount reduced (see Note G).

Our domestic mortgage notes payable and European senior credit agreement consist of the following:

(in thousands)	March 31, 2004	December 31, 2003
Fixed rate mortgages of consolidated entities, interest rates from 5.29% to 9.03% at March 31, 2004, maturity dates ranging from 2005 to 2013, collateralized by properties	$126,735	$127,290

Variable rate mortgages of consolidated entities, interest rates range from 3.1% to 4.8% at March 31, 2004, maturity dates ranging from 2004 to 2007, collateralized by properties	136,140	82,599

	$262,875	$209,889

As of March 31, 2004 and December 31, 2003 the domestic mortgage notes payable were collateralized by storage centers with a net book value of $250.0 million and $269.5 million, respectively.

Note G - Participation Rights

In May 2000, we formed a joint venture, CCP/Shurgard Venture, LLC (CCP/Shurgard), with an affiliate of JP Morgan Partners CCPRE-Storage, LLC (CCPRE). Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint venture. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). Our partner had the right to cause the joint venture to put those storage centers to us. The purchase price for the put is calculated as the greater of (a) that amount necessary to provide a specified return on the partners’ contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI (See Note U) divided by 9.25%, plus assumption or payoff of the allocated mortgage debt. We have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. Additionally, we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our joint venture partners’ share of the estimated option purchase price based on the best evidence available to us. The discount is amortized as a component of interest expense over the estimated term of the related agreements. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreements. The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our Condensed Consolidated Balance Sheets, and the related revenue and expenses of these properties are included in our Condensed Consolidated Statements of Income.

In September 2003, CCPRE exercised its right to have the joint venture put five properties to us. In March 2004 we gave notice of our intention to acquire one of the properties subject to the offer for $4.4 million and declined to purchase the remaining four properties at the put price. The properties that we did not agree to purchase under the put may be sold on the open market at the discretion of our joint venture partner. The decision not to purchase these four properties resulted in a $6.9 million reduction of our net participation rights liability at December 31, 2003, representing the accrued participation liability recorded for these properties through September 30, 2003, and a corresponding increase in income was recorded in interest income and other, net. An impairment loss of $7.5 million was recorded at December 31, 2003 to reflect the anticipated decline in value to be recovered by us upon disposition of the related properties in 2004. We relinquished all rights to the properties when we declined to purchase them, we account for this joint venture as a financing arrangement and therefore we ceased to consolidate these four properties and the related debt in March 2004. On June 25, 2004 we entered into a purchase and sale agreement with CCPRE to purchase CCPRE’s 80% membership interest in CCP/Shurgard. Assuming the terms and conditions are met the transaction will take place on December 15, 2004 at a purchase price of approximately $46 million.

The following table summarizes the estimated liability for participation rights and the related discount:

(in thousands)	March 31, 2004	December 31, 2003
Gross participation rights	$44,276	$44,676
Participation rights discount	(3,053)	(4,053)

Participation rights liability, net of discount	$41,223	$40,623

Note H - Storage Centers

Buildings and equipment are presented net of accumulated depreciation of $403.1 million and $322.0 million as of March 31, 2004 and December 31, 2003, respectively.

As of March 31, 2004 storage centers included building and equipment from Shurgard Europe of $934.6 million, net of accumulated depreciation of $71.3 million.

Note I – Acquisitions

Minnesota Mini-Storage

On June 30, 2003, we completed the acquisition of five entities owning a total of 19 self storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage. The results of Minnesota Mini- Storage have been included in our Condensed Consolidated Financial Statements since that date. We entered into this transaction to gain a market presence in Minnesota. As consideration in the transaction, we issued 3,050,000 shares of our common stock at closing and have agreed to issue an additional 50,000 shares if the properties meet certain revenue targets prior to the end of 2005. The acquisition was accounted for as a purchase transaction. Due to the contingent shares issuable, the purchase price is not yet finalized; thus, the allocation of the purchase price is subject to change. As of March 31, 2004 and December 31, 2003, we had recorded a liability of $1.8 million, in relation with the contingent purchase price, which is included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheet.

The following table summarizes unaudited pro forma results of operations for the three months ended March 31, 2003 as if Minnesota acquisition had taken place at the beginning of that period.

Pro Forma Results of Operations

	Three months ended March 31, 2003
(in thousands except share data)	As restated	Pro forma
Revenue	$69,942	$73,179
Income from continuing operations	$12,886	$14,413
Net Income	$13,254	$14,781

Net Income per Common Share - Basic:
Income from continuing operations available to common shareholders	$0.28	$0.29
Discontinued operations	0.01	0.01

Net income per share	$0.29	$0.30

Net Income per Common Share - Diluted:
Income from continuing operations available to common shareholders	$0.27	$0.29
Discontinued operations	0.01	0.01

Net income per share	$0.28	$0.30

Other acquisitions

On February 27, 2004 we acquired the remaining limited partner’s interests in Shurgard Institutional Fund L.P. (Institutional I) for $2.5 million and increased our share of ownership interest from 92.6% to 99%. The calculation of the purchase price payable for the acquired limited partner’s interests was governed by the terms of the partnership agreement of Institutional I, and was based upon the fair market value of the properties owned by Institutional I as determined by a third party appraisal.

Note J – Investment in Shurgard Europe

In 2001, 2002 and through April 2003 our ownership interest in Shurgard Europe was 7.6%. During the period from April 2003 through December 31, 2003, we entered into several transactions which resulted in an additional 47.15% indirect ownership in Shurgard Europe and 30.75 % direct ownership interest. Our combined direct and indirect ownership in Shurgard Europe at December 31, 2003 totaled 85.47% with an investment value of $319.3 million. The difference between our investment in Shurgard Europe and our proportionate share of the underlying equity was primarily a result of the fact that we paid more than book value for the ownership interests in Shurgard Europe acquired from our former investment partners. This difference was attributed to the underlying buildings and land owned by Shurgard Europe and, accordingly, the amount attributed to buildings is being depreciated over the remaining estimated useful lives. European operations are conducted in Belgium, Sweden, France, the Netherlands, the United Kingdom, Denmark and Germany. In January 2003, Shurgard Europe created a new joint venture entity, First Shurgard, to develop approximately 38 storage facilities in Western Europe. Shurgard Europe has a 20% interest in this venture. We owned or leased 122 properties in seven European countries containing approximately 6.7 million rentable square feet as of March 31, 2004.

As discussed in Note B, upon the adoption of FIN 46R we started consolidating Shurgard Europe and its subsidiary First Shurgard as of January 1, 2004.

Below is summarized financial information for Shurgard Europe. Shurgard Europe’s functional currency is the Euro. This financial information has been translated from the Euro to the U.S. dollar for reporting purposes. Non-monetary assets and liabilities are converted at historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of each period and income statement accounts are re-measured at the average exchange rate for each period. This financial information is presented before elimination of intercompany balances with Shurgard. Upon consolidation of Shurgard Europe as of March 31, 2004, the bonds payable to Shurgard of $59.1 million are eliminated as well as the related interest expense of $1.9 million.

Shurgard Self Storage S.C.A.

Condensed Consolidated Balance Sheets

(in thousands)	March 31, 2004	December 31, 2003
ASSETS
Storage centers:
Land	$167,344	$137,615
Buildings and equipment, net	476,130	400,397
Construction in progress	47,912	12,766

Total storage centers	691,386	550,778
Investment in and receivables from affiliates	—	29,824
Cash and cash equivalents	23,633	11,965
Other assets	42,940	31,902

Total assets	$757,959	$624,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$43,860	$41,637
Liabilities under capital leases	10,988	11,391
Bonds payable to Shurgard	59,062	57,287
Line of credit	444,309	376,553

Total liabilities	558,219	486,868

Minority interest	75,609	—

Shareholders’ equity	124,131	137,601

Total liabilities and shareholders’ equity	$757,959	$624,469

Shurgard Self Storage S.C.A.

Condensed Consolidated Statements of Operations

	For the three months ended March 31,
(in thousands)	2004	2003
		(as restated)
Revenue
Storage center operations	$22,666	$14,857

Total revenue	22,666	14,857

Expenses
Operating	16,601	11,744
Real estate taxes	1,331	896
Depreciation and amortization	4,297	4,105
General, administrative and other	1,769	1,189

Total expenses	23,998	17,934

Net loss from operations	(1,332)	(3,077)

Other Income (Expense)
Unrealized loss on derivatives	(243)	—
Minority Interest	4,267	—
Gain on sales of real estate	(105)	(1)
Interest income and other	54	61
Interest and other charges	(5,622)	(4,220)
Interest expense on bonds payable to Shurgard	(1,867)	(1,625)
Interest expense on subordinated loan to a related party	—	(2,693)
Unrealized foreign currency translation (loss) gain on bonds payable	(1,935)	1,580

Loss before income taxes	(6,783)	(9,975)
Income taxes	(23)	—

Net loss before cumulative effect of change in accounting principle	$(6,806)	$(9,975)
Cumulative effect of change in accounting principle	(2,339)	—

Net loss	$(9,145)	$(9,975)

Note K – Other Assets

The following table summarizes other assets per category:

(in thousands)	March 31, 2004	December 31, 2003
Non-competition agreements, net of amortization of $13,808 in 2004 and $7,979 in 2003	$3,418	$660
Financing costs, net of amortization of $22,611 in 2004 and $7,928 in 2003	18,051	6,217
Properties held for sale	8,753	1,530
Notes receivable	5,217	5,330
Receivables and prepaid assets	33,548	12,621
Other Real Estate Investments	1,071	1,521
Other assets, net of amortization of $937 in 2004 and $930 in 2003	9,920	6,443

Total other assets	$79,978	$34,322

As of March 31, 2004, the consolidated assets from Shurgard Europe account for $42.9 million of total other assets.

Note L – Shareholders’ Equity

During the three months ended March 31, 2004, we issued 8,768 shares of Class A Common Stock in connection with our Dividend Reinvestment Plan and 127,076 shares were issued in connection with the exercise of employee stock options. Additionally, 61,852 shares of restricted stock were granted to officers, key employees, and directors, and 3,834 shares of restricted stock were cancelled due to the termination of employees. We recorded stock compensation expense for restricted shares and discounted stock options of $995,000 and $203,000 for the three months ended March 31, 2004 and 2003 respectively.

Note M – Derivative Financial Instruments

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

In the US, we have entered into interest rate swaps to mitigate the risk of interest rate fluctuations and also have entered into an interest rate cap relating to a credit facility.

In order to reduce the risk of changes in the fair market value of assets attributable to fluctuating exchange rates, Shurgard Europe has entered into contracts for the hedging of investments made in currencies outside the Euro zone and financed by Euro denominated debt through the forward sale of such currencies.

In connection with financing agreements, Shurgard Europe also has purchased call options maturing on May 27, 2008, for the purchase of US dollars equating to €15,000,000 at a fixed exchange rate. This transaction does not qualify for hedge accounting.

Shurgard Europe has also purchased interest rate caps at a strike rate of 4.00% for notional amounts of €11,500,000 maturing in July 2005 and for notional amounts of €47,000,000 effective between March 2004 and March 2005. Our European operations also purchased interest rate swaps fixing the interest rate at 3.31% for notional amounts of €49,000,000 effective between March 2005 and March 2006, at 3.51% for notional amounts of €83,000,000 effective between July 2005 and May 2008 and at 4.17% for notional amounts of €54,000,000 between March 2006 and May 2008. At March 31, 2004, it was determined that these hedges were effective under SFAS No. 133.

We had derivative liabilities of $17.5 million and $14.8 million as of March 31, 2004 and December 31, 2003, respectively, including $2.2 million from Shurgard Europe as of March 31, 2004, that are included in accounts payable and other liabilities on our Condensed Consolidated Balance Sheet. We had $1.5 million derivative assets as of March 31, 2004 from financial instruments of our European subsidiaries, which are included in other assets on our Condensed Consolidated Balance Sheet.

Note N - Income Taxes

Taxable income from our domestic non-REIT activities are managed through Shurgard TRS, Inc., a taxable REIT subsidiary.

In January 2004, we started consolidating Shurgard Europe, which is subject to income taxes in the jurisdiction of the countries where its subsidiaries operate.

On June 28, 2003 we started consolidating Recom, a Belgian subsidiary that is subject to foreign income taxes. As of March 31, 2004 and December 31, 2003 Recom’s tax liability was $1.7 million and $1.8 million, respectively, which represents the outstanding tax liability for 2003 tax year.

The components of deferred tax assets (liabilities) for Shurgard’s taxable operations at March 31, 2004 and December 31, 2003 are included in the table below. As of March 31, 2004 and December 31, 2003, we had established a valuation allowance for the value of our deferred tax assets. Given the history of losses of our TRS and of our European operations we have concluded there is insufficient evidence at this point to justify recognition of the benefits of these deferred tax assets on our books.

(in thousands)	March 31, 2004	December 31, 2003
Domestic	$9,995	$9,410
Foreign	58,769	—

Net deferred tax asset before valuation allowance	68,764	9,410

Valuation allowance	(68,764)	(9,410)

Net deferred tax asset	$—	$—

Note O – Lease Obligations

We lease certain parcels of land and buildings under operating leases, including ground leases with terms up to 95 years. We also have five properties in Belgium and the Netherlands under capital leases with purchase options on the Belgian properties exercisable in 2011 and 2022, respectively. The liability under these capital leases was $11.0 million as of March 31, 2004, and is included in notes payable in our Condensed Consolidated Balance Sheets. The future minimum rental payments required under these leases are as follows (in thousands):

	Operating leases	Capital leases
2004	$6,518	$852
2005	8,287	857
2006	8,139	859
2007	7,053	862
2008	5,723	865
Thereafter	91,478	31,069

	$127,198	$35,364

Note P – Exit Costs

In December 2001, the Company’s Board of Directors approved an exit plan to discontinue the operations of STG in the Atlanta and Southern California markets. In connection with this decision, we accrued incremental costs expected to be incurred during the closing of the warehouses. These costs consisted of lease termination fees for warehouses and equipment, severance packages, charges to prepaid expenses and estimated loss on sale of containers during closing totaling $2.8 million.

In December 2003, the Board of Directors approved an exit plan to close the remaining STG warehouses in the Northern California, Oregon and Washington markets and the operations of Shurgard Preferred Partners. This decision caused us to evaluate the assets associated with these operations. By the end of the first quarter of 2004, we had ceased to use all of our containerized facilities. As of March 31, 2004, we had operating lease obligations through 2008 for all the warehouses and certain equipment. As of June 2004, we had entered in subleasing agreements for two warehouses and we were still examining sub-leasing possibilities for one warehouse. In the first quarter 2004, we recognized at its fair value, a liability of approximately $2.0 million including $1.8 million for the remaining lease rentals reduced by estimated sublease rentals, and remaining severance payments. Also, in the first quarter of 2004 we incurred termination benefits, contract termination costs and costs associated with the relocation of customers of approximately $326,000. The exit costs are included in General, administrative and other on our Condensed Consolidated Statement of Income as of March 31, 2004.

The following table summarizes costs incurred since January 2002 for exiting our containerized storage operations which have been applied to this accrual:

(in thousands)

Total accrued exit costs as of January 1, 2002	$2,790
Payments made	(1,771)

Total accrued exit costs as of December 31, 2002	1,019
Payments made	(507)

Total accrued exit costs as of December 31, 2003	512
Exit costs for 2004 warehouse closings	2,276
Payments made	(463)

Total accrued exit costs as of March 31, 2004	$2,325

Note Q - Net Income Per Share

The following summarizes the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2004 and 2003 (in thousands except per share data):

	Earnings (loss)	Basic and Diluted Per share
For the three months ended March 31, 2004
Number of shares		45,652
Income from continuing operations	$2,757
Less: preferred distributions	(2,974)

Loss from continuing operations available to common shareholders	(217)	$(0.01)
Income from discontinued operations	330	0.01

Income before cumulative effect of change in accounting principle less preferred distributions	113	—
Cumulative effect of change in accounting principle	(2,339)	(0.05)

Net Loss	$(2,226)	$(0.05)

	Earnings (loss)	Basic Per share	Effect of dilutive stock options	Diluted Per share
For the three months ended March 31, 2003
Number of shares		35,878	423	36,301
Income from continuing operations	$12,886
Less: preferred distributions	(2,974)

Income from continuing operations available to common shareholders	9,912	$0.28	$(0.01)	$0.27
Discontinued operations	368	0.01	—	0.01

Net Income	$10,280	$0.29	$(0.01)	$0.28

Note R – Foreign operations

All of our international operations are conducted through Shurgard Europe which we started consolidating as of January 1, 2004. Our international revenues amounted to $22.7 million, or 23% of total revenue for the three months ended March 31, 2004.

The functional currency for Shurgard Europe is the local currency of the country in which the entity is located (Euro for members of the European Union that have adopted the Euro, Krona for Sweden, Pound Sterling for the United Kingdom, Krone for Denmark). Additionally, Recom, a consolidated foreign entity with a U.S. dollar functional currency, has transactions that are denominated in currencies other than U.S. dollars. In such cases, non-monetary assets and liabilities are converted to U.S dollar at historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of the period and income statement accounts are re-measured at the average exchange rate for the period.

A $2 million unrealized foreign exchange loss was recorded for the three months ended March 31, 2004 as a result of our international operations, which is included in interest income and other, net on our Condensed Consolidated Statement of Income. We had no foreign exchange gain or loss for the three months ended March 31, 2003.

Note S – Related Party Transactions

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we own 85.47% as of March 31, 2004. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $55 million with an additional $20 million that can be drawn by First Shurgard only in the event of a default on the five year debt facility between First Shurgard and a group of commercial banks. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at any time prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement with Shurgard Europe entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $20 million entitles us to a commitment fee of 2% of the $20 million. Prior to the consolidation of Shurgard Europe these fees were being recognized in income using the effective interest method over the extended term of the bonds. As of December 31, 2003, $55.3 million of U.S. dollar denominated bonds had been issued to us under this commitment including $6.0 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included on our Condensed Consolidated Balance Sheets in notes receivable affiliate as of December 31, 2003 and the related income and fees are included in our Condensed Consolidated Statements of Income in interest income other, net for the period ended March 31, 2003. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in interest income and other and therefore the impact of interest is eliminated in the Condensed Consolidated Statements of Income as of March 31, 2003.

On July 8, 2003, we loaned €1.9 million ($2,151,940 based on exchange rates as of July 8, 2003, which rates were applied in all the amounts listed below) to E-Parco, a Belgian company which is owned by certain employees of Shurgard Europe. E-Parco has an indirect ownership interest in Shurgard Europe through Recom, a Belgian company and Shurgard subsidiary. The proceeds of this loan were used by E-Parco to repurchase its shares from Mr. Grant, an officer of the Company, and certain former employees of Shurgard Europe. Mr. Grant received €1.2 million ($1,359,120) for his shares and €0.7 million ($792,820) was paid to the former employees. The purchase price for the E-Parco shares was based on recent third party sales transactions for interests in Shurgard Europe. As partial consideration for the loan, E-Parco granted Shurgard an option to purchase its 377 Recom shares for €4.3 million ($4,870,180) plus forgiveness of the loan including accrued interest. We exercised the option on June 1, 2004 and closed the purchase of E-Parco shares on July 2, 2004. As of July 2, 2004, we are the sole shareholder of Recom.

Note T – Discontinued Operations

For those properties disposed of or held for sale for which SFAS No. 144”Accounting for the Impairment or Disposal of Long-Lived Assets” is applicable the operations and gain or loss on the sale of the storage centers have been included in the caption discontinued operations on our Condensed Consolidated Income Statements or as of March 31, 2004. In the first quarter 2004, we had designated as held for sale four storage centers located in California that were disposed of in June 2004 (see Note W). These properties totaled $7.0 million as of March 31, 2004 and are included as properties held for sale in other assets on the Condensed Consolidated Balance Sheet. We have presented these storage centers as discontinued operations for the three months ended March 31, 2004 and 2003. Also, in March 2004, we relinquished our rights to four other properties held by a joint venture accounted for as a financing arrangement (see Note G). Due to our continuing involvement in the management of these properties for a fee, they are not categorized as discontinued operations in the Condensed Consolidated Income Statement, but they are presented in the disposed category in our Segment reporting (see note U).

As of March 31, 2004 and 2003 we had no realized gains on sales of real estate from discontinued operations. The following table summarizes income from discontinued operations (In thousands):

	Three months Ended March 31,
	2004	2003
Discontinued operations:
Revenue	$614	$642
Operating expense	(181)	(171)
Depreciation and amortization	(72)	(73)
Real estate taxes	(31)	(30)

Income from discontinued operations	$330	$368

Note U - Segment Reporting

Following the consolidation of Shurgard Europe beginning January 1, 2004, we have added two new reportable segments, European Same Store and European New Store, to the segments reported in our 2003 Annual Report on Form 10-K. Shurgard currently has four reportable segments: Domestic Same Store and New Store and European Same Store and New Store. We have restated the previously reported segment information for 2003 to include our European segments’ information, however the new composition of our segments is additive only and does not change previously reported segment results for our domestic operations. For the purpose of reconciliation of the segment reporting to the Condensed Consolidated Statement of Income, the 2003 results of our European segments are classified in unconsolidated joint ventures.

Our definition of Same Store includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24-48 months. New Store includes existing domestic facilities that had not been acquired as of January 1 of the previous year as well as developed properties that have not been operating a full two years as of January 1 of the current year.

These reportable segments allow us to focus on improving results from our existing real estate assets and renting up our new facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. NOI is defined as storage center operations revenue less direct operating expenses and real estate taxes, but does not include any allocation of indirect operating expenses. Indirect and leasehold expenses include land or building lease expense and certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Indirect operating expenses are allocated to stores based on number of months in operation during the period and does not include containerized storage operations, internal real estate acquisition costs or abandoned development expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers. We do not allocate development and acquisition expense, depreciation and amortization, general, administrative and other, impairment, interest expense, interest income and other, net or minority interest to the segments.

The following table illustrates the results using the 2004 Same Store and New Store base for reportable segments as of and for the three months ended March 31, 2004 and 2003. Same Store include all stores acquired prior to January 1, 2003, and developments opened prior to January 1, 2002. New Store represent all stores acquired after January 1, 2003, and developments opened after January 1, 2002. Disposed stores represent properties sold during 2004:

Three months ended March 31, 2004 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Total
Storage center operations revenue	$69,865	$6,457	$17,486	$5,180	$493	$99,481
Less unconsolidated joint ventures	—	(227)	—	—	—	(227)

Consolidated revenue	69,865	6,230	17,486	5,180	493	99,254
Direct operating and real estate tax expense	23,260	4,038	7,520	5,477	351	40,646
Less unconsolidated joint ventures	—	(187)	—	—	—	(187)

Consolidated direct operating and real estate tax expense	23,260	3,851	7,520	5,477	351	40,459

Consolidated NOI	46,605	2,379	9,966	(297)	142	58,795
Indirect expense	3,601	405	2,103	1,760	—	7,869
Leasehold expense	918	107	405	108	—	1,538
Less unconsolidated joint ventures	—	(1)	—	—	—	(1)

Consolidated indirect and leasehold expense	4,519	511	2,508	1,868	—	9,406

Consolidated NOI after indirect and leasehold expense	$42,086	$1,868	$7,458	$(2,165)	$142	$49,389

Three months ended March 31, 2003 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Total
	(as restated)	(as restated)			(as restated)	(as restated)
Storage center operations revenue	$67,396	$981	$13,635	$1,222	$997	$84,231
Less unconsolidated joint ventures	—	—	(13,635)	(1,222)	(81)	(14,938)

Consolidated revenue	67,396	981	—	—	916	69,293
Direct operating and real estate tax expense	22,702	987	6,360	2,029	599	32,677
Less unconsolidated joint ventures	—	—	(6,360)	(2,029)	(46)	(8,435)

Consolidated direct operating and real estate tax expense	22,702	987	—	—	553	24,242

Consolidated NOI	44,694	(6)	—	—	363	45,051
Indirect expense	3,695	119	2,154	1,059	—	7,027
Leasehold expense	848	170	311	60	—	1,389
Less unconsolidated joint ventures	—	—	(2,465)	(1,119)	(3)	(3,587)

Consolidated indirect and leasehold expense	4,543	289	—	—	(3)	4,829

Consolidated NOI after indirect and leasehold expense	$40,151	$(295)	$—	$—	$366	$40,222

The following table reconciles the reportable segments storage centers operations revenue per the table above to consolidated total revenue for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
(in thousands)	2004	2003
		(as restated)
Consolidated Storage center operations	$99,254	$69,293
Discontinued operations revenue	(614)	(642)
Other	800	1,291

Total revenue	$99,440	$69,942

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
(in thousands)	2004	2003
		(as restated)
Consolidated direct operating and real estate tax expense	$40,459	$24,242
Discontinued operations direct expenses and real estate tax expense	(182)	(170)
Consolidated indirect operating and leasehold expense	9,406	4,829
Discontinued operations indirect expenses and leasehold expense	(30)	(31)
Other operating expense	1,098	803

Consolidated operating and real estate tax expense	$50,751	$29,673

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
(in thousands)	2004	2003
		(as restated)
Consolidated NOI after indirect and leasehold expense	$49,389	$40,222
Discontinued operations NOI after indirect and leasehold expense	(402)	(441)
Other revenue	800	1,291
Other operating expense	(1,098)	(803)
Depreciation and amortization	(20,254)	(13,687)
General, administrative and other	(9,220)	(2,606)
Equity in earnings (losses) of other real estate investments, net	2	(628)
Interest on loans	(18,809)	(10,699)
Amortization of participation rights discount	(1,000)	(279)
Unrealized loss on derivatives	(777)	(1,033)
Interest (expense) income and other, net	(1,436)	1,775
Minority interest	5,585	(226)
Income tax expense	(23)	—
Income from discontinued operations	330	368
Cumulative effect of changes in accounting principle	(2,339)	—

Net income	$748	$13,254

Note V -Contingent Liabilities and Commitments

The following table summarizes our contractual obligations, commitments and contingent liabilities as of March 31, 2004:

	Payments due by Period
(in thousands)	Total	2004	2005-2006	2007-2008	2009 and beyond
Contractual Obligations
Long-term debt	$762,875	$106,279	$27,946	$142,670	$485,980
Capital and operating lease obligations	162,562	7,370	18,142	14,503	122,547
Participation rights liability	41,223	41,223	—	—	—

Totals	$966,660	$154,872	$46,088	$157,173	$608,527

	Amount of Commitment Expiration per Period
(in thousands)	Total amounts committed	2004	2005-2006	2007-2008	2009 and beyond
Other Commercial Commitments & Contingent Liabilities
Development contract commitments	$105,840	$105,840	$—	$—	$—
Development loan Commitments	4,070	4,070	—	—	—
Commitment to purchase property	4,433	4,433	—	—	—
Affiliated developer guarantee	14,048	14,048	—	—	—

Totals	$128,391	$128,391	$—	$—	$—

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

In April 2004, the Board of Directors of Shurgard approved the exercise of our option to purchase the remaining shares of Recom owned by E-Parco for €4.3 million ($5.2 million as of March 31, 2004) plus forgiveness of a €1.9 million ($2.3 million as of March 31, 2004) loan including accrued interest from July, 2003. We exercised the option on June 1, 2004 and closed the purchase of E-Parco shares on July 2, 2004. We are now the sole shareholder of Recom.

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

On June 25, 2004 we entered into a purchase and sale agreement with CCPRE to purchase CCPRE’s 80% membership interest in CCP/Shurgard. Assuming the terms and conditions are met the transaction will take place on December 15, 2004 at a purchase price of approximately $46 million.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for the three months ended March 31, 2003. See Note C to the Condensed Consolidated Financial Statements for a discussion of this matter. The aggregate impact of all restatement items resulted in a decrease in net income available to common shareholders compared to previously reported amounts of $759,000 ($0.02 per diluted share).

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects”, “should”, “estimates”, “expects” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including the risk that changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, the risk that new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses, the risk that tax law changes may change the taxability of operating and construction expenses, the risk that tax law changes may change the taxability of future income, the risk that increases in interest rates may increase the cost of refinancing long term debt, the risk that our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism; and the risk that our interest in Shurgard Europe may be adversely affected if that entity is unable to complete formation and funding of its contemplated development joint ventures. We may also be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures of the Company. Other factors that could affect our financial results are described below in PART I - Item 1 of our 2003 Annual report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

CONSOLIDATED STATEMENT OF INCOME

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

Net Income: As of January 1, 2004, pursuant to FIN 46R, we started consolidating the results of our 85.47% owned subsidiary Shurgard Europe and its 20% owned subsidiary First Shurgard. Therefore our results for the first quarter of 2004 are not directly comparable to the same quarter of the prior year, when we accounted for our then 7.57% interest in Shurgard Europe on the equity basis. We had a net income of $748,000 for the quarter ended March 31, 2004 compared to net income of $13.3 million for the quarter ended March 31, 2003, primarily due to higher losses due to the consolidation of Shurgard Europe, financing costs related to the increased ownership in Shurgard Europe, costs related to the cessation of our containerized storage operations, and higher General and Administrative and other expenses as further discussed below. Shurgard Europe accounts for an $8.1 million decrease in net income in our Condensed Consolidated Financial statements for the quarter ended March 31, 2004 including $2.3 million of cumulative effect of change in accounting principle. The following table summarizes the main components of the decrease in Net income for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003:

	Three months ended March 31, 2004
(In thousands except per share data)	Change in Income	Diluted earnings per share
Impact of :
Increase in ownership of Shurgard Europe (net of minority interest)	$(2,173)	$(0.07)
Increase in unrealized foreign exchange loss on intercompany bonds	(2,055)	(0.06)
Additional depreciation on basis difference of Shurgard Europe's assets	(1,549)	(0.03)
Cumulative effect of change in accounting principle	(2,339)	(0.05)
Increase in domestic operating income before General, administrative and other	2,966	0.08
Exit costs of containerized storage operations (STG)	(2,276)	(0.06)
Increase in stock compensation expense	(792)	(0.02)
Increase in domestic General, administrative other than STG exit costs and stock compensation expense	(1,805)	(0.05)
Increase in interest on loans	(2,499)	(0.07)
Increase in amortization of participation rights discount	(721)	(0.02)
Other, net	737	0.02

Decrease in Net income	$(12,506)	$(0.33)

Storage Center Operations Revenue: Storage center operations revenue rose $30.0 million, or 44% due substantially to the consolidation of Shurgard Europe which contributed $22.7 million of revenue. Domestic storage center operations revenue increased 10.7% as a result of the factors discussed under SEGMENT PERFORMANCE.

Other Revenue: Other revenue of $800,000 decreased $491,000 from March 31, 2003 due to the closing of our containerized storage operations.

Operating expenses: Operating expenses increased $18.9 million in the first quarter of 2004 of which $16.6 million relates to our consolidation of our European operations. U.S. operating expenses increased 10.3% primarily as a result of an increase in the number of stores. See discussion of certain of these expenses under SEGMENT PERFORMANCE.

Depreciation: and Amortization: Depreciation and amortization increased $6.6 million in 2004. Shurgard Europe accounted for $5.8 million of the increase, including $1.5 million of depreciation of the excess value we paid for our ownership interest in Shurgard Europe over the book value that we allocated to buildings. Depreciation and amortization of domestic facilities increased 5.3% over a year ago due to the increase in the number of stores.

General, Administrative and Other Expenses: General and administrative expenses increased $6.6 million for the first quarter of 2004 of which $1.8 million relates to our European operations. Of the remaining $4.8 million increase, $2.3 million is due to the closure of Storage To Go, LLC warehouses, approximately $765,000 relates to stock compensation expense and the remainder is primarily due to increased compensation expense as a result of newly created management positions and an increase in professional fees. The increase in stock compensation expense results from the Company’s increased use of restricted shares grants to compensate its executives over grants of stock options.

Interest on loans: Interest expense increased $8.1 million or 76% in the first quarter 2004 compared with the first quarter ended March 31, 2003. The consolidation of Shurgard Europe accounted for $5.6 million of the increase. Interest expense was also up due to the issuance of $200 million notes payable in March 2003 and increase in the use of our line of credit, utilized primarily to finance the purchase of part of the increased ownership in Shurgard Europe.

Amortization of Participation Rights discount: The amortization of the participation rights discount expense increased $721,000 in 2004 based on a re-evaluation of our estimate of participation rights liability and the projected timing of our joint venture’s exercise of their put option and the related expected cash flows.

Interest Income and Other: Interest income and other was a loss of $1.4 million in the first quarter of 2004 compared with income of $1.8 million as of March 31, 2003. The first quarter of 2004 includes an unrealized foreign exchange loss of $2.0 million, whereas we had no foreign exchange loss in the first quarter 2003 and had interest income of $1.5 million from Shurgard Europe.

Unrealized Loss on Derivatives: The unrealized loss on financial instruments is the loss recognized for the changes in the fair market value of those financial instruments that do not qualify for hedge accounting treatment under SFAS No.133.

Minority Interest: The minority interest benefit was $5.6 million in the first quarter of 2004 compared with an expense of $200,000 as of March 31, 2003. Approximately $4.3 million of the 2004 minority interest relate to the consolidation of First Shurgard, in which we hold a 20% ownership interest, and $1.3 million to the consolidation of Shurgard Europe of which we hold a 85.47% interest.

Income Tax Expense: We have recorded a full valuation allowance against our net deferred tax assets for the three months ended March 31, 2004 and 2003.

Cumulative effect of change in accounting principle: We recorded a cumulative effect of change in accounting principle upon implementation of FIN 46R as a result of the consolidation of First Shurgard (see Note B to our Condensed Consolidated Financial Statements).

Discontinued operations: We have reclassified the operating income of four storage centers in California that were held for sale as of March 31, 2004 and that were sold subsequently to the end of the quarter. See further discussion in Note T to our Condensed Consolidated Financial Statements.

UNCONSOLIDATED OPERATIONS

The following table shows equity in earnings (loss) from unconsolidated real estate investments for the three months ended March 31, 2004 and 2003. All income and loss amounts reflect our pro rata ownership percentage and are reported as Equity in (Earnings) from Other Real Estate Investments, net in our Condensed Consolidated Statement of Net Income.

Equity in earnings (losses) of other real estate investments, net

	For the three months ended March 31,
(in thousands)	2004	2003
		(as restated)
Shurgard Europe	$—	$(626)
Other real estate investments	2	(2)

Total	$2	$(628)

Our net loss from European operations was $626,000 for the three months ended March 31, 2003. Our European subsidiary wholly or partially owns and operates 122 stores in seven countries.

Other

In June 2002, we began a new tenant referral insurance program. Under this program, policies are issued and administered by a third party for a fee and the storage centers receive a cost reimbursement for handling certain administrative duties. SS Income Plan, a taxable REIT subsidiary, receives income, if any, from the policies sold to a customer referred to by the Company, less claims and expenses. SS Income Plan reimburses the third party administrator for reinsuring losses of SS Income Plans’ maximum loss exposure. During the three months ended March 31, 2004 and 2003, we recognized $370,000 and $228,000 in revenue, respectively, based on profits.

In December 2002, we contributed all inventory owned by us and our wholly-owned subsidiaries into SS Income Plan, a wholly owned subsidiary of Shurgard TRS, our taxable REIT subsidiary. Beginning in 2003, inventory sales are conducted through this entity.

As of March 31, 2004 we had net deferred tax assets before valuation allowance of $68.8 million, primarily resulting from our history of losses in our European operations and in our containerized storage operations. We have assessed the recoverability of those assets and concluded that the positive evidence that we will be able to use those NOLs, based on expected income from our insurance program in the US and net income in Europe, does not overcome the negative evidence associated with losses incurred since inception. As a result, we have recognized a full allowance against our net deferred tax asset of $68.8 million and $9.4 million at March 31, 2004 and December 31, 2003, respectively.

SEGMENT PERFORMANCE

We have historically evaluated performance of our real estate assets in two segments: Domestic Same Store and New Store. Following the consolidation of Shurgard Europe beginning January 1, 2004, we have added two new reportable segments, European Same Store and European New Store, to the segments reported in our 2003 Annual Report on Form 10-K. Same Store, represents those storage centers and business parks that are not in the rent-up stage and for which historical information is available. New Store, represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. We evaluate all stores on the same basis regardless of ownership interest in the property. We believe net operating income (NOI) is a meaningful disclosure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is defined as Storage center operations revenues less direct operating and real estate tax expense for each of our properties. For a reconciliation of Same Store and New Store NOI to net income see Note U to our Condensed Consolidated Financial Statements. The following sections discuss the performance of these segments for domestic properties and the European operations section discusses the performance of these segments for domestic properties.

Domestic Same Store

Our definition of Domestic Same Store includes domestic existing stores acquired prior to January 1 of the previous year as well as domestic developed properties that have been operating for a full two years as of January 1 of the current year. Our definition of Same Store results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, so we then include these stores in the previous year’s comparable data. Other storage companies may define Same Store differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at March 31, 2004 and 2003.

		(In millions)	Total Net Rentable sq. ft. when all phases are complete
	Number of Properties	Total Storage Center Cost (1)		Average Occupancy		Average Annual Rent (per sq. ft) (2)
				2004	2003	2004	2003
Same Store since 2004	60	$170.4	4,379,000	75%	69%	$7.95	$7.73
Same Store since 2003	30	137.3	1,846,000	81%	75%	12.89	12.31
Same Store since 2002 or prior	327	1,200.7	21,176,000	85%	84%	11.83	11.71

Same Store total	417	$1,508.4	27,401,000	83%	81%	$11.34	$11.22

	(In thousands)		(In thousands)
	Revenue		NOI (after leaseholds expenses)
	2004	2003	2004	2003
Same Store since 2004	$7,119	$6,299	$4,023	$3,388
Same Store since 2003	5,198	4,797	2,700	2,403
Same Store since 2002 or prior	57,548	56,300	38,964	38,055

Same Store total	$69,865	$67,396	$45,687	$43,846

(1)	Total capitalized costs to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store Results (1)

	For the three months ended March 31,
(dollars in thousands)	2004	2003	% Change
		(as restated)
Storage center operations revenue	$69,865	$67,396	3.7	%(a)
Operating expense:
Personnel expenses	7,683	6,855	12.1	%(b)
Real estate taxes	6,466	6,465	0.0%
Repairs and maintenance	2,186	1,959	11.6	%(c)
Marketing expense	1,484	1,856	-20.0	%(d)
Utilities and phone expenses	2,625	2,606	0.7%
Store admin and other expenses	2,816	2,961	-4.9%

Direct operating and real estate tax expense	23,260	22,702	2.5%

NOI	46,605	44,694	4.3%
Leasehold expense	918	848	8.3%

NOI after leasehold expense	45,687	43,846	4.2%
Indirect operating expense (2)	3,601	3,695	-2.5	%(e)

NOI after indirect operating and leasehold expense	$42,086	$40,151	4.8%

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(a) During the first three months of 2004, Same Store revenue increased 3.7% over the same period in 2003, of which 1.2% accounts for storage centers that have been in the Same Store pool since the beginning of 2004. Starting in the fourth quarter 2003, we have started to see an improvement in economic conditions that has enabled us to increase occupancy by 2.5% and annual rental rates by 1.1%.

(b) Personnel expenses have increased due to an increase in hourly rate for store managers and employees and increased employee coverage in the store offices to better handle peak customer traffic and be able to open on Sundays.

(c) We have increased our focus on repairs and maintenance resulting in higher expenses.

(d) The decrease in marketing expenses reflects higher levels of productivity from the consolidation of activities at our sales center along with a reduction of employees in our marketing department.

(e) Indirect operating expenses decreased as they are spread over a larger number of stores.

Domestic New Store

Our definition of New Store, as shown in the table below, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. The following table summarizes New Store operating performance as defined at March 31, 2004 and 2003.

New Store Results (1)

	Acquisitions Three months Ended		Developments Three months Ended		Total New Stores Three months Ended
	March 31,		March 31,		March 31,
(dollars in thousands except average rent)	2004	2003	2004	2003	2004	2003
		(as restated)		(as restated)		(as restated)
Storage center operations revenue	$3,568	$—	$2,889	$981	$6,457	$981
Operating expense:
Personnel expenses	399	—	701	313	1,100	313
Real estate taxes	544	—	692	308	1,236	308
Repairs and maintenance	239	—	130	57	369	57
Marketing expense	223	—	310	95	533	95
Utilities and phone expenses	162	—	269	113	431	113
Store admin and other expenses	141	—	228	101	369	101

Direct operating and real estate tax expense	1,708	—	2,330	987	4,038	987

NOI	1,860	—	559	(6)	2,419	(6)
Leasehold expense	—	—	107	170	107	170

NOI after leasehold expense	1,860	—	452	(176)	2,312	(176)
Indirect operating expense (2)	150	—	255	119	405	119

NOI after indirect operating and leasehold expense	$1,710	$—	$197	$(295)	$1,907	$(295)

Avg. sq. ft. occupancy	78%	—	52%	41%	63%	41%
No. of properties	20	—	32	15	52	15

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

Increases from year to year in NOI for the New Store portfolio reflect the greater number of properties and, correspondingly, property months for the periods presented. Although this increase gives some indication of how much of our overall NOI growth results from New Store, we do not regard it as a good method of evaluating the performance of assets within this segment. Rather, we use other methods, including primarily comparisons of actual results to targeted NOI for the appropriate period from opening or at maturity. The performance of our domestic acquisitions and developments are discussed in the sections that follow.

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

The following table summarizes our acquisition activity from 2002 to 2004 for the three months ended March 31:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				2004	2003	2004	2003
Acquisitions in 2004 (3)	—	$—	—	—	—	$—	$—
Acquisitions in 2003	20	99.0	1,450,000	78%	—	11.93	—
Acquisitions in 2002	48	115.2	3,632,000	75%	70%	7.37	7.28

(1)	Total capitalized costs to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)	We did not have any acquisitions during the first quarter of 2004.

During 2003, we purchased 20 storage centers. On June 30, 2003, we purchased 19 storage centers from the owners of Minnesota Mini Storage for 3,050,000 shares of our Common Stock (see Note I to our Consolidated Financial Statements), the equivalent of $89.5 million. These 19 stores had an occupancy of 78% for the three months ended March 31, 2004 and a yield of 7.9% (calculated as the first quarter 2004 NOI annualized divided by the purchase price). One additional storage center was purchased from a California developer on December 31, 2003 for $6.3 million, and had occupancy of 91% at March 31, 2004.

During 2002, we purchased eight individual storage centers totaling 481,000 net rentable square feet for a purchase price of $27.1 million. These properties are in the following locations: three in Indiana, one in Maryland, one in California, one in Illinois and two in Florida. The average occupancy of these stores was 64% as of March 31, 2004, which is below our projected stabilized occupancy as five of these stores are still in rent-up. We expect these stores to reach stabilization within the next ten to twenty-four months. The first quarter 2004 yield on these eight storage centers is 4.9% (calculated as first quarter 2004 NOI annualized divided by the purchase price).

On June 26, 2002, we purchased a 74% interest in Morningstar Storage Centers, LLC (Morningstar) for $62.1 million which owns and operates 40 storage centers in North Carolina and South Carolina that consist of 3,145,000 net rentable square feet. We also entered into an agreement with certain members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. Occupancy for these 40 stores is 77%. Under this agreement we receive distributions in excess of our ownership interest in the first three years. From July 1, 2003 to June 30, 2004, we receive 87% of available cash flows (as defined in the purchase agreement). Beginning July 1, 2004, we will receive 75% of available cash flows. The Company’s first quarter 2004 yield on our investment is 9% (calculated as the cash flow we received from distributions divided by the purchase price of the investment).

Domestic Development

Our investment strategy includes development of new storage centers in markets in which we currently operate. This is primarily due to our focus on maintaining control of quality standards and consistent building design to develop brand awareness. We typically target yields for developments at 11% to 12% once we achieve stable occupancy. Targeted yield is calculated as projected annualized NOI divided by the total invested cost. We normally project new storage properties to rent-up at occupancy rates of between 3% and 4% per month. In order to maintain this pace of lease-up over the past three years we have needed to offer reduced rates to attract new customers. As a result, on the developments of the past three years, our stores have been renting with occupancy growth at 4% per month but at a rental rate that is lower than projected. We can give no assurance that the projections noted above regarding the development projects will occur in the future. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, are more than projected or if we are unable to obtain the projected rental rates for the project. See Risk Factors in Item 1 Business of our 2003 Annual Report on Form 10-K.

The following table summarizes our domestic development activity from 2002 to 2004 for the three month period ended March 31:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				2004	2003	2004	2003
Developments in 2004	4	$24.2	262,000	16%	—	$8.44	$—
Developments in 2003	14	72.7	843,000	43%	—	9.77	—
Developments in 2002	14	77.0	870,000	68%	41%	11.17	9.59

Development total	32	$173.9	1,975,000	52%	41%	$10.58	$9.59

	(In thousands)		(In thousands)
			NOI
	Revenue		(after leasehold expenses)
	2004	2003	2004	2003
Developments in 2004	$73	$—	$(183)	$—
Developments in 2003	1,002	—	(67)	(34)
Developments in 2002	1,814	981	702	(142)

Development total	$2,889	$981	$452	$(176)

(1)	Total capitalized costs to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the store has not been opened a full year.

During the first quarter of 2004, we opened four new storage centers in California, South Carolina, Michigan and New Jersey.

The first of fourteen storage centers developed in 2003 was opened in March; the next three opened in the second quarter; seven were opened in the third quarter and the remaining three opened in the fourth quarter. The 2003 developments were open an average 8 months of operations. These stores had an occupancy rate of 43% at March 31, 2004 and at this stage are performing according to projections.

The fourteen domestic storage centers that we developed in 2002 as a group generated $702,000 in NOI (after leasehold expenses) during the first quarter 2004, have been open an average of 21 months and had an average occupancy of about 68% for the first quarter 2004. This represents a rent-up which is somewhat below projections. This is attributable primarily to two storage centers that have been particularly slow to rent up that had occupancies at March 31, 2004 of 42% and 49%.

Domestic developments under construction

In addition to the operating properties discussed in Segment Performance, we have 6 properties under construction or pending construction. The following table summarizes the properties under construction as of March 31, 2004.

(dollars in thousands)	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of March 31, 2004
Developments Under Construction:
Construction in progress	4	17,529	10,416
Land purchased pending construction	2	11,695	4,281

Total	6	$29,224	$14,697

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

Included in construction in progress at March 31, 2004 is $3.5 million in costs related to ongoing capital improvement projects and $7.7 million in developments costs incurred on projects prior to commencement of construction.

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

Summary of European Properties

	Shurgard Europe			First Shurgard
(dollars in millions)	Number of Open Properties	Total Net Rentable Sq. Ft. (1)	Estimated Total Cost (2)	Number of Open Properties	Total Net Rentable Sq. Ft. (1)	Estimated Total Cost (2)
Country:
Belgium	18	1,052,000	$77.3	—	—	$—
Netherlands	23	1,247,000	124.5	6	301,000	33.7
Germany	—	—	—	5	268,000	33.6
France	24	1,294,000	135.0	6	318,000	35.2
Sweden	20	1,143,000	108.4	2	94,000	11.6
Denmark	4	215,000	26.7	1	51,000	7.7
United Kingdom	12	635,000	121.8	1	53,000	11.4

	101	5,586,000	$593.7	21	1,085,000	$133.2

(1)	Total net rentable square feet and estimated total cost when all phases are complete.
(2)	The actual completed cost of these projects are reported in U.S. dollars translated at the March 31, 2004 exchange rate of $1.22 to the Euro.

European Same Store Operations

The definition for Same Store includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Therefore no properties from First Shurgard are included in the Same Store portfolio. The following table summarizes the performance of the 72 European Same Store for the three months ended March 31, 2004 and 2003. The Same Store include properties located in all of the markets in which we operate with the exception of Germany as the first store in that market opened in 2003.

			Percent change compared to prior year
	Number of Properties	Q1 2004 Average Occupancy	Occupancy	Rates	Revenue	NOI
Belgium	15	76.1%	1.5%	2.6%	4.7%	14.4%
Netherlands	15	67.7%	15.1%	-2.5%	10.4%	51.9%
France	16	79.2%	15.2%	-1.4%	14.6%	17.7%
Sweden	17	70.2%	14.8%	-2.9%	10.9%	10.0%
Denmark	2	69.3%	22.6%	-1.8%	23.8%	97.3%
United Kingdom	7	69.9%	1.7%	4.9%	7.6%	0.2%

Europe Totals	72	72.9%	10.6%	-0.2%	10.4%	18.0%

	Three months ended March 31,
(in thousands except average rent)	2004	2003 (4)	% Change (1)
Storage center operations revenue	$17,486	$15,836	10.4	%(a)
Operating expense:
Personnel expenses	2,363	2,258	4.7	%(b)
Real estate taxes	854	830	2.9%
Repairs and maintenance	654	616	6.2%
Marketing expense	1,264	1,301	-2.8%
Utilities and phone expenses	551	625	-11.8%
Store admin and other expenses	1,834	1,760	4.2%

Direct operating and real estate tax expense	7,520	7,390	1.8%

NOI	9,966	8,446	18.0%
Leasehold expense	405	363	11.6%

NOI after leasehold expense	9,561	8,083	18.3%
Indirect operating expense (2)	2,103	2,504	-16.0	%(c)

NOI after indirect operating and leasehold expense	$7,458	$5,579	33.7%

Avg. annual rent per sq. ft. (3)	$21.21	$21.25	-0.2	%(a)
Avg. sq. ft. occupancy	72.9%	65.9%	10.6	%(a)
Total net rentable sq. ft.	4,078,000	4,078,000
No. of properties	72	72

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rate for the first quarter of 2004 for the 2004 to 2003 comparison.
(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(4)	The 2003 results were unconsolidated in our Condensed Consolidated Financial Statements.

(a) The increase in revenue in the first quarter of 2004 over the prior year is primarily the result of increases in occupancy of 10.6% offset by slightly lower average rental rates. France is one of the countries driving the Same Store growth in occupancy. The 11 French storage centers open in 2000 and earlier have recorded an average occupancy of 80.5% during the first quarter of 2004, up from 75.6% during the same period of 2003. Sweden also experienced an increase in occupancy as a result of increased focus and resources in sales and marketing. The occupancy of the 11 Swedish stores open in 2000 and earlier increased from 68.2% to 72.6% in the quarter ended March 31, 2004 compared to the previous year.

As a result of the above, revenue increased 10.4% when compared to the first quarter of 2003 translated at constant exchange rates. The revenue in US dollars, when translated at the applicable average period rates, increased by 28.2% due to a change in currency exchange rates in 2004 compared to 2003.

(b) Increases in personnel expenses result from the addition of sales representatives in the field to improve business customers revenue. This has especially been the case in France where the additional presence in the stores resulted in a positive effect on occupancy, as discussed above.

(c ) The decrease in indirect operating expense allocated to Same Store is the result of spreading certain fixed costs over more stores as the European market expands.

The 2004 yield for the Same Store portfolio was 9.41%, calculated as the annualized quarterly NOI after lease payments for the first quarter 2004 divided by the cost, both denominated in local currency.

The following table presents a reconciliation of the Same Store results translated at constant exchange rate to Same Store results translated at average exchange rate for the period ended March 31, 2003. Each of the categories presented are reconciled in Note U to our Condensed Consolidated Financial Statements.

(in thousands)	Same Store (1)	Exchange Difference	Total (2)
Three months ended March 31, 2003
Storage center operations revenue	$15,836	$(2,201)	$13,635
Direct operating and real estate tax expense	7,390	(1,030)	6,360

Consolidated NOI	8,446	(1,171)	7,275
Indirect operating expense	2,504	(350)	2,154
Leasehold expense	363	(52)	311

Consolidated NOI after indirect and leasehold expense	$5,579	$(769)	$4,810

(1)	Amounts are translated from local currencies using the average exchange rate for the first quarter of 2004 for the purpose of comparison with the 2004 results.
(2)	Amounts are translated from local currencies using the average exchange rate for the first quarter of 2003 for purpose of reconciliation with the Condensed Consolidated Financial Statements.

European New Store

Our definition of New Store, as shown in the table below, includes existing European developed properties that have not been operating a full two years as of January 1 of the current year. All our European properties were developed, we did not acquire any properties in Europe. The following table summarizes New Store operating performance as defined at March 31, 2004 and 2003.

European New Store Results (1)

(dollars in thousands)	Developments Three months Ended March 31,
	2004	2003 (3)
		(as restated)
Storage center operations revenue	$5,180	$1,414
Operating expense:
Personnel expenses	1,637	715
Real estate taxes	477	208
Repairs and maintenance	387	128
Marketing expense	1,505	655
Utilities and phone expenses	366	183
Store admin and other expenses	1,105	465

Direct operating and real estate tax expense	5,477	2,354

NOI	(297)	(940)
Leasehold expense	108	68

NOI after leasehold expense	(405)	(1,008)
Indirect operating expense (2)	1,760	1,233

NOI after indirect operating and leasehold expense	$(2,165)	$(2,241)

Avg. sq. ft. occupancy	33%	9%
No. of properties	50	24

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rate for the first quarter of 2004 for the 2004 to 2003 comparison.
(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.
(3)	The 2003 results were unconsolidated in our Condensed Consolidated Financial Statements.

The following table presents a reconciliation of the New Store results translated at a constant exchange rate to New Store results translated at average exchange rate for the period ended March 31, 2003. Each of the categories presented are reconciled in Note U to our Condensed Consolidated Financial Statements.

(in thousands)
Three months ended March 31, 2003	New Store (1)	Exchange Difference	Total (2)
Storage center operations revenue	$1,414	$(192)	$1,222
Direct operating and real estate tax expense	2,354	(325)	2,029

Consolidated NOI	(940)	133	(807)
Indirect operating expense	1,233	(174)	1,059
Leasehold expense	68	(8)	60

Consolidated NOI after indirect and leasehold expense	$(2,241)	$315	$(1,926)

(1)	Amounts are translated from local currencies using the average exchange rate for the first quarter of 2004 for the purpose of comparison with the 2004 results.
(2)	Amounts are translated from local currencies using the average exchange rate for the first quarter of 2003 for purpose of reconciliation with the Condensed Consolidated Financial Statements.

The following table summarizes European developments opened through 2003 by country:

	Number of Properties	(in millions)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2) (3)
		Total Storage Center Cost (1)		Three months ended,		Three months ended,
				3/31/2004	3/31/2003	3/31/2004	3/31/2003
Opened in 2003
Belgium	1	$2.8	45,000	36.0%	—	$13.22	$—
Netherlands	7	38.9	351,000	17.1%	—	17.90	—
Germany	5	33.6	268,000	17.6%	—	10.86	—
France	7	42.4	371,000	14.3%	—	20.34	—
Sweden	2	11.6	94,000	24.9%	—	15.22	—
Denmark	1	7.7	51,000	32.8%	—	20.14	—
United Kingdom	3	33.4	149,000	17.6%	—	39.87	—

Total opened in 2003	26	$170.4	1,329,000	18.3%	—	$19.02	$—

Opened in 2002
Belgium	2	$6.8	101,000	45.0%	25.5%	$11.95	$12.41
Netherlands	7	39.6	368,000	45.0%	15.5%	18.38	18.80
France	7	41.6	375,000	51.0%	22.7%	19.82	20.42
Sweden	3	18.2	151,000	58.4%	28.7%	19.23	17.52
Denmark	2	14.0	106,000	48.6%	10.1%	21.42	14.15
United Kingdom	3	33.9	163,000	50.0%	12.6%	42.85	41.18

Total opened in 2002	24	$154.1	1,264,000	49.4%	19.2%	$21.93	$20.15

New Store Total	50	$324.5	2,593,000	33.4%	19.2%	$21.11	$20.15

Same store:
Opened in 2001
Belgium	1	$3.6	51,000	60.7%	47.7%	$15.23	$15.04
Netherlands	9	45.7	484,000	61.3%	47.6%	17.72	17.96
France	5	31.8	280,000	76.6%	54.5%	21.90	22.32
Sweden	6	31.1	315,000	65.0%	46.1%	17.88	17.72
Denmark	2	12.7	110,000	69.3%	56.5%	20.56	20.93
United Kingdom	2	21.0	102,000	58.0%	54.4%	42.72	41.01

Total opened in 2001	25	$145.9	1,342,000	65.7%	49.9%	$20.61	$20.98

Opened in 2000 and before
Belgium	14	$64.0	855,000	77.0%	76.6%	$15.92	$15.49
Netherlands	6	34.0	345,000	76.8%	74.7%	21.30	21.65
France	11	54.5	585,000	80.5%	75.6%	25.85	25.89
Sweden	11	59.0	677,000	72.6%	68.2%	20.37	21.01
United Kingdom	5	44.9	274,000	74.3%	74.0%	32.17	30.71

Total opened before 2001	47	$256.4	2,736,000	76.4%	73.8%	$21.47	$21.34

Same Store Total	72	$402.3	4,078,000	72.9%	65.9%	$21.21	$21.25

	(In thousands)		(In thousands)		(In thousands)
	Revenue (2)		Expense (2) (Direct expenses only)		NOI (2) (after leasehold expenses)
	Three months ended,		Three months ended,		Three months ended,
	3/31/2004	3/31/2003	3/31/2004	3/31/2003	3/31/2004	3/31/2003
Opened in 2003
Belgium	$60	$—	$68	$—	$(8)	$—
Netherlands	296	—	620	—	(358)	—
Germany	141	—	503	—	(362)	—
France	327	—	849	—	(522)	—
Sweden	108	—	203	—	(102)	—
Denmark	98	—	121	—	(23)	—
United Kingdom	312	—	452	34	(140)	(34)

Total opened in 2003	$1,342	$—	$2,816	$34	$(1,515)	$(34)

Opened in 2002
Belgium	$146	$89	$157	$155	$(11)	$(66)
Netherlands	813	301	558	571	255	(270)
France	1,099	500	937	718	162	(219)
Sweden	484	225	277	273	197	(58)
Denmark	303	45	208	210	95	(165)
United Kingdom	993	254	524	393	412	(196)

Total opened in 2002	$3,838	$1,414	$2,661	$2,320	$1,110	$(974)

New Store Total	$5,180	$1,414	$5,477	$2,354	$(405)	$(1,008)

Same store:
Opened in 2001
Belgium	$131	$102	$75	$86	$56	$16
Netherlands	1,395	1,133	697	871	668	232
France	1,304	938	644	612	660	326
Sweden	1,055	749	573	529	472	210
Denmark	428	346	228	245	200	101
United Kingdom	709	643	340	278	369	365

Total opened in 2001	$5,022	$3,911	$2,557	$2,621	$2,425	$1,250

Opened in 2000 and before
Belgium	$2,888	$2,781	$1,050	$1,142	$1,838	$1,639
Netherlands	1,525	1,512	490	632	983	863
France	3,369	3,140	1,412	1,243	1,778	1,722
Sweden	2,838	2,762	1,201	1,056	1,503	1,575
United Kingdom	1,844	1,730	810	696	1,034	1,034

Total opened before 2001	$12,464	$11,925	$4,963	$4,769	$7,136	$6,833

Same Store Total	$17,486	$15,836	$7,520	$7,390	$9,561	$8,083

(1)	The actual completed cost of these projects are reported in U.S. dollars translated at the March 31, 2004 exchange rate of $1.22 to the Euro. Operating results (see note (2) below) are reported at the average exchange rate for the quarter ended March 31, 2004 which was $1.25 to the Euro. As these exchange rates are different we believe it does not allow for an accurate measure of property investment yield. However, we believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield.
(2)	The amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2003.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

The 24 storage centers that Shurgard Europe opened in 2002 have an estimated total cost of $154.1 million and will have net rentable square feet of 1.3 million when all phases are complete. These storage centers are renting up in line with expectations with an occupancy of 51.9% after 18 months.

The 25 storage centers opened in 2001 have an estimated total cost of $145.9 million and net rentable square feet of 1.3 million. The average occupancy at the end of March 2004 was 66.2% after an average of 30 months of operations. These storage centers generated $2.4 million of NOI after leasehold expense for the three months ended March 31, 2004. For the month of March 2004 these stores generated $0.8 million in NOI, which represents 47% of their stabilized NOI at maturity. This relatively low performance is entirely explained by the occupancy levels. At the current trend, these stores will require a total of 38 to 40 months to stabilize. The yield for these 25 stores (calculated as the annualized NOI after leasehold expenses, divided by the cost) was 6.8% in the first quarter of 2004,

European developments under construction

In addition to the above completed developments, Shurgard Europe currently has another 8 storage centers under construction, of which six are being developed by First Shurgard. Shurgard Europe is planning to transfer the remaining two stores to First Shurgard and First Shurgard II. The UK store is expected to be transferred to First Shurgard when conditions precedents required under the joint venture agreement have been met. The German store is expected to be transferred to First Shurgard II.

The following table summarizes European development projects in progress at March 31, 2004.

	Shurgard Europe			First Shurgard
(dollars in millions)	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of March 31, 2004	Number of Projects	Estimated Completed Cost of Projects	Total Cost to Date as of March 31, 2004
Construction in Progress
Germany	1	$6.6	$4.4	2	$12.3	$8.2
France	—	—	—	3	18.9	9.8
Denmark	—	—	—	1	7.4	5.2
United Kingdom	1	10.1	5.4	—	—	—

	2	$16.7	$9.8	6	$38.6	$23.2

(1)	The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See RISK FACTORS in Part I – Item 1 of our 2003 Annual report on Form 10-K.)

European Consolidated Statement of Income (See Note J to our Condensed Consolidated Financial Statements)

Net Loss : The net loss of Shurgard Europe for the three months ended March 31, 2004 and 2003 was $9.1 million and 10.0 million, respectively.

The increase in both revenue and expenses are affected by the exchange rate between the Euro and the U.S. dollar which averaged $1.25 per Euro in 2004 compared to $1.07 per Euro in 2003. Revenues and total expenses increased $7.8 million and $6.1 million, respectively, from 2003 to 2004, at each period’s average rate. At constant rates, using the 2004 average rate, total increase in revenues and total expenses would be $5.4 million and $3.2 million, respectively, from 2003 to 2004. Also as of January 1, 2004, Shurgard Europe started consolidating First Shurgard, whereas First Shurgard had had no activity in the first quarter of 2003. First Shurgard accounts for $1.9 million of Shurgard Europe’s loss for the three months ended March 31, 2004.

Storage Centers Operations Revenue: Storage centers operations revenue increased for the three months ended March 31, 2004 from the same period in 2003 as a result of the increasing portfolio of stores in Europe, the performance of which is discussed more fully above under Summary of European Properties.

Operating expenses: The increase in operating expense is attributed to (i) an increase in total store direct and indirect expense on the increasing store portfolio of $5.0 million for the three months ended March 31, 2004 compared to the same periods of 2003 and (ii) a decrease in real estate development costs of $157,000 in the three months ended March 31, 2004 compared to the same periods of 2003.

Real estate taxes: Real Estate taxes have increased by 49% or $435,000 from the first quarter of 2003 to the same period of 2004. Of this increase, 17% or $151,000 is explained by the exchange rates variance between the first quarter of 2003 and 2004. The remaining $284,000 of the increase results from the higher number of stores in the portfolio.

General, administrative and other: General and administrative expenses increased by 49%, or $580,000 from the first quarter of 2003 to the same period of 2004. Of this increase 17% or $202,000 is explained by the exchange rate variance between the first quarter of 2003 and 2004. The remaining $378,000 of increase is primarily the result of higher legal fees in the quarter, and the strengthening of the accounting function in the second half of 2003.

Interest and other charges: Interest and other charges consist primarily of interest expense on our senior credit facility and the senior credit agreement of First Shurgard. These charges increased by $1,402,000 or 34%, including 17% of the increase or $717,000 due to the variance in exchange rates between the first quarter of 2003 and 2004. The remaining increase is mostly the result of the senior credit agreement of First Shurgard to fund its development activities for which we had a $70.6 million outstanding balance of March 31, 2004.

Interest expenses on subordinated loan decreased by $2,693,000 as a result of the repayment of the subordinated loan payable to Recom in September 2003.

Unrealized loss on derivatives: The unrealized loss on derivatives of $243,000 concerns the mark to market of a series of currency options maturing May 26, 2008 whereby First Shurgard has the right to purchase €15,000,000 in exchange of US Dollars at a fixed exchange rate.

Minority Interest: The minority interest of $4.3 million relates to First Shurgard in which Shurgard Europe only held a 20% ownership interest as of March 31, 2004.

Foreign exchange loss: The foreign exchange loss mainly results from the translation of the preferred bonds issued to Shurgard which are denominated in U.S. dollar.

Income taxes: A full valuation allowance against deferred tax assets was recorded as of March 31, 2004 and 2003.

Cumulative effect of change in accounting principle: Shurgard Europe recorded a cumulative effect of change in accounting principle of $2.3 million upon implementation of FIN 46R as a result of the consolidation of First Shurgard (see Note B to our Condensed Consolidated Financial Statements).

OWNERSHIP AND LEASING ARRANGEMENTS

We have various ownership and leasing arrangements with respect to properties included in our Domestic and European Same Store and New Store portfolios. The table below includes information as of and for the three months ended March 31, 2004 that identifies the proportion of Same Store and New Store results attributable to each of these various arrangements. The following tables include 100% of the cost, operating results and other information presented regardless of our percentage ownership interest in that property. Each of the categories presented is discussed in greater detail in sections following the table and are reconciled in Note U to our Condensed Consolidated Financial Statements.

Same Store
(in thousands except for number of properties)	No. of Properties	Net Rentable Square Feet	Gross Book Value	Revenue	NOI	Lease Expense
Wholly owned or leased (1)	317	20,497	$1,162,666	$54,956	$37,104	$641
Development financing joint venture (2)	17	1,061	79,031	3,029	1,901	230
European consolidated subsidiary (3)	72	4,078	400,237	17,486	9,966	405
Domestic consolidated joint ventures (4)	83	5,842	266,678	11,880	7,600	47

Total Same Store	489	31,478	$1,908,612	$87,351	$56,571	$1,323

New Store
Wholly owned or leased (1)	38	2,557	$201,269	$5,123	$2,011	$107
European consolidated subsidiary (3)	50	2,593	304,340	5,180	(297)	108
Domestic consolidated joint ventures (5)	12	725	55,357	1,107	368	—
Unconsolidated joint ventures (6)	2	143	16,235	227	40	—

Total New Store	102	6,018	$577,201	$11,637	$2,122	$215

(1)	Includes owned and leased properties in which we have a 100% interest.
(2)	Includes properties developed by CCP/Shurgard Venture, LLC (CCP/Shurgard) that are included in our Condensed Consolidated Financial Statements. There were mortgage notes payable of $48.9 million as of March 31, 2004.
(3)	Includes properties developed under Shurgard Europe in which we hold an 85.47% interest and properties developed under First Shurgard in which we hold a 17.1% interest.
(4)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. There were mortgage notes payable of $61.6 million on these properties as of March 31, 2004. Our pro-rata share in these stores is approximately 77%.
(5)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. Our pro-rata share in these stores is approximately 70%.
(6)	Two stores are operated through a leasing arrangement with a California developer for which the storage centers assets are consolidated in our financial statements but not the store operations.

Wholly Owned or Leased

Substantially all of our storage centers are owned directly or through wholly owned subsidiaries. Additionally, as of March 31, 2004, we operate 14 properties that are subject to land or building leases domestically and 18 in Europe.

Development Financing Joint Ventures

In May 2000, we formed a joint venture, CCP/Shurgard Venture, LLC, with an affiliate of JP Morgan Partners. Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint venture. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). Our partner had the right to cause the joint venture to put those storage centers to us. The purchase price for the put is calculated as the greater of (a) that amount necessary to provide a specified return on the partners’ contributed capital (12% in the case of CCP/Shurgard) or (b) annualized NOI (See Note U) divided by 9.25%, plus assumption or payoff of the allocated mortgage debt. We have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. Additionally, we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of our joint venture partners’ share of the estimated option purchase price based on the best evidence available to us. The discount is amortized as a component of interest expense over the estimated term of the related agreements. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreements. The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our Condensed Consolidated Balance Sheets, and the related revenue and expenses of these properties are included in our Condensed Consolidated Statements of Income.

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

The following is a summary of the participation rights balances at March 31, 2004 and December 31, 2003:

(in thousands)	March 31, 2004	December 31, 2003
Gross participation rights	$44,276	$44,676
Participation rights discount	(3,053)	(4,053)

Participation rights liability, net of discount	$41,223	$40,623

Shurgard Europe

In 2003, we increased our direct and indirect ownership interest in Shurgard Europe from 7.57% to 85.47% through a series of transactions from April through December. In June of 2003, we became the primary beneficiary of Shurgard Europe and as upon implementation of FASB Interpretation No. 46R we started consolidated Shurgard Europe as of January 1, 2004.

Consolidated Joint Ventures

We develop and operate properties with various partners through joint ventures in which we have ownership interests ranging from 38% to 99%.

FUNDS FROM OPERATIONS

Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts’ (NAREIT) October 1999, White Paper on Funds from Operations, as amended in April 2002, is defined as net income, calculated in accordance with generally accepted accounting principles (GAAP) including non-recurring events, except for those defined as “extraordinary items” under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred shareholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe that because amortization of participation rights discount reflect our partners’ increasing interests in unrecognized gains on depreciable operating properties (represented by the difference between the expected option price and our partners’ contributions), it is theoretically consistent with the NAREIT White Paper to add it back to net income, and we have done so in previous filings. However, given the recent rule release by the Securities & Exchange Commission regarding the use of non-GAAP information, we have decided to adjust GAAP net income for only those items specifically outlined by NAREIT in its White Paper and related implementation guidance. As such our presentation of prior periods has been adjusted to reflect only those specific adjustments. Additionally, NAREIT changed the definition of FFO and of FFO attributable to common shareholders, and as a result we no longer add back impairment losses on operating real estate and we now deduct the issuance cost of redeemed preferred stock. Prior periods have been adjusted to reflect the current definition. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to “funds from operations” reported by other REITs that do not define funds from operations in accordance with the NAREIT definition.

The following table sets forth the calculation of FFO in accordance with the NAREIT definition.

	For the three months ended March 31,
(in thousands)	2004	2003
		(as restated)
Net income	$748	$13,254
Depreciation and amortization (1)	17,879	12,801
Depreciation and amortization from unconsolidated joint ventures and subsidiaries	—	336
Gain on sale of operating properties	(30)	—

Cumulative effect of change in accounting principle	2,339	—

FFO	20,936	26,391
Preferred distribution	(2,974)	(2,974)

FFO attributable to common shareholders	$17,962	$23,417

(1)	Excludes depreciation related to non-real estate assets, and our minority partners’ share of depreciation and amortization of our consolidated joint ventures.

FFO attributable to common shareholders for the three months ended March 31, 2004 decreased over FFO for the same period in 2003 by $5.5 million. As previously discussed, this decrease reflects the impact of the consolidation of a higher percentage of Shurgard Europe and of increased General and Administrative and other expenses during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2004, we invested $10.1 million in domestic acquisitions, development, expansion and other corporate capital expenditures and $1.5 million in capital improvements to our existing portfolio.

As of February 27, 2004 we acquired the remaining limited partner’s interests in Shurgard Institutional Fund L.P. (Institutional I) for $2.5 million and increased our share of ownership interest from 92.6% to 99%.

We believe our lines of credit provide us with the necessary liquidity and financial flexibility to fund our short term borrowing needs, respond to market opportunities and to execute our 2004 business plan.

Domestically, we have a $360 million line of credit that matures in February 2005. Borrowings under this line of credit were $281 million at March 31, 2004. Shurgard Europe has a €310 million ($377.4 million as of March 31, 2004) bridge credit facility, secured by mortgages and other assets. At March 31, 2004 $373.7 million was drawn under this facility. It matures on December 31, 2004. First Shurgard has a €140 million (170.4 million as of March 31, 2004) senior credit agreement, also secured by mortgages and other assets. Borrowings under this agreement were $70.6 million at March 31, 2004. This agreement requires certain quarterly repayments starting in 2006 and requires repayment in full in 2008 with a one year extension option subject to meeting certain covenants. Both the Shurgard Europe and First Shurgard credit agreements are non-recourse to the Company.

In April 2004, we entered into a new domestic unsecured credit agreement to borrow up to $100 million. This facility matures in February 2005 and contains various covenants that are consistent with our $360 million credit facility.

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

RELATED PARTY TRANSACTIONS

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we own 85.47% as of March 31, 2004. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $55 million with an additional $20 million that can be drawn by First Shurgard only in the event of a default on the five year debt facility between First Shurgard and a group of commercial banks. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at any time prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement with Shurgard Europe entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $20 million entitles us to a commitment fee of 2% of the $20 million. Prior to the consolidation of Shurgard Europe these fees were being recognized in income using the effective interest method over the extended term of the bonds. As of December 31, 2003, $55.3 million of U.S. dollar denominated bonds had been issued to us under this commitment including $6.0 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included on our Condensed Consolidated Balance Sheets in notes receivable affiliate as of December 31, 2003 and the related income and fees are included in our Condensed Consolidated Statements of Income in interest income other, net for the period ended March 31, 2003. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in interest income and other and therefore the impact of interest is eliminated in the Condensed Consolidated Statements of Income as of March 31, 2003.

On July 8, 2003, we loaned €1.9 million ($2,151,940 based on exchange rates as of July 8, 2003, which rates were applied in all the amounts listed below) to E-Parco, a Belgian company which is owned by certain employees of Shurgard Europe. E-Parco has an indirect ownership interest in Shurgard Europe through Recom, a Belgian company and Shurgard subsidiary. The proceeds of this loan were used by E-Parco to repurchase its shares from Mr. Grant, an officer of the Company, and certain former employees of Shurgard Europe. Mr. Grant received €1.2 million ($1,359,120) for his shares and €0.7 million ($792,820) was paid to the former employees. The purchase price for the E-Parco shares was based on recent third party sales transactions for interests in Shurgard Europe. As partial consideration for the loan, E-Parco granted Shurgard an option to purchase its 377 Recom shares for €4.3 million ($4,870,180) plus forgiveness of the loan including accrued interest. Acquiring E-Parco’s shares would make us the sole shareholder of Recom. The loan is due and the option expires in July 2004. We exercised the option on June 1, 2004 and closed the purchase of E-Parco shares on July 2, 2004. As of July 2, 2004, we are the sole shareholder of Recom.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Consolidated and Unconsolidated Joint Ventures: We consolidate all wholly-owned subsidiaries. As of January 1, 2004, we adopted FIN 46R, “Consolidation of Variable Interest Entities”, a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity (VIE) must be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We assess whether partially owned subsidiaries are Variable Interest Entities (VIEs) and we consolidated all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the entity, which could result from (i) the ability to elect a majority of the management committee, board of partners or similar authority, (ii) our being named as the managing investor of the entity, or (iii) our providing substantially all of the equity. In assessing the consolidation treatment of partially-owned entities, we also consider the nature of veto rights, if any, held by minority investors. To the extent that a minority investor has substantive veto rights over major decisions, the entity will generally not be consolidated. Entities not consolidated are generally accounted for under the equity method, as we typically have significant influence over unconsolidated subsidiaries and joint ventures. Under the equity method, we recognize our proportionate share of earnings or losses based on our ownership interest and the profit allocation provisions of the entity.

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

Derivatives: Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and subsequently recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Changes in the fair value of derivative instruments not designated as hedging instruments are recognized in earnings. We evaluate the effectiveness of designated hedges at inception and on a quarterly basis. Our main objective in using derivatives is to add stability to interest expense, to manage our exposure to interest rate movements and to reduce our various foreign currency risks. To accomplish these objectives, we use interest rate swaps and caps as part of our cash flow hedging strategy and we use the sale of forward contracts and the purchase of call options to reduce our foreign currency risks. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. The changes in the fair value of derivative instruments may materially affect net income.

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

Real Estate Investment Trust: As a real estate investment trust (REIT), we generally will not be subject to corporate level federal income taxes if minimum distribution, income, asset and shareholder tests are met. However, not all of our underlying entities are qualified REIT subsidiaries and may be subject to federal and state taxes, when applicable. In addition, foreign entities may also be subject to taxes of the host country. An income tax allocation is required to be estimated on our taxable income arising from our taxable REIT subsidiaries and foreign entities. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition.

Deferred Tax Asset: We have deferred tax assets arising primarily from cumulative net operating losses arising in certain domestic taxable subsidiaries and in Shurgard Europe. We evaluate both the positive and negative evidence that we believe is relevant in assessing whether the deferred tax assets will be realized. When we determine that it is more likely than not that we will not realize the tax asset either in part or in whole, a valuation allowance is provided. One significant factor representing negative evidence in the evaluation of whether deferred tax assets arising from cumulative net operating losses will be realized is historical taxable income or loss of the entity. In cases where a taxable entity has not demonstrated a history of achieving taxable income, this represents significant negative evidence in assessing whether the amounts will be realized and generally requires that a valuation allowance is provided.

Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk

Our variable rate debt indexed on LIBOR or on Prime rates increased from $345.8 million December 31, 2003 to $346.4 million as of March 31, 2004. See Item 7A in our 2003 Annual Report on Form 10-K. Additionally, we have $444.3 million of consolidated debt, denominated in Euro, indexed on EURIBOR as of March 31, 2004 that we did not have as of December 31, 2003, see Note E and Note F to our Condensed Consolidated Financial Statements.

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

The Company’s management, including the Chief Executive Officer and interim Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that were in effect as of December 31, 2003 and March 31, 2004. Based on that evaluation the Company’s, Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of these dates. Consequently, additional review, evaluation and oversight were required on the part of Company management, during the course of the audits and the preparation of this Form 10-Q for the Quarter Ended March 31,2004 to ensure such internal control deficiencies were adequately compensated for. However, we believe the actions described below that were initiated in both 2003 and 2004, will eventually rectify the internal control weaknesses.

The deficiencies in the internal control structure have been discussed among management, our independent auditors and our Audit Committee. We assigned the highest priority to the correction of these deficiencies and have taken actions to correct them, including the following:

•	appointed an interim Chief Financial Officer in January 2004 and re-assigned the former Chief Financial Officer to other responsibilities;

•	appointed an interim Chief Accounting Officer in January 2004 with substantial public company finance and accounting experience;

•	hired a Chief Information Officer in January 2004;

•	appointed to the Board and the Audit Committee in January 2004 an additional financial expert who has more than 25 years of audit experience with a nationally recognized auditing firm;

•	engaged in mid-2003, a management consulting firm specializing in internal control documentation and testing, to review the Company’s financial controls and compliance policies;

•	engaged additional accounting staff beginning in mid- 2003 and continuing into 2004, which individuals have experience in financial reporting;

•	increased training of our corporate and accounting staff to heighten awareness among corporate and accounting personnel of generally accepted accounting principles;

•	hired a Director of Internal Audit in May 2004;

•	hired a Chief Financial Officer designate in May 2004; and

•	engaged a nationally recognized law firm to conduct a review of our corporate governance, including our compliance with recent regulations arising out of the Sarbanes-Oxley Act of 2002.

While we believe that our system of internal controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems have been and will be met, we intend to further improve these controls, through the following actions during 2004:

•	establishing policies and procedures, including documentation, designed to enhance coordination and reporting procedures between our management and accounting staff;

•	evaluating potential improvements to the Company’s accounting and management information systems;

•	increasing the training of our accounting staff to ensure proper documentation of transactions, accounting issues, judgments made in evaluating applicable authoritative guidance, and completion of necessary review procedures; and

•	continuing to add additional qualified staff in our accounting and financial reporting functions.

Except as noted above, we have made no significant changes in internal control over financial reporting during the last fiscal quarter or thereafter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Domestic		European		Total
	Number of Properties	Net Rentable Square Feet	Number of Properties	Net Rentable Square Feet	Number of Properties	Net Rentable Square Feet
100% owned or leased	355	23,054,000	—	—	355	23,054,000
Partially owned or leased, consolidated	112	7,628,000	122	6,671,000	234	14,299,000
Partially owned or leased, unconsolidated	2	143,000	—	—	2	143,000
Fee managed	25	1,454,000	—	—	25	1,454,000

	494	32,279,000	122	6,671,000	616	38,950,000

Part II, Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10.38 – Supplemental agreement dated January 26, 2004 to the Credit agreement dated October 11, 1999 between Shurgard Self Storage S.C.A. as Borrower and Citibank N.A., London Branch, as Agent, Credit Suisse First Boston, as Security Trustee, and Citibank International plc, Belgium Branch, as the Bank.

Exhibit 31.1 - Chief Executive Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Chief Financial Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Chief Executive Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Chief Financial Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On January 13, 2004, we filed a current report on Form 8-K pursuant to Item 4 to in connection with a change in our certifying accountant.

On March 15, 2004, we filed a current report on Form 8-K pursuant to Items 5 and 7 in connection with the declaration of a dividend of one preferred share purchase right.

On March 30, 2004, we filed a current report on Form 8-K pursuant to Items 7 and 12 in connection with a press release announcing our delay in filing our Form 10-K.

On April 30, 2004 we filed a current report on Form 8-K announcing we closed on a $100 million unsecured term loan for additional financing. Also, we announced that we entered into an amendment to its revolving credit facility to accommodate the late filing of our annual report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: July 12, 2004	By:	/s/ David K. Grant
David K. Grant
President, Chief Operating Officer and
Interim Chief Financial Officer