Form 10-Q/A
period 2004-03-31
SHURGARD STORAGE CENTERS INC
filed 2004-08-13
CIK 906933

FORM 10-Q/A

AMENDMENT NO.1 TO FORM 10-Q

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

Explanatory Note

This amendment on Form 10-Q/A to Form 10-Q of Shurgard Storage Centers, Inc., for the quarter ended March 31, 2004 incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. This restatement includes changes to Part I Items, Item 1 and Item 2. See Note C to our Condensed Consolidated Financial Statements for further discussion of this matter. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q filed on July 12, 2004.

This Form 10-Q/A also includes restatements of previously reported historical financial data and related descriptions for the quarter ended March 31, 2003. We reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and restated for them accordingly. In addition, we identified certain other errors impacting prior quarterly periods and corrected for them in our restatements. The restated financial statements were included in our Form 10-Q filed on July 12, 2004 and in our 2003 Annual Report on Form 10-K filed on May 17, 2004. See Note C to our Condensed Consolidated Financial Statements for further discussion of this matter. Also as of January 1, 2004, pursuant to the adoption of new accounting standards, we started consolidating our European operations which had a significant effect on the presentation of our Consolidated financial position, operating results and cash-flows as of and for the period ended March 31, 2004 compared to the prior periods (see Note B to our Condensed Consolidated Financial Statements).

Shurgard Storage Centers, Inc.

Form 10-Q/A

For the Three Months ended March 31, 2004

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(Amounts in thousands except share data)

(unaudited)

	March 31, 2004	December 31, 2003
	(as restated)
ASSETS:
Storage centers:
Land	$603,928	$376,832
Buildings and equipment, net	1,850,342	1,203,799
Construction in progress	73,751	38,867

Total storage centers	2,528,021	1,619,498

Investment in Shurgard Europe	—	319,267
Cash and cash equivalents	36,437	11,670
Restricted cash	1,530	1,585
Notes receivable affiliate	—	56,543
Goodwill	24,206	24,206
Other assets	79,978	34,322

Total assets	$2,670,172	$2,067,091

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and other liabilities	$115,520	$76,862
Lines of credit	654,656	263,220
Notes payable	774,626	711,026
Participation rights liability, net of discount of $3,053 and $4,053, respectively	41,223	40,623

Total liabilities	1,586,025	1,091,731

Minority interest	159,047	20,940

Commitments and contingencies (Notes G, I, S and V)

Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value: 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value: 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250,000	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 45,888,975 and 45,747,751 shares issued and outstanding, respectively	46	46
Additional paid-in capital	1,105,670	1,100,949
Accumulated net income less distributions	(315,529)	(287,516)
Accumulated other comprehensive income	3,730	9,758

Total shareholders’ equity	925,100	954,420

Total liabilities and shareholders’ equity	$2,670,172	$2,067,091

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended March 31,
	2004	2003
	(as restated)	(as restated)
Revenue
Storage center operations	$98,640	$68,651
Other	800	1,291

Total revenue	99,440	69,942

Expenses
Operating	41,626	22,686
Depreciation and amortization	20,254	13,687
Real estate taxes	9,125	6,987
General, administrative and other	9,220	2,606

Total expenses	80,225	45,966

Income from storage center operations	19,215	23,976

Other Income (Expense)
Equity in earnings (losses) of other real estate investments, net	2	(628)
Interest:
Interest on loans	(18,809)	(10,699)
Amortization of participation rights discount	(1,000)	(279)
Unrealized loss on derivatives	(777)	(1,033)
Interest income and other (expense), net	(1,436)	1,775

Other expense, net	(22,020)	(10,864)

Minority interest	4,532	(226)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	1,727	12,886
Income tax expense	(23)	—

Income from continuing operations	1,704	12,886
Discontinued operations
Income from discontinued operations	330	368

Income before cumulative effect of change in accounting principle	2,034	13,254
Cumulative effect of change in accounting principle
Cumulative effect of change in accounting principle	(2,339)	—

Net (loss) income	(305)	13,254
Net (Loss) Income Allocation
Preferred stock dividends	(2,974)	(2,974)

Net (loss) income available to common shareholders	$(3,279)	$10,280

See notes to unaudited Condensed Consolidated Financial Statements

	For the three months ended March 31,
	2004	2003
	(as restated)	(as restated)
Net (Loss) Income per Common Share - Basic:
(Loss) income from continuing operations available to common shareholders	$(0.03)	$0.28
Discontinued operations	0.01	0.01
Cumulative effect of change in accounting principle	(0.05)	—

Net (Loss) income per share	$(0.07)	$0.29

Net (Loss) Income per Common Share - Diluted:
(Loss) income from continuing operations available to common shareholders	$(0.03)	$0.27
Discontinued operations	0.01	0.01
Cumulative effect of change in accounting principle	(0.05)	—

Net (Loss) income per share	$(0.07)	$0.28

Distributions per common share	$0.54	$0.53

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2004	2003
	(as restated)	(as restated)
Operating activities:
Net (loss) income	$(305)	$13,254
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on sale of asset	(30)	—
Cumulative effect of change in accounting principle	2,339	—
Non-cash interest cost	1,024	—
Depreciation and amortization	20,254	13,687
Amortization of participation rights discount	1,000	279
Unrealized loss on derivatives	777	1,033
Equity in losses (earnings) of other real estate investments, net	(2)	628
Stock-based compensation expense	995	203
Depreciation associated with discontinued operations	72	73
Foreign currency exchange loss	1,950	—
Minority interest	(4,532)	226
Changes in operating accounts, net of effect of acquisitions
Other assets	12,634	(4,144)
Accounts payable and other liabilities	(15,666)	555
Restricted cash	55	(54)

Net cash provided by operating activities	20,565	25,740

Investing activities:
Construction, acquisition and improvements to storage centers	(42,924)	(24,228)
Proceeds from sale of assets	1,498	—
Purchase of intangible assets	(260)	—
Increase in bond receivable from European affiliate	—	(81)
(Increase) decrease in notes receivable	(2,491)	(76)
Increase in cash due to consolidation of Shurgard Europe	32,877	—
Purchase of additional interest in affiliated partnership	(2,457)	—

Net cash used in investing activities	(13,757)	(24,385)

See notes to unaudited Condensed Consolidated Financial Statements

	For the three months ended March 31,
	2004	2003
	(as restated)	(as restated)
Financing activities:
Proceeds from notes payable	424	198,100
Payments on notes payable	(2,137)	(2,456)
Proceeds from line of credit	84,768	66,621
Payments on line of credit	(40,895)	(180,570)
Payment of loan costs	(214)	(60)
Payments on participation rights	(400)	(360)
Proceeds from issuance of common stock, net	(3)	—
Distributions paid	(27,709)	(22,030)
Proceeds from exercise of stock options and dividend reinvestment plan	3,737	1,268
Contributions received from minority partners	108	17
Distributions paid to minority partners	(502)	(313)

Net cash provided by financing activities	17,177	60,217

Effect of exchange rate changes on cash and cash equivalents	782	—
Increase in cash and cash equivalents	24,767	61,572
Cash and cash equivalents at beginning of period	11,670	12,968

Cash and cash equivalents at end of period	$36,437	$74,540

Supplemental schedule of cash flow information:
Cash paid for interest on loans	$12,378	$7,990

Cash paid for participation rights	$400	$360

Supplemental schedule of noncash investing information:
Fair value adjustments of derivatives	$539	$(665)

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

This Form 10-Q/A includes changes made to the Form 10-Q for the quarter ended March 31, 2004 as filed on July 12, 2004 and it also includes restatements of previously reported historical financial data and related descriptions for the quarter ended March 31, 2003. We identified an error in the previously issued financial information for the three month period ended March 31, 2004 and have restated certain amounts. For the three months ended March 31, 2003 we reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and restated for them accordingly. In addition, we identified certain other errors impacting prior quarterly periods and corrected for them in our restatements. The restated financial statements were included in our 2003 Annual Report on Form 10-K filed on May 17, 2004. See Note C for further discussion of these matters.

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

Note C – Restatements

2004

We identified an error in the previously issued financial statements and have restated certain amounts for the three month period ended March 31, 2004. The error was identified by the Company in connection with its preparation of the financial statements for the six month period ended June 30, 2004. The error related to the calculation of the minority share of net loss and other comprehensive income and the classification of certain components of other comprehensive income attributable to Shurgard Europe in the initial consolidation of Shurgard Europe into the Company’s financial statements, pursuant to the adoption of FIN 46R in the first quarter.

Restatements on Condensed Consolidated Balance Sheet

	March 31, 2004
(Amount in thousands)	As previously reported	As restated
Minority interest	$159,824	$159,047
Accumulated net income less distributions	(314,476)	(315,529)
Accumulated other comprehensive income	1,900	3,730
Total shareholders’ equity	$924,323	$925,100

Restatements on Condensed Consolidated Statements of Net Income

	For the three months ended March 31, 2004
(Amounts in thousands except for per share data)	As previously reported	As restated
Loss allocated to minority interest	$5,585	$4,532
Income before income taxes and cumulative effect of change in accounting principle	2,780	1,727
Income from continuing operations	2,757	1,704
Income before cumulative effect of change in accounting principle	3,087	2,034
Net income (loss)	748	(305)
Net (loss) income available to common shareholders	$(2,226)	$(3,279)

Net (Loss) Income per Common Share - Basic:
Income (loss) from continuing operations available to common shareholders	$(0.01)	$(0.03)
Net income (loss) per share	$(0.05)	$(0.07)

Net (Loss) Income per Common Share - Diluted:
Income (loss) from continuing operations available to common shareholders	$(0.01)	$(0.03)
Net income (loss) per share	$(0.05)	$(0.07)

Restatement of Accumulated Other Comprehensive Income

	For the three months ended March 31, 2004
	As previously reported	As restated
Net income (loss)	$748	$(305)
Other comprehensive income, net of tax:
Derivatives qualifying as hedges	(2,867)	(491)
Currency translation adjustment	(1,460)	(1,335)
Effect of consolidation of Shurgard Europe	(3,531)	(4,202)

Total other comprehensive income (loss)	(7,858)	(6,028)

Total comprehensive income (loss)	$(7,110)	$(6,333)

2003

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

Other comprehensive income

The following tables summarize components of other comprehensive income (in thousands):

	For the three months ended March 31,
	2004	2003
	(as restated)	(as restated)
Net (loss) income	$(305)	$13,254
Other comprehensive income, net of tax:
Derivatives qualifying as hedges	(491)	365
Currency translation adjustment	(1,335)	(30)
Effect of consolidation of Shurgard Europe	(4,202)	—

Total other comprehensive income (loss)	(6,028)	335

Total comprehensive income (loss)	$(6,333)	$13,589

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

	For the three months ended March 31,
(in thousands except per share data)	2004	2003
	(as restated)	(as restated)
Net (loss) income:
As reported	$(305)	$13,254
Add: Compensation expense recorded for options granted below market value	65	50
Less: Pro forma compensation expense	(306)	(309)

Pro forma	$(546)	$12,995

Basic net income (loss) per Common share:
As reported	$(0.07)	$0.29
Pro forma	$(0.08)	$0.28
Diluted net income (loss) per Common share:
As reported	$(0.07)	$0.28
Pro forma	$(0.08)	$0.28

Note E - Lines of Credit

The following table summarizes our lines of credit:

	As of		Weighted Average interest rate at March 31, 2004
(in thousands)	March 31, 2004	December 31, 2003
Unsecured domestic line of credit	$280,950	$263,220	2.34%
Shurgard Europe bridge credit agreement	373,706	—	4.03%

	$654,656	$263,220	3.31%

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

Below is summarized financial information for Shurgard Europe. Shurgard Europe’s functional currency is the Euro. This financial information has been translated from the Euro to the U.S. dollar for reporting purposes. The following financial information has been restated compared to the information reported on Form 10-Q filed on July 12, 2004 (see Note C). We identified an error related to the calculation of the minority share of net loss and other comprehensive income. As a result of this restatement Shurgard Europe’s net loss increased from $9.1 million $10.4 million. Non-monetary assets and liabilities are converted at historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of each period and income statement accounts are re-measured at the average exchange rate for each period. This financial information is presented before elimination of intercompany balances with Shurgard. Upon consolidation of Shurgard Europe as of March 31, 2004, the bonds payable to Shurgard of $59.1 million are eliminated as well as the related interest expense of $1.9 million.

Shurgard Self Storage S.C.A.

Condensed Consolidated Balance Sheets

(in thousands)	March 31, 2004	December 31, 2003
	(as restated)
ASSETS
Storage centers:
Land	$167,344	$137,615
Buildings and equipment, net	476,130	400,397
Construction in progress	47,912	12,766

Total storage centers	691,386	550,778
Investment in and receivables from affiliates	—	29,824
Cash and cash equivalents	23,633	11,965
Other assets	42,940	31,902

Total assets	$757,959	$624,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$43,860	$41,637
Liabilities under capital leases	10,988	11,391
Bonds payable to Shurgard	59,062	57,287
Line of credit	444,309	376,553

Total liabilities	558,219	486,868
Minority interest	74,699	—

Shareholders’ equity	125,041	137,601

Total liabilities and shareholders’ equity	$757,959	$624,469

Shurgard Self Storage S.C.A.

Condensed Consolidated Statements of Operations

	For the three months ended March 31,
(in thousands)	2004	2003
	(as restated)	(as restated)
Revenue
Storage center operations	$22,666	$14,857

Total revenue	22,666	14,857

Expenses
Operating	16,601	11,744
Real estate taxes	1,331	896
Depreciation and amortization	4,297	4,105
General, administrative and other	1,769	1,189

Total expenses	23,998	17,934

Net loss from operations	(1,332)	(3,077)

Other Income (Expense)
Unrealized loss on derivatives	(243)	—
Minority Interest	3,035	—
Gain on sales of real estate	(105)	(1)
Interest income and other	54	61
Interest and other charges	(5,622)	(4,220)
Interest expense on bonds payable to Shurgard	(1,867)	(1,625)
Interest expense on subordinated loan to a related party	—	(2,693)
Unrealized foreign currency translation (loss) gain on bonds payable	(1,935)	1,580

Loss before income taxes	(8,015)	(9,975)
Income taxes	(23)	—

Net loss before cumulative effect of change in accounting principle	$(8,038)	$(9,975)
Cumulative effect of change in accounting principle	(2,339)	—

Net loss	$(10,377)	$(9,975)

Note K – Other Assets

The following table summarizes other assets per category:

(in thousands)	March 31, 2004	December 31, 2003
Non-competition agreements, net of amortization of $13,808 in 2004 and $7,979 in 2003	$3,418	$660
Financing costs, net of amortization of $22,611 in 2004 and $7,928 in 2003	18,051	6,217
Properties held for sale	8,753	1,530
Notes receivable	5,217	5,330
Receivables and prepaid assets	33,548	12,621
Other Real Estate Investments	1,071	1,521
Other assets, net of amortization of $937 in 2004 and $930 in 2003	9,920	6,443

Total other assets	$79,978	$34,322

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

Note N – Income Taxes

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

Note Q – Net Income Per Share

The following summarizes the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2004 and 2003 (in thousands except per share data):

	Earnings (loss)	Basic and Diluted Per share
	(as restated)	(as restated)
For the three months ended March 31, 2004
Number of shares		45,652
Income from continuing operations	$1,704
Less: preferred distributions	(2,974)

Loss from continuing operations available to common shareholders	(1,270)	$(0.03)
Income from discontinued operations	330	0.01

Loss before cumulative effect of change in accounting principle less preferred distributions	(940)	(0.02)
Cumulative effect of change in accounting principle	(2,339)	(0.05)

Net Loss	$(3,279)	$(0.07)

	Earnings (loss)	Basic Per share	Effect of dilutive stock options	Diluted Per share
	(as restated)	(as restated)		(as restated)
For the three months ended March 31, 2003
Number of shares		35,878	423	36,301
Income from continuing operations	$12,886
Less: preferred distributions	(2,974)

Income from continuing operations available to common shareholders	9,912	$0.28	$(0.01)	$0.27
Discontinued operations	368	0.01	—	0.01

Net Income	$10,280	$0.29	$(0.01)	$0.28

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

Note T – Discontinued Operations

For those properties disposed of or held for sale for which SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” is applicable the operations and gain or loss on the sale of the storage centers have been included in the caption discontinued operations on our Condensed Consolidated Income Statements or as of March 31, 2004. In the first quarter 2004, we had designated as held for sale four storage centers located in California that were disposed of in June 2004 (see Note W). These properties totaled $7.0 million as of March 31, 2004 and are included as properties held for sale in other assets on the Condensed Consolidated Balance Sheet. We have presented these storage centers as discontinued operations for the three months ended March 31, 2004 and 2003. Also, in March 2004, we relinquished our rights to four other properties held by a joint venture accounted for as a financing arrangement (see Note G). Due to our continuing involvement in the management of these properties for a fee, they are not categorized as discontinued operations in the Condensed Consolidated Income Statement, but they are presented in the disposed category in our Segment reporting (see note U).

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

	Three months ended March 31,
(in thousands)	2004	2003
	(as restated)	(as restated)
Consolidated NOI after indirect and leasehold expense	$49,389	$40,222
Discontinued operations NOI after indirect and leasehold expense	(402)	(441)
Other revenue	800	1,291
Other operating expense	(1,098)	(803)
Depreciation and amortization	(20,254)	(13,687)
General, administrative and other	(9,220)	(2,606)
Equity in earnings (losses) of other real estate investments, net	2	(628)
Interest on loans	(18,809)	(10,699)
Amortization of participation rights discount	(1,000)	(279)
Unrealized loss on derivatives	(777)	(1,033)
Interest (expense) income and other, net	(1,436)	1,775
Minority interest	4,532	(226)
Income tax expense	(23)	—
Income from discontinued operations	330	368
Cumulative effect of changes in accounting principle	(2,339)	—

Net (loss) income	$(305)	$13,254

Note V -Contingent Liabilities and Commitments

The following table summarizes our contractual obligations, commitments and contingent liabilities as of March 31, 2004:

	Payments due by Period
(in thousands)	Total	2004	2005-2006	2007-2008	2009 and beyond
Contractual Obligations
Long-term debt	$762,875	$106,279	$27,946	$142,670	$485,980
Capital and operating lease obligations	162,562	7,370	18,142	14,503	122,547
Participation rights liability	41,223	41,223	—	—	—

Totals	$966,660	$154,872	$46,088	$157,173	$608,527

	Amount of Commitment Expiration per Period
(in thousands)	Total amounts committed	2004	2005-2006	2007-2008	2009 and beyond
Other Commercial Commitments & Contingent Liabilities
Development contract commitments	$105,840	$105,840	$—	$—	$—
Development loan Commitments	4,070	4,070	—	—	—
Commitment to purchase property	4,433	4,433	—	—	—
Affiliated developer guarantee	14,048	14,048	—	—	—

Totals	$128,391	$128,391	$—	$—	$—

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

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for the three months ended March 31, 2004 and March 31,2003 as described in Note C to our Condensed Consolidated Financial Statements. For the three month period ended March 31, 2004, we identified an error related to the calculation of the minority share of net loss and other comprehensive income and the classification of certain components of other comprehensive income attributable to Shurgard Europe. The correction had a $1,053,000 ($0.02 per share) negative impact on the Company’s net loss for the first quarter as a result of reducing the minority interest benefit by $1,053,000. The correction also decreased our liability to our minority shareholders by $777,000 and increased other comprehensive income by $1,830,000. The aggregate impact of all restatement items for the three months ended March 31, 2003 resulted in a decrease in net income available to common shareholders compared to previously reported amounts of $759,000 ($0.02 per diluted share).

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q/A, the words “believes,” “anticipates,” “projects”, “should”, “estimates”, “expects” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including the risk that changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, the risk that new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses, the risk that tax law changes may change the taxability of operating and construction expenses, the risk that tax law changes may change the taxability of future income, the risk that increases in interest rates may increase the cost of refinancing long term debt, the risk that our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism; and the risk that our interest in Shurgard Europe may be adversely affected if that entity is unable to complete formation and funding of its contemplated development joint ventures. We may also be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures of the Company. Other factors that could affect our financial results are described below in PART I—Item 1 of our 2003 Annual report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

Net (Loss) Income: As of January 1, 2004, pursuant to FIN 46R, we started consolidating the results of our 85.47% owned subsidiary Shurgard Europe and its 20% owned subsidiary First Shurgard. Therefore our results for the first quarter of 2004 are not directly comparable to the same quarter of the prior year, when we accounted for our then 7.57% interest in Shurgard Europe on the equity basis. We had a net loss of $305,000 for the quarter ended March 31, 2004 compared to net income of $13.3 million for the quarter ended March 31, 2003, primarily due to higher losses due to the consolidation of Shurgard Europe, financing costs related to the increased ownership in Shurgard Europe, costs related to the cessation of our containerized storage operations, and higher General and Administrative and other expenses as further discussed below. Shurgard Europe accounts for an $6.8 million decrease in net income in our Condensed Consolidated Financial statements for the quarter ended March 31, 2004 including $2.3 million of cumulative effect of change in accounting principle. The following table summarizes the main components of the decrease in Net income for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003:

	Three months ended March 31, 2004
(In thousands except per share data)	Change in Income	Diluted earnings per share (1)
	(as restated)
Impact of :
Increase in ownership of Shurgard Europe (net of minority interest)	$(3,226)	$(0.09)
Increase in unrealized foreign exchange loss on intercompany bonds	(2,055)	(0.06)
Additional depreciation on basis difference of Shurgard Europe’s assets	(1,549)	(0.04)
Cumulative effect of change in accounting principle	(2,339)	(0.06)
Increase in domestic operating income before General, administrative and other	2,966	0.08
Exit costs of containerized storage operations (STG)	(2,276)	(0.06)
Increase in stock compensation expense	(792)	(0.02)
Increase in domestic general, administrative other than STG exit costs and stock compensation expense	(1,805)	(0.05)
Increase in interest on loans	(2,499)	(0.07)
Increase in amortization of participation rights discount	(721)	(0.02)
Other, net	737	0.02

Change in net (loss)	$(13,559)	$(0.37)

(1)	The diluted earnings per share impact is calculated using the weighted average shares as of March 31, 2003.

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

Depreciation and Amortization: Depreciation and amortization increased $6.6 million in 2004. Shurgard Europe accounted for $5.8 million of the increase, including $1.5 million of depreciation of the excess value we paid for our ownership interest in Shurgard Europe over the book value that we allocated to buildings. Depreciation and amortization of domestic facilities increased 5.3% over a year ago due to the increase in the number of stores.

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

Minority Interest: The minority interest benefit was $4.5 million in the first quarter of 2004 compared with an expense of $200,000 as of March 31, 2003. Approximately $3.0 million of the 2004 minority interest relate to the consolidation of First Shurgard, in which we hold a 20% ownership interest, and $1.8 million to the consolidation of Shurgard Europe of which we hold a 85.47% interest.

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

New Store Results (1)

	Acquisitions Three months Ended March 31,		Developments Three months Ended March 31,		Total New Stores Three months Ended March 31,
(dollars in thousands except average rent)	2004	2003	2004	2003	2004	2003
		(as restated)		(as restated)		(as restated)
Storage center operations revenue	$3,568	$—	$2,889	$981	$6,457	$981
Operating expense:
Personnel expenses	399	—	701	313	1,100	313
Real estate taxes	544	—	692	308	1,236	308
Repairs and maintenance	239	—	130	57	369	57
Marketing expense	223	—	310	95	533	95
Utilities and phone expenses	162	—	269	113	431	113
Store admin and other expenses	141	—	228	101	369	101

Direct operating and real estate tax expense	1,708	—	2,330	987	4,038	987

NOI	1,860	—	559	(6)	2,419	(6)
Leasehold expense	—	—	107	170	107	170

NOI after leasehold expense	1,860	—	452	(176)	2,312	(176)
Indirect operating expense (2)	150	—	255	119	405	119

NOI after indirect operating and leasehold expense	$1,710	$—	$197	$(295)	$1,907	$(295)

Avg. sq. ft. occupancy	78%	—	52%	41%	63%	41%
No. of properties	20	—	32	15	52	15

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

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

The following table summarizes our domestic development activity from 2002 to 2004 for the three month period ended March 31:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				2004	2003	2004	2003
Developments in 2004	4	$24.2	262,000	16%	—	$8.44	$—
Developments in 2003	14	72.7	843,000	43%	—	9.77	—
Developments in 2002	14	77.0	870,000	68%	41%	11.17	9.59

Development total	32	$173.9	1,975,000	52%	41%	$10.58	$9.59

	(In thousands)		(In thousands)
	Revenue		NOI (after leasehold expenses)
	2004	2003	2004	2003
Developments in 2004	$73	$—	$(183)	$—
Developments in 2003	1,002	—	(67)	(34)
Developments in 2002	1,814	981	702	(142)

Development total	$2,889	$981	$452	$(176)

(1)	Total capitalized costs to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the store has not been opened a full year.

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

(c) The decrease in indirect operating expense allocated to Same Store is the result of spreading certain fixed costs over more stores as the European market expands.

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

European New Store Results (1)

	Developments Three months Ended March 31,
(dollars in thousands)	2004	2003 (3)
		(as restated)
Storage center operations revenue	$5,180	$1,414
Operating expense:
Personnel expenses	1,637	715
Real estate taxes	477	208
Repairs and maintenance	387	128
Marketing expense	1,505	655
Utilities and phone expenses	366	183
Store admin and other expenses	1,105	465

Direct operating and real estate tax expense	5,477	2,354

NOI	(297)	(940)
Leasehold expense	108	68

NOI after leasehold expense	(405)	(1,008)
Indirect operating expense (2)	1,760	1,233

NOI after indirect operating and leasehold expense	$(2,165)	$(2,241)

Avg. sq. ft. occupancy	33%	9%
No. of properties	50	24

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rate for the first quarter of 2004 for the 2004 to 2003 comparison.
(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.
(3)	The 2003 results were unconsolidated in our Condensed Consolidated Financial Statements.

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

The 25 storage centers opened in 2001 have an estimated total cost of $145.9 million and net rentable square feet of 1.3 million. The average occupancy at the end of March 2004 was 66.2% after an average of 30 months of operations. These storage centers generated $2.4 million of NOI after leasehold expense for the three months ended March 31, 2004. For the month of March 2004 these stores generated $0.8 million in NOI, which represents 47% of their stabilized NOI at maturity. This relatively low performance is entirely explained by the occupancy levels. At the current trend, these stores will require a total of 38 to 40 months to stabilize. The yield for these 25 stores (calculated as the annualized NOI after leasehold expenses, divided by the cost) was 6.8% in the first quarter of 2004.

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

European Consolidated Statement of Income (See Note J to our Condensed Consolidated Financial Statements)

Net Loss : The net loss of Shurgard Europe for the three months ended March 31, 2004 and 2003 was $10.4 million and 10.0 million, respectively.

The increase in both revenue and expenses are affected by the exchange rate between the Euro and the U.S. dollar which averaged $1.25 per Euro in 2004 compared to $1.07 per Euro in 2003. Revenues and total expenses increased $7.8 million and $6.1 million, respectively, from 2003 to 2004, at each period’s average rate. At constant rates, using the 2004 average rate, total increase in revenues and total expenses would be $5.4 million and $3.2 million, respectively, from 2003 to 2004. Also as of January 1, 2004, Shurgard Europe started consolidating First Shurgard, whereas First Shurgard had had no activity in the first quarter of 2003. First Shurgard accounts for approximately $3.1 million net of minority interest, of Shurgard Europe’s loss for the three months ended March 31, 2004.

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

Minority Interest: The minority interest of $3.0 million relates to First Shurgard in which Shurgard Europe only held a 20% ownership interest as of March 31, 2004.

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

The following table sets forth the calculation of FFO in accordance with the NAREIT definition.

	For the three months ended March 31,
(in thousands)	2004	2003
	(as restated)	(as restated)
Net (loss) income	$(305)	$13,254
Depreciation and amortization (1)	17,879	12,801
Depreciation and amortization from unconsolidated joint ventures and subsidiaries	—	336
Gain on sale of operating properties	(30)	—
Cumulative effect of change in accounting principle	2,339	—

FFO	19,883	26,391
Preferred distribution	(2,974)	(2,974)

FFO attributable to common shareholders	$16,909	$23,417

(1)	Excludes depreciation related to non-real estate assets, and our minority partners’ share of depreciation and amortization of our consolidated joint ventures.

FFO attributable to common shareholders for the three months ended March 31, 2004 decreased over FFO for the same period in 2003 by $6.5 million. As previously discussed, this decrease reflects the impact of the consolidation of a higher percentage of Shurgard Europe and of increased General and Administrative and other expenses during the quarter.

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

In addition, in connection with its preparation of the financial statements for the six month period ended June 30, 2004 the Company identified an error in its previously issued financial statements for the period ended March 31, 2004 and has restated certain amounts in this Form 10-Q/A.

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

SHURGARD STORAGE CENTERS, INC.

Date: August 13, 2004	By:	/s/ David K. Grant
David K. Grant
President, Chief Operating Officer and
Interim Chief Financial Officer