Form 10-Q
period 2004-06-30
SHURGARD STORAGE CENTERS INC
filed 2004-08-13
CIK 906933

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Shares outstanding at July 26, 2004

Class A Common Stock, $.001 par value, 45,974,104 shares outstanding

Explanatory Note

This Form 10-Q includes restatements of previously reported historical financial data and related descriptions for the three months and six months ended June 30, 2003. We reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and restated for them accordingly. In addition, we identified certain other errors impacting prior quarterly periods and corrected for them in our restatements. The restated financial statements were included in our 2003 Annual Report on Form 10-K filed on May 17, 2004. See Note C to our Condensed Consolidated Financial Statements for further discussion of this matter. Also as of January 1, 2004, pursuant to the adoption of new accounting standards, we started consolidating our European operations which had a significant effect on the presentation of our Consolidated financial position, operating results and cash-flows as of and for the three months and six months ended June 30, 2004 compared to the prior periods (See Note B to our Condensed Consolidated Financial Statements).

Shurgard Storage Centers, Inc.

Form 10-Q

For the Three Months and Six Months ended June 30, 2004

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(Amounts in thousands except share data)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS:
Storage centers:
Land	$612,529	$376,832
Buildings and equipment, net	1,844,910	1,203,799
Construction in progress	80,888	38,867

Total storage centers	2,538,327	1,619,498

Investment in Shurgard Europe	—	319,267
Cash and cash equivalents	35,841	11,670
Restricted cash	12,369	1,585
Notes receivable affiliate	—	56,543
Goodwill	24,206	24,206
Other assets	77,921	34,322

Total assets	$2,688,664	$2,067,091

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and other liabilities	$112,274	$76,862
Lines of credit	696,691	263,220
Notes payable	763,791	711,026
Participation rights liability, net of discount of $2,053 and $4,053, respectively	40,623	40,623

Total liabilities	1,613,379	1,091,731

Minority interest	154,042	20,940
Commitments and contingencies (Notes G, I, S and V)
Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value; 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250,000	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 45,967,271 and 45,747,751 shares issued and outstanding, respectively	46	46
Additional paid-in capital	1,109,344	1,100,949
Accumulated net income less distributions	(322,938)	(287,516)
Accumulated other comprehensive income	3,608	9,758

Total shareholders’ equity	921,243	954,420

Total liabilities and shareholders’ equity	$2,688,664	$2,067,091

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Revenue
Storage center operations	$103,571	$71,562	$201,965	$139,979
Other	753	1,123	1,553	2,414

Total revenue	104,324	72,685	203,518	142,393

Expenses
Operating	42,654	24,613	84,191	47,210
Depreciation and amortization	21,390	13,132	41,608	26,784
Real estate taxes	8,212	6,794	17,319	13,759
Impairment expense	—	1,730	—	1,730
General, administrative and other	7,851	3,517	17,071	6,123

Total expenses	80,107	49,786	160,189	95,606

Income from storage center operations	24,217	22,899	43,329	46,787

Other Income (Expense)
Equity in earnings (losses) of other real estate investments, net	23	(1,747)	25	(2,375)
Interest:
Interest on loans	(19,662)	(12,597)	(38,471)	(23,296)
Amortization of participation rights discount	(1,000)	(281)	(2,000)	(560)
Unrealized gain (loss) on derivatives	662	(1,193)	(115)	(2,226)
Interest income and other (expense), net	245	1,654	(1,191)	3,429

Other expense, net	(19,732)	(14,164)	(41,752)	(25,028)

Minority interest	3,819	(272)	8,351	(498)

Income from continuing operations before income taxes	8,304	8,463	9,928	21,261
Income tax expense	—	—	(23)	—

Income from continuing operations	8,304	8,463	9,905	21,261
Discontinued operations
Income from discontinued operations	513	447	946	903
Gain on sale of discontinued operations	11,990	—	11,990	—

Total discontinued operations	12,503	447	12,936	903
Income before cumulative effect of change in accounting principle	20,807	8,910	22,841	22,164
Cumulative effect of change in accounting principle
Cumulative effect of change in accounting principle	—	—	(2,339)	—

Net income	20,807	8,910	20,502	22,164
Net Income Allocation
Preferred stock dividends	(2,974)	(2,974)	(5,948)	(5,948)

Net income available to common shareholders	$17,833	$5,936	$14,554	$16,216

See notes to unaudited Condensed Consolidated Financial Statements

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Net Income per Common Share - Basic:
Income from continuing operations available to common shareholders	$0.12	$0.16	$0.09	$0.43
Discontinued operations	0.27	0.01	0.28	0.02
Cumulative effect of change in accounting principle	—	—	(0.05)	—

Net income per share	$0.39	$0.17	$0.32	$0.45

Net Income per Common Share - Diluted:
Income from continuing operations available to common shareholders	$0.11	$0.15	$0.09	$0.42
Discontinued operations	0.27	0.01	0.27	0.02
Cumulative effect of change in accounting principle	—	—	(0.05)	—

Net income per share	$0.38	$0.16	$0.31	$0.44

Distributions per common share	$0.55	$0.54	$1.09	$1.07

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2004	2003
		(as restated)
Operating activities:
Net income	$20,502	$22,164
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(12,014)	—
Cumulative effect of change in accounting principle	2,339	—
Non-cash interest cost	2,164	—
Depreciation and amortization	41,608	26,784
Amortization of participation rights discount	2,000	560
Unrealized loss on derivatives	115	2,226
Equity in losses (earnings) of other real estate investments, net	(25)	2,375
Stock-based compensation expense	1,982	406
Depreciation associated with discontinued operations	173	217
Foreign currency exchange loss	2,392	—
Other non-cash income	—	(3,019)
Minority interest	(8,351)	498
Changes in operating accounts, net of effect of acquisitions
Other assets	14,544	(2,223)
Accounts payable and other liabilities	(14,819)	9,499

Net cash provided by operating activities	52,610	59,487

Investing activities:
Construction, acquisition and improvements to storage centers	(78,175)	(45,504)
Proceeds from sale of assets	20,732	—
Purchase of intangible assets	(799)	(390)
Increase in notes receivable	(9,952)	—
Purchase of additional interest in European affiliated partnerships	—	(204,502)
Increase in cash due to purchase of Minnesota Mini Storage	—	317
Increase in cash due to consolidation of Shurgard Europe	32,877	—
Changes in restricted cash, net	(10,784)	(447)
Purchase of additional interest in affiliated partnership	(2,457)	(245)

Net cash used in investing activities	(48,558)	(250,771)

See notes to unaudited Condensed Consolidated Financial Statements

	For the six months ended June 30,
	2004	2003
		(as restated)
Financing activities:
Proceeds from notes payable	74,687	227,248
Payments on notes payable	(57,567)	(25,263)
Proceeds from line of credit	266,025	393,653
Payments on line of credit	(207,095)	(362,804)
Payment of loan costs	(214)	(626)
Payments on participation rights	(2,000)	(680)
Proceeds from exercise of stock options and dividend reinvestment plan	6,414	4,635
Contributions received from minority partners	108	82
Distributions paid on Common and Preferred stock	(55,924)	(44,452)
Distributions paid to minority partners	(3,309)	(2,107)

Net cash provided by financing activities	21,125	189,686

Effect of exchange rate changes on cash and cash equivalents	(1,006)	—
Increase in cash and cash equivalents	24,171	(1,598)
Cash and cash equivalents at beginning of period	11,670	12,968

Cash and cash equivalents at end of period	$35,841	$11,370

Supplemental schedule of cash flow information:
Cash paid for interest on loans	$34,277	$29,088

Supplemental schedule of noncash investing information:
Fair value adjustments of derivatives	$(338)	$168

Common stock issued as consideration for acquisitions	$—	$69,878

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

Three months ended June 30, 2004

(unaudited)

Note A – Organization

Shurgard Storage Centers, Inc. (We, our, the Company or Shurgard), a Washington corporation, was organized on July 23, 1993. The Company serves as a vehicle for investments in, and ownership of, a professionally managed, internationally diverse real estate portfolio consisting primarily of self-service storage properties that provides month-to-month leases for business and personal use primarily in the United States and Europe. We operated a network of 620 storage centers containing approximately 39 million net rentable square feet located throughout the United States and in Europe as of June 30, 2004. As of January 1, 2004, pursuant to the adoption of new accounting standards, we started consolidating our European operations in our consolidated financial statements. We intend to qualify as a real estate investment trust (REIT) as defined in Section 856 of the Internal Revenue Code.

This Form 10-Q includes restatements of previously reported historical financial data and related descriptions for the three months and six months ended June 30, 2003. We reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and restated for them accordingly. In addition, we identified certain other errors impacting prior quarterly periods and corrected for them in our restatements. The restated quarterly financial data was included in our 2003 Annual Report on Form 10-K filed on May 17, 2004. See Note C for further discussion of this matter.

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

We have assessed Shurgard Self Storage SCA (Shurgard Europe), in which we had an 85.47% ownership interest as of June 30, 2004 (87.23% as of July 2004 see Note J), under the provisions of FIN 46R and have concluded that it meets the definition of a VIE. We have also concluded that we are the primary beneficiary effective as of June 2003. As a result, Shurgard Europe has been consolidated in our financial statements beginning January 1, 2004. The consolidation of Shurgard Europe has a significant effect on the presentation of our financial position, operating results and cash flows (see summarized financial information at Note J). As of June 30, 2004, Shurgard Europe had a credit facility collateralized by its assets with a net book value of $497.3 million (see Note E). Shurgard Europe’s creditors had no recourse to the general credit of Shurgard.

In January 2003, Shurgard Europe created a joint venture entity, First Shurgard, SPRL (First Shurgard), to develop approximately 38 storage facilities in Western Europe. Shurgard Europe has a 20% interest in this venture. We have also determined that First Shurgard is a VIE, and that Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard has been consolidated in our financial statements beginning January 1, 2004. At June 30, 2004 First Shurgard had total assets of $188.9 million, total liabilities of $99.9 million and had a credit facility collateralized by its assets with a net book value of $162.3 million (see Note F). As of June 30, 2004, First Shurgard’s creditors had no recourse to the general credit of Shurgard or Shurgard Europe other than Shurgard’s commitment to subscribe up to $20 million in preferred bonds in a potential event of default. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe’s partner in the joint venture (see Note S).

In April 2004, Shurgard Europe incorporated Second Shurgard SPRL (Second Shurgard) and in May entered into a joint venture agreement with Crescent Euro Self Storage Investments II SARL (Crescent II), amended in July 2004, under terms similar to those that apply to First Shurgard. Similarly to First Shurgard, Shurgard Europe holds a 20% interest in Second Shurgard. We have also determined that Second Shurgard is a VIE of which Shurgard Europe is the primary beneficiary. Accordingly, Second Shurgard has been consolidated in our financial statements since its inception; however, Second Shurgard had no operations during the quarter.

Upon adoption of FIN 46R we recognized a cumulative effect of change in accounting principle of approximately $2.3 million relating to the consolidation of First Shurgard. This is the result of eliminating all intercompany profits from inception of First Shurgard in 2003 as required under FIN 46R. Before 2004, prior to adoption of FIN 46R, we eliminated our 20% ownership share of intercompany profits.

The adoption of FIN 46R and the related consolidation of Shurgard Europe resulted in us recognizing as storage center assets the excess value we paid for our ownership interest in Shurgard Europe over the net book value and the excess fair value of the minority shareholders interests over the net book value as of June 28, 2003, the date we became the primary beneficiary. These amounts were allocated to the underlying buildings and land and the amount allocated to buildings is being depreciated over the remaining estimated useful lives. As we are the primary beneficiary of First Shurgard since its inception in 2003, we have determined that the net book value represents the fair value of First Shurgard’s assets and liabilities at inception. As a result, there was no adjustment to First Shurgard’s assets upon the adoption of FIN 46R.

We do not believe that any of our other investees are VIEs under the provisions of FIN 46R.

Note C – Restatements

We have restated our previously reported quarterly information for the three months and six months ended June 30, 2003. We reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and restated for them accordingly. In addition, we identified certain other errors impacting prior quarterly periods and corrected for them in our restatements. The restated financial statements were reported and are further discussed in our 2003 Form 10-K filed on May 17, 2004.

The most significant items that we restated for are as follows:

•	We have determined that certain partially-owned U.S. entities historically accounted for using the equity method should have been consolidated from inception of each entity. This restatement affects 26 entities and ventures in which we maintain ownership interests ranging from 50% to 90%, and which hold a total of 30 storage centers.

•	We have determined that our tax retention operating lease entity (collectively referred to as the TROL), which owned properties that historically were accounted for off-balance sheet as operating leases, should have been included in our Consolidated Statement of Net Income from inception.

•	We have determined that a full valuation allowance should have been recorded against the deferred tax assets of our domestic taxable operations and the deferred tax assets of Shurgard Europe.

•	We corrected the accounting for certain accrued liabilities to recognize the expenses in the appropriate periods. These accruals primarily consisted of compensation and related payroll costs, workers’ compensation costs and lease accruals.

•	We corrected for certain items that impacted the computation of depreciation expense and capitalization of overhead and interest.

•	We reversed amortization of amounts that should have been recognized as a gain in connection with the sale of certain storage centers in prior years.

•	We corrected the accounting for advertising costs related to print advertisements in telephone books to recognize the expenses when the related telephone book is first published.

•	For the three months and six months ended June 30, 2003, we corrected errors identified in the computation of depreciation expense on properties for which we exercised our purchase option under our tax retention operating leases in 2003.

The effect of these restatements on our net income available to Common shareholders and earnings per share are as follows:

	Three months ended June 30, 2003			Six months ended June 30, 2003
		Earnings per share			Earnings per share
(In thousands except per share data)		Basic	Diluted		Basic	Diluted
As previously reported	$7,564	$0.21	$0.21	$18,603	$0.52	$0.51
Impact of adjustments for:
Consolidation of domestic joint ventures	—	—	—	—	—	—
Valuation of Deferred tax assets	(635)	(0.02)	(0.02)	(956)	(0.03)	(0.03)
Tax Retention Operating Leases	(2,042)	(0.05)	(0.06)	(3,399)	(0.09)	(0.09)
Period end accruals	(25)	—	—	(42)	—	—
Depreciation expense and capitalization of overhead and interest	140	—	—	281	0.01	0.01
Gain on sale of storage centers	(124)	—	—	(249)	(0.01)	(0.01)
Advertising costs	164	—	—	445	0.01	0.01
Quarterly depreciation expense and capitalization of overhead and interest	1,365	0.04	0.04	1,365	0.04	0.04
Other	(471)	(0.01)	(0.01)	168	—	—

As restated	$5,936	$0.17	$0.16	$16,216	$0.45	$0.44

The aggregate impact of these restatements on the Condensed Consolidated Statement of Income for the three months and six months ended June 30, 2003 are as follows (in thousands):

	For the three months ended June 30, 2003		For the six months ended June 30, 2003
	As previously reported (1)	As restated	As previously reported (1)	As restated
Revenue
Storage center operations	$68,355	$71,562	$133,592	$139,979
Other	1,246	1,123	2,813	2,414

Total revenue	69,601	72,685	136,405	142,393

Expenses
Operating	23,649	24,613	45,611	47,210
Depreciation and amortization	13,000	13,132	25,374	26,784
Real estate taxes	6,473	6,794	13,073	13,759
Impairment expense	1,730	1,730	1,730	1,730
General, administrative and other	2,679	3,517	5,100	6,123

Total expenses	47,531	49,786	90,888	95,606

Income from storage center operations	22,070	22,899	45,517	46,787

Other Income (Expense)
Equity in losses of other real estate investments, net	(786)	(1,747)	(1,363)	(2,375)
Interest:
Interest on loans	(11,124)	(12,597)	(20,554)	(23,296)
Amortization of participation rights discount	(281)	(281)	(560)	(560)
Unrealized loss on derivatives	(1,193)	(1,193)	(2,226)	(2,226)
Interest income and other, net	1,795	1,654	3,766	3,429

Other expense, net	(11,589)	(14,164)	(20,937)	(25,028)

Minority interest	(162)	(272)	(334)	(498)

Income from continuing operations before income taxes	10,319	8,463	24,246	21,261
Income tax benefit	219	—	305	—

Income from continuing operations	10,538	8,463	24,551	21,261
Discontinued operations
Income from discontinued operations	—	447	—	903

Net income	10,538	8,910	24,551	22,164
Net Income Allocation
Preferred stock dividends	(2,974)	(2,974)	(5,948)	(5,948)

Net income available to common shareholders	$7,564	$5,936	$18,603	$16,216

Net Income per Common Share - Basic:
Income from continuing operations available to common shareholders	$0.21	$0.16	$0.52	$0.43
Discontinued operations	—	0.01	—	0.02

Net income	$0.21	$0.17	$0.52	$0.45

Net Income per Common Share - Diluted:
Income from continuing operations available to common shareholders	$0.21	$0.15	$0.51	$0.42
Discontinued operations	—	0.01	—	0.02

Net income	$0.21	$0.16	$0.51	$0.44

Distributions per common share	$0.54	$0.54	$1.07	$1.07

(1)	Certain amounts have been reclassified to conform to the current presentation.

Note D – Basis of Presentation

Basis of presentation: The Condensed Consolidated Financial Statements include the accounts of Shurgard and our consolidated subsidiaries presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the informative disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our financial condition at June 30, 2004 and December 31, 2003 and the results of operations and cash flows for the three month and six month periods ended June 30, 2004 and 2003. Interim results are not necessarily indicative of the results for the year ending December 31, 2004. The interim financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K. All intercompany balances and transactions have been eliminated in consolidation.

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

Recom & Co., SNC (Recom) is a Belgian partnership which holds a portion of our interest in Shurgard Europe. Recom has been consolidated in our financial statements since we increased our ownership to 88.1% through the acquisition of third party interests in June 2003 and assumed responsibility for management of that entity. Recom is subject to Belgian income tax for which a provision has been made in our financial statements. As of July 2004, we were the sole shareholder of Recom (see Note J).

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

Other comprehensive income

The following tables summarize components of other comprehensive income (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Net income	$20,807	$8,910	$20,502	$22,164
Other comprehensive income, net of tax:
Derivatives qualifying as hedges	340	463	(151)	828
Currency translation adjustment	(462)	(827)	(1,797)	(857)
Effect of consolidation of Shurgard Europe	—	—	(4,202)	—

Total other comprehensive income (loss)	(122)	(364)	(6,150)	(29)

Total comprehensive income	$20,685	$8,546	$14,352	$22,135

The currency translation adjustment represents the currency translation loss related to Shurgard Europe and Recom.

Financing Arrangements: We account for sales of certain storage centers in which we have continuing involvement as financing arrangements (see Note G).

Financial Instruments with characteristics of both Liabilities and Equity: We adopted the requirements of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in the third quarter of 2003, and there was no impact on our financial position, operating results or cash flows. However, the minority interests associated with certain of our consolidated joint ventures and our European subsidiaries, that have finite lives under the terms of the partnership agreements, represent mandatorily redeemable interests as defined in SFAS No. 150. As of June 30, 2004, the aggregate book value of these minority interests in finite-lived entities in our Consolidated Balance Sheet was $143.8 million and we believe that the estimated aggregate settlement value of these interests was approximately $160.9 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we would distribute to our joint venture partners assuming dissolution as of June 30, 2004. As required under the terms of the respective partnership agreements, subsequent changes to the estimated fair value of the assets and liabilities of the consolidated joint ventures will affect our estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except per share data)	2004	2003	2004	2003
		(as restated)		(as restated)
Net income:
As reported	$20,807	$8,910	$20,502	$22,164
Add: Compensation expense recorded for options granted below market value	52	50	117	100
Less: Pro forma compensation expense	(298)	(286)	(604)	(595)

Pro forma	$20,561	$8,674	$20,015	$21,669

Basic net income per Common share:
As reported	$0.39	$0.17	$0.32	$0.45
Pro forma	$0.38	$0.16	$0.31	$0.44
Diluted net income per Common share:
As reported	$0.38	$0.16	$0.31	$0.44
Pro forma	$0.38	$0.16	$0.30	$0.43

Note E – Lines of Credit

The following table summarizes our lines of credit:

	As of		Weighted Average interest rate at June 30, 2004
(in thousands)	June 30, 2004	December 31, 2003
Unsecured domestic line of credit	$222,150	$263,220	2.36%
Unsecured domestic term loan credit facility	100,000	—	2.43%
Shurgard Europe bridge credit agreement	374,541	—	4.07%

	$696,691	$263,220	3.29%

As of June 30, 2004 we had an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants. As of June 30, 2004, the current available amount was $137.9 million. In April 2004 the terms of our $360 million revolving line of credit were amended such that certain consolidated subsidiaries of Shurgard became guarantors under the line of credit and to accommodate certain modifications in our financial statement presentation.

Our consolidated subsidiary, Shurgard Europe, has a bridge credit agreement denominated in Euros to borrow up to €310 million ($374.5 million as of June 30, 2004). This revolving credit facility matures in December 2004, bears interest at a rate of 200 basis points over EURIBOR and is collateralized by mortgages on substantially all of the Shurgard Europe’s storage centers and certain other assets of Shurgard Europe. The bridge credit facility is subject to customary banking covenants. As of June 30, 2004, this credit facility was collateralized by assets with a net book value of $497.3 million.

In April 2004, we entered into a new unsecured term loan agreement to borrow an additional $100 million at an interest rate of 125 basis points over LIBOR or the prime rate at our option (2.43% as of June 30, 2004). The facility was provided by a sub-group of our existing bank group and was fully underwritten by our agent bank. The facility contains various covenants that are consistent with our $360 million revolving credit facility and matures in February 2005.

Interest expense for our lines of credit of $5.8 million and $436,000 are included in interest on loans on our condensed consolidated statement of income for the three months ended June 30, 2004 and 2003, respectively. We incurred $11.3 million and $1.1 million in interest expense for the six months ended June 30, 2004 and 2003, respectively.

Note F – Notes Payable

(in thousands)	June 30, 2004	December 31, 2003
Senior notes payable	$450,000	$500,000
Domestic mortgage notes payable	209,169	209,889
European capital leases	10,953	—
European senior credit agreement	93,031	—

	763,153	709,889
Premium on senior notes payable	—	381
Discount on senior notes payable	(738)	(780)
Premium on mortgage notes payable	1,376	1,536

	$763,791	$711,026

In April 2004, $50 million in unsecured notes with an annual interest rate of 7.5% matured. We repaid these notes with proceeds under our line of credit.

Shurgard Europe’s consolidated subsidiary First Shurgard has a senior credit agreement denominated in Euro to borrow up to €140 million ($169.1 million as of June 30, 2004). This facility matures in May 2008, bears interest at a rate of 225 basis points over EURIBOR (4.3% as of June 30, 2004) with a one year extension option subject to meeting certain covenants, and is repayable in installments of €600,000 ($725,000 at June 30, 2004) per quarter starting not earlier than May 2006, and increasing to €1,750,000 ($2,114,000 at June 30, 2004) in May 2007. As of June 30, 2004, this credit facility was collateralized by assets with a net book value of $162.3 million.

In March 2004, we reduced by $17.4 million the outstanding balance on the mortgage note payable of a joint venture accounted for as a financing arrangement. We relinquished our rights on certain properties of the joint venture to which the debt applied and which collateralized the notes to the extent of the amount reduced (see Note G).

As of June 2004, we entered into three new mortgage agreements collateralized by four properties. These notes total $15.9 million, mature in 2014 and bear fixed interest ranging from 5.73% to 5.93%. Also, in May 2004 we refinanced the mortgage debt of two joint ventures from notes bearing variable interest rates to notes with fixed interest rates with a total principal of $6.2 million and interest rate of 5.70%.

Our domestic mortgage notes payable and European senior credit agreement consist of the following:

(in thousands)	June 30, 2004	December 31, 2003
Fixed rate mortgages of consolidated entities, interest rates from 5.29% to 9.03% at June 30, 2004, maturity dates ranging from 2005 to 2014, collateralized by properties	$148,308	$127,290
Variable rate mortgages of consolidated entities, interest rates range from 3.1% to 4.3% at June 30, 2004, maturity dates ranging from 2004 to 2007, collateralized by properties	153,892	82,599

	$302,200	$209,889

As of June 30, 2004 and December 31, 2003 the domestic mortgage notes payable were collateralized by storage centers with a net book value of $252.3 million and $269.5 million, respectively.

Note G – Participation Rights

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

On June 25, 2004 we entered into a purchase and sale agreement with CCPRE to purchase CCPRE’s 80% membership interest in CCP/Shurgard, which holds 21 properties including the four properties we declined to purchase earlier. Assuming the terms and conditions are met the transaction will take place on December 15, 2004 at a purchase price of approximately $46 million. As of June 30, 2004 we had set a deposit to escrow of $4.6 million on this transaction that is included in restricted cash on our Condensed Consolidated Balance Sheet.

The following table summarizes the estimated liability for participation rights and the related discount:

(in thousands)	June 30, 2004	December 31, 2003
Gross participation rights	$42,676	$44,676
Participation rights discount	(2,053)	(4,053)

Participation rights liability, net of discount	$40,623	$40,623

Note H – Storage Centers

Buildings and equipment are presented net of accumulated depreciation of $423.0 million and $322.0 million as of June 30, 2004 and December 31, 2003, respectively.

As of June 30, 2004 storage centers included building and equipment from Shurgard Europe of $945.6 million, net of accumulated depreciation of $78.0 million.

Note I – Acquisitions

Minnesota Mini-Storage

On June 30, 2003, we completed the acquisition of five entities owning a total of 19 self storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage. The results of Minnesota Mini-Storage have been included in our Condensed Consolidated Financial Statements since that date. We entered into this transaction to gain a market presence in Minnesota. As consideration in the transaction, we issued 3,050,000 shares of our common stock at closing and have agreed to issue an additional 50,000 shares if the properties meet certain revenue targets prior to the end of 2005. The acquisition was accounted for as a purchase transaction. Due to the contingent shares issuable, the purchase price is not yet finalized; thus, the allocation of the purchase price is subject to change. As of June 30, 2004 and December 31, 2003, we had recorded a liability of $1.8 million, in relation with the contingent purchase price, which is included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheet.

The following table summarizes unaudited pro forma results of operations for the three months and six months ended June 30, 2003 as if Minnesota acquisition had taken place at the beginning of that period.

Pro Forma Results of Operations

	Three months ended June 30, 2003		Six months ended June 30, 2003
(in thousands except share data)	As restated	Pro forma	As restated	Pro forma
Revenue	$72,685	$76,034	$142,393	$148,975
Income from continuing operations	$8,463	$10,068	$21,261	$24,376
Net Income	$8,910	$10,515	$22,164	$25,279
Net Income per Common Share - Basic:
Income from continuing operations available to common shareholders	$0.16	$0.20	$0.43	$0.52
Discontinued operations	0.01	0.01	0.02	0.02

Net income per share	$0.17	$0.21	$0.45	$0.54

Net Income per Common Share - Diluted:
Income from continuing operations available to common shareholders	$0.15	$0.20	$0.42	$0.51
Discontinued operations	0.01	$0.01	0.02	0.02

Net income per share	$0.16	$0.21	$0.44	$0.53

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

In June 2004, we acquired a single property storage facility through a 74% owned consolidated subsidiary, Shurgard/Morningstar Storage Centers, LLC. We financed this $6.3 million acquisition with a mortgage note collateralized by the property.

Note J – Investment in Shurgard Europe

In 2001, 2002 and through April 2003 our ownership interest in Shurgard Europe was 7.6%. During the period from April 2003 through December 31, 2003, we entered into several transactions which resulted in an additional 47.15% indirect ownership in Shurgard Europe and 30.75 % direct ownership interest. Our combined direct and indirect ownership in Shurgard Europe at December 31, 2003 totaled 85.47% with an investment value of $319.3 million. The difference between our investment in Shurgard Europe and our proportionate share of the underlying equity was primarily a result of the fact that we paid more than book value for the ownership interests in Shurgard Europe acquired from our former investment partners. This difference was attributed to the underlying buildings and land owned by Shurgard Europe and, accordingly, the amount attributed to buildings is being depreciated over the remaining estimated useful lives. European operations are conducted in Belgium, Sweden, France, the Netherlands, the United Kingdom, Denmark and Germany. In January 2003, Shurgard Europe created a new joint venture entity, First Shurgard, to develop approximately 38 storage facilities in Western Europe. Shurgard Europe has a 20% interest in this venture. We owned or leased 124 properties in seven European countries containing approximately 6.8 million rentable square feet as of June 30, 2004.

In April 2004, the Board of Directors of Shurgard approved the exercise of our option to purchase the remaining shares of Recom owned by E-Parco for €4.3 million ($5.3 million as of June 30, 2004) plus forgiveness of a €2.0 million ($2.4 million as of June 30, 2004) loan including accrued interest from July, 2003. We exercised the option on June 1, 2004 and closed the purchase of E-Parco shares on July 2, 2004. On June 30, 2004 we had deposited in escrow $5.3 million for this transaction that are classified in restricted cash on our Condensed Consolidated Balance Sheet. As of July 2, 2004 we were the sole shareholder of Recom and held an 87.23% interest in Shurgard Europe.

In May 2004 Shurgard Europe entered into another joint venture, Second Shurgard, to develop up to 37 storage facilities in Western Europe. Shurgard Europe has a 20% interest in this venture. This joint venture has a total equity commitment of €62.5 million ($75.5 million as of June 30, 2004), with a possible extension of an additional €37.5 million ($45.3 million as of June 30, 2004). The equity commitment was contingent upon obtaining the debt financing of the joint venture which was completed in July 2004 with Second Shurgard obtaining a debt facility of €140 million ($169.1 million as of June 30, 2004) with Royal Bank of Scotland. The extension of the facility from €87.5 million ($105.7 million as of June 30, 2004) to €140 million will occur upon completion of the second round of equity financing.

As discussed in Note B, upon the adoption of FIN 46R we started consolidating Shurgard Europe and its subsidiary First Shurgard as of January 1, 2004 and we started consolidating Second Shurgard in May 2004. Second Shurgard had no operations in the quarter ended June 30, 2004.

Below is summarized financial information for Shurgard Europe. Shurgard Europe’s functional currency is the Euro. This financial information has been translated from the Euro to the U.S. dollar for reporting purposes. Non-monetary assets and liabilities are converted at historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of each period and income statement accounts are re-measured at the average exchange rate for each period. This financial information is presented before elimination of intercompany balances with Shurgard. Upon consolidation of Shurgard Europe, as of June 30, 2004 the bonds payable to Shurgard of $61.2 million are eliminated as well as the related interest expense of $1.9 million and $3.8 million for the three months and six months ended June 30, 2004, respectively.

Shurgard Self Storage S.C.A.

Condensed Consolidated Balance Sheets

(in thousands)	June 30, 2004	December 31, 2003
ASSETS
Storage centers:
Land	$173,919	$137,615
Buildings and equipment, net	479,842	400,397
Construction in progress	50,195	12,766

Total storage centers	703,956	550,778
Investment in and receivables from affiliates	—	29,824
Cash and cash equivalents	24,518	11,965
Other assets	39,358	31,902

Total assets	$767,832	$624,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$37,531	$41,637
Liabilities under capital leases	10,953	11,391
Bonds payable to Shurgard	61,151	57,287
Line of credit and note payable	467,572	376,553

Total liabilities	577,207	486,868
Minority interest	73,317	—
Shareholders’ equity	117,308	137,601

Total liabilities and shareholders’ equity	$767,832	$624,469

Shurgard Self Storage S.C.A.

Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2004	2003	2004	2003
		(as restated)		(as restated)
Revenue
Storage center operations	$23,858	$16,839	$46,524	$31,695
Other revenue	—	3,521	—	3,521

Total revenue	23,858	20,360	46,524	35,216

Expenses
Operating	17,684	16,249	34,285	27,992
Real estate taxes	1,296	875	2,627	1,771
Depreciation and amortization	5,521	4,649	9,818	8,754
General, administrative and other	1,449	1,293	3,218	2,482

Total expenses	25,950	23,066	49,948	40,999

Net loss from operations	(2,092)	(2,706)	(3,424)	(5,783)

Other Income (Expense)
Unrealized gain (loss) on derivatives	56	—	(187)	—
Minority Interest	2,898	—	5,933	—
Loss on sales of real estate	—	—	(105)	(1)
Interest income and other	22	819	76	880
Interest and other charges	(6,183)	(5,629)	(11,805)	(9,849)
Interest expense on bonds payable to Shurgard	(1,883)	(1,691)	(3,750)	(3,316)
Interest expense on subordinated loan to a related party	—	(2,882)	—	(5,575)
Unrealized foreign currency translation (loss) gain on bonds payable	(402)	3,124	(2,337)	4,704

Loss before income taxes	(7,584)	(8,965)	(15,599)	(18,940)
Income taxes	—	(6)	(23)	(6)

Net loss before cumulative effect of change in accounting principle	(7,584)	(8,971)	(15,622)	(18,946)
Cumulative effect of change in accounting principle	—	—	(2,339)	—

Net loss	$(7,584)	$(8,971)	$(17,961)	$(18,946)

Note K – Other Assets

The following table summarizes other assets per category:

(in thousands)	June 30, 2004	December 31, 2003
Non-competition agreements, net of amortization of $7,948 in 2004 and $7,979 in 2003	$856	$660
Financing costs, net of amortization of $25,142 in 2004 and $7,928 in 2003	16,432	6,217
Properties held for sale	4,731	1,530
Notes receivable	10,809	5,330
Receivables	14,820	8,470
Prepaid assets	14,198	4,151
Other real estate investments	1,007	1,521
Other assets, net of amortization of $6,367 in 2004 and $930 in 2003	15,068	6,443

Total other assets	$77,921	$34,322

As of June 30, 2004, the consolidated assets from Shurgard Europe account for $39.4 million of total other assets.

Note L – Shareholders’ Equity

During the three months and six months ended June 30, 2004, we issued 73,825 and 82,593 shares of Class A Common Stock, respectively, in connection with our Dividend Reinvestment Plan. Also, 2,567 shares and 129,643 shares were issued in connection with the exercise of employee stock options during the three and six months ended June 30, 2004, respectively. Additionally, 1,904 shares and 7,284 shares of restricted stock were granted to officers, key employees, and directors during the three months and six months ended June 30, 2004, respectively, and 3,834 shares of restricted stock were cancelled due to the termination of employees. We recorded stock compensation expense for restricted shares and discounted stock options of $987,000 and $203,000 for the three months ended June 30, 2004 and 2003, respectively, and $2.0 million and $406,000 for the six months ended June 30, 2004 and 2003, respectively.

Note M – Derivative Financial Instruments

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

First Shurgard has purchased interest rate caps at a strike rate of 4% for notional amounts of €8.5 million in July 2003 increasing to a total of €130 million in February 2005, then decreasing and maturing in July 2005. First Shurgard also entered into interest swap fixing agreements at rates between 3.31% and 4.17% (excluding margin) effective in March 2005 and maturing in May 2008 for variable notional amounts of up to €134 million. At June 30, 2004, it was determined that these hedges were effective under SFAS No. 133.

We had derivative liabilities of $15.5 million and $14.8 million as of June 30, 2004 and December 31, 2003, respectively, including $0.9 million from Shurgard Europe as of June 30, 2004, that are included in accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. We had $1.9 million derivative assets as of June 30, 2004 including $1.8 million from financial instruments of our European subsidiaries, which are included in other assets on our Condensed Consolidated Balance Sheets.

Note N – Income Taxes

Taxable income from our domestic non-REIT activities are conducted through Shurgard TRS, Inc., a taxable REIT subsidiary.

In January 2004, we started consolidating Shurgard Europe, which is subject to income taxes in the jurisdiction of the countries where its subsidiaries operate.

On June 28, 2003 we started consolidating Recom, a Belgian subsidiary that is subject to foreign income taxes. As of June 30, 2004 and December 31, 2003 Recom’s tax liability was $1.7 million and $1.8 million, respectively, which represents the outstanding tax liability for 2003 tax year.

The components of deferred tax assets (liabilities) for Shurgard’s taxable operations at June 30, 2004 and December 31, 2003 are included in the table below. As of June 30, 2004 and December 31, 2003, we had established a valuation allowance for the value of our deferred tax assets. Given the history of losses of our TRS and of our European operations we have concluded there is insufficient evidence at this point to justify recognition of the benefits of these deferred tax assets on our books.

(in thousands)	June 30, 2004	December 31, 2003
Domestic	$9,928	$9,410
Foreign	60,601	—

Net deferred tax asset before valuation allowance	70,529	9,410

Valuation allowance	(70,529)	(9,410)

Net deferred tax asset	$—	$—

Note O – Lease Obligations

We lease certain parcels of land and buildings under operating leases, including ground leases with terms of up to 95 years. We also have five properties in Belgium and the Netherlands under capital leases with purchase options on the Belgian properties exercisable in 2011 and 2022, respectively. The liability under these capital leases was $11.0 million as of June 30, 2004, and is included in notes payable in our Condensed Consolidated Balance Sheets. The future minimum rental payments required under these leases are as follows (in thousands):

	Operating leases	Capital leases
2004	$4,747	$846
2005	8,741	850
2006	8,068	853
2007	6,964	856
2008	5,635	859
Thereafter	91,775	30,444

	$125,930	$34,708

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

In December 2003, the Board of Directors approved an exit plan to close the remaining STG warehouses in the Northern California, Oregon and Washington markets and the operations of Shurgard Preferred Partners. This decision caused us to evaluate the assets associated with these operations. By the end of the second quarter of 2004, we had ceased to use all of our containerized facilities. As of June 30, 2004, we had operating lease obligations through 2008 for all the warehouses and certain equipment. As of June 2004, we had entered in subleasing agreements for two warehouses and we were still examining sub-leasing possibilities for one warehouse. In the first quarter 2004, we recognized at its fair value, a liability of approximately $2.0 million including $1.8 million for the remaining lease rentals reduced by estimated sublease rentals, and remaining severance payments. Also, in the first quarter of 2004 we incurred termination benefits, contract termination costs and costs associated with the relocation of customers of approximately $326,000. The exit costs are included in General, administrative and other on our Condensed Consolidated Statement of Income as of June 30, 2004.

The following table summarizes costs incurred since January 2002 for exiting our containerized storage operations which have been applied to this accrual:

(in thousands)
Total accrued exit costs as of January 1, 2002	$2,790
Payments made	(1,771)

Total accrued exit costs as of December 31, 2002	1,019
Payments made	(507)

Total accrued exit costs as of December 31, 2003	512
Exit costs for 2004 warehouse closings	2,276
Payments made	(851)

Total accrued exit costs as of June 30, 2004	$1,937

Note Q – Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three months and six months ended June 30, 2004 and 2003 (in thousands except per share data):

	Earnings	Basic Per share	Effect of dilutive stock options	Diluted Per share
For the three months ended June 30, 2004
Number of shares		45,761	807	46,568
Income from continuing operations	$8,304
Less: preferred distributions	(2,974)

Income from continuing operations available to common shareholders	5,330	$0.12	$(0.01)	$0.11
Discontinued operations	12,503	0.27	—	0.27

Net Income	$17,833	$0.39	$(0.01)	$0.38

For the three months ended June 30, 2003
Number of shares		35,953	638	36,591
Income from continuing operations	$8,463
Less: preferred distributions	(2,974)

Income from continuing operations available to common shareholders	5,489	$0.16	$(0.01)	$0.15
Discontinued operations	447	0.01	—	0.01

Net Income	$5,936	$0.17	$(0.01)	$0.16

For the six months ended June 30, 2004
Number of shares		45,707	807	46,514
Income from continuing operations	$9,905
Less: preferred distributions	(5,948)

Income from continuing operations available to common shareholders	3,957	$0.09	$—	$0.09
Discontinued operations	12,936	0.28	(0.01)	0.27

Net income before change in accounting principle	16,893	0.37	(0.01)	0.36
Cumulative effect of change in accounting principle	(2,339)	(0.05)	—	(0.05)

Net Income	$14,554	$0.32	$(0.01)	$0.31

For the six months ended June 30, 2003
Number of shares		35,918	534	36,452
Income from continuing operations	$21,261
Less: preferred distributions	(5,948)

Income from continuing operations available to common shareholders	15,313	$0.43	$(0.01)	$0.42
Discontinued operations	903	0.02	—	0.02

Net Income	$16,216	$0.45	$(0.01)	$0.44

Note R – Foreign operations

All of our international operations are conducted through Shurgard Europe which we started consolidating as of January 1, 2004. Our international revenues amounted to $23.9 million and $46.5 million, or 23% of total revenue for the three months and six months ended June 30, 2004, respectively.

The functional currency for Shurgard Europe is the local currency of the country in which the entity is located (Euro for members of the European Union that have adopted the Euro, Krona for Sweden, Pound Sterling for the United Kingdom, Krone for Denmark). Additionally, Recom, a consolidated foreign entity with a U.S. dollar functional currency, has transactions that are denominated in currencies other than U.S. dollars. In such cases, non-monetary assets and liabilities are converted to U.S dollars at historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of the period and income statement accounts are re-measured at the average exchange rate for the period.

A $442,000 unrealized foreign exchange gain and a $2.4 million unrealized foreign exchange loss was recorded for the three months and six months ended June 30, 2004, respectively, as a result of our international operations. The foreign exchange gain (loss) is included in interest income and other, net on our Condensed Consolidated Statement of Income. We had no foreign exchange gain or loss for the three months and six months ended June 30, 2003.

Note S – Related Party Transactions

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we own 85.47% as of June 30, 2004. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $55 million with an additional $20 million that can be drawn by First Shurgard only in a potential event of a default on the five year debt facility between First Shurgard and a group of commercial banks. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at any time prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement with Shurgard Europe entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $20 million entitles us to a commitment fee of 2% of the $20 million. Prior to the consolidation of Shurgard Europe these fees were being recognized in income using the effective interest method over the extended term of the bonds. As of December 31, 2003, $55.3 million of U.S. dollar denominated bonds had been issued to us under this commitment including $6.0 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included on our Condensed Consolidated Balance Sheets in notes receivable affiliate as of December 31, 2003 and the related income and fees are included in our Condensed Consolidated Statements of Income in interest income other, net for the period ended June 30, 2003. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in interest income and other and therefore the impact of interest is eliminated in the Condensed Consolidated Statements of Net Income as of June 30, 2003.

On July 8, 2003, we loaned €1.9 million ($2,151,940 based on exchange rates as of July 8, 2003, which rates were applied in all the amounts listed below) to E-Parco, a Belgian company which is owned by certain employees of Shurgard Europe. E-Parco has an indirect ownership interest in Shurgard Europe through Recom, a Belgian company and Shurgard subsidiary. The proceeds of this loan were used by E-Parco to repurchase its shares from Mr. Grant, an officer of the Company, and certain former employees of Shurgard Europe. Mr. Grant received €1.2 million ($1,359,120) for his shares and €0.7 million ($792,820) was paid to the former employees. The purchase price for the E-Parco shares was based on recent third party sales transactions for interests in Shurgard Europe. As partial consideration for the loan, E-Parco granted Shurgard an option to purchase its 377 Recom shares for €4.3 million ($5.3 million as of June 30, 2004) plus forgiveness of the loan including accrued interest. We exercised the option on June 1, 2004 and closed the purchase of E-Parco shares on July 2, 2004. As of July 2, 2004, we became the sole shareholder of Recom.

Note T – Discontinued Operations

For those properties disposed of or held for sale for which SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” is applicable, the operations and gain or loss on the sale of the storage centers have been included in the caption discontinued operations on our Condensed Consolidated Income Statements as of June 30, 2004. In the first quarter 2004, we had designated as held for sale four storage centers located in California that were disposed of in June 2004. In the second quarter 2004 we designated two additional properties as held for sale of which one was sold in July. These properties totaled $3.1 million as of June 30, 2004 and are included as properties held for sale in other assets on the Condensed Consolidated Balance Sheets. We have presented these six storage centers as discontinued operations for the three months and six months ended June 30, 2004 and 2003. Also, in March 2004, we relinquished our rights to four other properties held by a joint venture accounted for as a financing arrangement (see Note G). Due to our continuing involvement in the management of these properties for a fee, they are not categorized as discontinued operations in the Condensed Consolidated Income Statements, but they are presented in the disposed category in our Segment reporting (see note U).

The following table summarizes income from discontinued operations (In thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003
Discontinued operations:
Revenue	$873	$881	$1,733	$1,756
Operating expense	(247)	(277)	(517)	(537)
Depreciation and amortization	(65)	(109)	(173)	(217)
Real estate taxes	(48)	(48)	(97)	(99)

Income from discontinued operations	513	447	946	903
Gain on disposal of California properties	11,990	—	11,990	—

Income from discontinued operations	$12,503	$447	$12,936	$903

Note U – Segment Reporting

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

The following table illustrates the results using the 2004 Same Store and New Store base for reportable segments as of and for the three months and six months ended June 30, 2004 and 2003. Same Store include all stores acquired prior to January 1, 2003, and developments opened prior to January 1, 2002. New Store represent all stores acquired after January 1, 2003, and developments opened after January 1, 2002. Disposed stores represent properties sold during 2004:

Three months ended June 30, 2004 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$72,720	$7,587	$17,553	$6,305	$624	$(873)	$103,916
Less unconsolidated joint ventures	—	(345)	—	—	—	—	(345)

Consolidated revenue	72,720	7,242	17,553	6,305	624	(873)	103,571
Direct operating and real estate tax expense	23,312	4,060	7,740	5,718	194	(261)	40,763
Less unconsolidated joint ventures	—	(214)	—	—	—	—	(214)

Consolidated direct operating and real estate tax expense	23,312	3,846	7,740	5,718	194	(261)	40,549

Consolidated NOI	49,408	3,396	9,813	587	430	(612)	63,022
Indirect expense	3,104	365	2,019	1,823	—	(34)	7,277
Leasehold expense	858	81	391	125	—	—	1,455
Less unconsolidated joint ventures	—	(1)	—	—	—	—	(1)

Consolidated indirect and leasehold expense	3,962	445	2,410	1,948	—	(34)	8,731

Consolidated NOI after indirect and leasehold expense	$45,446	$2,951	$7,403	$(1,361)	$430	$(578)	$54,291

Three months ended June 30, 2003 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
	(as restated)	(as restated)			(as restated)	(as restated)	(as restated)
Storage center operations revenue	$69,439	$1,394	$14,824	$2,015	$1,694	$(881)	$88,485
Less unconsolidated joint ventures	—	—	(14,824)	(2,015)	(84)	—	(16,923)

Consolidated revenue	69,439	1,394	—	—	1,610	(881)	71,562
Direct operating and real estate tax expense	23,024	1,281	6,684	2,522	820	(280)	34,051
Less unconsolidated joint ventures	—	—	(6,684)	(2,522)	(52)	—	(9,258)

Consolidated direct operating and real estate tax expense	23,024	1,281	—	—	768	(280)	24,793

Consolidated NOI	46,415	113	—	—	842	(601)	46,769
Indirect expense	3,508	137	2,286	1,382	—	(45)	7,268
Leasehold expense	824	114	390	61	—	—	1,389
Less unconsolidated joint ventures	—	—	(2,676)	(1,443)	(3)	—	(4,122)

Consolidated indirect and leasehold expense	4,332	251	—	—	(3)	(45)	4,535

Consolidated NOI after indirect and leasehold expense	$42,083	$(138)	$—	$—	$845	$(556)	$42,234

Six months ended June 30, 2004 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$141,972	$14,043	$35,039	$11,486	$1,730	$(1,733)	$202,537
Less unconsolidated joint ventures	—	(572)	—	—	—	—	(572)

Consolidated revenue	141,972	13,471	35,039	11,486	1,730	(1,733)	201,965
Direct operating and real estate tax expense	46,391	8,103	15,261	11,196	729	(536)	81,144
Less unconsolidated joint ventures	—	(400)	—	—	—	—	(400)

Consolidated direct operating and real estate tax expense	46,391	7,703	15,261	11,196	729	(536)	80,744

Consolidated NOI	95,581	5,768	19,778	290	1,001	(1,197)	121,221
Indirect expense	6,703	772	4,122	3,583	—	(78)	15,102
Leasehold expense	1,776	188	796	232	—	—	2,992
Less unconsolidated joint ventures	—	(3)	—	—	—	—	(3)

Consolidated indirect and leasehold expense	8,479	957	4,918	3,815	—	(78)	18,091

Consolidated NOI after indirect and leasehold expense	$87,102	$4,811	$14,860	$(3,525)	$1,001	$(1,119)	$103,130

Six months ended June 30, 2003 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
	(as restated)	(as restated)			(as restated)	(as restated)	(as restated)
Storage center operations revenue	$136,193	$2,375	$28,459	$3,237	$3,332	$(1,756)	$171,840
Less unconsolidated joint ventures	—	—	(28,459)	(3,237)	(165)	—	(31,861)

Consolidated revenue	136,193	2,375	—	—	3,167	(1,756)	139,979
Direct operating and real estate tax expense	45,624	2,270	13,044	4,551	1,587	(545)	66,531
Less unconsolidated joint ventures	—	—	(13,044)	(4,551)	(98)	—	(17,693)

Consolidated direct operating and real estate tax expense	45,624	2,270	—	—	1,489	(545)	48,838

Consolidated NOI	90,569	105	—	—	1,678	(1,211)	91,141
Indirect expense	7,137	253	4,440	2,439	—	(91)	14,178
Leasehold expense	1,672	284	703	119	—	—	2,778
Less unconsolidated joint ventures	—	—	(5,143)	(2,558)	(7)	—	(7,708)

Consolidated indirect and leasehold expense	8,809	537	—	—	(7)	(91)	9,248

Consolidated NOI after indirect and leasehold expense	$81,760	$(432)	$—	$—	$1,685	$(1,120)	$81,893

The following table reconciles the reportable segments storage centers operations revenue per the table above to consolidated total revenue for the three months and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2003	2004	2003
		(as restated)		(as restated)
Consolidated Storage center operations	$103,571	$71,562	$201,965	$139,979
Other	753	1,123	1,553	2,414

Total revenue	$104,324	$72,685	$203,518	$142,393

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2003	2004	2003
		(as restated)		(as restated)
Consolidated direct operating and real estate tax expense	$40,549	$24,793	$80,744	$48,838
Consolidated indirect operating and leasehold expense	8,731	4,535	18,091	9,248
Other operating expense	1,586	2,079	2,675	2,883

Consolidated operating and real estate tax expense	$50,866	$31,407	$101,510	$60,969

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2003	2004	2003
		(as restated)		(as restated)
Consolidated NOI after indirect and leasehold expense	$54,291	$42,234	$103,130	$81,893
Other revenue	753	1,123	1,553	2,414
Other operating expense	(1,586)	(2,079)	(2,675)	(2,883)
Depreciation and amortization	(21,390)	(13,132)	(41,608)	(26,784)
Impairment expense	—	(1,730)	—	(1,730)
General, administrative and other	(7,851)	(3,517)	(17,071)	(6,123)
Equity in earnings (losses) of other real estate investments, net	23	(1,747)	25	(2,375)
Interest on loans	(19,662)	(12,597)	(38,471)	(23,296)
Amortization of participation rights discount	(1,000)	(281)	(2,000)	(560)
Unrealized gain (loss) on derivatives	662	(1,193)	(115)	(2,226)
Interest (expense) income and other, net	245	1,654	(1,191)	3,429
Minority interest	3,819	(272)	8,351	(498)
Income tax expense	—	—	(23)	—
Income from discontinued operations	513	447	946	903
Gain on sale of discontinued operations	11,990	—	11,990	—
Cumulative effect of changes in accounting principle	—	—	(2,339)	—

Net income	$20,807	$8,910	$20,502	$22,164

Note V – Contingent Liabilities and Commitments

The following table summarizes our contractual obligations, commitments and contingent liabilities as of June 30, 2004:

	Payments due by Period
(in thousands)	Total	2004	2005-2006	2007-2008	2009 and beyond
Contractual Obligations
Long-term debt	$752,200	$55,153	$26,181	$165,592	$505,274
Capital and operating lease obligations	160,638	5,593	18,512	14,314	122,219
Participation rights liability	40,623	40,623	—	—	—

Totals	$953,461	$101,369	$44,693	$179,906	$627,493

	Amount of Commitment Expiration per Period
(in thousands)	Total amounts committed	2004	2005-2006	2007-2008	2009 and beyond
Other Commercial Commitments & Contingent Liabilities
Development contract commitments	$99,095	$56,774	$35,466	$3,361	$3,494
Development loan commitments	7,982	7,982	—	—	—
Commitment to purchase properties	5,377	5,377	—	—	—
Outstanding letter of credit	880	880	—	—	—
Affiliated developer guarantee	14,048	14,048	—	—	—

Totals	$127,382	$85,061	$35,466	$3,361	$3,494

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

Note W – Subsequent Events

In July 2004, Second Shurgard obtained a debt facility of €140 million ($169.1 million as of June 30, 2004) with Royal Bank of Scotland. This facility will be reduced to €87.5 million ($105.7 million as of June 30, 2004) if the second round of equity financing is not completed.

We closed the sale of a California storage center on July 8, 2004 for a price of approximately $5.1 million. The sale resulted in a gain of approximately $3.6 million which will be reflected in our third quarter 2004 results. Also, we sold a Texas storage center on July 28, 2004 for a price of approximately $2.6 million. The sale resulted in an estimated gain of approximately $717,000 which will be reflected in our third quarter 2004 results. Both of these stores were classified as properties held for sale in other assets at June 30, 2004 and the operating results were classified as discontinued operations for the three months and six months ended June 30, 2004 and 2003.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for the three months and six months ended June 30, 2003. See Note C to the Condensed Consolidated Financial Statements for a discussion of this matter. The aggregate impact of all restatement items resulted in a decrease in net income available to common shareholders compared to previously reported amounts of $5.9 million ($0.17 per diluted share) and $6.2 million ($0.44 per diluted share) for the three months and six months ended June 30, 2003, respectively.

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects”, “should”, “estimates”, “expects” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including the risk that changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, the risk that new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses, the risk that tax law changes may change the taxability of operating and construction expenses, the risk that tax law changes may change the taxability of future income, the risk that increases in interest rates may increase the cost of refinancing long term debt, the risk that our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism; and the risk that our interest in Shurgard Europe may be adversely affected if that entity is unable to complete formation and funding of its contemplated development joint ventures. We may also be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures of the Company. Other factors that could affect our financial results are described in PART I - Item 1 of our 2003 Annual report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

Net Income: As of January 1, 2004, pursuant to FIN 46R, we started consolidating the results of our then 85.47% owned subsidiary Shurgard Europe and its 20% owned subsidiary First Shurgard. Therefore our results for the first six months of 2004 are not directly comparable to the time period of the prior year, when we accounted for our then 7.57% interest in Shurgard Europe on the equity basis. We recorded net income of $20.8 million and $20.5 million for the three and six months ended June 30, 2004, respectively, compared to net income of $8.9 million and $22.2 million for the three and six months ended June 30, 2003, respectively. The decrease in net income for the six months is primarily due to higher losses due to the consolidation of Shurgard Europe, financing costs related to the increased ownership in Shurgard Europe, costs related to the cessation of our containerized storage operations, and higher General and Administrative and other expenses as further discussed below. Shurgard Europe accounts for a $5.6 million and $12.4 million decrease in net income in our Condensed Consolidated Financial statements for the three and six months ended June 30, 2004, respectively, including $2.3 million, before minority interest, for the six months ended June 30, 2004, of cumulative effect of change in accounting principle.

The following table summarizes the main components of the change in Net income for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003:

	Three months ended June, 2004		Six months ended June 30, 2004
(In thousands except per share data)	Change in Income	Diluted earnings per share (1)	Change in Income	Diluted earnings per share (1)
Impact of :
Gain on sale of four California properties	$11,990	$0.33	$11,990	$0.33
Increase in domestic operating income before General, administrative and other	7,819	0.21	10,785	0.29
Change in domestic unrealized losses on derivatives	1,799	0.05	2,298	0.06
Increase in ownership of Shurgard Europe (net of minority interest)	(3,141)	(0.09)	(6,367)	(0.18)
Increase in domestic General, administrative other than STG exit costs and stock compensation expense	(2,039)	(0.06)	(3,844)	(0.11)
Additional depreciation on basis difference of Shurgard Europe’s assets	(1,541)	(0.04)	(3,090)	(0.08)
Increase in unrealized foreign exchange loss on intercompany bonds	(904)	(0.02)	(2,959)	(0.08)
Increase in interest on loans	(890)	(0.02)	(3,389)	(0.09)
Increase in stock compensation expense	(784)	(0.02)	(1,576)	(0.04)
Increase in amortization of participation rights discount	(719)	(0.02)	(1,440)	(0.04)
Cumulative effect of change in accounting principle	—	—	(2,339)	(0.06)
Exit costs of containerized storage operations (STG)	—	—	(2,276)	(0.06)
Other, net	307	0.01	545	0.01

Increase (Decrease) in Net income	$11,897	$0.33	$(1,662)	$(0.05)

(1)	The diluted earnings per share impact is calculated using the weighted average shares as of June 30, 2003.

Storage Center Operations Revenue: Storage center operations revenue rose $32.0 million, or 45%, and $62.0 million or 44% for the three and six months ended June 30, 2004, respectively, due substantially to the consolidation of Shurgard Europe which contributed $23.9 million and $46.5 million of revenue, respectively. Domestic storage center operations revenue increased 11.4% and 11% for the three months and six months ended June 30, 2004, respectively, as a result of the factors discussed under SEGMENT PERFORMANCE.

Other Revenue: Other revenue of $1.6 million decreased $861,000 from the six months ended June 30, 2003 due primarily to the closing of our containerized storage operations which was partially offset by a growth in revenue from our tenant referral insurance program.

Operating expenses: Operating expenses increased $18.0 million and $37.0 million in the three months and six months ended June 30, 2004, respectively, of which $17.7 million and $34.3 million relate to our consolidation of Shurgard Europe. U.S. operating expenses increased 1.5% and 6% for the three and six months ended June 30, 2004, respectively, primarily as a result of an increase in the number of stores and an increase in personnel expenses. See discussion of certain of these expenses under SEGMENT PERFORMANCE.

Depreciation and Amortization: Depreciation and amortization increased $8.3 million and $14.8 million in the three months and six months ended June 30, 2004. Shurgard Europe accounted for $12.9 million of the increase for the six months ended June 30, 2004, including $3.1 million of depreciation of the excess value we paid for our ownership interest in Shurgard Europe over the book value that we allocated to buildings. Depreciation and amortization of domestic facilities increased 9.1% and 7.1% for the three months and six months ended June 30, 2004 over the prior year due to the increase in the number of stores.

General, Administrative and Other Expenses: General and administrative expenses increased $4.3 million and $10.9 million for the three and six months ended June 30, 2004, respectively, of which $1.4 million and $3.2 million, respectively relate to our European operations. Of the remaining $7.7 million increase for the six months ended June 30, 2004, $2.3 million is due to the closure of Storage To Go, LLC warehouses, approximately $1.5 million relates to stock compensation expense, and the remainder is primarily increases in legal, audit and other professional fees, in connection with accounting and financial reporting and compensation expenses as a result of newly created management positions. The increase in stock compensation expense results from the Company’s increased use of restricted shares grants to compensate its executives over grants of stock options.

Interest on loans: Interest expense increased $7.1 million or 56% in the second quarter 2004 and $15.2 million or 65% for the six months ended June 30, 2004. The consolidation of Shurgard Europe accounted for $10.4 million of the increase for the six months. Interest expense was also increased due to the issuance of $200 million notes payable in March 2003 and increase in the use of our line of credit, utilized primarily to finance the purchase of part of the increased ownership in Shurgard Europe and the $100 million new term loan credit facility we entered into in April 2004.

Amortization of Participation Rights discount: The amortization of the participation rights discount expense increased $1.5 million for the first six months of 2004 based on a re-evaluation of our estimate of participation rights liability and the projected timing of our joint venture’s exercise of their put option and the related expected cash flows.

Interest Income and Other: Interest income and other was a loss of $1.2 million for the first six months of 2004 compared with income of $3.4 million over the previous year. In 2004, we had an unrealized foreign exchange loss of $2.4 million, whereas we had no foreign exchange loss in the second quarter 2003 and had interest income of $3.0 million from Shurgard Europe which is eliminated in consolidation in 2004.

Unrealized Gain (Loss) on Derivatives: The unrealized gain or loss on financial instruments is the gain or loss recognized for the changes in the fair market value of those financial instruments that do not qualify for hedge accounting treatment under SFAS No.133.

Minority Interest: The minority interest benefit was $8.4 million for the first six months of 2004 compared with an expense of $498,000 in 2003. Approximately $5.9 million of the 2004 minority interest relates to the consolidation of First Shurgard, in which we hold a 20% ownership interest, and $3.2 million to the consolidation of Shurgard Europe of which we held an 85.47% interest as of June 30, 2004.

Income Tax Expense: We have recorded a full valuation allowance against our net deferred tax assets for the three months and six months ended June 30, 2004 and 2003.

Cumulative effect of change in accounting principle: We recorded a cumulative effect of change in accounting principle upon implementation of FIN 46R as a result of the consolidation of First Shurgard (see Note B to our Condensed Consolidated Financial Statements).

Discontinued operations: We have reclassified the operating income of four storage centers in California that were sold in June 2004 and two additional storage centers that are classified as held for sale as of June 30, 2004. We recognized a $12.0 million gain on the sale of the four storage centers in California. See further discussion in Note T to our Condensed Consolidated Financial Statements.

UNCONSOLIDATED OPERATIONS

The following table shows equity in earnings (loss) from unconsolidated real estate investments for the three months and six months ended June 30, 2004 and 2003. All income and loss amounts reflect our pro rata ownership percentage and are reported as Equity in (Earnings) from Other Real Estate Investments, net in our Condensed Consolidated Statement of Net Income.

Equity in earnings (losses) of other real estate investments, net

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2004	2003	2004	2003
		(as restated)		(as restated)
Shurgard Europe	$—	$(1,743)	$—	$(2,369)
Other real estate investments	23	(4)	25	(6)

	$23	$(1,747)	$25	$(2,375)

Our net loss from European operations was $1.7 million and $2.4 million for the three months and six months ended June 30, 2003, respectively. Our European subsidiary wholly or partially owns and operates 124 stores in seven countries.

Other

In June 2002, we began a new tenant referral insurance program. Under this program, policies are issued and administered by a third party for a fee and the storage centers receive a cost reimbursement for handling certain administrative duties. SS Income Plan, a taxable REIT subsidiary, receives income, if any, from the policies sold to a customer referred to by the Company, less claims and expenses. SS Income Plan reimburses the third party administrator for reinsuring losses of SS Income Plans’ maximum loss exposure. During the three months ended June 30, 2004 and 2003, we recognized $454,000 and $261,000 in revenue, respectively, based on profits. During the six months ended June 30, 2004 and 2003, we recognized $824,000 and $489,000 in revenue, respectively, based on profits.

As of June 30, 2004 we had net deferred tax assets before valuation allowance of $70.5 million, primarily resulting from our history of losses in our European operations and in our containerized storage operations. We have assessed the recoverability of those assets and concluded that the positive evidence that we will be able to use those NOLs, based on expected income from our insurance program in the US and net income in Europe, does not overcome the negative evidence associated with losses incurred since inception. As a result, we have recognized a full allowance against our net deferred tax asset of $70.5 million and $9.4 million at June 30, 2004 and December 31, 2003, respectively.

SEGMENT PERFORMANCE

We have historically evaluated performance of our real estate assets in two segments: Domestic Same Store and New Store. Following the consolidation of Shurgard Europe beginning January 1, 2004, we have added two new reportable segments, European Same Store and European New Store, to the segments reported in our 2003 Annual Report on Form 10-K. Same Store, represents those storage centers and business parks that are not in the rent-up stage and for which historical information is available. New Store, represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. We evaluate all stores on the same basis regardless of ownership interest in the property. We believe net operating income (NOI) is a meaningful disclosure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is defined as Storage center operations revenues less direct operating and real estate tax expense for each of our properties. For a reconciliation of Same Store and New Store NOI to net income see Note U to our Condensed Consolidated Financial Statements. The following sections discuss the performance of these segments for domestic properties and the European operations section discusses the performance of these segments for European properties.

Domestic Same Store

Our definition of Domestic Same Store includes domestic existing stores acquired prior to January 1 of the previous year as well as domestic developed properties that have been operating for a full two years as of January 1 of the current year. Our definition of Same Store results in the addition of stores each year as new acquisitions and developments meet the criteria for inclusion, so we then include these stores in the previous year’s comparable data. Other storage companies may define Same Store differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at June 30, 2004 and 2003.

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				6/30/2004	6/30/2003	6/30/2004	6/30/2003
Same Store since 2004	60	$169.1	4,422,000	78%	73%	$8.01	$7.70
Same Store since 2003	31	135.6	1,846,000	83%	78%	13.15	12.47
Same Store since 2002 or prior	325	1,187.3	20,895,000	87%	85%	12.01	11.89

Same Store total	416	$1,492.0	27,163,000	85%	83%	$11.49	$11.34

	(In thousands) Revenue Three months ended,		(In thousands) NOI (after leaseholds expenses)Three months ended,
	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Same Store since 2004	$7,644	$6,745	$4,523	$3,848
Same Store since 2003	5,521	5,072	2,969	2,623
Same Store since 2002 or prior	59,555	57,622	41,058	39,120

Same Store total	$72,720	$69,439	$48,550	$45,591

(1)	Total capitalized costs to storage centers since the store was acquired or developed.

(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store Results (1)

	For the three months ended June 30,
(dollars in thousands)	2004	2003	% Change
		(as restated)
Storage center operations revenue	$72,720	$69,439	4.7	%(a)
Operating expense:
Personnel expenses	8,026	6,936	15.7	%(b)
Real estate taxes	5,851	6,185	-5.4	%(c)
Repairs and maintenance	2,063	2,100	-1.8%
Marketing expense	1,832	2,053	-10.8	%(d)
Utilities and phone expenses	2,302	2,452	-6.1%
Store admin and other expenses	3,238	3,298	-1.8%

Direct operating and real estate tax expense	23,312	23,024	1.3%

NOI	49,408	46,415	6.4%
Leasehold expense	858	824	4.1%

NOI after leasehold expense	48,550	45,591	6.5%
Indirect operating expense (2)	3,104	3,508	-11.5	%(e)

NOI after indirect operating and leasehold expense	$45,446	$42,083	8.0%

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.

(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(a) During the second quarter of 2004, Same Store revenue increased 4.7% over the same period in 2003, of which 1.2% accounts for storage centers that have been in the Same Store pool since the beginning of 2004. Starting in the fourth quarter 2003, we have started to see an improvement in economic conditions that has enabled us to increase occupancy by 2.9% and annual rental rates by 1.3%.

(b) Personnel expenses have increased due to an increase in hourly rate for store managers and employees and increased employee coverage in the store offices to better handle peak customer traffic and be able to open on Sundays. Also we incurred higher worker’s compensation and health insurance expense.

(c) Real estate taxes decreased as a result of credits received on successful tax appeals.

(d) The decrease in marketing expenses reflects higher levels of productivity from the consolidation of activities at our sales center along with a reduction of employees in our field sales and marketing representatives.

(e) Indirect operating expenses decreased due to a drop in contributions to our insurance trust and because indirect costs are spread over a larger number of stores.

Same Store Results (1)

	For the six months ended June 30,
(dollars in thousands except average rent)	2004	2003	% Change
		(as restated)
Storage center operations revenue	$141,972	$136,193	4.2	%(a)
Operating expense:
Personnel expenses	15,626	13,791	13.3	%(b)
Real estate taxes	12,286	12,621	-2.7	%(c)
Repairs and maintenance	4,235	4,046	4.7%
Marketing expense	3,305	3,898	-15.2	%(d)
Utilities and phone expenses	4,913	5,042	-2.6%
Store admin and other expenses	6,026	6,226	-3.2%

Direct operating and real estate tax expense	46,391	45,624	1.7%

NOI	95,581	90,569	5.5%
Leasehold expense	1,776	1,672	6.2%

NOI after leasehold expense	93,805	88,897
Indirect operating expense (2)	6,703	7,137	-6.1	%(e)

NOI after indirect operating and leasehold expense	$87,102	$81,760	6.5%

Avg. annual rent per sq. ft. (3)	$11.43	$11.29	1.2%
Avg. sq. ft. occupancy	84%	82%
Total net rentable sq. ft.	27,163,000	27,163,000
No. of properties as of June 30, 2004	413	413

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.

(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(a) During the first six months of 2004, Same Store revenue increased 4.2% over the same period in 2003, of which 1.2% accounts for storage centers that have been in the Same Store pool since the beginning of 2004. Starting in the fourth quarter 2003, we have started to see an improvement in economic conditions that has enabled us to increase occupancy by 2.8% and annual rental rates by 1.2%.

(b) Personnel expenses have increased due to an increase in hourly rate for store managers and employees and increased employee coverage in the store offices to better handle peak customer traffic and be able to open on Sundays.

(c) Real estate taxes decreased as a result of credits received on successful tax appeals.

(d) The decrease in marketing expenses reflects higher levels of productivity from the consolidation of activities at our sales center along with a reduction of employees in our field sales and marketing representatives.

(e) Indirect operating expenses decreased due to a drop in contributions to our insurance trust and because indirect costs are spread over a larger number of stores.

Domestic New Store

Our definition of New Store, as shown in the table below, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. The following table summarizes New Store operating performance as defined at June 30, 2004 and 2003.

(dollars in thousands except average rent)	New Store Results (1) Acquisitions Three months ended June 30,		Developments Three months ended June 30,		Total New Stores Three months ended June 30,
	2004	2003	2004	2003	2004	2003
		(as restated)		(as restated)		(as restated)
Storage center operations revenue	$3,887	$—	$3,700	$1,394	$7,587	$1,394
Operating expense:
Personnel expenses	417	—	720	340	1,137	340
Real estate taxes	556	—	562	388	1,118	388
Repairs and maintenance	179	—	183	67	362	67
Marketing expense	76	—	513	192	589	192
Utilities and phone expenses	112	—	270	129	382	129
Store admin and other expenses	174	—	298	165	472	165

Direct operating and real estate tax expense	1,514	—	2,546	1,281	4,060	1,281

NOI	2,373	—	1,154	113	3,527	113
Leasehold expense	—	—	81	114	81	114

NOI after leasehold expense	2,373	—	1,073	(1)	3,446	(1)
Indirect operating expense (2)	127	—	238	137	365	137

NOI after indirect operating and leasehold expense	$2,246	$—	$835	$(138)	$3,081	$(138)

Avg. sq. ft. occupancy	82%	—	60%	43%	69%	43%
No. of properties	21	—	33	18	54	18

(dollars in thousands except average rent)	New Store Results (1) Acquisitions Six months ended June 30,		Developments Six months ended June 30,		Total New Stores Six months ended June 30,
	2004	2003	2004	2003	2004	2003
		(as restated)		(as restated)		(as restated)
Storage center operations revenue	$7,454	$—	$6,589	$2,375	$14,043	$2,375
Operating expense:
Personnel expenses	817	—	1,422	655	2,239	655
Real estate taxes	1,100	—	1,254	697	2,354	697
Repairs and maintenance	419	—	313	124	732	124
Marketing expense	300	—	824	287	1,124	287
Utilities and phone expenses	274	—	539	241	813	241
Store admin and other expenses	315	—	526	266	841	266

Direct operating and real estate tax expense	3,225	—	4,878	2,270	8,103	2,270

NOI	4,229	—	1,711	105	5,940	105
Leasehold expense	—	—	188	284	188	284

NOI after leasehold expense	4,229	—	1,523	(179)	5,752	(179)
Indirect operating expense (2)	277	—	495	253	772	253

NOI after indirect operating and leasehold expense	$3,952	$—	$1,028	$(432)	$4,980	$(432)

Avg. sq. ft. occupancy	80%	0%	56%	42%	66%	42%
No. of properties	21	—	33	18	54	18

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.

(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

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

We can give no assurance that the yield projections noted above regarding the acquisitions will occur. Actual occupancy levels, rates and revenue could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our storage centers or general economic conditions impact demand for our product. Actual yields may also be lower if major expenses such as real estate taxes, labor and marketing, among others, increase more than projected. See Risk Factors in Part 1 – Item 1 Business of our 2003 Annual Report on Form 10-K.

The following table summarizes our acquisition activity from 2002 to 2004:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy Three months ended,		Average Annual Rent (per sq. ft) (2) Three months ended,
				6/30/2004	6/30/2003	6/30/2004	6/30/2003
Acquisitions in 2004	1	$5.9	87,000	99%	—	$9.48	$—
Acquisitions in 2003	20	98.8	1,449,000	82%	—	12.06	—
Acquisitions in 2002	48	115.2	3,676,000	77%	74%	7.42	7.25

(1)	Total capitalized costs to storage centers since the store was acquired or developed.

(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

In June of 2004 we purchased one additional store in North Carolina for $6.3 million including a non-competition agreement valued at $376,000.

During 2003, we purchased 20 storage centers. On June 30, 2003, we purchased 19 storage centers from the owners of Minnesota Mini Storage for 3,050,000 shares of our Common Stock (see Note I to our Consolidated Financial Statements), the equivalent of $89.5 million. These 19 stores had and average occupancy of 83% for the three months ended June 30, 2004 and a yield of 9.5% (calculated as the second quarter 2004 NOI annualized divided by the purchase price). One additional storage center was purchased from a California developer on December 31, 2003 for $6.3 million, and had occupancy of 92% at June 30, 2004.

During 2002, we purchased eight individual storage centers totaling 481,000 net rentable square feet for a purchase price of $27.1 million. These properties are in the following locations: three in Indiana, one in Maryland, one in California, one in Illinois and two in Florida. The average occupancy of these stores was 71% as of June 30, 2004, which is below our projected stabilized occupancy as five of these stores are still in rent-up. We expect these stores to reach stabilization within the next ten to twenty-four months. The second quarter 2004 yield on these eight storage centers is 6.5% (calculated as second quarter 2004 NOI annualized divided by the purchase price).

On June 26, 2002, we purchased a 74% interest in Morningstar Storage Centers, LLC (Morningstar) for $62.1 million which owns and operates 40 storage centers in North Carolina and South Carolina that consist of 3,195,000 net rentable square feet. We also entered into an agreement with certain members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. Occupancy for these 40 stores is 77%. Under this agreement we receive distributions in excess of our ownership interest in the first three years. From July 1, 2003 to June 30, 2004, we receive 87% of available cash flows (as defined in the purchase agreement). Beginning July 1, 2004, we will receive 75% of available cash flows. The Company’s second quarter 2004 yield on our investment is 10% (calculated as the cash flow we received from distributions divided by the purchase price of the investment).

Domestic Development

Our investment strategy includes development of new storage centers in markets in which we currently operate. This is primarily due to our focus on maintaining control of quality standards and consistent building design to develop brand awareness. We typically target yields for developments at 11% to 12% once we achieve stable occupancy. Targeted yield is calculated as projected annualized NOI divided by the total invested cost. We normally project new storage properties to rent-up at occupancy rates of between 3% and 4% per month. In order to maintain this pace of lease-up over the past three years we have needed to offer reduced rates to attract new customers. As a result, on the developments of the past three years, our stores have been renting with occupancy growth at 4% per month but at a rental rate that is lower than projected. We can give no assurance that the projections noted above regarding the development projects will occur in the future. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, are more than projected or if we are unable to obtain the projected rental rates for the project. See Risk Factors in Part 1 – Item 1 Business of our 2003 Annual Report on Form 10-K.

The following table summarizes our domestic development activity from 2002 to 2004 for the three month period ended June 30:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy Three months ended,		Average Annual Rent (per sq. ft) (2) Three months ended,
				6/30/2004	6/30/2003	6/30/2004	6/30/2003
Developments in 2004	5	$29.5	308,000	36%	—	$8.84	$—
Developments in 2003	14	72.1	843,000	54%	14%	10.51	5.99
Developments in 2002	14	74.0	870,000	74%	51%	11.33	10.35

Development total	33	$175.6	2,021,000	60%	43%	$10.80	$10.03

	(In thousands)		(In thousands)
	Revenue Three months ended,		NOI (after leasehold expenses) Three months ended,
	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Developments in 2004	$297	$—	$(160)	$—
Developments in 2003	1,386	84	213	(213)
Developments in 2002	2,017	1,310	1,020	212

Development total	$3,700	$1,394	$1,073	$(1)

(1)	Total capitalized costs to storage centers since the store was acquired or developed.

(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the store has not been opened a full year.

In 2004, we opened five new storage centers. The four located in California, South Carolina, Michigan, and New Jersey were opened in the first quarter and the one in Washington was opened in the second quarter.

The first of fourteen storage centers developed in 2003 was opened in March; the next three opened in the second quarter; seven were opened in the third quarter and the remaining three opened in the fourth quarter. The 2003 developments were open an average 11 months of operations. These stores had an occupancy rate of 58% at June 30, 2004 and at this stage are performing according to projections.

The fourteen domestic storage centers that we developed in 2002 as a group generated $1.0 million in NOI (after leasehold expenses) during the second quarter 2004, have been open an average of 24 months and had an average occupancy of about 76% for the second quarter 2004. This represents a rent-up which is somewhat below projections. This is attributable primarily to two storage centers that have been particularly slow to rent up that had occupancies at June 30, 2004 of 52% and 58%.

Domestic developments under construction

In addition to the operating properties discussed in Segment Performance, we have 5 properties under construction or pending construction. The following table summarizes the properties under construction as of June 30, 2004.

(dollars in thousands)	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of June 30, 2004
Developments Under Construction:
Construction in progress	3	12,573	9,675
Land purchased pending construction	2	10,667	4,099

Total	5	$23,240	$13,774

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

Included in construction in progress at June 30, 2004 is $10.0 million in costs related to ongoing capital improvement projects, $4.2 million for redevelopment of existing stores projects and $2.7 million in developments costs incurred on projects prior to commencement of construction.

European Operations

European Business Summary

European operations are conducted in Belgium, Sweden, France, the Netherlands, the United Kingdom, Denmark and Germany through Shurgard Self Storage SCA (Shurgard Europe).

On July 2, 2004 we purchased additional shares of Recom from E-Parco, a Luxemburg based company which is owned by certain employees of Shurgard Europe, resulting in an increase of our ownership interest in Shurgard Europe to 87.23% from 85.47%. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

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

In January 2003, Shurgard Europe entered into an agreement with Crescent to create a joint venture entity, First Shurgard, to develop approximately 38 storage facilities in Western Europe. Shurgard Europe has a 20% interest in this venture. The capital in this venture is now completely committed. In May 2004 Shurgard Europe entered into another joint venture with Crescent, Second Shurgard, to develop up to 37 storage facilities in Western Europe. Shurgard Europe has a 20% interest in this venture. This joint venture has a total equity commitment of €62.5 million ($75.5 million as of June 30, 2004), with a possible extension of an additional €37.5 million ($45.3 million as of June 30, 2004. The equity commitment was contingent upon obtaining the debt financing of the joint venture which was completed in July 2004 with Second Shurgard obtaining a debt facility of €140 million ($169.1 million as of June 30, 2004) with Royal Bank of Scotland. The extension of the facility from €87.5 million ($107.5 million as of June 30, 2004) to €140 million will occur upon completion of the second round of equity financing.

Summary of European Properties

	Shurgard Europe			First Shurgard
	Number of Open Properties	Total Net Rentable Sq. Ft. (1)	Estimated Total Cost (2)	Number of Open Properties	Total Net Rentable Sq. Ft. (1)	Estimated Total Cost (2)
(dollars in millions)
Country:
Belgium	18	1,052,000	$77.4	—	—	$—
Netherlands	23	1,247,000	123.9	6	301,000	33.5
Germany	—	—	—	5	268,000	33.6
France	24	1,294,000	134.5	6	318,000	34.9
Sweden	20	1,143,000	109.2	2	94,000	11.7
Denmark	4	215,000	26.6	2	102,000	15.0
United Kingdom	13	676,000	130.8	1	53,000	11.3

	102	5,627,000	$602.4	22	1,136,000	$140.0

(1)	Total net rentable square feet and estimated total cost when all phases are complete.

(2)	The actual completed cost of these projects are reported in U.S. dollars translated at the June 30, 2004 exchange rate of $1.21 to the Euro.

Shurgard Europe holds one additional property in the UK, which is intended to be transferred to First Shurgard once all the conditions are met.

European Same Store Operations

The definition for Same Store includes existing stores acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Therefore no properties from First Shurgard nor Second Shurgard are included in the Same Store portfolio. The following tables summarize the performance of the 72 European Same Store for the three months and six months ended June 30, 2004 and 2003. The Same Store include properties located in all of the markets in which we operate with the exception of Germany as the first store in that market opened in 2003.

Three months ended June 30, 2004 annual comparison for European Same Store

	Number of Properties	Q2 2004 Average Occupancy	Percent change compared to prior year
			Occupancy	Rates	Revenue	NOI
Belgium	15	77.6%	3.7%	0.4%	6.0%	13.7%
Netherlands	15	68.9%	10.8%	-0.1%	9.7%	22.4%
France	16	81.5%	12.8%	-0.1%	14.6%	4.8%
Sweden	17	71.0%	10.2%	2.3%	11.7%	22.3%
Denmark	2	73.8%	19.8%	-0.4%	22.1%	27.3%
United Kingdom	7	70.7%	2.1%	4.8%	7.4%	3.1	%(a)

Europe Totals	72	74.3%	8.8%	1.3%	10.7%	12.6%

	Three months ended June 30,
(in thousands except average rent)	2004	2003(4)	% Change (1)
Storage center operations revenue	$17,553	$15,855	10.7	%(a)
Operating expense:
Personnel expenses	2,462	2,161	13.9	%(b)
Real estate taxes	796	704	13.1	%(c)
Repairs and maintenance	671	539	24.5	%(d)
Marketing expense	1,495	1,495	0.0%
Utilities and phone expenses	427	441	-3.2%
Store admin and other expenses	1,889	1,800	4.9%

Direct operating and real estate tax expense	7,740	7,140	8.4%

NOI	9,813	8,715	12.6%
Leasehold expense	391	410	-4.6%

NOI after leasehold expense	9,422	8,305	13.4%
Indirect operating expense (2)	2,019	2,436	-17.1	%(e)

NOI after indirect operating and leasehold expense	$7,403	$5,869	26.1%

Avg. annual rent per sq. ft. (3)	$20.69	$20.44	1.2	%(a)
Avg. sq. ft. occupancy	74.3%	68.3%	8.8	%(a)
Total net rentable sq. ft.	4,078,000	4,078,000
No. of properties	72	72

	Six months ended June 30,
(in thousands except average rent)	2004	2003(4)	% Change (1)
Storage center operations revenue	$35,039	$31,691	10.6	%(a)
Operating expense:
Personnel expenses	4,825	4,419	9.2	%(b)
Real estate taxes	1,649	1,533	7.6	%(c)
Repairs and maintenance	1,326	1,154	14.9	%(d)
Marketing expense	2,759	2,796	-1.3%
Utilities and phone expenses	978	1,066	-8.3%
Store admin and other expenses	3,724	3,560	4.6%

Direct operating and real estate tax expense	15,261	14,528	5.0%

NOI	19,778	17,163	15.2%
Leasehold expense	796	775	2.7%

NOI after leasehold expense	18,982	16,388	15.8%
Indirect operating expense (2)	4,122	4,940	-16.6	%(e)

NOI after indirect operating and leasehold expense	$14,860	$11,448	29.8%

Avg. annual rent per sq. ft. (3)	$20.91	$20.82	0.4	%(a)
Avg. sq. ft. occupancy	73.7%	67.2%	9.7	%(a)
Total net rentable sq. ft.	4,078,000	4,078,000
No. of properties	72	72

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rates of 2004 for the 2004 to 2003 comparison.

(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(4)	The 2003 results were unconsolidated in our Condensed Consolidated Financial Statements.

(a) The increase in revenue for the three and six months ended June 30, 2004 over the prior year is primarily the result of increases in occupancy of 6.0 and 6.5 percentage points respectively, combined with slightly improved average rental rates. The focus in Europe is on increasing the occupancy levels to levels comparable to the US portfolio, although there can be no assurance that occupancy will continue to experience similar increases in the future. France is the closest to achieving this goal. The increase in occupancy is driven by store specific local marketing activity, tailored to needs of the local circumstances. In several markets an increase in quality of inquiries has been noted resulting in higher closing ratios. Furthermore, additional investments are made into the direct sales force, which is focused on business customers. Rates are generally flat, with the exception of inflation level increases in Sweden, and we believe the rate increases in the UK are in line with industry trends.

As a result of the above, revenue increased 10.7% when compared to the second quarter of 2003 translated at constant exchange rates. The revenue in US dollars, when translated at the applicable average period rates, increased by 18.4% due to a change in currency exchange rates in 2004 compared to 2003. For the first half of the year, revenue increased by 10.6% over the prior year, translated at constant exchange rates. The revenue in US dollars, when translated at the applicable average period rates, increased by 23.1% due to a change in currency exchange rates in the first half of 2004 compared to 2003.

(b) Increase in personnel expenses result from the addition of sales representatives in the field to improve business customers revenue. This has especially been the case in France where the additional presence in the stores resulted in a positive effect on occupancy.

(c) Real estate taxes increased as one store in the United Kingdom had a real estate tax reimbursement in the second quarter of 2003.

(d) We have had additional repair and maintenance costs in France. the Netherlands and the United Kingdom resulting in higher expenses.

(e) The decrease in indirect operating expense allocated to Same Store is the result of spreading certain fixed costs over more stores as the European market expands.

The 2004 yield for the Same Store portfolio was 9.52%, calculated as the annualized second quarter NOI after lease payments divided by the cost, both denominated in Euro.

The following tables present a reconciliation of the Same Store results translated at constant exchange rate to Same Store results translated at average exchange rate for the three months and six months ended June 30, 2003. Each of the categories presented are reconciled in Note U to our Condensed Consolidated Financial Statements.

(in thousands) Three months ended June 30, 2003	Same Store (1)	Exchange Difference	Total (2)
Storage center operations revenue	$15,855	$(1,031)	$14,824
Direct operating and real estate tax expense	7,140	(456)	6,684

Consolidated NOI	8,715	(575)	8,140
Indirect operating expense	2,436	(150)	2,286
Leasehold expense	410	(20)	390

Consolidated NOI after indirect and leasehold expense	$5,869	$(405)	$5,464

(in thousands) Six months ended June 30, 2003	Same Stores	Exchange Difference	Total
Storage center operations revenue	$31,691	$(3,232)	$28,459
Direct operating and real estate tax expense	14,528	(1,484)	13,044

Consolidated NOI	17,163	(1,748)	15,415
Indirect operating expense	4,940	(500)	4,440
Leasehold expense	775	(72)	703

Consolidated NOI after indirect and leasehold expense	$11,448	$(1,176)	$10,272

(1)	Amounts are translated from local currencies using the average exchange rate for the second quarter of 2004 for the purpose of comparison with the 2004 results.

(2)	Amounts are translated from local currencies using the average exchange rate for the second quarter of 2003 for purpose of reconciliation with the Condensed Consolidated Financial Statements.

European New Store

Our definition of New Store, as shown in the table below, includes existing European developed properties that have not been operating a full two years as of January 1 of the current year. All our European properties were developed, we did not acquire any properties in Europe. The following table summarizes New Store operating performance as defined at June 30, 2004 and 2003.

European New Store Results (1)

	Developments Three months Ended June 30,
(dollars in thousands)	2004	2003 (3)
		(as restated)
Storage center operations revenue	$6,305	$2,169
Operating expense:
Personnel expenses	1,739	723
Real estate taxes	500	240
Repairs and maintenance	407	151
Marketing expense	1,549	872
Utilities and phone expenses	331	133
Store admin and other expenses	1,192	586

Direct operating and real estate tax expense	5,718	2,705

NOI	587	(536)
Leasehold expense	125	67

NOI after leasehold expense	462	(603)
Indirect operating expense (2)	1,823	1,462

NOI after indirect operating and leasehold expense	$(1,361)	$(2,065)

Avg. sq. ft. occupancy	40%	14%
No. of properties	52	28

European New Store Results (1)

	Developments Six months Ended June 30,
(dollars in thousands)	2004	2003 (3)
		(as restated)
Storage center operations revenue	$11,486	$3,582
Operating expense:
Personnel expenses	3,376	1,438
Real estate taxes	977	448
Repairs and maintenance	794	279
Marketing expense	3,054	1,527
Utilities and phone expenses	696	316
Store admin and other expenses	2,299	1,051

Direct operating and real estate tax expense	11,196	5,059

NOI	290	(1,477)
Leasehold expense	232	135

NOI after leasehold expense	58	(1,612)
Indirect operating expense (2)	3,583	2,695

NOI after indirect operating and leasehold expense	$(3,525)	$(4,307)

Avg. sq. ft. occupancy	36%	12%
No. of properties	52	28

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rates of 2004 for the 2004 to 2003 comparison.

(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(3)	The 2003 results were unconsolidated in our Condensed Consolidated Financial Statements.

The following table presents a reconciliation of the New Store results translated at a constant exchange rate to New Store results translated at average exchange rate for the three months and six months ended June 30, 2003. Each of the categories presented are reconciled in Note U to our Condensed Consolidated Financial Statements.

(in thousands) Three months ended June 30, 2003	New Store (1)	Exchange Difference	Total (2)
Storage center operations revenue	$2,169	$(154)	$2,015
Direct operating and real estate tax expense	2,705	(183)	2,522

Consolidated NOI	(536)	29	(507)
Indirect operating expense	1,462	(80)	1,382
Leasehold expense	67	(6)	61

Consolidated NOI after indirect and leasehold expense	$(2,065)	$115	$(1,950)

(in thousands) Six months ended June 30, 2003	New Stores(1)	Exchange Difference	Total(2)
Storage center operations revenue	$3,582	$(345)	$3,237
Direct operating and real estate tax expense	5,059	(508)	4,551

Consolidated NOI	(1,477)	163	(1,314)
Indirect operating expense	2,695	(254)	2,441
Leasehold expense	135	(16)	119

Consolidated NOI after indirect and leasehold expense	$(4,307)	$433	$(3,874)

(1)	Amounts are translated from local currencies using the average exchange rate for the respective period of 2004 for the purpose of comparison with the 2004 results.

(2)	Amounts are translated from local currencies using the average exchange rate for the respective period of 2003 for purpose of reconciliation with the Condensed Consolidated Financial Statements.

The following table summarizes European developments opened through 2004 by country:

	Number of Prop- erties	(in millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy Three months ended,		Average Annual Rent (per sq. ft) (2) (3) Three months ended,

				6/30/2004	6/30/2003	6/30/2004	6/30/2003
Opened in 2004
Germany	—	$—	—	—	—	$—	$—
France	—	—	—	—	—	—	—
Sweden	—	—	—	—	—	—	—
Denmark	1	7.4	51,000	19.6%	—	5.16	—
United Kingdom	1	10.0	41,000	4.3%	—	47.17	—

Total opened in 2004	2	$17.4	92,000	8.0%	—	$11.47	$—

Opened in 2003
Belgium	1	$3.4	45,000	50.1%	—	$12.96	$—
Netherlands	7	38.6	351,000	28.1%	—	18.34	—
Germany	5	33.6	268,000	23.3%	—	14.11	—
France	7	42.1	371,000	21.2%	0.7%	21.38	—
Sweden	2	11.7	94,000	33.5%	4.9%	15.88	4.69
Denmark	1	7.6	51,000	47.5%	3.3%	20.23	—
United Kingdom	3	33.1	149,000	28.3%	1.9%	40.58	20.73

Total opened in 2003	26	$170.1	1,329,000	27.1%	0.9%	$20.46	$6.76

Opened in 2002
Belgium	2	$6.9	101,000	45.8%	31.0%	$11.70	$11.96
Netherlands	7	39.4	368,000	47.9%	27.2%	18.00	18.28
France	7	41.4	375,000	57.8%	30.6%	19.10	19.63
Sweden	3	18.3	151,000	64.8%	36.5%	19.10	16.40
Denmark	2	13.9	106,000	57.6%	20.1%	20.66	19.74
United Kingdom	3	33.5	163,000	58.2%	23.0%	39.77	43.03

Total opened in 2002	24	$153.4	1,264,000	54.8%	28.5%	$21.29	$20.54

New Store Total	52	$340.9	2,685,000	39.7%	13.8%	$20.90	$20.10

Same store:
Opened in 2001
Belgium	1	$3.6	51,000	65.8%	51.8%	$14.88	$14.34
Netherlands	9	45.4	484,000	63.2%	53.5%	17.29	17.38
France	5	31.7	280,000	79.3%	61.5%	21.16	20.57
Sweden	6	31.4	315,000	66.9%	53.4%	17.60	16.73
Denmark	2	12.6	110,000	73.8%	61.5%	19.97	20.06
United Kingdom	2	20.8	102,000	60.1%	55.6%	41.72	40.86

Total opened in 2001	25	$145.5	1,342,000	68.1%	55.9%	$20.09	$19.87

Opened in 2000 and before
Belgium	14	$63.6	855,000	78.3%	76.2%	$15.10	$15.05
Netherlands	6	34.0	345,000	77.0%	74.5%	21.12	20.80
France	11	54.3	585,000	82.5%	77.4%	25.28	25.31
Sweden	11	59.5	677,000	72.9%	69.5%	19.92	19.52
United Kingdom	5	44.6	274,000	74.6%	74.3%	32.20	30.59

Total opened before 2001	47	$256.0	2,736,000	77.3%	74.4%	$20.95	$20.64

Same Store Total	72	$401.5	4,078,000	74.3%	68.3%	$20.69	$20.44

	(In thousands)		(In thousands)		(In thousands)
	Revenue (2) Three months ended,		Expense (2) (4) (Direct expenses only) Three months ended,		NOI (2) (after leasehold expenses) Three months ended,

	6/30/2004	6/30/2003	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Opened in 2004
Germany	$—	$—	$85	$—	$(85)	$—
France	—	—	93	—	(93)	—
Sweden	—	—	3	—	1	—
Denmark	22	—	133	—	(111)	—
United Kingdom	35	—	77	—	(42)	—

Total opened in 2004	$57	$—	$391	$—	$(330)	$—

Opened in 2003
Belgium	$81	$—	$56	$—	$25	$—
Netherlands	488	—	566	21	(130)	(21)
Germany	236	—	502	—	(266)	—
France	505	—	854	88	(349)	(88)
Sweden	158	10	185	155	(37)	(145)
Denmark	142	1	97	1	45	—
United Kingdom	495	21	473	124	22	(103)

Total opened in 2003	$2,105	$32	$2,733	$389	$(690)	$(357)

Opened in 2002
Belgium	$145	$103	$128	$139	$17	$(36)
Netherlands	844	507	499	538	345	(31)
France	1,211	656	946	696	265	(40)
Sweden	534	279	308	325	216	(56)
Denmark	344	115	237	184	107	(69)
United Kingdom	1,065	477	476	434	532	(14)

Total opened in 2002	$4,143	$2,137	$2,594	$2,316	$1,482	$(246)

New Store Total	$6,305	$2,169	$5,718	$2,705	$462	$(603)

Same store:
Opened in 2001
Belgium	$139	$105	$59	$87	$80	$18
Netherlands	1,404	1,196	762	752	602	405
France	1,326	987	680	551	646	436
Sweden	1,083	835	627	629	445	196
Denmark	442	362	265	223	177	139
United Kingdom	715	651	280	292	435	359

Total opened in 2001	$5,109	$4,136	$2,673	$2,534	$2,385	$1,553

Opened in 2000 and before
Belgium	$2,831	$2,696	$1,019	$1,051	$1,812	$1,645
Netherlands	1,511	1,462	497	571	976	822
France	3,413	3,148	1,529	1,165	1,710	1,812
Sweden	2,837	2,673	1,273	1,213	1,436	1,339
United Kingdom	1,852	1,740	749	606	1,103	1,134

Total opened before 2001	$12,444	$11,719	$5,067	$4,606	$7,037	$6,752

Same Store Total	$17,553	$15,855	$7,740	$7,140	$9,422	$8,305

(1)	The actual completed cost of these projects are reported in U.S. dollars translated at the June 30, 2004 exchange rate of $1.21 to the Euro. Operating results (see note (2) below) are reported at the average exchange rate which was $1.21 to the Euro for the second quarter ended June 30, 2004. To the extent these exchange rates differ we believe it does not allow for an accurate measure of property investment yield. However, we believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield.

(2)	The amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2003.

(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the store had not been opened a full year.

(4)	Expenses in some instances may include certain pre-opening costs.

The new stores are generally renting up in all markets. However, we are currently experiencing slower rent-up time necessary to achieve full stabilization longer than originally anticipated, as outlined in the table above. In some markets we have instituted store level marketing plans along with focused marketing efforts.

The 25 storage centers opened in 2001 have an estimated total cost of $145.5 million and net rentable square feet of 1.3 million. The average occupancy at the end of June 2004 was 70.3% after an average of 33 months of operations. These storage centers generated $2.4 million of NOI after leasehold expense for the three months ended June 30, 2004. For the month of June 2004 these stores generated $0.8 million in NOI, which represents 47% of their stabilized NOI at maturity. This relatively low performance is due to lower occupancy levels then projected. At the current trend, we believe these stores will require between 38 and 40 months to stabilize. The current yield for these 25 stores (calculated as the second quarter 2004 annualized NOI after leasehold expenses, divided by the cost) was 6.7%.

European developments under construction

In addition to the above completed developments, Shurgard Europe currently has another eight storage centers under construction, of which six are being developed by First Shurgard. Shurgard Europe is planning to transfer the two stores one in the UK and one in Germany to First Shurgard and Second Shurgard, respectively. The UK store, which opened in the second quarter of 2004, is expected to be transferred to First Shurgard when conditions precedents required under the joint venture agreement have been met.

The following table summarizes European development projects in progress at June 30, 2004.

	Shurgard Europe			First Shurgard
(dollars in thousands)	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of June 30, 2004	Number of Projects	Estimated Completed Cost of Projects	Total Cost to Date as of June 30, 2004
Construction in Progress
Germany	1	$6,166	$5,220	2	$11,190	$9,391
France	—	—	—	4	21,959	11,689
United Kingdom	—	—	—	1	10,019	4,102

	1	$6,166	$5,220	7	$43,168	$25,182

(1)	The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See RISK FACTORS in Part I – Item 1 of our 2003 Annual report on Form 10-K.)

European Consolidated Statement of Income (See Note J to our Condensed Consolidated Financial Statements)

Net Loss: As of January 1, 2004 pursuant to FIN 46R, Shurgard Europe started consolidating the results of its 20% owned subsidiary First Shurgard, that was created in January 2003 and effectively started operations in May 2003. Therefore Shurgard Europe’s results are not directly comparable to the same quarter of the prior year, when First Shurgard was accounted for on the equity basis. The net loss of Shurgard Europe for the three months ended June 30, 2004 and 2003 was $7.6 million and 9.0 million, respectively. For the six months ending June 30, 2004 and 2003, the net loss was $18.0 million and $18.9 million, respectively

The increase in both revenue and expenses are affected by the exchange rate between the Euro and the U.S. dollar which averaged to $1.25 to the Euro for the first quarter ended March 31, 2004 and $1.21 to the Euro for the second quarter ended June 30, 2004 compared to respectively, $1.07 per Euro and $1.14 per Euro in 2003.

Revenues and total expenses increased $3.5 million and $2.8 million, respectively, from the second quarter 2003 to 2004, at each period’s average rate. At constant rates, using the 2004 average rate, total increase in revenues and total expenses would be $2.2 million and $1.5 million, respectively, from 2003 to 2004. Also as of January 1, 2004, Shurgard Europe started consolidating First Shurgard, whereas First Shurgard had had activity in the second quarter of 2003. Fees from First Shurgard were recognized for an amount of $3.5 million in the second quarter of 2003. First Shurgard accounts for approximately $0.6 million, net of minority interest, of Shurgard Europe’s loss for the three months ended June 30, 2004.

Revenues and total expenses increased $11.3 million and $8.9 million, respectively, from the first six months 2003 to 2004, at each period’s average rate. At constant rates, using the 2004 average rate, total increase in revenues and total expenses would be $7.6 million and $4.6 million, respectively, from 2003 to 2004. Also as of January 1, 2004, Shurgard Europe started consolidating First Shurgard, whereas First Shurgard had no activity in the first quarter of 2003. First Shurgard accounts for $7.3 million of Shurgard Europe’s loss for the six months ended June 30, 2004.

Storage Centers Operations Revenue: Storage centers operations revenue increased for the three and six months ended June 30, 2004 from the same period in 2003 as a result of the increasing portfolio of stores in Europe, the performance of which is discussed more fully above under Summary of European Properties.

Operating expenses: The increase in operating expense for the three months ended June 30, 2004 is attributed to (i) an increase in total store direct and indirect expense on the increasing store portfolio of $4.3 compared to the same periods of 2003 and (ii) a decrease in real estate development costs of $3.5 million in the three months ended June 30, 2004 compared to the same periods of 2003. Real estate operating expenses are impacted by the adoption of FIN 46 in January 2004 as in the second quarter of 2003, the expenses relating to the development of First Shurgard sites were recognized in the Income Statement.

The increase in operating expense for the six months ended June 30, 2004 is attributed to (i) an increase in total store direct and indirect expense on the increasing store portfolio of $9.3 million for the six months ended June 30, 2004 compared to the same periods of 2003 and (ii) a decrease in real estate development costs of $3.7 million in the six months ended June 30, 2004 compared to the same periods of 2003.

Real estate taxes: Real estate taxes increased by 48% or $0.4 million from the second quarter of 2003 to the same period of 2004. Of this increase, 6% or $0.1 million is explained by the exchange rates variance between the first quarter of 2003 and 2004. The remaining $0.3 of the increase results mainly from the higher number of stores in the portfolio. The trend is similar for the first six months of 2004 with an increase of 48% or $0.9 million over the first six months of 2003.

General, administrative and other: General and administrative expenses increased by 12%, or $0.2 million from the second quarter of 2003 to the same period of 2004. Of this increase 6% or $0.1 million is explained by the exchange rate variance between the second quarter of 2003 and 2004. General and administrative expenses increased by 30%, or $0.7 million from the first six months of 2003 to the same period of 2004. Of this increase 11% or $0.3 million is explained by the exchange rate variance between the first six months of 2003 and 2004. The remaining $0.4 million of increase is primarily the result of higher legal fees, and increased personnel costs resulting from the strengthening of the accounting function in the second half of 2003.

Interest and other charges: Interest expense consist primarily of interest on our senior credit facility and the senior credit agreement of First Shurgard. These charges increased by $1.5 million or 24%, including 6% of the increase or $0.4 million due to the variance in exchange rates between the second quarter of 2003 and 2004. The remaining increase is mostly the result of the senior credit agreement of First Shurgard to fund its development activities for which we had a $93.0 million outstanding balance at the end of June 30, 2004. Interest and other charges increased by 26%, or $3.2 million from the first six months of 2003 to the same period of 2004. Of this increase 11% or $1.4 million is explained by the exchange rate variance between the first six months of 2003 and 2004. These increases were offset by a decrease in interest expenses on a subordinated loan of $2.9 million and 5.6 million for the three months and six months ended June 30, 2004, respectively as result of the repayment of the subordinated loan payable to Recom in September 2003.

Unrealized loss on derivatives: The unrealized gain on derivatives of $0.1 million in the second quarter of 2004 and the unrealized loss of $0.2 million for the first six months of 2004 are primarily due to the mark to market of a series of currency options maturing May 26, 2008 whereby First Shurgard has the right to purchase €15,000,000 in exchange of US Dollars at a fixed exchange rate.

Minority Interest: The minority interest of $2.9 million and $5.9 million for the first three and six months ended June 30, 2004, respectively, relate to First Shurgard in which Shurgard Europe only holds a 20% ownership interest.

Unrealized Foreign exchange loss: The unrealized foreign exchange loss primarily results from the translation of the preferred bonds issued to Shurgard which are denominated in U.S. dollars.

Income taxes: A full valuation allowance against deferred tax assets was recorded for the three and six months ended June 30, 2004 and 2003.

Cumulative effect of change in accounting principle: Shurgard Europe recorded a cumulative effect of change in accounting principle of $2.3 million upon implementation of FIN 46R as a result of the consolidation of First Shurgard (see Note B to our Condensed Consolidated Financial Statements).

OWNERSHIP AND LEASING ARRANGEMENTS

We have various ownership and leasing arrangements with respect to properties included in our Domestic and European Same Store and New Store portfolios. The table below includes information as of and for the six months ended June 30, 2004 that identifies the proportion of Same Store and New Store results attributable to each of these various arrangements. The following tables include 100% of the cost, operating results and other information presented regardless of our percentage ownership interest in that property. Each of the categories presented is discussed in greater detail in sections following the table and are reconciled in Note U to our Condensed Consolidated Financial Statements.

Same Store

(in thousands except for number of properties)	No. of Properties	Net Rentable Square Feet	Gross Book Value	Revenue	NOI	Lease Expense
Wholly owned or leased (1)	313	20,194	$1,145,311	$111,158	$75,282	$1,287
Development financing joint venture (2)	17	1,063	79,031	6,239	3,975	403
European consolidated subsidiary (3)	72	4,078	400,221	35,039	19,779	796
Domestic consolidated joint ventures (4)	83	5,906	267,698	24,575	15,990	86

Total Same Store	485	31,241	$1,892,261	$177,011	$115,026	$2,572

New Store
Wholly owned or leased (1)	39	2,604	$202,155	$10,850	$4,646	$188
European consolidated subsidiary (3)	52	2,685	319,436	11,486	290	232
Domestic consolidated joint ventures (5)	13	811	61,876	2,621	993	—
Properties under leasing arrangements (6)	2	142	16,235	572	172	—

Total New Store	106	6,242	$599,702	$25,529	$6,101	$420

(1)	Includes owned and leased properties in which we have a 100% interest.

(2)	Includes properties developed by CCP/Shurgard Venture, LLC (CCP/Shurgard) that are included in our Condensed Consolidated Financial Statements. There were mortgage notes payable of $48.9 million as of June 30, 2004.

(3)	Includes properties developed under Shurgard Europe in which we hold an 85.47% interest and properties developed under First Shurgard in which we hold a 17.1% interest.

(4)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. There were mortgage notes payable of $155.9 million on these properties as of June 30, 2004. Our pro-rata share in these stores is approximately 76%.

(5)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. Our pro-rata share in these stores is approximately 70%.

(6)	Two stores are operated through a leasing arrangement with a California developer for which the storage centers assets are consolidated in our financial statements but not the store operations.

Wholly Owned or Leased

Substantially all of our storage centers are owned directly or through wholly owned subsidiaries. Additionally, as of June 30, 2004, we operate 14 domestic and 18 European properties that are subject to land or building leases.

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

In September 2003, CCPRE-Storage, LLC exercised its right to have the joint venture put to us five properties. In March 2004 we gave notice of our intention to acquire one of the properties subject to the offer for $4.4 million and declined to purchase the remaining four properties at the put price. The properties that we did not agree to purchase under the put may be sold on the open market at the discretion of our joint venture partner. The decision not to purchase these four properties resulted in a $6.9 million reduction of our net participation rights liability at December 31, 2003, representing the accrued participation liability recorded for these properties through September 30, 2003, and a corresponding increase in income was recorded in interest income and other, net. An impairment loss of $7.5 million was recorded at December 31, 2003 to reflect the anticipated decline in value to be recovered by us upon disposition of the related properties in 2004. As we account for this joint venture as a financing arrangement and we relinquished all rights to the properties when we declined to purchase them, we ceased to consolidate these properties and the related debt in March 2004. On June 25, 2004 we entered into a purchase and sale agreement with CCPRE to purchase CCPRE’s 80% membership interest in CCP/Shurgard, which holds 21 properties including the four properties we declined to purchase earlier. Assuming the terms and conditions are met the transaction will take place on December 15, 2004 at a purchase price of $46 million.

The following is a summary of the participation rights balances at June 30, 2004 and December 31, 2003:

(in thousands)	June 30, 2004	December 31, 2003
Gross participation rights	$42,676	$44,676
Participation rights discount	(2,053)	(4,053)

Participation rights liability, net of discount	$40,623	$40,623

Shurgard Europe

In 2003, we increased our direct and indirect ownership interest in Shurgard Europe from 7.57% to 85.47% through a series of transactions from April through December. In June of 2003, we became the primary beneficiary of Shurgard Europe and upon implementation of FASB Interpretation No. 46R we started consolidated Shurgard Europe as of January 1, 2004.

Consolidated Joint Ventures

We develop and operate properties with various partners through joint ventures in which we have ownership interests ranging from 38% to 99%.

FUNDS FROM OPERATIONS

Funds from operations (FFO), pursuant to the National Association of Real Estate Investment Trusts’ (NAREIT) October 1999, White Paper on Funds from Operations, as amended in April 2002, is defined as net income, calculated in accordance with generally accepted accounting principles (GAAP) including non-recurring events, except for those defined as “extraordinary items” under GAAP and gains and losses from sales of depreciable operating property, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs less dividends paid to preferred shareholders. Contributions to FFO from unconsolidated entities in which the reporting entity holds an active interest are to be reflected in FFO on the same basis. We believe that because amortization of participation rights discount reflects our partners’ increasing interests in unrecognized gains on depreciable operating properties (represented by the difference between the expected option price and our partners’ contributions), it is theoretically consistent with the NAREIT White Paper to add it back to net income, and we have done so in previous filings. However, given the recent rule release by the Securities & Exchange Commission regarding the use of non-GAAP information, we have decided to adjust GAAP net income for only those items specifically outlined by NAREIT in its White Paper and related implementation guidance. As such our presentation of prior periods has been adjusted to reflect only those specific adjustments. Additionally, NAREIT changed the definition of FFO and of FFO attributable to common shareholders, and as a result we no longer add back impairment losses on operating real estate and we now deduct the issuance cost of redeemed preferred stock. Prior periods have been adjusted to reflect the current definition. We believe FFO is a meaningful disclosure as a supplement to net income because net income implicitly assumes that the value of assets diminish predictably over time while we believe that real estate values have historically risen or fallen with market conditions. FFO is not a substitute for net cash provided by operating activities or net income computed in accordance with GAAP, nor should it be considered an alternative indication of our operating performance or liquidity. In addition, FFO is not comparable to “funds from operations” reported by other REITs that do not define funds from operations in accordance with the NAREIT definition.

The following table sets forth the calculation of FFO in accordance with the NAREIT definition.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2004	2003	2004	2003
		(as restated)		(as restated)
Net income	$20,807	$8,910	$20,502	$22,164
Depreciation and amortization (1)	18,737	12,464	36,616	25,265
Depreciation and amortization from unconsolidated joint ventures and subsidiaries	—	456	—	792
Gain on sale of operating properties	(11,885)	—	(11,915)	—
Cumulative effect of change in accounting principle	—	—	2,339	—

FFO	27,659	21,830	47,542	48,221
Preferred distribution	(2,974)	(2,974)	(5,948)	(5,948)

FFO attributable to common shareholders	$24,685	$18,856	$41,594	$42,273

(1)	Excludes depreciation related to non-real estate assets, and our minority partners’ share of depreciation and amortization of our consolidated joint ventures.

FFO attributable to common shareholders for the three months ended June 30, 2004 increased over FFO attributable to common shareholders for the same period in 2003 by $5.8 million and for the six month period ended June 30, 2004 compared to the same time frame in 2003, the FFO attributable to common shareholders decreased by $679,000. As previously discussed, this decrease reflects the impact of the consolidation of a higher percentage of Shurgard Europe and of increased General and Administrative and other expenses which affected primarily the first quarter FFO.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2004, we invested $25.6 million in domestic acquisitions, development, expansion and other corporate capital expenditures and $4.1 million in capital improvements to our existing portfolio.

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

Domestically, we have a $360 million line of credit that matures in February 2005. Borrowings under this line of credit were $222 million at June 30, 2004. In April 2004, we entered into a new unsecured credit agreement to borrow an additional $100 million at an interest rate of 125 basis points over LIBOR or the prime rate at our option (2.43% as of June 30, 2004). The facility was provided by a sub-group of our existing bank group and was fully underwritten by our agent bank. The facility contains various covenants that are consistent with our $360 million revolving credit facility and matures in February 2005. We used draws on this loan to repay $50 million notes that matured in April 2004 and to reduce the draws on our line of credit.

Shurgard Europe has a €310 million ($377.4 million as of June 30, 2004) bridge credit facility, secured by mortgages and other assets. At June 30, 2004 $374.5 million was drawn under this facility. It matures on December 31, 2004. First Shurgard has a €140 million ($170.4 million as of June 30, 2004) senior credit agreement, also secured by mortgages and other assets. Borrowings under this agreement were $93.0 million at June 30, 2004. This agreement requires certain quarterly repayments starting in 2006 and requires repayment in full in 2008 with a one year extension option subject to meeting certain covenants. Both the Shurgard Europe and First Shurgard credit agreements are non-recourse to the Company.

In July 2004, Second Shurgard obtained a debt facility of €140 million ($169.1 million as of June 30, 2004) with Royal Bank of Scotland. This facility will be reduced to €87.5 million ($107.5 million as of June 30, 2004) if the second round of equity financing is not completed.

We anticipate meeting our long-term liquidity needs primarily through a combination of our lines of credit, unsecured debt, common and preferred equity, and alternative capital sources. Due to the delay in filing our Annual Report on Form 10-K (May 17, 2004) and first quarter quarterly report on Form 10-Q (July 12, 2004) the Company is currently not eligible to access capital markets to raise equity or debt using a Form S-3. We periodically repay borrowings under our lines of credit through the proceeds from the issuance of longer-term debt, retained cash flow, the sale of non-strategic properties and the issuance of equity securities.

RELATED PARTY TRANSACTIONS

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we own 85.47% as of June 30, 2004. Pursuant to the subscription agreement, Shurgard Europe may issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $55 million with an additional $20 million that can be drawn by First Shurgard only in a potential event of a default on the five year debt facility between First Shurgard and a group of commercial banks. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. The bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at any time prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement with Shurgard Europe entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $20 million entitles us to a commitment fee of 2% of the $20 million. Prior to the consolidation of Shurgard Europe these fees were being recognized in income using the effective interest method over the extended term of the bonds. As of December 31, 2003, $55.3 million of U.S. dollar denominated bonds had been issued to us under this commitment including $6.0 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included on our Condensed Consolidated Balance Sheets in notes receivable affiliate as of December 31, 2003 and the related income and fees are included in our Condensed Consolidated Statements of Income in interest income other, net for the period ended June 30, 2003. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in interest income and other and therefore the impact of interest is eliminated in the Condensed Consolidated Statements of Income as of June 30, 2003.

On July 8, 2003, we loaned €1.9 million ($2,151,940 based on exchange rates as of July 8, 2003, which rates were applied in all the amounts listed below) to E-Parco, a Belgian company which is owned by certain employees of Shurgard Europe. E-Parco has an indirect ownership interest in Shurgard Europe through Recom, a Belgian company and Shurgard subsidiary. The proceeds of this loan were used by E-Parco to repurchase its shares from Mr. Grant, an officer of the Company, and certain former employees of Shurgard Europe. Mr. Grant received €1.2 million ($1,359,120) for his shares and €0.7 million ($792,820) was paid to the former employees. The purchase price for the E-Parco shares was based on recent third party sales transactions for interests in Shurgard Europe. As partial consideration for the loan, E-Parco granted Shurgard an option to purchase its 377 Recom shares for €4.3 million ($5.3 million as of June 30, 2004) plus forgiveness of the loan including accrued interest. We exercised the option on June 1, 2004 and closed the purchase of E-Parco shares on July 2, 2004. As of July 2, 2004, we became the sole shareholder of Recom.

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

Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk

Our variable rate debt indexed on LIBOR or on Prime rates increased from $345.8 million December 31, 2003 to $383.0 million as of June 30, 2004. (See Part 1 – Item 7A in our 2003 Annual Report on Form 10-K.) Additionally, we have $467.6 million of consolidated debt, denominated in Euro, indexed on EURIBOR as of June 30, 2004 that we did not have as of December 31, 2003, see Note E and Note F to our Condensed Consolidated Financial Statements.

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

In addition, in connection with its preparation of the financial statements for the six month period ended June 30, 2004 the Company identified an error in its previously issued financial statements for the period ended March 31, 2004 and has restated certain amounts in the Form 10-Q/A for the period ended March 31, 2004 filed on August 13, 2004.

The Company’s management, including the Chief Executive Officer and interim Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that were in effect as of December 31, 2003. Based on that evaluation the Company’s, Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of these dates. Consequently, additional review, evaluation and oversight were required on the part of Company management, during the course of the audits and the preparation of this Form 10-Q for the Quarter Ended June 30,2004 to ensure such internal control deficiencies were adequately compensated for. However, we believe the actions described below that were initiated in both 2003 and 2004, will eventually rectify the internal control weaknesses.

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

While we believe that we are making progress with regard to our system of internal control and procedures as listed below:

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

We cannot definitively conclude that our system of internal control and procedures will be adequate to provide reasonable assurance that the objectives of these control systems have been met.

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

Part II, Item 4: Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on June 29, 2004. There were 45,965,795 shares entitled to vote at the meeting and 35,795,838 holders of voting rights were present in person or by proxy at the meeting, representing 77.9% of the total numbers of voting rights. The following matters were submitted for vote to the security holders:

Proposal 1. Election of Directors

Directors	For	Authority Withheld
Anna Karin Andrews	34,613,923	1,169,055
Charles K. Barbo	34,381,841	1,401,137
Howard P. Behar	34,556,247	1,226,731
Richard P. Fox	35,026,858	756,120

The term of the following directors continued after the annual meeting: W. Thomas Porter, Raymond A Johnson, Harrell L. Beck and Wendell J. Smith.

Proposal 2. Ratification of selection of independent auditors

	For	Against	Abstentions	Broker non-votes
To ratify the selection of independent auditors, PriceWaterhouseCoopers LLP	35,496,485	162,462	124,024	12

Proposal 3. Approval of 2004 Long-Term incentive plan
	For	Against	Abstentions	Broker non-votes
To approve the 2004 Long Term Incentive Plan	26,736,688	2,538,435	297,856	6,210,004

Part II, Item 5: Other Information

Summary of Operating Self Storage Properties

The following table categorizes our network of operating storage centers and business parks based on ownership and how they are reported in our financial statements.

	Domestic		European		Total
	Number of Properties	Net Rentable Square Feet	Number of Properties	Net Rentable Square Feet	Number of Properties	Net Rentable Square Feet
100% owned or leased	352	22,798,000	—	—	352	22,798,000
Partially owned or leased, consolidated	113	7,780,000	124	6,763,000	237	14,543,000
Partially owned or leased, unconsolidated	2	142,000	—	—	2	142,000
Fee managed	29	1,736,000	—	—	29	1,736,000

	496	32,456,000	124	6,763,000	620	39,219,000

Part II, Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10.39 – Purchase and Sale Agreement (Membership Interests) between Shurgard Development IV, Inc., Shurgard Storage Centers, Inc. and CCPRE-Storage, LLC, dated as of June 25, 2004.

Exhibit 10.40 – Second Joint Venture Agreement with respect to Second Shurgard between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments II SARL, as amended dated July 12, 2004.

Exhibit 10.41 – Development Agreement with respect to Second Shurgard between Shurgard Self Storage SCA and Second Shurgard SPRL dated July 12, 2004.

Exhibit 10.42 – Property and Asset Management Agreement with respect to Second Shurgard between Shurgard Self Storage SCA and Second Shurgard SPRL dated July 12, 2004.

Exhibit 10.43 – Credit Facility Agreement between Second Shurgard SPRL, Second Shurgard Finance SARL, the Royal Bank of Scotland as Mandated Lead Arranger, the Royal Bank of Scotland PLC as Facility Agent, dated July 12, 2004.

Exhibit 31.1 – Chief Executive Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Chief Financial Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Chief Executive Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Chief Financial Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 30th, 2004 we filed a current report on Form 8-K pursuant to Item 5 and 7 in connection with the closing of our unsecured term loan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: August 13, 2004	By:	/s/ David K. Grant
David K. Grant President, Chief Operating Officer, Interim Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer