Form 10-Q
period 2004-09-30
SHURGARD STORAGE CENTERS INC
filed 2004-11-09
CIK 906933

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Shares outstanding at October 21, 2004

Class A Common Stock, $.001 par value, 46,487,701 shares outstanding

Explanatory Note

As of January 1, 2004, pursuant to the adoption of a new accounting standard, we started consolidating our European operations which had a significant effect on the presentation of our Consolidated financial position, operating results and cash flows as of and for the three months and nine months ended September 30, 2004 compared to the prior periods (See Note B to our Condensed Consolidated Financial Statements).

Shurgard Storage Centers, Inc.

Form 10-Q

For the Three Months and Nine Months ended September 30, 2004

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands except share data)

	September 30, 2004	December 31, 2003
ASSETS:
Storage centers:
Land	$629,802	$376,832
Buildings and equipment, net	1,887,742	1,203,799
Construction in progress	79,861	38,867

Total storage centers	2,597,405	1,619,498

Investment in Shurgard Europe	—	319,267
Cash and cash equivalents	39,419	11,670
Restricted cash	4,562	1,585
Notes receivable affiliate	—	56,543
Goodwill	24,206	24,206
Other assets	86,338	34,322

Total assets	$2,751,930	$2,067,091

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and other liabilities	$120,519	$76,862
Lines of credit	725,025	263,220
Notes payable	780,840	711,026
Participation rights liability, net of discount of $(1,523) and $4,053 at September 30, 2004 and December 31, 2003, respectively	38,023	40,623

Total liabilities	1,664,407	1,091,731

Minority interest	159,125	20,940

Commitments and contingencies (Notes F, R and U)

Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value; 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250,000	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 46,483,344 and 45,747,751 shares issued and outstanding, respectively	46	46
Additional paid-in capital	1,123,908	1,100,949
Accumulated net income less distributions	(333,066)	(287,516)
Accumulated other comprehensive income	6,327	9,758

Total shareholders’ equity	928,398	954,420

Total liabilities and shareholders’ equity	$2,751,930	$2,067,091

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenue
Storage center operations	$109,314	$77,643	$311,279	$217,622
Other	754	1,792	2,307	4,206

Total revenue	110,068	79,435	313,586	221,828

Expenses
Operating	46,209	25,927	130,400	73,137
Depreciation and amortization	21,627	13,922	63,235	40,706
Real estate taxes	8,707	7,212	26,026	20,971
Impairment	—	110	—	1,840
General, administrative and other	6,256	3,403	23,327	9,526

Total expenses	82,799	50,574	242,988	146,180

Income from storage center operations	27,269	28,861	70,598	75,648

Other Income (Expense)
Equity in earnings (losses) of other real estate investments, net	22	(2,997)	47	(2,352)
Interest:
Interest on loans	(21,126)	(14,002)	(59,597)	(37,298)
Amortization of participation rights discount	1,000	(280)	(1,000)	(840)
Unrealized loss on derivatives	(274)	(69)	(389)	(2,295)
Foreign exchange gain (loss)	1,899	(279)	(493)	(279)
Interest income and other (expense), net	1,106	2,028	2,307	2,440

Other expense, net	(17,373)	(15,599)	(59,125)	(40,624)

Minority interest	4,004	(363)	12,355	(861)

Income from continuing operations before income taxes	13,900	12,899	23,828	34,163
Income tax expense	(24)	(927)	(47)	(930)

Income from continuing operations	13,876	11,972	23,781	33,233

Discontinued operations
(Loss) income from discontinued operations	(56)	494	890	1,397
Gain on sale of discontinued operations	4,333	—	16,323	—

Total discontinued operations	4,277	494	17,213	1,397
Income before cumulative effect of change in accounting principle	18,153	12,466	40,994	34,630
Cumulative effect of change in accounting principle
Cumulative effect of change in accounting principle	—	—	(2,339)	—

Net income	18,153	12,466	38,655	34,630
Net Income Allocation
Preferred stock dividends	(2,975)	(2,974)	(8,923)	(8,922)

Net income available to common shareholders	$15,178	$9,492	$29,732	$25,708

See notes to unaudited Condensed Consolidated Financial Statements

	For the three months Ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net Income per Common Share - Basic:
Income from continuing operations available to common shareholders	$0.24	$0.21	$0.32	$0.63
Discontinued operations	0.09	0.01	0.38	0.04
Cumulative effect of change in accounting principle	—	—	(0.05)	—

Net income per share	$0.33	$0.22	$0.65	$0.67

Net Income per Common Share - Diluted:
Income from continuing operations available to common shareholders	$0.23	$0.20	$0.32	$0.62
Discontinued operations	0.09	0.01	0.37	0.04
Cumulative effect of change in accounting principle	—	—	(0.05)	—

Net income per share	$0.32	$0.21	$0.64	$0.66

Distributions per common share	$0.55	$0.54	$1.64	$1.61

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2004	2003
Operating activities:
Net income	$38,655	$34,630
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(16,486)	(786)
Cumulative effect of change in accounting principle	2,339	—
Non-cash interest cost	4,365	—
Depreciation and amortization	63,235	40,706
Amortization of participation rights discount	1,000	840
Unrealized loss on derivatives	389	2,295
Equity in (earnings) losses of other real estate investments, net	(47)	2,352
Impairment of long-lived assets	—	1,840
Stock-based compensation expense	2,388	609
Depreciation associated with discontinued operations	173	325
Foreign exchange loss	493	279
Minority interest	(12,355)	861
Changes in operating accounts, net of effect of acquisitions
Other assets	10,036	(1,315)
Accounts payable and other liabilities	(9,537)	7,021

Net cash provided by operating activities	84,648	89,657

Investing activities:
Construction, acquisition and improvements to storage centers	(140,746)	(69,575)
Proceeds from sale of assets	30,298	2,111
Purchase of intangible assets	(1,891)	(390)
Increase in notes receivable	(11,823)	(6,179)
Increase in bond receivable from European affiliate	—	(57)
Purchase of additional interest in European affiliated partnerships	(7,669)	(306,617)
Increase in cash due to purchase of Minnesota Mini Storage	—	317
Increase in cash due to consolidation of Shurgard Europe	32,877	—
Changes in restricted cash, net	(2,977)	(511)
Purchase of additional interest in affiliated partnership	(2,457)	(245)

Net cash used in investing activities	(104,388)	(381,146)

See notes to unaudited Condensed Consolidated Financial Statements

	For the nine months ended September 30,
	2004	2003
Financing activities:
Proceeds from notes payable	93,902	229,048
Payments on notes payable	(70,911)	(27,978)
Proceeds from line of credit	334,600	527,670
Payments on line of credit	(257,745)	(553,034)
Payment of loan costs	(214)	(1,138)
Payments on participation rights	(3,600)	(1,160)
Proceeds from issuance of common stock, net	—	178,351
Proceeds from exercise of stock options and dividend reinvestment plan	20,571	12,220
Contributions received from minority partners	19,567	77
Distributions paid on Common and Preferred stock	(84,205)	(71,721)
Distributions paid to minority partners	(4,239)	(2,327)

Net cash provided by financing activities	47,726	290,008

Effect of exchange rate changes on cash and cash equivalents	(237)	—
Increase (decrease) in cash and cash equivalents	27,749	(1,481)
Cash and cash equivalents at beginning of period	11,670	12,968

Cash and cash equivalents at end of period	$39,419	$11,487

Supplemental schedule of cash flow information:
Cash paid for interest on loans	$47,300	$38,544

Supplemental schedule of noncash investing information:
Fair value adjustments of derivatives	$(217)	$939

Common stock issued as consideration for acquisitions	$1,935	$69,878

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

Three months ended September 30, 2004

(unaudited)

Note A – Organization

Shurgard Storage Centers, Inc. (We, our, the Company or Shurgard), a Washington corporation, was organized on July 23, 1993. The Company serves as a vehicle for investments in, and ownership of, a professionally managed, internationally diverse real estate portfolio consisting primarily of self storage properties. We provide month-to-month leases for business and personal use primarily through a network of 626 storage centers containing approximately 39.5 million net rentable square feet located throughout the United States and Europe as of September 30, 2004. As of January 1, 2004, pursuant to the adoption of a new accounting standard, we started consolidating our European operations in our consolidated financial statements. We intend to qualify as a real estate investment trust (REIT) as defined in Section 856 of the Internal Revenue Code.

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

We had a direct and indirect ownership interest in Shurgard Self Storage SCA (Shurgard Europe) of 87.23% as of September 30, 2004. We hold an indirect ownership interest in Shurgard Europe through Recom &Co., SNC (Recom) a Belgian partnership of which we were the sole shareholder as of September 30, 2004. We have assessed Shurgard Europe under the provisions of FIN 46R and have concluded that it meets the definition of a VIE. We have also concluded that we are the primary beneficiary effective as of June 2003. As a result, Shurgard Europe has been consolidated in our financial statements beginning January 1, 2004. The consolidation of Shurgard Europe has a significant effect on the presentation of our financial position, operating results and cash flows (see summarized financial information at Note I). As of September 30, 2004, Shurgard Europe had a credit facility collateralized by assets with a net book value of $507.8 million (see Note D). Shurgard Europe’s creditors had no recourse to the general credit of Shurgard.

In January 2003, Shurgard Europe created a joint venture entity, First Shurgard SPRL (First Shurgard), to develop approximately 38 storage facilities in Western Europe. Shurgard Europe has a 20% interest in this venture. We have also determined that First Shurgard is a VIE, and that Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard has been consolidated in our financial statements beginning January 1, 2004. At September 30, 2004 First Shurgard had total assets of $206.2 million, total liabilities of $116.5 million and had a credit facility collateralized by assets with a net book value of $181.7 million (see Note E). As of September 30, 2004, First Shurgard’s creditors had no recourse to the general credit of Shurgard or Shurgard Europe other than Shurgard’s commitment to subscribe to up to $20 million in preferred bonds in a potential event of default. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe’s partner in the joint venture (see Note R).

In April 2004, Shurgard Europe incorporated Second Shurgard SPRL (Second Shurgard) and in May 2004 entered into a joint venture agreement with Crescent Euro Self Storage Investments II SARL (Crescent II). This agreement was amended in July 2004, under terms similar to those that apply to First Shurgard. Similar to First Shurgard, Shurgard Europe holds a 20% interest in Second Shurgard. We have also determined that Second Shurgard is a VIE of which Shurgard Europe is the primary beneficiary. Accordingly, Second Shurgard has been consolidated in our financial statements since its inception. At September 30, 2004 Second Shurgard had total assets of $28.6 million, total liabilities of $9.0 million and had a credit facility collateralized by its assets with a net book value of $21.4 million (see Note E). As of September 30, 2004, Second Shurgard’s creditors had no recourse to the general credit of Shurgard or Shurgard Europe.

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

Note C – Basis of Presentation

Basis of presentation: The Condensed Consolidated Financial Statements include the accounts of Shurgard and our consolidated subsidiaries presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the informative disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our financial condition at September 30, 2004 and December 31, 2003 and the results of operations and cash flows for the three month and nine month periods ended September 30, 2004 and 2003. Interim results are not necessarily indicative of the results for the year. The interim financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K. All intercompany balances and transactions have been eliminated in consolidation.

Consolidated and Unconsolidated subsidiaries: We consolidate all wholly-owned subsidiaries. We assess whether partially owned subsidiaries are VIEs as defined by FIN 46R. Upon implementation of FIN 46R in January 1, 2004 we consolidated all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the decision-making of the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures”, to determine whether the rights held by other investors constitute “important rights” as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of Statement of Financial Accounting Standard (SFAS) No. 94 “Consolidation of All Majority-Owned Subsidiaries” and Emerging Issues Task Force (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated.

Unconsolidated subsidiaries and joint ventures over which we have significant influence are accounted for using the equity method. In applying the equity method, our proportionate share of intercompany profits are eliminated as a component of equity in earnings of unconsolidated entities. We had only one unconsolidated entity as of September 30, 2004. Our investment in this joint venture was in Other Assets on our Condensed Consolidated Balance Sheet as of September 30, 2004 (see Note J).

Use of Estimates: The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Discontinued Operations: We report real estate dispositions as discontinued operations separately as prescribed under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS No. 144, we are required to separately report as discontinued operations the historical operating results attributable to operating properties sold and held for disposition and the applicable gain or loss on the disposition of the properties. The consolidated Statement of Net income for the prior period is also adjusted to conform with this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows.

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

Federal income taxes: To qualify as a REIT, we must distribute annually at least 90% of our taxable income and meet certain other requirements. As a REIT, we will not be subject to U.S. federal income taxes to the extent of distributions. We were not required to pay any federal income tax in 2003 and we intend to make elections regarding distributions such that we will not pay U.S. Federal income taxes for 2004. As a result, no provision for U.S. federal income taxes for the REIT has been made in our financial statements. We are subject to certain state income taxes as well as certain franchise taxes. Shurgard Europe and its subsidiaries are subject to income taxes in the respective jurisdictions of the countries in which they operate.

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

Derivative financial instruments: Our objectives for using derivative instruments are to mitigate, eliminate and efficiently manage the impact of our exposure to interest rate, credit and foreign currency risks as effectively as possible. SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statements of income when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Changes in the fair value of derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are recognized in earnings. To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures of correlation. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

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

Other comprehensive income

The following tables summarize components of other comprehensive income (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income	$18,153	$12,466	$38,655	$34,630
Other comprehensive income:
Derivatives qualifying as hedges	(517)	528	(668)	1,357
Currency translation adjustment	3,236	6,787	1,439	5,930
Effect of consolidation of Shurgard Europe	—	—	(4,202)	—

Total other comprehensive income (loss)	2,719	7,315	(3,431)	7,287

Total comprehensive income	$20,872	$19,781	$35,224	$41,917

The currency translation adjustment represents the currency translation gain related to our European subsidiaries.

Financing Arrangements: We account for sales of certain storage centers in which we have continuing involvement as financing arrangements (see Note F).

Financial Instruments with characteristics of both Liabilities and Equity: We adopted the requirements of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in the third quarter of 2003, and there was no impact on our financial position, operating results or cash flows. However, the minority interests associated with certain of our consolidated joint ventures and our European subsidiaries that have finite lives under the terms of the partnership agreements, represent mandatorily redeemable interests as defined in SFAS No. 150. As of September 30, 2004, the aggregate book value of these minority interests in finite-lived entities on our Consolidated Balance Sheet was $147.3 million and we believe that the estimated aggregate settlement value of these interests was approximately $172.5 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we would distribute to our joint venture partners assuming dissolution as of September 30, 2004. As required under the terms of the respective partnership agreements, subsequent changes to the estimated fair value of the assets and liabilities of the consolidated joint ventures will affect our estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Stock compensation expense: On December 31, 2002, we adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and continue to account for stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, operating results or cash flows.

The following table reflects pro forma net income as if we had recognized stock-based compensation expense using the fair value method in accordance with SFAS No. 123.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands except per share data)	2004	2003	2004	2003
Net income:
As reported	$18,153	$12,466	$38,655	$34,630
Add: Compensation expense recorded for options granted below market value	44	51	161	152
Less: Pro forma compensation expense	(330)	(304)	(951)	(901)

Pro forma	$17,867	$12,213	$37,865	$33,881

Basic net income per Common share:
As reported	$0.33	$0.22	$0.65	$0.67
Pro forma	$0.32	$0.21	$0.63	$0.65
Diluted net income per Common share:
As reported	$0.32	$0.21	$0.64	$0.66
Pro forma	$0.32	$0.21	$0.62	$0.64

Note D – Lines of Credit

The following table summarizes our lines of credit:

	As of		Weighted Average interest rate at September 30, 2004
(in thousands)	September 30, 2004	December 31, 2003
Unsecured domestic line of credit	$240,075	$263,220	2.95%
Unsecured domestic term loan credit facility	100,000	—	2.96%
Shurgard Europe bridge credit agreement	384,950	—	4.12%

	$725,025	$263,220	3.57%

As of September 30, 2004 we had an unsecured domestic line of credit to borrow up to $360 million. This facility matures in February 2005 and requires monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants. As of September 30, 2004, the current available amount was $120.0 million. In April 2004 the terms of our $360 million revolving line of credit were amended such that certain consolidated subsidiaries of Shurgard became guarantors under the line of credit and to accommodate certain modifications in our financial statement presentation. In April 2004, we entered into a new unsecured term loan agreement to borrow an additional $100 million at an interest rate of 125 basis points over LIBOR or the prime rate at our option. The facility was provided by a sub-group of our existing bank group and was fully underwritten by our agent bank. The facility contains various covenants that are consistent with our $360 million revolving credit facility and matures in February 2005.

As of September 30, 2004 our consolidated subsidiary, Shurgard Europe, had a bridge credit agreement denominated in Euros to borrow up to €310 million ($385.0 million as of September 30, 2004). This revolving credit facility was to mature in December 2004, bore interest at a rate of 200 basis points over EURIBOR and was collateralized by mortgages on substantially all of Shurgard Europe’s storage centers and certain other assets of Shurgard Europe. The bridge credit facility is subject to customary banking covenants. As of September 30, 2004, this credit facility was collateralized by assets with a net book value of $507.8 million. In October 2004, Shurgard Europe completed a €325 million bond offering and proceeds were partially used to repay this facility (see Note E).

Interest expense for our lines of credit of $6.6 million and $1.5 million are included in interest in loans in our Condensed Consolidated Statements of Net Income for the three months ended September 30, 2004 and 2003, respectively. We incurred $17.5 million and $4.4 million in interest expense for our lines of credit for the nine months ended September 30, 2004 and 2003, respectively.

Note E – Notes Payable

(in thousands) (1)	September 30, 2004	December 31, 2003
Senior notes payable	$450,000	$500,000
Maturity dates range from 2007 to 2013
Interest rates range from 5.875% to 7.75%
Fixed rate domestic mortgage notes payable	151,764	127,290
Maturity dates range from 2005 to 2014
Interest rates range from 5.29% to 9.03%
Variable rate domestic mortgage notes payable	58,030	82,599
Maturity dates range from 2004 to 2007
Interest rates range from 3.54% to 4.50%
European senior credit agreements	109,214	—
Maturity dates range from 2008 to 2009
Interest rates are at 4.33%
European capital leases	11,172	—
Maturity dates range from 2011 to 2052
Interest rates range from 6% to 8%

Notes payable, before premium and discount	780,180	709,889
Premium on senior notes payable	—	381
Discount on senior notes payable	(716)	(780)
Premium on mortgage notes payable	1,376	1,536

Total notes payable	$780,840	$711,026

(1)	All maturities and interest rates are as of September 30, 2004.

In April 2004, $50 million in unsecured notes with an annual interest rate of 7.5% matured. We repaid these notes with proceeds under our line of credit.

Shurgard Europe’s consolidated subsidiary First Shurgard has a senior credit agreement denominated in Euro to borrow up to €140 million ($173.8 million as of September 30, 2004). This facility matures in May 2008, bears interest at a rate of 225 basis points over EURIBOR (4.3% as of September 30, 2004) with a one year extension option subject to meeting certain covenants, and is subject to principal amortization of €600,000 ($745,000 at September 30, 2004) per quarter starting not earlier than May 2006, and increasing to €1,750,000 ($2,173,000 at September 30, 2004) per quarter in May 2007. As of September 30, 2004, we had drawn $104.9 million on this credit facility that was collateralized by assets with a net book value of $181.7 million.

In July 2004, Second Shurgard obtained a debt facility of €140 million ($173.8 million as of September 30, 2004) with Royal Bank of Scotland. This facility matures in July 2009, bears interest at a rate of 2.25 basis points over EURIBOR (4.3% as of September 30, 2004) with a one year extension option subject to meeting certain covenants and is due in full at maturity with an option to prepay at anytime. As of September 30, 2004, we had drawn $4.3 million on this credit facility that was collateralized by assets with a net book value of $21.4 million.

In March 2004, we reduced by $17.4 million the outstanding balance on the mortgage note payable of a joint venture accounted for as a financing arrangement. We relinquished our rights on four properties of the joint venture to which the debt applied and which collateralized the notes to the extent of the amount reduced (see Note F).

As of June 2004, we entered into three new mortgage agreements collateralized by four properties. These notes total $15.9 million, mature in 2014 and bear fixed interest ranging from 5.73% to 5.93%. In May 2004 we refinanced the mortgage debt of two joint ventures from notes bearing variable interest rates to notes with fixed interest rates with a total principal of $6.2 million and an interest rate of 5.70%. In August we refinanced the mortgage debt of two joint ventures from notes bearing both variable and fixed interest rates to ten year maturity notes with total principal of $5.6 million and fixed interest rates of 5.75%.

On October 15, 2004 Self Storage Securitization B.V. (Issuer), issued €325 million ($403.6 million) in floating rate investment grade bonds. The notes are collateralized by 101 storage centers wholly-owned by Shurgard Europe that had a net book value of €426.5 million ($529.6 million as of September 30, 2004) and contain various financial covenants. The notes are due on October 1, 2011. The notes are structured in three tranches, with a weighted average interest rate of 51 basis point over EURIBOR. The Issuer of the bonds then loaned the proceeds to Shurgard Europe on a fixed rate basis, and has entered into interest rate swap and interest rate cap agreements in order to hedge its interest rate exposure and fix interest rates through October 2011 at 4.98% and to cap the interest rate on an amortizing balance between the expected and legal maturity. The proceeds will be partially used for the repayment of Shurgard Europe’s bridge credit agreement of €310 million. Additionally, on October 15, 2004 Shurgard Europe secured a €30 million senior credit facility available in the event of a liquidity shortfall through the legal maturity of the Bonds.

As of September 30, 2004 and December 31, 2003 the domestic mortgage notes payable were collateralized by storage centers with a net book value of $268.7 million and $269.5 million, respectively.

Note F – Participation Rights

In May 2000, we formed a joint venture, CCP/Shurgard Venture, LLC (CCP/Shurgard), with an affiliate of JP Morgan Partners CCPRE-Storage, LLC (CCPRE). Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint venture. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). Our partner had the right to cause the joint venture to put those storage centers to us at a calculated purchase price defined in the joint venture agreement. We have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our Condensed Consolidated Balance Sheets, and the related revenue and expenses of these properties are included in our Condensed Consolidated Statements of Net Income. Additionally, we recognize a participation rights liability and a related discount on the underlying liability for the estimated fair value of CCPRE’s share of the joint venture based on the best evidence available to us. The discount is amortized as a component of interest expense over the estimated term of the related agreements. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreements.

In September 2003, CCPRE exercised its right to have the joint venture put five properties to us. In March 2004 we gave notice of our intention to acquire one of the properties subject to the offer for $4.4 million and declined to purchase the remaining four properties at the put price. As we relinquished all rights to the properties when we declined to purchase them and because we account for this joint venture as a financing arrangement, we ceased to consolidate these four properties and the related debt of $17.4 million in March 2004 (see Note E).

On June 25, 2004 we entered into a purchase and sale agreement with CCPRE to purchase CCPRE’s 80% membership interest in CCP/Shurgard, which holds 17 properties, and also the four properties we declined to purchase earlier. Assuming the terms and conditions are met the transaction will take place on or before December 15, 2004 at an aggregate purchase price of approximately $46 million. As of September 30, 2004 we had made a down payment of $4.6 million on the purchase price that is included in other assets on our Condensed Consolidated Balance Sheet.

As of September 30, 2004 the participation rights liability was adjusted to $38.0 million, net to reflect the estimated fair value of the purchase price that related to the 17 properties we consolidate. As a result, we recognized a $1 million reduction to amortization of participation rights discount in our Condensed Consolidated Statements of Net Income for the three months ended September 30, 2004. The estimated participation rights liability is subject to change in the future due to changing property values and the amount of cash distributions. A final valuation will be done at closing.

Note G – Storage Centers

Buildings and equipment are presented net of accumulated depreciation of $447.3 million and $322.0 million as of September 30, 2004 and December 31, 2003, respectively.

As of September 30, 2004 storage centers included building and equipment for European storage centers of $1,001 million, net of accumulated depreciation of $87.9 million.

Note H – Acquisitions

Minnesota Mini-Storage

On June 30, 2003, we completed the acquisition of five entities owning a total of 19 self storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage in order to gain market presence in that state. The results of Minnesota Mini-Storage have been included in our Condensed Consolidated Financial Statements since that date. The acquisition was accounted for as a purchase transaction. As consideration in the transaction, we issued 3,050,000 shares of our common stock at closing and 50,000 shares in September 2004, resulting from a final settlement. The additional consideration was valued at $1.9 million based on the market value of the shares issued on the closing prices for the three days before and after the agreement was finalized.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of June 30, 2003 based on the final adjusted purchase price (in thousands):

Receivables and other assets (1)	$1,037
Notes receivable from shareholder	20,000
Storage centers	91,910

Total assets acquired	112,947

Accounts payable and other liabilities	(1,492)
Mortgage notes payable	(20,000)

Total liabilities assumed	(21,492)

Net assets acquired	$91,455

(1)	Receivables and other assets include customer lease related intangibles of $420,000 that were amortized over their expected useful lives of six months.

The following table summarizes unaudited pro forma results of operations for the nine months ended September 30, 2003 as if the Minnesota acquisition had taken place at the beginning of that period.

Pro Forma Results of Operations (in thousands except share data)	Nine months ended September 30, 2003
	As reported	Pro forma
Revenue	$221,828	$228,410
Income from continuing operations	$33,233	$36,348
Net Income before accounting change	$34,630	$37,745
Net Income	$34,630	$37,745

Net Income per Common Share - Basic:
Income from continuing operations available to common shareholders	$0.63	$0.71
Discontinued operations	0.04	0.04

Net income per share	$0.67	$0.75

Net Income per Common Share - Diluted:
Income from continuing operations available to common shareholders	$0.62	$0.70
Discontinued operations	0.04	0.04

Net income per share	$0.66	$0.74

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

In August, 2004, we acquired a single property storage facility in the United Kingdom, through a wholly-owned consolidated European based subsidiary. We financed this $14.6 million acquisition with proceeds from our domestic line of credit.

We have an agreement with a California developer under which it purchases sites in Southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers are purchased by a joint venture that we consolidate. On September 30, 2004, we purchased one property from that developer for a total cost of $5.2 million.

Note I – Investment in Shurgard Europe

Through April 2003 our ownership interest in Shurgard Europe was 7.6%. During the period from April 2003 through December 31, 2003, we entered into several transactions which resulted in an additional 47.15% indirect ownership and 30.75% direct ownership interest in Shurgard Europe. Our combined direct and indirect ownership in Shurgard Europe at December 31, 2003 totaled 85.47% with an investment value of $319.3 million. The difference between our investment in Shurgard Europe and our proportionate share of the underlying equity resulted primarily because we paid in excess of book value for the ownership interests in Shurgard Europe acquired from our former investment partners. This difference was attributed to the underlying buildings and land owned by Shurgard Europe and, accordingly, the amount attributed to buildings is being depreciated over the remaining estimated useful lives. European operations are conducted in Belgium, Sweden, France, the Netherlands, the United Kingdom, Denmark and Germany. In January 2003, Shurgard Europe created a new joint venture entity, First Shurgard, to develop approximately 38 storage facilities in Western Europe. Shurgard Europe has a 20% interest in this venture.

In July 2, 2004 we closed the purchase of the remaining shares of Recom owned by E-Parco for €4.3 million ($5.3 million as of July 2, 2004) plus forgiveness of a €2.0 million ($2.4 million as of July 2, 2004) loan including accrued interest from July 2003. We are the sole shareholder of Recom and through its interest in Shurgard Europe hold an 87.23% interest in Shurgard Europe.

In May 2004 Shurgard Europe entered into another joint venture, Second Shurgard, to develop up to 37 storage facilities in Western Europe. Shurgard Europe has a 20% interest in this venture. This joint venture has a total equity commitment of €100 million ($124 million as of September 30, 2004), of which €83.0 million ($103.1 million as of September 30, 2004) remains to be drawn at September 30, 2004. The equity commitment was contingent upon obtaining the debt financing of the joint venture which was completed in July 2004 with Second Shurgard obtaining a debt facility of €140 million ($173.8 million as of September 30, 2004).

Shurgard Europe and its subsidiaries owned or leased 128 properties in seven European countries containing approximately 7.0 million rentable square feet as of September 30, 2004.

As discussed in Note B, upon the adoption of FIN 46R we started consolidating Shurgard Europe and its subsidiary First Shurgard as of January 1, 2004 and we started consolidating Second Shurgard at its inception in May 2004. Second Shurgard opened its first storage center in August 2004.

Below is summarized financial information for Shurgard Europe and its subsidiaries. Shurgard Europe’s functional currency is the Euro. As of September 30, 2004 Shurgard Europe’s net investment in First Shurgard and Second Shurgard was $20.6 million and $5.1 million, respectively. This financial information has been translated from the Euro to the U.S. dollar for reporting purposes. Non-monetary assets and liabilities are converted at historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of each period and income statement accounts are re-measured at the average exchange rate for each period. This financial information is presented before elimination of intercompany balances with Shurgard. Upon consolidation of Shurgard Europe, as of September 30, 2004 the bonds payable to Shurgard of $61.3 million are eliminated as well as the related interest expense of $1.9 million and $5.7 million for the three months and nine months ended September 30, 2004, respectively.

Shurgard Self Storage S.C.A.

Condensed Consolidated Balance Sheets

(in thousands)	September 30, 2004	December 31, 2003
ASSETS
Storage centers:
Land	$185,340	$137,615
Buildings and equipment, net	509,148	400,397
Construction in progress	52,793	12,766

Total storage centers (1)	747,281	550,778
Investment in and receivables from affiliates	—	29,824
Cash and cash equivalents	27,600	11,965
Other assets	42,628	31,902

Total assets	$817,509	$624,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$46,816	$41,637
Liabilities under capital leases	11,172	11,391
Bonds payable and other liabilities with Shurgard	62,051	57,287
Line of credit and note payable	494,226	376,553

Total liabilities	614,265	486,868

Minority interest	87,074	—

Shareholders’ equity	116,170	137,601

Total liabilities and shareholders’ equity	$817,509	$624,469

(1)	The excess value of $247.9 million we paid for our ownership interest in Shurgard Europe over the net book value and the excess fair value of the minority shareholders interests over the net book value is not reflected in the above Condensed Consolidated Balance Sheets. These amounts were allocated to the underlying buildings and land.

Shurgard Self Storage S.C.A.

Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Revenue
Storage center operations	$26,219	$18,133	$72,743	$49,828
Other revenue	189	3,418	189	6,939

Total revenue	26,408	21,551	72,932	56,767

Expenses
Operating	18,922	14,089	53,207	42,081
Real estate taxes	1,321	886	3,948	2,657
Depreciation and amortization	5,285	4,662	15,103	13,416
General, administrative and other	1,152	1,188	4,370	3,670

Total expenses	26,680	20,825	76,628	61,824

(Loss) income from operations (1)	(272)	726	(3,696)	(5,057)

Other Income (Expense)
Unrealized loss on derivatives	(109)	—	(296)	—
Minority Interest (1)	3,599	—	9,532	—
Gain (loss) on sales of real estate	78	—	(27)	(1)
Interest income and other	38	346	114	1,226
Interest and other charges	(7,632)	(5,885)	(19,437)	(15,734)
Interest expense on bonds payable to Shurgard	(1,942)	(1,739)	(5,692)	(5,055)
Interest expense on subordinated loan to a related party	—	(2,199)	—	(7,774)
Unrealized foreign currency translation gain (loss) on bonds payable	1,588	913	(749)	5,617

Loss before income taxes	(4,652)	(7,838)	(20,251)	(26,778)
Income taxes	(5)	—	(28)	(6)

Net loss before cumulative effect of change in accounting principle	(4,657)	(7,838)	(20,279)	(26,784)
Cumulative effect of change in accounting principle	—	—	(2,339)	—

Net loss	$(4,657)	$(7,838)	$(22,618)	$(26,784)

(1)	The minority interest represents approximately 80% of the losses attributable to Shurgard Europe’s joint ventures. Total minority interest from losses from operations of First and Second Shurgard was $2.2 million and $6.1 million for the three and nine months ended September 30, 2004, respectively.

Note J – Other Assets

The following table summarizes other assets per category:

(in thousands)	September 30, 2004	December 31, 2003
Non-competition agreements, net of amortization of $8,111 in 2004 and $7,979 in 2003	$692	$660
Financing costs, net of amortization of $27,770 in 2004 and $7,928 in 2003	21,173	6,217
Prepaid assets	14,924	4,151
Receivables	15,432	8,470
Notes receivable	10,077	5,330
Properties held for sale	1,200	1,530
Other real estate investments	797	1,521
Other assets, net of amortization of $6,771 in 2004 and $930 in 2003	22,043	6,443

Total other assets	$86,338	$34,322

As of September 30, 2004, the consolidated assets from Shurgard Europe account for $42.6 million of total other assets. As of December 31, 2003, we did not consolidate Shurgard Europe and, as a result, its assets were not included in other assets.

Note K – Shareholders’ Equity

During the three months and nine months ended September 30, 2004, 458,256 shares and 587,899 shares were issued in connection with the exercise of employee stock options and our employee stock purchase plan. We issued 8,907 and 91,500 shares of Class A Common Stock, respectively, in connection with our Dividend Reinvestment Plan during the three and nine months ended September 30, 2004, respectively. Additionally, 2,391 and 9,675 shares of restricted stock were granted to officers, key employees, and directors during the three and nine months ended September 30, 2004, respectively. A total 386 shares and 4,220 shares of restricted stock were cancelled due to the termination of key employees during the three and nine months ended September 30, 2004, respectively. We recorded stock compensation expense for restricted shares and discounted stock options of $440,000 and $203,000 for the three months ended September 30, 2004 and 2003, respectively, and $2.4 million and $609,000 for the nine months ended September 30, 2004 and 2003, respectively.

Also in September 2004 we issued 50,000 of unregistered shares as additional consideration for the purchase of Minnesota Mini-storage (see Note H).

Note L – Derivative Financial Instruments

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

In connection with financing agreements, Shurgard Europe also has purchased call options maturing on May 27, 2008, for the purchase of €15,000,000 equating to $20 million at a fixed exchange rate. This transaction does not qualify for hedge accounting.

First Shurgard purchased interest rate caps at a strike rate of 4% on EURIBOR for notional amounts of €8.5 million in July 2003 increasing to a total of €130 million in February 2005, then decreasing and maturing in July 2005. First Shurgard also entered into interest swap fixing agreements at rates between 3.31% and 4.17% (excluding margin) effective in March 2005 and maturing in May 2008 for variable notional amounts of up to €134 million. At inception it was determined that these hedges were effective under SFAS No. 133.

In relation with its credit facility, Second Shurgard purchased in August an interest rate cap at a strike rate of 4% on EURIBOR for a notional amount of €4 million in August 2004 increasing to a total of €61 million through October 2005 and maturing in October 2005. At inception it was determined that this hedge was effective under SFAS No. 133. Second Shurgard also entered into an interest swap fixing agreement at a rate of 3.79% (excluding margin) effective in October 2005 and maturing in July 2009 for notional amounts of €70 million.

We had derivative liabilities of $17.9 million and $14.8 million as of September 30, 2004 and December 31, 2003, respectively, including $3.0 million from Shurgard Europe as of September 30, 2004, that are included in accounts payable and other liabilities on our Condensed Consolidated Balance Sheets. We had $1.5 million of derivative assets as of September 30, 2004 primarily from financial instruments of our European subsidiaries, which are included in other assets on our Condensed Consolidated Balance Sheets.

Note M – Income Taxes

Our domestic non-REIT activities are conducted through Shurgard TRS, Inc., a taxable REIT subsidiary.

In January 2004, we started consolidating Shurgard Europe, which is subject to income taxes in the jurisdiction of the countries where its subsidiaries operate.

On June 28, 2003 we started consolidating Recom, a Belgian subsidiary that is subject to foreign income taxes. As of September 30, 2004 and December 31, 2003 Recom’s tax liability was $1.7 million and $1.8 million, respectively, which represents the outstanding tax liability for 2003 tax year.

The components of deferred tax assets (liabilities) for Shurgard’s taxable operations at September 30, 2004 and December 31, 2003 are included in the table below. As of September 30, 2004 and December 31, 2003, we had established a valuation allowance for the value of our deferred tax assets. Given the history of losses of our TRS and of our European operations we have concluded there is insufficient evidence at this point to justify recognition of the benefits of these deferred tax assets on our books.

(in thousands)	September 30, 2004	December 31, 2003
Domestic	$9,708	$9,410
Foreign	67,230	—

Net deferred tax asset before valuation allowance	76,938	9,410

Valuation allowance	(76,938)	(9,410)

Net deferred tax asset	$—	$—

Note N – Lease Obligations

We lease certain parcels of land and buildings under operating leases, including ground leases with terms of up to 95 years. We also have five properties in Belgium and the Netherlands under capital leases with purchase options on the Belgian properties exercisable in 2011 and 2022, respectively. The future minimum rental payments required under these leases are as follows (in thousands):

	Operating leases	Capital leases	Total
2004	$1,750	$364	$2,114
2005	8,531	924	9,455
2006	7,840	927	8,767
2007	6,862	930	7,792
2008	5,522	933	6,455
Thereafter	94,001	37,630	131,631

	$124,506	$41,708	$166,214

Note O – Exit Costs

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

In December 2003, the Board of Directors approved an exit plan to close the remaining STG warehouses in the Northern California, Oregon and Washington markets and the operations of Shurgard Preferred Partners. This decision caused us to evaluate the assets associated with these operations. By the end of the second quarter of 2004, we had ceased to use all of our containerized facilities. As of September 30, 2004, we had operating lease obligations through 2008 for all the warehouses and we had entered in subleasing agreements for all the warehouses. In the first quarter 2004, we recognized at its fair value, a liability of approximately $2.0 million including $1.8 million for the remaining lease rentals reduced by estimated sublease rentals, and remaining severance payments. Also, in the first quarter of 2004 we incurred termination benefits, contract termination costs and costs associated with the relocation of customers of approximately $326,000. The exit costs are included in General, administrative and other in our Condensed Consolidated Statements of Net Income as of September 30, 2004.

The following table summarizes costs incurred since January 2002 for exiting our containerized storage operations which have been applied to this accrual:

(in thousands)
Total accrued exit costs as of January 1, 2002	$2,790
Payments made	(1,771)

Total accrued exit costs as of December 31, 2002	1,019
Payments made	(507)

Total accrued exit costs as of December 31, 2003	512
Exit costs for 2004 warehouse closings	2,276
Payments made	(1,069)

Total accrued exit costs as of September 30, 2004	$1,719

Note P – Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three months and nine months ended September 30, 2004 and 2003 (in thousands except per share data):

	Earnings	Basic Per share	Effect of dilutive stock options	Diluted Per share
For the three months ended September 30, 2004
Number of shares		46,027	685	46,712
Income from continuing operations	$13,876
Less: preferred distributions	(2,975)

Income from continuing operations available to common shareholders	10,901	$0.24	$(0.01)	$0.23
Discontinued operations	4,277	0.09	—	0.09

Net Income	$15,178	$0.33	$(0.01)	$0.32

For the three months ended September 30, 2003
Number of shares		43,968	620	44,588
Income from continuing operations	$11,972
Less: preferred distributions	(2,974)

Income from continuing operations available to common shareholders	8,998	$0.21	$(0.01)	$0.20
Discontinued operations	494	0.01	—	0.01

Net Income	$9,492	$0.22	$(0.01)	$0.21

For the nine months ended September 30, 2004
Number of shares		45,845	725	46,570
Income from continuing operations	$23,781
Less: preferred distributions	(8,923)

Income from continuing operations available to common shareholders	14,858	$0.32	$—	$0.32
Discontinued operations	17,213	0.38	(0.01)	0.37

Net income before change in accounting principle	32,071	0.70	(0.01)	0.69
Cumulative effect of change in accounting principle	(2,339)	(0.05)	—	(0.05)

Net Income	$29,732	$0.65	$(0.01)	$0.64

For the nine months ended September 30, 2003
Number of shares		38,630	527	39,157
Income from continuing operations	$33,233
Less: preferred distributions	(8,922)

Income from continuing operations available to common shareholders	24,311	$0.63	$(0.01)	$0.62
Discontinued operations	1,397	0.04	—	0.04

Net Income	$25,708	$0.67	$(0.01)	$0.66

Note Q – Foreign operations

Our international operations are conducted through Shurgard Europe which we started consolidating as of January 1, 2004. In August 2004, we acquired one property in the United Kingdom through a wholly owned subsidiary (see Note H). Our international revenues amounted to $26.4 million and $72.9 million, or 23% of total revenue for the three months and nine months ended September 30, 2004, respectively.

The functional currency of our European subsidiaries, and their subsidiaries, is the local currency of the country in which the entity has operations (Euro for members of the European Union that have adopted the Euro, Krona for Sweden, Pound Sterling for the United Kingdom, Krone for Denmark). Additionally, Recom, a consolidated foreign entity with a U.S. dollar functional currency, has transactions that are denominated in currencies other than U.S. dollars. In such cases, non-monetary assets and liabilities are converted to U.S dollars at historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of the period and income statement accounts are re-measured at the average exchange rate for the period.

We recorded $1.9 million foreign exchange gain and a $496,000 foreign exchange loss for the three months and nine months ended September 30, 2004, respectively, as a result of our international operations. This includes $2.1 million of unrealized gain and $255,000 of unrealized loss for the three months and nine months ended September 30, 2004, respectively, related to intercompany bonds with Shurgard Europe and an intercompany loan with Shurope. In 2003, we recorded a $279,000 exchange loss for the three months and nine months ended September 30, 2003.

Note R – Related Party Transactions

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we own 87.23% as of September 30, 2004. Pursuant to the subscription agreement, Shurgard Europe had the ability to issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $55 million with an additional $20 million that can be drawn by First Shurgard only in a potential event of a default on the five year debt facility between First Shurgard and a group of commercial banks. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. Any bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at any time prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement with Shurgard Europe entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $20 million entitles us to a commitment fee of 2% of the $20 million. Prior to the consolidation of Shurgard Europe these fees were being recognized in income using the effective interest method over the extended term of the bonds. As of December 31, 2003, $55.3 million of U.S. dollar denominated bonds had been issued to us under this commitment including $6.0 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included on our Condensed Consolidated Balance Sheets in notes receivable affiliate as of December 31, 2003 and the related income and fees are included in our Condensed Consolidated Statements of Income in interest income other, net for the period ended September 30, 2003. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in interest income and other and therefore the impact of interest is eliminated in the Condensed Consolidated Statements of Net Income as of September 30, 2003.

On July 8, 2003, we loaned €1.9 million ($2,151,940 based on exchange rates as of July 8, 2003, which rates were applied in all the amounts listed below) to E-Parco, a Belgian company which is owned by certain employees of Shurgard Europe. E-Parco had an indirect ownership interest in Shurgard Europe through Recom, a Belgian company and Shurgard subsidiary. The proceeds of this loan were used by E-Parco to repurchase its shares from Mr. Grant, an officer of the Company, and certain former employees of Shurgard Europe. Mr. Grant received €1.2 million ($1,359,120) for his shares and €0.7 million ($792,820) was paid to the former employees. The purchase price for the E-Parco shares was based on recent third party sales transactions for interests in Shurgard Europe. As partial consideration for the loan, E-Parco granted Shurgard an option to purchase its 377 Recom shares for €4.3 million ($5.3 million on July, 2 2004) plus forgiveness of the loan including accrued interest. We exercised the option on June 1, 2004 and closed the purchase of E-Parco shares on July 2, 2004. Since July 2, 2004, we have been the sole shareholder of Recom. The purchase increased our total share of Shurgard Europe to 87.23%.

Note S – Discontinued Operations

We report real estate dispositions or held for sale as discontinued operations separately as prescribed under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS No. 144, we are required to separately report as discontinued operations the historical operating results attributable to operating properties sold and held for disposition and the applicable gain or loss on the disposition of the properties. The consolidated Statement of Net income for the prior period is also adjusted to conform with this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows. In the first quarter of 2004, we had designated as held for sale four storage centers located in California that were disposed of in June 2004 at a $12.0 million gain. In the second quarter of 2004 we designated two additional properties as held for sale that were sold in July at a $4.3 million gain. We have presented these six storage centers as discontinued operations for the three months and nine months ended September 30, 2004 and 2003. Also, in March 2004, we relinquished our rights to four other properties held by a joint venture accounted for as a financing arrangement (see Note F). Due to our continuing involvement in the management of these properties for a fee, they are not categorized as discontinued operations in the Condensed Consolidated Statements of Net Income, but they are presented in the disposed category in our Segment reporting (see Note T).

The following table summarizes income from discontinued operations (In thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Discontinued operations:
Revenue	$92	$918	$1,825	$2,674
Operating expense	(148)	(269)	(665)	(805)
Depreciation and amortization	—	(107)	(173)	(325)
Real estate taxes	—	(48)	(97)	(147)

(Loss) income from discontinued operations	(56)	494	890	1,397
Gain on sale of properties	4,333	—	16,323	—

Income from discontinued operations	$4,277	$494	$17,213	$1,397

Note T – Segment Reporting

Following the consolidation of Shurgard Europe beginning January 1, 2004, we added two new reportable segments, European Same Store and European New Store, to the segments reported in our 2003 Annual Report on Form 10-K. Shurgard currently has four reportable segments: Domestic Same Store and New Store and European Same Store and New Store. We have restated the previously reported segment information for 2003 to include our European segments’ information, however the new composition of our segments is additive only and does not change previously reported segment results for our domestic operations. For the purpose of reconciliation of the segment reporting to the Condensed Consolidated Statement of Net Income, the 2003 results of our European segments are classified in unconsolidated joint ventures.

Our definition of Same Store includes existing storage centers acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24-48 months. New Store includes existing facilities that had not been acquired as of January 1 of the previous year as well as developed properties that have not been operating a full two years as of January 1 of the current year.

These reportable segments allow us to focus on improving results from our existing real estate assets and renting up our new facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. NOI is defined as storage center operations revenue less direct operating expenses and real estate taxes, but does not include any allocation of indirect operating expenses. Indirect and leasehold expenses include land or building lease expense and certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Indirect operating expenses are allocated to storage centers based on number of months in operation during the period and does not include containerized storage operations, internal real estate acquisition costs or abandoned development expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers. We do not allocate development and acquisition expense, depreciation and amortization, general, administrative and other, impairment, interest expense, interest income and other, net or minority interest to the segments.

The following table illustrates the results using the 2004 Same Store and New Store base for reportable segments as of and for the three months and nine months ended September 30, 2004 and 2003. Same Store include all storage centers acquired prior to January 1, 2003, and developments opened prior to January 1, 2002. New Store represent all storage centers acquired after January 1, 2003, and developments opened after January 1, 2002. Disposed Store represent properties sold during 2004:

Three months ended September 30, 2004 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$74,672	$8,770	$18,511	$7,854	$94	$(92)	$109,809
Less unconsolidated joint ventures	—	(495)	—	—	—	—	(495)

Consolidated revenue	74,672	8,275	18,511	7,854	94	(92)	109,314
Direct operating and real estate tax expense	24,198	4,514	7,370	6,061	156	(131)	42,168
Less unconsolidated joint ventures	—	(316)	—	—	—	—	(316)

Consolidated direct operating and real estate tax expense	24,198	4,198	7,370	6,061	156	(131)	41,852

Consolidated NOI	50,474	4,077	11,141	1,793	(62)	39	67,462
Indirect expense	3,609	414	2,176	2,158	—	(17)	8,340
Leasehold expense	818	123	397	125	—	—	1,463
Less unconsolidated joint ventures	—	(3)	—	—	—	—	(3)

Consolidated indirect and leasehold expense	4,427	534	2,573	2,283	—	(17)	9,800

Consolidated NOI after indirect and leasehold expense	$46,047	$3,543	$8,568	$(490)	$(62)	$56	$57,662

Three months ended September 30, 2003 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$71,311	$5,396	$15,464	$2,838	$1,919	$(918)	$96,010
Less unconsolidated joint ventures	—	—	(15,464)	(2,838)	(65)	—	(18,367)

Consolidated revenue	71,311	5,396	—	—	1,854	(918)	77,643
Direct operating and real estate tax expense	22,832	3,229	5,908	3,383	885	(283)	35,954
Less unconsolidated joint ventures	—	—	(5,908)	(3,383)	(34)	—	(9,325)

Consolidated direct operating and real estate tax expense	22,832	3,229	—	—	851	(283)	26,629

Consolidated NOI	48,479	2,167	—	—	1,003	(635)	51,014
Indirect expense	3,333	270	2,176	1,547	—	(34)	7,292
Leasehold expense	821	81	320	60	—	—	1,282
Less unconsolidated joint ventures	—	—	(2,496)	(1,607)	—	—	(4,103)

Consolidated indirect and leasehold expense	4,154	351	—	—	—	(34)	4,471

Consolidated NOI after indirect and leasehold expense	$44,325	$1,816	$—	$—	$1,003	$(601)	$46,543

Nine months ended September 30, 2004 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$216,139	$22,814	$53,550	$19,340	$2,328	$(1,825)	$312,346
Less unconsolidated joint ventures	—	(1,067)	—	—	—	—	(1,067)

Consolidated revenue	216,139	21,747	53,550	19,340	2,328	(1,825)	311,279
Direct operating and real estate tax expense	70,396	12,623	22,631	17,255	1,034	(667)	123,272
Less unconsolidated joint ventures	—	(722)	—	—	—	—	(722)

Consolidated direct operating and real estate tax expense	70,396	11,901	22,631	17,255	1,034	(667)	122,550

Consolidated NOI	145,743	9,846	30,919	2,085	1,294	(1,158)	188,729
Indirect expense	10,317	1,180	6,298	5,741	—	(95)	23,441
Leasehold expense	2,594	311	1,194	357	—	—	4,456
Less unconsolidated joint ventures	—	(7)	—	—	—	—	(7)

Consolidated indirect and leasehold expense	12,911	1,484	7,492	6,098	—	(95)	27,890

Consolidated NOI after indirect and leasehold expense	$132,832	$8,362	$23,427	$(4,013)	$1,294	$(1,063)	$160,839

Nine months ended September 30, 2003 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$207,025	$7,771	$43,923	$6,083	$5,730	$(2,674)	$267,858
Less unconsolidated joint ventures	—	—	(43,923)	(6,083)	(230)	—	(50,236)

Consolidated revenue	207,025	7,771	—	—	5,500	(2,674)	217,622
Direct operating and real estate tax expense	68,239	5,502	18,952	7,940	2,673	(828)	102,478
Less unconsolidated joint ventures	—	—	(18,952)	(7,940)	(131)	—	(27,023)

Consolidated direct operating and real estate tax expense	68,239	5,502	—	—	2,542	(828)	75,455

Consolidated NOI	138,786	2,269	—	—	2,958	(1,846)	142,167
Indirect expense	10,471	538	6,616	3,988	—	(124)	21,489
Leasehold expense	2,493	365	1,024	180	—	—	4,062
Less unconsolidated joint ventures	—	—	(7,640)	(4,168)	(11)	—	(11,819)

Consolidated indirect and leasehold expense	12,964	903	—	—	(11)	(124)	13,732

Consolidated NOI after indirect and leasehold expense	$125,822	$1,366	$—	$—	$2,969	$(1,722)	$128,435

The following table reconciles the reportable segments storage centers operations revenue per the table above to consolidated total revenue for the three months and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Consolidated Storage center operations	$109,314	$77,643	$311,279	$217,622
Other	754	1,792	2,307	4,206

Total revenue	$110,068	$79,435	$313,586	$221,828

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Consolidated direct operating and real estate tax expense	$41,852	$26,629	$122,550	$75,455
Consolidated indirect operating and leasehold expense	9,800	4,471	27,890	13,732
Other operating expense	3,264	2,039	5,986	4,921

Consolidated operating and real estate tax expense	$54,916	$33,139	$156,426	$94,108

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Consolidated NOI after indirect and leasehold expense	$57,662	$46,543	$160,839	$128,435
Other revenue	754	1,792	2,307	4,206
Other operating expense	(3,264)	(2,039)	(5,986)	(4,921)
Depreciation and amortization	(21,627)	(13,922)	(63,235)	(40,706)
Impairment expense	—	(110)	—	(1,840)
General, administrative and other	(6,256)	(3,403)	(23,327)	(9,526)
Equity in earnings (losses) of other real estate investments, net	22	(2,997)	47	(2,352)
Interest on loans	(21,126)	(14,002)	(59,597)	(37,298)
Amortization of participation rights discount	1,000	(280)	(1,000)	(840)
Unrealized loss on derivatives	(274)	(69)	(389)	(2,295)
Foreign exchange gain (loss)	1,899	(279)	(493)	(279)
Interest (expense) income and other, net	1,106	2,028	2,307	2,440
Minority interest	4,004	(363)	12,355	(861)
Income tax expense	(24)	(927)	(47)	(930)
(Loss) income from discontinued operations	(56)	494	890	1,397
Gain on sale of discontinued operations	4,333	—	16,323	—
Cumulative effect of changes in accounting principle	—	—	(2,339)	—

Net income	$18,153	$12,466	$38,655	$34,630

Note U – Contingent Liabilities and Commitments

The following table summarizes our contractual obligations, commitments and contingent liabilities as of September 30, 2004:

(in thousands)	Payments due by Period
	Total	2004	2005-2006	2007-2008	2009 and beyond
Contractual Obligations
Long-term debt	$769,008	$52,842	$25,037	$176,394	$514,735
Capital and operating lease obligations	166,214	2,114	18,222	14,247	131,631
Participation rights liability	38,023	38,023	—	—	—

Totals	$973,245	$92,979	$43,259	$190,641	$646,366

(in thousands)	Amount of Commitment Expiration per Period
	Total amounts committed	2004	2005-2006	2007-2008	2009 and beyond
Other Commercial Commitments & Contingent Liabilities
Development contract commitments	$83,043	$39,996	$38,199	$1,657	$3,191
Development loan commitments	6,414	6,414	—	—	—
Commitment to purchase properties	7,977	7,977	—	—	—
Outstanding letter of credit	1,280	—	1,280	—	—
Affiliated developer guarantee	8,826	8,826	—	—	—

Totals	$107,540	$63,213	$39,479	$1,657	$3,191

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

Note V – Subsequent Events

On October 15, 2004 Self Storage Securitization B.V. (Issuer), issued €325 million ($403.6 million) in floating rate investment grade bonds. (See Note E for a further discussion of this transaction).

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects”, “should”, “estimates”, “expects” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including the risk that changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties, the risk that new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, the risk that we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses, the risk that tax law changes may change the taxability of operating and construction expenses, the risk that tax law changes may change the taxability of future income, the risk that increases in interest rates may increase the cost of refinancing long term debt, the risk that our alternatives for funding our business plan may be impaired by the economic uncertainty due to the impact of war or terrorism.. We may also be affected by legislation or changes in regulations or interpretations regarding certain accounting standards applied to our operations and certain of our existing financial and joint venture structures of the Company. See part I, Item 4 Controls and Procedures for further discussion of risk factors associated with material weakness in internal controls. Other factors that could affect our financial results are described in PART I - Item 1 of our 2003 Annual report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

Under FIN 46R, which became effective January 1, 2004, we consolidated Shurgard Europe and its 20% owned subsidiary First Shurgard for the three and nine months ended September 30, 2004. In 2003 we did not consolidate Shurgard Europe. For the three and nine months September 30, 2003 our interest in Shurgard Europe was accounted for under the equity method of accounting. Because consolidation results in the inclusion of Shurgard Europe’s revenues and expenses in the consolidated financial statements, which the equity method does not, the statements of income for the three and nine months ended September 30, 2004 are not directly comparable to the statements of income of 2003.

The following table summarizes the main components of the change in Net income for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003:

	Three months ended September 30, 2004		Nine months ended September 30, 2004
(In thousands except per share data)	Change in Income	Diluted earnings per share (1)	Change in Income	Diluted earnings per share (1)
Impact of :
Gain on sale of properties from discontinued operations	$4,333	$0.10	$16,323	$0.42
Increase in domestic operating income before General, administrative and other	2,103	0.05	12,888	0.33
Domestic unrealized losses on derivatives	(97)	—	2,201	0.05
Effect of increase in ownership of Shurgard Europe (net of minority interest)	1,747	0.04	(7,579)	(0.19)
Increase in domestic General, administrative other than STG exit costs and stock compensation expense	(1,532)	(0.04)	(5,376)	(0.14)
Additional depreciation step up on basis difference of Shurgard Europe's assets	(1,549)	(0.04)	(4,639)	(0.12)
Decrease (Increase) in interest on loans	283	0.01	(3,106)	(0.08)
Increase in stock compensation expense	(203)	—	(1,779)	(0.05)
Decrease (Increase) in amortization of participation rights discount	1,280	0.03	(160)	—
Cumulative effect of change in accounting principle	—	—	(2,339)	(0.06)
Exit costs of containerized storage operations (STG)	—	—	(2,276)	(0.06)
Other, net	(678)	(0.02)	(133)	—

Increase in Net income	$5,687	$0.13	$4,025	$0.10

(1)	The diluted earnings per share impact is calculated using the weighted average shares as of September 30, 2003.

Net Income: Due to the consolidation of Shurgard Europe beginning January 1, 2004, our results for the three and nine months ended September 30, 2004 are not directly comparable to the three and nine months of the prior year. We recorded net income of $18.2 million and $38.7 million for the three and nine months ended September 30, 2004, respectively, compared to net income of $12.5 million and $34.6 million for the three and nine months ended September 30, 2003, respectively. The increase in net income for the three and nine months is primarily due to a gain on sale of properties which was partially offset by higher losses, and higher financing costs related to the increased ownership in Shurgard Europe, and higher General and Administrative and other expenses as further discussed below. Shurgard Europe accounts for a $43,000 positive change in net income and $14.7 million decrease in net income in our Condensed Consolidated Financial statements for the three and nine months ended September 30, 2004, respectively, including $2.3 million, for the nine months ended September 30, 2004, of cumulative effect of change in accounting principle. As of September 30, 2003 we already had an 80.6% ownership interest in Shurgard Europe which explains why the effect of increase in ownership in Europe is less significant for the three months ended September 30, 2004 than compared to previous quarters.

Storage Center Operations Revenue: Storage center operations revenue of $109 million and $311 million for the three and nine months ended September 30, 2004, respectively, rose $32 million, or 41%, and $94 million, or 43%, compared to the same periods in the prior year, due substantially to the consolidation of Shurgard Europe which contributed $26.2 million and $72.7 million of revenue, respectively. Domestic storage center operations revenue increased $5.3 million, or 7% and $20.8 million, or 10% for the three months and nine months ended September 30, 2004, respectively, as a result of an increase in the number of storage centers, higher occupancy and general increases in rates, factors that are discussed in more detail under SEGMENT PERFORMANCE.

Other Revenue: Other revenue of $754,000 and $2.3 million for the three and nine months ended September 30, 2004, respectively, decreased $1.0 million or 58% and $1.9 million or 45% compared to the same periods in 2003. Our containerized storage business, which had revenue of $924,000 and $2.5 million for the three and nine months ended September 30, 2003, ceased operations in the first quarter of 2004 and therefore had nominal revenue in 2004. This loss of revenue was offset partially for the nine months ended September 30, 2004 by a growth in revenue from our tenant referral insurance which generated $1.3 million in 2004 compared to $952,000 in 2003.

Operating expenses: Operating expenses of $46.2 million and $130.4 million for the three and nine months ended September 30, 2004, respectively, increased $20.3 million, or 78% and $57.3 million or 78% compared to the same periods in 2003, of which $19.0 million and $53.3 million relate to our consolidation of Shurgard Europe in 2004. Domestic operating expenses increased 5% for the three and nine months ended September 30, 2004, primarily as a result of an increase in the number of storage centers and an increase in personnel expenses. See discussion of certain of these expenses under SEGMENT PERFORMANCE. Expenses associated with our containerized storage business, which ceased active operations in the first quarter of 2004, were $1.1 million and $3.2 million for the three and nine months ended September 30, 2003, respectively. In addition to the expenses identified under SEGMENT PERFORMANCE, operating expenses include internal acquisition costs and development expenses related to abandoned development efforts of $616,000 and $1.6 million for the three months and nine months ended September 30, 2004, respectively, compared to $117,000 and $589,000 for the same periods in 2003. This is primarily due to abandoned development projects in Europe. Also, for the nine months ended September 30, 2004 we incurred approximately $0.9 million of legal fees on two operating related litigation see Part II, Item1: Legal Proceedings for further discussion of this matter.

Depreciation and Amortization: Depreciation and amortization of $21.6 million and $63.2 million for the three and nine months ended September 30, 2004, respectively, increased $7.7 million or 55% and $22.5 million or 55% compared to the same periods in 2003. Consolidation of Shurgard Europe and Shurgard Europe’s growing operations accounted for $6.8 million and $19.8 million of the increase for the three and nine months ended September 30, 2004, including $1.5 million and $4.6 million, respectively of depreciation related to the excess of the purchase price we paid for our additional ownership interests in Shurgard Europe over its book value, an amount that we allocated to buildings owned by Shurgard Europe. Depreciation and amortization of domestic facilities increased 6% and 7% for the three months and nine months ended September 30, 2004, respectively, over the prior year due to the increase in the number of storage centers.

General, Administrative and Other Expenses: General and administrative expenses of $6.3 million and $23.3 million for the three and nine months ended September 30, 2004, respectively, increased $2.9 million or 84% and $13.8 million or 145% for the three and nine months ended September 30, 2004, respectively. Our consolidation of Shurgard Europe accounted for $1.2 million and $4.4 million of the increase. Of the remaining $9.4 million increase for the nine months ended September 30, 2004, $2.3 million is due to exit costs incurred in connection with the closing of our containerized storage business, approximately $1.7 million relates to increases in stock compensation expenses and the remainder consists primarily of increased audit and other professional fees incurred in connection with accounting, Sarbanes-Oxley Section 404 compliance and financial reporting, as well as compensation expenses resulting from newly created management positions. The increase in stock compensation expense results from our increased use of restricted shares grants instead of stock option grants to compensate our executives. For the three months ended September 30, 2004, the remaining $1.7 million increases consists of audit and other professional fees incurred in connection with accounting, Sarbanes-Oxley Section 404 compliance and financial reporting as well as increases in compensation expenses resulting from creating new positions in finance and accounting.

Equity in Earnings (Losses) from Other Real Estate Investments: For the three months and nine months ended September 30, 2003, based on the equity method of accounting for our interest in Shurgard Europe, we recorded a loss of $3.0 million and $2.3 million, respectively. In 2004, we consolidated Shurgard Europe and therefore had no related comparable charge.

Interest on loans: Interest expense of $21.1 million and $59.6 million for the three and nine months ended September 30, 2004, respectively increased $7.1 million, or 51%, and $22.3 million or 60% compared to the same periods in 2003. The consolidation of Shurgard Europe accounted for $7.4 million and $19.2 million of the increase for the three and nine months, respectively. Interest expense also increased due to the higher aggregate indebtedness incurred in 2003 to finance the purchase of additional ownership interest in Shurgard Europe.

Amortization of Participation Rights discount: Amortization of the participation rights discount relating to our CCP/Shurgard joint venture decreased $1.3 million in the third quarter 2004 due to the fact that we recognized a $1 million reduction in the amortization based on a re-evaluation of our estimate of participation rights liability in light of our agreement, dated June 25, 2004, to purchase our joint venture partner’s 80% interest and the performance of the properties in the portfolio. This transaction is expected to close in December 2004. See Note F to our Condensed Consolidated Financial Statements.

Unrealized Gain (Loss) on Derivatives: The unrealized gain or loss on financial instruments is the gain or loss recognized for the changes in the fair market value of those financial instruments that do not qualify for hedge accounting treatment under SFAS No.133. We had an unrealized loss of $274,000 and $389,000 for the three months and nine months ended September 30, 2004, respectively, compared with an unrealized loss of $69,000 and $2.3 million for both of the same periods in 2003. The amount for 2004 included unrealized losses of $109,000 and $296,000 for the three months and nine months, respectively, on European financial instruments on currency options related to First Shurgard.

Foreign Exchange Gain ( Loss): The foreign exchange gain of $1.9 million for the three months ended September 30, 2004 and the $493,000 foreign exchange loss for the nine months ended September 30, 2004 relate primarily to bonds with Shurgard Europe and a wholly-owned European subsidiary that are marked to the period end exchange rate. The gain recognized in the third quarter is due the drop of the US dollar compared to the Euro during that period.

Interest Income and Other: Interest income and other for the three months ended September 30, 2004 was $1.1 million in 2004 compared to a $2.0 million for the same period in 2003. This decrease was due to the recognition of gains on sale of properties of $0.9 million in 2003. For the nine months ended 2004, the interest income and other of $2.3 million remained fairly stable as the decrease from the gain on sales of properties was offset by higher interest income received on notes with a development partner.

Minority Interest: As a result of our consolidation of Shurgard Europe and its subsidiaries beginning January 1, 2004 we recorded a minority interest benefit of $4.0 million and $12.4 million for the three and nine months ended September 30, 2004. Approximately, $3.6 million and $9.5 million relates to First Shurgard and Second Shurgard, respectively, in which Shurgard Europe holds a 20% ownership interest and $833,000 and $4.0 million relates to our partner’s interest in Shurgard Europe. For the nine months ended September 30, 2004, minority interest expenses related to domestic joint ventures increased $336,000 to $1.2 million as a result of the growth of those joint ventures.

Income Tax Expense: Shurgard Europe is subject to income taxation in the various jurisdictions in which it operates and, as a result of losses it has incurred since its inception, has generated deferred tax assets. Our domestic non-REIT activities (principally our containerized storage business) also incurred losses and generated tax deferred assets. Because we have been unable to demonstrate recoverability of such assets, we have recorded a valuation allowance offsetting these deferred tax assets for each reporting period. As a result, no material income tax expense or benefit is recorded in our income statement.

Cumulative effect of change in accounting principle: Upon adoption of FIN 46R, we recorded a cumulative effect of change in accounting principle in the amount of $2.3 million due to the consolidation of First Shurgard in 2004 and the resulting elimination of all inter company profits from the inception of First Shurgard in 2003.

Discontinued operations: In the first half of 2004, we reclassified the operating income of four storage centers in California that were sold in June 2004 and two additional storage centers that were sold in July 2004. We recognized a $12.0 million gain on the sale of the four storage centers in California in the second quarter and a $4.3 million gain in the third quarter of 2004 for the two additional properties. See Note S to our Condensed Consolidated Financial Statements included elsewhere. There were no comparable transactions in 2003.

SEGMENT PERFORMANCE

We have historically evaluated performance of our real estate assets in two segments: Domestic Same Store and New Store. Following the consolidation of Shurgard Europe beginning January 1, 2004, we added two new reportable segments, European Same Store and European New Store, to the segments reported in our 2003 Annual Report on Form 10-K. Same Store represents those storage centers and business parks that are not in the rent-up stage and for which historical information is available. New Store represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. We evaluate all storage centers on the same basis regardless of ownership interest in the property. We believe net operating income (NOI) is a meaningful disclosure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is defined as Storage center operations revenues less direct operating and real estate tax expense for each of our properties. For a reconciliation of Same Store and New Store NOI to net income see Note T to our Condensed Consolidated Financial Statements. The following sections discuss the performance of these segments for domestic properties and the European operations section discusses the performance of these segments for European properties.

The following table summarizes key operational data for our storage center portfolio as of September 30, 2004 that is further discussed below in this section by segment:

	Domestic		Europe		Total
Three months ended September 30, 2004 (dollars in thousands except average rent)	Amount	% of total	Amount	% of total	Amount	% of total
Same Store
Number of Storage Centers	412	88%	72	56%	484	81%
Revenues	$74,672	89%	$18,511	70%	$93,183	85%
NOI after indirect and leasehold expense	$46,047	93%	$8,568	106%	$54,615	94%
Avg. annual rent per sq. ft.	$11.63		$21.42
Avg. sq. ft. occupancy (2)	86%		76%
Total Storage Center Costs (1)	$1,497,506	84%	$412,784	53%	$1,910,290	74%

New Store
Number of Storage Centers	57	12%	57	44%	114	19%
Revenues	$8,770	11%	$7,854	30%	$16,624	15%
NOI after indirect and leasehold expense	$3,719	7%	$(490)	-6%	$3,229	6%
Avg. sq. ft. occupancy (2)	74%		44%
Total Storage Center Costs (1)	$284,627	16%	$369,434	47%	$654,061	26%

Combined New and Same Stores
Number of Storage Centers	469	100%	129	100%	598	100%
Revenues	$83,442	100%	$26,365	100%	$109,807	100%
NOI after indirect and leasehold expense	$49,766	100%	$8,078	100%	$57,844	100%
Total Storage Center Costs (1)	$1,782,133	100%	$782,218	100%	$2,564,351	100%

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Domestic Same Store

Our definition of Domestic Same Store includes domestic existing storage centers acquired prior to January 1 of the previous year as well as domestic developed properties that have been operating for a full two years as of January 1 of the current year. Our definition of Same Store results in the addition of storage centers each year as new acquisitions and developments meet the criteria for inclusion, so we then include these storage centers in the previous year’s comparable data. Other storage companies may define Same Store differently, which will affect the comparability of the data. The following table summarizes Same Store operating performance as defined at September 30, 2004.

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				9/30/2004	9/30/2003	9/30/2004	9/30/2003
Same Store since 2004	60	$169.0	4,451,000	81%	77%	$8.26	$7.93
Same Store since 2003	30	135.6	1,845,000	86%	82%	13.28	12.73
Same Store since 2002 or prior	322	1,192.9	20,822,000	88%	86%	12.15	11.89

Same Store total	412	$1,497.5	27,118,000	86%	85%	$11.63	$11.37

	(In thousands)		(In thousands)
	Revenue Three months ended,		NOI (after leaseholds expenses) Three months ended,
	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Same Store since 2004	$8,182	$7,335	$4,997	$4,407
Same Store since 2003	5,724	5,264	3,080	2,777
Same Store since 2002 or prior	60,766	58,712	41,579	40,474

Same Store total	$74,672	$71,311	$49,656	$47,658

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store Results (1)

	For the three months ended September 30,
(dollars in thousands)	2004	2003	% Change
Storage center operations revenue	$74,672	$71,311	4.7	%(a)
Operating expense:
Personnel expenses	8,124	7,450	9.0	%(b)
Real estate taxes	6,108	6,001	1.8%
Repairs and maintenance	1,950	1,879	3.8%
Marketing expense	2,012	1,843	9.2	%(c)
Utilities and phone expenses	2,552	2,575	-0.9%
Store admin and other expenses	3,452	3,084	11.9	%(d)

Direct operating and real estate tax expense	24,198	22,832	6.0%

NOI	50,474	48,479	4.1%
Leasehold expense	818	821	-0.4%

NOI after leasehold expense	49,656	47,658	4.2%
Indirect operating expense (2)	3,609	3,333	8.3	%(e)

NOI after indirect operating and leasehold expense	$46,047	$44,325	3.9%

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

(a) During the third quarter of 2004, Same Store revenue increased 4.7% over the same period in 2003, of which 1.2% accounts for storage centers that have been in the Same Store pool since the beginning of 2004. Starting in the fourth quarter 2003, we have started to see an improvement in economic conditions that has enabled us to increase occupancy by 2.1% and annual rental rates by 2.3%. Additionally, retail sales and truck rentals contributed approximately $325,000 in revenue increase.

(b) Personnel expenses have increased over third quarter 2003 due to increased salaries for store managers and employees which results from hiring more experienced personnel. Additionally, we initiated during the summer an extended opening hours program to better handle peak customer traffic. Also, as a result of achieving certain performance targets higher bonuses and commissions were paid.

(c) The increase in marketing expense resulted primarily from an increased number of print advertisements in telephone books in the third quarter of 2004 compared to the prior year. The advertising costs are fully recognized when the books are first published.

(d) Increases in store administrative expenses are primarily due to higher cost of goods sold on retail sales, and credit card charges that increased in line with retail sales and rental revenue.

(e) In the third quarter of 2003, indirect expenses were unusually low as we recognized a reduction to our workers’ compensation insurance trust liability, which explains approximately $250,000 of the variance from 2003 to 2004.

Same Store Results (1)

	For the nine months ended September 30,
(dollars in thousands except average rent)	2004	2003	% Change
Storage center operations revenue	$216,139	$207,025	4.4	%(a)
Operating expense:
Personnel expenses	23,668	21,166	11.8	%(b)
Real estate taxes	18,358	18,582	-1.2%
Repairs and maintenance	6,165	5,907	4.4%
Marketing expense	5,303	5,720	-7.3	%(c)
Utilities and phone expenses	7,449	7,582	-1.8%
Store admin and other expenses	9,453	9,282	1.8%

Direct operating and real estate tax expense	70,396	68,239	3.2%

NOI	145,743	138,786	5.0%
Leasehold expense	2,594	2,493	4.1%

NOI after leasehold expense	143,149	136,293
Indirect operating expense (2)	10,317	10,471	-1.5	%(d)

NOI after indirect operating and leasehold expense	$132,832	$125,822	5.6%

Avg. annual rent per sq. ft. (3)	$11.50	$11.32	1.6%
Avg. sq. ft. occupancy	85%	83%
Total net rentable sq. ft.	27,118,000	27,118,000
No. of properties as of June 30, 2004	412	412

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

(a) During the first nine months of 2004, Same Store revenue increased 4.4% over the same period in 2003, of which 1.2% accounts for storage centers that have been in the Same Store pool since the beginning of 2004. Starting in the fourth quarter 2003, we have started to see an improvement in economic conditions that has enabled us to increase occupancy by 2.7% and annual rental rates by 1.6%. Additionally, retail sales and truck rentals contributed approximately $1.0 million in revenue increase.

(b) Personnel expenses have increased due to higher salaries for store managers and employees which results from hiring more experienced personnel and are part of an effort to increase quality of service and curb employee turnover. Also, as a result of achieving certain performance targets higher bonuses and commissions were paid. Increased employee coverage in the store offices through extended hours and opening on Sundays also contributed to higher personnel expenses.

(c) The decrease in marketing reflects higher levels of productivity from the consolidation of activities at our sales center along with a reduction of employees in our field sales and marketing representatives.

(d) The decrease in indirect operating expenses is due to spreading indirect costs over a larger number of stores, which was partially offset by higher personnel expenses as we created new positions to perform regional filed services and marketing.

Domestic New Store

Our definition of New Store, as shown in the table below, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as domestic developed properties that have not been operating a full two years as of January 1 of the current year. The following table summarizes New Store operating performance as defined at September 30, 2004.

New Store Results (1)

	Acquisitions Three months ended September 30,		Developments Three months ended September 30,		Total New Stores Three months ended September 30,
(dollars in thousands except average rent)	2004	2003	2004	2003	2004	2003
Storage center operations revenue	$4,126	$3,453	$4,644	$1,943	$8,770	$5,396
Operating expense:
Personnel expenses	451	318	878	551	1,329	869
Real estate taxes	577	480	728	478	1,305	958
Repairs and maintenance	191	157	159	90	350	247
Marketing expense	172	296	405	241	577	537
Utilities and phone expenses	123	95	306	189	429	284
Store admin and other expenses	180	128	344	206	524	334

Direct operating and real estate tax expense	1,694	1,474	2,820	1,755	4,514	3,229

NOI	2,432	1,979	1,824	188	4,256	2,167
Leasehold expense	—	—	123	81	123	81

NOI after leasehold expense	2,432	1,979	1,701	107	4,133	2,086
Indirect operating expense (2)	164	119	250	151	414	270

NOI after indirect operating and leasehold expense	$2,268	$1,860	$1,451	$(44)	$3,719	$1,816

Avg. sq. ft. occupancy	84%	80%	66%	47%	74%	63%
No. of properties	22	19	35	25	57	44

New Store Results (1)

	Acquisitions Nine months ended September 30,		Developments Nine months ended September 30,		Total New Stores Nine months ended September 30,
(dollars in thousands except average rent)	2004	2003	2004	2003	2004	2003
Storage center operations revenue	$11,581	$3,453	$11,233	$4,318	$22,814	$7,771
Operating expense:
Personnel expenses	1,268	317	2,300	1,206	3,568	1,523
Real estate taxes	1,677	480	1,982	1,175	3,659	1,655
Repairs and maintenance	610	157	472	214	1,082	371
Marketing expense	472	296	1,234	528	1,706	824
Utilities and phone expenses	398	98	845	430	1,243	528
Store admin and other expenses	495	129	870	472	1,365	601

Direct operating and real estate tax expense	4,920	1,477	7,703	4,025	12,623	5,502

NOI	6,661	1,976	3,530	293	10,191	2,269
Leasehold expense	—	—	311	365	311	365

NOI after leasehold expense	6,661	1,976	3,219	(72)	9,880	1,904
Indirect operating expense (2)	439	134	741	404	1,180	538

NOI after indirect operating and leasehold expense	$6,222	$1,842	$2,478	$(476)	$8,700	$1,366

Avg. sq. ft. occupancy	81%	80%	60%	44%	69%	55%
No. of properties	22	19	35	25	57	44

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

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

Domestic Acquisitions

We continue to seek acquisition opportunities for high quality storage centers that meet our investment standards. We typically target our acquisitions to generate a yield of 9% to 11% once they have reached stabilization. Targeted yield is calculated as projected annualized NOI divided by the total invested cost. We have limited our efforts to pursue only those storage centers that enhance our existing network of storage centers or allow us to establish significant market presence in new markets (i.e. establish greater market presence or expand an established market to create greater economies of scale). The operating results of our acquisitions are discussed below.

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

The following table summarizes our acquisition activity from 2002 to 2004 as of September 30, 2004:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				9/30/2004	9/30/2003	9/30/2004	9/30/2003
Acquisitions in 2004	2	$11.2	158,000	94%	—	$9.49	$—
Acquisitions in 2003	20	99.0	1,448,000	83%	80%	12.14	11.90
Acquisitions in 2002	48	115.6	3,704,000	79%	76%	7.64	7.43

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

In June 2004 we purchased a storage center in North Carolina for $6.3 million (including $376,000 paid to secure a non-competition agreement) and another in California for $5.2 million on September 30, 2004.

During 2003, we purchased 20 storage centers. On June 30, 2003, we purchased 19 storage centers totaling 1.4 million net rentable square feet from the owners of Minnesota Mini Storage for 3,100,000 shares of our Common Stock (see Note H to our Condensed Consolidated Financial Statements), the equivalent of $91.5 million. These 19 storage centers had and average occupancy of 82% for the three months ended September 30, 2004 and a yield of 9.1% (calculated as the third quarter 2004 NOI annualized divided by the purchase price). One additional storage center was purchased from a California developer on December 31, 2003 for $6.3 million, and had occupancy of 94% at September 30, 2004.

During 2002, we purchased eight individual storage centers totaling 481,000 net rentable square feet for a purchase price of $27.1 million. These properties are in the following locations: three in Indiana, one in Maryland, one in California, one in Illinois and two in Florida. The average occupancy of these storage centers was 71% as of September 30, 2004, which is below our projected stabilized occupancy as five of these storage centers are still in rent-up. We expect these storage centers to reach stabilization within the next ten to twenty-four months. The third quarter 2004 yield on these eight storage centers is 8.1% (calculated as third quarter 2004 NOI annualized divided by the purchase price).

On June 26, 2002, we purchased a 74% interest in Morningstar Storage Centers, LLC (Morningstar) for $62.1 million which owns and operates 40 storage centers in North Carolina and South Carolina that consist of 3,224,000 net rentable square feet. Occupancy for these 40 storage centers is 80% for the month of September 2004. Under this agreement we receive distributions in excess of our ownership interest. From July 1, 2003 to June 30, 2004, we received 87% of available cash flows (as defined in the purchase agreement). Beginning July 1, 2004, we receive 75% of available cash flows. The Company’s third quarter 2004 yield on our investment is 8.7% (calculated as the cash flow we received from distributions divided by the purchase price of the investment).

Domestic Development

Our investment strategy includes development of new storage centers in markets in which we currently operate. This is primarily due to our focus on maintaining control of quality standards and consistent building design to develop brand awareness. We typically target yields for developments at 11% to 12% once we achieve stable occupancy. Targeted yield is calculated as projected annualized NOI divided by the total invested cost. We normally project new storage properties to rent-up at occupancy rates of between 3% and 4% per month. In order to maintain this pace of lease-up over the past three years we have needed to offer reduced rates to attract new customers. As a result, on the developments of the past three years, our storage centers have been renting with occupancy growth at 3.6% per month but at a rental rate that is lower than projected. We can give no assurance that the projections noted above regarding the development projects will occur in the future. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments. Actual yields may also be lower if major expenses such as property taxes, labor and marketing, among others, are more than projected or if we are unable to obtain the projected rental rates for the project. See Risk Factors in Part 1 – Item 1 Business of our 2003 Annual Report on Form 10-K.

The following table summarizes our domestic development activity from 2002 to 2004 for the three month period ended June 30:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				9/30/2004	9/30/2003	9/30/2004	9/30/2003
Developments in 2004	7	$26.7	414,000	47%	—	$11.09	$—
Developments in 2003	14	74.2	842,000	62%	27%	11.81	7.13
Developments in 2002	14	73.5	872,000	79%	60%	12.19	10.73

Development total	35	$174.4	2,128,000	66%	47%	$11.90	$9.93

	(In thousands)		(In thousands)
	Revenue		NOI (after leasehold expenses)
	Three months ended,		Three months ended,
	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Developments in 2004	$591	$—	$(68)	$(9)
Developments in 2003	1,748	352	563	(338)
Developments in 2002	2,305	1,591	1,206	454

Development total	$4,644	$1,943	$1,701	$107

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the store has not been opened a full year.

In 2004, we opened seven new storage centers. Four facilities were opened in the first quarter in California, South Carolina, Michigan, and New Jersey; one facility in Washington was opened in the second quarter; and the two storage centers were opened in the third quarter in Pennsylvania and California.

The first of fourteen storage centers developed in 2003 was opened in March; the next three opened in the second quarter; seven were opened in the third quarter and the remaining three opened in the fourth quarter. The 2003 developments were open an average 14 months of operations. These storage centers had an occupancy rate of 64% at September 30, 2004 and at this stage are performing according to our projections.

The fourteen domestic storage centers we developed in 2002 as a group generated $1.2 million in NOI (after leasehold expenses) during the third quarter 2004, have been open an average of 27 months and had an average occupancy of 79% for the third quarter 2004. This represents a rent-up which is somewhat below our projections. This is attributable primarily to two storage centers that have been particularly slow to rent up that had occupancies at September 30, 2004 of 54% and 56%.

Domestic developments under construction

In addition to the operating properties discussed in Segment Performance, we have 5 properties under construction or pending construction. The following table summarizes the properties under construction as of September 30, 2004.

(dollars in thousands)	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of September 30, 2004
Developments Under Construction:

Construction in progress	1	4,074	3,977
Land purchased pending construction	4	26,190	8,995

Total	5	$30,264	$12,972

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

Included in construction in progress at September 30, 2004 is $8.0 million in costs related to ongoing capital improvement projects, $3.5 million for redevelopment of existing storage centers projects and $2.6 million in developments costs incurred on projects prior to commencement of construction.

European Operations

European Business Summary

European operations are conducted in Belgium, Sweden, France, the Netherlands, the United Kingdom, Denmark and Germany through Shurgard Self Storage SCA (Shurgard Europe).

Our ownership interest in Shurgard Europe was 87.23% as of September 30, 2004. The data included in the following discussion and tables reflect total European operations, not our pro rata percentage.

Shurgard Europe, which has tested the self storage product on European consumers since 1995, is now the largest owner and operator of self-storage facilities in Europe. European consumers tend to live in more crowded population densities and smaller living spaces than U.S. consumers which makes self storage an attractive option. The self storage industry is not well established in much of Europe, and we believe this presents Shurgard Europe with a significant growth opportunity for the foreseeable future. Although we are seeing other industry players entering the European markets, we believe that the supply being added to the market still leaves significant opportunity when compared to the overall size of the market. Shurgard Europe and its subsidiaries have established expansion plans that focus now in five regional markets: the Benelux region (which includes Belgium and the Netherlands), France, Scandinavia (including Sweden and Denmark), the United Kingdom, and more recently Germany.

In order to take advantage of these market opportunities, Shurgard Europe continues to expand in those countries. Although revenue is growing as the increasing portfolio of storage centers are continuing to rent-up, we anticipate this expansion will continue to produce losses for the next two to three years as financing costs, start up losses from the additional storage centers and overhead costs necessary to carry out the expansion plans will continue to exceed operating income. As further new development activity is currently being carried out through joint venture agreements, as described below, these losses should be offset by the revenue growth from Shurgard Europe’s own portfolio.

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

Summary of European Properties

	Shurgard Europe			First Shurgard and Second Shurgard			Shurope (3)
(dollars in millions)	Number of Open Prop- erties	Total Net Rentable Sq. Ft. (1)	Estimated Total Cost (1) (2)	Number of Open Prop- erties	Total Net Rentable Sq. Ft. (1)	Estimated Total Cost (1) (2)	Number of Open Prop- erties	Total Net Rentable Sq. Ft. (1)	Estimated Total Cost (1) (2)
Country:
Belgium	18	1,052,000	$80.4	—	—	$—	—	—	$—
Netherlands	23	1,247,000	127.7	6	301,000	34.5	—	—	—
Germany	—	—	—	8	422,000	55.0	—	—	—
France	24	1,294,000	139.2	7	372,000	43.0	—	—	—
Sweden	20	1,143,000	112.9	2	94,000	12.1	—	—	—
Denmark	4	215,000	27.0	2	102,000	15.4	—	—	—
United Kingdom	13	676,000	131.6	1	53,000	11.4	1	38,000	15.3

	102	5,627,000	$618.8	26	1,344,000	$171.4	1	38,000	$15.3

(1)	Total net rentable square feet and estimated total cost when all phases are complete.
(2)	The estimated total cost of these projects are reported in U.S. dollars translated at the September 30, 2004 exchange rate of $1.24 to the Euro.
(3)	In August 2004, we acquired a storage center in the United Kingdom through a wholly-owned European based subsidiary Shurope SA (Shurope). This store is operated by Shurgard Europe under a management agreement.

Shurgard Europe holds one property in the United Kingdom, which is intended to be transferred to First Shurgard once all the conditions are met.

European Same Store Operations

The definition for Same Store includes existing storage centers acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year; therefore, no properties from First Shurgard nor Second Shurgard are included in the Same Store portfolio. The following tables summarize the performance of the 72 European Same Store for the three months and nine months ended September 30, 2004 and 2003. The Same Store include properties located in all of the markets in which we operate with the exception of Germany as the first store in that market opened in 2003.

Three months ended September 30, 2004 annual comparison for European Same Store

			Percent change compared to prior year
	Number of Properties	Q3 2004 Average Occupancy	Occupancy	Rates	Revenue	NOI
Belgium	15	78.0%	1.8%	2.4%	4.3%	1.9%
Netherlands	15	70.3%	9.1%	3.6%	12.3%	0.0%
France	16	84.4%	9.0%	0.2%	9.5%	19.2%
Sweden	17	72.5%	6.7%	5.5%	11.2%	4.2%
Denmark	2	74.8%	12.0%	3.6%	18.4%	13.2%
United Kingdom	7	74.5%	5.9%	3.6%	9.3%	0.6%

Europe Totals	72	76.0%	6.5%	3.2%	9.6%	6.5%

European Same Store NOI Results (1)

	Three months ended September 30,
(in thousands except average rent)	2004	2003 (4)	% Change
Storage center operations revenue	$18,511	$16,889	9.6	% (a)
Operating expense:
Personnel expenses	2,597	2,264	14.7	% (b)
Real estate taxes	777	723	7.5	% (c)
Repairs and maintenance	720	507	42.0	% (d)
Marketing expense	941	820	14.8	% (e)
Utilities and phone expenses	402	390	3.1%
Store admin and other expenses	1,933	1,747	10.6%

Direct operating and real estate tax expense	7,370	6,451	14.2%

NOI	11,141	10,438	6.7%
Leasehold expense	397	348	14.1%

NOI after leasehold expense	10,744	10,090	6.5%
Indirect operating expense (2)	2,176	2,363	-7.9	% (f)

NOI after indirect operating and leasehold expense	$8,568	$7,727	10.9%

Avg. annual rent per sq. ft. (3)	$21.42	$20.76	3.2	% (a)
Avg. sq. ft. occupancy	76.0%	71.4%	6.4	% (a)
Total net rentable sq. ft.	4,078,000	4,078,000
No. of properties	72	72

	Nine months ended September 30,
(in thousands except average rent)	2004	2003 (4)	% Change
Storage center operations revenue	$53,550	$48,580	10.2	% (a)
Operating expense:
Personnel expenses	7,422	6,683	11.1	% (b)
Real estate taxes	2,426	2,256	7.5	% (c)
Repairs and maintenance	2,046	1,661	23.2	% (d)
Marketing expense	3,700	3,616	2.3	% (e)
Utilities and phone expenses	1,380	1,456	-5.2%
Store admin and other expenses	5,657	5,307	6.6%

Direct operating and real estate tax expense	22,631	20,979	7.9%

NOI	30,919	27,601	12.0%
Leasehold expense	1,194	1,123	6.3%

NOI after leasehold expense	29,725	26,478	12.3%
Indirect operating expense (2)	6,298	7,303	-13.8	% (f)

NOI after indirect operating and leasehold expense	$23,427	$19,175	22.2%

Avg. annual rent per sq. ft. (3)	$21.10	$20.81	1.4	% (a)
Avg. sq. ft. occupancy	74.4%	68.5%	8.6	% (a)
Total net rentable sq. ft.	4,078,000	4,078,000
No. of properties	72	72

(1)	Amounts for both years have been translated from local currencies to US dollars at a constant exchange rate using the average exchange rates of 2004 for the 2004 to 2003 comparison.

(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Indirect operating expenses do not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(4)	The 2003 results were unconsolidated in our Condensed Consolidated Financial Statements.

(a) The increase in revenue for the three and nine months ended September 30, 2004 over the prior year is primarily the result of increases in occupancy of 6.4% and 8.6%, respectively, combined with slightly improved average rental rates, mainly in the third quarter. The focus in Europe is on increasing the occupancy levels to levels comparable to the US portfolio, although there can be no assurance that occupancy will continue to experience similar increases in the future. France is the closest to achieving this goal and recorded an average occupancy of 84.4% in the third quarter 2004. The increase in occupancy is driven by store specific local marketing activity, tailored to needs of the local circumstances. In several markets an increase in quality of inquiries has been noted resulting in higher closing ratios. Furthermore, additional investments were made into the direct sales force, which is focused on business customers.

As a result of the above, revenue increased 9.6% when compared to the third quarter of 2003 translated at constant exchange rates. The revenue in US dollars, when translated at the applicable average period rates, increased by 19.7% due to a change in currency exchange rates in 2004 compared to 2003. For the first nine months of the year, revenue increased by 10.2% over the prior year, translated at constant exchange rates. The revenue in US dollars, when translated at the applicable average period rates, increased by 21.9% due to a change in currency exchange rates in the first nine months of 2004 compared to 2003.

(b) Increase in personnel expenses results from the addition of sales representatives in the field to improve business customers revenue. This has especially been the case in France where the additional presence in the storage centers resulted in a positive effect on occupancy.

(c) Real estate taxes are higher in 2004 as real estate tax expense in 2003 were reduced by tax reimbursements received in the United Kingdom.

(d) Repair and maintenance costs increased significantly in 2004 in Belgium, France, the Netherlands and the United Kingdom as we are accelerating our repair activities for our older European properties and are also making certain security enhancements.

(e) Marketing initiatives during the third quarter resulted in a 14.8 % increase compared to the third quarter of 2003. However, on a yearly basis marketing expenses increased only by 2.3%.

(f) The decrease in indirect operating expense allocated to Same Store is the result of spreading certain fixed costs over more storage centers as the European market expands.

The following tables present a reconciliation of the Same Store results translated to US dollars at constant exchange rate to Same Store results translated at average exchange rate for the three months and nine months ended September 30, 2003. Each of the categories presented are reconciled in Note T to our Condensed Consolidated Financial Statements.

(in thousands)	Same Store (1)	Exchange Difference	Total (2)
Three months ended September 30, 2003
Storage center operations revenue	$16,889	$(1,425)	$15,464
Direct operating and real estate tax expense	6,451	(543)	5,908

NOI	10,438	(882)	9,556
Indirect operating expense	2,363	(187)	2,176
Leasehold expense	348	(28)	320

NOI after indirect and leasehold expense	$7,727	$(667)	$7,060

(in thousands)	Same Stores (1)	Exchange Difference	Total (2)

Nine months ended September 30, 2003
Storage center operations revenue	$48,580	$(4,657)	$43,923
Direct operating and real estate tax expense	20,979	(2,027)	18,952

NOI	27,601	(2,630)	24,971
Indirect operating expense	7,303	(687)	6,616
Leasehold expense	1,123	(99)	1,024

NOI after indirect and leasehold expense	$19,175	$(1,844)	$17,331

(1)	Amounts are translated from local currencies to US dollars using the average exchange rate for the third quarter of 2004 for the purpose of comparison with the 2004 results.
(2)	Amounts are translated from local currencies to US dollars using the average exchange rate for the third quarter of 2003 for purpose of reconciliation with the 2003 Condensed Consolidated Financial Statements.

European New Store

Our definition of New Store, as shown in the table below, includes existing European developed properties that have not been operating a full two years as of January 1 of the current year. All but one of our European properties were developed. We acquired one self storage facility in Europe during the quarter ended September 30, 2004. The following table summarizes New Store operating performance as defined at September 30, 2004.

European New Store Results (1)

	Developments Three months ended September 30,		Acquisitions Three months ended September 30,		New Stores Three months ended September 30,
(dollars in thousands)	2004	2003 (3)	2004	2003 (3)	2004	2003 (3)
Storage center operations revenue	$7,707	$3,138	$147	$—	$7,854	$3,138
Operating expense:
Personnel expenses	1,975	1,216	64	—	2,039	1,216
Real estate taxes	544	277	7	—	551	277
Repairs and maintenance	457	175	2	—	459	175
Marketing expense	1,124	1,159	11	—	1,135	1,159
Utilities and phone expenses	385	159	—	—	385	159
Store admin and other expenses	1,471	700	21	—	1,492	700

Direct operating and real estate tax expense	5,956	3,686	105	—	6,061	3,686

NOI	1,751	(548)	42	—	1,793	(548)
Leasehold expense	125	67	—	—	125	67

NOI after leasehold expense	1,626	(615)	42	—	1,668	(615)
Indirect operating expense (2)	2,158	1,680	—	—	2,158	1,680

NOI after indirect operating and leasehold expense	$(532)	$(2,295)	$42	$—	$(490)	$(2,295)

Avg. sq. ft. occupancy	43%	18%	91%	0%	44%	18%
No. of properties	56	34	1	—	57	34

European New Store Results (1)

	Developments Nine months ended September 30,		Acquisitions Nine months ended September 30,		New Stores Nine months ended September 30,
(dollars in thousands)	2004	2003 (3)	2004	2003 (3)	2004	2003 (3)
Storage center operations revenue	$19,193	$6,721	$147	$—	$19,340	$6,721
Operating expense:
Personnel expenses	5,351	2,654	64	—	5,415	2,654
Real estate taxes	1,521	725	7	—	1,528	725
Repairs and maintenance	1,251	454	2	—	1,253	454
Marketing expense	4,178	2,686	11	—	4,189	2,686
Utilities and phone expenses	1,081	475	—	—	1,081	475
Store admin and other expenses	3,768	1,750	21	—	3,789	1,750

Direct operating and real estate tax expense	17,150	8,744	105	—	17,255	8,744

NOI	2,043	(2,023)	42	—	2,085	(2,023)
Leasehold expense	357	202	—	—	357	202

NOI after leasehold expense	1,686	(2,225)	42	—	1,728	(2,225)
Indirect operating expense (2)	5,741	4,375	—	—	5,741	4,375

NOI after indirect operating and leasehold expense	$(4,055)	$(6,600)	$42	$—	$(4,013)	$(6,600)

Avg. sq. ft. occupancy	36%	13%	91%	0%	37%	13%
No. of properties	56	34	1	—	57	34

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rates of 2004 for the 2004 to 2003 comparison.
(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Indirect operating expenses do not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.
(3)	The 2003 results were unconsolidated in our Condensed Consolidated Financial Statements.

In August 2004, we acquired a single property storage facility in the United Kingdom. This 38,000 net rentable square feet storage center was purchased for $14.6 million.

The following table presents a reconciliation of the New Store results translated at a constant exchange rate to New Store results translated at average exchange rate for the three months and nine months ended September 30, 2003. Each of the categories presented are reconciled in Note T to our Condensed Consolidated Financial Statements.

(in thousands)	New Store (1)	Exchange Difference	Total (2)
Three months ended September 30, 2003
Storage center operations revenue	$3,138	$(300)	$2,838
Direct operating and real estate tax expense	3,686	(303)	3,383

NOI	(548)	3	(545)
Indirect operating expense	1,680	(133)	1,547
Leasehold expense	67	(7)	60

NOI after indirect and leasehold expense	$(2,295)	$143	$(2,152)

(in thousands)	New Stores (1)	Exchange Difference	Total (2)
Nine months ended September 30, 2003
Storage center operations revenue	$6,721	$(638)	$6,083
Direct operating and real estate tax expense	8,744	(804)	7,940

NOI	(2,023)	166	(1,857)
Indirect operating expense	4,375	(387)	3,988
Leasehold expense	202	(22)	180

NOI after indirect and leasehold expense	$(6,600)	$575	$(6,025)

(1)	Amounts are translated from local currencies to US dollars using the average exchange rate for the respective period of 2004 for the purpose of comparison with the 2004 results.
(2)	Amounts are translated from local currencies to US dollars using the average exchange rate for the respective period of 2003 for purpose of reconciliation with the 2003 Condensed Consolidated Financial Statements.

The following table summarizes European developments (and one acquisition during the third quarter of 2004) opened through 2004 by country:

	Number of Prop- erties	(in millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2) (3)
				Three months ended,		Three months ended,
				9/30/2004	9/30/2003	9/30/2004	9/30/2003
Opened in 2004
Germany	3	$19.6	154,000	5.9%	—	$15.52	$—
France	1	5.4	54,000	3.7%	—	13.92	—
Denmark	1	7.1	50,000	27.2%	—	19.55	—
United Kingdom	2	19.7	78,000	48.4%	—	20.42	—

Total opened in 2004	7	$51.8	336,000	18.7%	—	$19.31	$—

Opened in 2003
Belgium	1	$3.3	45,000	59.1%	—	$14.43	$—
Netherlands	7	33.9	351,000	35.5%	1.0%	19.86	11.90
Germany	5	34.6	268,000	27.8%	0.5%	15.53	4.88
France	7	42.4	371,000	29.4%	3.5%	22.05	21.37
Sweden	2	11.3	94,000	38.5%	10.1%	18.19	12.75
Denmark	1	7.6	51,000	59.2%	12.9%	21.75	19.54
United Kingdom	3	32.1	149,000	41.0%	5.3%	40.14	37.67

Total opened in 2003	26	$165.2	1,329,000	34.8%	3.1%	$22.04	$20.87

Opened in 2002
Belgium	2	$7.1	101,000	47.0%	36.5%	$12.26	$11.90
Netherlands	7	37.0	368,000	50.3%	35.6%	18.56	18.33
France	7	42.4	376,000	63.3%	40.3%	19.64	20.49
Sweden	3	18.4	151,000	69.3%	44.8%	19.89	17.69
Denmark	2	14.1	106,000	65.1%	29.9%	21.48	21.01
United Kingdom	3	33.4	163,000	65.7%	32.4%	40.06	41.83

Total opened in 2002	24	$152.4	1,265,000	59.4%	37.3%	$22.02	$21.24

New Store Total	57	$369.4	2,930,000	43.5%	17.5%	$21.89	$21.21

Same store:
Opened in 2001
Belgium	1	$3.7	51,000	68.9%	54.9%	$15.26	$14.24
Netherlands	9	46.7	484,000	65.7%	56.6%	17.73	17.74
France	5	32.5	280,000	82.6%	70.6%	21.58	21.25
Sweden	6	32.5	315,000	70.9%	59.3%	17.97	16.98
Denmark	2	13.0	110,000	74.8%	66.8%	21.41	20.67
United Kingdom	2	21.0	102,000	63.3%	57.5%	41.26	41.98

Total opened in 2001	25	$149.4	1,342,000	71.1%	61.0%	$20.53	$20.29

Opened in 2000 and before
Belgium	14	$66.2	855,000	78.5%	77.9%	$15.57	$15.23
Netherlands	6	33.9	345,000	76.8%	75.4%	22.66	20.90
France	11	56.8	585,000	85.3%	80.8%	26.04	25.97
Sweden	11	61.4	677,000	73.2%	72.0%	20.75	19.57
United Kingdom	5	45.1	274,000	78.6%	75.1%	32.87	31.22

Total opened before 2001	47	$263.4	2,736,000	78.5%	76.5%	$21.81	$20.95

Same Store Total	72	$412.8	4,078,000	76.0%	71.4%	$21.42	$20.76

	(In thousands)		(In thousands)		(In thousands)
	Revenue (2)		Expense (2) (4) (Direct expenses only)		NOI (2) (after leasehold expenses)
	Three months ended,		Three months ended,		Three months ended,
	9/30/2004	9/30/2003	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Opened in 2004
Germany	$45	$—	$577	$—	$(532)	$—
France	11	—	140	—	(26)	—
Denmark	86	—	140	—	(54)	—
United Kingdom	212	—	186	—	26	—

Total opened in 2004	$354	$—	$1,043	$—	$(586)	$—

Opened in 2003
Belgium	$105	$—	$68	$53	$37	$(53)
Netherlands	659	14	591	156	17	(142)
Germany	317	2	456	450	(140)	(447)
France	703	89	674	287	(73)	(198)
Sweden	201	37	216	74	(22)	(37)
Denmark	184	41	104	230	79	(189)
United Kingdom	702	91	366	148	339	(57)

Total opened in 2003	$2,871	$274	$2,475	$1,398	$237	$(1,123)

Opened in 2002
Belgium	$157	$120	$145	$159	$12	$(39)
Netherlands	910	652	592	558	318	94
France	1,366	899	767	766	598	133
Sweden	592	355	294	225	288	119
Denmark	403	184	229	199	174	(15)
United Kingdom	1,201	654	516	381	627	216

Total opened in 2002	$4,629	$2,864	$2,543	$2,288	$2,017	$508

New Store Total	$7,854	$3,138	$6,061	$3,686	$1,668	$(615)

Same store:
Opened in 2001
Belgium	$149	$111	$58	$70	$92	$41
Netherlands	1,496	1,301	813	694	654	580
France	1,406	1,173	566	600	840	573
Sweden	1,169	940	582	467	577	464
Denmark	484	409	280	229	204	180
United Kingdom	739	699	312	288	427	411

Total opened in 2001	$5,443	$4,633	$2,611	$2,348	$2,794	$2,249

Opened in 2000 and before
Belgium	$2,884	$2,796	$994	$893	$1,890	$1,903
Netherlands	1,615	1,469	558	373	1,006	1,080
France	3,626	3,425	1,227	1,254	2,224	1,997
Sweden	2,942	2,757	1,145	945	1,664	1,689
United Kingdom	2,001	1,809	835	638	1,166	1,172

Total opened before 2001	$13,068	$12,256	$4,759	$4,103	$7,950	$7,841

Same Store Total	$18,511	$16,889	$7,370	$6,451	$10,744	$10,090

(1)	Total historical cost capitalized to storage centers since the store was acquired or developed. The costs are reported in U.S. dollars translated at the September 30, 2004 exchange rate of $1.24 to the Euro. Operating results (see note (2) below) are reported at the average exchange rate which was $1.22 to the Euro for the third quarter ended September 30, 2004. To the extent these exchange rates differ we believe it does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield.

(2)	The amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2004.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the store had not been opened a full year.

(4)	Expenses in some instances may include certain pre-opening costs.

The new storage centers are generally renting up in all markets. However, we are currently experiencing slower rent-up speed than originally anticipated, as outlined in the table above. This is in part due to the fact that some of our new stores have entered into competition with our older stores, thus temporarily diluting demand. In some markets we have instituted store level marketing plans along with focused marketing efforts which we believe are starting to generate positive results.

The 24 storage centers opened in 2002 have a total cost of $152.4 million as of September 30, 2004 and an estimated total cost at completing of $156.8 million and net rentable square feet of 1.3 million. The average occupancy at the end of September 2004 was 61.4% after an average of 24 months of operations. These storage centers generated $2.0 million of NOI after leasehold expense for the three months ended September 30, 2004, which represents 37% of their stabilized NOI at maturity. The current yield for these 24 storage centers (calculated as the third quarter 2004 annualized NOI after leasehold expenses, divided by the cost) was 5.4%.

The 25 storage centers opened in 2001 have an total cost of $149.4 million and net rentable square feet of 1.3 million. The average occupancy at the end of September 2004 was 71.8% after an average of 36 months of operations. These storage centers generated $2.8 million of NOI after leasehold expense for the three months ended September 30, 2004, which represents 55% of their stabilized NOI at maturity. The current yield for these 25 storage centers (calculated as the third quarter 2004 annualized NOI after leasehold expenses, divided by the cost) was 7.6%.

The 47 storage centers opened in 2000 and before have an total cost of $264.8 million and net rentable square feet of 2.7 million. The average occupancy at the end of September 2004 was 79.2% after an average of 63 months of operations. These storage centers generated $7.9 million of NOI after leasehold expense for the three months ended September 30, 2004, which represents 100% of their stabilized NOI at maturity. The current yield for these 47 storage centers (calculated as the third quarter 2004 annualized NOI after leasehold expenses, divided by the cost) was 12.3%.

European developments under construction

In addition to the above completed developments, Shurgard Europe currently has another six storage centers under construction.

The following table summarizes European development projects in progress at September 30, 2004. All storage centers under construction were being developed in Shurgard Europe’s joint ventures as of September 30, 2004.

	First Shurgard and Second Shurgard
(dollars in thousands)	Number of Projects	Estimated Completed Cost of Projects	Total Cost to Date as of September 30, 2004
Construction in Progress
Germany	1	$5,435	$3,206
France	3	17,284	12,470
Denmark	1	6,712	4,909
United Kingdom	1	10,224	4,657

	6	39,655	25,242
Land purchased pending construction	5	41,759	18,830

Total	11	$81,414	$44,072

(1)	The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See RISK FACTORS in Part I – Item 1 of our 2003 Annual report on Form 10-K.)

European Consolidated Statement of Income (See Note I to our Condensed Consolidated Financial Statements)

For the three and nine months ended September 30, 2003, and until the adoption of FIN 46R as of January 1, 2004, Shurgard Europe did not consolidate First Shurgard, which was organized in January 2003, and accounted for its investment under the equity method because our remaining partner maintains substantive and important approval rights relating to certain significant operating decisions. Upon adoption of FIN 46R as of January 1, 2004, Shurgard Europe began consolidating First Shurgard. Consequently, Shurgard Europe’s results of operations are not directly comparable to the same period in 2003. The following discussion reflects the total of Shurgard Europe’s operations for all periods discussed, not our pro rata percentage.

For presentation, the financial statements of Shurgard Europe have been translated into U.S. Dollars from Euros. The consolidated statements of operations have been converted at average rates of exchange for each period.

Shurgard Europe’s statements of operations were converted from Euros to U.S. Dollars at an average exchange rate of $1.23 to the Euro for the nine months ended September 30, 2004 and $1.11 to the Euro for the nine months ended September 30, 2003. For the three months ended September 30, 2004 the statement of operations were converted at $1.22 to the Euro compared to $1.13 to the Euro for the three months ended September 30, 2003. Accordingly, some portions of the changes discussed below are attributable to the different exchange rates used in the currency translations. Revenues and total expenses increased $4.9 million and $5.9 million, respectively, from the third quarter of 2003 to 2004, at each period’s average rate. At constant rates, using the 2004 average rate, the total increase in revenues and total expenses would be $3.0 million and $4.1 million, respectively, from 2003 to 2004. Revenues and total expenses increased $16.2 million and $14.8 million, respectively, from the first nine months of 2003 to 2004, at each period’s average rate. At constant rates, using the 2004 average rate the total increase in revenues and total expenses would have been $10.6 million and $8.6 million, respectively, from 2003 to 2004.

Storage Centers Operations Revenue: Storage centers operations revenue of $26.2 million and $72.7 million for the three and nine months ended September 30, 2004, respectively increased $8.1 million, or 45%, and $22.9 million, or 46%, compared to the same periods, respectively, in 2003 as a result of the increasing portfolio of stores in Europe, as well as increasing occupancy rates. Approximately, $1.6 million and $5.0 million of the increase is due to exchange rate variance in currency translation. Revenue performance is discussed more fully in SEGMENT PERFORMANCE.

Other revenue: For the three and nine months ended September 30, 2003, other revenue of $3.4 million and $6.9 million consisted primarily of $3.8 million and $7.4 million of development fee revenue paid by First Shurgard; fees from joint ventures are eliminated in consolidation in 2004. In the third quarter of 2004, Shurgard Europe recognized $0.2 million of development and management fees from Shurgard UK West London Ltd which owns a storage center wholly-owned by Shurgard and operated by Shurgard Europe. Such fees are eliminated upon consolidation with Shurgard.

Operating Expenses: Operating expenses of $18.9 million and $53.2 million for the three months and nine months ended September 30, 2004, respectively, increased $4.8 million or 34% and $11.1 million, or 26% compared to the same periods in 2003. Approximately $4.1 million and $1.2 million of this increase is due to exchange rate variation in currency translation for the three and nine months ended September 30, 2004. The increase in operating expense for the three months ended September 30, 2004 is affected by a $5.3 million increase in total store direct and indirect expense due to the growth of Shurgard Europe’s storage center portfolio. This increase was partially offset by a decrease in real estate development costs related to First Shurgard of $0.5 million. Real estate operating expenses are impacted by the adoption of FIN 46 in January 2004 as in 2003, the expenses relating to the development of First Shurgard sites were recognized in the Statements of Operations. The increase in operating expenses for the nine months ended September 30, 2004 is affected by a $14.5 million increase in total store direct and indirect expense due to the growth of Shurgard Europe’s store portfolio, partially offset by a $3.4 million decrease in real estate development costs related to First Shurgard incurred in the first nine months of 2004 as explained above.

Real Estate Taxes: Real estate taxes of $1.3 million and $3.9 million for the three and nine months ended September 30, 2004, respectively, increased $435,000, or 49% and $1.3 million, or 49%, compared to the same periods in 2003 due to the increasing number of storage centers and one-off tax credits received in 2003. For the three months and nine months ended September 30, 2004, approximately $76,000 and $277,000 of the increase is due to exchange rate variation in currency translation.

General, Administrative and Other: General, administrative and other expenses of $1.2 million remained stable for the three months ended September 30, 2004. However, at constant exchange rates, these expenses decreased by $138,000. General, administrative and other expenses of $4.4 million for the nine months ended September 30, 2004 increased by $700,000, or 19%, compared to the same period in 2003. Of this increase, $377,000 is due to the exchange rate variance in currency translation. The remaining $0.3 million of increase is primarily the result of higher legal fees, and increased personnel costs resulting from the strengthening of Shurgard Europe’s accounting function that started in the second half of 2003.

Interest expense: Interest and other charges consist primarily of interest on the senior credit facilities of Shurgard Europe, First Shurgard and Second Shurgard. Interest and other charges of $7.6 million and $19.4 million for the three and nine months ended September 30, 2004 increased by $1.7 million, or 30%, and $3.7 million, or 24%, compared to the same periods in 2003. Of this increase, $1.5 million and $505,000 was due to the exchange rate variance between the first nine months of 2003 and 2004 and between the third quarter of 2003 and 2004, respectively. The remaining increase resulted mainly from increased borrowings under First Shurgard’s senior credit facility, that was used to fund First Shurgard’s development activities as well as an increase in amortization of financing costs financing costs related to both First and Second Shurgard’s credit facility, as well as Shurgard Europe’s senior bridge facility. These increases in interest and other charges were offset by a $2.2 million and $7.8 million decrease in interest expenses on a subordinated loan from Recom for the three and nine months ended September 30, 2004, respectively, as result of the repayment of that loan in September 2003.

Unrealized Loss on Derivatives: The unrealized loss of $109,000 for the third quarter of 2004 and of $296,000 for the first nine months of 2004 are primarily due to the marking to market of a series of currency options maturing May 26, 2008 whereby First Shurgard has the right to purchase, for €15,000,000, U.S. Dollars at a fixed exchange rate.

Minority Interest: The minority interest of $9.5 million for the nine months ended September 30, 2004 relates to First Shurgard for $8.8 million and Second Shurgard for $0.7 million, in which Shurgard Europe holds a 20% ownership interest. First Shurgard has been consolidated with Shurgard Europe in 2004, but not in 2003. Second Shurgard has been consolidated since its inception. For the three months ended September 30, 2004, the minority interest was $3.6 million of which Second Shurgard accounted for $0.7 million.

Unrealized Foreign Exchange Gain ( Loss): The unrealized foreign exchange gain of $1.6 million for the three months ended September 30, 2004 and the $749,000 foreign exchange loss for the nine months ended September 30, 2004 relate primarily to the $61.3 million bonds with Shurgard. Because these bonds are denominated in U.S. Dollars and Shurgard Europe conducts business in Euros, variations in exchange rates result in unrealized gains or losses. Fluctuations result from the increase in the loan balance through 2003 and due to the exchange rate variances between the Euro and the US Dollar.

Income Taxes: Shurgard Europe is subject to income taxes in several of the jurisdictions in which it operates. It has paid no income taxes because it has incurred losses since its inception, but it has generated deferred tax assets. Because Shurgard Europe has been unable to demonstrate recoverability of such assets, it has recorded a valuation allowance offsetting these deferred tax assets. As of September 30, 2004, Shurgard Europe had deferred tax assets and offsetting valuation allowances of $65.2 million.

Cumulative Effect of Change in Accounting Principle: Upon implementation of FIN 46R, Shurgard Europe recorded a cumulative effect of change in accounting principle in the amount of $2.3 million due to the consolidation of First Shurgard and the resulting elimination of all intercompany profits from inception of First Shurgard in 2003. See Note B to our Condensed Consolidated Financial Statements.

OWNERSHIP AND LEASING ARRANGEMENTS

We have various ownership and leasing arrangements with respect to properties included in our Domestic and European Same Store and New Store portfolios. The table below includes information as of and for the nine months ended September 30, 2004 that identifies the proportion of Same Store and New Store results attributable to each of these various arrangements. The following tables include 100% of the cost, operating results for the nine months ended September 30, 2004 and other information presented regardless of our percentage ownership interest in that property. Each of the categories presented is discussed in greater detail in sections following the table and are reconciled in Note T to our Condensed Consolidated Financial Statements.

(in thousands except for number of properties)	No. of Properties	Net Rentable Square Feet	Gross Book Value	Revenue	NOI	Lease Expense
Same Store
Wholly owned or leased (1)	312	20,115	$1,149,109	$168,597	$114,832	$1,906
Development financing joint venture (2)	17	1,063	79,021	9,559	6,053	571
European consolidated subsidiary (3)	72	4,078	412,784	53,550	30,919	1,194
Domestic consolidated joint ventures (4)	83	5,940	269,376	37,983	24,858	117

Total Same Store	484	31,196	$1,910,290	$269,689	$176,662	$3,788

New Store
Wholly owned or leased (1)	41	2,680	220,805	17,292	7,898	311
European consolidated subsidiary (3)	56	2,892	355,356	19,193	2,042	357
Domestic consolidated joint ventures (5)	14	881	67,850	4,602	1,992	—
Properties under leasing arrangements (6)	3	211	10,049	1,067	344	—

Total New Store	114	6,664	$654,060	$42,154	$12,276	$668

(1)	Includes owned and leased properties in which we have a 100% interest. The new store amount includes one wholly - owned European property.

(2)	Includes properties developed by CCP/Shurgard Venture, LLC (CCP/Shurgard) that are included in our Condensed Consolidated Financial Statements. There were mortgage notes payable attributable to these properties of $48.9 million as of September 30, 2004.

(3)	Includes properties developed under Shurgard Europe in which we hold an 87.23% interest and properties developed under First Shurgard and Second Shurgard in which we hold a 17.4% interest. There were mortgage notes payable of $3.8 million on these properties as of September 30, 2004. Our pro-rata share in these storage centers is approximately 55.5% and 87.23% for New Store and Same Store, respectively.

(4)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. There were mortgage notes payable of $155.2 million on these properties as of September 30, 2004. Our pro-rata share in these storage centers is approximately 79%.

(5)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. Our pro-rata share in these storage centers is approximately 71%.

(6)	Three storage centers are operated through a leasing arrangement with a California developer for which the storage centers assets are consolidated in our financial statements but not the store operations.

Wholly Owned or Leased

Substantially all of our storage centers are owned directly or through wholly owned subsidiaries. Additionally, as of September 30, 2004, we operate 15 domestic and 18 European properties that are subject to land or building leases.

Development Financing Joint Ventures

In May 2000, we formed a joint venture, CCP/Shurgard Venture, LLC (CCP/Shurgard), with an affiliate of JP Morgan Partners CCPRE-Storage, LLC (CCPRE). Under this joint venture agreement, we constructed storage centers financed through the use of cash flows provided by operations and our line of credit and, upon completion, contributed those storage centers to the joint venture. At the time of contribution, we were reimbursed to the extent our historical cost plus negative cash flow prior to the transfer exceeded our pro rata portion of required equity (calculated as total required funding less amounts provided from financial institutions multiplied by our ownership percentage). Our partner had the right to cause the joint venture to put those storage centers to us at a calculated purchase price defined in the joint venture agreement. We have continuing involvement with this joint venture and do not recognize the contribution of the storage centers as a transfer in ownership for financial reporting purposes. We account for this joint venture as a financing arrangement and, as such, recognize all activities related to those properties in our financial statements. The storage centers, mortgage notes payable, and other related assets and liabilities of the joint ventures are included in our Condensed Consolidated Balance Sheets, and the related revenue and expenses of these properties are included in our Condensed Consolidated Statements of Net Income. Additionally, we recognize a participation rights liability for the estimated fair value of CCPRE’s share of the joint venture based on the best evidence available to us. The discount is amortized as a component of interest expense over the estimated term of the related agreements. Changes in the estimated fair value of the participation rights and related discount are recognized prospectively over the remaining term of the agreements.

In September 2003, CCPRE exercised its right to have the joint venture put five properties to us. In March 2004 we gave notice of our intention to acquire one of the properties subject to the offer for $4.4 million and declined to purchase the remaining four properties at the put price. As we relinquished all rights to the properties when we declined to purchase them and because we account for this joint venture as a financing arrangement, we ceased to consolidate these four properties and the related debt of $17.4 million in March 2004.

On June 25, 2004 we entered into a purchase and sale agreement with CCPRE to purchase CCPRE’s 80% membership interest in CCP/Shurgard, which holds 17 properties and also the four properties we declined to purchase earlier. Assuming the terms and conditions are met the transaction will take place on or before December 15, 2004 at a purchase price of approximately $46 million. As of September 30, 2004 we had made a down payment of $4.6 million on the purchase price that is included in other assets on our Condensed Consolidated Balance Sheet.

Shurgard Europe

From April 2003 through July 2004, we increased our direct and indirect ownership interest in Shurgard Europe from 7.57% to 87.23% through a series of transactions from April through December. In June of 2003, we became the primary beneficiary of Shurgard Europe and upon implementation of FASB Interpretation No. 46R as of January 1, 2004 we started consolidating Shurgard Europe.

Consolidated Joint Ventures

We develop and operate properties with various partners through joint ventures in which we have ownership interests ranging from 38% to 99%. One of these partners manages jointly and wholly-owned properties in Florida pursuant to an Affiliation and Development Agreement and a Management Services Agreement. We have notified our partner under provisions of our affiliation Agreement that we intend to assume management of these 29 properties commencing January 1, 2005.

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

The following table sets forth the calculation of FFO in accordance with the NAREIT definition.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Net income	$18,153	$12,466	$38,655	$34,630
Real estate depreciation and amortization (1)	18,932	13,099	55,548	38,214
Real estate depreciation and amortization from unconsolidated joint ventures and subsidiaries	—	3,957	—	4,901
Gain on sale of operating properties	(4,472)	(530)	(16,386)	(530)
Cumulative effect of change in accounting principle	—	—	2,339	—

FFO	32,613	28,992	80,156	77,215
Preferred distribution	(2,975)	(2,974)	(8,923)	(8,922)

FFO attributable to common shareholders	$29,638	$26,018	$71,233	$68,293

(1)	Excludes depreciation related to non-real estate assets, and our minority partners’ share of depreciation and amortization of our consolidated joint ventures.

FFO attributable to common shareholders for the three months ended September 30, 2004 increased over FFO attributable to common shareholders for the same period in 2003 by $3.6 million and $2.9 million for the three and nine month periods ended September 30, 2004, respectively, compared to the same time frame in 2003. As previously discussed, this increase reflects the impact of the consolidation of a higher percentage of Shurgard Europe and of increased General and Administrative and other expenses which affected primarily the first quarter FFO.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2004, we invested $41.0 million in domestic acquisitions, development, expansion and other corporate capital expenditures and $8.0 million in capital improvements to our existing portfolio. We invested $76.8 million in Europe for development, expansion and capital expenditures. The majority of our developments in Europe are done through First Shurgard and Second Shurgard and are financed at approximately 80% by our joint venture partner.

As of February 27, 2004 we acquired the remaining limited partner’s interests in Shurgard Institutional Fund L.P. (Institutional I) for $2.5 million and increased our share of ownership interest in this entity from 92.6% to 99%.

In April 2004, the Board of Directors of Shurgard approved the exercise of our option to purchase the remaining shares of Recom owned by E-Parco for €4.3 million ($5.3 million as of July 2, 2004) plus forgiveness of a €2.0 million ($2.4 million as of July 2, 2004) loan including accrued interest from July, 2003.

In June 2004, we acquired a single property storage facility through a 74% owned consolidated subsidiary, Shurgard/Morningstar Storage Centers, LLC. We financed this $6.3 million acquisition with a mortgage note collateralized by the property.

In August, 2004, we acquired a single property storage facility in the United Kingdom, through a wholly-owned consolidated European based subsidiary, Shurope SA (Shurope). We financed this $14.6 million acquisition with proceeds from our domestic line of credit and by issuing Euro denominated bonds to Shurope.

We believe our lines of credit provide us with the necessary liquidity and financial flexibility to fund our short term borrowing needs, respond to market opportunities and to execute our current business plan.

Domestically, we have a $360 million line of credit that matures in February 2005. Borrowings under this line of credit were $240 million at September 30, 2004. In April 2004, we entered into a new unsecured credit agreement to borrow an additional $100 million at an interest rate of 125 basis points over LIBOR or the prime rate at our option (2.91% as of September 30, 2004). The facility was provided by a sub-group of our existing bank group and was fully underwritten by our agent bank. The facility contains various covenants that are consistent with our $360 million revolving credit facility and matures in February 2005. We used draws on this loan to repay $50 million notes that matured in April 2004 and to reduce the draws on our line of credit.

As of September 30, 2004 our consolidated subsidiary, Shurgard Europe, had a bridge credit agreement denominated in Euros to borrow up to €310 million ($385.0 million as of September 30, 2004). This revolving credit facility was to mature in December 2004, bore interest at a rate of 200 basis points over EURIBOR and was collateralized by mortgages on substantially all of Shurgard Europe’s storage centers and certain other assets of Shurgard Europe. The bridge credit facility is subject to customary banking covenants. As of September 30, 2004, this credit facility was collateralized by assets with a net book value of €409.0 million ($507.8 million as of September 30, 2004.) In October, Shurgard Europe completed a €325 million bond offering and proceeds were partially used to repay this facility, see further discussion of this financing transaction below.

In July 2004, Second Shurgard obtained a debt facility of €140 million ($173.8 million as of September 30, 2004) with Royal Bank of Scotland. This facility matures in July 2009, with a one year extension option subject to meeting certain covenants and is due in full at maturity with a prepayment option at anytime. This facility bears interest at a rate of 2.25 basis points over EURIBOR (4.3% as of September 30, 2004)) until we achieve an interest coverage of 1.75 at which time the margin will be reduced to 1.50 basis point. As of September 30, 2004, we had drawn $4.3 million on this credit facility that was collateralized by assets with a net book value of $21.4 million. The Shurgard Europe, First Shurgard and Second Shurgard credit agreements are non-recourse to the Company.

On October 15, 2004 Self Storage Securitization B.V. (Issuer), issued €325 million ($403.6 million) in floating rate investment grade bonds. The notes are collateralized by 101 storage centers wholly-owned by Shurgard Europe that had a net book value of €426.5 million ($529.6 million as of September 30, 2004) and contain various financial covenants. The notes are due on October 1, 2011. The notes are structured in three tranches, with a weighted average interest rate of 51 basis point over EURIBOR. The Issuer of the bonds then loaned the proceeds to Shurgard Europe on a fixed rate basis, and has entered into an interest rate swap and interest rate cap agreements in order to hedge its interest rate exposure and fix interest rate through October 2011 at 4.98% and to cap the interest rate on an amortizing balance between the expected and legal maturity. The proceeds will be partially used for the repayment of Shurgard Europe’s bridge credit agreement of €310 million. Additionally, on October 15, 2004 Shurgard Europe secured a €30 million senior credit facility available in the event of a liquidity shortfall through the legal maturity of the Bonds.

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

RELATED PARTY TRANSACTIONS

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe, of which we own 87.23% as of September 30, 2004. Pursuant to the subscription agreement, Shurgard Europe had the ability to issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $55 million with an additional $20 million that can be drawn by First Shurgard only in a potential event of a default on the five year debt facility between First Shurgard and a group of commercial banks. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. Any bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at any time prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement with Shurgard Europe entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $20 million entitles us to a commitment fee of 2% of the $20 million. Prior to the consolidation of Shurgard Europe these fees were being recognized in income using the effective interest method over the extended term of the bonds. As of December 31, 2003, $55.3 million of U.S. dollar denominated bonds had been issued to us under this commitment including $6.0 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included on our Condensed Consolidated Balance Sheets in notes receivable affiliate as of December 31, 2003 and the related income and fees are included in our Condensed Consolidated Statements of Income in interest income other, net for the period ended September 30, 2003. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in interest income and other and therefore the impact of interest is eliminated in the Condensed Consolidated Statements of Net Income as of September 30, 2003.

On July 8, 2003, we loaned €1.9 million ($2,151,940 based on exchange rates as of July 8, 2003, which rates were applied in all the amounts listed below) to E-Parco, a Belgian company which is owned by certain employees of Shurgard Europe. E-Parco had an indirect ownership interest in Shurgard Europe through Recom, a Belgian company and Shurgard subsidiary. The proceeds of this loan were used by E-Parco to repurchase its shares from Mr. Grant, an officer of the Company, and certain former employees of Shurgard Europe. Mr. Grant received €1.2 million ($1,359,120) for his shares and €0.7 million ($792,820) was paid to the former employees. The purchase price for the E-Parco shares was based on recent third party sales transactions for interests in Shurgard Europe. As partial consideration for the loan, E-Parco granted Shurgard an option to purchase its 377 Recom shares for €4.3 million ($5.3 million on July, 2 2004) plus forgiveness of the loan including accrued interest. We exercised the option on June 1, 2004 and closed the purchase of E-Parco shares on July 2, 2004. Since July 2, 2004, we have been the sole shareholder of Recom. The purchase increased our total share of Shurgard Europe to 87.23%.

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

Goodwill: We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate. To determine if there is impairment we compare the carrying value of goodwill and our storage centers assets to the estimated fair market value of our Same Store portfolio. We use common industry methods to assess the value of our portfolio and we estimate future cash flows based on the storage centers’ net operating income and current market capitalization rates.

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

Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk

Our variable rate debt indexed on LIBOR or on Prime rates increased from $345.8 million December 31, 2003 to $383.0 million as of September 30, 2004. (See Part 1 – Item 7A in our 2003 Annual Report on Form 10-K.) Additionally, we have $555.9 million of consolidated debt, denominated in Euro, indexed on EURIBOR as of September 30, 2004 that we did not have as of December 31, 2003, see Note D and Note E to our Condensed Consolidated Financial Statements. As of September 30, 2004, we had interest rate caps with strike rates of 4% on EURIBOR on $109.2 million of our Euro denominated debt. Approximately, $400 million of this variable rate debt has been fixed as of October 15, 2004 as a result of securitization discussed earlier (see Note V to the consolidated financial statements).

Part I, Item 4: Controls and Procedures

In May 2004, management and our recently appointed independent registered public accountants reported to our Audit Committee certain matters involving internal controls that our independent registered public accountants considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. We agree with our independent registered public accountants’ classification of the matters as reportable conditions. During the process of re-auditing our 2001 and 2002 financial statements and auditing our 2003 financial statements, the independent registered public accountants identified a number of financial statement adjustments that they believed were indicative of ineffective monitoring and oversight within the accounting and reporting functions. The financial statement adjustments identified included the restatement of prior periods’ financial results for errors related to, among other things, the application of generally accepted accounting principles in the consolidation of certain joint ventures, the accounting for certain properties in tax retention operating leases and the recognition of deferred tax assets. However, the adjustments were not the result of the discovery of any new facts or information relating to the transactions affected, but rather due to the discovery of accounting errors and the reassessment of the proper application of generally accepted accounting principles.

Our independent registered public accountants concluded that the circumstances described above reflected deficiencies in the internal control structure of the Company, which, in the aggregate, they considered to be a material weakness, as defined in AU 325, Communication of Internal Control Related Matters Noted in an Audit, of the Professional Standards established by the American Institute of Certified Public Accountants. We responded to our independent registered public accountants on each of the points raised in their report and agreed to address each of the deficiencies.

Furthermore, in connection with its preparation of the financial statements for the three and six months period ended June 30, 2004, the Company identified an error in its previously issued financial statements for the period ended March 31, 2004 and has restated certain amounts in the Form 10-Q/A for the period ended March 31, 2004 filed with the Securities and Exchange Commission on August 13, 2004.

The Company’s management, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and interim Chief Accounting Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that were in effect as of September 30, 2004. Based on that evaluation the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and interim Chief Accounting Officer concluded that, as of that date, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules. The basis for this determination was that, although the Company has made significant progress in addressing the internal control deficiencies described above, the Company has yet to complete its efforts to eliminate those deficiencies. Consequently, additional review, evaluation and oversight were required on the part of Company management, during the course of the preparation of this Form 10-Q for the Quarter Ended September 30, 2004 to ensure such internal control deficiencies were adequately compensated for.

The deficiencies in the internal control structure have been discussed among management, our independent registered public accountants, our Audit Committee and our Board of Directors. We have undertaken a company-wide project to identify, document, test and remediate weaknesses or deficiencies in our internal control procedures under the direction of our Director of Internal Audit with the assistance of outside consultants. We have undertaken these efforts in order to prepare for management’s assessment of our internal control over financial reporting, as required under SEC rules adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to those requirements, management is required to assess the effectiveness of our internal control over financial reporting as of December 31, 2004 and to prepare a report for inclusion with our annual report on Form 10-K for the year ending December 31, 2004 regarding management’s assessment. In addition, SEC rules require that our independent registered public accountants report on management’s assessment of the effectiveness of our internal control over financial reporting and report on the effectiveness of our internal control over financial reporting as of December 31, 2004.

In our efforts to prepare for the requirements established pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and to correct the deficiencies that were identified in connection with our previous audits we have undertaken the following:

•	established a Section 404 Steering Committee consisting of members of management which meets on a weekly basis to monitor our progress and report regularly to our Audit Committee on the status of this project;

•	established written policies and procedures designed to enhance control and reporting procedures for our management, accounting and financial reporting staff;

•	continued to evaluate potential improvements to the Company’s accounting and management information systems;

•	increased the training of our corporate and accounting staff to ensure proper documentation of transactions, accounting issues, judgments made in the evaluation of applicable authoritative guidance, and completion of necessary review procedures and to heighten awareness among corporate and accounting personnel of generally accepted accounting principles;

•	continued to add additional qualified staff in our accounting and financial reporting functions;

•	appointed an interim Chief Financial Officer (the Company’s President) in January 2004 and re-assigned the former Chief Financial Officer to other responsibilities;

•	appointed an interim Chief Accounting Officer in January 2004 with substantial public company finance and accounting experience;

•	hired a Chief Information Officer in January 2004 to oversee our business information technology group;

•	appointed to the Board and the Audit Committee in January 2004 an additional financial expert who has more than 25 years of audit experience with a nationally recognized auditing firm;

•	engaged in mid-2003, a management consulting firm specializing in internal control documentation and testing, to review the Company’s financial controls and compliance policies;

•	hired additional accounting staff beginning in mid- 2003 and continuing into 2004, which individuals have experience in financial reporting;

•	hired a Director of Internal Audit in May 2004;

•	hired a Chief Financial Officer designee in May 2004 who succeeded to the position in September 2004;

•	hired a Corporate Controller in October 2004; and

•	engaged a nationally recognized law firm to conduct a review of our corporate governance, including our compliance with recent regulations arising out of the Sarbanes-Oxley Act of 2002.

We face challenges with respect to the impending deadline for management’s assessment of our internal control over financial reporting, including the availability of sufficient personnel to complete all aspects of the project. Due to the significant commitment of company time and resources required in connection with the engagement of new independent registered public accountants in January 2004, the re-auditing of our 2001 and 2002 financial statements, the auditing of our 2003 financial statements, and the late filing of our Annual Report on Form 10-K for 2003, management’s assessment of our internal control system which we commenced initially in mid-2003 has been substantially delayed. We believe that we have made substantial progress in addressing our previously identified internal control deficiencies and that ultimately our actions will be sufficient to fully remediate the identified deficiencies. Moreover, we have made substantial progress in completing the processes and procedures involved in preparing for management’s assessment of the effectiveness of our internal control over financial reporting and our independent registered public accountants’ attestation and report on that assessment. However, management currently believes that we may not have sufficient time and resources to effectively complete the Section 404 compliance requirements for both our United States and Europe operations in time for management to be able to complete its assessment to conclude that our internal control over financial reporting at December 31, 2004 is effective, or to enable our independent registered public accountants to complete their attestation procedures. In addition, we have identified internal control deficiencies that require remediation, including certain of the matters described above. Although the evaluation of such deficiencies is ongoing, management believes that certain of the identified deficiencies could represent material weaknesses (as defined under the Public Companies’ Auditing Oversight Board Auditing Standard No. 2) that may not be fully remediated prior to December 31, 2004.

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

Part II, Item 2: Sale of Unregistered Securities and Change in Securities and Use of Proceeds

On September 30, 2003, we issued 3,050,000 Class A common shares, with a market value of $89.5 million, as consideration for the purchase of 19 storage centers located in Minnesota under the name of Minnesota Mini Storage. The shares issued in the transaction were not registered under the Securities Act in reliance on an exemption from the registration requirements of the Securities Act. We filed a registration statement to register the resale of the shares issued in the acquisition, subsequent to the end of the third quarter 2003. That registration statement ceased to be effective as of March 30, 2004. On September 16, 2004 we terminated our Registration Rights agreement with the holders of the shares in connection with the settlement of claims related to our obligations under the Registration Rights Agreement. On September 20, 2004 we issued 50,000 Class A common shares, with a market value of $1.9 million of additional consideration for the purchase of the Minnesota Mini-Storage storage centers acquired on June 30, 2003.

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

	Domestic		European		Total
	Number of Properties	Net Rentable Square Feet	Number of Properties	Net Rentable Square Feet	Number of Properties	Net Rentable Square Feet
100% owned or leased	352	22,757,000	1	38,000	353	22,795,000
Partially owned or leased, consolidated	114	7,884,000	128	6,970,000	242	14,854,000
Properties under leasing arrangements	3	211,000	—	—	3	211,000
Fee managed	28	1,665,000	—	—	28	1,665,000

	497	32,517,000	129	7,008,000	626	39,525,000

Part II, Item 6: Exhibits

Exhibit 10.44 – Settlement Agreement and Mutual release with respect to a certain Amended and Restated Agreement and Plan of Merger dated as of June 30, 2003 between Shurgard Storage Centers, Inc. and Schwalbach, Stotesbery and certain other entities affiliated with Schwalbach and Stotesbery and the Registration Rights Agreement and with the Merger Agreement, dated as of June 30, 2003, entered into among Shurgard Storage Centers, Inc. and the Schwalbach and Stotesbery Entities, dated September 16, 2004.

Exhibit 10.45 – Addendum No. 4 to the Joint Venture Agreement of 8 October 1999 dated September, 2003 between Shurgard Storage Centers, Inc., SSC Benelux, Inc., Shurope Storage S.A., Recom & Co, S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., Fremont SE (G.P.) II Ventures, L.L.C., Fremont SE (L.P.) II Ventures, L.L.C., Fremont Investors, Inc., and Shurgard Self Storage SCA dated as of June 7, 2004.

Exhibit 10.46 – Amendment No. 3 dated October 14, 2004 to the Subscription Agreement Dated May 27, 2002 with Respect to Securities Issued by Shurgard Self Storage SCA.

Exhibit 31.1 – Chief Executive Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Chief Financial Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3 – President, Chief Operating Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Chief Executive Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Chief Financial Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3 – President. Chief Operating Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: November 9, 2004	By:	/s/ Devasis Ghose
Devasis Ghose
Chief Financial Officer,
Duly Authorized Officer and Principal Financial Officer