Form 10-K
period 2004-12-31
SHURGARD STORAGE CENTERS INC
filed 2005-03-29
CIK 906933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock, as of June 30, 2004: $1,663,202,258

Class A Common Stock, par value $.001 per share, outstanding as of March 1, 2005: 46,649,730 shares

Documents incorporated by reference:    Portions of the registrant definitive proxy statement for the 2005 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I

Item 1—Business

Overview

This annual report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology. These statements are only predictions. Forward-looking statements are inherently uncertain. Our actual results may differ significantly from our expectations due to uncertainties, including the risk that:

•	changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives, may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent up of newly developed properties;

•	new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover or scheduling problems with contractors, subcontractors or suppliers;

•	we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses;

•	tax law changes may change the taxability of future income;

•	increases in interest rates may increase the cost of refinancing long term debt;

•	our alternatives for funding our business plan may be impaired by economic uncertainty due to the impact of war or terrorism;

•	Shurgard Self Storage SCA, our European joint venture in which we hold an 87.23% ownership interest and which we refer to as Shurgard Europe, may be adversely affected if it is unable to complete funding of its development joint ventures and maintain compliance with its debt covenants; and

•	we may be adversely affected by legislation or changes in regulations.

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

Shurgard Storage Centers, Inc. (we, our, the Company or Shurgard) is an equity real estate investment trust, or REIT, that develops, acquires, invests in, operates and manages self storage centers and related operations in the United States and Europe. Our self storage centers offer easily accessible storage space for personal and business uses. We are one of the largest owners and operators of self storage centers in the United States and the largest owner in Europe. As of December 31, 2004, we operated a network of 633 storage centers containing approximately 40 million net rentable square feet located throughout the United States and in Europe.

We were incorporated in Delaware on July 23, 1993 and began operations through the consolidation on March 1, 1994 of 17 publicly held real estate limited partnerships that were sponsored by Shurgard Incorporated. Shurgard Incorporated together with its predecessors have operated a self storage business since 1972. On March 24, 1995, Shurgard Incorporated merged with and into Shurgard Storage Centers, Inc. and we became self-administered and self-managed. In May 1997, we reincorporated in the state of Washington. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that we continue to qualify as a REIT, we will not be subject to U.S. federal and state income tax, with certain limited exceptions, on the taxable income that is distributed to our shareholders.

Our investment objective is to increase shareholder value through:

•	continued improvement in the performance of our portfolio as measured by year over year increases in net operating income (NOI);

•	acquisition of additional self storage properties;

•	development of new storage centers;

•	redevelopment or expansion of selected properties, and

•	sales of properties when we believe market conditions warrant or where a property no longer fits in our strategic plans.

We believe our access to capital, the geographic diversification of our portfolio, and operating economies of scale will enhance our ability to achieve this objective. A summary of revenues, consolidated NOI and total assets for each of our segments for the years ended December 31, 2004, 2003 and 2002 is set forth in Note 23 to our consolidated financial statements included elsewhere in this report and is incorporated by reference.

Business Strategy

Our mission is to become the global leader in storage products and services and to ensure satisfaction and value for our customers through security, quality and innovation. Our strategy in the United States and Europe involves an emphasis on customer service and satisfaction, portfolio management, storage center development and acquisitions and property management systems.

Customer Service and Satisfaction

Our customer service and satisfaction strategy focused on training and developing store employees, locating our stores in convenient, easy to access locations, providing security for our self storage centers and devoting resources to grow our self storage business and to promote the Shurgard brand.

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

Convenient and Secure Storage Centers.    Our storage centers are easily accessible, offer a range of storage products and services for customer convenience and emphasize security and product quality. We believe our strategy of offering high-quality, convenient storage centers strengthens our Shurgard brand image, attracts and retains customers and enables us to achieve and maintain premium rents.

•	Store Location and Hours. Our storage centers are generally located in major metropolitan areas along retail and high-traffic corridors for easy customer access and often have significant road frontage for high visibility. Although hours vary from storage center to storage center, customers can generally access their individual units between 6 a.m. and 9 p.m. seven days a week.

•	One-Stop Convenience and Services. Most of our storage centers have retail services and offer a range of storage products and ancillary services, including supplies such as packing materials, locks and boxes, as well as services such as storage center tenant insurance referrals, moving company referrals and truck rentals that we believe conveniently and efficiently address customers’ storage needs. In addition, a number of our storage centers offer temperature-controlled storage space.

•	Property Security. We use a variety of measures at our storage centers, as appropriate, to enhance security. Such measures may include, among others, on-site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, individual unit alarms, fencing and lighting. We assign each customer a designated personal identification number for use in connection with a computerized gate access system. Each access is automatically logged into a computer database. In addition to those discussed directly above, we have developed and plan to continue to improve our package of security controls, including software, video and interactive communication.

•	Capital Expenditures and Maintenance. We invest capital to improve our properties consistent with our commitment to maintain attractive and secure self storage centers, which enables us to pursue a premium pricing strategy. In addition, capital expenditures for consistent signage and color scheme among our properties strengthen our brand image.

Marketing and Sales.    We train storage center managers in fundamental sales and customer service skills to elicit customer needs and turn prospects into customers. We also have a national sales and customer service center in the United States to field telephone calls from current and prospective customers. Employees at our U.S. sales center are able to lease space at the storage center most convenient to the customer. We have implemented additional sales and marketing programs to broaden our distribution channels, such as a website for our enhanced e-commerce business, business directed marketing and an expanded direct sales force in selected markets.

•	Market Research. We maintain an extensive market research database on our primary markets and closely track occupancy levels, rental rates and other operational data for competing self storage properties within these markets. We have conducted focus group research and telephone surveys, and use customer comment cards to identify the primary considerations in customers’ self storage choices and satisfaction so that we can better attract and service customers.

•	Market Share. We employ various means to increase our share of specific self storage markets. We place prominent advertisements in the yellow pages and seek to promote customer awareness of our storage centers through highly visible storage center locations, site signage and architectural features. We locate our storage centers along retail and high-traffic corridors, usually with significant road frontage to increase visibility. We build a distinctive “lighthouse” office on most newly developed storage centers to distinguish us from competitors and to increase customer awareness of the Shurgard brand. We promote our 24-hour toll free sales and customer service center number and website in our advertising, marketing materials and site signage.

Portfolio Management.    Our portfolio management strategy is to increase cash flow by achieving the highest rental rate structure consistent with strong occupancy rates, cost containment, improved operating leverage and expansion of our existing storage centers.

Revenue Optimization.    We seek to optimize our revenue by achieving the highest rental rate structure for our storage centers, and high levels of occupancy, through the use of teams of storage center employees and district managers who are trained and authorized to change rental rates based on their analysis of demand and availability at a particular storage center. Market personnel regularly evaluate their properties’ rental rates, based on unit demand and unit availability, and can quickly change marginal rental rates to ensure that revenue is optimized.

Cost Containment and Improved Operating Leverage.    We seek to increase cash flow by carefully containing operating expenses. For example, we closely monitor our real estate tax assessments, appealing such assessments as appropriate, and engage consultants to manage certain utility costs. In addition, as we increase the number of properties in our targeted markets, we achieve economies of scale because we can do so without incurring significant incremental overhead expense. We believe that our management and operational procedures, which can be implemented over a large number of properties, enable us to add new properties quickly and with little disruption to our operations.

Strategic Expansions.    We seek to increase revenue by building additional rentable storage space at suitable storage centers either through on-site expansion or acquisition of property adjacent to existing storage centers. We typically receive higher incremental returns on these investments, because resulting revenue increases are achieved with little increase in fixed operating costs.

Economies of Scale.    We will continue to focus our growth in markets where we are already present so that we improve the efficiency of our support system and achieve economies of scale.

Development and Acquisitions

Our external growth strategy is to develop new, high-quality self storage properties and to acquire additional self storage properties that meet, or can be upgraded to meet our standards. In general, we plan to develop or acquire new properties or acquire existing properties primarily in our existing markets and in new markets that create economies of scale for our current network of storage centers. In most markets, we seek to own at least 15 storage centers in order to realize operating and marketing efficiencies and increase brand awareness. We believe that the experience of our management team in developing and acquiring self storage properties strengthens our ability to pursue our external growth strategy.

We rely on our market personnel to target areas in which to develop new, redevelop existing or acquire existing storage centers. We have developed comprehensive market expansion plans for each of our target markets, including those in Europe, and use these plans as the basis for selecting new storage center locations and acquisition targets. The market expansion plans use a demographic analysis of an area along with an evaluation of competitors’ locations, rates and product quality to determine the optimum number and location of new storage centers.

Development.    We believe that several factors favor our development strategy:

•	Development Expertise. We have substantial real estate development, construction management and project design expertise that has been developed over the past 30 years. Along with our predecessor companies, we developed more than a third of the properties we currently own, lease or manage, and, since 1972, we have maintained an internal development staff. We have built over 130 storage centers in Europe using our locally based internal development staff.

•	Strategic Site Selection. To obtain the best storage center locations, we target sites for development in urban areas and retail areas that often require rezoning and other complex development measures. We believe that the difficulties of developing storage properties in such urban areas may discourage competitors from locating nearby and, as a result, enable us to operate in underserved areas. This in turn enables us to charge higher rental rates.

•	Focus on Quality and Brand Image. We have greater control of quality and brand image by developing our own self storage properties. This enables us to focus on high construction quality and standards and a consistent and inviting building design. We believe our focus on quality and consistency will enable us to obtain repeat business, to further strengthen awareness of the Shurgard brand and to maintain premium prices and differentiate us from our competitors.

Redevelopments.    Our management teams constantly review our existing portfolio of stores to identify areas of underperformance or underutilization of our real estate. This review process evaluates all aspects of the property and related local market conditions in order to identify new investment opportunities through redevelopment. Redevelopment projects may include upgrading storage space by converting it to be temperature controlled, expansions, office modernization and other improvements to the storage centers outlook and features. All redevelopment proposals are subjected to the same investment underwriting analysis and return expectations as we have for new developments.

Acquisitions.    We also selectively acquire high-quality operating properties that are consistent with our business plan. Acquisitions allow us to spread overhead and certain management, marketing and advertising costs over a greater number of revenue-producing assets. As a result, we can achieve increasing economies of scale with each new property acquired. We complete a thorough analysis of each property that we intend to acquire, including, but not limited to, a review of capital expenditures that will be required for the property to meet our standards. In addition to adding high-quality properties, we look for high-quality portfolios of properties that would establish a market presence for us in a new market.

Joint Venture Investments.    Our joint venture strategy is important as it allows us to partner with experienced self storage developers in domestic markets in which we otherwise lack a significant presence, to share the development and rent-up risk of new developments, which expand our brand through the use of our partners’ capital, and to access cost effective capital for expansion and growth.

Property Management Systems

We have integrated property management systems and procedures for marketing, advertising, leasing, operations and security of properties and the management of on-site personnel. In both the United States and Europe, our computerized management information systems link our corporate offices with each storage center. We use proprietary software that facilitates financial statement and budget preparations, allows the daily exchange of information with our corporate office and manages detailed information with respect to the tenant mix, demographics, occupancy levels, rental rates, revenue optimization, payroll and other information relating to each storage center. Additionally, we use network-based email, accounting, and consolidation software packages that aid in the compilation and dissemination of information from and to our storage centers. Software integration enables our national sales center, commercial accounts department and our corporate employees to have access to storage center information. In the United States, we are developing significant upgrades to our property management software that we expect will improve management information and increase effectiveness in compiling information and disseminating it to our storage centers.

Third Party Management

We also manage, under the Shurgard name, self storage properties owned by others that meet our quality standards. Management of such properties enables us to spread the cost of our overhead across a greater number of properties. Additionally, it allows us to expand our presence in the markets in which we operate, to offer customers a broader geographic selection of self storage properties to suit their needs and to establish relationships with property owners that may lead to future acquisitions. Management fees that we earn are not qualifying income for REIT qualification purposes. Accordingly, we closely monitor the level of these activities to ensure our continued qualification as a REIT.

Capital Strategy

We seek to maintain a strong, flexible capital structure with a corporate strategy of:

•	maintaining a moderate level of leverage consistent with an investment grade bond rating

•	maintaining a consistent dividend policy

•	extending and laddering our debt maturities

•	mitigating our exposure to interest rate risk

•	maintaining appropriate liquidity

We believe these strategies will continue to enable us to maintain an unsecured credit rating and allow us to access a broad array of capital sources, including bank or institutional borrowings, secured and unsecured debt and private and public equity financings.

In order to mitigate our currency and interest rate risk, we contract with financial institutions for derivative products that help us manage this exposure. Our investment policy prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange or interest rates if unrelated to capital borrowed or invested by us.

We have maintained consistent dividend growth. We paid dividends of $2.19 per Share of Common Stock in 2004, representing a 24% increase from the annualized rate in 1994, the year we became a public company. Additionally, we have paid 44 consecutive quarterly dividends. However, there can be no assurance of future dividend payments.

We have and may continue to enter into joint ventures, partnerships and limited liability companies as an alternative method to investing directly in real estate. Our decision whether to hold a property directly or indirectly is based on a variety of facts and considerations, including:

•	our ability to enter into a new market and establish a long term relationship with an existing self storage operator/developer

•	our desire to diversify our capital sources based on product type and risk

•	the economic and tax considerations of the partner or seller

•	our desire to preserve our capital resources to maintain liquidity or balance sheet strength

Substantially all of these joint ventures, partnerships and limited liability companies use secured mortgage financing for a portion of their overall capitalization, which may affect our ability to maintain high credit ratings.

We have and will continue to seek opportunities to issue our common equity in exchange for self storage and other real estate investments where and when appropriate. Future issuance will depend upon market conditions at the time including the market price of our equity securities.

Seasonality

Our revenues are impacted by rental patterns of our customers, and as a result, we do not generate revenues evenly throughout the year. We experience peak occupancy by our customers during the spring and summer, which results in higher revenues for our second and third fiscal quarters relative to our first and fourth fiscal quarters.

Employees

As of December 31, 2004, Shurgard had approximately 2,000 employees. None of our employees in the United States are covered by a collective bargaining agreement. Two countries in Europe have employees represented through an internal collective bargaining council. We believe that our relations with our employees are good.

Regulation

Environmental Regulations

We are subject to federal, state, local and foreign environmental regulations that apply to the ownership, management and development of real property, including regulations affecting both the construction and operation of self storage properties.

Generally, in assessing potential acquisition targets, developing properties and constructing improvements, we use environmental consultants to advise us of any recognized environmental concerns with respect to the property. If any such areas are identified, development and construction are planned in conformance with applicable environmental and land-use requirements. The principal laws in the United States that could affect us are the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. Foreign, state and local governments have also adopted separate but similar environmental laws and regulations that vary from country to country, state to state and locality to locality.

Under various federal, state, local and foreign laws, and ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws may impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner’s ability to sell the property or to borrow using the property as collateral and may cause the owner or manager of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could cause the owner or manager to incur substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

We have not been notified by any governmental authority of any current, material environmental noncompliance, claim or liability in connection with any of the properties we own or manage, except for one property in St. Louis discussed below. We have not been notified of any current claims for personal injury or property damage by a private party in connection with environmental conditions at any of the properties we own or manage. We obtained a Phase I environmental assessment report prepared by an independent environmental consultant for the properties we own in the United States, and similar environmental reports for properties we own in Europe.

In 1995, we notified the Missouri Department of Natural Resources (MDNR) of elevated levels of hydrocarbons found in groundwater monitoring wells on a property in St. Louis, Missouri that we had been monitoring in accordance with a work plan approved by the MDNR. In 1998, a quarterly monitoring report revealed continued contamination in the groundwater samples. The MDNR notified us that it would continue requiring quarterly groundwater monitoring. During 1999, at the MDNR’s request, with the help of an environment consultant, we developed a work plan to address the MDNR’s question regarding whether on-site contamination might be spreading to adjacent properties. The work plan encompasses a broader scope of monitoring, including installation of four additional monitoring wells on adjacent properties. The work plan required on-going monitoring through April 2003, when the MDNR indicated that based on test results, on-going testing was no longer required. In 2004, Missouri adopted a new program that required us to conduct additional testing on this site. Our proposed plan to address the new program was approved by the MDNR and initial testing has been completed. The results have been presented to MDNR; however, MDNR has yet to determine whether testing is complete, more testing or remediation is required, or if the test results provide a basis for no further action letter. Based on the results of the testing the MDNR may require identification of the location of the groundwater contamination and construction of a system to remediate the problem.

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

•	future laws, ordinances or regulations will not impose any material environmental liability;

•	the current environmental condition of our owned or managed properties will not be affected by the condition of properties in the vicinity of such properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us; or

•	tenants will not violate their leases by introducing hazardous or toxic substances into our owned or managed properties that could expose us to liability under federal, state, local or foreign environmental laws.

Risk Factors

The following factors are risks associated with our business:

Real Estate Investment Risks

We have significant real estate holdings that can be difficult to sell in unfavorable economic conditions and that can have unpredictable decreases in value.    Our primary business involves owning real estate-related assets and operating self storage centers in the United States and Europe. Real estate investments can be difficult to sell, especially when economic conditions are unfavorable. This makes it difficult for us to diversify our investment portfolio and to limit our risk when economic conditions change. Decreases in market rents, negative tax, real estate and zoning law changes, and changes in environmental protection laws may also increase our costs, lower the value of our investments and decrease our income, which would adversely affect our business, financial condition, operating results and cash flows.

Our real estate development and acquisition activities can result in unforeseen liabilities and increases in costs.    Real estate development involves risks in addition to those involved in owning and operating existing properties. For example, we must hire contractors or subcontractors to develop our properties. Problems can develop with these relationships, including contract and labor disputes and unforeseen property conditions that require additional work and construction delays. These problems can increase construction and other costs and delay the date when tenants can occupy the property and pay us rent. Properties that we acquire may not meet our performance expectations, including projected occupancy and rental rates, and we may have overpaid for acquisitions. Failure of our properties to perform as expected or the cost of unforeseen significant capital improvements could decrease our cash flow. We may also have underestimated the cost of improvements needed for us to market a property effectively, requiring us to pay more to complete a project. If a number of these events were to occur, our business, financial condition, operating results and cash flows would be adversely affected.

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

Our occupancy rates may decline if we are unable to compete successfully against other companies in the self storage industry.    We face intense competition in every U.S. market in which our storage centers are located and to a lesser extent in Europe. Our competitors include national, regional and many local self storage operators and developers. Entry into the self storage business by acquiring existing properties is relatively easy for persons or entities with the required initial capital. Competition may increase if available funds for investment in real estate increase. Some of our competitors may have more resources than we do, including better access to financing, greater cash reserves and less demanding rules governing distributions to shareholders. Some competitors may have lower prices, better locations, better services or other advantages. Local market conditions will play a significant part in how competition affects us; additional competition has lowered occupancy levels and rental revenue of our self storage properties in specific markets from time to time. For example, from 2003 to 2004, occupancy of our properties declined in the Chicago market resulting in decreased revenue of $51,000. If our occupancy rates or rental revenues decline, our business, financial condition, operating results and cash flows will be adversely affected.

We would have great difficulty acquiring or developing properties without access to financing.    In order to acquire and develop properties, we need access to financing sources. Currently, we finance acquisitions and development of properties through our existing credit facilities. Fluctuations in market conditions or in our operating results may cause us to violate the covenants of these existing credit facilities. If we cannot access our existing financing sources, we may need to obtain equity and/or alternative debt financing in order to continue to acquire and develop properties. If we obtain financing by issuing additional capital stock, we could further dilute the ownership of our existing shareholders. If we attempt to obtain financing by entering into alternative debt financing, we might not be able to obtain financing at reasonable interest rates, or at all. The inability to acquire and develop properties would have a material, adverse effect on our future business, financial condition, operating results and cash flows.

We face risks due to our investments through joint ventures.    We invest and may continue to invest in properties through joint ventures. We often share control over the operations of the joint venture assets. Therefore, these investments may, under certain circumstances involve risks such as the possibility that our partner in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with ours, or be in a position to take action contrary to our instructions or requests or our policies or objectives. Although we generally seek to maintain a sufficient level of control of any joint venture to permit our objectives to be achieved, we may be unable to take action without the approval of our joint venture partners or our joint venture partners could take actions binding on the joint venture without our consent. A significant loss on these investments could have a material, adverse effect on our future business, financial condition, operating results and cash flows.

We face possible liability for environmental cleanup costs and damages for contamination related to our properties.    Because we own and operate real property, various federal, state, local and foreign laws (including European Union requirements) might impose liability on us for the costs of removal or remediation of various hazardous substances released on, from or in our property. The principal U.S. federal laws that could affect us are the Resource Conservation and Recovery Act and the Comprehensive Environmental Response Compensation, and Liability Act. Foreign, state and local governments have also adopted separate but similar environmental laws and regulations that vary from country to country, state to state and locality to locality. These laws may impose liability whether or not we knew of or caused the release.

Some of our properties were used for commercial activities involving matters regulated under environmental laws before we acquired them. We obtain environmental assessment reports on the properties we acquire, own or operate as we deem appropriate. However, the environmental assessments that we have undertaken might not have revealed all potential environmental liabilities or claims for such liabilities. The presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially adversely affect our ability to use or sell the property, or to use the property as collateral for borrowing, and may cause us to incur substantial remediation or compliance costs. In addition, if hazardous substances are located on or released from one of our properties, we could incur substantial liabilities through a private party personal injury claim, a claim by an adjacent property owner for property damage or a claim by a governmental entity for other damages. This liability may be imposed on us under environmental laws or common law principles. It is also possible that future enacted, amended or reinterpreted laws, ordinances or regulations will impose material environmental liability on us, that the current environmental conditions of properties we own or operate will be affected by other properties in the vicinity or by the actions of third parties unrelated to us or that our tenants will violate their leases by introducing hazardous or toxic substances into the properties we own or manage and expose us to liability under federal, state, local or foreign environmental laws or otherwise engage in activities that could expose us to such liabilities. The costs of defending these claims, conducting this environmental remediation, resolving liabilities caused by tenants or third parties or responding to such changed conditions could materially adversely affect our financial condition, operating results and cash flows.

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

If property taxes increase, our earnings and cash flows could decline.    Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our property values are assessed or reassessed by tax authorities. Depending on local market conditions, we may not be able to offset the tax increases through increases in rents or other income, which may adversely affect our business, financial condition, operating results and cash flows.

We face potential underinsured losses on our investments.    We maintain title insurance on all of our U.S. properties and other property-related insurance on all of our U.S. and European properties. We exercise discretion in determining amounts, coverage limits and deductibility provisions of title, casualty and other insurance relating to our properties, taking into account the appraised or estimated value of the property in each case to obtain appropriate insurance coverage at a reasonable cost and on suitable terms. We currently carry the following insurance coverage:

•	commercial general liability insurance for our U.S. properties, covering up to an aggregate of $50,000,000, and subject to deductibles of $50,000 or $10,000 per occurrence depending on the circumstances;

•	commercial general liability insurance for our European properties, covering up to an aggregate amount ranging from €1 million ($1.4 million as of December 31, 2004) to €6 million ($8.2 million as of December 31, 2004), and subject to deductibles ranging from € 0 to €375 ($510 as of December 31, 2004) per occurrence, depending on the country in which the property is located;

•	property insurance for our U.S. properties, covering up to an aggregate of $50,000,000, with deductibles of $20,000 per occurrence for general damages depending on the property, deductibles ranging from $25,000 to $1,000,000 per occurrence in the case of flood damage depending on the circumstances of the flood, a minimum deductible of the greater of 5% of the property value or $100,000 per occurrence in the case of damages due to named wind storms depending on the state in which the property is located, and a minimum deductible of $250,000 per occurrence for earthquake damages depending on the state in which the property is located; earthquake deductible for California and Washington is 5% of property value or $250,000, whichever is greater;

•	property insurance for our European properties, covering up to an aggregate amount ranging from €50 million ($68.0 million as of December 31, 2004) to €88.9 million ($120.9 million as of December 31, 2004), and subject to deductibles ranging from €857 ($1,169 as of December 31, 2004) to €612,000 ($832,000 as of December 31, 2004) per occurrence, depending on the country in which the property is located;

•	boiler & machinery insurance for our U.S. properties, covering up to $50,000,000 of direct damages with a $20,000 deductible per occurrence;

•	terrorism insurance on our U.S. properties, covering up to an aggregate amount of $50,000,000 subject to deductibles ranging from $10,000 to $20,000 per occurrence, depending on the location of the property; and

•	terrorism insurance on our properties in Belgium, France, the Netherlands, Denmark, and the United Kingdom, covering up to an aggregate amount in each country ranging from €8 million ($10.9 million as of December 31, 2004) to €88.9 million ($120.9 million as of December 31, 2004) or for full value in some countries, and subject to deductibles ranging from €1,365 ($1,856 as of December 31, 2004) to €612,000 ($832,000 as of December 31, 2004) per occurrence, depending on the country in which the property is located.

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

Terrorist attacks and the possibility of armed conflict may have an adverse effect on our business, financial condition, operating results and cash flows and could decrease the value of our assets.    Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, or the recent war with Iraq, could have a material adverse effect on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or any of the European countries in which we operate. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our ability to achieve our expected results. Further, we may not have sufficient insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide, or are required by our lenders, to obtain such terrorism coverage, the cost for the insurance may be significant in relationship to the risk covered. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy or relevant foreign economies could similarly have a material adverse effect on our business, financial condition, operating results and cash flows. Finally, further terrorist acts could cause the United States or other countries where we operate to enter into armed conflict, which could further impact our business, financial condition, operating results and cash flows.

International Operations

We have significant international operations that carry additional risks.    We invest in, and conduct, operations outside the United States. With our increased investment and ownership position in Shurgard Europe, we face increased exposure to risks related to Shurgard Europe’s operations. The inherent risks that we face in international business operations include, but are not limited to:

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

Our European operations have not been profitable to date and may not become profitable.    New and recently developed self storage centers require a significant amount of start-up capital and generally take a considerable amount of time to complete the rent-up period. During the early stage of the rent-up period, properties are not profitable. Because over 45% of the European properties in which we have an investment have been developed since January 1, 2002 and are still undergoing rent-up, many of these properties, and therefore our European operations in general, have not been profitable. Also our expansion efforts may require more funding than we currently anticipate, and we will need to generate significant additional revenue once the rent-up period is achieved, before we will be able to sustain or increase profitability. We cannot assure you that these properties, or other properties that Shurgard Europe and its development joint ventures acquire and develop, will become profitable even after the rent-up periods. The failure of Shurgard Europe’s operations to become profitable would have a material adverse effect on our business, financial condition, operating results and cash flows.

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

We cannot assure you that we will be successful in implementing our strategy or overcoming these challenges or other problems encountered with our European operations, some of which may be beyond our control.

We do not have sole operating control over Shurgard Europe.    We hold a combined indirect and direct 87.23% ownership interest in Shurgard Europe as of December 31, 2004. Private equity funds managed by Fremont Realty Capital, which we refer to as Fremont, currently hold the remaining 12.77% ownership interest. Under the joint venture agreement governing Shurgard Europe, substantially all of the major decisions of Shurgard Europe require both our approval and the approval of Fremont, notwithstanding the difference in ownership positions. These decisions include among other things, the disposition and acquisition of assets, entry into new markets, approval of the annual business plan and financing arrangements and the hiring of key executives As a result, we may not be able to pursue business opportunities that we consider beneficial to Shurgard Europe if Fremont does not vote in favor of these actions.

The Shurgard Europe joint venture agreement provides that if, by December 31, 2004, Fremont did not have an opportunity to liquidate its interest through an initial public offering or a sale of its ownership interest, it could initiate steps to retain an investment bank to value Shurgard Europe, at which time we would have a preemptive right to purchase Fremont’s ownership interest at that value. As of March 2005, we were in negotiations with Fremont to acquire their interest. There can be no assurance at this time that our negotiations will reach a successful conclusion. There may be adverse consequences if we are unable to reach a successful conclusion to acquire Fremont’s interest. If we do not purchase Fremont’s interest, certain procedures under the joint venture agreement could lead to an initial public offering or to the sale of Shurgard Europe or its assets. Fremont’s interest in Shurgard Europe is subject to a right of first refusal. We are subject to other restrictions on the transfer and sale of our ownership interest in Shurgard Europe. The operation of these provisions could continue to affect our ownership interest in, and the structure of, our European investment.

Risks Relating to Qualification and Operation as a REIT

We might lose our REIT status and incur significant tax liabilities.    We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (Code), commencing with our taxable year ended December 31, 1994. So long as we meet the requirements under the Code for qualification as a REIT each year, we can deduct dividends paid to our shareholders when calculating our taxable income. For us to qualify as a REIT, we must meet detailed technical requirements, including income, asset, distribution and stock ownership tests, under several Code provisions that have not been extensively interpreted by judges or administrative officers. In addition, we do not control the determination of all factual matters and circumstances that affect our ability to qualify as a REIT. New legislation, regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to REIT qualification or the federal income tax consequences of such qualification. We believe that we are organized so that we qualify as a REIT under the Code and that we have operated and will continue to operate so that we continue to qualify. However, we cannot guarantee that we will qualify as a REIT in any given year because:

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

We may pay taxes even if we continue to qualify as a REIT.    Even if we continue to qualify as a REIT, we are required to pay some federal, state, local and foreign taxes on our income and our property. For example, Shurgard TRS, Inc. and certain of our other corporate subsidiaries have elected to be treated as taxable REIT subsidiaries. We will be subject to a 100% penalty tax on payments we receive from these subsidiaries if the economic arrangements between the REIT and the taxable subsidiaries are not comparable to similar arrangements between unrelated third parties. In addition, all of our European subsidiaries are subject to local taxation. We also could be subject to tax in the event we, among other things:

•	sell property that is considered to be held for sale to customers in the ordinary course of our trade or business (for example, inventory) for federal income tax purposes;

•	fail to satisfy certain distribution rules, as described below.

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

All of our real estate investments in Europe, with the exception of one facility, are held indirectly through partnerships and joint venture arrangements. If we are unable to effectively control these indirect investments, or if they result in significant liabilities that were undisclosed at the time we entered into them, our business, financial condition, operating results and cash flows may be materially adversely affected.

Financing Risks

Inability to access the capital markets could delay or adversely affect execution of our business plan.    Due to the delay in filing our annual report on Form 10-K for 2003 and our quarterly report on Form 10-Q for the first quarter 2004, we are currently not eligible to access capital markets to raise equity or debt using a short-form registration statement on Form S-3. Instead we would be required to use a long-form registration statement on Form S-11, which may mean delays in registering additional securities for sale. In addition, we may face delays in applying to register our securities should the SEC conclude that our failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 renders this filing incomplete.

We have a substantial amount of debt outstanding and will continue to have significant interest payments. Our substantial debt may:

•	require us to dedicate a substantial portion of our cash flow from operations to make payment on our debt, thereby reducing funds available for operations, future business opportunities and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates;

•	place us at a disadvantage compared to our competitors that have less debt.

Market interest rates may negatively affect the price of our debt securities, preferred stock and common stock and increase our interest costs.    Annual yields on other financial instruments might exceed the yield from our interest payments, preferred stock dividends or common stock distributions. This could lower the market price of our debt securities, preferred stock or common stock and make it more difficult for us to raise capital. As of December 31, 2004 we had approximately $1.05 billion, and may incur more, of indebtedness that bears variable interest rates. We seek to mitigate this risk by entering into interest rate swaps and interest rate caps.

Covenants in our debt agreements could limit our activities.    Our unsecured senior notes and our unsecured line of credit contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our credit facilities under our European joint ventures contain financial covenants based on the operating performance of our storage centers. Our continued ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under the applicable debt agreement, which could allow the lenders or other debt holders under the applicable debt to declare all borrowings outstanding to be due and payable and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. If the amounts outstanding under our credit facility or other debt were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full money owed to the lenders or to our other debt holders.

We may not be able to repay our debt financing obligations.    We might not have sufficient net cash flow from our operations to meet required payments of principal and interest under our loans. As a result, we might not be able to refinance the existing debt on our properties or might have to enter into credit terms that are less favorable than the terms of our existing debt. If we cannot generate sufficient cash from our operations to meet our debt service and repayment obligations, we may need to reduce or delay capital expenditures, the development of our business generally and any acquisitions. In addition, we may need to refinance our debt, obtain additional financing or sell assets, which we may not be able to do on commercially reasonable terms, or at all.

We have identified material weaknesses in our internal control.    As discussed in Item 9A and Status of Management’s Report on Internal Control over Financial Reporting below, management was unable to complete its assessment of our internal control over financial reporting by the filing deadline, and in the process of conducting this assessment to date, we have identified a number of control deficiencies that are characterized as “material weaknesses.” Management intends to complete its assessment of our internal control over financial reporting, and we intend to institute new processes and controls to remediate the deficiencies, but there can be no assurance that management will complete the assessment, or that we will completely remediate our deficiencies and material weaknesses such that management will be able to conclude that our internal control over financial reporting is effective and our independent registered public accounting firm will be able to express an opinion on the effectiveness of our internal control over financial reporting for the years ended December 31, 2004 or 2005.

Other Risks

The Jobs and Growth Tax Relief Reconciliation Act of 2003 may adversely affect the value of our common stock.    On May 28, 2003, President Bush signed the Jobs and Growth Tax Relief and Reconciliation Act of 2003 into law, which provides favorable income tax rates for certain corporate dividends received by individuals through December 31, 2008. Under this law, REIT dividends are not eligible for the preferential capital gain rates applicable to dividends unless the dividends are attributable to income that has been subject to corporate-level tax. As a result, substantially all of the distributions paid on our shares are not expected to qualify for such lower rates. This new law could cause stock in non-REIT corporations to be more attractive to investors than stock in REITs, which may negatively affect the value of, and the market for, our common stock.

Other Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (SEC). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, we make copies of these documents (other than exhibits) available to the public free of charge through our website at www.shurgard.com or by contacting our Secretary at our principal offices, which are located at 1155 Valley Street, Suite 400, Seattle, Washington 98109, telephone number (206) 624-8100.

In addition Shurgard’s corporate governance guidelines, director independence criteria, committee charters, codes of conduct and ethics, and other documents setting forth our corporate governance practices can be accessed in the “Corporate Governance” section of Shurgard’s web site at http://investorrelations.shurgard.com or by writing to Shurgard’s Investor Relations department at our address set forth above.

Item 2—Properties

As of December 31, 2004, we operated a network of 633 storage centers and two business parks located throughout the United States and in Europe. Of these properties, we own or lease, directly and through our subsidiaries and joint ventures, 610 properties containing approximately 38.5 million net rentable square feet and manage 23 properties containing approximately 1.3 million rentable square feet for third parties.

Of the 610 properties:

•	we owned or leased 475 U.S. properties in 21 states containing approximately 31.2 million rentable square feet including 99 properties in which we hold joint venture interests ranging from 38% to 99%

•	we owned or leased 135 properties in seven European countries containing approximately 7.3 million rentable square feet.

Description and Utilization of Properties

Our self storage properties are designed to offer accessible storage space for personal and business use. Individuals typically rent one or more units in self storage properties for storage of personal belongings such as furniture, appliances, boats and other household and recreational goods. Businesses typically rent space for storage of business property such as equipment, products, seasonal goods, records and fixtures. We believe that it is desirable to have commercial customers because they tend to rent larger units, stay for longer terms and are reliable payers. Based on surveys of our customers, we estimate that commercial users account for approximately 25% of our total customer base in the United States and Europe.

Our self storage properties are divided into a number of self-enclosed rental units that generally range in size from approximately 25 to 900 square feet. Many properties have uncovered storage outside the buildings for parking motor vehicles, boats, campers and other similar items suitable for outside storage. Additionally, a number of our properties include temperature-controlled storage units for which we typically charge a premium.

Customers of self storage properties are generally responsible for delivering and retrieving their goods. Many leased spaces can be accessed directly by automobile or truck, but some properties, in particular the multistory buildings, have separate loading docks and elevators available for delivery and retrieval of stored goods. The leasing, maintenance and operation of our storage centers are the responsibility of our storage center managers.

Although our storage centers range considerably in size, most domestic properties consist of one or more single-story buildings. The smallest storage center has approximately 20,000 net rentable square feet, while the largest storage center has approximately 280,000 net rentable square feet. The properties generally are constructed with concrete block or tilt-up concrete panels, with steel columns or pre-cast concrete columns that rest on concrete footings and slabs, and have built-up tar roofs or pitched truss roofs with shingles or standing seam metal roofs. The interior walls are generally constructed with metal studs and partitions or other construction materials that are secure but readily movable. The parking areas and driveways are generally asphalt or concrete. All storage centers have fencing, floodlights and electronic gates.

In some cases, multistory buildings have been converted into self storage properties. In addition, similar multistory buildings for self storage have been constructed in dense urban areas where land costs, zoning and other development considerations make it impractical or undesirable to construct single-story buildings.

Rental of Storage Units:  Storage units are usually rented on a month-to-month basis. Based on our most recent evaluation of customer move-outs for the year ended December 31, 2004, the average rental period for a tenant is approximately 11 months. This average is comprised of the rental periods of business tenants, whose average stay approximates 17 months, and those of residential customers, whose average stay approximates 10 months. Rental rates vary substantially depending on the size of the storage space, the property location, the quality of the property and the proximity of competition.

Other Properties:  Shurgard owns two business parks located near Tacoma, Washington and Burke, Virginia. The business parks were built in 1979 and 1984, respectively, and they contain an aggregate of approximately 158,000 net rentable square feet.

Location of Properties

The following table sets forth the geographic dispersion of our self storage properties as of December 31, 2004.

	Number of Properties as of December 31, 2004	Percentage of 2004 Store Revenue (1)
California	52	12.3%
Washington	54	9.4%
Texas	65	9.1%
Virginia	35	5.8%
Florida	29	5.7%
North Carolina	34	4.1%
Michigan	27	3.7%
Arizona	23	3.3%
Minnesota	19	3.3%
New York	11	3.1%
Illinois	23	3.0%
Georgia	18	2.7%
Oregon	13	2.1%
Maryland	11	1.5%
South Carolina	15	1.5%
Indiana	13	1.4%
Tennessee	10	1.1%
Other domestic	23	2.9%

Domestic Total	475	76.0%

France	34	6.4%
Netherlands	29	4.3%
Sweden	22	4.6%
Belgium	18	3.1%
United Kingdom	16	4.3%
Germany	9	0.3%
Denmark	7	1.0%

Europe Total	135	24.0%

Total	610	100.0%

(1)	Revenue includes revenue of all storage centers we actively operate regardless of ownership interest in the property and whether the storage center is owned by an entity that is consolidated in our financial statements.

Ownership and Leasing Arrangements of Properties

We evaluate the performance of our real estate assets in two categories: Same Store and New Store (see definition in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— SEGMENT ANALYSIS). Same Store includes storage centers and business parks that were acquired prior to January 1 of the prior year and developed properties that have been operating for at least two full years as of January 1 of the current year. New Store represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. We evaluate all storage centers on the same basis regardless of ownership interest in the property. We believe NOI is a meaningful disclosure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is defined as storage center operations revenues less direct operating and real estate tax expense for each of our properties. For a reconciliation of Same Store and New Store NOI to net income see Note 23 to our Consolidated Financial Statements.

We have various ownership and leasing arrangements with respect to properties included in our Same Store and New Store portfolios. The table below includes information as of and for the year ended December 31, 2004 that identifies the proportion of Same Store and New Store results attributable to each of these arrangements. The following tables include 100% of the cost, operating results and other information presented regardless of our percentage ownership interest in that property.

	No. of Properties	Net Rentable Square Feet	Gross Book Value (7)	Revenue	NOI	Lease Expense
	(in thousands except for number of properties)
Same Store
Wholly owned or leased (1)	328	21,105	$1,264,519	$236,769	$160,713	$3,593
European consolidated subsidiary (2)	72	4,078	618,821	73,241	42,702	1,620
Domestic consolidated joint ventures (3)	83	5,939	337,863	51,300	33,842	143

Total Same Store	483	31,122	$2,221,203	$361,310	$237,257	$5,356

New Store
Wholly owned or leased (1)	46	2,993	258,217	24,191	11,472	431
European consolidated subsidiary (2)	30	1,550	296,200	20,674	7,488	272
European 20% development ventures (4)	32	1,649	225,466	7,617	(3,483)	215
Domestic consolidated joint ventures (5)	16	1,006	84,142	6,977	3,288	—
Properties under leasing arrangements (6)	3	211	22,481	1,651	641	—

Total New Store	127	7,409	$886,506	$61,110	$19,406	$918

(1)	Includes owned and leased properties in which we have a 100% interest. The new store amount includes one wholly-owned European property.
(2)	Includes properties developed by Shurgard Europe in which we hold an 87.23% interest. The store information and results reflected represent 100% amounts.
(3)	Includes domestic properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represent 100% amounts. There were mortgage notes payable of $219.9 million on these properties as of December 31, 2004. Our pro-rata share in these storage centers is approximately 79%.
(4)	Includes properties developed under First Shurgard SPRL and Second Shurgard SPRL in each of which we hold a 17.4% indirect ownership interest through Shurgard Europe. (For a description of First Shurgard and Second Shurgard, see Consolidated Joint Ventures under Item 2 (Properties) in this annual report on Form 10-K.)
(5)	Includes domestic properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represent the full 100% amounts. There were mortgage notes payable of $22.9 million on these properties as of December 31, 2004. Our pro-rata share in these storage centers is approximately 71%.
(6)	Three storage centers are operated through a leasing arrangement with a California developer for which the storage center assets are consolidated in our financial statements but not the store operations. We receive property management fees for operating these storage centers.
(7)	The actual completed cost of these projects are reported in U.S. dollars translated at the December 31, 2004 exchange rate of $1.36 to the Euro. Operating results are reported at the average exchange rate for the year ended December 31, 2004 which was $1.24 to the Euro. As these exchange rates are different we believe it does not allow for an accurate measure of property investment yield. However, we believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield.

Wholly-Owned or Leased

The majority of our storage centers are owned directly or through wholly-owned subsidiaries. Additionally, as of December 31, 2004, we operated 16 properties in the U.S. and 25 (including 5 capital leases) in Europe that are subject to land or building leases requiring non-contingent rent payments.

Consolidated Joint Ventures

We develop and operate 233 properties in the United States and in Europe with various partners through joint ventures in which we have ownership interests ranging from 20% to 99%.

We operate 11 properties through Tennessee joint ventures and 21 properties through Florida joint ventures, in which our ownership ranges from 50% to 90%. Through December 31, 2004, those joint ventures were managed by two separate groups with whom we established affiliation relationships to develop and manage jointly-owned storage centers. As of January 1, 2005, we took over the property management of the Florida properties directly. Under the joint venture agreements, all major decisions require unanimous consent of both parties. However, we have the ability to exercise unilateral control without incurring significant costs and therefore we consider that we have effective control over those joint ventures.

We operate 43 properties in North Carolina and South Carolina through various joint ventures with Morningstar Storage Centers, LLC (Morningstar). We have entered into an agreement with Morningstar members to form one or more joint ventures to develop and operate additional self storage properties. As of December 31, 2004, we had two properties operating under one such joint venture in which we hold a 75% ownership interest. Additionally, we acquired one property in 2004. Morningstar’s members manage these properties and will manage the properties under development, through an affiliated entity using the Shurgard brand, management systems and standards. We pay Morningstar Property Management, LLC a property management fee equal to the greater of $1,000 per property per month or 4.25% of the gross revenues of each property per month.

We operate eight storage centers owned through a joint venture with a California developer. Under our agreement with this developer, the California developer purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers may be purchased by a joint venture that is consolidated in our financial statements. Prior to such purchase, we have no ownership interest in the properties and accordingly, they are not included in any discussions of our operating results. In 2003 and 2004 we entered into loan agreements with this developer collateralized by three properties under construction. As of December 31, 2004, the developer had drawn $10.3 million under these loan agreements, which amount is included in other assets on our consolidated balance sheet, and $5.2 million remained available to finance the construction of the properties. We also have three properties under leasing arrangements with this developer.

Additionally, as of December 31, 2004, we had ownership interest ranging from 50% to 99% in joint ventures which held 16 properties with various partners in the United States. We manage all of these properties for a fee.

Shurgard Europe operates 32 properties through two consolidated joint ventures in each of which it holds a 20% ownership interest. These joint ventures, First Shurgard SPRL (First Shurgard) and Second Shurgard SPRL (Second Shurgard) were formed in January 2003 and July 2004, respectively, with Crescent Euro Self Storage Investments SARL and Crescent Euro Self Storage Investments II, respectively to develop up to 38 and 37 properties, respectively. Shurgard Europe has entered into development agreements with those joint ventures and receives fees for newly developed storage centers together with, certain financing fees. Also, Shurgard Europe has entered into a 20-year management agreement and receives fees to manage those properties.

Item 3—Legal Proceedings

We are a defendant in litigation filed on September 17, 2002, in the Superior Court of California for Orange County styled as Gary Drake v. Shurgard Storage Centers, Inc. et al (Case No. 02CC00152). The complaint alleges that we misrepresent the size of our storage units, seeks class action status and seeks damages, injunctive relief and declaratory relief against us under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. The Court recently ruled that the class of potential members in this lawsuit is limited to California customers of the Company. No class has yet been certified. We do not currently believe that the outcome of this litigation will have a material adverse effect on our financial position, results of operations or cash flows. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We are vigorously defending this action.

We are a defendant in litigation filed on October 30, 2002, in the U.S. District Court for the Northern District of California styled as Patricia Scura et al. v. Shurgard Storage Centers, Inc. (Case No. C 02-5246-WDB). The complaint alleges that we required our hourly store employees to perform work before and after their scheduled work times and failed to pay overtime compensation for work performed before and after hours and during meal periods. The lawsuit seeks class action status and seeks damages, injunctive relief and a declaratory judgment against us under the federal Fair Labor Standards Act and California statutory wage and hour laws and laws relating to unlawful and unfair business practices. In December 2004, we reached a tentative agreement to settle this lawsuit. The basis terms of the proposed agreement are reflected in a Memorandum of Understanding which will be incorporated into a definitive settlement agreement that must be submitted for approval by the District Court. Notwithstanding this proposed agreement, and as an express part thereof, Shurgard continues to deny any and all allegations of wrongdoing raised by this lawsuit. We recognized a $2.75 million liability for the proposed settlement in December 2004 and this amount is classified in accounts payable and other liabilities on our consolidated balance sheet as of December 31, 2004. We do not believe that the outcome of this litigation will have further material adverse effect on our financial position, results of operations or cash flows. However, we cannot determine whether the District Court will approve the terms of the settlement agreement and if significant numbers of plaintiffs will opt-out of the proposed settlement class.

On January 19, 2005, David Gross filed a purported class action suit in U.S. District Court for the Western District of Washington styled as David Gross v. Shurgard Storage Centers, Inc., Charles K. Barbo, and Harrell L. Beck. (Case No. CV05-0098) for alleged violations of federal securities law. Mr. Gross claimed that Shurgard made material misleading misstatements and omissions relating to our financial statements in various public statements and filings, which Mr. Gross alleges led to the artificial inflation of our stock price. On March 9, 2005, we received a copy of a Notice of Dismissal without Prejudice filed by the law firms that had represented the plaintiffs.

On March 15, 2005, the law firms in the Gross matter filed a class action suit in U.S. District Court for the Western District of Washington styled as Stephen Zak, et al. v. Shurgard Storage Centers, Inc., Charles K. Barbo, and Harrell Beck (Case No. CV05-0417C) for alleged violations of federal securities law. Mr. Zak’s complaint makes substantially similar claims to those in the Gross complaint summarized above. The suit seeks unspecified damages including attorneys’ fees and costs. We currently intend to vigorously defend this litigation.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2004.

PART II

Item 5—Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange (NYSE), under the symbol “SHU.” As of March 1, 2005 there were 15,915 holders of record of our common stock and the reported NYSE closing price per share of Common Stock was $40.43.

The table below sets forth for the fiscal periods indicated the high and low sales prices per share of Common Stock as reported in the NYSE composite tapes for applicable periods, and distributions declared.

	High	Low	Distributions Declared (1)
2004
Fourth Quarter	$44.98	$38.45	$0.55
Third Quarter	40.39	36.30	0.55
Second Quarter	40.50	32.87	0.55
First Quarter	39.91	36.45	0.55
2003
Fourth Quarter	$39.32	$34.86	0.54
Third Quarter	35.30	32.09	0.54
Second Quarter	34.99	31.00	0.54
First Quarter	32.30	28.37	0.54

(1)	Distributions declared by our Board of Directors based on financial results for the quarter specified, but declared and paid in the following quarter.

Holders of shares of common stock are entitled to receive distributions when declared by our board of directors out of any assets legally available for payment. We are required to distribute annually to our shareholders at least 90% of our “REIT taxable income,” which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income in order to maintain our REIT status for federal income tax purposes.

Item 6—Selected Financial Data

	For the years ended December 31,
	2004	2003	2002	2001	2000
OPERATING DATA:	(1)			(2)	(2)
	(in thousands except per share data)
Total revenue	$425,661	$299,234	$269,445	$238,715	$208,471
Income from continuing operations	$30,099	$35,754	$46,230	$20,997	$27,637

Per Common Share—Basic:
Income from continuing operations available to common shareholders adjusted	$0.39	$0.59	$0.86	$0.19	$0.64

Per Common Share—Diluted:
Income from continuing operations available to common shareholders adjusted	$0.39	$0.58	$0.84	$0.19	$0.63
Distributions per common share:
Ordinary income	$1.52	$1.67	$1.92	$1.74	$1.73
Capital gain	0.32	0.06	0.08	0.07	—
Return of capital	0.35	0.42	0.11	0.26	0.30

Total	$2.19	$2.15	$2.11	$2.07	$2.03

	(in thousands)
BALANCE SHEET DATA:				(2)	(2)
Total assets	$2,932,884	$2,067,091	$1,620,327	$1,353,296	$1,303,816
Total borrowings (3)	$1,684,502	$1,014,869	$826,423	$590,934	$660,402

(1)	The consolidation of Shurgard Europe and First Shurgard in our financial statements for periods beginning January 1, 2004 materially affects the comparability of total revenue, total assets and total borrowings presented in this table. See Note 3 to our Consolidated Financial Statements.
(2)	The balances for 2001 (balance sheet data only) and 2000 have not been audited.
(3)	Total borrowings include participation rights liability net of discount (See Note 11 to our Consolidated Financial Statements).

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

We own, operate and develop self storage properties in principal cities in the United States and in Western Europe. Headquartered in Seattle, Washington in the U.S and Brussels, Belgium in Europe, we operate as a REIT. Since our founding in 1972, we (and our predecessor company) have steadily grown our business of investing in and operating self-storage facilities. We own or lease, directly and through our subsidiaries and joint ventures, 610 properties containing approximately 38.5 million net rentable square feet and manage 23 properties containing approximately 1.3 million rentable square feet for third parties. Today we are estimated to be one of the largest self storage property owners in the United States with a network of 475 storage centers located in 21 different states. We are the largest self storage owner in Europe with 135 storage centers located in seven countries. We directly own most of these properties but also hold indirect interests through our subsidiaries and joint ventures.

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

We have observed that changes in people’s lives or circumstances are the key driver of demand for short-term storage space. Private individuals represent approximately 70% of our customer base. Business customers looking for expansion or transition storage space make up the balance, although this ratio may vary from storage center to storage center. Our customer base spans a wide range of economic strata and business types. Based on our experience in the business, we have determined that most customers place a high value on convenience through the location of the center and ease of renting, access and moving. Consequently, we have elected to focus our investment activities in densely populated, high quality neighborhoods and offer high quality products and services. We believe a growing segment of prospective customers are willing to pay higher rates for these benefits.

When we enter a new market, we seek highly visible, easily accessible locations in retail corridors to create customer awareness. Through multiple locations of this kind in a metropolitan area, we seek to establish brand recognition as well as economies of scale in operating our storage centers. In most markets, our goal is to own at least 15 storage centers in order to realize these efficiencies. To further enhance brand recognition, we strive to achieve a uniform look to our properties through the use of signage, color schemes, quality of the buildings and our trademark “lighthouse” office design in new developments.

Our Approach to Managing the Business

We believe that the supply and demand characteristics of the self storage industry are defined by neighborhood trade areas that can range in size from one to five miles in radius. To manage the business effectively at any given location, we must be aware of the local dynamics of demand, pricing and competition within the applicable neighborhood trade area.

As a result, we approach the management of our business and portfolio on a decentralized basis by maintaining local management and marketing expertise in all our key markets. Our field personnel constantly monitor market trends in demand, competition, pricing and internal performance, making strategic and tactical adjustments at the storage centers as needed. Key metrics in monitoring the supply of self storage properties include construction starts, sales of doors by suppliers to the industry and inquiry levels at the storage centers. We monitor competition and pricing by watching our closing rate on inquiries and our volume of discounting for new customers. Centrally, we maintain an in-house asset management team that evaluates all investment proposals and monitors progress and performance of each property.

We take a similar approach to the business in Europe where we have integrated a centralized European investment team and decentralized management teams made up almost entirely of local personnel in each of the countries where we invest.

Current Industry Trends and Outlook

Supply and Demand

After experiencing a general softening in demand at our U.S. self storage centers in 2002 and 2003, we noticed an increase in inquiries in the fourth quarter of 2003 that remained steady through March 2005. However, certain of our new storage centers, particularly in Europe, are taking a longer period of time, to reach rental stabilization, which we typically consider to be 85% occupancy. In the last several years, new storage centers have been taking 24 to 48 months to reach stabilization. In order to counteract this slow down in the rent up pace, we have offered reduced rates to attract new customers.

We believe there were two main factors contributing to the trends during 2002 and 2003: the slowdown in the U.S. economy, and the volume of new supply entering our markets. We believe some local economies have been more affected by downturns, such as Northern California, a market that continued to be slow in 2004. In other markets, such as Sweden, the Netherlands, Chicago and parts of Texas, we have seen a significant amount of new supply over the past three years, contributing to weaker operating results.

In our view, the sustained rate at which new supply came in to the markets during 2002 and 2003 was unusual. We attribute the continued development, in the face of declining industry fundamentals, to the historically low interest rates available to developers. Reported new construction starts have only noticeably started to decline over the past 12 months.

Beginning in 2002, in response to the reduced demand and increased competition, we became more aggressive with our sales training programs and increased our storage center operating hours. Additionally in 2003 and 2004 we intensified our storage center maintenance program and we expect in 2005 to increase capital expenditures to improve our existing storage centers. We believe these efforts began to show results in the third quarter of 2003 and throughout 2004. Although customer inquiries have been fairly stable in 2004 compared to 2003, we experienced an increase in our closing rates and we have been able to increase average occupancy and rental rates in most areas.

Customer inquiries have remained steady in the fourth quarter of 2004, compared to the fourth quarter of 2003, but average annual rental rates per square foot in our Same store portfolio of $13.02 in the fourth quarter 2004 grew by 3.5% and occupancy by 2.3%. This growth in rental rates and occupancy resulted in Same store operations revenue growth and NOI growth in 2004 of 5.8% and 6.1%, respectively, over the same period of 2003. (See SEGMENT ANALYSIS for details).

As we expand in Europe to reach targeted economies of scale in various markets, our newly developed storage centers have had an impact on our existing European storage centers, as evidenced by lower than expected occupancy. We believe this impact is temporary. Consumer awareness of the self storage product is dramatically different in Europe than in the United States. In the United States, where self storage has existed for over 30 years, the product is well known and accepted by the U.S. consumer. The European market penetration is only 1.5% of the current U.S. level (based on the ratio of number of self storage properties to the population).

Today, there are a reported 37,000 self storage facilities in the United States. In Europe, however, self storage is still relatively new and general consumer awareness is lower. There are reported to be approximately 650 self storage properties in the European countries where we operate. As consumer awareness and acceptance grows in Europe, we believe that these effects of expansion will begin to decline.

Acquisition and Development of Real Estate

Historically, we have grown in the United States both through development and acquisition, taking advantage of current market conditions to select either alternative. In Europe, most of our growth has been through development of new storage centers. We have made limited dispositions of properties.

We believe that low interest rates in the United States have contributed to a rise in the price being paid by private and public investors to acquire existing self-storage facilities in the United States. In this environment, we have focused on acquisitions that we consider unique or strategic in nature. The current environment has also created opportunities to sell some of the assets in our portfolio that no longer meet our long-term strategic goals and we will continue to consider these opportunities.

Our development of new storage centers in the United States has slowed in recent years as quality opportunities have become more limited. In general, we view the U.S. market as mature, with a strong supply of self storage properties. Although current trends have been more encouraging, we believe future development growth opportunities will result from population growth in new markets and depends on the rent up of our properties, the economic growth of each region and competition. We have placed renewed emphasis on performance and opportunities for improvement within our existing portfolio, particularly through redevelopment of our older storage centers. Increases in steel, cement and other construction costs may further affect our ability to continue to develop or improve our existing properties cost effectively.

In Europe, where we have a significant market leadership position in an emerging industry, we continue to develop new storage centers due to the availability of quality real estate at attractive prices. From time to time we consider expanding into additional European markets when we feel conditions are appropriate. We believe continued growth in Europe will help solidify our position as market leader and improve our economies of scale in marketing and management.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and operating results is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the amounts of revenues and expenses recognized during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates include the evaluation of impairment of long-lived assets and goodwill, estimated lives of depreciable assets, valuation allowances for deferred tax assets and the allocation of purchase prices of acquired properties. Actual results may differ from these and other estimates under different assumptions or conditions.

Consolidated and Unconsolidated Joint Ventures:  We consolidate all wholly-owned subsidiaries. As of January 1, 2004, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities”, a revision to FIN 46. Under FIN 46R, a variable interest entity (VIE) must be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We assess whether partially owned subsidiaries are VIEs and we consolidated all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the entity, which could result from (i) the ability to elect a majority of the management committee, board of partners or similar authority, (ii) our being named as the managing investor of the entity, or (iii) our providing substantially all of the equity. In assessing the consolidation treatment of partially-owned entities, we also consider the nature of veto rights, if any, held by minority investors. To the extent that a minority investor has substantive veto rights over major decisions, the entity will generally not be consolidated. Entities not consolidated are generally accounted for under the equity method, as we typically have significant influence over unconsolidated subsidiaries and joint ventures. Under the equity method, we recognize our proportionate share of earnings or losses based on our ownership interest and the profit allocation provisions of the entity. See further discussion below on the adoption of FIN 46.

Revenue Recognition:  We recognize rental revenue from the majority of our customers at the contracted rate for each month occupied because they are under month-to-month lease agreements. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease.

Storage Centers:  Storage centers are recorded at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. In a business combination we also assess the value of in-place lease intangibles which are amortized to expense over the expected life of the leases. Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers for impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. Fair values are determined based on estimated future cash flows using appropriate discount and capitalization rates. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change.

Goodwill:  We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate. To determine if there is impairment we compare the carrying value of goodwill and our storage centers assets to the estimated fair market value of our Same Store portfolio storage centers. We use common industry methods to assess the value of our portfolio and we estimate future cash flows based on the storage centers’ NOI and current market capitalization rates.

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

Dispositions and Financing Arrangements:  We account for sales of certain storage centers in which we have continuing involvement as financing arrangements. We use the effective interest method based on estimated future cash flows in determining the amortization of participation rights. This estimate is evaluated each period and is sensitive to both amount and timing of cash flows, and projected purchase price. Estimated amount and timing of distributions is based on projected property operating cash flows. Estimated amount and timing of purchase price is based on projected stabilized NOI and our estimate of when each property will reach stabilization. We periodically re-evaluate our estimate of the option price, the projected timing of our joint venture partner’s exercise of their put option and the related expected cash flows. Changes are accounted for as a change in estimate, affecting gross participation rights and subsequent amortization of participation rights.

Real Estate Investment Trust:  As a REIT, we generally will not be subject to corporate level federal income taxes if minimum distribution, income, asset and shareholder tests are met. However, not all of our underlying entities are qualified REIT subsidiaries and may be subject to federal and state taxes, when applicable. In addition, foreign entities may also be subject to taxes of the host country. An income tax provision is required to be estimated on our taxable income arising from our taxable REIT subsidiaries and foreign entities. A deferred tax component has arisen based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition.

Deferred Tax Assets:  We have deferred tax assets resulting primarily from cumulative net operating losses arising in certain domestic taxable subsidiaries and in our European subsidiaries. We regularly evaluate both the positive and negative evidence that we believe is relevant in assessing whether the deferred tax assets will be realized. When we determine that it is more likely than not that we will not realize the tax asset either in part or in whole, a valuation allowance is provided. One significant factor representing negative evidence in the evaluation of whether deferred tax assets arising from cumulative net operating losses will be realized is historical taxable income or loss of the entity. In cases where a taxable entity has not demonstrated a history of achieving taxable income, this represents significant negative evidence in assessing whether the amounts will be realized and generally requires that we provide a valuation allowance.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting and generally requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We will adopt the provisions of SFAS 123R when it becomes effective in the third quarter 2005. Under SFAS 123R we will recognize stock-based compensation expenses related to our stock option plans and our Employee Stock Purchase Plan which were previously only disclosed. Although we are still evaluating under which transition method we will adopt SFAS 123R and are still assessing the impact on our financial position and operating results, we believe that the disclosures required under SFAS 123 approximate our results if we had adopted the provisions of SFAS 123R as of December 31, 2004.

RESULTS OF OPERATIONS

Our Consolidated Statements of Net Income

For periods prior to 2004, we did not consolidate Shurgard Europe or First Shurgard in our financial statements. Instead, we accounted for our investments in these entities under the equity method of accounting due to the substantive and important approval rights over significant operating decisions retained by our partners in these entities. Beginning in 2004, we consolidated these entities in accordance with FIN 46R. Because consolidation results in the inclusion of Shurgard Europe’s and First Shurgard’s revenues and expenses in the consolidated financial statements and the equity method did not, the financial statements for 2003 and 2002 are not directly comparable to the financial statements in 2004.

The following table summarizes the main components of the changes in net income for the year ended December 31, 2004 compared to the year ended December 31, 2003:

	Change in Net Income	Diluted earnings per share (1)
	(In thousands except per share data)
Impact of :
Gain on sale of properties from discontinued operations	$16,226	$0.40
Increase in domestic operating income before General, administrative and other	9,267	0.23
Decrease in impairment losses	12,591	0.31
Decrease in amortization income related to participation rights discount	(4,406)	(0.11)
Increase in ownership of Shurgard Europe (net of minority interest)	(12,068)	(0.29)
Additional depreciation on basis difference of Shurgard Europe’s assets	(3,979)	(0.10)
Cumulative effect of change in accounting principle in 2004	(2,339)	(0.06)
Increase in domestic General, administrative other than STG exit costs and stock compensation expense	(3,731)	(0.09)
Increase in stock compensation expense	(2,283)	(0.06)
Exit costs of containerized storage operations (STG)	(2,276)	(0.06)
Increase in interest on loans	(3,124)	(0.08)
Increase in unrealized foreign exchange gain on intercompany debt	2,088	0.05
Domestic gains and losses on derivatives	2,824	0.07
Other, net (including the effect of additional shares outstanding)	(1,133)	(0.12)

Increase in Net income	$7,657	$0.09

(1)	The diluted earnings per share impact is calculated using the weighted average shares for the year ended December 31, 2003.

Net Income:  Net income was $45.3 million in 2004 compared to net income of $37.6 million in 2003 and $48.1 million in 2002. The increase in net income from 2003 to 2004 is primarily due to a gain on the sale of properties, lower impairment losses and an increase in our domestic storage centers operating results which were partially offset by higher losses and higher financing costs related to our increased ownership in Shurgard

Europe, and higher general, administrative and other expense as further discussed below. The decline in net income from 2002 to 2003 is the result of impairment of long-lived assets recognized in 2003 and of higher general, administrative and other expense.

Storage Center Operations Revenue:  Storage center operations revenue of $420.6 million in 2004 increased $128.2 million, or 44%, compared to 2003 due substantially to the consolidation of Shurgard Europe, which contributed $101.5 million of revenue. Domestic storage center operations revenue increased $26.1 million, or 9%, compared to 2003 as a result of an increase in the number of storage centers, higher occupancy and increases in rates. Storage centers operations revenue of $292.4 million in 2003 increased $29.0 million, or 11%, from 2002 as a result of the increasing portfolio of stores in particular from stores acquired in 2002.

Other Revenue:  Other revenue of $5.1 million in 2004 decreased $1.8 million or 26% compared to 2003. Our containerized storage business, which had revenue of $3.2 million in 2003, ceased operations in the first quarter of 2004 and therefore had nominal revenue in 2004. This loss of revenue was partially offset in 2004 by a growth in revenue from our tenant referral insurance program which generated $1.8 million in 2004 compared to $1.4 million in 2003. Other revenue of $6.9 million in 2003 increased from $6.1 million in 2002 due primarily to the increased revenue from our tenant insurance referral program that started in 2002, which was $765,000 in 2002.

Operating Expenses:  Operating expenses of $185.5 million increased $85.7 million, or 86% compared to 2003, of which $75.7 million relate to our consolidation of Shurgard Europe in 2004. Domestic operating expenses increased $9.7 million or 9.7% compared to 2003 as a result of an increase in the number of storage centers and an increase in personnel expenses. See discussion of these expenses under SEGMENT ANALYSIS. Expenses associated with our containerized storage business, which ceased active operations in the first quarter of 2004, were $3.4 million in 2002, $4.0 million in 2003 and nominal in 2004. In addition to the expenses identified under SEGMENT ANALYSIS, operating expenses include internal acquisition costs and development expenses related to abandoned development efforts of $2.8 million in 2004 compared to $1.2 million in 2003 and $1.2 million in 2002. This is primarily due to abandoned development projects in Europe where we scaled down our developments in certain countries and in the abandonment of an acquisition project. Also in 2004 we incurred approximately $3.9 million of costs on two operating-related litigation matters, including $2.75 million in settlement costs that we recognized in December 2004 when we reached a proposed settlement. See Item 3: Legal Proceedings for further discussion of these matters. Operating expenses of $99.9 million in 2003 increased by $15.8 million or 19% compared to 2002. This was primarily a result of increased expenses attributable to new stores.

Depreciation and Amortization:  Depreciation and amortization of $87.7 million in 2004 increased $31.9 million or 57% compared to 2003. Consolidation of Shurgard Europe and the growth of our European operations accounted for $27.5 million of the increase, including an increase of $6.3 million related to the excess of the purchase price we paid for our additional ownership interests in Shurgard Europe over its book value in 2003, an amount that we allocated to buildings in which Shurgard Europe had ownership interests. Depreciation and amortization of domestic facilities increased $4.5 million or 8% to the prior year due to the increase in the number of storage centers and in particular due to the fact that we had a full year of depreciation on stores acquired mid-year in 2003. Depreciation and amortization of $55.8 million in 2003 increased $5.1 million or 10% compared to 2002 primarily due to the increase in number of stores.

Impairment Losses:  In 2004 we recognized $80,000 of impairment losses because we adjusted the value of one piece of excess land that we intend to sell. In 2003 the $12.7 million of impairment losses included $9.9 million of impairment losses related to certain real estate assets, of which $7.5 million relates to four properties associated with our joint venture CCP/Shurgard (see Note 11 to our Consolidated Financial Statements). Additionally in 2003 we recognized a $1.1 million impairment expense related to our decision to exit the containerized storage business and a $1.6 million write down of a note receivable. In 2002, impairment losses of $1.6 million related to one real estate property.

General, Administrative and Other Expenses:  General and administrative expenses of $33.0 million in 2004 increased $14.9 million or 83% compared to 2003. Our consolidation of Shurgard Europe accounted for $6.5 million of the increase. Of the remaining $8.4 million, $2.3 million is due to exit costs incurred in connection with the closing of our containerized storage business, and the remainder consists primarily of increased professional fees incurred in connection with accounting, and financial reporting, as well as compensation expenses resulting from newly created management positions. Consultant fees associated with efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 were approximately $3.8 million and compensation expenses increased by approximately $2.7 million. The increase in compensation expenses was attributable primarily to higher stock based compensation resulting from our increased use of restricted stock instead of stock options to compensate our executives. These increases were partially offset by a decrease of approximately $900,000 in audit fees. Our 2003 audit fees were higher because after our former auditors resigned in November 2003, our new independent registered public accountants were required to re-audit 2001 and 2002 in addition to auditing 2003. The increase in stock based compensation expense accounts for $1.5 million of the increase in compensation expense and results from our increased use of restricted stock grants instead of stock option grants to compensate our executives. General and administrative expenses were $18.0 million for 2003, an increase of $8.1 million, or 82% compared to 2002. This increase is primarily attributable to a $5.2 million increase in accounting and professional fees and a $1.1 million increase in compensation expense related to newly created positions.

Interest on loans:  Interest expense of $82.9 million increased $31.7 million compared to $51.2 million in 2003, an increase of 62%. The consolidation of Shurgard Europe and the debt financing of new developments in Europe in 2004 account for $28.1 million of the increase. The interest expense incurred in the United States increased by $3.1 million in 2004 due to the higher aggregate indebtedness incurred during 2003 to finance the purchase of additional ownership interest in Shurgard Europe and to finance the acquisition and development of additional properties in 2004 and 2003. Interest expenses in 2003 totaled $51.2 million compared to $40.1 million in 2002. The increase in 2003 relates primarily to increased mortgage notes payable assumed as part of the purchase of our 74% interest in Morningstar in June 2002 and the issuance of $200 million senior notes payable in March 2003.

Amortization of Participation Rights discount:  We recognized amortization income of $1.1 million in 2004 compared to amortization income of $5.5 million in 2003 and amortization expense of $4.8 million in 2002. The adjustments to amortization are based on re-evaluations of our estimated participation rights liability each period based on the performance of the related properties and estimates of rights retirement dates. On June 25, 2004 we entered into an agreement to retire the remaining participation rights. This transaction closed in December 2004. See Note 11 to our Consolidated Financial Statements.

Loss on Derivatives:  The gain or loss on financial derivatives is the gain or loss recognized for the changes in the fair market value of those financial instruments that do not qualify for hedge accounting treatment under SFAS No.133. We had an unrealized loss of $615,000, $2.2 million and $11.0 million in 2004, 2003 and 2002 respectively. The loss in 2004 is primarily the net effect of the change in value of certain domestic interest rate swaps and certain currency forward contracts on the euro that do not qualify for hedge accounting. The losses in 2003 and 2002 related to the changes in values of domestic interest rate swaps we entered into in 2001 to mitigate the risk of interest rate fluctuations related to our various options on the financing of a development transaction. These swaps matured and were paid off in February 2005.

Foreign Exchange Gain (Loss):  The foreign exchange gain of $6.2 million in 2004 relates primarily to bonds with Shurgard Europe and a wholly-owned European subsidiary that are marked to the period end exchange rate. We had limited foreign operations in 2003 and in 2002.

Interest Income and Other, Net:  Interest income and other in 2004 was $4.4 million compared to a $4.9 million in 2003 and $6.3 million in 2002, respectively. Interest income is comprised primarily of interest income on notes receivable and of other gain. In 2002 we recognized a $1.8 million one-time lease termination.

Minority Interest:  As a result of our consolidation of Shurgard Europe and its subsidiaries beginning January 1, 2004 we recorded a minority interest benefit of $18.4 million in 2004. Approximately, $13.3 million of this minority interest benefit in 2004 relates to First Shurgard and Second Shurgard, respectively, in which Shurgard Europe holds a 20% ownership interest and $5.1 million relates to our partner’s interest in Shurgard Europe. For the years ended 2004, 2003 and 2002 minority interest expenses related to our domestic joint ventures totaled $1.8 million, $1.2 million and $866,000, respectively.

Equity in Earnings (Losses) of Other Real Estate Investments:  In 2004, we had an interest in one entity that we accounted for under the equity method. In 2003 and 2002, we accounted for our interest in Shurgard Europe under the equity method of accounting and recorded losses of $3.1 million and $1.2 million, respectively for this investment. In 2004, we consolidated Shurgard Europe and therefore had no related comparable charge.

Income Tax Expense:  Shurgard Europe is subject to income taxation in the various jurisdictions in which it operates and, as a result of losses it has incurred since its inception, has generated deferred tax assets. Our domestic non-REIT activities (principally our containerized storage business) also incurred losses and generated tax deferred assets. Because we have been unable to demonstrate recoverability of such assets, we have recorded a valuation allowance offsetting these deferred tax assets for each reporting period. As a result, no material income tax expense or benefit is recorded in our Consolidated Statements of Net Income.

Cumulative effect of change in accounting principle:  Upon adoption of FIN 46R, we recorded a cumulative effect of change in accounting principle in the amount of $2.3 million due to the consolidation of First Shurgard. This is the result of eliminating all intercompany profits from inception of First Shurgard in 2003 as required under FIN 46R. Before 2004, prior to adoption of FIN 46R, we eliminated our 20% ownership share of intercompany profits.

Discontinued operations:  In 2004, we reclassified the operating income of six storage centers that we sold in 2004 and two additional storage centers that we sold in January and February 2005. We recognized a $16.2 million gain on the sale of the six storage centers in 2004. There were no comparable transactions in 2003 or 2002.

European Consolidated Statement of Income (See separate Note 6 of our Consolidated Financial Statements included in this Form 10-K)

Shurgard Europe began consolidating First Shurgard as of January 1, 2004 and has grown its storage center portfolio significantly since 2002. Consequently, Shurgard Europe’s results of operations are not directly comparable to its results for the same periods in 2003 and 2002. This analysis is included to explain operating and other trends occurring in Shurgard Europe.

Shurgard Europe’s statements of operations were converted from euros to U.S. dollars at an average exchange rate of $1.24 to the euro for the year ended December 31, 2004, $1.13 to the euro for the year ended December 31, 2003 and $0.94 to the euro for the year ended December 31, 2002. Accordingly, some portions of the changes discussed below are also attributable to the different exchange rates used in the currency translations. Revenues and total expenses increased $20.3 million and $22.3 million, respectively, from 2003 to 2004 at each period’s average exchange rate. At constant exchange rates, using the 2004 average rate, the respective increases in revenues and expenses from 2003 to 2004 would be $12.3 million and $13.9 million.

Storage Centers Operations Revenue:  Storage centers operations revenue of $101.5 million in 2004 increased by $31.4 million or 45%, from $70.1 million in 2003 and from $45.0 million in 2002. At constant exchange rates storage centers operations revenues increased to $101.5 million in 2004 from $77.0 million in 2003 and $58.9 million in 2002. These increases are the results of the increasing number of storage centers in Europe and the rent-up of existing stores, as well as the consolidation of First Shurgard as of January 1, 2004. The performance of the storage centers is discussed more fully under European Segment Analysis.

Other Revenue:  Other revenue of $11.4 million in 2003 consisted primarily of development and management fee revenue paid by First Shurgard. Fees from joint ventures are eliminated in the consolidation in 2004. Shurgard Europe recognized $0.2 million in 2004 of development and management fees from Shurgard UK West London Ltd, a wholly-owned subsidiary of Shurgard which owns a storage center that is operated by Shurgard Europe. Such fees are eliminated upon consolidation with Shurgard.

Operating Expenses:  Operating expenses increased to $75.7 million in 2004 from $57.2 million in 2003 and $33.7 million in 2002. At constant exchange rates the operating expenses increased to $75.7 million in 2004 from $62.7 million in 2003 and $44.1 million in 2002. The increase results from higher storage center direct and indirect operating expense due to the growth of Shurgard Europe’s storage center portfolio. This increase was partially offset by the elimination of real estate development costs related to First Shurgard under FIN 46R in 2004. Such costs amounted to $6.8 million in 2003 and were not eliminated. Real estate operating expenses are affected by the adoption of FIN 46R as in 2003, the expenses relating to the development of First Shurgard sites were recognized in the Statements of Operations. The increase in costs results as well from abandoned acquisition and development projects in 2004 in France and the United Kingdom.

Real estate taxes:  Real estate taxes increased to $5.3 million in 2004 from $3.5 million in 2003 and $2.2 million in 2002. At constant exchange rates, the operating expenses in 2003 would have been $3.9 million and $2.9 million in 2002. The increase results from the growth of the storage center portfolio, the consolidation of First Shurgard in 2004, as opposed to 2003, and to one-time tax credits received in 2003.

Depreciation and amortization:  Depreciation and amortization increased to $21.1 million in 2004 from $19.4 million in 2003 and $13.0 million in 2002. At constant exchange rates the depreciation and amortization remained stable at $21.1 million in 2004 compared to $21.3 million in 2003. The stability in 2004 is due to the reduction of depreciation expense in certain countries to align to Shurgard’s accounting policy upon consolidation, which reduction offsets the increase in depreciation resulting from new operating storage centers.

General, Administrative and Other Expenses:  General, administrative and other expenses increased to $6.5 million in 2004 from $6.2 million in 2003 and $4.8 million in 2002. At constant exchange rates the general administrative and other expenses decreased to $6.5 million in 2004 from $6.8 million in 2003 primarily as a result of higher legal fees, consultancy fees and increased personnel costs which were incurred in the second half of 2003 resulting from the strengthening of Shurgard Europe’s accounting function and changes made in the organization.

Loss on derivatives:  The loss on derivatives in 2004 is primarily the result of a $1.9 million loss in the market value of a three-year amortizing cap to secure the interest charge for the period 2011 through 2014 on the €325 million bonds issued by Shurgard Europe. This cap does not qualify for hedge accounting; however, on consolidation with Shurgard, this loss is offset by a gain on a reverse sold cap. Within Shurgard Europe, the loss is partially offset by a gain of $700,000 due to the marking-to-market of a series of currency options maturing May 26, 2008 whereby First Shurgard has the right to purchase €15 million for $18.6 million.

Minority interest:  The minority interest of $13.3 million relates to Shurgard Europe’s ownership interests in First Shurgard and Second Shurgard. First Shurgard was consolidated with Shurgard Europe in 2004, but was not in 2003.

Interest income and other:  Interest income and other decreased to $630,000 in 2004 from $1.5 million in 2003 primarily due to interest recognized on properties prior to their transfer to First Shurgard.

Interest expense:  Interest expense of $36.1 million in 2004 increased from $28.4 million in 2003 and $24.1 million in 2002. Interest and other charges consist primarily of interest on the senior credit facilities of Shurgard Europe, First Shurgard and Second Shurgard and the €325 million senior notes that Shurgard Europe issued in October 2004. Interest and other charges of $28.4 million in 2004 increased from $21.5 million in 2003. Of this increase, $2.1 million is attributable to exchange rate variance. The remaining increase resulted primarily from increased borrowings under First Shurgard’s senior credit facility, which was used to fund its development activities as well as an increase in amortization of financing costs related to both the First Shurgard and Second Shurgard credit facilities. Also, the senior notes issued in the fourth quarter 2004 as fixed under swap agreements bear higher interest rates than Shurgard Europe’s credit facility and resulted in higher interest rate expense and amortization of financing costs in the second half of 2004. These increases in interest and other charges were offset by a $7.8 million decrease in interest expenses on a subordinated loan from Recom & Co., SNC (Recom) as a result of the repayment of that loan in September 2003. The increase in interest expense from 2002 to 2003 is primarily due to increased draws on Shurgard Europe’s line of credit and additional bonds issued to Shurgard to finance developments of new storage centers.

Unrealized Foreign Exchange Gain (Loss):  The unrealized foreign exchange gain of $4.9 million, $9.8 million and $2.4 million in 2004, 2003 and 2002, respectively, relate primarily to the $61.3 million bonds and related balances outstanding with Shurgard. Because these bonds are denominated in U.S. dollars and Shurgard Europe conducts business in Euros, variations in exchange rates result in unrealized gains or losses. The increase in 2003 compared to 2002 results from the increase in the loan balance in 2003 and exchange rate fluctuations.

Income Taxes:  Shurgard Europe is subject to income taxes in several of the jurisdictions in which it operates. It has paid no significant income taxes because it has incurred losses since its inception, but it has generated deferred tax assets. Because Shurgard Europe has been unable to demonstrate recoverability of such assets, it has recorded a valuation allowance offsetting these deferred tax assets. As of December 31, 2004, Shurgard Europe had deferred tax assets and offsetting valuation allowances of $75.3 million.

Cumulative effect of change in accounting principle:  Upon adoption of FIN 46R, we recorded a cumulative effect of change in accounting principle in the amount of $2.3 million due to the consolidation of First Shurgard in 2004 and the resulting elimination of all intercompany profits since the inception of First Shurgard in 2003.

SEGMENT ANALYSIS

We have historically evaluated performance of our real estate assets in two segments: Domestic Same Store and New Store. Following the consolidation of Shurgard Europe beginning January 1, 2004, we added two new reportable segments, European Same Store and European New Store. Same Store includes those stores acquired prior to January 1 of the prior year and developed properties operating for two full years as of January 1 of the current year. New Store represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. We evaluate all storage centers on the same basis regardless of our ownership interest in the property. We believe NOI is a meaningful measure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is defined as storage center operations revenues less direct operating and real estate tax expense for each of our properties. For a reconciliation of Same Store and New Store NOI to net income see Note 23 to our Consolidated Financial Statements. The following sections discuss the performance of these segments.

The following table summarizes key operational data for our storage center portfolio as of December 31, 2004. This data is further discussed below in this section by segment:

	Year ended December 31, 2004
	Domestic		Europe		Total
	Amount	% of total	Amount	% of total	Amount	% of total
	(dollars in thousands except average rent)
Same Store (1)
Number of Storage Centers	411	87%	72	53%	483	79%
Revenues	$288,069	90%	$73,241	72%	$361,310	86%
NOI after indirect and leasehold expense	$176,410	93%	$32,301	117%	$208,711	96%
Avg. annual rent per sq. ft.	$11.53		$21.52
Avg. sq. ft. occupancy (3)	85%		75%
Total Storage Center Costs (4)	$1,602,382	82%	$618,821	54%	$2,221,203	71%

New Store (2)
Number of Storage Centers	64	13%	63	47%	127	21%
Revenues	$32,242	10%	$28,868	28%	$61,110	14%
NOI after indirect and leasehold expense	$12,826	7%	(4,729)	-17%	$8,097	4%
Avg. sq. ft. occupancy (3)	70%		36%
Total Storage Center Costs (4)	$349,127	18%	$537,379	46%	$886,506	29%

Combined New and Same Store
Number of Storage Centers	475	100%	135	100%	610	100%
Revenues	$320,311	100%	$102,109	100%	$422,420	100%
NOI after indirect and leasehold expense	$189,236	100%	$27,572	100%	$216,808	100%
Total Storage Center Costs (4)	$1,951,509	100%	$1,156,200	100%	$3,107,709	100%

(1)	Our definition of Same Store includes existing storage centers acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Our definition of Same Store results in the addition of storage centers each year as new acquisitions and developments meet the criteria for inclusion, so we then include these storage centers in the previous year’s comparable data. Other storage companies may define Same Store differently, which will affect the comparability of the data.
(2)	Our definition of New Store, as shown in the table above, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as developed properties that have not been operating a full two years as of January 1 of the current year.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(4)	Total costs capitalized to storage centers.

Domestic Same Store

The following table summarizes Same Store operating performance as defined at December 31, 2004.

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy			Average Annual Rent (per sq. ft) (2)
				2004	2003	2002	2004	2003	2002
Same Store since 2004 (3)	60	$222.6	4,449,000	78%	74%	63%	$8.15	$7.84	$7.20
Same Store since 2003	30	137.2	1,845,000	84%	79%	69%	13.18	12.58	12.50
Same Store since 2002 or prior	321	1,242.6	20,750,000	86%	85%	85%	12.04	11.82	11.84

Same Store total	411	$1,602.4	27,044,000	85%	83%	81%	$11.53	$11.30	$11.47

	(In thousands) Revenue			(In thousands) NOI (after leasehold expense)
	2004	2003	2002	2004	2003	2002
Same Store since 2004 (3)	$30,937	$27,534	$14,658	$18,810	$15,800	$7,349
Same Store since 2003	22,048	20,287	17,881	11,596	10,593	8,301
Same Store since 2002 or prior	235,084	227,576	226,125	160,413	154,748	155,562

Same Store total	$288,069	$275,397	$258,664	$190,819	$181,141	$171,212

(1)	Total capitalized costs to storage centers since the storage center was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)	Same Store since 2004 include Morningstar Storage Centers, LLC stores acquired in 2002.

Same Store Results (1)

	As defined in 2004				As defined in 2003
	For the year ended December 31,				For the year ended December 31,
	2004	2003	% Change		2003	2002	% Change
	(dollars in thousands)
Storage center operations revenue	$288,069	$275,397	4.6	%(a)	$254,549	$250,148	1.8	%(a)
Operating expense:
Personnel expenses	31,495	28,408	10.9	%(b)	25,404	23,014	10.4	%(b)
Real estate taxes	23,830	24,218	-1.6%		22,526	23,271	-3.2%
Repairs and maintenance	8,334	7,967	4.6	%(c)	6,954	5,597	24.2	%(c)
Marketing expense	7,550	8,506	-11.2	%(d)	7,624	8,273	-7.8%
Utilities and phone expenses	9,787	9,782	0.1%		8,664	8,465	2.4%
Cost of Goods Sold	3,411	2,970	14.8	%(e)	2,784	2,725	2.2%
Store admin and other expenses	9,107	9,164	-0.6%		8,401	8,270	1.6%

Direct operating and real estate tax expense	93,514	91,015	2.7%		82,357	79,615	3.4%

NOI	194,555	184,382	5.5%		172,192	170,533	1.0%
Leasehold expense	3,736	3,241	15.3	%(f)	3,240	3,201	1.2%

NOI after leasehold expense	190,819	181,141	5.3%		168,952	167,332
Indirect operating expense (2)	14,409	13,153	9.5	%(g)	11,035	9,708	13.7	%(f)

NOI after indirect operating and leasehold expense	$176,410	$167,988	5.0%		$157,917	$157,624	0.2%

Avg. annual rent per sq.ft.	$11.53	$11.30	2.0%		$11.84	$11.85	-0.1%
Avg. sq.ft. occupancy	85%	83%			84%	83%
Total net rentable sq.ft.	27,044,000	27,044,000			23,386,000	23,386,000
Number of properties as of December 31	411	411			361	361

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

(a) During 2004, Same Store revenue increased 4.6% over 2003, of which 1.2% relates to storage centers that have been in the Same Store pool since the beginning of 2004. During 2003, Same Store revenue increased 1.8% over 2002. In 2002, we started to experience erosion in occupancy and in rental rates that we attributed to general economic conditions and to the rate reductions being offered by competitors. In response to these conditions, we provided additional training to our direct sales team and storage center management personnel, and we re-aligned our sales center to improve our closing ratios on inquiries made by customers. We believe these initiatives, together with an improvement in the general economic conditions starting in the fourth quarter of 2003, resulted in an increase in our average occupancy without having to further adjust our rates downward in 2003. In 2004 we were able to continue to increase occupancy by 2.4% and annual rental rates by 2.1%. Additionally, retail sales and truck rentals contributed approximately $1.1 million to our revenue increase from 2003 to 2004 and $655,000 from 2002 to 2003 which reflect improvements in the management of our inventory and the portfolio of retail products offered.

(b) Personnel expenses have increased due to higher salaries for more experienced store managers and employees that are part of our effort to increase quality of service and reduce employee turnover. Also, as a result of achieving certain performance targets, higher bonuses and commissions were paid in 2004. Increased employee coverage for extended hours and Sunday openings and other programs designed to enhance the service and the appearance of our storage centers also contributed to higher personnel expenses both in 2003 compared to 2002 and in 2004 compared to 2003.

(c) Repair and maintenance costs increased by 4.6% in 2004 over 2003 due to the “curb appeal initiative,” which was an effort to bring the exterior appearance of all stores to a standardized level, and to the higher cost of materials in 2004. Repair and maintenance costs increased significantly in 2003 over 2002 due to higher snow removal costs experienced by our properties in the northeastern region of the United States. Additionally, we created a centralized maintenance program that enabled us to accelerate our repair activities for our older U.S. properties.

(d) The decrease in marketing reflects higher levels of productivity from the consolidation of activities at our sales center along with a reduction of employees in our field sales and marketing functions.

(e) In 2004 cost of goods sold increased $440,000 or 14.8% over the prior year which is proportionate with increases in retail sales.

(f) Leasehold expense increased primarily as a result of the impact of escalation clauses.

(g) Indirect operating expenses increased primarily due to the creation of new management positions in certain regions. We also created new regional field sales and marketing positions in 2004. The new marketing positions allow us to conduct local marketing actions and to provide the flexibility to focus our efforts in the areas where they are most needed. The increase in marketing expenses is offset by decreases in direct marketing expenses at the store level. Additionally the increase from 2002 to 2003 reflected increases in salaries incentive compensation expense resulting for the implementation of our decentralized management structure.

Domestic New Store

The following table summarizes New Store operating performance as defined at December 31, 2004.

New Store Results (1)

	Acquisitions Year Ended December 31,		Developments Year Ended December 31,		Total New Stores Year Ended December 31,
	2004	2003	2004	2003	2004	2003
	(dollars in thousands except average rent)
Storage center operations revenue	$16,093	$6,731	$16,149	$6,706	$32,242	$13,437
Operating expense:
Personnel expenses	1,711	630	3,185	1,789	4,896	2,419
Real estate taxes	2,314	972	2,657	1,717	4,971	2,689
Repairs and maintenance	785	369	657	357	1,442	726
Marketing expense	603	347	1,697	955	2,300	1,302
Utilities and phone expenses	529	201	1,127	646	1,656	847
Cost of Goods Sold	129	56	388	224	517	280
Store admin and other expenses	566	222	781	444	1,347	666

Direct operating and real estate tax expense	6,637	2,797	10,492	6,132	17,129	8,929

NOI	9,456	3,934	5,657	574	15,113	4,508
Leasehold expense	—	—	431	445	431	445

NOI after leasehold expense	9,456	3,934	5,226	129	14,682	4,063
Indirect operating expense (2)	626	271	1,230	621	1,856	892

NOI after indirect operating and leasehold expense	$8,830	$3,663	$3,996	$(492)	$12,826	$3,171

Avg. sq. ft. occupancy	82%	79%	61%	46%	70%	58%
No. of properties	27	20	37	28	64	48

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

The following table summarizes New Store operating performance as defined at December 31, 2003:

New Store Results (1)

	Acquisitions Year Ended December 31,		Developments Year Ended December 31,		Total New Stores Year Ended December 31,
	2003	2002	2003	2002	2003	2002
	(dollars in thousands except average rent)
Storage center operations revenue	$28,192	$10,898	$12,778	$4,896	$40,970	$15,794
Operating expense:
Personnel expenses	3,496	1,533	2,763	1,311	6,259	2,844
Real estate taxes	2,669	917	2,739	1,281	5,408	2,198
Repairs and maintenance	1,398	534	599	180	1,997	714
Marketing expense	1,170	504	1,308	603	2,478	1,107
Utilities and phone expenses	1,265	550	1,003	462	2,268	1,012
Cost of goods sold	202	107	340	202	542	309
Store admin and other expenses	997	394	710	399	1,707	793

Direct operating and real estate tax expense	11,197	4,539	9,462	4,438	20,659	8,977

NOI	16,995	6,359	3,316	458	20,311	6,817
Leasehold expense	1	—	444	26	445	26

NOI after leasehold expense	16,994	6,359	2,872	432	19,866	6,791
Indirect operating expense (2)	2,369	1,112	1,010	497	3,379	1,609

NOI after indirect operating and leasehold expense	$14,625	$5,247	$1,862	$(65)	$16,487	$5,182

Avg. sq. ft. occupancy	75%	69%	56%	38%	69%	58%
No. of properties	68	48	40	26	108	74

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

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

The following table summarizes our acquisition activity from 2002 to 2004:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy			Average Annual Rent (per sq. ft) (2)
				2004	2003	2002	2004	2003	2002
Acquisitions in 2004	7	$52.8	503,000	91%	—	—	$9.89	$—	$—
Acquisitions in 2003	20	101.0	1,447,000	81%	79%	—	12.05	11.60	—
Acquisitions in 2002	48	167.5	3,703,000	77%	74%	69%	7.53	7.34	6.62

(1)	Total capitalized costs to storage centers since the storage center was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

In 2004, we purchased seven storage centers: one in North Carolina for $6.3 million (including $376,000 paid to secure a non-competition agreement), and another two in California for $5.2 million and $8.8 million in two separate transactions. We also acquired one in each of Indiana and New Jersey and two in New York for $10.8 million plus $17.4 million of assumed debt.

During 2003, we purchased 20 storage centers. On June 30, 2003, we purchased 19 storage centers from the owners of Minnesota Mini Storage for 3,050,000 shares of our common stock (see Note 5 to our Consolidated Financial Statements), the equivalent of $89.5 million. These 19 storage centers had occupancy of 80% at December 31, 2004. We purchased one additional storage center from a California developer on December 31, 2003 for $6.3 million. Its occupancy was 94% at December 31, 2004.

During 2002, we purchased eight individual storage centers totaling 481,000 net rentable square feet for a purchase price of $27.1 million. These properties are in the following locations: three in Indiana, one in Maryland, one in California, one in Illinois and two in Florida. The average occupancy of these storage centers was 69% as of December 31, 2004.

On June 26, 2002, we purchased for $62.1 million a 74% interest in Morningstar, which at the time owned and operated 40 storage centers in North Carolina and South Carolina that consist of 3,145,000 net rentable square feet. We also entered into an agreement with certain members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North Carolina and South Carolina. (See Note 5 to our Consolidated Financial Statements). Occupancy for these 40 storage centers is 78% as of December 31, 2004.

Domestic Developments

Our investment strategy includes development of new storage centers in markets in which we currently operate where we have identified underserved markets with high barriers to entry.

The following table summarizes our domestic development activity from 2002 to 2004.

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy			Average Annual Rent (per sq. ft) (2)
				2004	2003	2002	2004	2003	2002
Developments in 2004	9	$43.8	507,000	41%	—	—	$10.92	$—	$—
Developments in 2003	14	74.6	842,000	56%	29%	—	11.22	7.91	—
Developments in 2002	14	76.9	873,000	75%	54%	25%	11.86	10.59	8.06

Development total	37	$195.3	2,222,000	61%	46%	25%	$11.52	$10.07	$8.06

	(In thousands) Revenue			(In thousands) NOI (after leasehold expenses)
	2004	2003	2002	2004	2003	2002
Developments in 2004	$1,746	$—	$—	$(279)	$—	$—
Developments in 2003	5,929	1,106	—	1,393	(948)	—
Developments in 2002	8,474	5,600	1,136	4,112	1,077	(528)

Development total	$16,149	$6,706	$1,136	$5,226	$129	$(528)

(1)	Total capitalized costs to storage centers since the storage center was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the storage center has not been opened a full year.

We normally project new storage properties to rent-up at occupancy rates of between 3% and 4% per month. In order to maintain this pace of rent-up over the past three years we have needed to offer reduced rates to attract new customers. As a result, over the past three years certain of our newly developed storage centers have been renting at a slower pace and our occupancy grew at 3.0% per month. However, stores opened in 2004 appear to be renting up faster. We can give no assurance that the projections noted above regarding the development projects will occur. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments.

In 2004, we opened nine new storage centers. We opened four facilities in the first quarter in California, South Carolina, Michigan, and New Jersey; one facility in the second quarter in Washington; and two facilities in the third quarter in Pennsylvania and California. In the fourth quarter we opened two additional stores in Texas and Colorado.

During 2003, we opened fourteen new storage centers. Certain of these storage centers are still in the early stages of rent-up. The first of these storage centers opened in March; the next three opened in the second quarter; seven opened in the third quarter and the remaining three opened in the fourth quarter. As of December 31, 2004, the 2003 developments had been open for an average of 18 months of operations. These storage centers had an occupancy rate of 63% at December 31, 2004 and at this stage are performing according to projections, except for two stores that are renting up more slowly, we believe due to competition in their area.

During 2002, we opened fourteen domestic storage centers. These 2002 developments as a group generated $4.3 million in NOI in 2004, have been open for an average of 30 months and had an average occupancy of 78%

at December 31, 2004. This represents a rent-up that is somewhat below projections. This is attributable primarily to two storage centers that have been particularly slow to rent up and that had occupancies at December 31, 2004 of 52% and 59%, respectively.

For both 2003 and 2002, the stores that were slower to rent-up were either located in regions that were going through an economic slow down, such as Michigan and Northern California, or facing high competition, such as in Chicago.

Domestic developments under construction

In addition to the operating properties discussed in Domestic developments, we have nine properties under construction or pending construction. The following table summarizes the properties under construction as of December 31, 2004.

	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of December 31, 2004
	(dollars in thousands)
Developments Under Construction:
Construction in progress	1	$6,089	$2,902
Land purchased pending construction	4	32,000	10,675

Total	5	$38,089	$13,577

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

Included in construction in progress at December 31, 2004 is $1.0 million in costs related to ongoing capital improvement projects and $3.0 million for redevelopment of existing storage centers projects. The remainder of domestic development costs was incurred on projects prior to commencement of construction. We select stores for redevelopment when we identify opportunities to increase return on investment by upgrading the property. As of December 31, 2004 we had 31 stores that were going through expansion or redevelopment projects.

European Same Store

The following table summarizes by market the performance of European Same Stores for the years ended December 31, 2004 and 2003. European Same Store includes properties located in all of the European markets in which we operate, with the exception of Germany as the first store in that market opened in 2003.

Year ended December 31, 2004 annual comparison for European Same Store (1)

	Number of Properties	2004 Average Occupancy	Percent change compared to prior year
			Revenue	NOI	Occupancy	Rate
Belgium	15	77.1%	4.2%	5.4%	1.5%	1.8%
Netherlands	15	69.6%	10.6%	9.8%	10.3%	1.2%
France	16	82.3%	11.6%	14.3%	11.0%	-0.2%
Sweden	17	72.2%	10.9%	10.4%	9.3%	2.1%
Denmark	2	73.7%	22.5%	37.9%	16.8%	2.4%
United Kingdom	7	72.9%	7.1%	-0.6%	4.7%	2.6	%(a)

Europe Totals	72	75.0%	9.5%	9.1%	7.8%	1.7%

(a)	The decrease in NOI in the United Kingdom is explained by increased real estate taxes in 2004 compared to 2003 as a result of tax rebates obtained in 2003.

The following table summarized European Same Store operating performance.

Same Store Results

	As defined in 2004 (1)				As defined in 2003 (2)
	Year ended December 31,				Year ended December 31,
	2004	2003 (5)	% Change		2003 (5)	2002 (5)	% Change
	(in thousands except average rent)
Storage center operations revenue	$73,241	$66,867	9.5	%(a)	$44,523	$41,714	6.7	%(a)
Operating expense:
Personnel expenses	10,035	9,040	11.0	%(b)	5,435	4,832	12.5	%(b)
Real estate taxes	3,150	2,888	9.1	%(c)	1,714	1,830	-6.3	%(c)
Repairs and maintenance	2,786	2,386	16.8	%(d)	1,447	1,287	12.4	%(d)
Marketing expense	4,972	4,297	15.7	%(e)	2,309	2,150	7.4%
Utilities and phone expenses	1,846	1,920	-3.9%		1,084	996	8.8%
Cost of Goods Sold	2,515	2,337	7.6%		1,466	1,084	35.2	%(f)
Store admin and other expenses	5,235	4,849	8.0	%(g)	2,718	2,712	0.2%

Direct operating and real estate tax expense	30,539	27,717	10.2%		16,173	14,891	8.6%

NOI	42,702	39,150	9.1%		28,350	26,823	5.7%
Leasehold expense	1,620	1,563	3.6%		1,167	1,062	9.9%

NOI after leasehold expense	41,082	37,587	9.3%		27,183	25,761	5.5%
Indirect operating expense (3)	8,781	9,610	-8.6	%(h)	5,328	5,480	-2.8	%(h)

NOI after indirect operating and leasehold expense	$32,301	$27,977	15.5%		$21,855	$20,281	7.8%

Avg. annual rent per sq. ft. (4)	$21.52	$21.17	1.7%		$19.28	$18.66	3.3%
Avg. sq. ft. occupancy	75%	70%	7.8%		76%	74%	2.7%
Total net rentable sq. ft.	4,078,000	4,078,000			2,736,000	2,736,000
Number of properties	72	72			47	47

(1)	Amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2004 for the 2004 to 2003 comparison and at 2003 average exchange rates for the 2003 to 2002 comparison.
(2)	Amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2003 for the 2003 to 2002 comparison.
(3)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(5)	The 2003 and 2002 results were not consolidated in our Consolidated Financial Statements.

(a) Revenue increased by 9.5% in 2004 compared to 2003 and 6.7% in 2003 compared to 2003 at constant exchange rates, primarily as a result of increases in occupancy combined with slightly improved rental rates. Revenue growth in U.S. dollars, when translated at the applicable average period rates, increased by 20.6% in 2004 compared to 2003 and 26% in 2003 compared to 2002 due to a significant change in currency exchange rates from 2002 to 2004.

(b) Increase in personnel expenses resulted from the creation of sales representative positions in the field targeted at commercial customers in 2004. This has especially been the case in France where their additional presence in the storage centers resulted in a positive effect on occupancy. We had started adding new positions to support sales in the field in 2003, which explains the increase in personnel expenses in 2003 compared to 2002.

(c) Real estate taxes in 2003 were unusually low as they were reduced by tax reimbursements received in the United Kingdom. This explains the decrease of real estate taxes in 2003 compared to 2002 and the increase in 2004 compared to 2003.

(d) Repair and maintenance expenses in 2004 increased significantly in Belgium and in the Netherlands as a result of security enhancements. Repair and maintenance increased to a lower extent in France, Sweden and the United Kingdom as we are accelerating our repair activities for our older European properties. In 2003 repair and maintenance cost increased compared to 2002 due to the creation of more positions dedicated to that function.

(e) The increases in marketing expenses are due to new programs launched in the third quarter 2004 and to higher phone directories expenses. Targeted marketing initiatives and sales training launched during the third quarter 2004 accelerated during the fourth quarter, yielding positive results in terms of inquiries and improved our ability to close sales in several markets. Certain marketing actions also resulted in better retention of our existing customers and our ability to market auxiliary services such as retail products.

(f) The increase in costs of goods sold in 2003 is the result of discounts obtained in 2002.

(g) The increase in store admin and other expenses results from higher local and other taxes.

(h) The decrease in indirect operating expense allocated to Same Store is primarily the result of spreading certain indirect costs over more stores as the European market expands.

The following tables present reconciliations of the European Same Store results translated to U.S. dollars at a constant exchange rate to Same Store results translated at an average exchange rate. Each of the categories presented is reconciled in Note 23 to our Consolidated Financial Statements.

	Year ended December 31, 2003
	Exchange
	Same Store (1)	Difference	Total (2)
	(in thousands)
Storage center operations revenue	$66,867	$(6,160)	$60,707
Direct operating and real estate tax expense	27,717	(2,581)	25,136

NOI	39,150	(3,579)	35,571
Leasehold expense	1,563	(130)	1,433

NOI after leasehold expense	37,587	(3,449)	34,138
Indirect operating expense	9,610	(876)	8,734

NOI after indirect and leasehold expense	$27,977	$(2,573)	$25,404

	Year ended December 31, 2002
	Exchange
	Same Store (2)	Difference	Total (3)
	(in thousands)
Storage center operations revenue	$41,714	$(6,366)	$35,348
Direct operating and real estate tax expense	14,891	(2,276)	12,615

NOI	26,823	(4,090)	22,733
Leasehold expense	1,062	(176)	886

NOI after leasehold expense	25,761	(3,914)	21,847
Indirect operating expense	5,480	(1,172)	4,308

NOI after indirect and leasehold expense	$20,281	$(2,742)	$17,539

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for 2004 for the purpose of comparison with the 2004 results.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for 2003.
(3)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for 2002 for purpose of reconciliation with the 2002 Consolidated Financial Statements.

European New Store

All but one of our European properties were developed. We acquired one self storage facility in Europe during the third quarter. The following table summarizes New Store operating performance as defined at December 31, 2004.

European New Store Results (1)

	Developments year ended December 31,		Acquisitions year ended December 31,		New Store year ended December 31,
	2004	2003 (3)	2004	2003 (3)	2004	2003 (3)
	(dollars in thousands)
Storage center operations revenue	$28,291	$11,028	$577	$—	$28,868	$11,028
Operating expense:
Personnel expenses	7,487	4,051	147	—	7,634	4,051
Real estate taxes	2,187	1,100	31	—	2,218	1,100
Repairs and maintenance	1,732	738	10	—	1,742	738
Marketing expense	5,969	4,542	42	—	6,011	4,542
Utilities and phone expenses	1,554	731	—	—	1,554	731
Cost of Goods Sold	1,261	599	3	—	1,264	599
Store admin and other expenses	4,096	2,129	56	—	4,152	2,129

Direct operating and real estate tax expense	24,286	13,890	289	—	24,575	13,890

NOI	4,005	(2,862)	288	—	4,293	(2,862)
Leasehold expense	487	276	—	—	487	276

NOI after leasehold expense	3,518	(3,138)	288	—	3,806	(3,138)
Indirect operating expense (2)	8,490	6,039	45	—	8,535	6,039

NOI after indirect operating and leasehold expense	$(4,972)	$(9,177)	$243	$—	$(4,729)	$(9,177)

Avg. sq. ft. occupancy	36%	14%	88%	—	36%	14%
No. of properties	62	50	1	—	63	50

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rates of 2004 for the 2004 to 2003 comparison.
(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.
(3)	The 2003 results were not consolidated in our Consolidated Financial Statements.

In August 2004, we acquired a single storage facility in central London (United Kingdom). This 38,000 net rentable square feet property represents a total investment of $14.6 million, translated at the historical purchase cost.

The following table presents a reconciliation of the New Store results translated at a constant exchange rate to New Store results translated at an average exchange rate for year ended December 31, 2003. Each of the categories presented is reconciled in Note 23 to our Consolidated Financial Statements.

	Year ended December 31, 2003
	Exchange
	New Store (1)	Difference	Total (2)
	(in thousands)
Storage center operations revenue	$11,028	$(963)	$10,065
Direct operating and real estate tax expense	13,890	(1,229)	12,661

NOI	(2,862)	266	(2,596)
Leasehold expense	276	(29)	247

NOI after leasehold expense	(3,138)	295	(2,843)
Indirect operating expense	6,039	(510)	5,529

NOI after indirect and leasehold expense	$(9,177)	$805	$(8,372)

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the respective period of 2004 for the purpose of comparison with the 2004 results.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the respective period of 2003 for purpose of reconciliation with the 2003 Consolidated Financial Statements of Shurgard Europe.

European New Store Results (1) (3)

	New Store year ended December 31,
	2003	2002
	(dollars in thousands)
Storage center operations revenue	$26,249	$11,257
Operating expense:
Personnel expenses	6,463	3,659
Real estate taxes	1,891	716
Repairs and maintenance	1,388	649
Marketing expense	5,735	3,453
Utilities and phone expenses	1,311	632
Cost of Goods Sold	1,207	567
Store admin and other expenses	3,629	2,178

Direct operating and real estate tax expense	21,624	11,854

NOI	4,625	(597)
Leasehold expense	513	206

NOI after leasehold expense	4,112	(803)
Indirect operating expense (2)	8,935	4,810

NOI after indirect operating and leasehold expense	$(4,823)	$(5,613)

Avg. sq. ft. occupancy	31%	20%
No. of properties	75	49

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rates of 2003 for the 2003 to 2002 comparison.
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
(3)	The 2003 and 2002 results were not consolidated in our Consolidated Financial Statements.

The following table presents a reconciliation of the New Store results translated at a constant exchange rate to New Store results translated at average exchange rate for the year ended December 31, 2002. Each of the categories presented are reconciled in Note 23 to our Consolidated Financial Statements.

	Year ended December 31, 2002
	Exchange
	New Store(1)	Difference	Total(2)
	(in thousands)
Storage center operations revenue	$11,257	$(1,629)	$9,628
Direct operating and real estate tax expense	11,854	(1,842)	10,012

NOI	(597)	213	(384)
Leasehold expense	206	(27)	179

NOI after leasehold expense	(803)	240	(563)
Indirect operating expense	4,810	(532)	4,278

NOI after indirect and leasehold expense	$(5,613)	$772	$(4,841)

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the respective period of 2003 for purpose of reconciliation with the 2003 Consolidated Financial Statements of Shurgard Europe.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for 2002 for purpose of reconciliation with the 2002 Consolidated Financial Statements.

European Developments

The following table summarizes performance of European developments (and one acquisition during the third quarter of 2004) opened through 2004 by country during the past three years:

	Number of Properties	(in millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy			Average Annual Rent (per sq. ft) (2) (3)
				For the year ended, December 31,			For the year ended, December 31,
				2004	2003	2002	2004	2003	2002
New store:
Opened in 2004
Germany	4	$28.0	202,000	5.0%	—	—	$17.00	$—	$—
France	4	24.7	217,000	1.9%	—	—	21.77	—	—
Denmark	2	15.4	101,000	10.2%	—	—	18.95	—	—
United Kingdom	3	32.4	123,000	28.9%	—	—	19.56	—	—

Total opened in 2004	13	$100.5	643,000	9.3%	—	—	$19.17	$—	$—

Opened in 2003
Belgium	1	$3.8	46,000	51.8%	4.9%	—	$14.49	$9.43	$—
Netherlands	7	42.2	351,000	30.3%	2.1%	—	19.93	14.97	—
Germany	5	38.2	268,000	25.8%	2.6%	—	14.20	7.62	—
France	7	46.9	371,000	25.1%	3.1%	—	22.24	20.58	—
Sweden	2	12.5	94,000	36.2%	7.8%	—	17.41	13.05	—
Denmark	1	8.4	50,000	53.1%	9.5%	—	21.98	20.23	—
United Kingdom	3	34.0	149,000	34.4%	4.2%	—	40.05	36.06	—

Total opened in 2003 (a)	26	$186.0	1,329,000	30.4%	3.5%	—	$21.64	$18.11	$—

Opened in 2002
Belgium	2	$7.8	101,000	46.8%	33.7%	11.7%	$12.28	$12.18	$11.48
Netherlands	7	44.0	368,000	49.1%	29.7%	5.1%	18.82	18.95	14.76
France	7	46.9	376,000	59.5%	35.0%	10.2%	19.93	20.56	19.89
Sweden	3	20.2	151,000	66.5%	40.8%	12.5%	20.05	18.07	17.13
Denmark	2	15.7	106,000	60.6%	25.1%	2.1%	21.44	20.76	10.70
United Kingdom	3	35.4	163,000	61.2%	27.2%	3.7%	40.32	42.88	34.91

Total opened in 2002 (b)	24	$170.0	1,265,000	56.6%	32.2%	7.6%	$22.14	$21.49	$17.85

New Store Total	63	$456.5	3,237,000	36.4%	14.0%	7.6%	$21.82	$21.15	$17.85

Same store:
Opened in 2001
Belgium	1	$4.0	51,000	65.7%	53.5%	25.8%	$15.42	$14.77	$14.02
Netherlands	9	51.7	484,000	64.1%	54.2%	32.3%	17.94	17.97	17.45
France	5	35.9	280,000	80.2%	65.2%	40.5%	22.05	21.84	21.30
Sweden	6	35.7	315,000	69.4%	55.6%	28.3%	18.24	17.50	17.77
Denmark	2	14.4	110,000	73.7%	63.1%	42.0%	21.23	20.73	20.33
United Kingdom	2	22.2	102,000	61.8%	56.2%	47.1%	41.01	41.85	37.87

Total opened in 2001 (c)	25	$163.9	1,342,000	69.4%	57.7%	34.7%	$20.76	$20.68	$20.75

Opened in 2000 and before
Belgium	14	$72.5	855,000	77.8%	77.3%	78.1%	$15.87	$15.61	$14.91
Netherlands	6	37.5	345,000	77.2%	75.4%	71.7%	22.26	21.45	20.47
France	11	63.2	585,000	83.4%	78.5%	74.0%	26.29	26.25	24.66
Sweden	11	68.0	677,000	73.5%	70.9%	70.0%	20.80	20.37	20.92
United Kingdom	5	47.6	274,000	77.0%	74.7%	69.6%	32.40	31.18	31.13

Total opened before 2001	47	$288.8	2,736,000	77.8%	75.5%	73.5%	$21.85	$21.36	$20.64

Same Store Total	72	$452.7	4,078,000	75.0%	69.6%	60.1%	$21.52	$21.17	$20.68

	(In thousands) Revenue (2)			(In thousands) NOI (2) (after leasehold expense)
	For the year ended, December 31,			For the year ended, December 31,
	2004	2003	2002	2004	2003	2002
New store:
Opened in 2004
Germany	$193	$—	$—	$(887)	$—	$—
France	106	—	—	(625)	(2)	—
Denmark	250	—	—	(259)	—	—
United Kingdom	753	—	—	84	—	—

Total opened in 2004	$1,302	$—	$—	$(1,687)	$(2)	$—

Opened in 2003
Belgium	$369	$24	$—	$110	$(93)	$—
Netherlands	2,266	125	—	(357)	(829)	—
Germany	1,069	61	—	(915)	(941)	—
France	2,430	287	—	(783)	(790)	—
Sweden	717	119	—	(92)	(314)	—
Denmark	670	119	—	232	(222)	—
United Kingdom	2,317	279	—	456	(204)	—

Total opened in 2003	$9,838	$1,014	$—	$(1,349)	$(3,393)	$—

Opened in 2002
Belgium	$625	$454	$122	$89	$(145)	$(255)
Netherlands	3,614	2,266	152	1,253	51	(580)
France	5,183	3,142	632	1,658	(5)	(791)
Sweden	2,277	1,319	255	1,008	186	(413)
Denmark	1,503	607	5	560	(191)	(254)
United Kingdom	4,526	2,226	109	2,274	361	(274)

Total opened in 2002	$17,728	$10,014	$1,275	$6,842	$257	$(2,567)

New Store Total	$28,868	$11,028	$1,275	$3,806	$(3,138)	$(2,567)

Same store:
Opened in 2001
Belgium	$573	$449	$209	$317	$143	$(57)
Netherlands	5,906	5,061	3,032	2,532	1,907	(4)
France	5,554	4,449	2,867	3,073	2,010	809
Sweden	4,612	3,602	1,875	2,133	1,399	(223)
Denmark	1,888	1,542	998	873	633	107
United Kingdom	2,876	2,706	2,082	1,633	1,557	1,035

Total opened in 2001	$21,409	$17,809	$11,063	$10,561	$7,649	$1,667

Opened in 2000 and before
Belgium	$11,684	$11,317	$10,949	$7,549	$7,322	$7,630
Netherlands	6,383	6,052	5,457	3,983	4,020	3,561
France	14,271	13,323	11,702	7,993	7,596	6,248
Sweden	11,821	11,222	11,143	6,475	6,366	6,748
United Kingdom	7,673	7,144	6,687	4,521	4,634	4,153

Total opened before 2001	$51,832	$49,058	$45,938	$30,521	$29,938	$28,340

Same Store Total	$73,241	$66,867	$57,001	$41,082	$37,587	$30,007

(1)	The actual completed cost of these projects are reported in U.S. dollars translated at the December 31, 2004 exchange rate of $1.36 to the euro. Operating results (see note (2) below) are reported at the average exchange rate for the year 2004 which was $1.24 to the euro. As these exchange rates are different we believe it does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results would provide a more meaningful measure of investment yield. The cost of the storage centers excludes the excess cost of approximately $247 million we paid for part of our ownership interest acquisition in Shurgard Europe in 2003.
(2)	The amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2004.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the store had not been opened a full year.

The new storage centers are renting up in all markets as illustrated by the above schedules. However, we are currently experiencing slower rent-up speed than originally anticipated. In all markets we have launched targeted marketing and training initiatives, which we believe are starting to generate positive results. Examples of such initiatives in each country are as follows:

•	In France sales representatives have been added to improve the revenue from commercial customers.

•	In Sweden we have accelerated training and marketing initiatives in the fourth quarter yielding results in terms of the quality of inquiries and improved closing ratios on inquiries.

•	In Denmark marketing initiatives and sales training have had positive results in inquiries during the year.

•	In Germany rates have been adjusted to lower rates on selected units and intensive marketing campaigns have been launched.

•	In the Netherlands where competition is growing, our marketing initiatives in the third and fourth quarter have reduced the drop in inquiries experienced earlier in 2004, and the replacement of store personnel that took place in the last few months already showed positive results towards the end of 2004. Development plans have been reduced in the Netherlands. We have also added a country manager.

In 2004, we developed one store in Shurgard Europe and an aggregate of 11 stores through First Shurgard and Second Shurgard of which six opened in the fourth quarter.

(a) These storage centers have an estimated total cost at completion of $191.0 million and an average occupancy of 45.2% as of December 31, 2004 after an average 14 months of operations.

(b) These storage centers have an estimated total cost at completion of $171.8 million and average occupancy of 63.6% as of December 31, 2004 after an average of 27 months of operations.

(c) These storage centers had an average occupancy of 72.9% at the end of December 2004 after an average of 39 months of operations.

European Developments under construction

The following table summarizes European development projects in progress at December 31, 2004.

	Shurgard Europe			First Shurgard and Second Shurgard
	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of December 31, 2004	Number of Projects	Estimated Completed Cost of Projects	Total Cost to Date as of December 31, 2004
	(dollars in millions)
Construction in Progress
Germany	—	$—	$—	1	$5.9	$2.4
France	—	—	—	1	6.3	1.9
United Kingdom	—	—	—	2	21.3	10.6

	—	$—	$—	4	$33.5	$14.9
Land purchased pending construction	1	2.6	2.6	7	51.4	16.9

Total	1	$2.6	$2.6	11	$84.9	$31.8

The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. See Risk Factors in Item 1 (Business) of this report.

FUNDS FROM OPERATIONS

We use Funds From Operations (FFO) in addition to net earnings to report our operating results. We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts (NAREIT) as interpreted by the Securities and Exchange Commission. Accordingly, FFO is defined as net income (computed in accordance with GAAP), excluding gains (losses) on dispositions of interests in depreciated operating properties and real estate depreciation and amortization expenses. FFO includes our share of FFO of unconsolidated real estate ventures and discontinued operations and excludes minority interests in real estate depreciation and amortization expenses. We believe FFO is a meaningful disclosure as a supplement to net earnings because net earnings assumes that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. We believe that the values of real estate assets fluctuate due to market conditions. Our calculation of FFO may not be comparable to similarly titled measures reported by other companies because not all companies calculate FFO in the same manner. FFO is not a liquidity measure and should not be considered as an alternative to cash flows or indicative of cash available for distribution. It also should not be considered an alternative to net income, as determined in accordance with U.S. GAAP, as an indication of the Company’s financial performance.

The following table sets forth the calculation of FFO in accordance with the NAREIT definition.

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Net income	$45,295	$37,638	$48,059
Depreciation and amortization (1)	77,131	52,715	48,266
Depreciation and amortization from unconsolidated joint ventures and subsidiaries	—	12,150	1,077
Gain on sale of operating properties (2)	(16,226)	(2,238)	(983)
Cumulative effect of change in accounting principle	2,339	—	—

FFO	108,539	100,265	96,419
Preferred distribution	(11,897)	(11,896)	(14,695)
Preferred stock redemption issue costs	—	—	(1,944)

FFO attributable to common shareholders	$96,642	$88,369	$79,780

(1)	Excludes depreciation related to non-real estate assets and minority interests in depreciation and amortization and includes depreciation and amortization of discontinued operations.
(2)	We have included in FFO gains and losses of land and non-real estate operating assets of approximately $131,000, $251,000 and $1.7 million in 2004, 2003 and 2002, respectively.

FFO attributable to common shareholders for 2004 increased $8.3 million over FFO for 2003, which had increased $8.6 million over 2002. As previously discussed, this growth reflects the improved revenue performance of the Same Store portfolio of properties, as well as the addition of properties over the prior year through acquisitions and developments, decreased impairment expenses and a gain on foreign exchange offset by our increased share of losses from our European operations and increased general, administrative and other expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for payments of operating expenses, debt service, dividends on common and preferred stocks, expansions and improvements to existing properties, acquisitions and developments of new properties. We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements. We had cash and cash equivalents of $50.3 million and $11.7 million at December 31, 2004 and 2003, respectively.

As a REIT, our ability to retain cash flow for reinvestment is restricted. In order for us to qualify as a REIT for federal income tax purposes, we are required to, among other things, to make distributions to our shareholders of at least 90% of our REIT taxable income. For the years ended December 31, 2004, 2003 and 2002, the Company distributed $112.8 million, $99.3 million and $87.5 million, respectively, to its shareholders. We expect to use our cash flow from operating activities for distributions to shareholders and we intend to invest amounts accumulated for these distributions in short-term investments.

We rely primarily on the public debt and equity markets for our long-term financing. We have traditionally used proceeds from borrowings under credit facilities to fund our property development and acquisition requirements and subsequently repaid these borrowings with proceeds from public debt and equity offerings. We have also used these proceeds to repay maturing corporate or mortgage debt, to redeem preferred stock, and for other corporate purposes.

We have an effective shelf registration statement that provides for the issuance of common stock, preferred stock and debt securities. Availability under the shelf registration statement was approximately $300 million at December 31, 2004. We are currently unable to issue securities under our shelf registration statements because of late filings of certain of our periodic reports. We expect to file our periodic reports in a timely manner in the future, however, we cannot assure you when or whether we will do so. We may issue debt and/or equity securities through private placements.

We believe that the development joint venture structure provides several advantages to Shurgard Europe at this stage in its growth. It allows Shurgard Europe to expand the coverage of the Shurgard brand with less capital and, therefore, represents a more efficient use of its capital. Even if Shurgard Europe does not ultimately acquire the properties developed by the joint venture, the development and management fees provide it with a stable source of income. Currently, we employ a joint venture development strategy where we co-invest with a private equity partner approximately 42% of the capital needed for developments; we raise the balance needed through credit facilities.

The following table summarizes certain information regarding our liquidity and capital resources:

Short-term and long-term liquidity

	As of December 31,
	2004	2003	2002
	(dollars in millions)
Total market capitalization (1)	$3,880	$2,881	$2,093
Debt to total market capitalization (1) (2)	43%	35%	39%
Weighted average interest rate (3)	5.25%	5.93%	6.30%

(1)	Total market capitalization is based on the closing market price as of December 31, 2004, of the Class A Common Stock, Series B Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock multiplied by their respective total number of outstanding shares plus total debt.
(2)	Debt includes notes payable, lines of credit and participation rights. The 2004 debt includes our European subsidiaries’ debt which results in a higher debt to total market capitalization ratio. In 2003 and 2002 our unconsolidated European subsidiaries had third party debt totaling $443.2 million and $408.0 million, respectively.
(3)	Represents weighted average interest rate on our outstanding lines of credit and notes payable.

At December 31, 2004, we had unsecured revolving domestic credit facilities with a group of lenders that provide for aggregate borrowings of up to $360 million and a $100 million unsecured term loan from a sub-group of the same lenders. The revolving credit facility and the term loan matured in February 2005. In February 2005, we obtained a new $350 million unsecured revolving credit facility, and a $150 million unsecured term loan which was fully drawn at closing. The revolving tranche of the facility is available until February 2008 and the term tranche of the facility is available until August 2005. Availability of either tranche can be extended at our option for one year for a fee. The new facility bears interest at London Interbank Offer Rate (LIBOR) plus a margin based on the ratings assigned to our senior unsecured long-term debt securities. At closing of the facility our margin was 0.70% on the revolving credit facility and 0.90% on the term loan based on credit ratings by Moody’s Investor Service, Inc. (Moody’s) of Baa2, Standard & Poor’s Ratings Services of BBB and Fitch, Inc. of BBB. Subsequent to the closing of the new facility Moody’s announced a downgrade of our senior unsecured long-term debt to Baa3. The margins payable on our credit facilities would increase by 0.20% if another rating agency downgrades our credit rating. Borrowings under the revolving tranche of the new facility can be used for various purposes, including project acquisition and development costs, repayment of debt and other corporate needs.

We are continually evaluating sources of capital and believe they are available to meet our liquidity needs without necessitating sales of additional properties. In addition to our cash and cash equivalents and availability under our credit facility, we have other sources of capital. At December 31, 2004, we were holding two operating properties for sale. In January 2005, we sold one of them at a sales price of approximately $7.7 million and in February we sold the other property for $6.4 million. We may sell other properties if market conditions warrant in 2005. We may also sell peripheral land parcels.

Our contractual cash obligations and construction cost commitments are summarized as follows at December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Debt:
Scheduled principal payments	$2,964	$3,104	$3,257	$3,329	$2,990	$11,440	$27,084
Balloon Payments	471,946	4,076	63,562	137,208	5,820	963,408	1,646,020
Capital lease obligations	1,015	1,019	1,022	1,025	1,029	40,100	45,210
Operating leases	9,316	8,603	7,641	6,258	5,557	94,300	131,675
Construction commitments
Domestic	24,123	—	—	—	—	—	24,123
Shurgard Europe	2,696	67	67	67	67	224	3,188
First Shurgard	24,886	476	17	17	17	69	25,482
Second Shurgard	3,767	—	—	—	—	—	3,767
Commitments to lend	5,168						5,168
Derivative financial instruments	14,890	—	—	—	—	—	14,890

Total	$560,771	$17,345	$75,566	$147,904	$15,480	$1,109,541	$1,926,607

The balloon payments due in 2005 consist of $397.5 million of borrowings under our U.S. credit facilities. We repaid this amount in February 2005 using borrowings under our new credit facilities described above. The remaining balloon payments are due on mortgages and are expected to be repaid with proceeds from refinancing, corporate borrowings or borrowings on our credit facility.

We expect to spend more than $295.8 million (including the construction costs set forth above) for new developments, expansions and improvements to existing properties in 2005. This includes $187.4 million expenditures in our European markets the majority of which will be in First Shurgard and Second Shurgard. We expect to fund the construction commitments of First Shurgard and Second Shurgard with borrowings on their secured credit facilities and capital contributions from the partners. First Shurgard has a credit facility that provides for borrowings of up to €140 million ($191.0 million at December 31, 2004), bears interest at EURIBOR (Euro Interbank Offered Rate) plus 2.25% and matures in May 2008. Availability under the facility declines by €1.2 million ($1.6 million as of December 31, 2004) per quarter beginning in December 2006 and by €1.75 million ($2.4 million as of December 31, 2004) per quarter beginning in May 2007 and may be extended for one year if we meet certain operating covenants. Availability under the facility at December 31, 2004 was €50 million ($68.2 million) and the facility was collateralized by assets with a carrying value of $220.2 million.

Second Shurgard has a credit facility that provides for borrowings of up to €140 million ($191.0 million at December 31, 2004), bears interest at EURIBOR plus 2.25%, matures in 2009 and may be extended for one year if we meet certain operating covenants. Availability under the facility at December 31, 2004 was €129 million ($176.0 million) and the facility was collateralized by assets with a carrying value of $32.4 million. Second Shurgard also has €80.5 million of equity capital available to be issued (80% of which will be contributed by our partners in the joint venture).

Borrowings under both the First Shurgard and Second Shurgard credit facilities may only be used to fund property development costs of First Shurgard and Second Shurgard. We expect that internally generated cash flows within Shurgard Europe will be sufficient to fund Shurgard Europe’s equity commitments to both First Shurgard and Second Shurgard.

The following table summarizes our cash flows activity:

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Net cash provided by operating activities	$120,253	$123,392	$112,738
Net cash used in investing activities	(184,698)	(407,813)	(241,127)
Net cash provided by financing activities	99,367	283,123	132,259
Effect of exchange rate changes on cash and cash equivalents	3,685	—	—

Increase (Decrease) in cash and cash equivalents	38,607	(1,298)	3,870
Cash and cash equivalents at beginning of period	11,670	12,968	9,098

Cash and cash equivalents at end of period	$50,277	$11,670	$12,968

The decrease in cash provided by operating activities in 2004 was attributable primarily to the timing of certain payments. Net cash provided by operating activities in Europe amounted to approximately $8.9 million.

Investing

Cash used in investing activities in 2004 included:

•	$62.8 million invested in domestic new development and expansions of existing storage centers;

•	$31.1 million expended for acquisition of domestic storage centers;

•	$121.4 million for development and improvements of new European storage centers;

•	$14.6 million for acquisitions of European operating storage centers; and

•	$5.3 million for the acquisition of additional interests in Shurgard Europe.

These expenditures were partially offset by $30.5 million of proceeds from the sales of interests in operating storage centers and sale of other real estate assets and by the increase of cash due to the consolidation of Shurgard Europe of $32.9 million.

The majority of our development in Europe was done through First Shurgard and Second Shurgard which were financed primarily by borrowings on their credit facilities and by capital contributions by us and our joint venture partners.

In July 2004, we purchased the remaining shares of Recom, through which we hold part of our ownership interest in Shurgard Europe for approximately $5.3 million cash and the forgiveness of a note of approximately

$2.3 million. As a result of this transaction, we increased our ownership interest in Shurgard Europe from 85.47% to 87.23%. In August 2004, we acquired a single property storage facility in the United Kingdom, through a wholly-owned consolidated European subsidiary. We financed this $14.6 million acquisition with proceeds from our domestic line of credit.

Cash used in investing activities in 2003 included:

•	$309.1 million for our acquisition of the majority interest in Shurgard Europe;

•	$84.1 million for domestic new development and expansions of existing storage centers; and

•	$13.4 million for improvements to our existing domestic storage centers.

Cash used in investing activities in 2002 included:

•	$136.2 million for acquisition, domestic new development and improvements to our existing storage centers;

•	$48.0 million for a loan to Shurgard Europe to finance development of properties; and

•	$60.3 million for our purchase of 74% interest in Morningstar.

Financing

Cash provided by financing activities in 2004 included:

•	$29.4 million from capital contributions received primarily from partners in First Shurgard and Second Shurgard;

•	$384.0 million proceeds from euro denominated bonds issued in October 2004;

•	$100.0 million proceeds from new one-year term loan facility obtained in April 2004;

•	$34.1 million of net additional draws on our domestic revolving line of credit;

•	$72.0 million proceeds from new domestic mortgage notes; and

•	$101.5 million proceeds from First Shurgard and Second Shurgard’s credit facilities.

These cash proceeds were partially offset by the following payments:

•	$112.8 million distributions paid on Common and Preferred stock;

•	$384.0 million repayment of Shurgard Europe’s euro denominated bridge loan facility;

•	$50 million repayment of senior unsecured notes at maturity;

•	$39.5 million repayment on participation rights; and

•	$69.8 million repayment on domestic mortgage notes payable.

In October 2004, Shurgard Europe completed a €325 million secured bond offering, the proceeds of which it used to repay its credit facility. The bonds are collateralized by 101 storage centers wholly-owned by Shurgard Europe that had a net book value of $579 million as of December 31, 2004 and contain various financial covenants. The notes are due on October 1, 2011. The notes are structured in three tranches, with a weighted average interest rate of 0.51% over EURIBOR. Shurgard Europe has entered into interest rate and currency swap agreements in order to hedge its interest rate exposure and to fix the interest rate through maturity at 4.23%. Additionally, on October 15, 2004 Shurgard Europe obtained a €30 million senior credit facility available in the event of a liquidity shortfall through the legal maturity of the bonds.

Using borrowing under our line of credit, we repaid our 7.5% senior unsecured notes upon their maturity in April 2004 and in December 2004, retired the remaining participation rights liability.

Cash provided by financing activities in 2003 included:

•	$178.9 million of net proceeds from the sale of 5.75 million shares of Common Stock;

•	$197.9 million of proceeds from our issuance of senior unsecured notes; and

•	$39.1 million proceeds from new domestic mortgage notes.

These cash proceeds were partially offset by the following payments:

•	$99.3 million distributions paid on our Common and Preferred stock;

•	$35.8 million repayment of mortgage notes payable;

On March 19, 2003, we issued $200 million (net proceeds of $197.9 million) in 5.875% senior unsecured notes due in 2013. The notes require semi-annual interest payments due March 15 and September 15. We used the proceeds from the notes to repay credit facility borrowings that were used to fund the acquisition of additional interests in Shurgard Europe.

On July 11, 2003, we raised approximately $178.9 million of net proceeds through the sale of 5.75 million shares of our Common Stock. We used approximately $101.6 million of the proceeds to fund the acquisition of an additional 19.7% ownership interest in Shurgard Europe. We used additional proceeds to repay a portion of the indebtedness under our line of credit.

Cash provided by financing activities in 2002 included:

•	$86.25 million from net proceeds from the sale of 2.5 million shares of our Common Stock;

•	$164.2 million of net additional draws on our domestic revolving line of credit; and

•	$30.3 million proceeds from new domestic mortgage notes.

These cash proceeds were partially offset by the following payments:

•	$87.5 million distributions paid on our Common and Preferred stock;

•	$50 million redemption of our Series B redeemable preferred stock ; and

•	$18.7 million repayment on mortgage notes payable.

On June 28, 2002, we raised approximately $82.3 million net proceeds through the sale of 2.5 million shares of Class A Common Stock. On August 19, 2002, we used approximately $50 million of the proceeds to redeem in full our 8.80% Series B Cumulative Redeemable Preferred Stock issued on April 16, 1997. Prior to the closing of the offering, we borrowed under our revolving credit facility to fund the balance of the $62 million purchase of the 74% interest in Morningstar. We repaid a portion of these borrowings with proceeds from the offering. In connection with the purchase of our interest in Morningstar, we assumed notes payable of $58.4 million with an aggregate fair value of $61.3 million and recorded a premium on these notes of $2.1 million (representing 74% of the difference between face value and fair value). These notes have various interest rates ranging from 3.74% to 9.05% per annum and mature between 2005 and 2012.

OFF BALANCE SHEET TRANSACTIONS

We had no off balance sheet arrangements as of December 31, 2004.

Item 7A—Qualitative and quantitative disclosures about market risk

We are exposed to changes in interest rates primarily from our floating rate debt arrangements. We have implemented a policy to protect against interest rate and foreign exchange risk. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve these objectives we issue long-term notes payable, primarily at fixed interest rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on existing or future borrowings. Our investment policy prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange or interest rates if unrelated to capital borrowed lent or invested by us.

We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the United States to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which we have exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, Denmark, Germany and the United Kingdom. Our net investment in these foreign operations at December 31, 2004 was in excess of $350 million, most of which we consider long term and our 2004 net loss from our foreign operations was $37.8 million. Also, we are exposed to foreign currency exchange risk related to intercompany debt with our European subsidiaries that is not denominated in the functional currency of the subsidiary or the investee. A hypothetical 5% decrease of the euro against the U.S. dollar over a given reporting period would result in an unrealized foreign exchange loss of approximately $3.5 million in that period as a result of adjusting the intercompany debt to period-end rates.

The table below summarizes annual debt maturities weighted-average interest rates on outstanding debt at the end of each year (based on a LIBOR 2.42 % and a EURIBOR of 2.13% at December 31, 2004 and a forward yield curve for following years) and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at December 31, 2004 (in thousands).

Expected maturity date	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate debt	$2,964	$7,180	$53,257	$21,570	$2,990	$531,549	$619,510	$667,678
Average interest rate	6.74%	6.72%	6.64%	6.63%	6.63%	6.63%

Variable rate LIBOR debt	$471,946	$—	$585	$—	$—	$—	$472,531	$472,531
Average interest rate	4.25%	6.40%	6.72%	—	—	—

Variable rate EURIBOR debt	$—	$—	$12,977	$118,967	$5,820	$443,299	$581,063	$581,063
Average interest rate	1.09%	3.74%	4.11%	4.06%	4.29%	4.29%

Interest rate swaps
Swaps on LIBOR	$(14,890)	$—	$—	$—	$—	$—	$(14,890)	$(14,890)
Swap on EURIBOR	$—	$(634)	$—	$(3,436)	$(2,808)	$(12,689)	$(19,567)	$(19,567)

At December 31, 2004, we were party to pay-fixed, receive-variable interest rate swaps designated as cash flow hedges that effectively fix the EURIBOR rate on portions of our expected variable rate debt through 2011. The notional amounts, the weighted average pay rates and the terms of these agreements are summarized as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter
Notional amounts	$573.7	$746.4	$773.7	$675.6	$537.8	$443.3
EURIBOR	4.78%	4.35%	4.29%	4.51%	4.97%	5.45%

At December 31, 2004, we had pay-fixed, receive variable-rate swaps with a notional amount of $578.9 million, including $443.3 million on EURIBOR and $135.7 million on LIBOR.

Based on our outstanding variable-rate LIBOR and EURIBOR debt and interest rate swaps at December 31, 2004, a hypothetical increase in these interest rates of 1% would cause our annual interest costs to increase by $6.1 million.

Item 8—Financial Statements and Supplementary Data

Our consolidated financial statements for the year ended December 31, 2004 are set forth beginning on page F-1.

Quarterly results of operations are set forth in Note 24 to our Consolidated Financial Statements that are included beginning at page F-1.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of December 31, 2004, our management, including the Chief Executive Officer and the Chief Financial Officer, with the participation of our Disclosure Committee, carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective because management did not complete its assessment of our internal control over financial reporting by the filing deadline and, as discussed below, management identified certain control deficiencies which, at December 31, 2004, represented material weaknesses.

In light of the material weaknesses described below, our management performed additional analyses and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

We intend to file an amendment to this Form 10-K to include (i) the report of management on internal control over financial reporting and the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act and (ii) revised certifications as required by Section 906 of the Sarbanes-Oxley Act and Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, once we have completed our assessment of internal control over financial reporting and our independent registered public accounting firm has completed their audit of our assessment.

Status of Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our management has initiated its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In performing our assessment of internal control over financial reporting, management is using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. However, management was not able to complete its assessment of the design of the Company’s internal control over financial reporting and the related testing of the Company’s internal control over financial reporting in order for management to complete its assessment of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2004, before the filing deadline for this Annual Report on Form 10-K.

Although our management was not able to complete its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission before the filing deadline for this Annual Report on Form 10-K, management has identified certain control deficiencies which represent material weaknesses.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the financial reporting process because the Company lacked a financial accounting and reporting infrastructure sufficient to meet the Company’s financial reporting requirements. Specifically, the material weaknesses identified were: (i) inadequate resources and expertise in accounting; (ii) a lack of formal account reconciliation procedures; (iii) inadequate controls surrounding the consolidation process and (iv) a lack of formal, written, post closing policies and procedures. These material weaknesses have a pervasive effect on our financial accounting and reporting and impact all significant accounts and transactions. Further discussion of each of these material weaknesses is presented below:

i. The Company’s accounting and finance functions have an insufficient level of experienced personnel with an in-depth knowledge of the application of U.S. GAAP, particularly at those functions in our newly consolidated subsidiaries in Europe. We also do not have an accounting and finance staff training plan to ensure U.S. GAAP is consistently applied across the Company, particularly within our European subsidiaries. As a result of this material weakness, certain processes and controls that are necessary to ensure our financial statements are fairly presented, are either performed by individuals with inadequate experience or not performed at all.

ii. The Company does not have formalized account reconciliation policies and procedures to ensure all significant accounts are accurately reconciled on a timely basis. The lack of formalized and standardized account reconciliation procedures has resulted in our inability to prevent or detect inaccurate, incomplete and improper accounting and disclosure in our financial statements. Additionally, this material weakness has not provided for the timely recognition and correction of accounting errors during 2004.

iii. The consolidation process and related system tools used to consolidate our financial statements and those of our subsidiaries are inadequate to ensure accuracy and completeness in our financial statements, particularly considering the additional requirements associated with the consolidation of our European subsidiaries in 2004. The consolidation process is performed primarily on standard spreadsheet software that is not specifically designed or customized for this purpose. This material weakness resulted in our inability to prevent or detect the reporting of inaccurate or incomplete information and limits our ability to ensure our financial reporting processes are completed timely.

iv. The Company lacks formal, written post closing policies and procedures, including those related to the authorization and review of journal entries. This material weakness resulted in our inability to prevent or detect errors in the financial data prior to the consolidation process.

These material weaknesses have resulted in our inability to both identify and correct errors in the Company’s consolidated financial statements on a timely basis, as evidenced by the restatement of our interim consolidated financial statements for each of the three quarters in the period ended September 30, 2004 and have resulted in audit adjustments to the 2004 financial statements. Additionally, the material weaknesses caused by the lack of a financial accounting and reporting infrastructure sufficient to meet the Company’s financial reporting requirements could result in material misstatements of our annual or interim financial statements that would not be prevented or detected. Upon completion of our assessment, because of these material weaknesses, management will conclude that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Controls—Integrated Framework.

Our assessment of the Company’s internal control over financial reporting has not yet been completed. As discussed above, based on the work completed thus far, we have identified various control deficiencies, some of which constitute material weaknesses. As we complete our assessment, we may identify additional control deficiencies and we may determine that those deficiencies, either alone or in combination with others (including other control deficiencies that we have identified as of the filing date of this Annual Report on Form 10-K but which do not by themselves or when aggregated with other identified deficiencies currently constitute a material weakness) constitute one or more material weaknesses.

Changes in Internal Control Over Financial Reporting

As discussed above, management has not completed its assessment of the Company’s internal control over financial reporting, but is aware of the material weaknesses listed above. Management has made changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Following is a discussion of the steps we have taken to date in an effort to enhance our overall system of internal control over financial reporting and to address certain identified internal control deficiencies, including the material weaknesses discussed under “Status of Management’s Report on Internal Control over Financial Reporting”:

•	In mid-2003, we engaged a management consulting firm specializing in internal control documentation and testing to review our internal control over financial reporting and compliance policies in the United States and in Europe. This process is ongoing.

•	We have taken several steps to increase the number of qualified accounting and finance personnel within the Company. In January 2004, we appointed an interim Chief Accounting Officer; in September 2004, we appointed a new Chief Financial Officer; and in October 2004, we hired a new Corporate Controller, all with substantial public company accounting and finance experience. We have also established and filled several new positions: In March 2004, we hired a Director of Tax with significant REIT tax experience; in June 2004, we hired a Director of Internal Audit; in August 2004, we added a new Financial Controller in Europe; in October 2004, we hired a Director of Capital Markets; and in January 2005, we hired a Director of Financial Reporting with substantial REIT and public company accounting and finance experience. We will continue to establish new positions as necessary and fill open positions as promptly as possible. However, the demand for qualified accounting and finance personnel is currently very high. In the meantime, temporary employees and contractors have performed account reconciliations and year-end close work.

•	In January 2004, the Board of Directors appointed to our Board of Directors and the Audit Committee an additional financial expert, as defined by the SEC rules, who has more than 25 years of audit experience with a nationally recognized auditing firm. In February 2005, our Board of Directors appointed to our Board of Directors and the Audit Committee an additional director with audit and international public company leadership and business experience.

•	Since early 2004, we have drafted and instituted a substantial number of written policies and procedures. We intend to develop and implement the additional necessary policies and procedures to address our internal control issues such as authorization and review of journal entries, documentation of accounting conclusions and development of accounting processes.

•	In July 2004, we established a Section 404 Steering Committee, consisting of senior members of management from our Accounting, Finance and Reporting, Legal and Business Information Technology departments, which meets on a weekly basis to monitor our progress and report regularly to our Audit Committee on the status of this project. We continue to evaluate potential improvements to the Company’s accounting and management information systems.

•	We implemented a U.S. GAAP financial statement disclosure requirements checklist in the second quarter of 2004 for use by our U.S. accounting and finance personnel as a reference tool during our interim and year-end reporting periods. In the fourth quarter of 2004, we introduced a modified version of the checklist for use by our European accounting and finance personnel. In mid-2004, management commenced weekly telephone conferences with our European accounting and finance leadership to discuss accounting issues, ensure consistent and proper application of U.S. GAAP and perform a detailed analytical review of our financial reporting. Our new Director of Financial Reporting provides additional oversight to ensure consistency, to maintain communication and to enhance the knowledge of U.S. GAAP between and within our U.S. and European financial reporting teams.

•	As an interim step to remedy our lack of formalized and standardized account reconciliation procedures, during the fourth quarter of 2004 and the first quarter of 2005, all of our significant general ledger accounts were assigned to personnel for reconciliation and have been reconciled as of December 31, 2004, although many of these were reconciled by temporary employees or contractors. We intend to implement a formalized process to ensure that these reconciliations are completed at each period-end on a timely basis by permanent, qualified employees.

•	Since the third quarter of 2004, we have developed several policies and procedures surrounding the consolidation process and have implemented access controls and other spreadsheet controls over the software tools that we currently use for consolidation. Additionally, we conducted a successful parallel close on a new consolidation tool for the fourth quarter of 2004 and will use the new software as our primary consolidation tool for the first quarter of 2005.

Item 9B—Other Information

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required by this item with respect to the adoption of a code of ethics is set forth in our proxy statement for the annual meeting of shareholders to be held May 6, 2005, and is incorporated herein by reference.

Item 11—Executive Compensation

The information required by this item is set forth in our proxy statement for the annual meeting for shareholders to be held May 6, 2005, and is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial ownership and management required by this item, other than the information set forth below under “Equity Compensation Plan Information,” is set forth in our proxy statement for the annual meeting of shareholders to be held May 6, 2005 and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of December 31, 2004, regarding outstanding options and shares available for issuance under the Company’s existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (2)
Equity compensation plans approved by security holders (1)	2,712,470	$31.69	1,015,730
Equity compensation plans not approved by security holders (3)	15,500	21.55	—

Total	2,727,970	$31.64	1,015,730

(1)	Represents options outstanding under the 1993 Stock Option Plan, the 1995 Long-Term Incentive Plan, the 2000 Long-Term Incentive Plan, the 2004 Long-Term Incentive Plan approved by the shareholders on June 29, 2004 and the Amended and Restated Stock Incentive Plan for Nonemployee Directors.
(2)	Represents shares remaining available for future issuance under the 2004 Long-Term Incentive Plan (3,474,925) the 2000 Long-Term Incentive Plan (11,665), and the 1996 Employee Stock Purchase Plan (241,610). Both the 2000 Long-Term Incentive Plan and the Long-Term Incentive Plan 2004 provide for the grant of restricted stock, performance awards, other stock-based awards (such as restricted stock units) and dividend equivalent rights, in addition to stock options.
(3)	Does not include options for the purchase of 15,500 shares of the common stock outstanding as of December 31, 2004 that were assumed in connection with Shurgard’s acquisition of Shurgard Incorporated. The assumed options have a weighted-average exercise price of $21.55 per share. In the event that any assumed option is not exercised, no further option to purchase shares of Common Stock will be issued in place of such unexercised option.

Item 13—Certain Relationships and Related Transactions

The information required by this item is set forth in our proxy statement for the annual meeting for shareholders to be held May 6, 2005, and is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

The information required by this item is set forth in our proxy statement for the annual meeting for shareholders to be held May 6, 2005, and is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(1) Financial Statements – Part II Item 8

CONSOLIDATED FINANCIAL STATEMENTS—Shurgard Storage Centers, Inc.

NON CONSOLIDATED SIGNIFICANT SUBSIDIARY FINANCIAL STATEMENTS—Shurgard Self Storage SCA

(2) Schedules

Schedule III—Real Estate and Accumulated Depreciation for the years ended December 31, 2004, 2003 and 2002 has been included as noted above.

All other schedules have been omitted because of the absence of the conditions under which they are required or because of the information required is included in the financial statements or notes thereto.

(3) Exhibits

2.1	Agreement and Plan of Merger dated as of December 19, 1994 between the Registrant and Shurgard Incorporated

2.2	Articles of Merger of SSC Acquisitions, Inc. and Shurgard Storage Centers, Inc. (Exhibit 3.5)(1)

2.3	Securities Purchase Agreement dated March 10, 2003 between SSC Benelux Inc. as Buyer, SSC General Partner (Guernsey) Limited and SSC Partner (Guernsey) Limited as Seller, and Credit Suisse First Boston Europe (Limited) (Exhibit 10.43)(2)

2.4	Securities Purchase Agreement dated June 11, 2003 between SSC Benelux Inc. as Buyer, REIB Europe Operator Limited and REIB International Holdings Limited as Seller (Exhibit 10.26)(3)

2.5	Securities Purchase Agreement dated June 11, 2003 between SSC Benelux Inc. as Buyer, AIG Self Storage GP, LLC, AIG Self Storage LP, LLC and AIRE Investments, Sarl, as Sellers (Exhibit 10.28)(3)

2.6	Amended and Restated Agreement and Plan of Merger dated June 30, 2003 by and among Shurgard Storage Inc. (“Shurgard”) SSCI Minnesota Corporation (“Merger Subsidiary”) and Two S Properties, Inc., Three S Properties, Inc., Superior Storage I, LLC, Superior Storage II, LLC, Superior Woodbury, LLC (collectively, the “Companies”) and the revocable Trust of Gerald A. Schwalbach, the revocable Trust of Patrick L. Stotesbery (collectively, the “Trusts”), and Gerald A. Schwalbach, Patrick L. Stotesbery (Exhibit 10.23)(3)

2.7	Securities Purchase Agreement dated September 2003 between SSC Benelux Inc. as Buyer, Grana International SA, Restructuring Competence SA, European Self Storage SA, Ake Fogelberg, and Patrick Metdepenninghen as Sellers (Exhibit 10.29)(3)

2.8	Purchase and Sale Agreement (Membership Interests) dated as of June 25, 2004 between Shurgard Development IV, Inc., Shurgard Storage Centers, Inc. and CCPRE-Storage, LLC (Exhibit 10.39)(4)

3.1	Articles of Incorporation of the Registrant (Exhibit 3.1)(1)

3.2	Restated Bylaws of the Registrant (Exhibit 3.7)(1)

3.3	Designation of Rights and Preferences of Series A Junior Participating Preferred Stock (Exhibit 3.2) (1)

3.4	Designation of Rights and Preferences of 8.7% Series C Cumulative Redeemable Preferred Stock (Exhibit 3) (5)

3.5	Designation of Rights and Preferences of 8.75% Series D Cumulative Redeemable Preferred Stock (Exhibit 3.8)(1)

4.1	Amended and Restated Rights Agreement dated as of March 12, 2004 between the Registrant and American Stock Transfer & Trust Corporation (Exhibit 2.1)(6)

4.2	Indenture dated April 25, 1997 between the Registrant and LaSalle National Bank, as Trustee (Exhibit 10)(7)

4.3	Supplemental Indenture dated July 11, 1997 (Exhibit 4.4)(8)

4.4	Form of 7 1/2% Notes due 2004 (Exhibit 4.1)(9)

4.5	Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(9)

4.6	Form of 7 3/4% Notes due 2011 (Exhibit 4.4)(10)

4.7	Form of 5.875% Notes due 2013 (Exhibit 4.1)(11)

4.8	Registration Rights Agreement dated June 30, 2003, between Shurgard Storage Centers, Inc., Gerald A. Schwalbach, as Trustee of the Revocable Trust of Gerald A. Schwalbach, Patrick L. Stotesbery, as Trustee of the Revocable Trust of Patrick L. Stotesbery, NDLC Limited Partnership, and NBS Associates Limited Partnership (Exhibit 4.8)(3)

4.9	Registration Rights Agreement dated September 2003 between Shurgard Storage Centers, Inc, and Grana International SA, Restructuring Competence SA, European Self Storage SA, Ake Fogelberg, and Patrick Metdepenninghen (Exhibit 4.9)(3)

4.10	Amendment No. 1 dated December 1, 2003 to Registration Rights Agreement dated September 2003 between Shurgard Storage Centers, Inc, and Grana International SA, Restructuring Competence SA, European Self Storage SA, Ake Fogelberg, and Patrick Metdepenninghen (Exhibit 4.9)(3)

10.1	Amended and Restated 1993 Stock Option Plan (Exhibit 10.7)(12)*

10.2	Amended and Restated Stock Incentive Plan for Nonemployee Directors (Exhibit 10.7)(13)*

10.3	1995 Long-Term Incentive Compensation Plan(14)*

10.4	2000 Long-Term Incentive Compensation Plan (Exhibit 10.27)(15)*

10.5	Form of Non-Qualified Stock Option Notice of Grant (under 2000 LTIP Plan)*

10.6	Form of Incentive Stock Option Notice of Grant (under 2000 LTIP Plan)*

10.7	2004 Long-Term Incentive Compensation Plan(16)*

10.8	Form of Non-Qualified Stock Option Notice of Grant (under 2004 LTIP Plan)*

10.9	Form of Incentive Stock Option Notice of Grant (under 2004 LTIP Plan)*

10.10	Form of Restricted Stock Award Agreement (under 2000 LTIP Plan or 2004 LTIP Plan)*

10.11	Amendment dated January 30, 2001 to 1996 Employee Stock Purchase Plan dated January 30, 2001 (Exhibit 10.1)(17)

10.12	Amended and Restated Class A Common Stock Dividend Reinvestment Plan, dated January 30, 2001 (Exhibit 10.2)(17)

10.13	Form of Senior Management Employment (upon Business Combination) Agreement (Exhibit 10.1) and schedule of actual agreements*

10.14	Senior Management Employment Agreement dated December 17, 2003 between Shurgard Storage Centers, Inc. and David Grant (Exhibit 10.35)(3)*

10.15	Partnership Agreement, dated April 28, 1998, between Shurgard Development I, Inc. and Fremont Storage Partners I, L.P. forming Shurgard/Fremont Partners I (Exhibit 1.1)(19)

10.16	Partnership Agreement, dated March 17, 1999, between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II (Exhibit 10.1)(20)

10.17	First Amendment to Partnership Agreement between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II as of April 27, 1999 (Exhibit 10.2)(20)

10.18	Limited Liability Company Agreement forming CCP/Shurgard Venture, LLC dated May 12, 2000 between Shurgard Development IV, Inc. and Chase Capital Partners Real Estate Storage, LLC (Exhibit 10.2)(21)

10.19	Amended and Restated Limited Liability Company Agreement of CCP/Shurgard Venture, LLC dated December 26, 2000 between Shurgard Development IV, Inc. and CCPRE-Storage, LLC (Exhibit 10.34)(15)

10.20	Loan Agreement dated December 28, 2000 between CCP/Shurgard Venture, LLC and General Electric Capital Corporation (Exhibit 10.35)(15)

10.21	Contribution Agreement dated December 28, 2000 between Shurgard Development IV, Inc., Shurgard Storage Centers, Inc., Shurgard Texas L.P., SSC Evergreen, CCPRE-Storage, LLC, and CCP/Shurgard Venture, LLC (Exhibit 10.36)(15)

10.22	Joint-Venture Agreement with respect to SSC Benelux & Co. S.C.A. dated October 8, 1999, between Shurgard Storage Centers, Inc., SSC Benelux, Inc., Shurope Storage S.A., Recom & Co, S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., as Existing Partners, and REIB Europe Operator Limited, REIB International Holdings Limited, Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., SSC General Partner (Guernsey) Limited, SSC Partner (Guernsey) Limited, AIG Self Storage GP, LLC, AIG Self Storage LP, LLC, as Investors, and Deutsche Bank Aktiengesellschaft, London, Fremont Investors, Inc., Credit Suisse First Boston (International) AG, AIG Global Real Estate Investment Corp., Credit Suisse First Boston (Europe) Limited, and SSC Benelux & Co. S.C.A. (Exhibit 10.42)(22)

10.23	Addendum No. 3 dated September 2003 (superseding Addenda Nos. 1 and 2) to Joint Venture Agreement of October 8, 1999 between Shurgard Storage Centers, Inc., SSC Benelux, Inc., Shurope Storage S.A., Recom & Co, S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., Fremont SE (G.P.) II Ventures, L.L.C., Fremont SE (L.P.) II Ventures, L.L.C., Fremont Investors, Inc., and Shurgard Self Storage SCA (Exhibit 10.33)(3)

10.24	Addendum No. 4 dated June 7, 2004 to Joint Venture Agreement of October 8, 1999 between Shurgard Storage Centers, Inc., SSC Benelux, Inc., Shurope Storage S.A., Recom & Co, S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., Fremont SE (G.P.) II Ventures, L.L.C., Fremont SE (L.P.) II Ventures, L.L.C., Fremont Investors, Inc., and Shurgard Self Storage SCA (Exhibit 10.45)(23)

10.25	Revolving Credit Agreement dated October 11, 1999 Relating to the Development of Self Storage Centres by SSC Benelux & Co. SCA Group, between SSC Benelux & Co. SCA as Borrower, Arranged by Credit Suisse First Boston (Europe) Limited, as amended (Exhibit 10.13)(3)

10.26	Supplemental Agreement dated as of December 18, 2003 between Shurgard Self Storage SCA as Borrower, and Citibank N.A., London Branch, as Agent, Credit Suisse First Boston, as Security Trustee, and Citibank International plc, Belgium Branch, as the Bank, to the Credit Agreement dated October 11, 1999 (as amended and restated) between Shurgard Self Storage SCA, as Borrower, Credit Suisse First Boston, as Agent and Security Trustee, and certain Financial Institutions, as the Banks (Exhibit 10.30)(3)

10.27	Supplemental Agreement dated January 26, 2004 to the Credit Agreement dated October 11, 1999 between Shurgard Self Storage S.C.A. as Borrower and Citibank N.A., London Branch, as Agent, Credit Suisse First Boston, as Security Trustee, and Citibank International plc, Belgium Branch, as the Bank. (Exhibit 10.38)(24)

10.28	Third Amended and Restated Loan Agreement dated February 26, 2001 among Shurgard Storage Centers, Inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. (Exhibit 10.37)(15)

10.29	First Amendment dated November 27, 2001 to Third Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. (Exhibit 10.41)(22)

10.30	Second Amendment dated April 12, 2004 to Third Amended and Restated Loan Agreement among Shurgard Storage Centers, inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. (Exhibit 10.52)(25)

10.31	Term Loan Agreement dated April 5, 2004 among Shurgard Storage Centers, Inc., certain lenders and Bank of America, N.A. (Exhibit 10.51)(25)

10.32	Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.4)(26)

10.33	Amendment No.1 dated May 26, 2003 to the Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.32)(3)

10.34	Amendment No. 2 dated December 3, 2003 to the Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.34)(3)

10.35	Amendment No. 3 dated October 14, 2004 to the Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.46)(23)

10.36	Variation Agreement dated June 24, 2003 between SSC Benelux Inc. as Buyer, REIB Europe Operator Limited and REIB International Holdings Limited as Seller (Exhibit 10.27)(3)

10.37	Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl (Exhibit 10.1)(27)

10.38	Addendum dated February 28, 2003 to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl

10.39	Addendum No. 2 dated May 26, 2003 to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl (Exhibit 10.2)(27)
10.40	Addendum No. 3 dated as of September 22, 2003 to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl

10.41	Amendment dated January 3, 2003 to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl

10.42	Amendment No. 2 dated May 26, 2003 to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl (Exhibit 10.3)(27)

10.43	Development Agreement dated May 26, 2003 with respect to First Shurgard Sprl between Shurgard Self Storage SCA and First Shurgard Sprl (Exhibit 10.1)(27)

10.44	Property Asset Management Agreement dated May 26, 2003 with respect to First Shurgard Sprl between Shurgard Self Storage SCA and First Shurgard Sprl (Exhibit 10.4)(27)

10.45	Amendment Agreement dated September 20, 2004 regarding the Development Agreement and the Property Asset Management Agreement with respect to First Shurgard Sprl between Shurgard Self Storage SCA and First Shurgard Sprl

10.46	Senior Credit Agreement dated May 26, 2003, as amended by Amendment Agreements dated July 11, 2003 and December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sàrl, First Shurgard Deutschland GmbH, Société Générale and others (Exhibit 10.1)(28)

10.47	Subscription Agreement with respect to securities to be issued by First Shurgard Finance Sàrl, dated as of May 26, 2003, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale (Exhibit 10.3)(28)

10.48	Amendment No. 1 to the Subscription Agreement with respect to securities to be issued by First Shurgard Finance Sàrl, dated as of December 3, 2003, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale (Exhibit 10.4)(28)

10.49	Put and Call Option Agreement with respect to bonds to be issued by First Shurgard Finance Sàrl, dated as of May 26, 2003, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale (Exhibit 10.6)(28)

10.50	Amendment No. 1 to the Put and Call Option Agreement with respect to bonds to be issued by First Shurgard Finance Sàrl, dated as of December 3, 2003, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale (Exhibit 10.7)(28)

10.51	Second Joint Venture Agreement with respect to Second Shurgard dated July 12, 2004 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments II SARL, as amended (Exhibit 10.40)(29)

10.52	Development Agreement with respect to Second Shurgard dated July 12, 2004 between Shurgard Self Storage SCA and Second Shurgard SPRL (Exhibit 10.41)(29)

10.53	Property and Asset Management Agreement with respect to Second Shurgard dated July 12, 2004 between Shurgard Self Storage SCA and Second Shurgard SPRL (Exhibit 10.42)(29)

10.54	Credit Facility Agreement dated July 12, 2004 between Second Shurgard SPRL, Second Shurgard Finance SARL, the Royal Bank of Scotland as Mandated Lead Arranger, the Royal Bank of Scotland PLC as Facility Agent (Exhibit 10.43)(29)

10.55	Subscription Agreement dated October 11, 2004 among Self-Storage Securitization B.V., Shurgard Self Storage SCA, et al and Citigroup Global Markets Ltd. (Exhibit 10.1)(30)

10.56	Settlement Agreement and Mutual Release dated September 16, 2004 with respect to Amended and Restated Agreement and Plan of Merger dated as of June 30, 2003 between Shurgard Storage Centers, Inc. and Schwalbach, Stotesbery and certain other entities affiliated with Schwalbach and Stotesbery and the Registration Rights Agreement and with the Merger Agreement, dated as of June 30, 2003, among Shurgard Storage Centers, Inc. and the Schwalbach and Stotesbery Entities (Exhibit 10.44)(23)

10.57	Trust Deed dated as of October 15, 2004 between Self-Storage Securitisation B.V. and Citicorp Trustee Company Limited (Exhibit 10.1)(31)

10.58	Master Framework Agreement dated as of October 15, 2004 among Self-Storage Securitisation B.V., Shurgard Self Storage SCA, Citicorp Trustee Company Limited, Citibank, N.A., Citigroup Global Markets Limited, Citibank International plc, Barclays Bank PLC and the other parties named therein. (Exhibit 10.2)(31)

10.59	Agency Agreement dated as of October 15, 2004 among Self-Storage Securitisation B.V., Citicorp Trustee Company Limited, Citibank, N.A. and Citibank International PLC. (Exhibit 10.3)(31)

10.60	Issuer/Borrower Facility Agreement dated as of October 15, 2004 among Shurgard Self Storage SCA, Self-Storage Securitisation B.V., Citicorp Trustee Company Limited and the other parties named therein. (Exhibit 10.4)(31)

10.61	Liquidity Facility Agreement dated as of October 15, 2004 among Self-Storage Securitisation B.V., Barclays Bank PLC, Citicorp Trustee Company Limited and Shurgard Self Storage SCA. (Exhibit 10.5)(31)

10.62	Tax Deed of Covenant dated as of October 15, 2004 among Self-Storage Securitisation B.V., Shurgard Self Storage SCA, Citigroup Global Markets Limited, Citicorp Trustee Company Limited and the other parties named therein. (Exhibit 10.6)(31)

16.1	Letter dated November 25, 2003 from Deloitte & Touche LLP to the Securities and Exchange Commission (Exhibit 16.1)(32)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche (Reviseurs d’Entreprises SC s.f.d. SCRL)

31.1	CEO 302 Certification of Periodic Report dated March 28, 2005.

31.2	CFO 302 Certification of Periodic Report dated March 28, 2005.

31.3	President, COO 302 Certification of Periodic Report dated March 28, 2005.

32.1	CEO 906 Certification of Periodic Report dated March 28, 2005.

32.2	CFO 906 Certification of Periodic Report dated March 28, 2005.

32.3	President, COO 906 Certification of Periodic Report dated March 28, 2005.

(1)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A dated February 23, 2001.

(2)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(4)	Incorporated by reference to designated exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A dated December 3, 1998.

(6)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A/A dated March 15, 2004.

(7)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1997.

(8)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(9)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated April 22, 1997.

(10)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form S-4, filed on June 20, 2001.

(11)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated March 20, 2003.

(12)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(13)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(14)	Incorporated by reference to Appendix B filed as part of the Registrant’s Definitive Proxy Statement dated June 8, 1995.

(15)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2000.

(16)	Incorporated by reference to Appendix A filed as part of the Registrant’s Definitive Proxy Statement dated June 7, 2004.

(17)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2001.

(18)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(19)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated May 29, 1998.

(20)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

(21)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(22)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(23)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(24)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2004.

(25)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated April 30, 2004.

(26)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated June 21, 2002.

(27)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated May 30, 2003.

(28)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated February 25, 2005.

(29)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2004.

(30)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated October 15, 2004.

(31)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated October 21, 2004.

(32)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K/A dated November 26, 2003.

(33)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A dated February 23, 2001.

(34)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(35)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(36)	Incorporated by reference to designated exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(37)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A dated December 3, 1998.

(38)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A/A dated March 15, 2004.

(39)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1997.

(40)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(41)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated April 22, 1997.

(42)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form S-4, filed on June 20, 2001.

(43)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated March 20, 2003.

(44)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(45)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(46)	Incorporated by reference to Appendix B filed as part of the Registrant’s Definitive Proxy Statement dated June 8, 1995.

(47)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2000.

(48)	Incorporated by reference to Appendix A filed as part of the Registrant’s Definitive Proxy Statement dated June 7, 2004.

(49)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2001.

(50)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(51)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated May 29, 1998.

(52)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

(53)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(54)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(55)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(56)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2004.

(57)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated April 30, 2004.

(58)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated June 21, 2002.

(59)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated May 30, 2003.

(60)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated February 25, 2005.

(61)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2004.

(62)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated October 15, 2004.

(63)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated October 21, 2004.

(64)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K/A dated November 26, 2003.

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC. (Registrant)

By:	/s/ CHARLES K. BARBO
Charles K. Barbo Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES K. BARBO Charles K. Barbo	Chairman of the Board, Chief Executive Officer	March 28, 2005

/s/ DEVASIS GHOSE Devasis Ghose	Executive Vice President, Chief Financial Officer	March 28, 2005

/s/ DAVID K. GRANT David K. Grant	Director, President, Chief Operating Officer	March 28, 2005

/s/ ANNA KARIN ANDREWS Anna Karin Andrews	Director	March 28, 2005

/s/ HOWARD P. BEHAR Howard P. Behar	Director	March 28, 2005

/s/ RICHARD P. FOX Richard P. Fox	Director	March 28, 2005

/s/ RAYMOND A. JOHNSON Raymond A. Johnson	Director	March 28, 2005

/s/ W. THOMAS PORTER W. Thomas Porter	Director	March 28, 2005

/s/ GARY E. PRUITT Gary E. Pruitt	Director	March 28, 2005

/s/ D. LYNN THROWER D. Lynn Thrower	Vice President, Chief Accounting Officer	March 28, 2005

Item 8—Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Shurgard Storage Centers, Inc.:

We were engaged to perform an integrated audit of Shurgard Storage Centers, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). We have audited the Company’s 2004, 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion on the consolidated financial statements, based on our audits of those consolidated financial statements and the report of other auditors, is presented below. However, as explained more fully below, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Consolidated financial statements and financial statement schedule

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Shurgard Storage Centers, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audit, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the financial statements as of December 31, 2003 and for each of the two years in the period ended December 31, 2003 of Shurgard Self Storage, SCA, an investment accounted for under the equity method. Those statements, which reflect total shareholders’ equity of $137.6 million as of December 31, 2003 and net loss of $29.9 million and $29.8 million for the years ended December 31, 2003 and 2002, respectively, were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Shurgard Self Storage, SCA, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As further described in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, in 2004.

Internal control over financial reporting

The Company has not reported on its assessment of the effectiveness of internal control over financial reporting. Accordingly, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting.

Although management has not reported on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, management has identified the following material weaknesses as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company did not maintain effective controls over the financial reporting process because the Company lacked a financial accounting and reporting infrastructure sufficient to meet the Company’s financial reporting requirements. Specifically, the material weaknesses identified were: (i) inadequate resources and expertise in accounting; (ii) a lack of formal account reconciliation procedures; (iii) inadequate controls surrounding the consolidation process and (iv) a lack of formal, written, post closing policies and procedures. These material weaknesses have a pervasive effect on the Company’s financial accounting and reporting and impact all significant accounts and transactions. Further discussion of each of these material weaknesses is presented below:

i.	The Company’s accounting and finance functions have an insufficient level of experienced personnel with an in-depth knowledge of the application of U.S. GAAP, particularly at those functions in the Company’s newly consolidated subsidiaries in Europe. The Company also does not have an accounting and finance staff training plan to ensure U.S. GAAP is consistently applied across the Company, particularly within its European subsidiaries. As a result of this material weakness, certain processes and controls that are necessary to ensure that the Company’s financial statements are fairly presented are either performed by individuals with inadequate experience or not performed at all.

ii.	The Company does not have formalized account reconciliation policies and procedures to ensure all significant accounts are reconciled accurately on a timely basis. The lack of formalized and standardized account reconciliation procedures has resulted in the Company’s inability to prevent or detect inaccurate, incomplete and improper presentation and disclosure in the Company’s financial statements. Additionally, this material weakness has not provided for the timely recognition and correction of accounting errors.

iii.	The consolidation process and related system tools used to consolidate the Company’s financial statements and those of its subsidiaries are inadequate to ensure accuracy and completeness in the Company’s financial statements, particularly considering the additional requirements associated with the consolidation of its European subsidiaries in 2004. The consolidation process is performed primarily on standard spreadsheet software that is not specifically designed or customized for this purpose. This material weakness resulted in the Company’s inability to prevent or detect the reporting of inaccurate or incomplete information and limits the Company’s ability to ensure its financial reporting processes are completed timely.

iv.	The Company lacks formal, written post closing policies and procedures, including those related to the authorization and review of journal entries. This material weakness resulted in the Company’s inability to prevent or detect errors in the financial data prior to the consolidation process.

These material weaknesses have resulted in the Company’s inability to both identify and correct errors in the Company’s consolidated financial statements on a timely basis, as evidenced by the restatement of the Company’s interim consolidated financial statements for each of the three quarters in the period ended September 30, 2004 and have resulted in audit adjustments to the 2004 financial statements. Additionally, the material weaknesses caused by the lack of a financial accounting and reporting infrastructure sufficient to meet the Company’s financial reporting requirements could result in material misstatements of the Company’s annual or interim financial statements that would not be prevented or detected.

The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company’s internal control over financial reporting was effective as of that date. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our disclaimer of opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 25, 2005

SHURGARD STORAGE CENTERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31, 2004	December 31, 2003
ASSETS :
Storage centers:
Operating storage centers	$3,143,488	$1,902,636
Less accumulated depreciation	(479,531)	(322,005)

Operating storage centers, net	2,663,957	1,580,631
Construction in progress	58,431	38,867
Properties held for sale	8,328	1,530

Total storage centers	2,730,716	1,621,028

Investment in Shurgard Europe	—	319,267
Cash and cash equivalents	50,277	11,670
Restricted cash	7,181	1,585
Notes receivable affiliate	—	56,543
Goodwill	24,206	24,206
Other assets	120,504	32,792

Total assets	$2,932,884	$2,067,091

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$60,938	$30,260
Other liabilities	112,014	46,602
Lines of credit	397,300	263,220
Notes payable	1,287,202	711,026
Participation rights liability, net of $4,053 discount at December 31, 2003	—	40,623

Total liabilities	1,857,454	1,091,731

Minority interest	169,232	20,940
Commitments and contingencies (Notes 5, 11, 16, 25 and 26)
Shareholders’ equity :
Series C Cumulative Redeemable Preferred Stock; $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value; 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 46,624,900 and 45,747,751 shares issued and outstanding, respectively	47	46
Additional paid-in capital	1,127,138	1,100,949
Accumulated deficit	(354,985)	(287,516)
Accumulated other comprehensive income	2,815	9,758

Total shareholders’ equity	906,198	954,420

Total liabilities and shareholders’ equity	$2,932,884	$2,067,091

The accompanying notes are an integral part of these statements.

SHURGARD STORAGE CENTERS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands except share data)

	For the year ended December 31,
	2004	2003	2002
Revenue
Storage center operations	$420,560	$292,357	$263,365
Other	5,101	6,877	6,080

Total revenue	425,661	299,234	269,445

Expenses
Operating	185,547	99,857	84,045
Depreciation and amortization	87,728	55,783	50,654
Real estate taxes	34,114	27,850	25,403
Impairment losses	80	12,671	1,626
General, administrative and other	32,960	18,012	9,880

Total expenses	340,429	214,173	171,608

Income from storage center operations	85,232	85,061	97,837

Other Income (Expense)
Interest:
Interest on loans	(82,876)	(51,182)	(40,051)
Amortization of participation rights discount	1,123	5,529	(4,824)
Loss on derivatives	(615)	(2,194)	(10,999)
Foreign exchange gain (loss)	6,247	(431)	—
Interest income and other, net	4,359	4,887	6,311

Other expense, net	(71,762)	(43,391)	(49,563)

Income before equity in earnings of other real estate investments, net, minority interest and income taxes	13,470	41,670	48,274
Minority interest	16,608	(1,206)	(866)

Equity in earnings (losses) of other real estate investments, net	93	(3,099)	(1,178)
Income tax expense	(72)	(1,611)	—

Income from continuing operations	30,099	35,754	46,230

Discontinued operations
Income from discontinued operations	1,309	1,884	1,829
Gain on sale of discontinued operations	16,226	—	—

Total discontinued operations	17,535	1,884	1,829

Cumulative effect of change in accounting principle	(2,339)	—	—

Net Income	45,295	37,638	48,059

Net Income Allocation
Preferred stock dividends	(11,897)	(11,896)	(16,639)

Net income available to common shareholders	$33,398	$25,742	$31,420

Net Income per Common Share—Basic:
Income from continuing operations available to common shareholders	$0.39	$0.59	$0.86
Discontinued operations	0.38	0.04	0.05
Cumulative effect of change in accounting principle	(0.05)	—	—

Net income per share	$0.72	$0.63	$0.91

Net Income per Common Share—Diluted:
Income from continuing operations available to common shareholders	$0.39	$0.58	$0.84
Discontinued operations	0.37	0.04	0.05
Cumulative effect of change in accounting principle	(0.05)	—	—

Net income per share	$0.71	$0.62	$0.89

Distributions per common share	$2.19	$2.15	$2.11

The accompanying notes are an integral part of these statements.

SHURGARD STORAGE CENTERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Loans to Class B Shareholders	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2002	7,450	$181,183	32,655	$33	155	$—	$(2,772)	$707,611	$(186,402)	$(824)	$698,829
Comprehensive income									48,059	(1,910)	46,149
Issuance of common stock			3,279	3	(155)			96,971			96,974
Redemption of preferred stock	(2,000)	(50,000)									(50,000)
Payment on loan to shareholder							2,772				2,772
Distributions:
Preferred									(14,695)		(14,695)
Common	—	—	—	—	—	—	—	—	(72,773)	—	(72,773)

Balance, December 31, 2002	5,450	131,183	35,934	36	—	—	—	804,582	(225,811)	(2,734)	707,256
Comprehensive income									37,638	12,492	50,130
Issuance of common stock			9,814	10				296,367			296,377
Distributions:
Preferred									(11,896)		(11,896)
Common	—	—	—	—	—	—	—	—	(87,447)	—	(87,447)

Balance, December 31, 2003	5,450	131,183	45,748	46	—	—	—	1,100,949	(287,516)	9,758	954,420
Comprehensive income									45,295	(6,943)	38,352
Issuance of common stock			877	1				26,189			26,190
Distributions:
Preferred									(11,897)		(11,897)
Common	—	—	—	—	—	—	—	—	(100,867)	—	(100,867)

Balance, December 31, 2004	5,450	$131,183	46,625	$47	—	$—	—	$1,127,138	$(354,985)	$2,815	$906,198

The accompanying notes are an integral part of these statements.

SHURGARD STORAGE CENTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2004	2003	2002
Operating activities:
Net income	$45,295	$37,638	$48,059
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	—	—	(1,724)
Gain on sale of assets, including discontinued operations	(16,689)	(2,489)	(916)
Cumulative effect of change in accounting principle	2,339	—	—
Depreciation and amortization	87,728	55,784	50,654
Amortization of participation rights discount	(1,123)	(5,529)	4,824
Loss on derivatives	615	2,194	10,999
Equity in (earnings) losses of other real estate investments, net	(93)	3,099	1,178
Impairment losses	80	12,671	1,626
Stock-based compensation expense	2,763	1,150	578
Depreciation associated with discontinued operations	396	596	596
Non-cash interest and other	8,140	4,153	3,765
Foreign currency exchange gain (loss)	(6,247)	431	—
Minority interest	(16,608)	1,206	866
Changes in operating accounts, net of effect of acquisitions
Other assets	(6,299)	7,662	(1,957)
Accounts payable and other liabilities	19,956	4,826	(5,810)

Net cash provided by operating activities	120,253	123,392	112,738

Investing activities:
Construction, acquisition and improvements to storage centers	(229,805)	(97,482)	(136,167)
Proceeds from sale of assets	30,071	5,725	2,443
Changes in restricted cash, net	(3,046)	(355)	(52)
Purchase of other real estate investments	—	—	(375)
Purchase of intangible assets	(1,436)	(390)	(1,010)
Increase in bonds receivable from European affiliate	—	(59)	(48,004)
(Increase) decrease in notes receivable	(5,617)	(6,256)	2,381
Purchase of additional interest in affiliated partnership	(2,457)	(245)	—
Increase in cash due to consolidation of Shurgard Europe	32,877	—	—
Purchase of interest in Morningstar Storage Centers, LLC, net of cash acquired	—	—	(60,343)
Increase in cash due to purchase of Minnesota Mini Storage	—	317	—
Purchase of additional interest in European affiliated partnerships	(5,285)	(309,068)	—

Net cash used in investing activities	(184,698)	(407,813)	(241,127)

Financing activities:
Proceeds from notes payable	556,763	237,047	30,316
Payments on notes payable	(96,500)	(55,789)	(18,749)
Proceeds from lines of credit	427,000	589,695	454,639
Payments on lines of credit	(676,949)	(594,114)	(290,399)
Payment of loan costs	(2,621)	(1,276)	(880)
Payments on participation rights	(39,500)	(1,320)	(4,369)
Proceeds from financing arrangements	—	—	1,376
Proceeds from issuance of common stock, net	—	178,236	82,255
Proceeds from payments on loans to shareholders	—	20,000	2,772
Proceeds from participating mortgages	—	—	2,530
Distributions paid on Common and Preferred stock	(112,764)	(99,343)	(87,468)
Payment for redemption of preferred stock	—	—	(50,000)
Proceeds from exercise of stock options and dividend reinvestment plan	21,491	12,858	14,141
Contributions received from minority partners	29,403	226	533
Distributions paid to minority partners	(6,956)	(3,097)	(4,438)

Net cash provided by financing activities	99,367	283,123	132,259

Effect of exchange rate changes on cash and cash equivalents	3,685	—	—
Increase (decrease) in cash and cash equivalents	38,607	(1,298)	3,870
Cash and cash equivalents at beginning of period	11,670	12,968	9,098

Cash and cash equivalents at end of period	$50,277	$11,670	$12,968

SHURGARD STORAGE CENTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	For the year ended December 31,
	2004	2003	2002
Supplemental schedule of cash flow information:
Cash paid for interest on loans	$71,791	$47,272	$40,056

Cash paid for participation rights	$39,500	$1,320	$—

Cash paid for income taxes	$40	$3,358	$—

Supplemental schedule of noncash investing information:
Fair value adjustments of derivatives	$11,779	$136	$(11,912)

Common stock issued as consideration for acquisitions	$1,936	$84,134	$—

Non-cash contributions from minority interest partners	$3,635	$2,336	$3,127

The accompanying notes are an integral part of these statements.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business

Shurgard Storage Centers, Inc. and our subsidiaries (“the Company”, “we, “Shurgard” or “us”) are engaged principally in investing in, acquiring, developing and operating self-storage centers located in markets throughout the United States and in Western Europe. Our revenues are generated primarily from leasing self-storage space to tenants on a month-to-month basis. We also provide ancillary services at our storage centers consisting primarily of truck rentals and sales of storage products. For periods prior to 2004, we did not consolidate Shurgard Self Storage, SCA (Shurgard Europe) in our financial statements. Instead, we accounted for our investments in these entities under the equity method of accounting due to the substantive and important approval rights over significant operating decisions retained by our partners in these entities (see Note 3).

Note 2—Summary of Significant Accounting Policies

Basis of presentation:  The Consolidated Financial Statements are presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Shurgard and our consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any references to the number of properties and square footage in the consolidated financial statement notes are unaudited.

Consolidated and unconsolidated subsidiaries:  We consolidate all wholly-owned subsidiaries. We assess whether partially owned subsidiaries are Variable Interest Entities (VIEs) as defined by FASB Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities”, a revision to FIN 46 (FIN 46R). Upon implementation of FIN 46R in January 1, 2004 we consolidated all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures”, to determine whether the rights held by other investors constitute “important rights” as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of Statement of Financial Accounting Standard (SFAS) No. 94 “Consolidation of All Majority-Owned Subsidiaries” and Emerging Issues Task Force (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated.

Unconsolidated subsidiaries and joint ventures over which we have significant influence are accounted for using the equity method. In applying the equity method, our proportionate share of intercompany profits are eliminated as a component of equity in earnings of unconsolidated entities. We had an investment in one domestic unconsolidated entity accounted for using the equity method as of December 31, 2004 and 2003. Our investment in this joint venture is reported in other real estate investments, as a component of other assets on our Consolidated Balance Sheet (see Note 8).

Use of estimates:  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the amounts of revenues and expenses recognized during the reporting period. Significant estimates are inherent in the preparation of our financial statements and include the evaluation of impairment of long-lived assets and goodwill, valuation allowance for deferred tax assets, estimated lives of depreciable assets and the allocation of the purchase price of acquired properties. Actual results could differ from these and other estimates.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications:  We have previously presented reimbursed costs we incurred in the management of storage centers for others net of the reimbursements. We now present the reimbursements as a component of other revenues and the expenses in operating expenses. The effect of this change was to increase other revenues and operating expenses by $1.9 million in 2003 and $1.4 million in 2002. We also previously presented certain intercompany amounts as storage center revenues and operating expenses. We now eliminate these amounts in our statements of net income. This change reduced our reported revenues and operating expenses by $589,000 in 2003 and $513,000 in 2002. These changes had no effect on our on shareholders’ equity or net income.

Storage centers:  Storage centers to be developed or held and used in operations are carried at amortized cost, reduced for impairment losses where appropriate. Acquisition, development and construction costs of properties in development are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and preconstruction costs directly related to the project. The preconstruction stage of development of a storage center (or the expansion or redevelopment of an existing storage center) includes efforts to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development. Costs of preconstruction efforts related to projects not considered probable are charged to operations. Development and construction costs and costs of significant improvements and replacements and renovations at storage centers are capitalized, while costs of maintenance and repairs are expensed as incurred.

Depreciation of each operating storage center is computed using the straight-line method based on an estimated useful life of 30 years. Storage centers that are built on leased land are depreciated over the shorter of 30 years or the lease term. Estimates of the useful lives of specific storage centers are evaluated and revised, if necessary, when we plan to demolish or replace them. Equipment and furniture and fixtures are depreciated based on estimated useful lives of five years.

If events or circumstances indicate that the carrying value of an operating storage center may be impaired, a recoverability analysis is performed based on expected undiscounted cash flows to be generated from the property. If the analysis indicates that the carrying value is not recoverable from estimated future cash flows, the property is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on expected future cash flows using appropriate discount and capitalization rates.

Storage centers held for sale are carried at the lower of their carrying value (i.e., cost less accumulated depreciation and any impairment loss recognized) or estimated fair value less costs to sell. The net carrying values of properties are classified as held for sale when the properties are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met. Depreciation of the operating storage centers is discontinued at that time, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” revenues and expense of properties classified as held for sale are reported in discontinued operations for all periods presented if the properties will be or have been sold on terms where we have limited or no continuing involvement with them after the sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as held for use, depreciation is resumed and recognized for the period the properties were classified as held for sale and deferred selling costs, if any, are charged to expense.

Gains from sales of properties are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any continuing involvement by us with the properties sold are met. Gains relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances. Other sales of interests in properties that are substantially financing arrangements are accounted for as such.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisitions of businesses and storage centers:  We allocate the purchase price of acquired storage centers and businesses to tangible and identified intangible assets based on their fair values. In making estimates of fair values for the purposes of allocating the purchase price, we use a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective assets and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

The fair values of intangible assets include leases to customers with above- market rents and in-place lease values. The fair values of these identifiable intangible assets are generally not significant because substantially all leases in our business are month-to-month, and most customers use our facilities for less than one year. Accordingly, the allocation of purchase price for properties acquired in 2004, 2003 and 2002 to identified intangible assets was not significant.

Any purchase price in excess of the value of acquired tangible and intangible assets is classified as goodwill and assigned to the reporting unit expected to benefit from the acquisition. Goodwill is tested for impairment annually and whenever events or circumstances indicate that impairment may have occurred.

Internal costs related to the acquisition of a business or an operating storage center are expensed as incurred.

Discontinued Operations:  We report real estate dispositions as discontinued operations separately as prescribed under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS No. 144, we are required to separately report as discontinued operations the historical operating results attributable to operating properties sold and held for sale and the applicable gain or loss on the disposition of the properties. The Consolidated Statements of Net Income for prior periods are also adjusted to conform to this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows.

Cash and cash equivalents:  Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

Restricted cash:  Restricted cash consists of cash deposits and represents expense reserves required by lenders or contractors and escrow deposits on pending real estate transactions.

Other assets:  Other assets include financing costs, non-competition agreements and computer software costs. Financing costs are amortized using the effective interest method over the life of the related debt and the related expense is included in interest expense. Non-competition agreements are amortized over their estimated useful lives, which range from three to five years. Internal-use computer software is stated at cost less accumulated amortization and is amortized over the estimated useful life, which range from two to seven years. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, interest expense and internal payroll and payroll-related costs for employees who are directly associated with the software project. Software maintenance, training and data conversion are expensed in the period in which they are incurred.

Self insurance:  We are self-insured for a portion of the risks associated with medical, dental and workers’ compensation. We recognize liabilities for unpaid claims and claims adjustment expenses that represent our best estimate of the total obligation for reported claims plus those incurred but not reported (IBNR) and the related estimated claim settlement expenses for all claims incurred through December 31 of each year. IBNR reserves are determined using generally accepted actuarial methods that take into account historical loss experience data and, as appropriate, certain qualitative factors. Additionally we recognize a receivable for the estimated insurance reimbursement for any insured portion of the claim.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal income taxes:  We have elected to be taxed as a Real Estate Investment Trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must distribute annually to our shareholders at least 90% of our REIT taxable income and meet certain other requirements relating primarily to the nature of our assets and the sources of our revenues. As a REIT, we are not subject to U.S. Federal income taxes to the extent of distributions. We believe that we met the qualifications for REIT status at December 31, 2004 and intend to meet the qualifications in the future and to distribute at least 90% of our REIT taxable income to shareholders in 2005 and future years. As a result, no provision for U.S. federal income taxes for the REIT has been made in our financial statements. We are subject to certain state income taxes as well as certain franchise taxes. Our European subsidiaries are subject to income taxes in the respective jurisdictions of the countries in which they operate.

We have deferred tax assets arising primarily from cumulative net operating losses arising in certain taxable subsidiaries. We evaluate both the positive and negative evidence that we believe is relevant in assessing whether the deferred tax assets will be realized. When we determine that it is more likely than not that we will not realize the tax asset either in part or in whole, a valuation allowance is recorded. One significant factor representing negative evidence in the evaluation of whether deferred tax assets arising from cumulative net operating losses will be realized is the historical taxable income or loss of the entity. In cases where a taxable entity has not demonstrated a history of achieving taxable income, this represents significant negative evidence in assessing whether the amounts will be realized and generally requires that a valuation allowance is provided.

Revenue recognition:  The majority of our customers rent under month-to-month lease agreements and revenue is recognized at the contracted rate for each month occupied. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease. Management fee revenue is recognized each month for which services are rendered. These contracts are generally cancelable by either party on specified advanced notice.

We recognize revenue on our profit sharing contracts related to our tenant insurance referral program based on the excess of premiums over claims and administrative costs.

Capitalized interest:  We capitalize interest incurred during the construction period of storage centers and during the development period of internally developed computer software. Interest is capitalized to the related assets using a weighted-average rate of our credit facilities and senior notes payable. For the years ended December 31, 2004, 2003 and 2002 we capitalized interest of $2.7 million, $2.3 million and $2.8 million, respectively.

Advertising costs:  We incur advertising costs primarily attributable to print advertisements in telephone books. We recognize the costs when the related telephone book is first published. We recognized $17.3 million, $6.0 million and $5.5 million in advertising expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

Derivative financial instruments:  We use derivative financial instruments to reduce risks associated with movements in interest and foreign currency exchange rates. We may choose to reduce cash flow and earnings volatility associated with interest rate risk exposure on existing variable-rate borrowings or forecasted variable- and fixed-rate borrowings. In some instances, lenders may require us to do so. In order to limit interest rate risk on variable-rate borrowings, we may enter into interest rate swaps or interest rate caps to hedge specific risks. In order to limit interest rate risk on forecasted borrowings, we may enter into interest rate swaps, forward starting swaps, forward rate agreements, interest rate locks and interest rate collars. We may also use derivative financial instruments to reduce foreign currency exchange rate risks to our earnings, cash flows and financial position arising from forecasted intercompany foreign currency denominated transactions and net investments in certain

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign operations. In order to limit foreign currency exchange rate risks associated with forecasted intercompany foreign currency denominated transactions, we may enter into cross-currency interest rate swaps. In order to limit foreign currency exchange rate risks associated with net investments in foreign operations, we may enter into foreign currency forward contracts. We may also use derivative financial instruments to reduce earnings volatility associated with other derivative financial instruments that are not designated as cash flow hedges. We do not use derivative financial instruments for speculative purposes.

Under purchased interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Under sold interest rate cap agreements, we receive initial premium payments from the counterparties in exchange for the obligation to make payments to them if interest rates exceed specified levels during the agreement period. Under interest rate swap agreements, we and the counterparties agree to exchange the difference between fixed-rate and variable-rate interest amounts calculated by reference to specified notional principal amounts during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less.

Under cross currency interest rate swaps, we and the counterparties agree to exchange fixed amounts of foreign currencies calculated by reference to fixed interest rates and notional principal amounts during the agreement period. We also agree to exchange the notional amounts at the end of the agreement period. Under foreign currency forward contracts, we and the counterparties agree to exchange fixed amounts of foreign currencies at the end of the agreement period.

Parties to interest rate and foreign currency exchange agreements are subject to market risk for changes in interest rates and currency exchange rates and risk of credit loss in the event of nonperformance by the counterparty. We do not require any collateral under these agreements but deal only with highly rated financial institution counterparties (which, in certain cases, are also the lenders on the related debt) and expect that all counterparties will meet their obligations.

Derivative financial instruments are measured at fair value and recognized as assets or liabilities in the balance sheet. Changes in the values of the effective portions of derivative financial instruments designated as cash flow hedges and changes in the values of derivative financial instruments designated as economic hedges of net investments in foreign subsidiaries are reported as components of other comprehensive income. Changes in the values of the ineffective portions of cash flow hedges and all changes in the values of undesignated derivative financial instruments are recognized in earnings. Amounts receivable or payable under interest rate cap and swap agreements designated as cash flow hedges are accounted for as adjustments to interest expense on the related debt. To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures of correlation. When it is determined that a derivative has ceased to be highly effective as a hedge, we discontinue hedge accounting prospectively.

We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) we determine that designating the derivative as a hedging instrument is no longer appropriate.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When hedge accounting is discontinued due to our determination that the derivative no longer qualifies as an effective fair-value hedge, we will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we will continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings. When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. If we discontinue a cash flow hedge because the variability of the probable forecasted transaction has been eliminated, we will reclassify the net accumulated other comprehensive income to income over the term of the designated hedging relationship. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current period earnings. Expenses recognized relating to changes in the time value of interest rate cap agreements were insignificant in 2004, 2003 and 2002.

Other Comprehensive Income:  The following tables summarize components of other comprehensive income (in thousands):

	For the year ended December 31,
	2004	2003	2002
Net income	$45,295	$37,638	$48,059
Other comprehensive income:
Derivatives designated as hedges	(10,118)	2,058	(913)
Currency translation adjustment	3,175	10,434	(997)

Total other comprehensive (loss) income	(6,943)	12,492	(1,910)

Total comprehensive income	$38,352	$50,130	$46,149

The currency translation adjustment represents the net currency translation adjustment gains and losses related to our European subsidiaries. Amounts are presented net of minority interest.

Financial instruments:  The carrying values reflected on the balance sheet at December 31, 2004 and 2003 reasonably approximate the fair value of cash and cash equivalents, other assets, accounts payable and other liabilities, lines of credit and variable rate debt.

Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, we estimate the fair value of fixed rate long-term debt is $1.12 billion compared to a book value of $1.06 billion at December 31, 2004. As of December 31, 2003 we estimated the fair value of fixed rate long-term debt at $685.5 million compared to a book value of $627.3 million.

Financial assets that are exposed to credit risk consist primarily of accounts receivable and notes receivable. As of December 31, 2004, notes receivable, which are included in other assets, consisted primarily of notes to finance the construction of certain properties and were secured by the properties. The carrying values of those notes approximate fair value because the applicable interest rates approximate market rates for these loans. We adjust the value of notes that we consider are not collectible. In 2003 we recognized a $1.6 million impairment

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense on the write-down of one note receivable. We have subscribed to fixed rate bonds issued by Shurgard Europe (see Note 6). As of December 31, 2003 we estimated the fair value of those bonds including the related redemption fee (see Note 13) at $61.2 million compared to a carrying value of $57.3 million which is included in notes receivable from affiliate. As of December 31, 2004, the bonds were eliminated in consolidation. Accounts receivable from customers are included in other assets, and are not a significant component of total assets (see Note 8). We write off accounts receivable when we consider they are no longer recoverable following several collection attempts. The determination is made on a customer by customer basis for each storage center.

Financial Instruments with characteristics of both Liabilities and Equity:  We adopted the requirements of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in the third quarter of 2003, and there was no impact on our financial position, operating results or cash flows. However, the minority interests associated with certain of our consolidated joint ventures and our European subsidiaries that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS No. 150. As of December 31, 2004, the aggregate book value of these minority interests in finite-lived entities on our Consolidated Balance Sheet was $158.4 million and we believe that the estimated aggregate settlement value of these interests was approximately $210.0 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we would distribute to our joint venture partners assuming dissolution as of December 31, 2004. As required under the terms of the respective partnership agreements, subsequent changes to the estimated fair value of the assets and liabilities of the consolidated joint ventures will affect our estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Recent accounting pronouncements:  Effective January 1, 2004 we adopted FIN 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a VIE must be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. We determined that Shurgard Europe and other European subsidiaries were VIEs of which we are the primary beneficiary and therefore the adoption of FIN 46R had a significant effect on the presentation of our financial position, operating results and cash flows. See Note 3 for further discussion on the adoption of FIN 46R.

Effective January 1, 2003 we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended SFAS No. 4, affects income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary, unless the debt extinguishment is both unusual in nature and infrequently occurring under the criteria in Accounting Principles Board (APB) Opinion No. 30. We adopted SFAS No. 145 on January 1, 2003. Income from early extinguishment of debt of $1.7 million from 2002 has been reclassified from extraordinary to interest income and other, net.

In December 2002 we adopted the disclosure provisions of SFAS No.148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amended SFAS No.123 “Accounting for Stock-Based Compensation” and we continue to account for stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, operating results or cash flows. In December 2004, the FASB issued SFAS No. 123R, a

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revision of SFAS No. 123. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting and generally requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We will adopt the provisions of SFAS 123R in the third quarter 2005. Under SFAS 123R we will recognize stock-based compensation expenses related to our stock option plans and our Employee Stock Purchase Plan which were previously only subject to disclosure. Although we are still evaluating the transition method under which we will adopt SFAS 123R and are still assessing the impact on our financial position and operating results, we believe that the disclosures required under SFAS 123 approximate our results if we had adopted the provisions of SFAS 123R as of December 31, 2004.

The following table reflects pro forma net income as if we had recognized stock-based compensation expense using the fair value method in accordance with SFAS No. 123.

	For the year ended December 31,
	2004	2003	2002
	(in thousands except share data)
Net income:
As reported	$45,295	$37,638	$48,059
Add: Stock based compensation expense	3,433	1,150	578
Less: Pro forma stock based compensation expense	(4,502)	(2,132)	(2,078)

Pro forma net income	$44,226	$36,656	$46,559

Basic net income per share:
As reported	$0.72	$0.63	$0.91
Pro forma	0.70	0.61	0.86
Diluted net income per share:
As reported	$0.71	$0.62	$0.89
Pro forma	0.69	0.60	0.85

Note 3—Variable Interest Entities and Cumulative Effect of Change in Accounting Principle

We adopted FIN 46R as of January 1, 2004. We have assessed Shurgard Europe under the provisions of FIN 46R and have concluded that it meets the definition of a VIE. We have also concluded that we are the primary beneficiary effective as of June 2003. As a result, Shurgard Europe has been consolidated in our financial statements beginning January 1, 2004. The consolidation of Shurgard Europe had a significant effect on the presentation of our financial position, operating results and cash flows (see summarized financial information at Note 6). As of December 31, 2004, Shurgard Europe had notes with an outstanding balance of $443.3 million collateralized by assets with a net book value of $579.2 million (see Note 10). Shurgard Europe’s creditors have no recourse to the general credit of Shurgard.

In January 2003, Shurgard Europe created a joint venture entity, First Shurgard SPRL (First Shurgard), to develop approximately 38 storage facilities in Western Europe. Shurgard Europe has a 20% interest in this venture. We have also determined that First Shurgard is a VIE, and that Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard has been consolidated in our financial statements beginning January 1, 2004. At December 31, 2004 First Shurgard had total assets of $246.1 million, total liabilities of $146.3 million and a credit facility collateralized by assets with a net book value of $220.2 million (see Note 10). As of December 31, 2004, First Shurgard’s creditors had no recourse to the general credit of Shurgard or Shurgard Europe other than Shurgard’s commitment to subscribe to up to $20 million in preferred bonds in a potential event of default, which was increased by €5 million ($6.8 million as of December 31, 2004) in February 2005 in

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition to a €2.5 million ($3.4 million as of December 31, 2004) working capital facility upon modification of certain of the debt covenants. We have an option to put 80% of the preferred bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe’s partner in the joint venture (see Note 13).

In April 2004, Shurgard Europe incorporated Second Shurgard SPRL (Second Shurgard) and in May 2004 entered into a joint venture agreement. This agreement was amended in July 2004, under terms similar to those that apply to First Shurgard. Similar to First Shurgard, Shurgard Europe holds a 20% interest in Second Shurgard. We have also determined that Second Shurgard is a VIE of which Shurgard Europe is the primary beneficiary. Accordingly, Second Shurgard has been consolidated in our financial statements since its inception. At December 31, 2004, Second Shurgard had total assets of $42.1 million, total liabilities of $20.1 million and a credit facility collateralized by its assets with a net book value of $32.4 million (see Note 13). As of December 31, 2004, Second Shurgard’s creditors had no recourse to the general credit of Shurgard or Shurgard Europe.

In October 2004, Self-Storage Securitisation B.V. (Securitisation BV), a Dutch limited liability entity in which Shurgard and its subsidiaries have no ownership interest, was formed to issue €325 million in floating rate investment grade bonds (see Note 5). This entity receives interest under a note of a similar amount with Shurgard Europe and holds certain derivatives instruments to hedge its interest rate exposure on the bonds. We determined that Securitisation BV is a VIE of which Shurgard Europe is the primary beneficiary based on the activity of this entity and due to the fact that the notes issued by Securitisation BV are collateralized by assets of Shurgard Europe. This entity has been consolidated since inception.

Upon adoption of FIN 46R in 2004 we recognized a cumulative effect of change in accounting principle of approximately $2.3 million relating to the consolidation of First Shurgard. This is the result of eliminating all intercompany profits from inception of First Shurgard in 2003 as required under FIN 46R. Before 2004, prior to adoption of FIN 46R, we eliminated our 20% ownership share of intercompany profits.

The adoption of FIN 46R and the related consolidation of Shurgard Europe resulted in us recognizing as storage center assets the excess value we paid for our ownership interest in Shurgard Europe over the net book value and the excess fair value of the minority shareholders’ interests over the net book value as of June 28, 2003, the date we became the primary beneficiary. These amounts were allocated to the underlying buildings and land based on their fair values. The amount allocated to buildings is being depreciated over the remaining estimated useful lives. As we are the primary beneficiary of First Shurgard since its inception in 2003, we have determined that the net book value represents the fair value of First Shurgard’s assets and liabilities at inception. As a result, there was no adjustment to First Shurgard’s assets upon the adoption of FIN 46R.

We do not believe that any of our other investees are VIEs under the provisions of FIN 46R.

Note 4—Storage Centers

Operating storage centers at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Land	$662,458	$376,832
Building	2,405,370	1,468,725
Equipment & Other	75,660	57,079

	$3,143,488	$1,902,636

As of December 31, 2004 operating storage centers included land, building and equipment for European storage centers of $1,164 million.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction in progress included land of $13.3 million and $4.0 million at December 31, 2004 and 2003, respectively.

We determined that certain real estate assets were impaired. Accordingly, using the expected cash flow method, we determined that the net book value of these properties exceeded their fair value less costs to sell. The total impairment loss for these properties was $80,000, $9.9 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Additionally, the closure of warehouses of our containerized storage operations (see Note 14) caused us to evaluate the assets associated with these warehouses. As a result, we recognized equipment impairment losses related to these warehouses of $652,000 in 2003.

Note 5—Acquisitions

Minnesota Mini-Storage

On June 30, 2003, we acquired five entities owning a total of 19 self-storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage in order to establish market presence in that state. The results of Minnesota Mini-Storage have been included in our Consolidated Financial Statements since that date. The acquisition was accounted for as a purchase transaction. As consideration in the transaction, we issued 3,050,000 shares of our common stock ($89.5 million) at closing and 50,000 shares in September 2004, when the transaction was finalized. The additional consideration was valued at $1.9 million based on the market value of the shares issued on the closing prices for the three days before and after the agreement was finalized.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of June 30, 2003 based on the final adjusted purchase price (in thousands):

Receivables and other assets	$1,037
Notes receivable from shareholders	20,000
Storage centers	91,910

Total assets acquired	112,947

Accounts payable and other liabilities	(1,492)
Mortgage notes payable	(20,000)

Total liabilities assumed	(21,492)

Net assets acquired	$91,455

Morningstar Storage Centers, LLC

On June 26, 2002 we acquired a 74% member interest in Morningstar Storage Centers, LLC (Morningstar) for $62.1 million, net of cash received of $1.7 million. The results of Morningstar’s operations have been included in our Consolidated Financial Statements since that date. At the time of acquisition Morningstar operated and owned, directly or indirectly, 40 existing self-storage properties in North and South Carolina. In addition, we have entered into an agreement with certain of the members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. Since we acquired Morningstar we developed two properties under this joint venture agreement in 2004 and acquired one. The properties owned by Morningstar and the properties to be developed in the joint ventures

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are managed by the other members of Morningstar through an affiliated entity. In June 2004, we acquired a storage center through Morningstar. We financed this $6.3 million acquisition with a mortgage note collateralized by certain properties.

The following table summarizes unaudited pro forma results of operations for the years ended December 31, 2003 and 2002 as if the acquisitions of Minnesota Mini-Storage and Morningstar had taken place at the beginning of those periods.

	Pro Forma Results of Operations
	Year ended December 31, 2003		Year ended December 31, 2002
	As reported	Pro forma	As reported	Pro forma
	(in thousands except share data)
Revenue	$299,234	$305,816	$269,445	$290,605
Income from continuing operations	$35,754	$38,869	$46,230	$54,684
Net Income	$37,638	$40,753	$48,059	$56,513

Net Income per Common Share—Basic:
Income from continuing operations available to common shareholders	$0.59	$0.64	$0.86	$1.01
Discontinued operations	0.04	0.04	0.05	0.05

Net income per share	$0.63	$0.68	$0.91	$1.06

Net Income per Common Share—Diluted:
Income from continuing operations available to common shareholders	$0.58	$0.63	$0.84	$0.99
Discontinued operations	0.04	0.04	0.05	0.05

Net income per share	$0.62	$0.67	$0.89	$1.04

Other acquisitions

On December 15, 2004, we acquired four properties for $10.8 million in cash and assumed $17.4 million of mortgage debt collateralized by them.

We have an agreement with a California developer under which it purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers are purchased by a joint venture that we consolidate. Prior to such purchase, we have no ownership in the properties and accordingly, they are not included in in our operating results. The developer’s interest in the joint venture is calculated on a predetermined formula based on the fair value of the properties at contribution. As of December 31, 2004, eight properties from that developer with a total cost of $50.2 million have been contributed into the joint venture. During the year ended December 31, 2004, two of the completed storage centers with a total cost of $16.6 million were contributed to the joint venture. We had guaranteed the outstanding debt for certain of the properties related to this agreement. As of December 31, 2004, all the properties subject to such guarantee had been purchased and we had no outstanding commitment. In addition, during 2003 and 2004 we agreed to lend up to $15.5 million to this developer to fund the construction of three properties, secured by the properties developed using the funds. As of December 31, 2004, $10.3 million had been drawn on these collateralized notes, which is included in other assets.

In August 2004, we acquired a single property storage facility in the United Kingdom, through a wholly-owned consolidated European based subsidiary. We financed this $14.6 million acquisition with proceeds from our domestic line of credit.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 27, 2004 we acquired the remaining unaffiliated limited partner’s interest in Shurgard Institutional Fund L.P. (Institutional I) for $2.5 million and increased our share of ownership interest from 92.6% to 99%. The calculation of the purchase price payable for the acquired limited partner’s interests was governed by the terms of the partnership agreement of Institutional I, and was based upon the fair market value of the properties owned by Institutional I as determined by a third party appraisal.

Note 6—Investment in Shurgard Europe

In 2002 and through April 2003 our ownership interest in Shurgard Europe was 7.57%. During the period from April 2003 through December 31, 2003, we entered into several transactions to acquire an additional 47.15% indirect ownership interest and an additional 30.75% direct ownership interest in Shurgard Europe. Our combined direct and indirect ownership in Shurgard Europe at December 31, 2003 totaled 85.47% and we had an investment of $319.3 million. The difference between our investment in Shurgard Europe and our proportionate share of the underlying equity resulted primarily because we paid in excess of book value for the ownership interests in Shurgard Europe acquired from our former investment partners. This $247.9 million difference was attributed to the underlying buildings and land owned by Shurgard Europe and, accordingly, the amount attributed to buildings is being depreciated over the remaining estimated useful lives. European operations are conducted in Belgium, Sweden, France, the Netherlands, the United Kingdom, Denmark and Germany.

On July 2, 2004 we closed the purchase of the remaining shares of Recom & Co., SNC (Recom) owned by E-Parco S.A.R.L. (E-Parco) for €4.3 million ($5.3 million as of July 2, 2004) plus forgiveness of a €2.0 million ($2.4 million as of July 2, 2004) loan including accrued interest from July 2003. We are now the sole shareholder of Recom and through its interest in Shurgard Europe and with the interest owned directly, we hold a total interest of 87.23% in Shurgard Europe.

In January 2003, Shurgard Europe created First Shurgard. This joint venture has total equity commitment of €100 million ($136.4 million as of December 31, 2004), of which €8.0 million ($10.9 million as of December 31, 2004) remains to be drawn at December 31, 2004.

In May 2004 Shurgard Europe created Second Shurgard. This joint venture has a total equity commitment of €100 million ($136.4 million as of December 31, 2004), of which €80.5 million ($109.8 million as of December 31, 2004) remains to be drawn at December 31, 2004. The equity commitment was contingent upon obtaining the debt financing of the joint venture which was completed in July 2004 with Second Shurgard obtaining a credit facility of €140 million ($191.0 million as of December 31, 2004).

Shurgard Europe and its subsidiaries owned, managed or leased 135 properties in seven European countries containing approximately 7.3 million rentable square feet as of December 31, 2004.

As discussed in Note 3, upon the adoption of FIN 46R we started consolidating Shurgard Europe and First Shurgard as of January 1, 2004 and we started consolidating Second Shurgard at its inception in May 2004. We previously accounted for our investments in Shurgard Europe and First Shurgard using the equity method of accounting.

Consolidation of Shurgard Europe

Following is summarized financial information for Shurgard Europe and its subsidiaries. Shurgard Europe’s functional currency is the euro. As of December 31, 2004 Shurgard Europe’s net investments in First Shurgard and Second Shurgard were $23.4 million and $6.4 million, respectively. This financial information has been translated from the euro to the U.S. dollar for reporting purposes. Assets and liabilities are translated at the

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange rate in effect as of the end of each period and income statement accounts are re-measured at the average exchange rate for each period. This financial information is presented before elimination of intercompany balances with Shurgard. Upon consolidation of Shurgard Europe, the bonds payable and other related liabilities to Shurgard of $62.8 million are eliminated. The excess value of approximately $247 million we paid for our ownership interest in Shurgard Europe over the net book value and the excess fair value of the minority shareholders interests over the net book value is not reflected in the Consolidated Balance Sheets presented below. We have eliminated in consolidation with Shurgard interest income related to the preferred bonds of Shurgard Europe (see Note 13) of $8.0 million, $6.9 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. All intercompany balances and transactions have been eliminated in consolidation.

Shurgard Europe financial information

Shurgard Self Storage S.C.A.

Consolidated Balance Sheets

	As of December 31,
	2004	2003
	(in thousands)
ASSETS
Storage centers:
Land	$212,074	$137,615
Buildings and equipment, net	595,228	400,397
Construction in progress	40,288	12,766

Total storage centers	847,590	550,778
Investment in and receivables from affiliates	56	29,824
Cash and cash equivalents	36,022	11,965
Other assets	71,333	31,902

Total assets	$955,001	$624,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$90,328	$41,637
Liabilities under capital leases	11,112	11,391
Bonds payable and other liabilities to Shurgard	62,815	57,287
Line of credit and note payable	581,063	376,553

Total liabilities	745,318	486,868

Minority interest	95,695	—

Shareholders’ equity
Shareholders’ equity	113,988	137,601

Total liabilities and shareholders’ equity	$955,001	$624,469

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shurgard Self Storage S.C.A.

Consolidated Statements of Operations

	For the year ended December 31,
	2004	2003	2002
		(1)	(1)
	(in thousands)
Revenue
Storage center operations	$101,532	$70,118	$44,976
Other revenue	219	11,376	—

Total revenue	101,751	81,494	44,976

Expenses
Operating	75,730	57,183	33,700
Real estate taxes	5,338	3,540	2,193
Depreciation and amortization	21,090	19,433	12,959
General, administrative and other	6,509	6,181	4,798

Total expenses	108,667	86,337	53,650

Loss from operations	(6,916)	(4,843)	(8,674)

Other Income (Expense)
Loss on derivatives	(1,244)	—	—
Minority Interests (2)	13,334	—	—
Loss on sales of real estate	(25)	—	—
Interest income and other	630	1,520	620
Interest expense and other charges	(28,437)	(21,508)	(13,863)
Interest expense on bonds payable to Shurgard	(7,654)	(6,889)	(1,403)
Interest expense on subordinated loan to a related party	—	(7,774)	(8,881)
Unrealized foreign currency translation gain on bonds payable	4,930	9,830	2,357

Loss before income tax (expense) benefit	(25,382)	(29,664)	(29,844)
Income tax (expense) benefit	(46)	(202)	13

Net loss before cumulative effect of accounting change	$(25,428)	$(29,866)	$(29,831)
Cumulative effect of a change in accounting principle	(2,339)	—	—

Net loss	$(27,767)	$(29,866)	$(29,831)

(1)	Certain prior year amounts have been reclassified to conform to the current presentation with no effect on shareholders’ equity or net income.
(2)	The minority interest represents approximately 80% of the losses attributable to Shurgard Europe’s joint ventures.

Note 7—Goodwill and other amortizable assets

On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No.142 changes the accounting for goodwill from an amortization method to an impairment-only approach. In 2003, we determined that the remaining goodwill on Storage To Go, LLC (STG) was fully impaired due to the closure of containerized storage operations. As a result, we recorded an impairment loss of $491,000 in 2003.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our expected amortization of intangible assets and financing costs, as included in other assets, net in our Consolidated Balance Sheets, over the next five years (in thousands):

2005	$1,529
2006	1,335
2007	1,015
2008	667
2009	75

$4,621

Note 8—Other Assets

The following table summarizes other assets by category:

	December 31, 2004	December 31, 2003
	(in thousands)
Non-competition agreements, net of amortization of $8,224 in 2004 and $7,979 in 2003	$580	$660
Financing costs, net of amortization of $ 35,048 in 2004 and $7,928 in 2003	39,976	6,217
Prepaid expenses	15,300	4,151
Accounts receivable	31,025	8,470
Notes receivable	11,697	5,330
Other real estate investments	738	1,521
Other assets, net of amortization of $4,413 in 2004 and $930 in 2003	21,188	6,443

Total other assets	$120,504	$32,792

As of December 31, 2004, the consolidated other assets from Shurgard Europe account for $71.3 million of total other assets. As of December 31, 2003, we did not consolidate Shurgard Europe and, as a result, its assets were not included in other assets.

Note 9—Lines of Credit

The following table summarizes our lines of credit:

	December 31, 2004	December 31, 2003	Weighted Average interest rate at December 31, 2004

	(in thousands)
Unsecured domestic line of credit	$297,300	$263,220	3.52%
Unsecured domestic term loan credit facility	100,000	—	3.53%

	$397,300	$263,220	3.52%

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004 we had an unsecured domestic line of credit to borrow up to $360 million. This facility matured in February 2005 and required monthly interest payments at 125 basis points over LIBOR. Availability under this line of credit is limited based on various financial covenants. As of December 31, 2004, the available amount was $62.7 million. In April 2004, the terms of our $360 million revolving line of credit were amended such that certain consolidated subsidiaries of Shurgard became guarantors under the line of credit and to accommodate certain modifications in our financial statement presentation. In April 2004, we entered into a new unsecured term loan agreement to borrow an additional $100 million at an interest rate of 125 basis points over LIBOR or the prime rate at our option. The facility contained various covenants that are consistent with our $360 million revolving credit. Both our facilities matured on February 26, 2005 and were refinanced with borrowings on new unsecured credit facilities.

In February 2005, we entered into a three-year unsecured revolving credit facility with a group of syndicated banks to borrow up to $350 million and a six-month $150 million term loan facility. Each facility can be extended for one year at our option for a fee. The credit facility and the term loan require monthly interest payments which were 70 and 90 basis points, respectively, over LIBOR at closing. Downgrades to our senior unsecured debt rating may result in higher margins on our interest rate.

As of December 31, 2004 we had a line of credit for the Storage Center Trust (SCT) available for the financing of the properties under our tax retention operating leases. Upon exercising our right to purchase the remaining properties under our tax operating leases, in June 2003, the trust repaid all borrowings under this line. This line of credit expired in February 2005.

Shurgard Europe had a bridge credit agreement denominated in Euros to borrow up to €310 million ($422.8 million as of December 31, 2004). The revolving credit facility was fully repaid in October 2004 with the proceeds from a €325 million bond (see Note 10). Additionally, in October 2004, Shurgard Europe secured a €30 million senior credit revolving facility available in the event of a liquidity shortfall through the legal maturity of its investment grade bonds. No amounts were drawn under this facility at December 31, 2004.

Interest expense for our lines of credit of $21.1 million, $5.9 million and $5.8 million are included in interest on loans in our Consolidated Statements of Net Income for the year ended December 31, 2004, 2003, and 2002, respectively.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Notes Payable

	December 31, 2004	December 31, 2003
	(in thousands)
Domestic Notes payable
5.875% senior unsecured notes due in 2013	$200,000	$200,000
7.75% senior unsecured notes due in 2011	200,000	200,000
7.625% senior unsecured notes due in 2007	50,000	50,000
7.5% senior unsecured notes due in 2004	—	50,000
Fixed rate mortgage notes payable	169,510	127,290
Maturity dates range from 2006 to 2015
Interest rates range from 5.12% to 9.03%
Variable rate mortgage notes payable	75,231	82,599
Maturity dates range from 2005 to 2007
Interest rates range from 4.27% to 5.70%

European Notes payable
Secured notes payable due in 2011	443,299	—
Interest rate of 2.64% (EURIBOR + 0.51%)
Senior credit agreements	137,764	—
Maturity dates range from 2008 to 2009
Interest rate of 4.42% (EURIBOR + 2.25%)
Capital leases	11,112	—
Maturity dates range from 2011 to 2052
Interest rates range from 6% to 8%

	1,286,916	709,889
Premium on domestic senior notes payable	—	381
Discount on domestic senior notes payable	(695)	(780)
Premium on domestic mortgage notes payable	981	1,536

	$1,287,202	$711,026

We repaid the 7.5% senior unsecured notes with borrowings under our line of credit upon their maturity in April 2004. All of our unsecured senior notes contain covenants that require us to submit financial information to the trustee and maintain certain financial ratios.

On October 15, 2004 Self Storage Securitisation BV (Issuer), issued €325 million ($443.3 million at December 31, 2004) in floating rate investment grade bonds. The notes are collateralized by 101 storage centers wholly-owned by Shurgard Europe that had a net book value of $579.2 million as of December 31, 2004. The notes are due on October 1, 2011 and bear quarterly interest payments. The notes are structured in three tranches, with a weighted average interest rate due of 0.51% over EURIBOR. The Issuer of the bonds then loaned the proceeds to Shurgard Europe on a fixed rate basis, and has entered into interest rate swap and interest rate cap agreements. These agreements will hedge its interest rate exposure and fix interest rates through October 2011 at 4.23% and will cap the interest rate on an amortizing balance between the expected and legal maturity. The proceeds were partially used for the repayment of Shurgard Europe’s bridge credit agreement of €310 million. The loan agreement between Shurgard Europe and the Issuer requires Shurgard Europe to maintain a maximum loan to value ratio of the collateral and a set of debt service coverage thresholds. A breach of these covenants may result in the requirement to establish a cash reserve or restrict the use of internally generated cash.

First Shurgard has a senior credit agreement denominated in euro to borrow up to €140 million ($191.0 million as of December 31, 2004). This facility matures in May 2008 and bears interest at a rate of 2.25% over

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EURIBOR with a one year extension option subject to meeting certain covenants. It is subject to principal amortization of €600,000 ($818,000 at December 31, 2004) per quarter starting not earlier than May 2006, and increasing to €1,750,000 ($2.4 million at December 31, 2004) per quarter in May 2007. As of December 31, 2004, we had drawn $122.8 million on this credit facility that was collateralized by assets with a net book value of $220.2 million.

In July 2004, Second Shurgard obtained a debt facility of €140 million ($191.0 million as of December 31, 2004) with Royal Bank of Scotland. This facility matures in July 2009, bears interest at a rate of 2.25% over EURIBOR with a one year extension option subject to meeting certain covenants. It is due in full at maturity with an option to prepay at any time. As of December 31, 2004, we had drawn $15.0 million on this credit facility that was collateralized by assets with a net book value of $32.4 million.

Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis and can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. In December 2004 we notified the agent for the lenders of First Shurgard’s credit facility that First Shurgard would require modifications to certain of its covenants in order to be in compliance. The lenders agreed to modifications of these covenants in February 2005. No default or acceleration of the credit facility was declared by the lenders.

In 2004, we entered into six new mortgage agreements collateralized by seven properties. These notes total $29.7 million, mature in 2014 and 2015 and bear fixed interest rates ranging from 5.12% to 5.93%. Also, in 2004 we refinanced five mortgage debt agreements, including four from notes bearing variable interest rates to notes with fixed interest rates. The principal of the refinanced notes totals $24.3 million with interest rates ranging from 5.25% to 5.75%.

At December 31, 2004 and 2003, $66.3 million of a mortgage note payable was collateralized by 21 properties and is a non-recourse credit facility that requires payments of interest only. In December 2004, we exercised the second of two one year extension options which extended the maturity date of the loan to December 31, 2005.

As of December 31, 2004 and 2003, our domestic mortgage notes payable were collateralized by storage centers with a net book value of $345.9 million and $269.5 million, respectively. Our European notes payable were collateralized by storage center assets totaling $831.8 million as of December 31, 2004.

On June 27, 2002, we paid off a $12.5 million participating mortgage comprised of $7.3 million in mortgage debt, $5.0 million in participation rights and $0.2 million in prepayment penalties. In connection with the early extinguishment of this debt, we recorded a gain of $1.2 million, net of prepayment penalties, that is included in interest income and other, net.

At December 31, 2004, scheduled amortization and maturities of all notes payable, excluding capital leases, for the next five years and thereafter are as follows (in thousands):

Year	Total
2005	$77,610
2006	7,180
2007	66,819
2008	140,537
2009	8,810
Thereafter	974,848

$1,275,804

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Participation Rights

In 2000 and prior, we formed four joint ventures in which our partners rights, including rights to redeem their interests at amounts determined in the related agreements, were substantively participating mortgages. We accounted for these joint ventures as financing arrangements, and, as such, recognized all activities related to those properties in our financial statements. On the formation of the ventures, we recognized participation rights liabilities and related discounts on the underlying liabilities for the estimated fair values of the partners’ shares of the joint ventures based on the best evidence available to us. The discounts were amortized as a component of interest expense based on estimated dates of redemptions. Changes in the estimated fair values of the participation rights and related discounts were recognized prospectively.

During 2001, we exercised our options to acquire our joint venture partners’ interests in three of theses ventures for a total of $69.5 million. These acquisitions were accounted for as reductions of the participation rights liability. On June 27, 2002, we paid off the participating mortgage for one storage center in the remaining venture for approximately $5.0 million, which we also accounted for as a reduction of the participation rights liability.

During 2002, we re-evaluated our estimate of the option price, the projected timing of our joint venture partner’s exercise of their put option and the related expected cash flows. These changes were accounted for as a change in estimate and reduced gross participation rights and subsequent amortization of participation rights. The effect of this change in estimate on the 2002 financial statements decreased gross participation rights by $6.4 million, increased net income by $3.4 million and increased diluted earnings per share by $0.10.

In September 2003, the holder of the remaining participation rights exercised its right to have the joint venture put five properties to us. In March 2004 we gave notice of our intention to acquire one of the properties subject to the offer for $4.4 million and declined to purchase the remaining four properties at the put price. The decision not to purchase these four properties resulted in a $6.9 million reduction of our net participation rights liability at December 31, 2003, representing the accrued participation liability recorded for these properties through September 30, 2003, and a corresponding increase in income was recorded in interest income and other, net. An impairment loss of $7.5 million was recorded at December 31, 2003 to reflect the anticipated decline in value to be recovered by us upon disposition of the related properties in 2004. As we relinquished all rights to the properties when we declined to purchase them and because we account for this joint venture as a financing arrangement, we ceased to consolidate these four properties and the related debt of $17.4 million in March 2004. On June 25, 2004 we entered into a purchase and sale agreement with the holder to redeem all of its remaining rights and to acquire the four properties we had previously declined to purchase. This transaction was completed on December 15, 2004 and we paid the rights holder approximately $46 million, approximately $36 million of which was for the retirement of the remaining participation rights.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Lease Obligations

We lease certain parcels of land and buildings and equipment under operating leases with terms up to 95 years. We also have five properties in Belgium and the Netherlands under capital leases with purchase options on the Belgian properties exercisable in 2011 and 2022, respectively. The future minimum rental payments required under these leases are as follows (in thousands):

	Operating leases	Capital leases	Total
2005	$9,316	$1,015	$10,331
2006	8,603	1,019	9,622
2007	7,641	1,022	8,663
2008	6,258	1,025	7,283
2009	5,557	1,029	6,586
Thereafter	94,300	40,100	134,400

	$131,675	$45,210	$176,885

The present value of net minimum capital lease payments at December 31, 2004 was as follows (in thousands):

Present value of net minimum capital lease payments
Capital lease total future payments	$45,210
Amount representing interest	(34,098)

Present value of net minimum capital lease payments	$11,112

Expenses under operating leases were approximately $6.3 million, $5.6 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Certain of our land leases include escalation clauses, and related lease expenses are recognized on a straight-line basis.

The net book value of properties under capital leases was $37.7 million as of December 31, 2004, net of accumulated depreciation of $4.9 million. We recognized approximately $900,000 of depreciation expense on these properties in 2004 and none in 2003 and 2002.

Note 13—Related Party Transactions

In April 2003, we acquired the general partner interests in Shurgard Partners LP II (Shurgard Partners II), the general partner of Shurgard Institutional Fund LP II (Institutional II), a consolidated entity, for $200,000. The acquired Shurgard Partners II general partner interests were owned by an unaffiliated third party and an officer of the Company. The acquisition was, in part, in response to the Board of Directors stated objective of eliminating existing historical arrangements involving related parties. The purchase price payable for the acquired Shurgard Partners II general partner interests was governed by the terms of the partnership agreements for Shurgard Partners II and Institutional II, and was based upon the fair market value of the property owned by Institutional II as determined by a third party appraisal. This transaction increased our ownership of Institutional II from 99% to 100%. Of the $0.2 million total purchase price, $84,000 was paid to the Chief Executive Officer of the Company, Mr. Barbo, to acquire his partnership interest in Shurgard Partners II.

On July 8, 2003, we loaned €1.9 million ($2.2 million based on exchange rates as of July 8, 2003, which rates were applied in all the amounts listed below) to E-Parco, a Belgian company which is owned by certain

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees of Shurgard Europe. E-Parco had an indirect ownership interest in Shurgard Europe through Recom, a Belgian company and Shurgard subsidiary. The proceeds of this loan were used by E-Parco to repurchase its shares from Mr. Grant, an officer of the Company, and certain other former employees of Shurgard Europe. Mr. Grant received €1.2 million ($1.4 million) for his shares and €0.7 million ($0.8 million) was paid to the other former employees. The purchase price for the E-Parco shares was based on recent third party sales transactions for interests in Shurgard Europe. As partial consideration for the loan, E-Parco granted Shurgard an option to purchase its 377 Recom shares for €4.3 million ($5.3 million on July, 2 2004) plus forgiveness of the loan including accrued interest. We exercised the option on June 1, 2004 and closed the purchase of E-Parco shares on July 2, 2004. Since July 2, 2004, we have been the sole shareholder of Recom. The purchase increased our total share of Shurgard Europe to 87.23%.

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

On June 30, 2003, we issued $20 million in Shurgard Common Stock in exchange for notes receivable from shareholders. The shares were initially recorded as a reduction of shareholders’ equity, that secured $20 million in mortgage debt assumed in the purchase of Minnesota Mini Storage (see Note 5). The notes from shareholders were collateralized by a pledge of the shareholders’ Shurgard common stock and were paid in full in October 2003 and the $20 million was reclassified to shareholders’ equity.

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe. Pursuant to the subscription agreement, Shurgard Europe had the ability to issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $55 million with an additional $20 million that can be drawn by First Shurgard only in a potential event of a default on the five year debt facility between First Shurgard and a group of commercial banks. In February 2005, as part of a renegotiation of the covenants on the First Shurgard credit facility, an additional €5 million of subordinated bonds and a €2.5 million subordinated working capital facility was made available to First Shurgard. Eighty percent of both the original $20 million of bonds and the new €7.5 million ($10.2 million as of December 31, 2004) facilities can be put, if drawn, to our equity investor in First Shurgard. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. Any bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe has two one-year options to extend the three year redemption date of the bonds. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at any time prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement with Shurgard Europe entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $20 million entitles us to a commitment fee of 2% of the $20 million. Prior to the consolidation of Shurgard Europe, these fees were recognized in income using the effective interest method over the extended term of the bonds. As of December 31, 2003, $55.3 million of U.S. dollar denominated bonds had been issued to us under this commitment including $6.0 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds and the related accrued interest are included on our Consolidated Balance Sheets in notes receivable affiliate as of December 31, 2003 and the related income and fees are included in our Consolidated Statements of Income in interest income other, net for

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the period ended December 31, 2003. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in interest income and other and therefore the impact of interest is eliminated in the Consolidated Statements of Net Income as of December 31, 2003.

Note 14—Exit Costs

In December 2001, our Board of Directors approved an exit plan to discontinue the operations of STG in the Atlanta and Southern California markets. In connection with this decision, we accrued incremental costs expected to be incurred during the closing of the warehouses. These costs consisted of lease termination fees for warehouses and equipment, severance packages, charges to prepaid expenses and estimated loss on sale of containers during closing totaling $2.8 million.

In December 2003, the Board of Directors approved an exit plan to close the remaining STG warehouses in the Northern California, Oregon and Washington markets and the operations of Shurgard Preferred Partners. This decision caused us to evaluate the assets associated with these operations for impairment. By the end of the second quarter of 2004, we had ceased to use all of our containerized facilities. As of December 31, 2004, we had operating lease obligations through 2008 for all the warehouses and we had entered in subleasing agreements for seven of eight warehouses, including some on a month to month basis. In 2004, we recognized at its fair value a liability of approximately $2.0 million including $1.8 million for the remaining lease rentals reduced by estimated sublease rentals, and remaining severance payments. Also in 2004 we incurred termination benefits, contract termination costs and costs associated with the relocation of customers of approximately $326,000. The exit costs are included in General, administrative and other in our Consolidated Statements of Net Income as of December 31, 2004.

The following table summarizes costs incurred since January 2002 for exiting our containerized storage operations which have been applied to this accrual:

(in thousands)
Total accrued exit costs as of January 1, 2002	$2,790
Payments made	(1,771)

Total accrued exit costs as of December 31, 2002	1,019
Payments made	(507)

Total accrued exit costs as of December 31, 2003	512
Exit costs for 2004 warehouse closings	2,276
Payments made	(1,304)

Total accrued exit costs as of December 31, 2004	$1,484

Note 15—Income Taxes

We elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code, commencing with our taxable year ended December 31, 1994. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted REIT taxable income to our shareholders. We expect to continue to meet these requirements and to distribute at least 90% of our adjusted REIT taxable income to our shareholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent years. Even if we qualify for taxation as a REIT, we are subject to certain state and local taxes on

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income and property, and to federal income and excise taxes on undistributed taxable income. In addition, taxable income from non-REIT activities managed through our taxable REIT subsidiaries is subject to federal, state and local income taxes. As of December 31, 2004 we believe we were in compliance with REIT requirements. Our domestic non-REIT activities are primarily conducted through Shurgard TRS, Inc., a taxable REIT subsidiary. Our foreign non-REIT activities are primarily conducted through our six European taxable REIT subsidiaries.

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2004, 2003 and 2002 distributions paid per share were taxable as follows:

	Year ended December 31,
	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(in thousands)
Ordinary income	$1.52	69.4%	$1.67	77.7%	$1.92	90.8%
Capital gains	0.32	14.6%	0.06	2.8%	0.08	3.8%
Return of capital	0.35	16.0%	0.42	19.5%	0.11	5.4%

	$2.19	100.0%	$2.15	100.0%	$2.11	100.0%

Additionally, during 2004 we paid dividends on our Series C and Series D Redeemable Preferred Stock of $2.175 and $2.1875 per share, respectively. Of these amounts, 85.28% consisted of ordinary dividends and 14.72% consisted of capital gain dividends.

In January 2004, we started consolidating Shurgard Europe, which is subject to income taxes in the jurisdictions of the countries where it operates.

On June 28, 2003 we started consolidating Recom, which is subject to foreign income taxes. In 2003, we recognized income tax expense for Recom but none in 2004. As of December 31, 2004 and 2003 we had a tax liability of $1.9 million and $1.8 million, respectively, for Recom.

The components of deferred tax assets (liabilities) for Shurgard’s taxable operations at December 31, 2004 are included in the table below. As of December 31, 2004 and 2003 we had established a valuation allowance for the value of our deferred tax assets. Given the history of losses of our taxable operations we have concluded there is insufficient evidence at this point to justify recognition of the benefits of these deferred tax assets on our books. We had U.S. Federal net operating loss carryforwards of $26.3 million, $24.4 million and $24.5 million as of December 31, 2004, 2003 and 2002, respectively, that will expire starting in 2012. As of December 31, 2004 we had U.S. state and local net operating loss carryforwards of $12.3 million that will start expiring in 2005. We had $299.3 million of net operating loss carryforwards from our European operations as of December 31, 2004. This amount may be carried forward indefinitely with the exception of $0.2 million which expires in 2005 and $1.2 million which expires in 2006.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The foreign and domestic components of our net deferred tax asset were as follows:

	December 31, 2004	December 31, 2003
	(in thousands)
Domestic	$10,592	$9,410
Foreign	77,019	—

Net deferred tax asset before valuation allowance	87,611	9,410
Valuation allowance	(87,611)	(9,410)

Net deferred tax asset	$—	$—

Significant components of our deferred tax assets and liabilities were as follows:

	December 31, 2004	December 31, 2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$105,888	$8,291
Losses on asset recognition	503	757
Accrual of warehouses exit costs	595	296
Other	1,164	66
Deferred tax liabilities:
Depreciation	(9,028)	—
Exchange translation on bonds payable	(6,888)	—
Other	(4,623)	—

Net deferred tax asset before valuation allowance	87,611	9,410
Valuation allowance	(87,611)	(9,410)

Net deferred tax asset	$—	$—

We increased our valuation allowance for deferred tax assets by $78.2 million, $1.0 million and $456,000 in 2004, 2003 and 2002, respectively.

Note 16—Shareholders’ Equity

Shurgard has 40 million shares of preferred stock authorized, of which 2.8 million shares have been designated as Series A Junior Participating Preferred Stock (none of which were issued or outstanding at December 31, 2004), 2 million shares have been designated as Series B Cumulative Redeemable Preferred Stock (none of which were issued or outstanding at December 31, 2004, as discussed below), 2 million shares have been designated as Series C Cumulative Redeemable Preferred Stock, all of which were issued and outstanding at December 31, 2004, and 3.45 million shares have been designated as Series D Cumulative Redeemable Preferred Stock all of which were issued and outstanding at December 31, 2004. The Board of Directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series and the designation thereof.

Series C and Series D Cumulative Redeemable Preferred Stock earn quarterly dividends at rates of 8.70% and 8.75% of their liquidation preferences, respectively. Our series C Cumulative Redeemable Preferred Stock became callable at our option in December 2003, at a redemption price of $25 per share. Our Series D Cumulative Redeemable Preferred Stock are callable at our option on and after February 2006, at a redemption price of $25 per share.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 28, 2002, we raised approximately $82.3 million through the sale of 2.5 million shares of Class A Common Stock. We used approximately $50 million of the proceeds to redeem in full our 8.80% Series B Cumulative Redeemable Preferred Stock, issued on April 16, 1997. Additional proceeds were used to repay a portion of the indebtedness under our revolving credit facility.

In June 2003, we issued 3,050,000 shares of Class A Common Stock in connection with our purchase of Minnesota Mini Storage at closing and issued an additional 50,000 shares in September 2004 when the transaction was finalized (see Note 5).

On July 11, 2003, we raised approximately $178.2 million through the sale to the public of 5.75 million shares of Class A Common Stock. We used approximately $101.6 million of the proceeds to fund the acquisition of an additional 19.7% ownership interest in Shurgard Europe (see Note 6). Additional proceeds were used to repay a portion of the indebtedness under our line of credit, which included amounts we borrowed to purchase the 36 properties that we previously operated under our tax retention operating leases and to fund our additional investment in Recom.

In October 2003, we issued 395,000 shares of Class A Common Stock in connection with our purchase of our European operating partners’ interest in Recom and Shurgard Europe.

Note 17—Derivative Financial Instruments

We use derivative instruments to manage exposure risks associated with interest rates and foreign currency exchange rates movements. Our objectives for holding derivatives include reducing, eliminating and efficiently managing the impact of these exposures as effectively as possible.

We had derivative liabilities of $34.0 million and $14.8 million as of December 31, 2004 and 2003, respectively, that are included in accounts payable and other liabilities on our Consolidated Balance Sheets. We had $3.5 million of derivative assets that are included in other assets on our Consolidated Balance Sheets. As of December 31, 2004 and 2003 the balance in accumulated other comprehensive income (loss) related to derivative transactions was a loss of $9.9 million and a gain of $184,000, respectively.

In the United States we have entered into interest rate swaps that are not designated as hedges. The interest rate swaps matured in February 2005 and comprised liabilities of $14.9 million at December 31, 2004.

In March 2002, we entered into a fixed to variable interest rate swap for $50 million of the senior notes payable due in 2004. This hedge was designated as a fair value hedge. The gain or loss on the swap and the bonds were recognized in earnings and the carrying value of the bonds was adjusted accordingly. On August 20, 2002, we terminated these swaps at a gain of $2 million. This gain was amortized to interest expense as an adjustment to the carrying value of the bonds over the remaining life of the bonds using the effective interest method. For the years ended December 31, 2004, 2003 and 2002, interest expense was reduced by $382,000, $1.2 million and $452,000, respectively, for amortization of the gain. The bonds were repaid in full in April 2004.

Shurgard Europe has entered into an interest rate swap to effectively fix EURIBOR at 3.714% through October 2011 on €325 million of variable rate debt. This swap is designated as a cash flow hedge and was a liability of $12.7 million at December 31, 2004. Shurgard Europe has also entered into foreign currency exchange derivatives designated as cash flow hedges. These instruments were assets of $2.1 million and liabilities of $1.5 million at December 31, 2004. Undesignated interest rate caps of Shurgard Europe were assets of $5.6 million at December 31, 2004 and mature in October 2014. We sold an interest rate cap that expires in October 2014 and was a liability of $5.1 million at December 31, 2004.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

First Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. The weighted-average notional amounts and fixed pay rates of these swaps are as follows (euros in millions):

	2005	2006	2007	2008
Notional amounts	€83.7	€130.8	€118.9	€45.1
EURIBOR	3.4%	3.7%	3.8%	3.8%

These swap agreements were liabilities of $4.1 million at December 31, 2004.

First Shurgard has also entered into foreign currency exchange derivatives designated as cash flow hedges or economic hedges of net investments in subsidiaries outside the euro zone. These instruments, which mature in May 2008, were assets of $0.8 million and liabilities of $0.5 million at December 31, 2004. First Shurgard is also party to foreign currency exchange derivatives that mature in May 2008 that are not designated as hedges. These instruments were assets of $2.7 million at December 31, 2004. In 2004 we recognized a loss of $0.7 million for hedge ineffectiveness in (interest expense/foreign exchange gain/loss) in our Consolidated Statements of Net Income and we recognized gain of $0.3 in currency translation adjustment on our Consolidated Balance Sheet for those derivatives.

In connection with financing agreements, First Shurgard also entered into call options maturing on May 27, 2008, for the purchase of €15 million equating to $18.6 million at a fixed exchange rate. This transaction does not qualify for hedge accounting.

Second Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. The weighted-average notional amounts and fixed pay rates of these swaps are as follows (euros in millions):

	2005	2006	2007	2008	2009
Notional amounts	€11.9	€91.4	€123.3	€125.2	€69.3
EURIBOR	3.8%	3.8%	3.7%	3.7%	3.7%

These swap agreements were liabilities of $2.8 million at December 31, 2004.

Note 18—Foreign operations

Our international operations are conducted through Shurgard Europe, which we started consolidating as of January 1, 2004. In August 2004, we acquired one property in the United Kingdom through a wholly-owned subsidiary (see Note 5). Our international revenues amounted to $102.1 million, or 24% of total revenue for the year ended December 31, 2004.

The functional currency of each of our European subsidiaries, and their subsidiaries, is the local currency of the country in which the entity has operations (euro for members of the European Union that have adopted the euro, Krona for Sweden, Pound Sterling for the United Kingdom, Krone for Denmark). Assets and liabilities are translated at the exchange rate in effect as of the end of each period and income statement accounts are re-measured at the average exchange rate for each period. Additionally, Recom, a consolidated foreign entity with a U.S. dollar functional currency, has transactions that are denominated in currencies other than U.S. dollars. For Recom, non-monetary assets and liabilities are converted to U.S dollars at historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of the period and income statement accounts are re-measured at the average exchange rate for the period.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of our operations and our financial position are affected by the fluctuations in the value of the euro against the U.S. dollar. The effects of foreign currency exchange variances on our European assets is recognized as a currency translation adjustment in other comprehensive income on our Consolidated Balance Sheets. The effect of such variances in 2002 compared to 2003 was minimal as we only held a 7.57% ownership interest in Shurgard Europe in 2002. Also, we are also exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that are not denominated in the functional currency of the subsidiary or the investee.

As a result of our international operations, we recorded a $6.9 million foreign exchange gain and a $431,000 foreign exchange loss for the years ended December 31, 2004 and 2003, respectively, and no foreign exchange gain or loss in 2002. In 2004, this includes $6.5 million of unrealized gain related to intercompany debt.

Cumulative foreign currency translation adjustment gains of $12.7 million and $9.6 million were included in accumulated other comprehensive income as of December 31, 2004 and 2003, respectively.

Note 19—Stock Compensation and Benefit Plans

Summary of Stock Compensation plans

Our stock compensation plans provide for the granting of options, as well as restricted stock awards, performance awards, stock unit awards and distribution equivalent rights. As of December 31, 2004, we had outstanding grants under several stock option and long-term incentive compensation plans. Our 1993 Stock Option Plan for Employees and Stock Option Plan for Non-employee Directors as amended during 1995 expired in 2003. Our 1995 Long-Term Incentive Compensation Plan expired in 2000 and the remaining outstanding options under those plans will expire in 2010.

In 2003 and 2002 we made grants under the 2000 Long-Term Incentive Compensation Plan (the 2000 Plan) and in 2004 we made grants under both the 2000 Plan and the 2004 Long-Term Incentive Compensation Plan (2004 Plan) that was approved by shareholders in June 2004. The purpose of the 2004 Plan is to enhance the long-term profitability and shareholder value of the Company by offering incentives and rewards to those employees, officers, directors, consultants and agents of Shurgard and its subsidiaries who are key to our growth and success. It is also directed to encourage such persons to remain in the service of Shurgard and its subsidiaries and to acquire and maintain stock ownership in Shurgard. Both the 2000 Plan and the 2004 Plan permit the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards but contain certain limitations imposed by tax legislation. Both plans require mandatory acceleration of vesting in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of Shurgard, except where such awards are assumed or replaced in the transaction. The 2000 Plan and the 2004 Plan allow for grants to consultants and agents, as well as our officers, directors and key employees.

The 2000 Plan provides for the granting of up to 2.8 million shares of our Class A Common Stock. There were 11,665 shares authorized for grant under this plan as of December 31, 2004.

Stock options

Stock options have a ten year term from the grant date and vest over a three period under the 2000 Plan and a minimum of four years under the 2004 Plan with a vesting schedule determined by the Plan Administrator upon grant.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted under our stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions as follows:

Weighted average assumptions used for

Black-Scholes option-pricing model

	Year ended December 31,
	2004	2003	2002
Dividend yield	5.55%	7.97%	8.20%
Expected volatility	22%	23%	20%
Risk free interest rate	3.59%	2.94%	2.76%
Expected life (in years)	5.5	5.6	5.2
Fair value per option (1)	$5.04	$3.12	$1.75

(1)	Weighted averages of option grants during each period.

In December 2001 we granted 142,358 shares of discounted options to officers and key employees and an additional 9,718 shares in 2002. We recognized $204,000 in expense related to these options in 2004.

The weighted average remaining contractual life of options outstanding at December 31, 2004 was 7.1 years and option exercise prices ranged from $21.63 to $42.77 per share.

Changes in options outstanding under the plans are summarized as follows:

	2004		2003		2002
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Outstanding, January 1,	2,887,294	$28.21	2,896,461	$26.17	3,093,184	$24.86
Granted	605,203	$42.09	492,350	$36.43	495,939	$31.38
Forfeited	(88,262)	$33.19	(72,283)	$23.67	(157,335)	$24.95
Exercised	(676,265)	$26.17	(429,234)	$29.46	(535,327)	$23.78

Outstanding, December 31,	2,727,970	$31.64	2,887,294	$28.21	2,896,461	$26.17

Exercisable, December 31,	1,727,562	$27.13	1,982,611	$25.67	1,819,232	$24.78

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

Range of exercise prices	Number of options outstanding	Weighted average remaining contractual Life	Number of options exercisable
$21.63 to $24.56	688,227	5.5 years	688,227
$25.25 to $30.75	682,900	4.8 years	682,068
$31.05 to $37.60	799,468	8.5 years	357,267
$37.85 to $42.77	557,375	9.9 years	—

	2,727,970		1,727,562

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

During 2004, 2003 and 2002 we granted 51,130, 101,650 and 38,005 shares, respectively, of restricted Class A Common Stock to officers and key employees with an average fair value of $41.68, $37.08 and $31.48 per share, the respective market prices of the stock at the dates of grant. We recognized approximately $2.6 million, $948,000 and $416,000 in compensation expense for those awards of which $1.6 million and $270,000 in 2004 and 2003, respectively, relate to a special restricted stock award to an officer. The shares granted entitle the grantee to all shareholder rights and the shares generally vest ratably over 5 years. In December 2003, we granted a special restricted stock award to an officer, with accelerated vesting, for 38,889 of the 56,473 shares granted, through June 2004. The remaining shares vest in equal 25% increments over four years commencing in December 2003. If a grantee’s employment is terminated prior to the end of the five-year period, the unvested shares will be forfeited. In 2004, 2003 and 2002, 8,317, 3,651 and 5,587 shares were forfeited due to employee terminations, respectively.

Other stock compensation and benefit plans

In 1996, we established an Employee Stock Purchase Plan under which U.S. employees can elect to purchase Shurgard stock through regular periodic payroll deductions without paying broker commissions. This plan provides for potential price discounts of up to 15%. Since January 2000, a 10% discount has been offered to employees under this plan.

We have an employee incentive savings 401(k) and an employee stock ownership plan, in which substantially all U.S. employees are eligible to participate. Under the employee incentive savings plan, each year, employees may contribute an amount up to 15% of their annual compensation not to exceed the maximum allowable by law. Employee contributions may be invested in one or more of ten mutual fund investment options administered by a third party. We match a portion of employee contributions in cash. We may make annual discretionary contributions in the form of Shurgard stock, which are not part of the employee savings portion of the 401(k) plan. Our expense for contributions to these plans were approximately $1.4 million, $1.2 million and $1.1 million for 2004, 2003 and 2002, respectively. Employee contributions to the employee incentive savings are not directly invested in Shurgard stock. We do not offer post-employment or post-retirement benefits.

In 2004 we implemented a stock appreciation rights plan in Europe whereby participants receive rights that entitle the participants to receive a payment based on the appreciation of our common stock and dividends paid over the vesting period. The rights fully vest at the end of a three year period and are generally forfeited if a participant’s employment is terminated prior to maturity. We recognize a liability for the rights and adjust it each period based on the number of rights outstanding, dividends paid and the price of our common stock. In 2004 we recognized compensation expense of approximately $670,000 related to this plan.

Note 20—Shareholder Rights Plan

In March 1994, we adopted a Rights Agreement and declared a distribution of one Right for each outstanding share of our Common Stock. This plan was amended in 2004 to extend the expiration date of the Rights from March 2004 to March 2014 and adjust the purchase price per share from $65 to $110. The other terms of the Rights Agreement remained unchanged. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $65, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock. If a person or group acquires more than 10% of the then outstanding shares of common stock, each Right will entitle its holder to receive, on exercise, common stock (or,

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in certain circumstances, cash, property or other securities of Shurgard) having a value equal to two times the exercise price of the Right. In addition, if Shurgard is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring company’s common shares having a market value of twice the Right’s exercise price. We will be entitled to redeem the Rights at $0.0001 per Right at any time prior to the earlier of the expiration or the time that a person has acquired a 10% position. The Rights do not have voting or distribution rights, and until they become exercisable, have no dilutive effect on our earnings.

Note 21—Net Income Per Common Share

The following summarizes the computation of basic and diluted net income per share:

	Earnings	Basic Per share	Effect of dilutive stock options	Diluted Per share
	(in thousands except share data)
For the year ended December 31, 2004
Number of shares		45,968	658	46,626
Income from continuing operations	$30,099
Less: preferred distributions and other	(11,897)	(296)		(296)

Income from continuing operations available to common shareholders adjusted	18,202	$0.39	$—	$0.39
Discontinued operations	17,535	0.38	(0.01)	0.37
Cumulative effect of change in accounting principle	(2,339)	(0.05)	—	(0.05)

Net Income	$33,398	$0.72	$(0.01)	$0.71

For the year ended December 31, 2003
Number of shares		40,406	582	40,988
Income from continuing operations	$35,754
Less: preferred distributions and other	(11,896)	(185)		(185)

Income from continuing operations available to common shareholders adjusted	23,858	$0.59	$(0.01)	$0.58
Discontinued operations	1,884	0.04	—	0.04

Net Income	$25,742	$0.63	$(0.01)	$0.62

For the year ended December 31, 2002
Number of shares		34,456	640	35,096
Income from continuing operations	$46,230
Less: preferred distributions and other	(14,695)
Less: preferred stock redemption issue cost	(1,944)	(131)		(95)

Income from continuing operations available to common shareholders adjusted	29,591	$0.86	$(0.02)	$0.84
Discontinued operations	1,829	0.05	—	0.05

Net Income	$31,420	$0.91	$(0.02)	$0.89

Note 22—Discontinued Operations

In 2004, we designated as discontinued eight storage centers, six of which are located in California and the others in Texas and Washington. In June 2004 we sold four of the California properties for a $12.0 million gain

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and in July of 2004 we sold another California property and the Texas storage center for an aggregate gain of $4.3 million gain. As of December 31, 2004 we had two storage centers designated as held for sale with a carrying value of $7.1 million. These properties were sold in January and February of 2005. We have presented the operating results and gains on dispositions of these storage centers in discontinued operations for all reporting periods.

The following table summarizes income from discontinued operations (in thousands):

	Year ended December 31,
	2004	2003	2002
Discontinued operations:
Revenue	$2,884	$4,088	$3,977
Operating expense	(998)	(1,369)	(1,292)
Depreciation and amortization	(396)	(596)	(596)
Real estate taxes	(181)	(239)	(260)

Operating income from discontinued operations	1,309	1,884	1,829
Gain on sale of properties	16,226	—	—

Discontinued operations	$17,535	$1,884	$1,829

Note 23—Segment Reporting

Following the consolidation of Shurgard Europe beginning January 1, 2004, we added two new reportable segments, European Same Store and European New Store, to the segments reported in prior periods. Shurgard currently has four reportable segments: Domestic Same Store and New Store and European Same Store and New Store. We have adjusted the previously reported segment information for 2003 to include our European segments’ information; however, the new composition of our segments is additive only and does not change previously reported segment results for our domestic operations. For the purpose of reconciliation of the segment reporting to the Consolidated Statement of Net Income, the 2003 results of our European segments are classified in unconsolidated joint ventures.

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

These reportable segments allow us to focus on improving results from our existing real estate assets and renting up our new facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. NOI is defined as storage center operations revenue less direct operating expenses and real estate taxes, but does not include any allocation of indirect operating expenses. Indirect and leasehold expenses include land or building lease expense and certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Indirect operating expenses are allocated to storage centers based on number of months in operation during the period and do not include containerized storage operations, internal real estate acquisition costs or abandoned development expenses.

Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. The entirety of

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill balance is allocated to Same Store. The following table illustrates the results using the 2004 Same Store and New Store base for reportable segments as of and for the years ended December 31, 2004 and 2003. Same Store include all storage centers acquired prior to January 1, 2003, and domestic developments opened prior to January 1, 2002. New Store represent all storage centers acquired after January 1, 2003, and domestic developments opened after January 1, 2002. Inactive Stores include properties no longer in service, properties closed in the process of being redeveloped, or disposed properties in which we have no remaining ownership interest as of December 31, 2004:

	For the year ended December 31, 2004
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Inactive Store	Discontinued Stores	Total
	(in thousands)
Storage center operations revenue	$288,069	$32,242	$73,241	$28,868	$2,675	$(2,884)	$422,211
Less unconsolidated joint ventures	—	(1,651)	—	—	—	—	(1,651)

Consolidated revenue	288,069	30,591	73,241	28,868	2,675	(2,884)	420,560
Direct operating and real estate tax expense	93,514	17,129	30,539	24,575	1,167	(1,011)	165,913
Less unconsolidated joint ventures	—	(1,010)	—	—	—	—	(1,010)

Consolidated direct operating and real estate tax expense	93,514	16,119	30,539	24,575	1,167	(1,011)	164,903

Consolidated NOI	194,555	14,472	42,702	4,293	1,508	(1,873)	255,657
Indirect expense	14,409	1,856	8,781	8,535	129	(168)	33,542
Leasehold expense	3,736	431	1,620	487	—	—	6,274
Less unconsolidated joint ventures	—	(8)	—	—	—	—	(8)

Consolidated indirect and leasehold expense	18,145	2,279	10,401	9,022	129	(168)	39,808

Consolidated NOI after indirect and leasehold expense	$176,410	$12,193	$32,301	$(4,729)	$1,379	$(1,705)	$215,849

Total assets	$1,287,691	$343,646	$568,218	$528,420	$4,363	$—	$2,732,338

Total Storage center additions	$19,018	$105,987	$8,131	$126,328	$—	$—	$259,464

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2003
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Inactive Store	Discontinued Stores	Total
	(in thousands)
Storage center operations revenue	$275,397	$13,437	$60,707	$10,065	$7,841	$(4,088)	$363,359
Less unconsolidated joint ventures	—	—	(60,707)	(10,065)	(230)	—	(71,002)

Consolidated revenue	275,397	13,437	—	—	7,611	(4,088)	292,357
Direct operating and real estate tax expense	91,015	8,929	25,136	12,661	3,619	(1,408)	139,952
Less unconsolidated joint ventures	—	—	(25,136)	(12,661)	(131)	—	(37,928)

Consolidated direct operating and real estate tax expense	91,015	8,929	—	—	3,488	(1,408)	102,024

Consolidated NOI	184,382	4,508	—	—	4,123	(2,680)	190,333
Indirect expense	13,153	892	8,734	5,529	367	(200)	28,475
Leasehold expense	3,241	445	1,433	247	—	—	5,366
Less unconsolidated joint ventures	—	—	(10,167)	(5,776)	(11)	—	(15,954)

Consolidated indirect and leasehold expense	16,394	1,337	—	—	356	(200)	17,887

Consolidated NOI after indirect and leasehold expense	$167,988	$3,171	$—	$—	$3,767	$(2,480)	$172,446

Total assets	$1,332,827	$254,795	$—	$—	$32,268	$—	$1,619,890

Total Storage center additions	$50,821	$132,899	$—	$—	$203	$—	$183,923

The following table illustrates the results using the 2003 Same Store and New Store base for reportable segments as of and for the years ended December 31, 2003 and 2002. Same Store include all storage centers acquired prior to January 1, 2002, and all developments opened prior to January 1, 2001. New Store represent all storage centers acquired after January 1, 2002 and domestic developments opened after January 1, 2001:

	For the year ended December 31, 2003
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Inactive Store	Discontinued Stores	Total
	(in thousands)
Storage center operations revenue	$254,549	$40,970	$44,523	$26,249	$1,156	$(4,088)	$363,359
Less unconsolidated joint ventures	—	—	(44,523)	(26,249)	(230)	—	(71,002)

Consolidated revenue	254,549	40,970	—	—	926	(4,088)	292,357
Direct operating and real estate tax expense	82,357	20,659	16,173	21,624	547	(1,408)	139,952
Less unconsolidated joint ventures	—	—	(16,173)	(21,624)	(131)	—	(37,928)

Consolidated direct operating and real estate tax expense	82,357	20,659	—	—	416	(1,408)	102,024

Consolidated NOI	172,192	20,311	—	—	510	(2,680)	190,333
Indirect expense	11,035	3,379	5,328	8,935	—	(200)	28,477
Leasehold expense	3,240	445	1,167	513	—	—	5,365
Less unconsolidated joint ventures	—	—	(6,495)	(9,448)	(12)	—	(15,955)

Consolidated indirect and leasehold expense	14,275	3,824	—	—	(12)	(200)	17,887

Consolidated NOI after indirect and leasehold expense	$157,917	$16,487	$—	$—	$522	$(2,480)	$172,446

Total assets	$1,146,164	$473,726	$—	$—	$—	$—	$1,619,890

Total Storage center additions	$18,906	$165,017	$—	$—	$—	$—	$183,923

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2002
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Inactive Store	Discontinued Stores	Total
	(in thousands)
Storage center operations revenue	$250,148	$15,794	$35,348	$9,628	$1,766	$(3,977)	$308,707
Less unconsolidated joint ventures	(117)	—	(35,348)	(9,628)	(249)	—	(45,342)

Consolidated revenue	250,031	15,794	—	—	1,517	(3,977)	263,365
Direct operating and real estate tax expense	79,615	8,977	12,615	10,012	796	(1,346)	110,669
Less unconsolidated joint ventures	(32)	—	(12,615)	(10,012)	(155)	—	(22,814)

Consolidated direct operating and real estate tax expense	79,583	8,977	—	—	641	(1,346)	87,855

Consolidated NOI	170,448	6,817	—	—	876	(2,631)	175,510
Indirect expense	9,708	1,609	4,308	4,278	—	(206)	19,697
Leasehold expense	3,201	26	886	179	—	—	4,292
Less unconsolidated joint ventures	(7)	—	(5,194)	(4,457)	(13)	—	(9,671)

Consolidated indirect and leasehold expense	12,902	1,635	—	—	(13)	(206)	14,318

Consolidated NOI after indirect and leasehold expense	$157,546	$5,182	$—	$—	$889	$(2,425)	$161,192

Total assets	$1,159,421	$326,312	$—	$—	$10,408	$—	$1,496,141

Total Storage center additions	$24,693	$233,687	$—	$—	$—	$—	$258,380

The following table reconciles the reportable segments’ revenue per the table above to consolidated total revenue for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Consolidated Storage center operations	$420,560	$292,357	$263,365
Other	5,101	6,877	6,080

Total revenue	$425,661	$299,234	$269,445

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Consolidated direct operating and real estate tax expense	$164,903	$102,024	$87,855
Consolidated indirect operating and leasehold expense	39,808	17,887	14,318
Other operating expense	14,950	7,796	7,275

Consolidated operating and real estate taxes	$219,661	$127,707	$109,448

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the reportable segments’ NOI per the table above to consolidated net income for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Consolidated NOI after indirect and leasehold expense	$215,849	$172,446	$161,192
Other revenue	5,101	6,877	6,080
Other operating expense	(14,950)	(7,796)	(7,275)
Depreciation and amortization	(87,728)	(55,783)	(50,654)
Impairment losses	(80)	(12,671)	(1,626)
General, administrative and other	(32,960)	(18,012)	(9,880)
Equity in earnings (losses) of other real estate investments, net	93	(3,099)	(1,178)
Interest on loans	(82,876)	(51,182)	(40,051)
Amortization of participation rights discount	1,123	5,529	(4,824)
Loss on derivatives	(615)	(2,194)	(10,999)
Foreign exchange gain (loss)	6,247	(431)	—
Interest (expense) income and other, net	4,359	4,887	6,311
Minority interest	16,608	(1,206)	(866)
Income tax expense	(72)	(1,611)	—

Income from continuing operations	$30,099	$35,754	$46,230

The following table reconciles the reportable segments’ assets to consolidated assets as of December 31, 2004, 2003, and 2002:

	As of December 31,
	2004	2003
	(in thousands)
Segment assets (1)	$2,732,338	$1,619,890
Investment in Shurgard Europe	—	319,267
Corporate assets	200,546	127,934

Consolidated assets	$2,932,884	$2,067,091

(1)	Segment assets include European segments assets in 2004 only.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 24—Supplemental Quarterly Financial Data (Unaudited)

We separately report as discontinued operations the historical operating results attributable to operating properties sold and held for sale and the applicable gain or loss on the disposition of the properties. As a result, we have made the appropriate reclassification adjustments to our previously issued financial statements for the quarters ended March 31, June 30 and September 30, 2004 and 2003 and for the quarter ended December 31, 2003.

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

	(in thousands, except share data)
Revenue	$99,402	$104,507	$110,062	$111,690
Income from storage center operations	19,071	24,188	27,074	14,899
Income from continuing operations	1,560	8,275	13,681	6,583
Net (loss) income	(305)	20,807	18,153	6,640

Net (Loss) Income per Common Share—Basic:
(Loss) income from continuing operations available to common shareholders	$(0.03)	$0.12	$0.23	$0.08
Discontinued operations	0.01	0.27	0.10	—
Cumulative effect of change in accounting principle	(0.05)	—	—	—

Net (loss) income per share	$(0.07)	$0.39	$0.33	$0.08

Net (Loss) Income per Common Share—Diluted:
(Loss) income from continuing operations available to common shareholders	$(0.03)	$0.11	$0.23	$0.08
Discontinued operations	0.01	0.27	0.10	—
Cumulative effect of change in accounting principle	(0.05)	—	—	—

Net (loss) income per share	$(0.07)	$0.38	$0.33	$0.08

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share data)
Revenue	$69,826	$72,777	$79,581	$77,050
Income from operations	23,871	22,891	28,841	9,458
Income from continuing operations	12,781	8,455	11,952	2,566
Net income	13,254	8,910	12,466	3,008

Net Income (Loss) per Common Share—Basic:
Income (loss) from continuing operations available to common shareholders	$0.28	$0.15	$0.20	$(0.01)
Discontinued operations	0.01	0.01	0.01	0.01

Net income per share	$0.29	$0.16	$0.21	$—

Net Income (Loss) per Common Share—Diluted:
Income (loss) from continuing operations available to common shareholders	$0.27	$0.15	$0.20	$(0.01)
Discontinued operations	0.01	0.01	0.01	0.01

Net income per share	$0.28	$0.16	$0.21	$—

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company identified an error in its previously issued consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2004. We determined that the amount of other comprehensive income comprised of currency translation adjustments attributable to outside ownership interests in the consolidated subsidiaries of Shurgard Europe was not allocated to minority interests in variable interest entities that it began consolidating in 2004. We corrected this error in the fourth quarter of 2004. This error in the Company’s quarterly consolidated financial statements had no effect on previously reported income from continuing operations or net income (loss).

The impact of this error is as follows:

	Three months Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Comprehensive Income:
Total other comprehensive (loss) income	$(6,028)	$(4,034)	$(122)	$2,316	$2,719	$3,274	$(8,499)
Total comprehensive (loss) income	$(6,333)	$(4,339)	$20,685	$23,123	$20,872	$21,427	$(1,859)

Balance Sheet:
Minority interest	$159,047	$157,053	$154,042	$149,610	$159,125	$154,138	$169,232
Accumulated other comprehensive income	$3,730	$5,724	$3,608	$8,040	$6,327	$11,314	$2,815
Total Shareholders’ equity	$925,100	$927,094	$921,243	$925,675	$928,398	$933,385	$906,198

Note 25—Contingent Liabilities and Commitments

The following tables summarize our contractual obligations and our off-balance sheet commitments as of December 31, 2004.

	Payments due by period
	Total	2005	2006-2007	2008-2009	2010 and thereafter
	(in thousands)
Contractual Obligations
Long-term debt	$1,275,804	$77,610	$73,999	$149,347	$974,848
Capital and operating lease obligations	176,885	10,331	18,285	13,869	134,400

Totals	$1,452,689	$87,941	$92,284	$163,216	$1,109,248

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amount of commitment expiration per period
	Total amounts committed	2005	2006-2007	2008-2009	2010 and thereafter
	(in thousands)
Other Commercial Commitments & Contingent Liabilities
Development contract commitments (1)	$56,560	$55,472	$627	$168	$293
Development loan commitments (2)	5,168	5,168	—	—	—
Outstanding letter of credit (3)	1,280	1,280	—	—	—

Totals	$63,008	$61,920	$627	$168	$293

(1)	Includes costs to complete for property development projects conducted with contractors. The outstanding commitment is computed based on total estimated project costs less costs incurred to date.
(2)	Includes loan commitments to a California developer to finance the construction of certain storage centers according to our specifications.
(3)	We have an outstanding letter of credit related to our insurance trust for worker’s compensation.

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

We are a defendant in litigation filed on October 30, 2002, in the United States District Court for the Northern District of California styled as Patricia Scura et al. v. Shurgard Storage Centers, Inc. (Case No. C 02-5246-WDB). The complaint alleges that we required our hourly store employees to perform work before and after their scheduled work times and failed to pay overtime compensation for work performed before and after hours and during meal periods. In December 2004, we reached a tentative agreement to settle this lawsuit. The basis terms of the proposed agreement are reflected in a Memorandum of Understanding which will be incorporated into a definitive settlement agreement that must be submitted for approval by the District Court. Notwithstanding this proposed agreement, and as an express part thereof, Shurgard continues to deny any and all allegations of wrongdoing raised by this lawsuit. We recognized a $2.75 million liability for the proposed settlement in December 2004 classified in accounts payable and other liabilities on our Consolidated Balance Sheet. We do not currently believe that the outcome of this litigation will have further material adverse effect on our financial position or results of operations. However, we cannot presently determine whether the District Court will approve the terms of the settlement agreement if significant numbers of plaintiffs will opt-out of the proposed settlement class.

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

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 26—Subsequent Events

On January 19, 2005, David Gross filed a purported class action suit in U.S. District Court for the Western District of Washington styled as David Gross v. Shurgard Storage Centers, Inc., Charles K. Barbo, and Harrell L. Beck. (Case No. CV05-0098) for alleged violations of federal securities law. Mr. Gross claimed that Shurgard made material misleading misstatements and omissions relating to our financial statements in various public statements and filings, which Mr. Gross alleges led to the artificial inflation of our stock price. On March 9, 2005, we received a copy of a Notice of Dismissal without Prejudice filed by the law firms that had represented the plaintiffs.

On March 15, 2005, the law firms in the Gross matter filed a class action suit in U.S. District Court for the Western District of Washington styled as Stephen Zak, et al. v. Shurgard Storage Centers, Inc., Charles K. Barbo, and Harrell Beck (Case No. CV05-0417C) for alleged violations of federal securities law. Mr. Zak’s complaint makes substantially similar claims to those in the Gross complaint summarized above. The suit seeks unspecified damages including attorneys’ fees and costs. We currently intend to vigorously defend this litigation.

We completed the sale of a California storage center in January 2005 and a Washington storage center in February 2005 for an aggregate price of approximately $14.1 million, these storage centers were classified as held for sale at December 31, 2004. The sales resulted in a gain of approximately $6.5 million which will be reflected in our first quarter 2005 results.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Ahwatukee	Phoenix	AZ	$—	$721	$2,469	$3,190	$17	$721	$2,486	$3,207	$(591)	1998	1998	360
Arrowhead	Glendale	AZ	—	569	2,600	3,169	27	569	2,627	3,196	(645)	1997	1997	360
Chandler	Chandler	AZ	—	652	2,608	3,260	582	652	3,190	3,842	(1,170)	1986	1986	360
Collonade Mall	Phoenix	AZ	—	—	1,146	1,146	6	—	1,152	1,152	(361)	1998	1997	287
Cooper Road	Gilbert	AZ	—	376	2,398	2,774	18	376	2,416	2,792	(330)	2001	2001	360
Desert Sky	Phoenix	AZ	—	536	2,891	3,427	—	536	2,891	3,427	(336)	2001	2001	360
Dobson Ranch	Mesa	AZ	—	499	1,996	2,495	217	499	2,213	2,712	(673)	1996	1978	360
Houghton	Tucson	AZ	2,127	607	2,536	3,143	293	607	2,829	3,436	(464)	2000	2000	360
Mesa	Mesa	AZ	—	352	1,829	2,181	548	355	2,374	2,729	(949)	1987	1985	360
Mill Avenue	Tempe	AZ	—	147	1,799	1,946	58	431	1,573	2,004	(334)	1999	1998	360
Oro Valley	Tucson	AZ	—	561	2,930	3,491	—	561	2,930	3,491	(202)	2003	2003	360
Phoenix	Phoenix	AZ	—	670	2,697	3,367	205	656	2,916	3,572	(1,131)	1985	1984	360
Phoenix East	Phoenix	AZ	—	543	2,189	2,732	336	543	2,525	3,068	(990)	1987	1984	360
Scottsdale Air Park	Scottsdale	AZ	—	880	3,694	4,574	35	880	3,729	4,609	(999)	1997	1997	360
Scottsdale North	Scottsdale	AZ	—	1,093	4,811	5,904	221	1,093	5,032	6,125	(1,872)	1985/87	1985	360
Scottsdale South	Scottsdale	AZ	—	410	1,743	2,153	210	410	1,953	2,363	(796)	1985	1976/85	360
Shea	Scottsdale	AZ	—	786	3,165	3,951	238	807	3,382	4,189	(850)	1997	1996	360
Speedway	Tucson	AZ	—	744	2,304	3,048	773	773	3,048	3,821	(651)	1998	1998	360
Tanque Verde	Tucson	AZ	—	578	2,620	3,198	—	578	2,620	3,198	(285)	2002	2002	360
Tempe	Tempe	AZ	—	273	1,110	1,383	256	273	1,366	1,639	(548)	1984	1976	360
Union Hills	Phoenix	AZ	—	615	2,475	3,090	162	617	2,635	3,252	(603)	1998	1998	360
Val Vista	Gilbert	AZ	—	682	2,805	3,487	1,075	778	3,784	4,562	(624)	1999	1999	360
Warner	Tempe	AZ	—	313	1,352	1,665	270	313	1,622	1,935	(721)	1995	1985	360
Alicia Parkway	Laguna Hills	CA	—	1,729	7,027	8,756	360	1,729	7,387	9,116	(1,586)	1998	1991	360
Aliso Viejo	Aliso Viejo	CA	—	2,218	3,628	5,846	806	2,218	4,434	6,652	(1,305)	1996	1996	360
Antioch	Antioch	CA	3,529	638	4,366	5,004	520	678	4,846	5,524	(664)	2000	2000	360
Blossom Valley	San Jose	CA	—	1,204	4,128	5,332	529	1,212	4,649	5,861	(1,006)	1998	1998	360
Cabot Road	Laguna Niguel	CA	4,360	1,300	6,129	7,429	13	1,300	6,142	7,442	(704)	2001	2000	360
Capitol Expressway	San Jose	CA	—	973	6,181	7,154	(677)	—	6,477	6,477	(926)	2000	2000	360
Castro Valley	Castro Valley	CA	—	810	4,010	4,820	115	907	4,028	4,935	(1,272)	1996	1975	360
Castro Valley Business Park	Castro Valley	CA	—	97	390	487	26	97	416	513	(131)	1996	1975	360
Costa Mesa	Costa Mesa	CA	2,333	1,057	2,956	4,013	208	882	3,339	4,221	(616)	1999	1998	360
Culver City	Culver City	CA	—	1,039	4,146	5,185	278	1,039	4,424	5,463	(1,662)	1988	1989	360
Daly City	Daly City	CA	—	1,846	5,438	7,284	877	1,846	6,315	8,161	(2,360)	1995	1989	360
El Cajon	El Cajon	CA	—	1,013	4,113	5,126	731	1,013	4,844	5,857	(1,866)	1986	1977	360
El Cerito	Richmond	CA	—	765	3,055	3,820	298	765	3,353	4,118	(1,217)	1986	1987	360
Huntington Beach	Huntington Beach	CA	—	949	3,794	4,743	420	949	4,214	5,163	(1,562)	1988	1986	360
Kearney—Balboa	San Diego	CA	—	830	3,333	4,163	369	830	3,702	4,532	(1,481)	1986	1984	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
La Habra	La Habra	CA	—	715	2,886	3,601	394	715	3,280	3,995	(1,272)	1986	1979/91	360
Livermore	Livermore	CA	—	1,185	4,622	5,807	—	1,185	4,622	5,807	(488)	2002	2002	360
Long Beach (Resco)	Long Beach	CA	—	1,190	6,601	7,791	—	1,190	6,601	7,791	(331)	2003	2003	360
Martinez	Martinez	CA	—	1,012	2,215	3,227	8,167	2,830	8,564	11,394	(1,395)	1995	1987/2004	360
Monterey	Sand City	CA	—	1,274	6,107	7,381	—	1,274	6,107	7,381	(515)	2002	2002	360
Mountain View	Mountain View	CA	—	439	1,757	2,196	280	439	2,037	2,476	(773)	1987	1986	360
Natomas	Sacramento	CA	—	1,307	4,604	5,911	—	1,307	4,604	5,911	(172)	2003	2003	360
Newark	Newark	CA	—	855	3,421	4,276	188	855	3,609	4,464	(1,027)	1996	1991	360
Northridge (Resco)	Northridge	CA	—	2,215	6,250	8,465	—	2,215	6,250	8,465	(202)	2004	2004	360
Oakley	Oakley	CA	—	1,570	4,655	6,225	—	1,570	4,655	6,225	(521)	2001	2001	360
Ontario	Ontario	CA	—	512	2,058	2,570	400	512	2,458	2,970	(603)	1996	1984	360
Orange	Orange	CA	—	1,144	4,580	5,724	96	1,144	4,676	5,820	(1,338)	1996	1985	360
Palms	Los Angeles	CA	4,900	1,598	6,309	7,907	—	1,598	6,309	7,907	(187)	2003	2001	360
Palo Alto	Palo Alto	CA	—	701	2,805	3,506	368	705	3,169	3,874	(1,167)	1986	1987	360
Pinole	Pinole	CA	—	614	1,023	1,637	1,612	1,006	2,243	3,249	(595)	1995	1988	360
Rancho Mirage (Resco)	Rancho Mirage	CA	—	912	5,313	6,225	—	912	5,313	6,225	(77)	2004	2004	360
Rancho San Diego	Rancho San Diego	CA	3,807	1,312	4,874	6,186	—	1,312	4,874	6,186	(348)	2003	2002	360
Rohnert Park (1)	Rohnert Park	CA	—	1,218	4,296	5,514	(5,514)	—	—	—	—	2001	2001	360
Sacramento	Sacramento	CA	—	680	2,723	3,403	132	680	2,855	3,535	(804)	1996	1991	360
San Juan Creek	San Juan Capistran	CA	4,752	1,450	5,526	6,976	1,345	1,450	6,871	8,321	(692)	2001	2001	360
San Leandro	San Leandro	CA	—	776	3,105	3,881	152	776	3,257	4,033	(955)	1996	1991	360
San Lorenzo	San Lorenzo	CA	—	611	2,447	3,058	199	611	2,646	3,257	(781)	1996	1990	360
Santa Ana	Santa Ana	CA	—	1,467	5,920	7,387	616	1,467	6,536	8,003	(2,446)	1986	1975/86	360
SF-Evans	San Francisco	CA	—	2,073	11,236	13,309	—	2,073	11,236	13,309	(757)	2002	2002	360
Solana Beach	Solana Beach	CA	—	—	6,837	6,837	576	—	7,413	7,413	(2,767)	1987	1984	360
South San Francisco	San Francisco	CA	—	721	2,897	3,618	291	721	3,188	3,909	(1,214)	1987	1985	360
Sunnyvale	Sunnyvale	CA	—	1,697	6,541	8,238	5,227	1,697	11,768	13,465	(3,933)	1986	1975/98	360
Tracy	Tracy	CA	—	732	2,928	3,660	259	732	3,187	3,919	(895)	1996	1986	360
Tracy II	Tracy	CA	—	840	2,858	3,698	51	835	2,914	3,749	(283)	2002	2000	360
Union City	Hayward	CA	—	287	1,208	1,495	197	287	1,405	1,692	(546)	1985	1985	360
Van Ness	San Francisco	CA	—	5,289	9,001	14,290	530	5,289	9,531	14,820	(1,551)	1999	1999/1934	360
Vista Park-Land Lease	San Jose	CA	—	—	93	93	—	—	93	93	(53)	2001	2000	360
Walnut Creek	Walnut Creek	CA	3,718	630	4,512	5,142	1,151	—	6,293	6,293	(1,166)	1999	1987	339
West Covina	West Covina	CA	3,950	1,470	4,869	6,339	—	1,470	4,869	6,339	(33)	2004	2001	360
Westpark	Irvine	CA	7,524	690	7,478	8,168	4,981	4,190	8,959	13,149	(1,522)	2000	1999	360
Westwood	Los Angeles	CA	—	951	3,797	4,748	4,257	951	8,054	9,005	(2,469)	1986	1988/97	360
Woodland Hills	Woodland Hills	CA	4,950	1,980	8,342	10,322	—	1,980	8,342	10,322	(19)	2004	2003	360
Denver Tech Center (DTC)	Greenwood Village	CO	—	863	3,296	4,159	—	863	3,296	4,159	(144)	2003	2003	360
Highlands Ranch	Highlands Ranch	CO	—	594	2,822	3,416	—	594	2,822	3,416	(14)	2004	2004	360
Kipling & Hampden	Lakewood	CO	—	326	2,472	2,798	—	326	2,472	2,798	(241)	2002	2002	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Lakewood	Golden	CO	—	528	2,108	2,636	190	528	2,298	2,826	(832)	1986	1985	360
Northglenn	Northglenn	CO	—	531	2,152	2,683	711	531	2,863	3,394	(1,048)	1987	1979	360
Tamarac	Denver	CO	—	194	776	970	218	194	994	1,188	(415)	1984	1977	360
Thornton	Denver	CO	—	237	956	1,193	183	235	1,141	1,376	(453)	1984	1984	360
Windermere	Littleton	CO	—	653	2,690	3,343	421	653	3,111	3,764	(1,225)	1984	1977/79	360
Alafaya JV	Orlando	FL	2,829	1,984	3,234	5,218	54	1,984	3,288	5,272	(350)	2002	2002	360
Blue Heron	West Palm Beach	FL	—	1,327	5,490	6,817	912	1,327	6,402	7,729	(2,370)	1987	1975	360
Brandon	Brandon	FL	3,041	973	3,423	4,396	83	989	3,490	4,479	(706)	1999	1999	360
Carrollwood	Tampa	FL	1,501	884	2,705	3,589	545	911	3,223	4,134	(553)	2000	1999	360
Colonial Town	Orlando	FL	4,622	1,040	3,439	4,479	259	1,040	3,698	4,738	(437)	2001	2001	360
Davie	Davie	FL	—	1,890	3,021	4,911	4,118	2,633	6,396	9,029	(2,164)	1996	1990	360
Daytona Beach	Daytona Beach	FL	2,943	1,620	3,165	4,785	167	1,651	3,301	4,952	(616)	1999	1999	360
Delray Beach	Delray Beach	FL	—	748	2,993	3,741	310	748	3,303	4,051	(1,010)	1996	1986	360
Eau Gallie	Melbourne	FL	2,644	629	2,718	3,347	83	649	2,781	3,430	(544)	1999	1999	360
Fairbanks	Winter Park	FL	—	1,104	3,329	4,433	145	1,104	3,474	4,578	(290)	2002	2002	360
Hunt Club	Apopka	FL	—	764	3,614	4,378	—	764	3,614	4,378	(190)	2003	2003	360
Hyde Park	Tampa	FL	2,948	1,237	2,773	4,010	949	1,243	3,716	4,959	(633)	2000	1999	360
Lauderhill	Lauderhill	FL	—	761	3,164	3,925	380	761	3,544	4,305	(937)	1997	1986	360
Maitland	Maitland	FL	4,549	74	4,985	5,059	562	106	5,515	5,621	(1,404)	1997	1997	360
Margate	Margate	FL	—	906	3,623	4,529	291	906	3,914	4,820	(1,126)	1996	1984	360
McCoy-Wells Fargo NW	Orlando	FL	—	765	3,700	4,465	—	765	3,700	4,465	(415)	2001	2001	360
Military Trail	West Palm Beach	FL	—	1,140	4,564	5,704	618	1,140	5,182	6,322	(1,888)	1987	1981	360
Oakland Park	FT Lauderdale	FL	—	2,443	9,878	12,321	864	2,439	10,746	13,185	(3,984)	1985	1974/78	360
Oldsmar	Oldsmar	FL	2,305	606	2,787	3,393	116	628	2,881	3,509	(415)	2000	2000	360
Ormond Beach	Ormond Beach	FL	2,953	761	3,202	3,963	205	792	3,376	4,168	(621)	1999	1999	360
Oviedo	Oviedo	FL	2,821	527	2,716	3,243	308	535	3,016	3,551	(794)	1997	1997	360
Red Bug	Wintersprings	FL	2,574	856	2,951	3,807	139	825	3,121	3,946	(752)	1997	1997	360
Seminole	Seminole	FL	—	336	1,344	1,680	192	336	1,536	1,872	(593)	1986	1984/85	360
South Orange	Orlando	FL	3,117	715	2,709	3,424	349	741	3,032	3,773	(785)	1997	1997	360
South Semoran	Orlando	FL	2,776	933	3,184	4,117	823	965	3,975	4,940	(896)	1997	1997	360
University	Orlando	FL	—	1,140	4,374	5,514	—	1,140	4,374	5,514	(436)	2002	2002	360
Vineland	Orlando	FL	1,923	1,752	1,165	2,917	—	638	2,279	2,917	(445)	1999	1999	360
West Town	Altamonte Springs	FL	2,193	657	3,070	3,727	428	728	3,427	4,155	(723)	1998	1998	360
West Waters	Tampa	FL	2,411	950	3,569	4,519	92	950	3,661	4,611	(522)	2000	2000	360
Ansley Park	Atlanta	GA	—	804	3,255	4,059	3,073	1,301	5,831	7,132	(2,173)	1995	1991	360
Brookhaven	Atlanta	GA	—	1,082	2,223	3,305	2,564	1,568	4,301	5,869	(1,572)	1995	1992	360
Clairmont Road	Atlanta	GA	—	470	1,907	2,377	279	470	2,186	2,656	(645)	1996	1990	360
Decatur	Decatur	GA	—	644	2,719	3,363	2,599	1,111	4,851	5,962	(1,813)	1995	1992	360
Forest Park	Forest Park	GA	—	573	2,293	2,866	201	573	2,494	3,067	(753)	1996	1980	360
Gwinnett Place	Lawrenceville	GA	—	820	2,324	3,144	542	820	2,866	3,686	(849)	1996	1996	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Holcomb Bridge	Roswell	GA	2,500	917	2,991	3,908	8	920	2,996	3,916	(471)	1999	2000	360
Jones Bridge	Alpharetta	GA	—	676	3,833	4,509	43	648	3,904	4,552	(903)	1997	1997	360
Lawrenceville	Lawrenceville	GA	—	858	3,064	3,922	162	858	3,226	4,084	(766)	1997	1997	360
Morgan Falls	Atlanta	GA	—	1,429	5,718	7,147	295	1,429	6,013	7,442	(1,759)	1996	1990	360
Norcross	Norcross	GA	—	562	2,248	2,810	185	562	2,433	2,995	(736)	1996	1984	360
Peachtree	Duluth	GA	—	1,144	4,784	5,928	173	1,144	4,957	6,101	(1,387)	1997	1996	360
Perimeter Center	Atlanta	GA	—	1,458	2,715	4,173	250	1,458	2,965	4,423	(929)	1996	1996	360
Roswell	Roswell	GA	—	435	1,743	2,178	243	435	1,986	2,421	(729)	1986	1986	360
Sandy Plains	Marietta	GA	—	1,012	4,066	5,078	423	1,012	4,489	5,501	(935)	1998	1998	360
Satellite Blvd	Atlanta	GA	—	670	2,831	3,501	49	670	2,880	3,550	(795)	1997	1994	360
Stone Mountain	Stone Mountain	GA	—	656	2,637	3,293	252	656	2,889	3,545	(846)	1996	1985	360
Tucker	Tucker	GA	—	241	656	897	503	241	1,159	1,400	(337)	1996	1987	360
Alsip	Alsip	IL	—	250	1,001	1,251	1,337	250	2,338	2,588	(742)	1982	1980	360
Berwyn	Berwyn	IL	—	868	5,375	6,243	—	868	5,375	6,243	(490)	2002	2002	360
Bolingbrook	Bolingbrook	IL	—	641	2,631	3,272	359	641	2,990	3,631	(711)	1997	1997	360
Bridgeview	Bridgeview	IL	—	479	1,917	2,396	253	479	2,170	2,649	(807)	1985	1983	360
Chicago Heights	Chicago Heights	IL	—	1,543	3,575	5,118	—	1,543	3,575	5,118	(331)	2002	2002	360
Country Club Hills	Country Club Hills	IL	—	777	3,109	3,886	568	781	3,673	4,454	(661)	1999	1999	360
Dolton	Calumet City	IL	—	344	1,489	1,833	1,246	344	2,735	3,079	(904)	1982	1979	360
Fox Valley	Aurora	IL	—	927	2,986	3,913	30	932	3,011	3,943	(712)	1998	1998	360
Fullerton	Chicago	IL	—	3,325	6,965	10,290	—	3,325	6,965	10,290	(359)	2003	2003	360
Glenview West	Glenview	IL	—	1,003	3,878	4,881	—	1,003	3,878	4,881	(237)	2003	2003	360
Hillside	Hillside	IL	—	261	1,043	1,304	152	261	1,195	1,456	(465)	1988	1988	360
Lincolnwood	Lincolnwood	IL	—	818	4,356	5,174	—	818	4,356	5,174	(506)	2001	2001	360
Lisle	Lisle	IL	—	575	2,335	2,910	304	576	2,638	3,214	(977)	1986	1976/86	360
Lombard	Lombard	IL	—	392	1,566	1,958	323	392	1,889	2,281	(767)	1982	1980	360
Niles	Niles	IL	—	1,449	3,935	5,384	—	1,449	3,935	5,384	(372)	2002	2002	360
Oak Forest	Orland Park	IL	—	704	1,869	2,573	1,418	704	3,287	3,991	(1,086)	1995	1991	360
Palatine	Palatine	IL	2,159	413	2,213	2,626	851	453	3,024	3,477	(469)	2000	2000	360
River West	Chicago	IL	—	1,187	5,116	6,303	—	1,187	5,116	6,303	(235)	2003	2003	360
Rolling Meadows	Rolling Meadows	IL	—	384	1,587	1,971	499	384	2,086	2,470	(730)	1982	1980	360
Schaumburg	Schaumburg	IL	—	443	1,808	2,251	380	429	2,202	2,631	(803)	1982	1980	360
Schaumburg South	Schaumburg	IL	—	490	3,231	3,721	1,511	921	4,311	5,232	(747)	1999	1999	360
Wheaton	Wheaton	IL	—	247	4,190	4,437	28	221	4,244	4,465	(576)	2002	2001	360
Willowbrook	Willowbrook	IL	—	412	1,650	2,062	301	412	1,951	2,363	(744)	1986	1979/82	360
Carmel	Carmel	IN	—	404	2,560	2,964	24	404	2,584	2,988	(812)	1996	1996	360
Castleton	Indianapolis	IN	—	494	1,969	2,463	170	522	2,111	2,633	(528)	1998	1988	360
College Park	Indianapolis	IN	—	694	2,777	3,471	684	694	3,461	4,155	(1,204)	1986	1984	360
Downtown Indy	Indianapolis	IN	2,679	947	3,393	4,340	(3)	1,290	3,047	4,337	(527)	2004	2000	360
Eagle Creek	Indianapolis	IN	—	802	2,646	3,448	76	802	2,722	3,524	(639)	1998	1998	360
East 62nd Street	Indianapolis	IN	—	376	1,629	2,005	—	376	1,629	2,005	(164)	2002	1999	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. &Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
East Washington St.	Indianapolis	IN	1,915	399	2,583	2,982	14	412	2,584	2,996	(433)	1999	1999	360
Fishers	Fishers	IN	—	827	3,394	4,221	363	827	3,757	4,584	(955)	1997	1987	360
Geist	Fishers	IN	—	547	2,356	2,903	—	547	2,356	2,903	(244)	2002	1999	360
Georgetown	Indianapolis	IN	—	461	2,143	2,604	284	461	2,427	2,888	(711)	1996	1996	360
Glendale	Indianapolis	IN	—	520	2,077	2,597	210	520	2,287	2,807	(848)	1986	1985	360
North Greenwood	Indianapolis	IN	—	—	2,600	2,600	65	—	2,665	2,665	(596)	1998	1998	360
Speedway—IN	Indianapolis	IN	—	472	2,094	2,566	168	452	2,282	2,734	(211)	2002	2002	360
Annapolis	Annapolis	MD	—	—	3,432	3,432	84	—	3,516	3,516	(799)	1998	1998	360
Briggs Chaney	Silver Springs	MD	—	430	1,727	2,157	156	430	1,883	2,313	(691)	1994	1987	360
Clinton	Clinton	MD	—	303	1,213	1,516	2,091	650	2,957	3,607	(827)	1986	1985	360
Crofton	Gambrills	MD	—	376	1,516	1,892	161	376	1,677	2,053	(613)	1988	1985	360
Frederick Road	Frederick	MD	—	206	826	1,032	132	206	958	1,164	(372)	1994	1987	360
Gaithersburg	Gaithersburg	MD	—	614	2,465	3,079	1,612	614	4,077	4,691	(1,343)	1994	1986	360
Germantown	Germantown	MD	—	552	2,218	2,770	126	552	2,344	2,896	(853)	1994	1988	360
Laurel	Laurel	MD	—	391	1,570	1,961	280	391	1,850	2,241	(666)	1988	1984	360
Oxon Hill	FT Washington	MD	—	349	1,401	1,750	103	349	1,504	1,853	(547)	1994	1987	360
Reisterstown	Owing Mills	MD	—	586	1,177	1,763	25	586	1,202	1,788	(128)	2002	1992	360
Suitland	Suitland	MD	—	660	2,638	3,298	168	660	2,806	3,466	(1,064)	1987	1985	360
Ann Arbor	Ann Arbor	MI	—	424	1,695	2,119	295	424	1,990	2,414	(794)	1988	1977	360
Auburn Hills	Auburn Hills	MI	—	565	2,798	3,363	190	565	2,988	3,553	(336)	2002	2001	360
Canton	Canton	MI	—	433	1,797	2,230	427	433	2,224	2,657	(711)	1988	1986	360
Canton South	Canton	MI	2,541	842	2,308	3,150	776	852	3,074	3,926	(438)	2000	2000	360
Clinton Township	Clinton Township	MI	—	754	3,195	3,949	267	772	3,444	4,216	(681)	1999	1999	360
Dearborn	Dearborn	MI	—	1,773	2,694	4,467	—	1,773	2,694	4,467	(142)	2003	2003	360
Farmington Hills (O’Brien)	Farmington Hills	MI	—	1,361	3,597	4,958	—	1,361	3,597	4,958	(104)	2004	2004	360
Flint South	Flint	MI	—	615	1,738	2,353	181	615	1,919	2,534	(215)	2001	1983	360
Fraser	Fraser	MI	—	627	2,599	3,226	229	627	2,828	3,455	(779)	1988	1985	360
Jackson	Jackson	MI	—	317	1,282	1,599	13	309	1,303	1,612	(344)	1997	1978	360
Lansing	Lansing	MI	—	124	500	624	82	124	582	706	(247)	1983	1978/79	360
Livonia	Livonia	MI	—	636	2,634	3,270	118	636	2,752	3,388	(828)	1988	1985	360
Madison Heights	Madison Height	MI	—	487	2,099	2,586	684	487	2,783	3,270	(850)	1995	1977	360
Mt. Clemens	Mt. Clemens	MI	1,890	935	2,614	3,549	(166)	935	2,448	3,383	(296)	2001	2001	360
Plymouth	Canton Township	MI	—	348	1,436	1,784	1,240	348	2,676	3,024	(874)	1985	1979	360
Rochester	Shelby Township	MI	—	610	2,445	3,055	201	610	2,646	3,256	(765)	1996	1989	360
Rochester Hills	Rochester Hills	MI	—	970	3,929	4,899	79	970	4,008	4,978	(464)	2001	2001	360
Roseville	Roseville	MI	—	931	3,295	4,226	—	931	3,295	4,226	(112)	2003	2003	360
Southfield	Southfield	MI	—	702	2,824	3,526	645	702	3,469	4,171	(1,199)	1983	1976	360
Southfield at Telegraph	Southfield	MI	—	702	2,824	3,526	2,461	1,333	4,654	5,987	(406)	2002	2002	360
Sterling Heights	Sterling Heights	MI	—	919	3,692	4,611	174	919	3,866	4,785	(1,132)	1996	1986	360
Taylor	Taylor	MI	—	632	2,094	2,726	1,476	632	3,570	4,202	(1,180)	1995	1980	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. &Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Troy—Maple	Troy	MI	—	556	2,243	2,799	3,121	1,987	3,933	5,920	(1,305)	1981	1975/77	360
Troy—Oakland Mall	Troy	MI	—	642	2,604	3,246	707	642	3,311	3,953	(1,166)	1983	1979	360
Walled Lake	Walled Lake	MI	—	359	1,437	1,796	505	359	1,942	2,301	(713)	1985/89	1984	360
Warren	Warren	MI	—	683	2,831	3,514	1,261	815	3,960	4,775	(958)	1988	1985	360
Westland	Westland	MI	—	617	3,607	4,224	—	617	3,607	4,224	(231)	2003	2003	360
Anoka	Anoka	MN	—	368	1,714	2,082	—	368	1,714	2,082	(92)	2003	1986	360
Apple Valley	Apple Valley	MN	—	633	3,103	3,736	—	633	3,103	3,736	(159)	2003	2001	360
Brooklyn Park	Brooklyn Park	MN	—	1,226	3,195	4,421	—	1,226	3,195	4,421	(162)	2003	1986	360
Burnsville	Burnsville	MN	—	661	3,074	3,735	—	661	3,074	3,735	(160)	2003	1999	360
Chanhassen	Chanhassen	MN	—	774	4,343	5,117	—	774	4,343	5,117	(224)	2003	1988/2000	360
Coon Rapids	Coon Rapids	MN	—	971	4,161	5,132	—	971	4,161	5,132	(211)	2003	1986/1997	360
Eden Prairie East	Eden Prairie	MN	—	1,182	4,894	6,076	—	1,182	4,894	6,076	(247)	2003	1978/1992	360
Eden Prairie West	Eden Prairie	MN	—	913	5,151	6,064	—	913	5,151	6,064	(254)	2003	1988/1997	360
Edina	Edina	MN	—	1,316	5,627	6,943	—	1,316	5,627	6,943	(282)	2003	1998	360
Hopkins	Hopkins	MN	—	829	2,522	3,351	—	829	2,522	3,351	(127)	2003	1989/1995	360
Little Canada	Little Canada	MN	—	1,233	8,182	9,415	—	1,233	8,182	9,415	(413)	2003	1982/1997	360
Maple Grove	Maple Grove	MN	—	653	2,199	2,852	—	653	2,199	2,852	(113)	2003	1996	360
Minnetonka	Minnetonka	MN	—	631	3,089	3,720	—	631	3,089	3,720	(152)	2003	1994	360
Plymouth 169	Plymouth	MN	—	534	1,175	1,709	—	534	1,175	1,709	(60)	2003	1972	360
Plymouth 494	Plymouth	MN	—	1,364	4,025	5,389	—	1,364	4,025	5,389	(204)	2003	1978	360
Plymouth West	Plymouth	MN	—	813	3,346	4,159	—	813	3,346	4,159	(168)	2003	2001	360
Richfield	Richfield	MN	—	1,298	5,458	6,756	—	1,298	5,458	6,756	(286)	2003	1983	360
Shorewood	Shorewood	MN	—	1,039	5,793	6,832	—	1,039	5,793	6,832	(296)	2003	1984/1998	360
Woodbury	Woodbury	MN	—	1,097	4,467	5,564	—	1,097	4,467	5,564	(230)	2003	2000	360
Southhaven	Hornlake	MS	1,860	814	1,863	2,677	999	835	2,841	3,676	(508)	1998	1998/2004	360
Albermarle	Charlotte	NC	3,378	707	3,960	4,667	31	707	3,991	4,698	(368)	2002	1984	360
Amity Ct	Charlotte	NC	1,873	433	2,054	2,487	19	459	2,047	2,506	(210)	2002	1993	360
Arrowood	Charlotte	NC	2,641	1,155	2,541	3,696	139	1,218	2,617	3,835	(267)	2002	1992	360
Capital Boulevard	Raleigh	NC	—	342	1,376	1,718	1,308	339	2,687	3,026	(711)	1994	1984	360
Cary	Cary	NC	—	714	2,860	3,574	92	714	2,952	3,666	(1,083)	1994	1984	360
Clayton	Clayton	NC	—	764	2,344	3,108	117	807	2,418	3,225	(216)	2002	1999	360
Concord	Concord	NC	1,926	665	1,949	2,614	104	703	2,015	2,718	(185)	2002	1995	360
Cone Blvd	Greensboro	NC	1,080	599	3,024	3,623	502	651	3,474	4,125	(293)	2002	2000	360
COTT	Matthews	NC	766	237	1,210	1,447	43	273	1,217	1,490	(113)	2002	1989	360
Country Club	Winston Salem	NC	—	757	3,198	3,955	127	803	3,279	4,082	(285)	2002	2000	360
Creedmoor	Raleigh	NC	—	807	3,178	3,985	4	807	3,182	3,989	(752)	1997	1997	360
Eastland	Charlotte	NC	1,701	536	3,209	3,745	11	536	3,220	3,756	(298)	2002	1983	360
English Rd	High Point	NC	—	602	2,020	2,622	431	636	2,417	3,053	(197)	2002	2000	360
Garner	Garner	NC	—	204	818	1,022	94	204	912	1,116	(354)	1994	1987	360
Glenwood	Raleigh	NC	—	266	1,066	1,332	139	266	1,205	1,471	(461)	1994	1983	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Hickory	Hickory	NC	4,455	892	2,885	3,777	3,652	1,410	6,019	7,429	(561)	2002	1986	360
Lexington	Lexington	NC	1,048	430	1,315	1,745	4	425	1,324	1,749	(134)	2002	1987	360
Matthews	Matthews	NC	1,774	775	4,709	5,484	4	743	4,745	5,488	(431)	2002	1981	360
Monroe	Monroe	NC	2,161	506	2,628	3,134	8	506	2,636	3,142	(275)	2002	1985	360
Morrisville	Morrisville	NC	—	409	1,640	2,049	144	409	1,784	2,193	(657)	1994	1988	360
N. Tryon	Charlotte	NC	2,007	873	2,175	3,048	3	873	2,178	3,051	(229)	2002	1987	360
Park Rd	Charlotte	NC	—	1,014	3,337	4,351	2	1,014	3,339	4,353	(303)	2002	1998	360
Pavilion	Charlotte	NC	1,512	1,320	1,969	3,289	8	1,298	1,999	3,297	(182)	2002	1997	360
Pineville	Pineville	NC	9,361	2,334	4,764	7,098	21	2,334	4,785	7,119	(478)	2002	1983	360
Randleman	Greensboro	NC	1,983	1,094	2,314	3,408	(1)	1,094	2,313	3,407	(208)	2002	1998	360
Rockingham	Rockingham	NC	787	157	1,564	1,721	20	157	1,584	1,741	(153)	2002	1996	360
Salisbury	Salisbury	NC	3,241	155	4,617	4,772	4	155	4,621	4,776	(419)	2002	1986	360
Silas Creek	Winston Salem	NC	—	1,640	2,311	3,951	675	1,691	2,935	4,626	(261)	2002	2000	360
South Boulevard	Charlotte	NC	4,932	2,180	3,926	6,106	—	2,180	3,926	6,106	(70)	2004	1996	360
Stallings	Matthews	NC	2,086	747	1,689	2,436	533	786	2,183	2,969	(225)	2002	1995	360
Wake Forest	Wake Forest	NC	720	851	1,484	2,335	500	901	1,934	2,835	(166)	2002	1998	360
Weddington	Waxhaw	NC	2,334	642	2,345	2,987	79	706	2,360	3,066	(209)	2002	1999	360
Wilkinson	Charlotte	NC	1,990	548	2,777	3,325	5	548	2,782	3,330	(263)	2002	1986	360
Winston	Winston Salem	NC	1,136	354	1,441	1,795	117	328	1,584	1,912	(161)	2002	1985	360
Bricktown	Bricktown	NJ	3,751	1,398	2,640	4,038	2,434	1,966	4,506	6,472	(587)	2004	2000	360
Marlboro	Morganville	NJ	—	1,320	4,963	6,283	(15)	1,320	4,948	6,268	(629)	2001	2001	360
Marlton	Marlton	NJ	—	842	4,643	5,485	—	842	4,643	5,485	(252)	2003	2003	360
Old Bridge	Matawan	NJ	—	767	2,301	3,068	2,131	767	4,432	5,199	(1,318)	1987	1987/2000	360
Rockaway (Dover)	Dover	NJ	—	2,038	3,983	6,021	—	2,038	3,983	6,021	(269)	2003	2003	360
Voorhees	Voorhees	NJ	—	1,121	4,268	5,389	(60)	1,121	4,208	5,329	(523)	2001	2001	360
West Paterson	West Paterson	NJ	—	1,944	6,367	8,311	—	1,944	6,367	8,311	(164)	2004	2004	360
Bethpage	Bethpage	NY	6,448	2,370	6,209	8,579	2,715	3,431	7,863	11,294	(941)	2004	2000	360
Commack	Commack	NY	5,820	3,461	6,203	9,664	181	3,461	6,384	9,845	(1,205)	1999	1999	360
Gold Street	Brooklyn	NY	—	1,194	4,821	6,015	1,171	1,194	5,992	7,186	(2,320)	1986	1940	360
Great Neck	Great Neck	NY	1,982	436	2,632	3,068	320	438	2,950	3,388	(464)	1999	1929/2000	360
Hempstead	Hempstead	NY	4,485	1,902	4,572	6,474	1,476	2,617	5,333	7,950	(779)	2004	2000	360
Melville	Melville	NY	—	1,099	3,897	4,996	3,701	1,099	7,598	8,697	(1,340)	1998	1998	360
Nesconset	Nesconset	NY	2,908	1,072	2,919	3,991	599	1,074	3,516	4,590	(547)	2000	2000	360
Northern Boulevard	Long Island	NY	—	1,244	5,039	6,283	1,122	1,244	6,161	7,405	(2,237)	1987	1940	360
Utica Avenue	Brooklyn	NY	—	830	3,556	4,386	333	830	3,889	4,719	(1,588)	1986	1964	360
Van Dam Street	Long Island	NY	—	760	3,189	3,949	505	760	3,694	4,454	(1,488)	1986	1925	360
Yonkers	Yonkers	NY	—	913	3,936	4,849	447	913	4,383	5,296	(1,829)	1986	1928	360
16th & Sandy	Portland	OR	—	231	938	1,169	1,311	492	1,988	2,480	(623)	1995	1973	360
Allen Boulevard	Beaverton	OR	—	525	2,101	2,626	110	525	2,211	2,736	(658)	1996	1973	360
Barbur Boulevard	Portland	OR	—	337	3,411	3,748	2,604	790	5,562	6,352	(1,969)	1995	1993	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. &Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Beaverton (closed for remodel)	Beaverton	OR	—	216	863	1,079	(605)	216	258	474	(93)	1985	1974	360
Denney Road	Beaverton	OR	—	593	2,380	2,973	271	260	2,984	3,244	(987)	1989	1988	360
Division	Portland	OR	—	352	1,395	1,747	2,600	809	3,538	4,347	(1,198)	1996	1992	360
Gresham	Gresham	OR	—	744	2,442	3,186	120	744	2,562	3,306	(777)	1996	1996	360
Hillsboro	Hillsboro	OR	—	720	2,992	3,712	160	720	3,152	3,872	(934)	1996	1996	360
King City / Tigard	Tigard	OR	—	511	2,051	2,562	215	511	2,266	2,777	(825)	1987	1986	360
Liberty Road	Salem	OR	—	524	1,280	1,804	2,246	889	3,161	4,050	(1,094)	1995	1993	360
Milwaukie	Milwaukie	OR	—	583	2,005	2,588	3,213	1,161	4,640	5,801	(1,517)	1996	1990	360
Oregon City	Oregon City	OR	—	321	1,613	1,934	2,088	715	3,307	4,022	(1,222)	1995	1992	360
Portland	Portland	OR	—	382	1,530	1,912	129	382	1,659	2,041	(623)	1988	1988	360
Salem	Salem	OR	—	574	2,294	2,868	456	574	2,750	3,324	(1,061)	1983	1979/81	360
Airport	Philadelphia	PA	—	799	3,194	3,993	588	799	3,782	4,581	(1,371)	1986	1985	360
Edgemont	Newton Square	PA	—	497	3,070	3,567	2,753	949	5,371	6,320	(1,891)	1995	1992	360
Jenkintown	Jenkintown	PA	—	1	2,247	2,248	—	1	2,247	2,248	(36)	2004	2004	360
Oxford Valley	Fairless Hills	PA	—	1,197	4,174	5,371	—	1,197	4,174	5,371	(402)	2002	2002	360
Painters Crossing	Glen Mills	PA	—	513	2,868	3,381	5	511	2,875	3,386	(669)	1998	1998	360
Valley Forge	Berwyn	PA	—	331	2,816	3,147	580	333	3,394	3,727	(250)	2002	2002	360
Westchester	Westchester	PA	—	—	4,197	4,197	498	—	4,695	4,695	(1,741)	1986	1980	360
Ashley River	Charleston	SC	—	851	3,880	4,731	4	910	3,825	4,735	(345)	2002	1999	360
Ballantyne	Fort Mill	SC	—	640	1,976	2,616	386	681	2,321	3,002	(198)	2002	1998	360
Charleston	Ladson	SC	4,170	403	3,063	3,466	503	467	3,502	3,969	(297)	2002	1999	360
Dave Lyle	Rock Hill	SC	—	487	2,483	2,970	417	533	2,854	3,387	(236)	2002	2000	360
Florence	Florence	SC	2,666	584	3,841	4,425	32	584	3,873	4,457	(347)	2002	1985	360
Garners Ferry	Columbia	SC	2,377	1,026	2,361	3,387	12	1,026	2,373	3,399	(222)	2002	1988	360
Greenville	Greenville	SC	1,825	330	1,557	1,887	—	330	1,557	1,887	(178)	2002	1987	360
James Island (Folly Road)	Charleston	SC	—	605	2,372	2,977	—	605	2,372	2,977	(101)	2003	2003	360
Rock Hill	Rock Hill	SC	—	415	1,867	2,282	381	451	2,212	2,663	(198)	2002	1998	360
Rosewood (Morningstar)	Columbia	SC	—	363	3,549	3,912	—	363	3,549	3,912	(117)	2002	2004	360
Shriners	Greenville	SC	1,975	431	2,324	2,755	65	460	2,360	2,820	(222)	2002	1998	360
Spartanburg	Spartanburg	SC	480	212	1,065	1,277	40	212	1,105	1,317	(107)	2002	1986	360
Sumter	Sumter	SC	1,155	268	1,657	1,925	14	253	1,686	1,939	(158)	2002	1986	360
Sunset	Lexington	SC	—	535	2,299	2,834	443	400	2,877	3,277	(225)	2002	1999	360
Woodruff	Greenville	SC	1,912	1,082	1,390	2,472	192	1,078	1,586	2,664	(149)	2002	1996	360
Franklin	Franklin	TN	2,219	569	2,057	2,626	137	584	2,179	2,763	(715)	1995	1995	360
Hermitage	Hermitage	TN	2,316	157	2,445	2,602	576	327	2,851	3,178	(1,230)	1995	1995	360
Hickory Hollow	Antioch	TN	1,722	743	2,337	3,080	275	758	2,597	3,355	(687)	1997	1997	360
Medical Center - TN	Nashville	TN	1,782	236	2,251	2,487	126	246	2,367	2,613	(826)	1995	1995	360
Rivergate	Madison	TN	3,051	760	1,958	2,718	852	776	2,794	3,570	(754)	1996	1996	360
South Main	Memphis	TN	585	465	1,480	1,945	(518)	352	1,075	1,427	(274)	2000	2000	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. &Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Stones River	Murfreesboro	TN	2,215	373	1,879	2,252	584	399	2,437	2,836	(576)	1998	1998	360
Sycamore View	Memphis	TN	1,189	340	1,460	1,800	1,301	364	2,737	3,101	(623)	1998	1998	360
Winchester	Memphis	TN	1,943	620	2,655	3,275	269	642	2,902	3,544	(695)	1998	1998	360
Wolfchase	Memphis	TN	1,525	760	1,881	2,641	626	781	2,486	3,267	(668)	1997	1997	360
Audelia II	Richardson	TX	—	689	2,286	2,975	—	689	2,286	2,975	(250)	2002	2002	360
Bandera Road	San Antonio	TX	—	468	1,873	2,341	153	468	2,026	2,494	(793)	1988	1981	360
Bedford	Bedford	TX	—	408	1,678	2,086	169	408	1,847	2,255	(708)	1985	1984	360
Bee Caves Road	Austin	TX	—	608	3,609	4,217	713	626	4,304	4,930	(790)	1999	1999	360
Beltline	Irving	TX	—	414	1,671	2,085	477	414	2,148	2,562	(863)	1989	1985/86	360
Blanco Road	San Antonio	TX	—	801	3,235	4,036	153	801	3,388	4,189	(1,319)	1988	1989/91	360
Champions	Houston	TX	—	515	2,775	3,290	249	484	3,055	3,539	(675)	1998	1998	360
Cinco Ranch	Katy	TX	—	1,751	1,336	3,087	52	523	2,616	3,139	(536)	1999	1998	360
City Place	Dallas	TX	—	1,045	3,314	4,359	449	1,118	3,690	4,808	(723)	1999	1999	360
East Lamar	Arlington	TX	—	742	1,863	2,605	291	742	2,154	2,896	(674)	1996	1996	360
Federal Road	Houston	TX	—	552	2,223	2,775	194	552	2,417	2,969	(941)	1988	1988	360
First Colony	Missouri City	TX	—	447	2,175	2,622	24	427	2,219	2,646	(346)	2000	1994	360
Forum 303	Arlington	TX	—	273	1,100	1,373	179	273	1,279	1,552	(516)	1986	1984	360
Fredericksburg Road	San Antonio	TX	—	645	2,596	3,241	375	645	2,971	3,616	(1,148)	1987	1978/82	360
Greenville Avenue	Dallas	TX	—	768	3,104	3,872	796	1,375	3,293	4,668	(809)	1998	1998	360
Helotes	Helotes	TX	1,761	481	2,277	2,758	24	493	2,289	2,782	(368)	2000	2000	360
Henderson Pass	San Antonio	TX	—	562	2,348	2,910	919	1,386	2,443	3,829	(572)	1998	1995	360
Henderson Street	Fort Worth	TX	—	318	3,137	3,455	966	338	4,083	4,421	(746)	1999	1999	360
Highway 26	Hurst	TX	—	517	2,761	3,278	(1)	527	2,750	3,277	(364)	2001	2001	360
Highway 78	San Antonio	TX	—	392	1,550	1,942	213	392	1,763	2,155	(406)	1998	1997	360
Hill Country Village	San Antonio	TX	—	679	2,731	3,410	186	679	2,917	3,596	(1,129)	1985	1982	360
Hillcroft	Houston	TX	—	—	3,645	3,645	39	—	3,684	3,684	(1,411)	1991	1988	360
Hurst	Hurst	TX	—	363	1,492	1,855	104	363	1,596	1,959	(613)	1987	1974	360
Imperial Valley	Houston	TX	—	461	1,856	2,317	207	461	2,063	2,524	(804)	1988	1987	360
Irving	Irving	TX	—	180	734	914	813	314	1,413	1,727	(530)	1985	1975/84	360
Kingwood	Kingwood	TX	—	525	2,097	2,622	798	511	2,909	3,420	(1,013)	1988	1988	360
Lakeline	Austin	TX	—	737	3,412	4,149	(38)	748	3,363	4,111	(466)	2001	2001	360
Las Colinas	Irving	TX	2,311	478	2,717	3,195	443	491	3,147	3,638	(472)	2000	2000	360
Lewisville	Lewisville	TX	—	434	2,521	2,955	26	434	2,547	2,981	(728)	1997	1997	360
MacArthur	Irving	TX	—	180	734	914	1,241	359	1,796	2,155	(756)	1985	1975/84	360
Macarthur Crossing	Irving	TX	—	746	2,577	3,323	364	746	2,941	3,687	(907)	1996	1996	360
Medical Center (TX)	Houston	TX	—	737	2,950	3,687	328	737	3,278	4,015	(1,390)	1989	1989	360
Medical Center SA	San Antonio	TX	2,199	660	2,683	3,343	144	667	2,820	3,487	(433)	2000	2000	360
Mission Bend	Houston	TX	—	653	2,218	2,871	553	653	2,771	3,424	(833)	1995	1995	360
Nacogdoches	San Antonio	TX	—	363	1,565	1,928	1,454	381	3,001	3,382	(660)	1998	1996	360
North Austin	Austin	TX	—	609	1,331	1,940	—	609	1,331	1,940	(7)	1986	2004	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. &Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
North Carrollton	Carrollton	TX	—	627	2,739	3,366	29	627	2,768	3,395	(479)	2000	1999	360
North Park	Kingwood	TX	—	570	2,163	2,733	13	549	2,197	2,746	(348)	2000	1996	360
Oak Farms	Houston	TX	—	2,603	2,730	5,333	947	2,652	3,628	6,280	(687)	1999	1999	360
Oak Hills	Austin	TX	2,172	149	3,568	3,717	18	—	3,735	3,735	(701)	1999	1999	360
Oltorf	Austin	TX	—	609	4,399	5,008	—	609	4,399	5,008	(430)	2002	2002	360
Olympia	Missouri City	TX	2,210	489	2,912	3,401	13	498	2,916	3,414	(439)	2000	2000	360
Park Cities East	Dallas	TX	—	1,017	2,686	3,703	248	1,017	2,934	3,951	(939)	1995	1995	360
Parker Road	Plano	TX	—	809	2,133	2,942	37	809	2,170	2,979	(686)	1995	1995	360
Preston Road	Dallas	TX	—	703	2,702	3,405	120	703	2,822	3,525	(793)	1997	1997	360
River Oaks	Houston	TX	—	987	2,565	3,552	4,799	1,738	6,613	8,351	(2,439)	1996	1989	360
Round Rock	Round Rock	TX	—	386	1,641	2,027	147	386	1,788	2,174	(522)	1997	1995	360
San Antonio NE	San Antonio	TX	—	406	1,630	2,036	146	406	1,776	2,182	(695)	1985	1982	360
Shavano Park	San Antonio	TX	—	566	2,887	3,453	—	566	2,887	3,453	(332)	2001	2001	360
Slaughter Lane	Austin	TX	—	592	2,428	3,020	268	592	2,696	3,288	(757)	1997	1994	360
South Cooper	Arlington	TX	—	632	2,305	2,937	315	632	2,620	3,252	(772)	1996	1996	360
South Main—TX	Houston	TX	—	404	1,039	1,443	158	392	1,209	1,601	(217)	2000	1999	360
Southlake	Southlake	TX	—	670	2,738	3,408	344	670	3,082	3,752	(673)	1998	1998	360
Sugarland	Sugarland	TX	—	761	2,991	3,752	140	761	3,131	3,892	(1,191)	1988	1987	360
T.C. Jester	Houston	TX	—	903	3,613	4,516	474	903	4,087	4,990	(1,153)	1996	1990	360
The Quarry	San Antonio	TX	—	1,316	2,817	4,133	126	488	3,771	4,259	(789)	1999	1999	360
Thousand Oaks	San Antonio	TX	—	421	1,683	2,104	107	421	1,790	2,211	(704)	1986	1987	360
Universal City	Universal City	TX	—	169	593	762	1,075	169	1,668	1,837	(623)	1995	1985	360
Valley Ranch	Coppell	TX	—	791	3,210	4,001	235	791	3,445	4,236	(948)	1997	1995	360
West University	Houston	TX	—	1,121	4,484	5,605	200	1,121	4,684	5,805	(1,774)	1989	1988	360
Westchase	Houston	TX	—	250	2,756	3,006	12	351	2,667	3,018	(419)	2000	1998	360
Westheimer	Houston	TX	—	611	2,470	3,081	80	611	2,550	3,161	(952)	1986	1977	360
Windcrest	San Antonio	TX	—	626	2,535	3,161	494	626	3,029	3,655	(858)	1996	1975	360
Woodforest	Houston	TX	—	538	1,870	2,408	366	538	2,236	2,774	(649)	1996	1996	360
Woodlands	Spring	TX	—	737	2,948	3,685	392	737	3,340	4,077	(1,257)	1988	1988	360
Bayside	Virginia Beach	VA	—	236	943	1,179	320	236	1,263	1,499	(454)	1988	1984	360
Burke	Fairfax	VA	—	634	2,539	3,173	187	634	2,726	3,360	(781)	1996	1984	360
Burke Centre	Burke	VA	—	716	3,304	4,020	1,854	1,035	4,839	5,874	(509)	2001	1983	360
Burke Centre Bus Park	Burke	VA	—	319	1,474	1,793	(1,782)	—	11	11	(3)	2001	1983	360
Cedar Road	Chesapeake	VA	—	295	1,184	1,479	244	295	1,428	1,723	(490)	1994	1989	360
Charlottesville	Charlottesville	VA	—	305	1,225	1,530	139	305	1,364	1,669	(534)	1994	1984	360
Chesapeake	Chesapeake	VA	—	454	1,821	2,275	84	454	1,905	2,359	(571)	1996	1986	360
Crater Road	Petersburg	VA	—	224	898	1,122	103	224	1,001	1,225	(379)	1994	1987	360
Dale City	Dale City	VA	—	346	1,388	1,734	484	346	1,872	2,218	(635)	1994	1986	360
Fairfax	Fairfax	VA	—	1,136	4,555	5,691	2,495	1,414	6,772	8,186	(2,396)	1986	1980	360
Falls Church	Falls Church	VA	—	1,413	5,661	7,074	702	1,413	6,363	7,776	(2,249)	1987	1988	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. &Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Fordson	Alexandria	VA	—	324	3,114	3,438	70	324	3,184	3,508	(328)	2002	1984	360
Fullerton	Springfield	VA	—	1,139	4,346	5,485	84	1,139	4,430	5,569	(484)	2001	1983	360
Gainesville	Gainesville	VA	—	245	983	1,228	196	245	1,179	1,424	(436)	1994	1988	360
Herndon	Herndon	VA	—	582	2,334	2,916	468	582	2,802	3,384	(1,044)	1988	1985	360
Holland Road	Virginia Beach	VA	—	204	818	1,022	153	204	971	1,175	(404)	1994	1985	360
Jefferson Davis Hwy	Richmond	VA	—	306	1,226	1,532	118	306	1,344	1,650	(500)	1994	1990	360
Kempsville	Virginia Beach	VA	—	279	1,116	1,395	154	279	1,270	1,549	(464)	1989	1985	360
Laskin Road	Virginia Beach	VA	—	305	1,225	1,530	171	305	1,396	1,701	(531)	1994	1984	360
Leesburg	Leesburg	VA	—	541	2,174	2,715	75	541	2,249	2,790	(663)	1996	1986	360
Manassas West/East	Manassas	VA	—	315	1,221	1,536	583	315	1,804	2,119	(682)	1988	1984	360
McLean	Mc Lean	VA	—	—	1,839	1,839	1,799	—	3,638	3,638	(1,423)	1997	1997	237
Merrifield	Fairfax	VA	—	3,184	3,966	7,150	918	3,192	4,876	8,068	(843)	1999	1999	360
Midlothian Turnpike	Richmond	VA	—	646	2,591	3,237	59	582	2,714	3,296	(806)	1996	1984	360
Newport News North	Newport News	VA	—	574	2,301	2,875	326	574	2,627	3,201	(756)	1996	1986	360
Newport News South	Newport News	VA	—	496	2,014	2,510	354	496	2,368	2,864	(882)	1985/92	1985	360
North Richmond	Richmond	VA	—	344	1,375	1,719	186	344	1,561	1,905	(605)	1988	1984	360
Old Towne	Alexandria	VA	5,686	2,036	7,210	9,246	173	2,036	7,383	9,419	(1,300)	1999	1999	360
Potomac Mills	Woodbridge	VA	—	1,114	3,440	4,554	21	1,122	3,453	4,575	(817)	1997	1997	360
Princess Anne Road	Virginia Beach	VA	—	305	1,225	1,530	109	305	1,334	1,639	(487)	1994	1985	360
South Military Highway	Virginia Beach	VA	—	289	1,161	1,450	308	289	1,469	1,758	(453)	1996	1984	360
Sterling (Cascades)	Sterling	VA	—	2,292	3,639	5,931	64	2,292	3,703	5,995	(815)	1998	1998	360
Telegraph	Lorton	VA	—	441	2,036	2,477	53	441	2,089	2,530	(225)	2001	2001	360
Temple	Prince George	VA	—	297	1,193	1,490	156	297	1,349	1,646	(510)	1994	1989	360
Virginia Beach Blvd.	Virginia Beach	VA	—	502	1,832	2,334	495	502	2,327	2,829	(873)	1989	1985	360
Lakewood 512	Lakewood	WA	—	920	3,676	4,596	525	920	4,201	5,121	(1,450)	87/88/91	1979/81	360
Auburn	Auburn	WA	—	760	2,773	3,533	177	760	2,950	3,710	(935)	1996	1996	360
Aurora North (1) (2)	Shoreline	WA	—	621	2,560	3,181	(3,181)	—	—	—	—	1986	1978	360
Ballinger Way	Shoreline	WA	—	893	3,545	4,438	—	893	3,545	4,438	(92)	2004	2004	360
Bellefield	Bellevue	WA	—	957	3,830	4,787	259	957	4,089	5,046	(1,201)	1996	1978	360
Bellevue	Bellevue	WA	—	1,860	7,483	9,343	5,197	2,385	12,155	14,540	(3,740)	1984	1975/99	360
Bellingham	Bellingham	WA	—	601	2,400	3,001	313	601	2,713	3,314	(1,008)	1981	1981	360
Bremerton	Bremerton	WA	—	563	2,297	2,860	97	563	2,394	2,957	(622)	1997	1976	360
Burien	Burien	WA	—	646	2,622	3,268	532	646	3,154	3,800	(1,158)	1985	1974	360
Burien II	Seatac	WA	—	388	1,553	1,941	282	388	1,835	2,223	(715)	1985	1979	360
Canyon Park	Bothell	WA	—	1,023	2,949	3,972	264	1,023	3,213	4,236	(1,431)	1996	1990	360
Canyon Road Puyallup	Puyallup	WA	—	234	937	1,171	156	234	1,093	1,327	(328)	1996	1986	360
Capitol Hill	Seattle	WA	—	764	4,516	5,280	980	839	5,421	6,260	(2,970)	1987	1988	360
East Bremerton	Bremerton	WA	—	576	2,312	2,888	237	576	2,549	3,125	(746)	1996	1985	360
East Lynnwood	Lynnwood	WA	—	482	1,933	2,415	523	482	2,456	2,938	(873)	1986	1978	360
Edmonds	Edmonds	WA	—	1,190	4,806	5,996	636	1,190	5,442	6,632	(1,930)	1984	1974/75	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Everett	Everett	WA	—	512	2,045	2,557	766	512	2,811	3,323	(999)	1981	1978	360
Factoria	Bellevue	WA	—	590	2,362	2,952	50	580	2,422	3,002	(914)	1984	1984	360
Factoria Square	Bellevue	WA	—	1,226	4,909	6,135	126	1,226	5,035	6,261	(1,458)	1996	1989	360
Federal Way	Federal Way	WA	—	862	3,414	4,276	301	872	3,705	4,577	(1,417)	1984	1975	360
Gig Harbor	Gig Harbor	WA	—	1,119	769	1,888	120	1,059	949	2,008	(202)	1999	1980	360
Hazel Dell	Vancover	WA	—	728	1,506	2,234	2,913	1,279	3,868	5,147	(1,214)	1996	1989	360
Highland Hills	Tacoma	WA	—	592	2,362	2,954	244	592	2,606	3,198	(966)	1981	1982	360
Issaquah	Issaquah	WA	—	615	2,460	3,075	216	615	2,676	3,291	(1,056)	1985	1986	360
Juanita	Kirkland	WA	3,365	877	4,469	5,346	11	877	4,480	5,357	(709)	2000	2000	360
Kennydale	Renton	WA	—	816	3,267	4,083	215	816	3,482	4,298	(973)	1996	1991	360
Kent	Kent	WA	—	557	2,297	2,854	49	543	2,360	2,903	(614)	1997	1977	360
Lacey	Lacey	WA	—	251	1,014	1,265	101	185	1,181	1,366	(307)	1997	1977	360
Lake City	Seattle	WA	—	572	2,421	2,993	314	572	2,735	3,307	(1,104)	1995	1987	360
Lake Union	Seattle	WA	—	1,580	7,440	9,020	41	2,956	6,105	9,061	(2,437)	1998	1998	360
Lynnwood	Lynnwood	WA	—	775	3,186	3,961	123	757	3,327	4,084	(863)	1997	1979	360
Mill Creek	Everett	WA	—	627	3,760	4,387	300	627	4,060	4,687	(841)	1998	1998	360
North Spokane	Spokane	WA	—	581	2,328	2,909	1,330	581	3,658	4,239	(1,122)	1984	1976	360
Parkland	Tacoma	WA	—	400	1,634	2,034	74	391	1,717	2,108	(462)	1997	1980	360
Pier 57	Seattle	WA	—	872	4,558	5,430	124	872	4,682	5,554	(985)	1986	1912/98	360
Port Orchard	Port Orchard	WA	—	483	2,013	2,496	105	483	2,118	2,601	(612)	1997	1991	360
Queen Anne/Magnolia	Seattle	WA	—	952	3,777	4,729	289	952	4,066	5,018	(1,546)	1987	1988	360
Redmond	Redmond	WA	—	537	5,503	6,040	30	529	5,541	6,070	(1,199)	1998	1998	360
Renton	Renton	WA	—	625	2,557	3,182	291	625	2,848	3,473	(1,105)	1984	1979/89	360
Salmon Creek	Vancouver	WA	—	759	3,327	4,086	49	759	3,376	4,135	(934)	1997	1997	360
Sammamish Plateau	Sammamish	WA	—	963	3,854	4,817	68	963	3,922	4,885	(852)	1998	1998	360
Shoreline (2)	Shoreline	WA	—	874	3,446	4,320	730	875	4,175	5,050	(1,483)	1986	1978	360
Smokey Point	Arlington	WA	—	232	929	1,161	152	232	1,081	1,313	(415)	1987	1984/87	360
South Hill	Puyallup	WA	—	300	1,247	1,547	179	300	1,426	1,726	(530)	1995	1980	360
Southcenter	Renton	WA	—	425	1,783	2,208	232	425	2,015	2,440	(807)	1985	1979	360
Spokane	Spokane	WA	—	232	952	1,184	96	227	1,053	1,280	(312)	1997	1976	360
Sprague	Tacoma	WA	—	717	1,431	2,148	2,918	1,241	3,825	5,066	(1,286)	1996	1950/89	360
Tacoma South	Tacoma	WA	—	315	1,263	1,578	205	315	1,468	1,783	(540)	1987	1975	360
Totem Lake	Kirkland	WA	—	660	2,668	3,328	295	660	2,963	3,623	(1,113)	1984	1978	360
Vancouver Mall	Vancouver	WA	—	364	1,457	1,821	284	364	1,741	2,105	(710)	1980	1982	360
W. Olympia	Olympia	WA	—	359	1,446	1,805	88	351	1,542	1,893	(396)	1997	1978	360
West Seattle	Seattle	WA	—	698	4,202	4,900	66	698	4,268	4,966	(1,149)	1997	1997	360
White Center(aka West Seattle)	Seattle	WA	—	559	2,284	2,843	186	559	2,470	3,029	(925)	1980	1981	360
Woodinville	Woodinville	WA	—	674	2,693	3,367	433	674	3,126	3,800	(1,075)	1984	1982/84	360
Corporate Office	Seattle	WA	—	3,947	7,096	11,043	18,146	3,999	25,199	29,198	(16,105)	1998	1998	360
Manassas East (to re-open in 2005)	Manassas	VA	—	339	1,406	1,745	—	339	1,406	1,745	(550)	2004	N/A	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Monocacy (Land with no Building)	Frederick	MD	—	1,288	—	1,288	—	1,288	—	1,288	—	2002	N/A	360
Olive Interbelt (Non-Shurgard Store)	St. Louis	MO	—	818	3,705	4,523	116	818	3,821	4,639	(1,403)	1994	1994	360
Fontana-Sierra (Land with no Building)	Fontana	CA	—	391	1,572	1,963	(1,526)	437	—	437	—	1987	1980/85	360
St. Peters (Land with no Building)	St. Peters	MO	—	1,012	—	1,012	—	1,012	—	1,012	—	1999	N/A	360

Domestic total			244,741	367,627	1,390,711	1,758,338	221,640	385,010	1,594,977	1,979,987	(376,466)

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004				Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. & Other	Gross Storage centers	Accum. Depr.
Aartselaar	Antwerpen	Belgium	3,852	1,104	6,703	7,807	57	1,104	6,760	7,864	(1,361)	2004	1997	360
Antwerpen Bredabaan	Antwerpen	Belgium	3,507	1,945	5,167	7,112	50	1,945	5,217	7,162	(566)	2004	2000	360
Borgerhout	Antwerpen	Belgium	3,092	395	5,390	5,785	65	395	5,455	5,850	(398)	2004	2002	360
Brugge	Brugge	Belgium	2,613	1,123	4,188	5,311	29	1,123	4,217	5,340	(545)	2004	1999	360
Forest	Brussels	Belgium	4,087	—	6,515	6,515	89	—	6,604	6,604	(1,589)	2004	1995	360
Ghent	Ghent	Belgium	4,424	1,385	7,466	8,851	148	1,385	7,614	8,999	(2,371)	2004	1998	360
Jette	Brussels	Belgium	4,894	1,267	8,667	9,934	60	1,267	8,727	9,994	(1,222)	2004	2000	360
Kortrijk	Kortrijk	Belgium	3,093	1,559	4,946	6,505	38	1,559	4,984	6,543	(539)	2004	1999	360
Leuven	Leuven	Belgium	3,741	2,043	5,544	7,587	52	2,043	5,596	7,639	(783)	2004	1998	360
Linkeroever	Antwerpen	Belgium	2,390	324	4,425	4,749	104	324	4,529	4,853	(302)	2004	2002	360
Luik	Luik	Belgium	2,401	1,015	3,767	4,782	97	1,015	3,864	4,879	(424)	2004	2000	360
Machelen	Machelen	Belgium	2,899	941	4,947	5,888	34	941	4,981	5,922	(977)	2004	1997	360
Molenbeek	Brussels	Belgium	2,278	919	3,589	4,508	114	919	3,703	4,622	(838)	2004	1995	360
Overijse	Overijse	Belgium	2,647	1,624	3,729	5,353	49	1,624	3,778	5,402	(554)	2004	1998	360
Sint Pieters Leeuw	Brussels	Belgium	2,700	376	5,089	5,465	62	376	5,151	5,527	(650)	2004	2001	360
Waterloo	Waterloo	Belgium	5,705	626	8,549	9,175	74	626	8,623	9,249	(1,661)	2004	1995	360
Wavre	Wavre	Belgium	2,533	932	4,121	5,053	—	932	4,121	5,053	(151)	2004	2003	360
Zaventem	Zaventem	Belgium	4,587	3,672	5,570	9,242	110	3,672	5,680	9,352	(1,986)	2004	1996	360
Herlev	Copenhagen	Denmark	2,995	2,545	4,776	7,321	—	2,545	4,776	7,321	(13)	2004	2004	360
Hørsholm	Hørsholm	Denmark	5,232	1,481	8,666	10,147	410	1,385	9,172	10,557	(468)	2004	2002	360
Hvidovre	Hvidovre	Denmark	5,505	2,089	9,047	11,136	95	2,089	9,142	11,231	(770)	2004	2001	360
Ishøj	Ishøj	Denmark	4,141	1,305	6,942	8,247	166	1,305	7,108	8,413	(584)	2004	2001	360
Osterbro	Copenhagen	Denmark	5,215	2,601	8,273	10,874	—	2,601	8,273	10,874	(402)	2004	2003	360
Roskilde	Roskilde	Denmark	5,301	2,594	8,465	11,059	—	2,594	8,465	11,059	(450)	2004	2002	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004				Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. & Other	Gross Storage centers	Accum. Depr.
Tårnby	Copenhagen	Denmark	4,912	2,030	6,017	8,047	—	2,030	6,017	8,047	(132)	2004	2004	360
Asnières	Asnières	France	6,087	3,050	9,375	12,425	26	3,050	9,401	12,451	(1,299)	2004	2001	360
Avignon	Avignon	France	1,106	1,446	3,903	5,349	—	1,446	3,903	5,349	—	2004	2004	360
Ballainvilliers	Ballainvilliers	France	4,160	2,121	6,267	8,388	93	2,121	6,360	8,481	(973)	2004	2000	360
Buchelay	Buchelay	France	4,109	1,601	6,747	8,348	46	1,601	6,793	8,394	(960)	2004	2001	360
Chambourcy	Chambourcy	France	5,300	4,270	6,619	10,889	—	4,270	6,619	10,889	(243)	2004	2003	360
Coignières	Coignières	France	3,835	1,689	6,102	7,791	43	1,689	6,145	7,834	(756)	2004	2001	360
Epinay	Epinay	France	4,170	1,525	6,972	8,497	28	1,525	7,000	8,525	(710)	2004	2002	360
Eragny	Paris	France	4,285	862	5,840	6,702	—	862	5,840	6,702	(237)	2004	2003	360
Fresnes	Fresnes	France	4,593	2,797	6,568	9,365	28	2,797	6,596	9,393	(993)	2004	2000	360
Grigny	Grigny	France	4,130	1,423	6,972	8,395	42	1,423	7,014	8,437	(805)	2004	2001	360
La Seyne	La Seyne-sur-mer	France	3,835	782	6,922	7,704	106	782	7,028	7,810	(622)	2004	2002	360
Lyon Gerland	Lyon	France	4,592	3,692	5,584	9,276	91	3,692	5,675	9,367	(391)	2004	2002	360
Lyon Vaise	Lyon	France	4,374	2,497	4,440	6,937	—	2,497	4,440	6,937	(121)	2004	2003	360
Marseille	Marseille	France	4,830	2,153	7,664	9,817	51	2,153	7,715	9,868	(794)	2004	2002	360
Marseille Bonneveine	Marseille	France	4,065	2,626	3,725	6,351	—	2,626	3,725	6,351	(220)	2004	2003	360
Mérignac	Bordeaux	France	3,854	1,263	5,043	6,306	—	1,263	5,043	6,306	(43)	2004	2004	360
Montrouge	Montrouge	France	3,222	1,050	7,190	8,240	—	1,050	7,190	8,240	(2,452)	2004	1997	360
Nanterre	Nanterre	France	5,862	3,092	8,262	11,354	471	3,092	8,733	11,825	(1,483)	2004	2000	360
Nice	Nice	France	4,260	1,896	5,050	6,946	1,781	1,896	6,831	8,727	(2,501)	2004	1997	360
Noisy	Noisy	France	5,288	2,905	7,705	10,610	158	2,905	7,863	10,768	(551)	2004	2002	360
Osny	Osny	France	3,339	1,235	5,521	6,756	58	1,257	5,557	6,814	(940)	2004	2000	360
Pessac	Bordeaux	France	3,554	1,644	4,369	6,013	—	1,644	4,369	6,013	—	2004	2004	360
Pierrefitte	Paris	France	4,057	2,262	4,795	7,057	—	2,262	4,795	7,057	(42)	2004	2004	360
Pontault Combault	Pontault Combault	France	3,442	1,213	5,771	6,984	45	1,213	5,816	7,029	(1,086)	2004	1999	360
Port-Marly	Port-Marly	France	3,741	1,311	6,299	7,610	34	1,311	6,333	7,644	(954)	2004	2000	360
Rosny	Rosny	France	4,271	1,696	6,949	8,645	71	1,696	7,020	8,716	(1,046)	2004	2000	360
Sevran	Sevran	France	4,354	1,602	7,284	8,886	19	1,602	7,303	8,905	(608)	2004	2002	360
Sucy	Paris	France	5,094	3,776	4,128	7,904	—	3,776	4,128	7,904	(226)	2004	2003	360
Thiais	Thiais	France	5,915	4,788	7,150	11,938	126	4,788	7,276	12,064	(723)	2004	2001	360
Varlin	Varlin	France	319	—	608	608	34	—	642	642	(675)	2004	1997	360
Villejust	Villejust	France	4,084	1,647	6,641	8,288	53	1,647	6,694	8,341	(1,077)	2004	2000	360
Vitrolles	Vitrolles	France	4,354	1,980	6,860	8,840	53	1,980	6,913	8,893	(616)	2004	2002	360
Wambrechies	Lille	France	3,261	1,835	3,267	5,102	—	1,835	3,267	5,102	(95)	2004	2003	360
Wattignies	Lille	France	3,844	737	5,305	6,042	—	737	5,305	6,042	(147)	2004	2003	360
Bonn Bornheimer Strasse	Bonn	Germany	4,824	2,369	5,211	7,580	—	2,369	5,211	7,580	(73)	2004	2004	360
Düsseldorf Erkrather Strasse	Düsseldorf	Germany	4,885	1,737	5,785	7,522	—	1,737	5,785	7,522	(176)	2004	2003	360
Düsseldorf Heerdter Landstrasse	Düsseldorf	Germany	4,324	1,225	5,850	7,075	—	1,225	5,850	7,075	(207)	2004	2003	360
Essen Martin Luther Strasse	Essen	Germany	5,277	1,945	6,886	8,831	—	1,945	6,886	8,831	(255)	2004	2003	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004				Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. & Other	Gross Storage centers	Accum. Depr.
Köln Melatengürtel	Köln	Germany	5,422	2,622	5,309	7,931	—	2,622	5,309	7,931	(74)	2004	2004	360
Krefeld Diessemer Bruch	Krefeld	Germany	3,992	1,066	5,155	6,221	—	1,066	5,155	6,221	(72)	2004	2004	360
Mönchengladbach Krefelder Strasse	Mönchengladbach	Germany	4,549	1,814	5,421	7,235	—	1,814	5,421	7,235	(209)	2004	2003	360
Mönchengladbach Waldnieler Strasse	Mönchengladbach	Germany	4,835	2,280	5,287	7,567	—	2,280	5,287	7,567	(208)	2004	2003	360
Wuppertal Friedrich-Engels-Alle	Wuppertal	Germany	3,134	1,067	5,247	6,314	—	1,067	5,247	6,314	—	2004	2004	360
Almere	Amsterdam	Netherlands	3,703	1,228	5,489	6,717	—	1,228	5,489	6,717	(196)	2004	2003	360
Amersfoort	Amersfoort	Netherlands	9,384	3,507	6,512	10,019	67	3,507	6,579	10,086	(660)	2004	2000	360
Amstelveen	Amsterdam	Netherlands	2,324	—	4,128	4,128	—	—	4,128	4,128	(125)	2004	2003	360
Amsterdam	Amsterdam	Netherlands	3,154	287	3,926	4,213	1,632	287	5,558	5,845	(626)	2004	2000	360
Amsterdam Badhoeve	Amsterdam	Netherlands	3,035	1,617	4,476	6,093	—	1,617	4,476	6,093	(127)	2004	2003	360
Amsterdam Sneevliet	Amsterdam	Netherlands	4,166	—	5,212	5,212	—	—	5,212	5,212	(213)	2004	2003	360
Apeldoorn	Apeldoorn	Netherlands	3,750	1,839	5,754	7,593	61	1,812	5,842	7,654	(565)	2004	2001	360
Breda	Breda	Netherlands	4,578	2,513	6,808	9,321	37	2,513	6,845	9,358	(646)	2004	2001	360
Delft	Delft	Netherlands	4,504	2,665	5,251	7,916	951	2,665	6,202	8,867	(355)	2004	2002	360
Den Haag	The Hague	Netherlands	5,653	782	10,479	11,261	280	782	10,759	11,541	(1,499)	2004	1999	360
Diemen	Amsterdam	Netherlands	4,902	4,220	5,703	9,923	84	4,220	5,787	10,007	(358)	2004	2002	360
Dordrecht Ampere	Dordrecht	Netherlands	3,761	1,659	4,932	6,591	807	1,659	5,739	7,398	(320)	2004	2002	360
Dordrecht II	Dordrecht	Netherlands	4,663	2,218	7,149	9,367	129	2,218	7,278	9,496	(548)	2004	2001	360
Ede	Ede	Netherlands	3,764	484	6,604	7,088	449	484	7,053	7,537	(538)	2004	2002	360
Heemstede	Amsterdam	Netherlands	9,947	3,843	6,866	10,709	91	3,843	6,957	10,800	(563)	2004	2001	360
Kerkrade - Heerlen	Kerkrade	Netherlands	3,593	1,470	5,797	7,267	64	1,470	5,861	7,331	(500)	2004	2001	360
Maastricht	Maastricht	Netherlands	3,510	394	4,806	5,200	1,445	394	6,251	6,645	(499)	2004	2000	360
Nijmegen	Nijmegen	Netherlands	2,747	—	5,559	5,559	45	—	5,604	5,604	(435)	2004	2001	360
Rijswijk	Rijswijk	Netherlands	3,755	511	6,985	7,496	138	511	7,123	7,634	(467)	2004	2002	360
Rotterdam	Rotterdam	Netherlands	3,444	1,218	5,728	6,946	75	1,218	5,803	7,021	(740)	2004	2000	360
Rotterdam Stadionweg	Rotterdam	Netherlands	3,405	1,427	5,462	6,889	59	1,427	5,521	6,948	(465)	2004	2001	360
Spaanse Polder	Rotterdam	Netherlands	2,534	—	5,727	5,727	—	—	5,727	5,727	(637)	2004	2001	360
Spijkenisse	Rotterdam	Netherlands	3,880	1,530	6,411	7,941	—	1,530	6,411	7,941	(231)	2004	2003	360
Tilburg	Tilburg	Netherlands	3,462	1,393	4,723	6,116	—	1,393	4,723	6,116	(144)	2004	2003	360
Utrecht Cartesius	Utrecht	Netherlands	4,477	2,394	5,580	7,974	868	2,394	6,448	8,842	(359)	2004	2002	360
Utrecht Franciscus	Utrecht	Netherlands	4,612	3,375	4,769	8,144	—	3,375	4,769	8,144	(228)	2004	2003	360
Utrecht Nieuwegein	Utrecht	Netherlands	4,443	2,358	6,596	8,954	103	2,358	6,699	9,057	(802)	2004	2000	360
Veldhoven	Eindhoven	Netherlands	4,293	2,158	5,549	7,707	788	2,158	6,337	8,495	(371)	2004	2002	360
Zaandam	Amsterdam	Netherlands	4,155	2,283	6,116	8,399	78	2,283	6,194	8,477	(630)	2004	2001	360
Årstaberg	Årstaberg	Sweden	4,413	1,749	6,488	8,237	567	1,749	7,055	8,804	(573)	2004	2002	360
Danderyd	Danderyd	Sweden	4,844	1,986	7,568	9,554	249	1,990	7,813	9,803	(648)	2004	2002	360
Handen	Handen	Sweden	4,206	1,263	7,288	8,551	30	1,263	7,318	8,581	(1,673)	2004	1999	360
Helsingborg	Malmö	Sweden	3,438	673	4,787	5,460	—	673	4,787	5,460	(346)	2004	2003	360
Högdalen	Högdalen	Sweden	4,326	1,467	7,305	8,772	48	1,467	7,353	8,820	(870)	2004	2002	360
Jakobsberg	Jakobsberg	Sweden	3,190	516	5,959	6,475	28	516	5,987	6,503	(1,689)	2004	1998	360

	Location	State or Country	Encum- brances	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2004				Owned Since	Year Built	Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land	Building Equip. & Other	Gross Storage centers	Accum. Depr.
Kungens Kurva	Kungens Kurva	Sweden	4,124	1,193	7,193	8,386	28	1,193	7,221	8,414	(2,248)	2004	1998	360
Lund (MMÖ)	Malmö	Sweden	3,335	1,675	5,040	6,715	71	1,675	5,111	6,786	(688)	2004	2001	360
Lundavägen (MMÖ)	Malmö	Sweden	4,734	2,485	6,526	9,011	482	2,485	7,008	9,493	(1,323)	2004	2000	360
Minelund (GBG)	Goteborg	Sweden	4,179	1,971	6,551	8,522	10	1,971	6,561	8,532	(968)	2004	2001	360
Molndal (GBG)	Goteborg	Sweden	4,023	1,390	6,823	8,213	4	1,390	6,827	8,217	(1,591)	2004	1999	360
Moraberg (STHLM)	Stockholm	Sweden	3,875	1,301	6,557	7,858	43	1,301	6,600	7,901	(1,176)	2004	2000	360
Rissne	Rissne	Sweden	4,597	2,819	6,556	9,375	12	2,819	6,568	9,387	(1,811)	2004	1998	360
Sköndal	Sköndal	Sweden	4,197	1,542	6,978	8,520	38	1,542	7,016	8,558	(764)	2004	2001	360
Sodermalm	Sodermalm	Sweden	1,532	361	2,421	2,782	251	361	2,672	3,033	(1,008)	2004	1999	360
Solna	Solna	Sweden	7,618	2,744	12,748	15,492	50	2,744	12,798	15,542	(2,961)	2004	1999	360
Taby	Taby	Sweden	3,823	1,595	6,172	7,767	31	1,595	6,203	7,798	(1,755)	2004	1998	360
Upplands Väsby	Upplands Väsby	Sweden	4,461	1,581	7,453	9,034	57	1,581	7,510	9,091	(1,273)	2004	2001	360
Uppsala	Uppsala	Sweden	3,882	1,074	6,797	7,871	42	1,074	6,839	7,913	(1,658)	2004	1999	360
Vällingby	Stockholm	Sweden	4,573	2,879	6,977	9,856	—	2,879	6,977	9,856	(269)	2004	2003	360
Västra Frölunda (GBG)	Goteborg	Sweden	4,205	2,679	5,820	8,499	67	2,679	5,887	8,566	(766)	2004	2001	360
Ystadsvägen (MMÖ)	Malmö	Sweden	3,603	1,193	5,992	7,185	127	1,193	6,119	7,312	(760)	2004	2001	360
Croydon	Croydon	UK	6,419	4,244	8,868	13,112	31	4,244	8,899	13,143	(1,216)	2004	1999	360
Edgeware	Edgeware	UK	8,440	3,508	8,547	12,055	—	3,508	8,547	12,055	(267)	2004	2003	360
Ewell	Ewell	UK	6,444	3,587	9,565	13,152	38	3,587	9,603	13,190	(1,033)	2004	2001	360
Greenford	Greenford	UK	9,894	6,530	13,730	20,260	9	6,530	13,739	20,269	(833)	2004	2002	360
Gypsy Corner	London	UK	7,702	5,237	10,230	15,467	—	5,237	10,230	15,467	(378)	2004	2003	360
Hanworth	Hanworth	UK	6,286	4,846	8,002	12,848	23	4,846	8,025	12,871	(1,017)	2004	2000	360
Hatch End	Harrow	UK	6,448	3,161	7,531	10,692	—	3,161	7,531	10,692	(21)	2004	2004	360
Hayes	Hayes	UK	6,335	3,848	9,032	12,880	73	3,848	9,105	12,953	(1,178)	2004	1999	360
Neasden	Neasden	UK	8,426	5,858	11,346	17,204	45	5,858	11,391	17,249	(1,008)	2004	2001	360
Putney	Putney	UK	8,587	5,615	11,754	17,369	164	5,615	11,918	17,533	(744)	2004	2002	360
Reading	Reading	UK	7,643	6,620	9,004	15,624	29	6,620	9,033	15,653	(1,068)	2004	2000	360
Ruislip	Ruislip	UK	5,190	—	10,576	10,576	41	—	10,617	10,617	(728)	2004	2002	360
Streatham	London	UK	5,257	4,218	6,449	10,667	76	4,218	6,525	10,743	(836)	2004	1999	360
Surbiton	Surbiton	UK	—	3,752	2,276	6,028	—	3,752	2,276	6,028	(53)	2004	2004	360
West London	London	UK	—	5,586	9,947	15,533	—	5,586	9,947	15,533	(106)	2004	2004	360
Wokingham	Wokingham	UK	7,053	6,940	7,513	14,453	—	6,940	7,513	14,453	(411)	2004	2003	360
Forest Hill (under construction)	London	UK	1,703	—	—	—	—	—	—	—	—	2004	2005	360
Europe Corporate	Brussels	Belgium	—	—	7,350	7,350	159	—	7,509	7,509	(6,104)	2004	1996	360

European total			592,175	277,545	869,422	1,146,967	16,534	277,448	886,053	1,163,501	(103,065)

Total			$836,916	$645,172	$2,260,133	$2,905,305	$238,174	$662,458	$2,481,030	$3,143,488	$(479,531)

(1) These properties were classified as held for sale as of December 31, 2004

(2) These properties were presented as one property as of December 31, 2003

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

The following tables reconcile the changes in land, building, equipment and other, as well as accumulated depreciation over the last three years (in thousands):

Land, Building, Equipment and Other
Balance at January 1, 2002		$1,476,806
Additions during the period
Acquisitions	$127,090
Developments	112,869
Improvements and Other	15,384

		255,343
Cost of Real Estate Sold or Disposed		(3,513)

Balance at December 31, 2002		1,728,636
Additions during the period
Acquisitions	$123,234
Developments	41,219
Improvements and Other	23,282

		187,735
Cost of Real Estate Sold or Disposed		(13,735)

Balance at December 31, 2003		1,902,636
Additions during the period
Effect of consolidation of Shurgard Europe	$966,437
Acquisitions	70,501
Developments	166,072
Improvements and Other	10,170
Effect of change in currency translation rate	62,356

		1,275,536
Cost of Real Estate Sold or Disposed		(34,684)

Balance at December 31, 2004		$3,143,488

Accumulated Depreciation
Balance at January 1, 2002		$224,107
Depreciation expense		50,075
Depreciation associated with discontinued operations		596
Disposals		(343)

Balance at December 31, 2002		274,435
Depreciation expense		54,499
Depreciation associated with discontinued operations		596
Disposals		(7,525)

Balance at December 31, 2003		322,005
Effect of consolidation of Shurgard Europe		72,275
Depreciation expense		86,367
Depreciation associated with discontinued operations		396
Disposals		(5,526)
Effect of change in currency translation rate		4,014

Balance at December 31, 2004		$479,531

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

DELOITTE & TOUCHE

Reviseurs d’Entreprises SC s.f.d. SCRL

Represented by Daniel Kroes

/s/    Daniel Kroes

April 23, 2004

CONSOLIDATED BALANCE SHEETS

(in thousands)

(in U.S. dollars)

		As of December 31,
			2002	2001
	Note	2003	(as restated)	(as restated)
ASSETS
Storage Centres:
Land		$137,615	$83,297	$53,623
Buildings & equipment, net		400,397	279,570	171,321
Construction in progress		12,766	87,225	68,839

Total Storage Centres	C	550,778	450,092	293,783
Investment in and receivables from affiliates	D	29,824	—	—
Cash & cash equivalents		11,965	24,978	15,324
Deferred taxation	E	—	—	—
Other assets	F	31,902	30,103	20,059

Total Assets		$624,469	$505,173	$329,166

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities		$41,637	$35,617	$24,676
Liabilities under capital leases	G	11,391	9,469	7,838
Bonds payable to an affiliated company	H	57,287	49,623
Line of credit	I	376,553	270,936	174,506
Subordinated loan payable to related party	K	—	127,620	99,534

Total Liabilities		486,868	493,265	306,554

Commitments and contingencies	N
Shareholders’ equity	L
General Partner Interest
€160.50 par value; 56 shares issued and outstanding in 2003 and 2002		10	10	10
Class A Limited Liability Partner Interest
€160.50 par value; 233,844 shares (2002: 97,733) issued and outstanding		40,948	17,769	17,769
Additional paid in capital		118,653	30	30
Profit Certificates: 219,234 (2002: 219,234) issued		139,754	139,754	139,754
Less: uncalled Profit Certificates		(26,089)	(26,089)	(47,718)

Total shareholders’ interest		273,276	131,474	109,845
Accumulated loss		(140,287)	(110,421)	(80,590)
Accumulated other comprehensive loss		4,612	(9,145)	(6,643)

Total shareholders’ equity		137,601	11,908	22,612

Total liabilities & shareholders’ equity		$624,469	$505,173	$329,166

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(in U.S. dollars)

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

(in U.S. dollars)

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

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(in U.S. dollars)

	General Partner Interest	Limited Partner Interest and profit certificates	Additional paid-in capital	Accumulated loss	Accumulated other comprehensive loss	Total shareholders’ equity
Balance January 1, 2001 (as restated)	$10	$71,902	$30	$(50,994)	$(6,392)	$14,556
Increase in shareholders’ interest		37,903				37,903
Comprehensive loss:
Net loss				(29,596)		(29,596)
Other Comprehensive Income (loss):
Gain on derivative instruments					900	900
Foreign currency translation				—	(1,151)	(1,151)

Total Comprehensive Loss:	—	—	—	(29,596)	(251)	(29,847)

Balance January 1, 2002 (as restated)	10	109,805	30	(80,590)	(6,643)	22,612
Increase in shareholders’ interest		21,629				21,629
Comprehensive loss:
Net loss				(29,831)		(29,831)
Other Comprehensive Income (loss):
Loss on derivative instruments					(2,483)	(2,483)
Foreign currency translation				—	(19)	(19)

Total Comprehensive Loss:	—	—	—	(29,831)	(2,502)	(32,333)

Balance January 1, 2003 (as restated)	10	131,434	30	(110,421)	(9,145)	11,908
Increase in shareholders’ interest cash		1,204	6,074			7,278
Increase in shareholders’ interest non cash		21,975	112,549			134,524
Comprehensive loss:
Net Loss				(29,866)		(29,866)
Other Comprehensive Income (loss):
Gain on derivative instruments					1,795	1,795
Foreign currency translation				—	11,962	11,962

Total Comprehensive Loss:	—	—	—	(29,866)	13,757	(16,109)

Balance December 31, 2003	$10	$154,613	$118,653	$(140,287)	$4,612	$137,601

See Notes to Consolidated Financial Statements

SHURGARD SELF STORAGE S.C.A

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

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For presentation, these financial statements have been translated into U.S. dollars. For this purpose, the consolidated balance sheet has been converted at the exchange rate in effect at the balance sheet date and the consolidated statement of operations has been translated at average rates of exchange. Gains or losses arising from this translation are also accumulated in OCI.

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

The joint venture agreement also provides that, in addition to its initial 20% ownership interest, the Group will receive an additional 20% of First Shurgard’s income and cash flow after each of the investors has received an internal rate of return of 12% on its equity investment. First Shurgard owns the developed storage centers subject to the management agreements. Although the Group has no obligation to purchase the properties, if they are put up for sale, it has a right of first offer at fair market value.

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is summarized financial information for First Shurgard and its subsidiary companies:

First Shurgard

Unaudited Consolidated Balance Sheet

December 31, 2003
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

First Shurgard

Unaudited Consolidated Statement of Operations

December 31, 2003
$’000
Revenue
Rental revenue	596

Total revenue	596

Expenses
Operating	3,647
Real estate taxes	66
Depreciation and amortization	660
General, administrative and other	1,416

Total expenses	5,789

Loss from operations	(5,193)
Interest expense	(177)
Minority interest	63

Net loss	(5,307)

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note G—Liabilities Under Leases

The Group has a number of operating lease commitments, including ground leases with terms up to 95 years. Under these lease agreements, the Group expensed $2,149,000, $1,416,000 and $1,209,000 in the years ended December 31, 2003, 2002 and 2001, respectively. The Group also leases five properties in Belgium and the Netherlands under capital leases with purchase options on the Belgian properties exercisable in 2011 and 2022 respectively. The liability under these leases was $11,391,000, $9,469,000 and $7,838,000 at December 31, 2003, 2002 and 2001 respectively.

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

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with SFAS 133, at maturity of the contracts at December 31, 2003, the Company received proceeds of $2,283,000 in respect of the market value of the contracts at that date (2002: liability of $37,000; 2001: liability of $990,000), which was recorded by a credit of $2,327,000 (2002: credit of $1,135,000; 2001: charge of $990,000) to Foreign Currency Translation in OCI.

Interest rate risk

In 2001, the Company entered into an interest rate cap agreement at 6.75% for a notional amount of €64,000,000 ($80,331,000 at December 31, 2003) and an interest rate swap fixing the interest rate at 5.24% for a notional amount of €191,000,000 ($239,739,000 at December 31, 2003), both contracts maturing on December 31, 2003. During 2002, the Company purchased two further interest rate caps at 6.75% for notional amounts of €25,000,000 ($31,379,000 at December 31, 2003) and €20,000,000 ($25,104,000 at December 31, 2003) respectively maturing also on December 31, 2003, for a total cost of €36,000 ($45,000 at December 31, 2003). Although these transactions were designated as cash flow hedges of the interest rate risk attributable to changes in the variable rate interest on the Group’s Line of Credit (Note I), the terms differed from the underlying debt in that, at December 31, 2002, the notional value of the contracts exceeded the amount drawn under the Line of Credit by €41,500,000 ($43,496,000 at December 31, 2002) (2001: €58,000,000; $51,377,000 at December 31, 2001). Accordingly, in the years ended December 31, 2001 and 2002, the Company used the hypothetical derivative method to test hedge effectiveness as well as the amount of ineffectiveness to be recorded in earnings. This method compares changes in the value of a hypothetical “at market” swap for a notional amount matching the hedged debt to changes in value of the actual swap. Amounts are recorded in net interest expense (see below) to the extent changes in value of the actual swap exceed changes in the value of the hypothetically perfect swap.

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

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also issued free of charge to certain of its partners, a total of 136,111 warrants, each to acquire one Class A limited liability partner interest through a capital increase at a predetermined price. These warrants were exercised on September 8, 2003 for a total consideration of €128,740,000 ($142,863,000 at September 8, 2003) of which €6,592,000 ($7,315,000 at September 8, 2003) was paid in cash and €122,148,000 ($135,548,000 at September 8, 2003) was settled by way of contribution in kind of the Subordinated Loan Payable (Note K). This contribution in kind has not been recorded in the Consolidated Statement of Cash Flow as it represents a non cash transaction.

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

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exercise price	Options outstanding at December 31, 2003	Weighted average remaining life
€950	1,624	1.9 years
€1,010	659	2.9 years

	2,283

In 1999, the Group established a Phantom Share Incentive Plan in which certain employees are eligible to participate. Under this Plan, annual awards are made to eligible employees of rights to receive a compensation benefit calculated according to a predetermined formula based upon the increase in value of the business of the Group between the date of the award and the date of exercise of the rights. Under the terms of the Plan, rights generally vest on the third anniversary of the date of grant only if the employee has remained with the Group and may only be exercised thereafter either (i) on the date of an initial public offering, (ii) if any participant ceases to be an employee or (iii) otherwise on December 31, 2005. In the year ended December 31, 2003, payments of $27,000 were made under the Plan. A provision was recorded for the estimated cost of the benefit payable under the Plan for awards granted prior to the balance sheet date based upon the estimated increase in value of the business up to that date, calculated according to the predetermined formula, on the assumption that all awards that have not otherwise lapsed will vest in due course. This provision amounted to $768,000 and $419,000 as at December 31, 2003 and 2002 respectively.

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

SHURGARD SELF STORAGE S.C.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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