Form 10-Q/A
period 2004-03-31
SHURGARD STORAGE CENTERS INC
filed 2005-05-09
CIK 906933

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO.2

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

Explanatory Note

Shurgard Storage Centers, Inc. (“Shurgard,” “we” or the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2004 to present certain restated financial statements for the period. This Amendment No. 2 includes changes to Part I, Items 1, 2 and 4. (See Note C to our Condensed Consolidated Financial Statements for further discussion of this matter.) We are also updating the signature page, the Exhibit Index referenced in Item 6 of Part II, Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3.

Except as described above, this Amendment No. 2 does not update information presented in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, originally filed on July 12, 2004, and amended by Amendment No. 1 to our Quarterly Report on Form 10 Q/A filed on August 13, 2004, and does not reflect events that have occurred since August 13, 2004. Information with respect to those events has been or will be set forth, as appropriate, in our subsequent periodic filings, including our Annual Report on Form 10-K for the year ended December 31, 2004 and current reports on Form 8-K. Any reference to facts and circumstances at or as of a “current” date refer to such facts and circumstances as of such original filing date. We are not required to update and have not updated any forward-looking statements previously included in our Quarterly Report on Form 10-Q as filed on July 12, 2004.

Shurgard Storage Centers, Inc.

Form 10-Q/A

For the Three Months ended March 31, 2004

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(Amounts in thousands except share data)

(unaudited)

	March 31, 2004	December 31, 2003
	(as restated)
ASSETS:
Storage centers:
Land	$603,928	$376,832
Buildings and equipment, net	1,850,342	1,203,799
Construction in progress	73,751	38,867

Total storage centers	2,528,021	1,619,498

Investment in Shurgard Europe	—	319,267
Cash and cash equivalents	36,437	11,670
Restricted cash	1,530	1,585
Notes receivable affiliate	—	56,543
Goodwill	24,206	24,206
Other assets	79,978	34,322

Total assets	$2,670,172	$2,067,091

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and other liabilities	$115,520	$76,862
Lines of credit	654,656	263,220
Notes payable	774,626	711,026
Participation rights liability, net of discount of $3,053 and $4,053, respectively	41,223	40,623

Total liabilities	1,586,025	1,091,731

Minority interest	157,053	20,940

Commitments and contingencies (Notes G, I, S and V)

Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value: 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value: 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250,000	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 45,888,975 and 45,747,751 shares issued and outstanding, respectively	46	46
Additional paid-in capital	1,105,670	1,100,949
Accumulated net income less distributions	(315,529)	(287,516)
Accumulated other comprehensive income	5,724	9,758

Total shareholders’ equity	927,094	954,420

Total liabilities and shareholders’ equity	$2,670,172	$2,067,091

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended March 31,
	2004	2003
Revenue
Storage center operations	$98,475	$68,503
Other	1,320	1,682

Total revenue	99,795	70,185

Expenses
Operating	41,981	22,929
Depreciation and amortization	20,254	13,687
Real estate taxes	9,125	6,987
General, administrative and other	9,220	2,606

Total expenses	80,580	46,209

Income from storage center operations	19,215	23,976

Other Income (Expense)
Equity in earnings (losses) of other real estate investments, net	2	(628)
Interest:
Interest on loans	(18,809)	(10,699)
Amortization of participation rights discount	(1,000)	(279)
Unrealized loss on derivatives	(777)	(1,033)
Interest income and other (expense), net	(1,436)	1,775

Other expense, net	(22,020)	(10,864)

Minority interest	4,532	(226)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	1,727	12,886
Income tax expense	(23)	—

Income from continuing operations	1,704	12,886
Discontinued operations
Income from discontinued operations	330	368

Income before cumulative effect of change in accounting principle	2,034	13,254
Cumulative effect of change in accounting principle
Cumulative effect of change in accounting principle	(2,339)	—

Net (loss) income	(305)	13,254
Net (Loss) Income Allocation
Preferred stock dividends	(2,974)	(2,974)

Net (loss) income available to common shareholders	$(3,279)	$10,280

See notes to unaudited Condensed Consolidated Financial Statements

	For the three months ended March 31,
	2004	2003
Net (Loss) Income per Common Share - Basic:
(Loss) income from continuing operations available to common shareholders	$(0.03)	$0.28
Discontinued operations	0.01	0.01
Cumulative effect of change in accounting principle	(0.05)	—

Net (Loss) income per share	$(0.07)	$0.29

Net (Loss) Income per Common Share - Diluted:
(Loss) income from continuing operations available to common shareholders	$(0.03)	$0.27
Discontinued operations	0.01	0.01
Cumulative effect of change in accounting principle	(0.05)	—

Net (Loss) income per share	$(0.07)	$0.28

Distributions per common share	$0.54	$0.53

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

This Form 10-Q/A includes changes made to the Form 10-Q/A for the quarter ended March 31, 2004 as filed on August 13, 2004. We identified an error in the previously issued financial information for the three month period ended March 31, 2004 and have restated certain amounts. The restated financial data was included in our 2004 Annual Report on Form 10-K filed on March 29, 2005. See Note C for further discussion of this matter.

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

Note C – Restatements

The Company identified an error in the previously issued consolidated financial statements for the quarter ended March 31, 2004. We determined that the amount of other comprehensive income comprised of currency translation adjustments attributable to outside ownership interests in the consolidated subsidiaries of Shurgard Europe was not allocated to minority interests in variable interest entities that it began consolidating in 2004. We corrected this error in the fourth quarter of 2004 and the restated quarterly financial data was included in our 2004 Annual Report on Form 10-K filed on March 29, 2005. This error in the Company’s quarterly consolidated financial statements had no effect on previously reported income from continuing operations or net loss.

We made certain conforming revisions from our previously reported results of operations for the three month periods ending March 31, 2004 and March 31, 2003. These conforming revisions affect our reported revenues and expenses of $354,000 and $243,000 for the periods ending March 31, 2004 and 2003, respectively, but had no effect on our shareholders’ equity or net income (loss).

Restatements on Condensed Consolidated Balance Sheet

	March 31, 2004
(Amounts in thousands)	As previously reported	As restated
Minority interest	$159,047	$157,053
Accumulated other comprehensive income	3,730	5,724
Total shareholders’ equity	925,100	927,094

Restatement of Other Comprehensive Income

	For the three months ended March 31, 2004
(Amounts in thousands)	As previously reported	As restated
Total other comprehensive loss	$(6,028)	$(4,034)
Total comprehensive loss	(6,333)	(4,339)

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

Other comprehensive income

The following tables summarize components of other comprehensive income (in thousands):

	For the three months ended March 31,
	2004	2003
	(as restated)
Net (loss) income	$(305)	$13,254
Other comprehensive income, net of tax:
Derivatives qualifying as hedges	(491)	365
Currency translation adjustment	659	(30)
Effect of consolidation of Shurgard Europe	(4,202)	—

Total other comprehensive income (loss)	(4,034)	335

Total comprehensive income (loss)	$(4,339)	$13,589

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

Pro Forma Results of Operations

	Three months ended March 31, 2003
(in thousands except share data)	As Reported	Pro forma
Revenue	$70,185	$73,422
Income from continuing operations	$12,886	$14,413
Net Income	$13,254	$14,781

Net Income per Common Share - Basic:
Income from continuing operations available to common shareholders	$0.28	$0.29
Discontinued operations	0.01	0.01

Net income per share	$0.29	$0.30

Net Income per Common Share - Diluted:
Income from continuing operations available to common shareholders	$0.27	$0.29
Discontinued operations	0.01	0.01

Net income per share	$0.28	$0.30

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

Below is summarized financial information for Shurgard Europe. Shurgard Europe’s functional currency is the Euro. This financial information has been translated from the Euro to the U.S. dollar for reporting purposes. The following financial information has been restated from the information reported on Form 10-Q/A filed on August 13, 2004 (see Note C). We identified an error related to the allocation of other comprehensive income from currency translation adjustments to minority interests. As a result of this restatement, Shurgard Europe’s shareholders’ equity increased from $125.0 million to $127.4 million and there was no impact on previously reported net losses. Non-monetary assets and liabilities are converted at historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of each period and income statement accounts are re-measured at the average exchange rate for each period. This financial information is presented before elimination of intercompany balances with Shurgard. Upon consolidation of Shurgard Europe as of March 31, 2004, the bonds payable to Shurgard of $59.1 million are eliminated as well as the related interest expense of $1.9 million.

Shurgard Self Storage S.C.A.

Condensed Consolidated Balance Sheets

(in thousands)	March 31, 2004	December 31, 2003
	(as restated)
ASSETS
Storage centers:
Land	$167,344	$137,615
Buildings and equipment, net	476,130	400,397
Construction in progress	47,912	12,766

Total storage centers	691,386	550,778
Investment in and receivables from affiliates	—	29,824
Cash and cash equivalents	23,633	11,965
Other assets	42,940	31,902

Total assets	$757,959	$624,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$43,860	$41,637
Liabilities under capital leases	10,988	11,391
Bonds payable to Shurgard	59,062	57,287
Line of credit	444,309	376,553

Total liabilities	558,219	486,868
Minority interest	72,365	—

Shareholders’ equity	127,375	137,601

Total liabilities and shareholders’ equity	$757,959	$624,469

Shurgard Self Storage S.C.A.

Condensed Consolidated Statements of Operations

	For the three months ended March 31,
(in thousands)	2004	2003
Revenue
Storage center operations	$22,666	$14,857

Total revenue	22,666	14,857

Expenses
Operating	16,601	11,744
Real estate taxes	1,331	896
Depreciation and amortization	4,297	4,105
General, administrative and other	1,769	1,189

Total expenses	23,998	17,934

Net loss from operations	(1,332)	(3,077)

Other Income (Expense)
Unrealized loss on derivatives	(243)	—
Minority Interest	3,035	—
Gain on sales of real estate	(105)	(1)
Interest income and other	54	61
Interest and other charges	(5,622)	(4,220)
Interest expense on bonds payable to Shurgard	(1,867)	(1,625)
Interest expense on subordinated loan to a related party	—	(2,693)
Unrealized foreign currency translation (loss) gain on bonds payable	(1,935)	1,580

Loss before income taxes	(8,015)	(9,975)
Income taxes	(23)	—

Net loss before cumulative effect of change in accounting principle	$(8,038)	$(9,975)
Cumulative effect of change in accounting principle	(2,339)	—

Net loss	$(10,377)	$(9,975)

Note K – Other Assets

The following table summarizes other assets per category:

(in thousands)	March 31, 2004	December 31, 2003
Non-competition agreements, net of amortization of $13,808 in 2004 and $7,979 in 2003	$3,418	$660
Financing costs, net of amortization of $22,611 in 2004 and $7,928 in 2003	18,051	6,217
Properties held for sale	8,753	1,530
Notes receivable	5,217	5,330
Receivables and prepaid assets	33,548	12,621
Other Real Estate Investments	1,071	1,521
Other assets, net of amortization of $937 in 2004 and $930 in 2003	9,920	6,443

Total other assets	$79,978	$34,322

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

Note Q – Net Income Per Share

The following summarizes the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2004 and 2003 (in thousands except per share data):

	Earnings (loss)	Basic and Diluted Per share
For the three months ended March 31, 2004
Number of shares		45,654
Income from continuing operations	$1,704
Less: preferred distributions and other	(2,974)	$(84)

Loss from continuing operations available to common shareholders	(1,270)	$(0.03)
Income from discontinued operations	330	0.01

Loss before cumulative effect of change in accounting principle less preferred distributions	(940)	(0.02)
Cumulative effect of change in accounting principle	(2,339)	(0.05)

Net Loss	$(3,279)	$(0.07)

	Earnings (loss)	Basic Per share	Effect of dilutive stock options	Diluted Per share
For the three months ended March 31, 2003
Number of shares		35,878	392	36,270
Income from continuing operations	$12,886
Less: preferred distributions and other	(2,974)	$(46)		$(46)

Income from continuing operations available to common shareholders	9,912	$0.28	$(0.01)	$0.27
Discontinued operations	368	0.01	—	0.01

Net Income	$10,280	$0.29	$(0.01)	$0.28

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

Three months ended March 31, 2004 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Total
Storage center operations revenue	$69,704	$6,453	$17,486	$5,180	$493	$99,316
Less unconsolidated joint ventures	—	(227)	—	—	—	(227)

Consolidated revenue	69,704	6,226	17,486	5,180	493	99,089
Direct operating and real estate tax expense	23,260	4,038	7,520	5,477	351	40,646
Less unconsolidated joint ventures	—	(187)	—	—	—	(187)

Consolidated direct operating and real estate tax expense	23,260	3,851	7,520	5,477	351	40,459

Consolidated NOI	46,444	2,375	9,966	(297)	142	58,630
Indirect expense	3,466	389	2,103	1,760	—	7,718
Leasehold expense	918	107	405	108	—	1,538
Less unconsolidated joint ventures	—	(1)	—	—	—	(1)

Consolidated indirect and leasehold expense	4,384	495	2,508	1,868	—	9,255

Consolidated NOI after indirect and leasehold expense	$42,060	$1,880	$7,458	$(2,165)	$142	$49,375

Three months ended March 31, 2003 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Total
					(as restated)	(as restated)
Storage center operations revenue	$67,248	$981	$13,635	$1,222	$997	$84,083
Less unconsolidated joint ventures	—	—	(13,635)	(1,222)	(81)	(14,938)

Consolidated revenue	67,248	981	—	—	916	69,145
Direct operating and real estate tax expense	22,702	987	6,360	2,029	599	32,677
Less unconsolidated joint ventures	—	—	(6,360)	(2,029)	(46)	(8,435)

Consolidated direct operating and real estate tax expense	22,702	987	—	—	553	24,242

Consolidated NOI	44,546	(6)	—	—	363	44,903
Indirect expense	3,526	113	2,154	1,059	—	6,852
Leasehold expense	848	170	311	60	—	1,389
Less unconsolidated joint ventures	—	—	(2,465)	(1,119)	(3)	(3,587)

Consolidated indirect and leasehold expense	4,374	283	—	—	(3)	4,654

Consolidated NOI after indirect and leasehold expense	$40,172	$(289)	$—	$—	$366	$40,249

The following table reconciles the reportable segments storage centers operations revenue per the table above to consolidated total revenue for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
(in thousands)	2004	2003
Consolidated Storage center operations	$99,089	$69,145
Discontinued operations revenue	(614)	(642)
Other	1,320	1,682

Total revenue	$99,795	$70,185

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
(in thousands)	2004	2003
Consolidated direct operating and real estate tax expense	$40,459	$24,242
Discontinued operations direct expenses and real estate tax expense	(182)	(170)
Consolidated indirect operating and leasehold expense	9,255	4,654
Discontinued operations indirect expenses and leasehold expense	(30)	(31)
Other operating expense	1,604	1,221

Consolidated operating and real estate tax expense	$51,106	$29,916

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
(in thousands)	2004	2003
Consolidated NOI after indirect and leasehold expense	$49,375	$40,249
Discontinued operations NOI after indirect and leasehold expense	(402)	(441)
Other revenue	1,320	1,682
Other operating expense	(1,604)	(1,221)
Depreciation and amortization	(20,254)	(13,687)
General, administrative and other	(9,220)	(2,606)
Equity in earnings (losses) of other real estate investments, net	2	(628)
Interest on loans	(18,809)	(10,699)
Amortization of participation rights discount	(1,000)	(279)
Unrealized loss on derivatives	(777)	(1,033)
Interest (expense) income and other, net	(1,436)	1,775
Minority interest	4,532	(226)
Income tax expense	(23)	—
Income from discontinued operations	330	368
Cumulative effect of changes in accounting principle	(2,339)	—

Net (loss) income	$(305)	$13,254

Note V - Contingent Liabilities and Commitments

The following table summarizes our contractual obligations, commitments and contingent liabilities as of March 31, 2004:

	Payments due by Period
(in thousands)	Total	2004	2005-2006	2007-2008	2009 and beyond
Contractual Obligations
Long-term debt	$762,875	$106,279	$27,946	$142,670	$485,980
Capital and operating lease obligations	162,562	7,370	18,142	14,503	122,547
Participation rights liability	41,223	41,223	—	—	—

Totals	$966,660	$154,872	$46,088	$157,173	$608,527

	Amount of Commitment Expiration per Period
(in thousands)	Total amounts committed	2004	2005-2006	2007-2008	2009 and beyond
Other Commercial Commitments & Contingent Liabilities
Development contract commitments	$105,840	$105,840	$—	$—	$—
Development loan Commitments	4,070	4,070	—	—	—
Commitment to purchase property	4,433	4,433	—	—	—
Affiliated developer guarantee	14,048	14,048	—	—	—

Totals	$128,391	$128,391	$—	$—	$—

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

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain conforming revisions from our previously reported results of operations for the three month periods ending March 31, 2004 and March 31, 2003. These conforming revisions affect our reported revenues and expenses of $354,000 and $243,000 for the periods ending March 31, 2004 and 2003, respectively, but had no effect on our shareholders’ equity or net income (loss).

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

Other Revenue: Other revenue of $1.3 million decreased $362,000 from March 31, 2003 primarily due to the closing of our containerized storage operations.

Operating expenses: Operating expenses increased $19.1 million in the first quarter of 2004 of which $16.6 million relates to our consolidation of our European operations. U.S. operating expenses increased 10.3% primarily as a result of an increase in the number of stores. See discussion of certain of these expenses under SEGMENT PERFORMANCE.

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

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				2004	2003	2004	2003
Same Store since 2004	60	$170.4	4,379,000	75%	69%	$7.95	$7.73
Same Store since 2003	30	137.3	1,846,000	81%	75%	12.85	12.27
Same Store since 2002 or prior	327	1,200.7	21,176,000	85%	84%	11.80	11.68

Same Store total	417	$1,508.4	27,401,000	83%	81%	$11.31	$11.19

	(In thousands)		(In thousands)
	Revenue		NOI (after leaseholds expenses)
	2004	2003	2004	2003
Same Store since 2004	$7,116	$6,299	$4,020	$3,388
Same Store since 2003	5,185	4,783	2,687	2,389
Same Store since 2002 or prior	57,403	56,166	38,819	37,921

Same Store total	$69,704	$67,248	$45,526	$43,698

(1)	Total capitalized costs to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store Results (1)

	For the three months ended March 31,
(dollars in thousands)	2004	2003	% Change
Storage center operations revenue	$69,704	$67,248	3.7	%(a)
Operating expense:
Personnel expenses	7,683	6,855	12.1	%(b)
Real estate taxes	6,466	6,465	0.0%
Repairs and maintenance	2,186	1,959	11.6	%(c)
Marketing expense	1,484	1,856	-20.0	%(d)
Utilities and phone expenses	2,625	2,606	0.7%
Store admin and other expenses	2,816	2,961	-4.9%

Direct operating and real estate tax expense	23,260	22,702	2.5%

NOI	46,444	44,546	4.3%
Leasehold expense	918	848	8.3%

NOI after leasehold expense	45,526	43,698	4.2%
Indirect operating expense (2)	3,466	3,526	-1.7	%(e)

NOI after indirect operating and leasehold expense	$42,060	$40,172	4.7%

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.

(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

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

New Store Results (1)

	Acquisitions Three months Ended March 31,		Developments Three months Ended March 31,		Total New Stores Three months Ended March 31,
(dollars in thousands except average rent)	2004	2003	2004	2003	2004	2003
Storage center operations revenue	$3,567	$—	$2,886	$981	$6,453	$981
Operating expense:
Personnel expenses	399	—	701	313	1,100	313
Real estate taxes	544	—	692	308	1,236	308
Repairs and maintenance	239	—	130	57	369	57
Marketing expense	223	—	310	95	533	95
Utilities and phone expenses	162	—	269	113	431	113
Store admin and other expenses	141	—	228	101	369	101

Direct operating and real estate tax expense	1,708	—	2,330	987	4,038	987

NOI	1,859	—	556	(6)	2,415	(6)
Leasehold expense	—	—	107	170	107	170

NOI after leasehold expense	1,859	—	449	(176)	2,308	(176)
Indirect operating expense (2)	143	—	246	113	389	113

NOI after indirect operating and leasehold expense	$1,716	$—	$203	$(289)	$1,919	$(289)

Avg. sq. ft. occupancy	78%	—	52%	41%	63%	41%
No. of properties	20	—	32	15	52	15

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

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

The following table summarizes our domestic development activity from 2002 to 2004 for the three month period ended March 31:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				2004	2003	2004	2003
Developments in 2004	4	$24.2	262,000	16%	—	$8.44	$—
Developments in 2003	14	72.7	843,000	43%	—	9.74	—
Developments in 2002	14	77.0	870,000	68%	41%	11.17	9.59

Development total	32	$173.9	1,975,000	52%	41%	$10.57	$9.59

	(In thousands)		(In thousands)
	Revenue		NOI (after leasehold expenses)
	2004	2003	2004	2003
Developments in 2004	$73	$—	$(183)	$—
Developments in 2003	999	—	(70)	(34)
Developments in 2002	1,814	981	702	(142)

Development total	$2,886	$981	$449	$(176)

(1)	Total capitalized costs to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the store has not been opened a full year.

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

Same Store
(in thousands except for number of properties)	No. of Properties	Net Rentable Square Feet	Gross Book Value	Revenue	NOI	Lease Expense
Wholly owned or leased (1)	317	20,497	$1,162,666	$54,801	$36,949	$641
Development financing joint venture (2)	17	1,061	79,031	3,029	1,901	230
European consolidated subsidiary (3)	72	4,078	400,237	17,486	9,966	405
Domestic consolidated joint ventures (4)	83	5,842	266,678	11,874	7,594	47

Total Same Store	489	31,478	$1,908,612	$87,190	$56,410	$1,323

New Store
Wholly owned or leased (1)	38	2,557	$201,269	$5,121	$2,009	$107
European consolidated subsidiary (3)	50	2,593	304,340	5,180	(297)	108
Domestic consolidated joint ventures (5)	12	725	55,357	1,105	366	—
Unconsolidated joint ventures (6)	2	143	16,235	227	40	—

Total New Store	102	6,018	$577,201	$11,633	$2,118	$215

(1)	Includes owned and leased properties in which we have a 100% interest.
(2)	Includes properties developed by CCP/Shurgard Venture, LLC (CCP/Shurgard) that are included in our Condensed Consolidated Financial Statements. There were mortgage notes payable of $48.9 million as of March 31, 2004.
(3)	Includes properties developed under Shurgard Europe in which we hold an 85.47% interest and properties developed under First Shurgard in which we hold a 17.1% interest.
(4)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. There were mortgage notes payable of $61.6 million on these properties as of March 31, 2004. Our pro-rata share in these stores is approximately 77%.
(5)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. Our pro-rata share in these stores is approximately 70%.
(6)	Two stores are operated through a leasing arrangement with a California developer for which the storage centers assets are consolidated in our financial statements but not the store operations.

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

In addition, in connection with its preparation of the financial statements for the six-month period ended June 30, 2004, the Company identified an error in its previously issued financial statements for the period ended March 31, 2004 and has restated certain amounts in its Form 10-Q/A filed on August 13, 2004.

The Company’s management, including the Chief Executive Officer and interim Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that were in effect as of December 31, 2003 and March 31, 2004. Based on that evaluation the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of these dates. Consequently, additional review, evaluation and oversight were required on the part of Company management, during the course of the audits and the preparation of this Form 10-Q for the quarter ended March 31, 2004 to ensure such internal control deficiencies were adequately compensated for.

In light of those deficiencies, our management performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

We made several changes to our internal control over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Following is a discussion of the steps we have taken to date in an effort to enhance our overall system of internal control over financial reporting and to address certain identified internal control deficiencies, including the material weaknesses discussed above:

•	In mid-2003, we engaged a management consulting firm specializing in internal control documentation and testing to review our internal control over financial reporting and compliance policies in the United States and in Europe. This process is ongoing.

•	We have taken several steps to increase the number of qualified accounting and finance personnel within the Company. In January 2004, we appointed an interim Chief Accounting Officer; in September 2004, we appointed a new Chief Financial Officer; and in October 2004, we hired a new Corporate Controller who succeeded to the position of Chief Accounting Officer in March 2005, all with substantial public company accounting and finance experience. We have also established and filled several new positions: In March 2004, we hired a Director of Tax with significant REIT tax experience; in June 2004, we hired a Director of Internal Audit; in August 2004, we added a new Financial Controller in Europe; in October 2004, we hired a Director of Capital Markets; and in the first quarter of 2005, we hired a Vice President of Financial Reporting with substantial REIT, public company accounting and finance experience. During the first quarter of 2005, we filled several positions with qualified accounting personnel, and we will continue to establish new positions as necessary and fill open positions as promptly as possible. However, the demand for qualified accounting and finance personnel is currently very high. In the meantime, temporary employees and contractors have performed year end and quarter end close work.

•	In January 2004, the Board of Directors appointed to our Board of Directors and the Audit Committee an additional financial expert, as defined by the SEC rules, who has more than 25 years of audit experience with a nationally recognized auditing firm. In February 2005, our Board of Directors appointed to our Board of Directors and the Audit Committee an additional director with audit and international public company leadership and business experience.

•	Since early 2004, we have drafted and implemented a substantial number of written policies and procedures. During the first quarter of 2005, we drafted and implemented several policies that address critical internal control issues such as performance and review of account reconciliations and delegations of authority for home office expenditures. We intend to develop and implement the additional necessary policies and procedures to address our internal control issues such as authorization and review of journal entries, documentation of accounting conclusions and development of accounting processes.

•	In July 2004, we established a Section 404 Steering Committee, consisting of senior members of management from our Accounting, Finance and Reporting, Legal and Business Information Technology departments, which meets on a weekly basis to monitor our progress and report regularly to our Audit Committee on the status of this project. We continue to evaluate potential improvements to the Company’s accounting and management information systems.

•	We implemented a U.S. GAAP financial statement disclosure requirements checklist in the second quarter of 2004 for use by our U.S. accounting and finance personnel as a reference tool during our interim and year-end reporting periods. In the fourth quarter of 2004, we introduced a modified version of the checklist for use by our European accounting and finance personnel. In mid-2004, management commenced weekly telephone conferences with our European accounting and finance leadership to discuss accounting issues, ensure consistent and proper application of U.S. GAAP and perform a detailed analytical review of our financial reporting. Our new Vice President of Financial Reporting provides additional oversight to ensure consistency, maintain communication and enhance the knowledge of U.S. GAAP between and within our U.S. and European financial reporting teams.

•	As an interim step to remedy our lack of formalized and standardized account reconciliation procedures, during the fourth quarter of 2004 and the first quarter of 2005, all of our significant general ledger accounts were assigned to personnel for reconciliation and have been reconciled as of December 31, 2004 and March 31, 2005. During the first quarter of 2005, we implemented a formalized account reconciliation policy and procedures that included intensive training of our accounting team to ensure that these reconciliations are completed at each period-end on a timely basis. Although many of these were reconciled by temporary employees or contractors, we hope to have this process performed by permanent, qualified employees in the future.

•	Since the third quarter of 2004, we have developed several policies and procedures surrounding the consolidation process and have implemented access controls and other spreadsheet controls over the software tools that we currently use in the consolidation process. Additionally, we conducted a successful parallel close on a new consolidation program for the fourth quarter of 2004 and successfully used the new program as our primary consolidation tool for the first quarter of 2005.

Management has made substantial progress and is nearing completion of its assessment of our internal control over financial reporting as of December 31, 2004. Once our assessment is complete and our independent registered public accounting firm has completed its attestation of management’s assessment, we will file an amendment to our annual report of Form 10-K to include (i) the report of management on internal control over financial reporting and the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes -Oxley Act and Rule 13(a)-14(a) and Rule 15(d)-14(a) of the Securities and Exchange Act.

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

Exhibit 10.38 – Supplemental agreement dated January 26, 2004 to the Credit agreement dated October 11, 1999 between Shurgard Self Storage S.C.A. as Borrower and Citibank N.A., London Branch, as Agent, Credit Suisse First Boston, as Security Trustee, and Citibank International plc, Belgium Branch, as the Bank.*

Exhibit 31.1 - Chief Executive Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Chief Financial Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3 - President and Chief Operating Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Chief Executive Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Chief Financial Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3 - President and Chief Operating Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
(b)	Reports on Form 8-K:

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

SHURGARD STORAGE CENTERS, INC.

Date: May 9, 2005	By:	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)