Form 10-Q/A
period 2004-06-30
SHURGARD STORAGE CENTERS INC
filed 2005-05-09
CIK 906933

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Explanatory Note

Shurgard Storage Centers, Inc. (“Shurgard,” “we” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 to present certain restated financial statements for the period. This Amendment includes changes to Part I, Items 1, 2 and 4. (See Note C to our Condensed Consolidated Financial Statements for further discussion of this matter.) We are also updating the signature page, the Exhibit Index referenced in Item 6 of Part II, Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3.

Except as described above, this Amendment does not update information presented in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 originally filed on August 13, 2004 and does not reflect events that have occurred since such filing date. Information with respect to those events has been or will be set forth, as appropriate, in our subsequent periodic filings, including our Annual Report on Form 10-K for the year ended December 31, 2004 and current reports on Form 8-K. Any reference to facts and circumstances at or as of a “current” date refer to such facts and circumstances as of such original filing date. We are not required to update and have not updated any forward-looking statements previously included in our Quarterly Report on Form 10-Q as filed on August 13, 2004.

Shurgard Storage Centers, Inc.

Form 10-Q/A

For the Three Months and Six Months ended June 30, 2004

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(Amounts in thousands except share data)

(unaudited)

	June 30, 2004	December 31, 2003
	(as restated)
ASSETS:
Storage centers:
Land	$612,529	$376,832
Buildings and equipment, net	1,844,910	1,203,799
Construction in progress	80,888	38,867

Total storage centers	2,538,327	1,619,498

Investment in Shurgard Europe	—	319,267
Cash and cash equivalents	35,841	11,670
Restricted cash	12,369	1,585
Notes receivable affiliate	—	56,543
Goodwill	24,206	24,206
Other assets	77,921	34,322

Total assets	$2,688,664	$2,067,091

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and other liabilities	$112,274	$76,862
Lines of credit	696,691	263,220
Notes payable	763,791	711,026
Participation rights liability, net of discount of $2,053 and $4,053, respectively	40,623	40,623

Total liabilities	1,613,379	1,091,731

Minority interest	149,610	20,940
Commitments and contingencies (Notes G, I, S and V)
Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value; 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250,000	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 45,967,271 and 45,747,751 shares issued and outstanding, respectively	46	46
Additional paid-in capital	1,109,344	1,100,949
Accumulated net income less distributions	(322,938)	(287,516)
Accumulated other comprehensive income	8,040	9,758

Total shareholders’ equity	925,675	954,420

Total liabilities and shareholders’ equity	$2,688,664	$2,067,091

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenue
Storage center operations	$103,403	$71,415	$201,631	$139,684
Other	1,268	1,493	2,588	3,175

Total revenue	104,671	72,908	204,219	142,859

Expenses
Operating	43,003	24,837	84,894	47,677
Depreciation and amortization	21,390	13,132	41,608	26,784
Real estate taxes	8,212	6,794	17,319	13,759
Impairment expense	—	1,730	—	1,730
General, administrative and other	7,849	3,516	17,069	6,122

Total expenses	80,454	50,009	160,890	96,072

Income from storage center operations	24,217	22,899	43,329	46,787

Other Income (Expense)
Equity in earnings (losses) of other real estate investments, net	23	(1,747)	25	(2,375)
Interest:
Interest on loans	(19,662)	(12,597)	(38,471)	(23,296)
Amortization of participation rights discount	(1,000)	(281)	(2,000)	(560)
Unrealized gain (loss) on derivatives	662	(1,193)	(115)	(2,226)
Interest income and other (expense), net	245	1,654	(1,191)	3,429

Other expense, net	(19,732)	(14,164)	(41,752)	(25,028)

Minority interest	3,819	(272)	8,351	(498)

Income from continuing operations before income taxes	8,304	8,463	9,928	21,261
Income tax expense	—	—	(23)	—

Income from continuing operations	8,304	8,463	9,905	21,261
Discontinued operations
Income from discontinued operations	513	447	946	903
Gain on sale of discontinued operations	11,990	—	11,990	—

Total discontinued operations	12,503	447	12,936	903
Income before cumulative effect of change in accounting principle	20,807	8,910	22,841	22,164
Cumulative effect of change in accounting principle
Cumulative effect of change in accounting principle	—	—	(2,339)	—

Net income	20,807	8,910	20,502	22,164
Net Income Allocation
Preferred stock dividends	(2,974)	(2,974)	(5,948)	(5,948)

Net income available to common shareholders	$17,833	$5,936	$14,554	$16,216

See notes to unaudited Condensed Consolidated Financial Statements

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net Income per Common Share - Basic:
Income from continuing operations available to common shareholders	$0.12	$0.15	$0.08	$0.42
Discontinued operations	0.27	0.01	0.28	0.03
Cumulative effect of change in accounting principle	—	—	(0.05)	—

Net income per share	$0.39	$0.16	$0.31	$0.45

Net Income per Common Share - Diluted:
Income from continuing operations available to common shareholders	$0.11	$0.15	$0.08	$0.42
Discontinued operations	0.27	0.01	0.28	0.02
Cumulative effect of change in accounting principle	—	—	(0.05)	—

Net income per share	$0.38	$0.16	$0.31	$0.44

Distributions per common share	$0.55	$0.54	$1.09	$1.07

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

This Form 10-Q/A includes changes made to the Form 10-Q for the three- and six-month periods ended June 30, 2004 as filed on August 13, 2004. We identified an error in the previously issued financial information for the three- and six-month periods ended June 30, 2004 and have restated certain amounts. The restated quarterly financial data was included in our 2004 Annual Report on Form 10-K filed on March 29, 2005. See Note C for further discussion of this matter.

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

Note C – Restatements

The Company identified an error in the previously issued consolidated financial statements for the six month period ended June 30, 2004. We determined that the amount of other comprehensive income comprised of currency translation adjustments attributable to outside ownership interests in the consolidated subsidiaries of Shurgard Europe was not allocated to minority interests in variable interest entities that it began consolidating in 2004. We corrected this error in the fourth quarter of 2004 and the restated quarterly financial data was included in our 2004 Annual Report on Form 10-K filed on March 29, 2005. This error in the Company’s quarterly consolidated financial statements had no effect on previously reported income from continuing operations or net income.

We made certain conforming revisions from our previously reported results of operations for the three and six month periods ending June 30, 2004 and June 30, 2003. These conforming revisions affect our reported revenues and expenses of $347,000 and $223,000 for the three month periods ending June 30, 2004 and 2003, respectively, and of $701,000 and $446,000 for the six month periods ending June 30, 2004 and 2003, respectively, but had no effect on our shareholders’ equity or net income.

Restatements on Condensed Consolidated Balance Sheet

	June 30, 2004
(Amounts in thousands)	As previously reported	As restated
Minority interest	$154,042	$149,610
Accumulated other comprehensive income	3,608	8,040
Total shareholders’ equity	921,243	925,675

Restatement of Other Comprehensive Income

	For the three months ended June 30, 2004		For the six months ended June 30, 2004
(Amounts in thousands)	As previously reported	As restated	As previously reported	As restated
Total other comprehensive (loss) income	$(122)	$2,316	$(6,150)	$(1,718)
Total comprehensive income	20,685	23,123	14,352	18,784

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

Other comprehensive income

The following tables summarize components of other comprehensive income (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(as restated)		(as restated)
Net income	$20,807	$8,910	$20,502	$22,164
Other comprehensive income, net of tax:
Derivatives qualifying as hedges	340	463	(151)	828
Currency translation adjustment	1,976	(827)	2,635	(857)
Effect of consolidation of Shurgard Europe	—	—	(4,202)	—

Total other comprehensive income (loss)	2,316	(364)	(1,718)	(29)

Total comprehensive income	23,123	$8,546	18,784	$22,135

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except per share data)	2004	2003	2004	2003
Net income:
As reported	$20,807	$8,910	$20,502	$22,164
Add: Compensation expense recorded for options granted below market value	52	50	117	100
Less: Pro forma compensation expense	(298)	(286)	(604)	(595)

Pro forma	$20,561	$8,674	$20,015	$21,669

Basic net income per Common share:
As reported	$0.39	$0.16	$0.31	$0.45
Pro forma	$0.38	$0.16	$0.30	$0.43
Diluted net income per Common share:
As reported	$0.38	$0.16	$0.31	$0.44
Pro forma	$0.38	$0.15	$0.30	$0.43

Note E – Lines of Credit

The following table summarizes our lines of credit:

	As of		Weighted Average interest rate at June 30, 2004
(in thousands)	June 30, 2004	December 31, 2003
Unsecured domestic line of credit	$222,150	$263,220	2.36%
Unsecured domestic term loan credit facility	100,000	—	2.43%
Shurgard Europe bridge credit agreement	374,541	—	4.07%

	$696,691	$263,220	3.29%

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

Pro Forma Results of Operations

	Three months ended June 30, 2003		Six months ended June 30, 2003
(in thousands except share data)	As reported	Pro forma	As reported	Pro forma
Revenue	$72,908	$76,257	$142,859	$149,441
Income from continuing operations	$8,463	$10,068	$21,261	$24,376
Net Income	$8,910	$10,515	$22,164	$25,279
Net Income per Common Share - Basic:
Income from continuing operations available to common shareholders	$0.15	$0.20	$0.42	$0.51
Discontinued operations	0.01	0.01	0.03	0.03

Net income per share	$0.16	$0.21	$0.45	$0.54

Net Income per Common Share - Diluted:
Income from continuing operations available to common shareholders	$0.15	$0.19	$0.42	$0.51
Discontinued operations	0.01	$0.01	0.02	0.02

Net income per share	$0.16	$0.20	$0.44	$0.53

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

Below is summarized financial information for Shurgard Europe. Shurgard Europe’s functional currency is the Euro. This financial information has been translated from the Euro to the U.S. dollar for reporting purposes. The following financial information has been restated compared to the information reported on the Form 10-Q filed on August 13, 2004 (see Note C). We identified an error related to the allocation to minority interests of other comprehensive income from currency translation adjustments. As a result of this restatement, Shurgard Europe’s shareholders’ equity increased from $117.3 million to $122.5 million as of June 30, 2004, and there was no impact on previously reported net losses. Non-monetary assets and liabilities are converted at historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of each period and income statement accounts are re-measured at the average exchange rate for each period. This financial information is presented before elimination of intercompany balances with Shurgard. Upon consolidation of Shurgard Europe, as of June 30, 2004 the bonds payable to Shurgard of $61.2 million are eliminated as well as the related interest expense of $1.9 million and $3.8 million for the three months and six months ended June 30, 2004, respectively.

Shurgard Self Storage S.C.A.

Condensed Consolidated Balance Sheets

(in thousands)	June 30, 2004	December 31, 2003
	(as restated)
ASSETS
Storage centers:
Land	$173,919	$137,615
Buildings and equipment, net	479,842	400,397
Construction in progress	50,195	12,766

Total storage centers	703,956	550,778
Investment in and receivables from affiliates	—	29,824
Cash and cash equivalents	24,518	11,965
Other assets	39,358	31,902

Total assets	$767,832	$624,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$37,531	$41,637
Liabilities under capital leases	10,953	11,391
Bonds payable to Shurgard	61,151	57,287
Line of credit and note payable	467,572	376,553

Total liabilities	577,207	486,868
Minority interest	68,129	—
Shareholders’ equity	122,496	137,601

Total liabilities and shareholders’ equity	$767,832	$624,469

Shurgard Self Storage S.C.A.

Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2004	2003	2004	2003
		(as restated)		(as restated)
Revenue
Storage center operations	$23,858	$16,839	$46,524	$31,695
Other revenue	—	3,521	—	3,521

Total revenue	23,858	20,360	46,524	35,216

Expenses
Operating	17,684	16,249	34,285	27,992
Real estate taxes	1,296	875	2,627	1,771
Depreciation and amortization	5,521	4,649	9,818	8,754
General, administrative and other	1,449	1,293	3,218	2,482

Total expenses	25,950	23,066	49,948	40,999

Net loss from operations	(2,092)	(2,706)	(3,424)	(5,783)

Other Income (Expense)
Unrealized gain (loss) on derivatives	56	—	(187)	—
Minority Interest	2,898	—	5,933	—
Loss on sales of real estate	—	—	(105)	(1)
Interest income and other	22	819	76	880
Interest and other charges	(6,183)	(5,629)	(11,805)	(9,849)
Interest expense on bonds payable to Shurgard	(1,883)	(1,691)	(3,750)	(3,316)
Interest expense on subordinated loan to a related party	—	(2,882)	—	(5,575)
Unrealized foreign currency translation (loss) gain on bonds payable	(402)	3,124	(2,337)	4,704

Loss before income taxes	(7,584)	(8,965)	(15,599)	(18,940)
Income taxes	—	(6)	(23)	(6)

Net loss before cumulative effect of change in accounting principle	(7,584)	(8,971)	(15,622)	(18,946)
Cumulative effect of change in accounting principle	—	—	(2,339)	—

Net loss	$(7,584)	$(8,971)	$(17,961)	$(18,946)

Note K – Other Assets

The following table summarizes other assets per category:

(in thousands)	June 30, 2004	December 31, 2003
Non-competition agreements, net of amortization of $7,948 in 2004 and $7,979 in 2003	$856	$660
Financing costs, net of amortization of $25,142 in 2004 and $7,928 in 2003	16,432	6,217
Properties held for sale	4,731	1,530
Notes receivable	10,809	5,330
Receivables	14,820	8,470
Prepaid assets	14,198	4,151
Other real estate investments	1,007	1,521
Other assets, net of amortization of $6,367 in 2004 and $930 in 2003	15,068	6,443

Total other assets	$77,921	$34,322

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

Note Q – Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three months and six months ended June 30, 2004 and 2003 (in thousands except per share data):

	Earnings	Basic Per share	Effect of dilutive stock options	Diluted Per share
For the three months ended June 30, 2004
Number of shares		45,763	579	46,342
Income from continuing operations	$8,304
Less: preferred distributions and other	(2,974)	$(85)		$(85)

Income from continuing operations available to common shareholders	5,330	$0.12	$(0.01)	$0.11
Discontinued operations	12,503	0.27	—	0.27

Net Income	$17,833	$0.39	$(0.01)	$0.38

For the three months ended June 30, 2003
Number of shares		35,987	583	36,570
Income from continuing operations	$8,463
Less: preferred distributions and other	(2,974)	$(44)		$(44)

Income from continuing operations available to common shareholders	5,489	$0.15	$—	$0.15
Discontinued operations	447	0.01	—	0.01

Net Income	$5,936	$0.16	$—	$0.16

For the six months ended June 30, 2004
Number of shares		45,708	641	46,349
Income from continuing operations	$9,905
Less: preferred distributions and other	(5,948)	$(168)		$(168)

Income from continuing operations available to common shareholders	3,957	$0.08	$—	$0.08
Discontinued operations	12,936	0.28	—	0.28

Net income before change in accounting principle	16,893	0.36	—	0.36
Cumulative effect of change in accounting principle	(2,339)	(0.05)	—	(0.05)

Net Income	$14,554	$0.31	$—	$0.31

For the six months ended June 30, 2003
Number of shares		35,933	473	36,406
Income from continuing operations	$21,261
Less: preferred distributions and other	(5,948)	$(90)		$(90)

Income from continuing operations available to common shareholders	15,313	$0.42	$—	$0.42
Discontinued operations	903	0.03	(0.01)	0.02

Net Income	$16,216	$0.45	$(0.01)	$0.44

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

Three months ended June 30, 2004 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$72,558	$7,581	$17,553	$6,305	$624	$(873)	$103,748
Less unconsolidated joint ventures	—	(345)	—	—	—	—	(345)

Consolidated revenue	72,558	7,236	17,553	6,305	624	(873)	103,403
Direct operating and real estate tax expense	23,312	4,060	7,740	5,718	194	(261)	40,763
Less unconsolidated joint ventures	—	(214)	—	—	—	—	(214)

Consolidated direct operating and real estate tax expense	23,312	3,846	7,740	5,718	194	(261)	40,549

Consolidated NOI	49,246	3,390	9,813	587	430	(612)	62,854
Indirect expense	2,970	348	2,019	1,823	—	(34)	7,126
Leasehold expense	858	81	391	125	—	—	1,455
Less unconsolidated joint ventures	—	(1)	—	—	—	—	(1)

Consolidated indirect and leasehold expense	3,828	428	2,410	1,948	—	(34)	8,580

Consolidated NOI after indirect and leasehold expense	$45,418	$2,962	$7,403	$(1,361)	$430	$(578)	$54,274

Three months ended June 30, 2003 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$69,292	$1,394	$14,824	$2,015	$1,694	$(881)	$88,338
Less unconsolidated joint ventures	—	—	(14,824)	(2,015)	(84)	—	(16,923)

Consolidated revenue	69,292	1,394	—	—	1,610	(881)	71,415
Direct operating and real estate tax expense	23,024	1,281	6,684	2,522	820	(280)	34,051
Less unconsolidated joint ventures	—	—	(6,684)	(2,522)	(52)	—	(9,258)

Consolidated direct operating and real estate tax expense	23,024	1,281	—	—	768	(280)	24,793

Consolidated NOI	46,268	113	—	—	842	(601)	46,622
Indirect expense	3,340	130	2,286	1,382	—	(45)	7,093
Leasehold expense	824	114	390	61	—	—	1,389
Less unconsolidated joint ventures	—	—	(2,676)	(1,443)	(3)	—	(4,122)

Consolidated indirect and leasehold expense	4,164	244	—	—	(3)	(45)	4,360

Consolidated NOI after indirect and leasehold expense	$42,104	$(131)	$—	$—	$845	$(556)	$42,262

Six months ended June 30, 2004 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$141,648	$14,033	$35,039	$11,486	$1,730	$(1,733)	$202,203
Less unconsolidated joint ventures	—	(572)	—	—	—	—	(572)

Consolidated revenue	141,648	13,461	35,039	11,486	1,730	(1,733)	201,631
Direct operating and real estate tax expense	46,391	8,103	15,261	11,196	729	(536)	81,144
Less unconsolidated joint ventures	—	(400)	—	—	—	—	(400)

Consolidated direct operating and real estate tax expense	46,391	7,703	15,261	11,196	729	(536)	80,744

Consolidated NOI	95,257	5,758	19,778	290	1,001	(1,197)	120,887
Indirect expense	6,434	739	4,122	3,583	—	(78)	14,800
Leasehold expense	1,776	188	796	232	—	—	2,992
Less unconsolidated joint ventures	—	(3)	—	—	—	—	(3)

Consolidated indirect and leasehold expense	8,210	924	4,918	3,815	—	(78)	17,789

Consolidated NOI after indirect and leasehold expense	$87,047	$4,834	$14,860	$(3,525)	$1,001	$(1,119)	$103,098

Six months ended June 30, 2003 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$135,898	$2,375	$28,459	$3,237	$3,332	$(1,756)	$171,545
Less unconsolidated joint ventures	—	—	(28,459)	(3,237)	(165)	—	(31,861)

Consolidated revenue	135,898	2,375	—	—	3,167	(1,756)	139,684
Direct operating and real estate tax expense	45,624	2,270	13,044	4,551	1,587	(545)	66,531
Less unconsolidated joint ventures	—	—	(13,044)	(4,551)	(98)	—	(17,693)

Consolidated direct operating and real estate tax expense	45,624	2,270	—	—	1,489	(545)	48,838

Consolidated NOI	90,274	105	—	—	1,678	(1,211)	90,846
Indirect expense	6,799	240	4,440	2,439	—	(91)	13,827
Leasehold expense	1,672	284	703	119	—	—	2,778
Less unconsolidated joint ventures	—	—	(5,143)	(2,558)	(7)	—	(7,708)

Consolidated indirect and leasehold expense	8,471	537	—	—	(7)	(91)	8,897

Consolidated NOI after indirect and leasehold expense	$81,803	$(419)	$—	$—	$1,685	$(1,120)	$81,949

The following table reconciles the reportable segments storage centers operations revenue per the table above to consolidated total revenue for the three months and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2003	2004	2003
Consolidated Storage center operations	$103,403	$71,415	$201,631	$139,684
Other	1,268	1,493	2,588	3,175

Total revenue	$104,671	$72,908	$204,219	$142,859

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2003	2004	2003
Consolidated direct operating and real estate tax expense	$40,549	$24,793	$80,744	$48,838
Consolidated indirect operating and leasehold expense	8,580	4,360	17,789	8,897
Other operating expense	2,086	2,478	3,680	3,701

Consolidated operating and real estate tax expense	$51,215	$31,631	$102,213	$61,436

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2003	2004	2003
Consolidated NOI after indirect and leasehold expense	$54,274	$42,262	$103,098	$81,949
Other revenue	1,268	1,493	2,588	3,175
Other operating expense	(2,086)	(2,478)	(3,680)	(3,701)
Depreciation and amortization	(21,390)	(13,132)	(41,608)	(26,784)
Impairment expense	—	(1,730)	—	(1,730)
General, administrative and other	(7,849)	(3,516)	(17,069)	(6,122)
Equity in earnings (losses) of other real estate investments, net	23	(1,747)	25	(2,375)
Interest on loans	(19,662)	(12,597)	(38,471)	(23,296)
Amortization of participation rights discount	(1,000)	(281)	(2,000)	(560)
Unrealized gain (loss) on derivatives	662	(1,193)	(115)	(2,226)
Interest (expense) income and other, net	245	1,654	(1,191)	3,429
Minority interest	3,819	(272)	8,351	(498)
Income tax expense	—	—	(23)	—
Income from discontinued operations	513	447	946	903
Gain on sale of discontinued operations	11,990	—	11,990	—
Cumulative effect of changes in accounting principle	—	—	(2,339)	—

Net income	$20,807	$8,910	$20,502	$22,164

Note V – Contingent Liabilities and Commitments

The following table summarizes our contractual obligations, commitments and contingent liabilities as of June 30, 2004:

	Payments due by Period
(in thousands)	Total	2004	2005-2006	2007-2008	2009 and beyond
Contractual Obligations
Long-term debt	$752,200	$55,153	$26,181	$165,592	$505,274
Capital and operating lease obligations	160,638	5,593	18,512	14,314	122,219
Participation rights liability	40,623	40,623	—	—	—

Totals	$953,461	$101,369	$44,693	$179,906	$627,493

	Amount of Commitment Expiration per Period
(in thousands)	Total amounts committed	2004	2005-2006	2007-2008	2009 and beyond
Other Commercial Commitments & Contingent Liabilities
Development contract commitments	$99,095	$56,774	$35,466	$3,361	$3,494
Development loan commitments	7,982	7,982	—	—	—
Commitment to purchase properties	5,377	5,377	—	—	—
Outstanding letter of credit	880	880	—	—	—
Affiliated developer guarantee	14,048	14,048	—	—	—

Totals	$127,382	$85,061	$35,466	$3,361	$3,494

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

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain conforming revisions from our previously reported results of operations for the three and six month periods ending June 30, 2004 and June 30, 2003. These conforming revisions affect our reported revenues and expenses of $347,000 and $223,000 for the three month periods ending June 30, 2004 and 2003, respectively, and of $701,000 and $446,000 for the six month periods ending June 30, 2004 and 2003, respectively, but had no effect on our shareholders’ equity or net income.

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

Storage Center Operations Revenue: Storage center operations revenue rose $32.0 million, or 45%, and $61.9 million or 44% for the three and six months ended June 30, 2004, respectively, due substantially to the consolidation of Shurgard Europe which contributed $23.9 million and $46.5 million of revenue, respectively. Domestic storage center operations revenue increased 11.4% and 11% for the three months and six months ended June 30, 2004, respectively, as a result of the factors discussed under SEGMENT PERFORMANCE.

Other Revenue: Other revenue of $2.6 million decreased $587,000 from the six months ended June 30, 2003 due primarily to the closing of our containerized storage operations which was partially offset by a growth in revenue from our tenant referral insurance program.

Operating expenses: Operating expenses increased $18.2 million and $37.2 million in the three months and six months ended June 30, 2004, respectively, of which $17.7 million and $34.3 million relate to our consolidation of Shurgard Europe. U.S. operating expenses increased 1.5% and 6% for the three and six months ended June 30, 2004, respectively, primarily as a result of an increase in the number of stores and an increase in personnel expenses. See discussion of certain of these expenses under SEGMENT PERFORMANCE.

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

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				6/30/2004	6/30/2003	6/30/2004	6/30/2003
Same Store since 2004	60	$169.1	4,422,000	78%	73%	$8.01	$7.70
Same Store since 2003	31	135.6	1,846,000	83%	78%	13.11	12.44
Same Store since 2002 or prior	325	1,187.3	20,895,000	87%	85%	11.98	11.86

Same Store total	416	$1,492.0	27,163,000	85%	83%	$11.46	$11.31

	(In thousands) Revenue Three months ended,		(In thousands) NOI (after leaseholds expenses)Three months ended,
	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Same Store since 2004	$7,641	$6,745	$4,520	$3,848
Same Store since 2003	5,507	5,058	2,955	2,609
Same Store since 2002 or prior	59,410	57,489	40,913	38,987

Same Store total	$72,558	$69,292	$48,388	$45,444

(1)	Total capitalized costs to storage centers since the store was acquired or developed.

(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store Results (1)

	For the three months ended June 30,
(dollars in thousands)	2004	2003	% Change
Storage center operations revenue	$72,558	$69,292	4.7	%(a)
Operating expense:
Personnel expenses	8,026	6,936	15.7	%(b)
Real estate taxes	5,851	6,185	-5.4	%(c)
Repairs and maintenance	2,063	2,100	-1.8%
Marketing expense	1,832	2,053	-10.8	%(d)
Utilities and phone expenses	2,302	2,452	-6.1%
Store admin and other expenses	3,238	3,298	-1.8%

Direct operating and real estate tax expense	23,312	23,024	1.3%

NOI	49,246	46,268	6.4%
Leasehold expense	858	824	4.1%

NOI after leasehold expense	48,388	45,444	6.5%
Indirect operating expense (2)	2,970	3,340	-11.1	%(e)

NOI after indirect operating and leasehold expense	$45,418	$42,104	7.9%

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.

(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

(a) During the second quarter of 2004, Same Store revenue increased 4.7% over the same period in 2003, of which 1.3% accounts for storage centers that have been in the Same Store pool since the beginning of 2004. Starting in the fourth quarter 2003, we have started to see an improvement in economic conditions that has enabled us to increase occupancy by 2.9% and annual rental rates by 1.3%.

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

Same Store Results (1)

	For the six months ended June 30,
(dollars in thousands except average rent)	2004	2003	% Change
Storage center operations revenue	$141,648	$135,898	4.2	%(a)
Operating expense:
Personnel expenses	15,626	13,791	13.3	%(b)
Real estate taxes	12,286	12,621	-2.7	%(c)
Repairs and maintenance	4,235	4,046	4.7%
Marketing expense	3,305	3,898	-15.2	%(d)
Utilities and phone expenses	4,913	5,042	-2.6%
Store admin and other expenses	6,026	6,226	-3.2%

Direct operating and real estate tax expense	46,391	45,624	1.7%

NOI	95,257	90,274	5.5%
Leasehold expense	1,776	1,672	6.2%

NOI after leasehold expense	93,481	88,602
Indirect operating expense (2)	6,434	6,799	-5.4	%(e)

NOI after indirect operating and leasehold expense	$87,047	$81,803	6.4%

Avg. annual rent per sq. ft. (3)	$11.40	$11.26	1.2%
Avg. sq. ft. occupancy	84%	82%
Total net rentable sq. ft.	27,163,000	27,163,000
No. of properties as of June 30, 2004	413	413

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.

(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

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

(dollars in thousands except average rent)	New Store Results (1) Acquisitions Three months ended June 30,		Developments Three months ended June 30,		Total New Stores Three months ended June 30,
	2004	2003	2004	2003	2004	2003
Storage center operations revenue	$3,886	$—	$3,695	$1,394	$7,581	$1,394
Operating expense:
Personnel expenses	417	—	720	340	1,137	340
Real estate taxes	556	—	562	388	1,118	388
Repairs and maintenance	179	—	183	67	362	67
Marketing expense	76	—	513	192	589	192
Utilities and phone expenses	112	—	270	129	382	129
Store admin and other expenses	174	—	298	165	472	165

Direct operating and real estate tax expense	1,514	—	2,546	1,281	4,060	1,281

NOI	2,372	—	1,149	113	3,521	113
Leasehold expense	—	—	81	114	81	114

NOI after leasehold expense	2,372	—	1,068	(1)	3,440	(1)
Indirect operating expense (2)	120	—	228	130	348	130

NOI after indirect operating and leasehold expense	$2,252	$—	$840	$(131)	$3,092	$(131)

Avg. sq. ft. occupancy	82%	—	60%	43%	69%	43%
No. of properties	21	—	33	18	54	18

(dollars in thousands except average rent)	New Store Results (1) Acquisitions Six months ended June 30,		Developments Six months ended June 30,		Total New Stores Six months ended June 30,
	2004	2003	2004	2003	2004	2003
Storage center operations revenue	$7,452	$—	$6,581	$2,375	$14,033	$2,375
Operating expense:
Personnel expenses	817	—	1,422	655	2,239	655
Real estate taxes	1,100	—	1,254	697	2,354	697
Repairs and maintenance	419	—	313	124	732	124
Marketing expense	300	—	824	287	1,124	287
Utilities and phone expenses	274	—	539	241	813	241
Store admin and other expenses	315	—	526	266	841	266

Direct operating and real estate tax expense	3,225	—	4,878	2,270	8,103	2,270

NOI	4,227	—	1,703	105	5,930	105
Leasehold expense	—	—	188	284	188	284

NOI after leasehold expense	4,227	—	1,515	(179)	5,742	(179)
Indirect operating expense (2)	264	—	475	240	739	240

NOI after indirect operating and leasehold expense	$3,963	$—	$1,040	$(419)	$5,003	$(419)

Avg. sq. ft. occupancy	80%	0%	56%	42%	66%	42%
No. of properties	21	—	33	18	54	18

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.

(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.

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

The following table summarizes our domestic development activity from 2002 to 2004 for the three month period ended June 30:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy Three months ended,		Average Annual Rent (per sq. ft) (2) Three months ended,
				6/30/2004	6/30/2003	6/30/2004	6/30/2003
Developments in 2004	5	$29.5	308,000	36%	—	$8.75	$—
Developments in 2003	14	72.1	843,000	54%	14%	10.48	5.99
Developments in 2002	14	74.0	870,000	74%	51%	11.33	10.35

Development total	33	$175.6	2,021,000	60%	43%	$10.78	$10.03

	(In thousands)		(In thousands)
	Revenue Three months ended,		NOI (after leasehold expenses) Three months ended,
	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Developments in 2004	$294	$—	$(162)	$—
Developments in 2003	1,383	84	210	(213)
Developments in 2002	2,018	1,310	1,020	212

Development total	$3,695	$1,394	$1,068	$(1)

(1)	Total capitalized costs to storage centers since the store was acquired or developed.

(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the store has not been opened a full year.

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

Same Store

(in thousands except for number of properties)	No. of Properties	Net Rentable Square Feet	Gross Book Value	Revenue	NOI	Lease Expense
Wholly owned or leased (1)	313	20,194	$1,145,311	$110,846	$75,303	$1,287
Development financing joint venture (2)	17	1,063	79,031	6,239	3,975	403
European consolidated subsidiary (3)	72	4,078	400,221	35,039	19,779	796
Domestic consolidated joint ventures (4)	83	5,906	267,698	24,563	15,978	86

Total Same Store	485	31,241	$1,892,261	$176,687	$115,035	$2,572

New Store
Wholly owned or leased (1)	39	2,604	$202,155	$10,843	$4,768	$188
European consolidated subsidiary (3)	52	2,685	319,436	11,486	290	232
Domestic consolidated joint ventures (5)	13	811	61,876	2,618	990	—
Properties under leasing arrangements (6)	2	142	16,235	572	172	—

Total New Store	106	6,242	$599,702	$25,519	$6,220	$420

(1)	Includes owned and leased properties in which we have a 100% interest.

(2)	Includes properties developed by CCP/Shurgard Venture, LLC (CCP/Shurgard) that are included in our Condensed Consolidated Financial Statements. There were mortgage notes payable of $48.9 million as of June 30, 2004.

(3)	Includes properties developed under Shurgard Europe in which we hold an 85.47% interest and properties developed under First Shurgard in which we hold a 17.1% interest.

(4)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. There were mortgage notes payable of $155.9 million on these properties as of June 30, 2004. Our pro-rata share in these stores is approximately 76%.

(5)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. Our pro-rata share in these stores is approximately 70%.

(6)	Two stores are operated through a leasing arrangement with a California developer for which the storage centers assets are consolidated in our financial statements but not the store operations.

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

In addition, in connection with its preparation of the financial statements for the six-month period ended June 30, 2004 the Company identified an error in its previously issued financial statements for the period ended March 31, 2004 and has restated certain amounts in the Form 10-Q/A for the period ended March 31, 2004 filed on August 13, 2004.

The Company’s management, including the Chief Executive Officer and interim Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that were in effect as of December 31, 2003. Based on that evaluation the Company’s, Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of these dates. Consequently, additional review, evaluation and oversight were required on the part of Company management, during the course of the audits and the preparation of this Form 10-Q for the quarter ended June 30, 2004 to ensure such internal control deficiencies were adequately compensated for.

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

Changes in Internal Control over Financial Reporting

We made several changes to our internal control over financial reporting, during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 10.39 – Purchase and Sale Agreement (Membership Interests) between Shurgard Development IV, Inc., Shurgard Storage Centers, Inc. and CCPRE-Storage, LLC, dated as of June 25, 2004.*

Exhibit 10.40 – Second Joint Venture Agreement with respect to Second Shurgard between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments II SARL, as amended dated July 12, 2004.*

Exhibit 10.41 – Development Agreement with respect to Second Shurgard between Shurgard Self Storage SCA and Second Shurgard SPRL dated July 12, 2004.*

Exhibit 10.42 – Property and Asset Management Agreement with respect to Second Shurgard between Shurgard Self Storage SCA and Second Shurgard SPRL dated July 12, 2004.*

Exhibit 10.43 – Credit Facility Agreement between Second Shurgard SPRL, Second Shurgard Finance SARL, the Royal Bank of Scotland as Mandated Lead Arranger, the Royal Bank of Scotland PLC as Facility Agent, dated July 12, 2004.*

Exhibit 31.1 – Chief Executive Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Chief Financial Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3 – President and Chief Operating Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Chief Executive Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Chief Financial Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3 – President and Chief Operating Officer certification of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

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