Form 10-Q/A
period 2004-09-30
SHURGARD STORAGE CENTERS INC
filed 2005-05-09
CIK 906933

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

Explanatory Note

Shurgard Storage Centers, Inc. (“Shurgard,” “we” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 to present certain restated financial statements for the period. This Amendment includes changes to Part I, Items 1, 2 and 4. (See Note C to our Condensed Consolidated Financial Statements for further discussion of this matter.) We are also updating the signature page, the Exhibit Index referenced in Item 6 of Part II, Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3

Except as described above, this Amendment does not update information presented in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 originally filed on November 9, 2004 and does not reflect events that have occurred since such filing date. Information with respect to those events has been or will be set forth, as appropriate, in our subsequent periodic filings, including our Annual Report on Form 10-K for the year ended December 31, 2004 and current reports on Form 8-K. Any reference to facts and circumstances at or as of a “current” date refer to such facts and circumstances as of such original filing date. We are not required to update and have not updated any forward-looking statements previously included in our Quarterly Report on Form 10-Q as filed on November 9, 2004.

Shurgard Storage Centers, Inc.

Form 10-Q/A

For the Three Months and Nine Months ended September 30, 2004

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands except share data)

	September 30, 2004	December 31, 2003
	(as restated)
ASSETS:
Storage centers:
Land	$629,802	$376,832
Buildings and equipment, net	1,887,742	1,203,799
Construction in progress	79,861	38,867

Total storage centers	2,597,405	1,619,498

Investment in Shurgard Europe	—	319,267
Cash and cash equivalents	39,419	11,670
Restricted cash	4,562	1,585
Notes receivable affiliate	—	56,543
Goodwill	24,206	24,206
Other assets	86,338	34,322

Total assets	$2,751,930	$2,067,091

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and other liabilities	$120,519	$76,862
Lines of credit	725,025	263,220
Notes payable	780,840	711,026
Participation rights liability, net of discount of $(1,523) and $4,053 at September 30, 2004 and December 31, 2003, respectively	38,023	40,623

Total liabilities	1,664,407	1,091,731

Minority interest	154,138	20,940

Commitments and contingencies (Notes F, R and U)

Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value; 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250,000	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 46,483,344 and 45,747,751 shares issued and outstanding, respectively	46	46
Additional paid-in capital	1,123,908	1,100,949
Accumulated net income less distributions	(333,066)	(287,516)
Accumulated other comprehensive income	11,314	9,758

Total shareholders’ equity	933,385	954,420

Total liabilities and shareholders’ equity	$2,751,930	$2,067,091

See notes to unaudited Condensed Consolidated Financial Statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenue
Storage center operations	$109,147	$77,496	$310,778	$217,180
Other	1,299	2,226	3,887	5,401

Total revenue	110,446	79,722	314,665	222,581

Expenses
Operating	46,586	26,213	131,480	73,890
Depreciation and amortization	21,627	13,922	63,235	40,706
Real estate taxes	8,707	7,212	26,026	20,971
Impairment	—	110	—	1,840
General, administrative and other	6,257	3,404	23,326	9,526

Total expenses	83,177	50,861	244,067	146,933

Income from storage center operations	27,269	28,861	70,598	75,648

Other Income (Expense)
Equity in earnings (losses) of other real estate investments, net	22	(2,997)	47	(2,352)
Interest:
Interest on loans	(21,126)	(14,002)	(59,597)	(37,298)
Amortization of participation rights discount	1,000	(280)	(1,000)	(840)
Unrealized loss on derivatives	(274)	(69)	(389)	(2,295)
Foreign exchange gain (loss)	1,899	(279)	(493)	(279)
Interest income and other (expense), net	1,106	2,028	2,307	2,440

Other expense, net	(17,373)	(15,599)	(59,125)	(40,624)

Minority interest	4,004	(363)	12,355	(861)

Income from continuing operations before income taxes	13,900	12,899	23,828	34,163
Income tax expense	(24)	(927)	(47)	(930)

Income from continuing operations	13,876	11,972	23,781	33,233

Discontinued operations
(Loss) income from discontinued operations	(56)	494	890	1,397
Gain on sale of discontinued operations	4,333	—	16,323	—

Total discontinued operations	4,277	494	17,213	1,397
Income before cumulative effect of change in accounting principle	18,153	12,466	40,994	34,630
Cumulative effect of change in accounting principle
Cumulative effect of change in accounting principle	—	—	(2,339)	—

Net income	18,153	12,466	38,655	34,630
Net Income Allocation
Preferred stock dividends	(2,975)	(2,974)	(8,923)	(8,922)

Net income available to common shareholders	$15,178	$9,492	$29,732	$25,708

See notes to unaudited Condensed Consolidated Financial Statements

	For the three months Ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net Income per Common Share - Basic:
Income from continuing operations available to common shareholders	$0.24	$0.20	$0.32	$0.63
Discontinued operations	0.09	0.01	0.37	0.03
Cumulative effect of change in accounting principle	—	—	(0.05)	—

Net income per share	$0.33	$0.21	$0.64	$0.66

Net Income per Common Share - Diluted:
Income from continuing operations available to common shareholders	$0.24	$0.20	$0.32	$0.62
Discontinued operations	0.09	0.01	0.37	0.03
Cumulative effect of change in accounting principle	—	—	(0.05)	—

Net income per share	$0.33	$0.21	$0.64	$0.65

Distributions per common share	$0.55	$0.54	$1.64	$1.61

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

This Form 10-Q/A includes changes made to the Form 10-Q for the three and nine months ended September 30, 2004 as filed on November 9, 2004. We identified an error in the previously issued financial information for the three and nine months periods ended September 30, 2004 and have restated certain amounts. The restated quarterly financial data was included in our 2004 Annual Report on Form 10-K filed on March 28, 2005. See Note C for further discussion of this matter.

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

We had a direct and indirect ownership interest in Shurgard Self Storage SCA (Shurgard Europe) of 87.23% as of September 30, 2004. We hold an indirect ownership interest in Shurgard Europe through Recom &Co., SNC (Recom) a Belgian partnership of which we were the sole shareholder as of September 30, 2004. We have assessed Shurgard Europe under the provisions of FIN 46R and have concluded that it meets the definition of a VIE. We have also concluded that we are the primary beneficiary effective as of June 2003. As a result, Shurgard Europe has been consolidated in our financial statements beginning January 1, 2004. The consolidation of Shurgard Europe has a significant effect on the presentation of our financial position, operating results and cash flows (see summarized financial information at Note J). As of September 30, 2004, Shurgard Europe had a credit facility collateralized by assets with a net book value of $507.8 million (see Note E). Shurgard Europe’s creditors had no recourse to the general credit of Shurgard.

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

In April 2004, Shurgard Europe incorporated Second Shurgard SPRL (Second Shurgard) and in May 2004 entered into a joint venture agreement with Crescent Euro Self Storage Investments II SARL (Crescent II). This agreement was amended in July 2004, under terms similar to those that apply to First Shurgard. Similar to First Shurgard, Shurgard Europe holds a 20% interest in Second Shurgard. We have also determined that Second Shurgard is a VIE of which Shurgard Europe is the primary beneficiary. Accordingly, Second Shurgard has been consolidated in our financial statements since its inception. At September 30, 2004 Second Shurgard had total assets of $28.6 million, total liabilities of $9.0 million and had a credit facility collateralized by its assets with a net book value of $21.4 million (see Note F). As of September 30, 2004, Second Shurgard’s creditors had no recourse to the general credit of Shurgard or Shurgard Europe.

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

Note C – Restatement

The Company identified an error in the previously issued consolidated financial statements for the nine month period ended September 30, 2004. We determined that the amount of other comprehensive income comprised of currency translation adjustments attributable to outside ownership interests in the consolidated subsidiaries of Shurgard Europe was not allocated to minority interest in variable interest entities that it began consolidating in 2004. We corrected this error in the fourth quarter of 2004 and the restated quarterly financial data was included in our 2004 Annual Report on Form 10-K filed on March 28, 2005. This error in the Company’s quarterly consolidated financial statements had no effect on previously reported income from continuing operations or net income.

We made certain conforming revisions from our previously reported results of operations for the three and nine month periods ending September 30, 2004 and September 30, 2003. These conforming revisions affect our reported revenues and expenses of $378,000 and $287,000 for the three month periods ending September 30, 2004 and 2003, respectively, and of $1.1 million and $753,000 for the nine month periods ending September 30, 2004 and 2003, respectively, but had no effect on our shareholders’ equity or net income.

Restatements on Condensed Consolidated Balance Sheet

	September 30, 2004
(Amounts in thousands)	As previously reported	As restated
Minority interest	$159,125	$154,138
Accumulated other comprehensive income	6,327	11,314
Total shareholders’ equity	928,398	933,385

Restatement of Other Comprehensive Income

	For the three months ended September 30, 2004		For the nine months ended September 30, 2004
(Amounts in thousands)	As previously reported	As restated	As previously reported	As restated
Total other comprehensive income (loss)	$2,719	$3,274	$(3,431)	$1,556
Total comprehensive income (loss)	20,872	21,427	35,224	40,211

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

Unconsolidated subsidiaries and joint ventures over which we have significant influence are accounted for using the equity method. In applying the equity method, our proportionate share of intercompany profits are eliminated as a component of equity in earnings of unconsolidated entities. We had only one unconsolidated entity as of September 30, 2004. Our investment in this joint venture was in Other Assets on our Condensed Consolidated Balance Sheet as of September 30, 2004 (see Note K).

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

Other comprehensive income

The following tables summarize components of other comprehensive income (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(as restated)		(as restated)
Net income	$18,153	$12,466	$38,655	$34,630
Other comprehensive income:
Derivatives qualifying as hedges	(517)	528	(668)	1,357
Currency translation adjustment	3,791	6,787	6,426	5,930
Effect of consolidation of Shurgard Europe	—	—	(4,202)	—

Total other comprehensive income	3,274	7,315	1,556	7,287

Total comprehensive income	$21,427	$19,781	$40,211	$41,917

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands except per share data)	2004	2003	2004	2003
Net income:
As reported	$18,153	$12,466	$38,655	$34,630
Add: Compensation expense recorded for options granted below market value	44	51	161	152
Less: Pro forma compensation expense	(330)	(304)	(951)	(901)

Pro forma	$17,867	$12,213	$37,865	$33,881

Basic net income per Common share:
As reported	$0.33	$0.21	$0.64	$0.66
Pro forma	$0.32	$0.21	$0.63	$0.64
Diluted net income per Common share:
As reported	$0.33	$0.21	$0.64	$0.65
Pro forma	$0.32	$0.21	$0.62	$0.63

Note E – Lines of Credit

The following table summarizes our lines of credit:

	As of		Weighted Average interest rate at September 30, 2004
(in thousands)	September 30, 2004	December 31, 2003
Unsecured domestic line of credit	$240,075	$263,220	2.95%
Unsecured domestic term loan credit facility	100,000	—	2.96%
Shurgard Europe bridge credit agreement	384,950	—	4.12%

	$725,025	$263,220	3.57%

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

As of September 30, 2004 our consolidated subsidiary, Shurgard Europe, had a bridge credit agreement denominated in Euros to borrow up to €310 million ($385.0 million as of September 30, 2004). This revolving credit facility was to mature in December 2004, bore interest at a rate of 200 basis points over EURIBOR and was collateralized by mortgages on substantially all of Shurgard Europe’s storage centers and certain other assets of Shurgard Europe. The bridge credit facility is subject to customary banking covenants. As of September 30, 2004, this credit facility was collateralized by assets with a net book value of $507.8 million. In October 2004, Shurgard Europe completed a €325 million bond offering and proceeds were partially used to repay this facility (see Note F).

Interest expense for our lines of credit of $6.6 million and $1.5 million are included in interest in loans in our Condensed Consolidated Statements of Net Income for the three months ended September 30, 2004 and 2003, respectively. We incurred $17.5 million and $4.4 million in interest expense for our lines of credit for the nine months ended September 30, 2004 and 2003, respectively.

Note F – Notes Payable

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

In September 2003, CCPRE exercised its right to have the joint venture put five properties to us. In March 2004 we gave notice of our intention to acquire one of the properties subject to the offer for $4.4 million and declined to purchase the remaining four properties at the put price. As we relinquished all rights to the properties when we declined to purchase them and because we account for this joint venture as a financing arrangement, we ceased to consolidate these four properties and the related debt of $17.4 million in March 2004 (see Note F).

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

Pro Forma Results of Operations (in thousands except share data)	Nine months ended September 30, 2003
	As reported	Pro forma
Revenue	$222,581	$229,163
Income from continuing operations	$33,233	$36,348
Net Income before accounting change	$34,630	$37,745
Net Income	$34,630	$37,745

Net Income per Common Share - Basic:
Income from continuing operations available to common shareholders	$0.63	$0.71
Discontinued operations	0.03	0.03

Net income per share	$0.66	$0.74

Net Income per Common Share - Diluted:
Income from continuing operations available to common shareholders	$0.62	$0.70
Discontinued operations	0.03	0.03

Net income per share	$0.65	$0.73

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

Note J – Investment in Shurgard Europe

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

Below is summarized financial information for Shurgard Europe and its subsidiaries. Shurgard Europe’s functional currency is the Euro. As of September 30, 2004 Shurgard Europe’s net investment in First Shurgard and Second Shurgard was $20.6 million and $5.1 million, respectively. The following financial information has been restated compared to the information reported on the Form 10-Q filed on November 9, 2004 (see Note C). We identified an error related to the allocation to minority interests of other comprehensive income from currency translation adjustments. As a result of this restatement Shurgard Europe’s shareholders’ equity increased from $116.2 million to $122.0 million as of September 30, 2004 and there was no impact on previously reported net losses. This financial information has been translated from the Euro to the U.S. dollar for reporting purposes. Non-monetary assets and liabilities are converted at historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of each period and income statement accounts are re-measured at the average exchange rate for each period. This financial information is presented before elimination of intercompany balances with Shurgard. Upon consolidation of Shurgard Europe, as of September 30, 2004 the bonds payable to Shurgard of $61.3 million are eliminated as well as the related interest expense of $1.9 million and $5.7 million for the three months and nine months ended September 30, 2004, respectively.

Shurgard Self Storage S.C.A.

Condensed Consolidated Balance Sheets

(in thousands)	September 30, 2004	December 31, 2003
	(as restated)
ASSETS
Storage centers:
Land	$185,340	$137,615
Buildings and equipment, net	509,148	400,397
Construction in progress	52,793	12,766

Total storage centers (1)	747,281	550,778
Investment in and receivables from affiliates	—	29,824
Cash and cash equivalents	27,600	11,965
Other assets	42,628	31,902

Total assets	$817,509	$624,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$46,816	$41,637
Liabilities under capital leases	11,172	11,391
Bonds payable and other liabilities with Shurgard	62,051	57,287
Line of credit and note payable	494,226	376,553

Total liabilities	614,265	486,868

Minority interest	81,250	—

Shareholders’ equity	121,994	137,601

Total liabilities and shareholders’ equity	$817,509	$624,469

(1)	The excess value of $247.9 million we paid for our ownership interest in Shurgard Europe over the net book value and the excess fair value of the minority shareholders interests over the net book value is not reflected in the above Condensed Consolidated Balance Sheets. These amounts were allocated to the underlying buildings and land.

Shurgard Self Storage S.C.A.

Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Revenue
Storage center operations	$26,219	$18,133	$72,743	$49,828
Other revenue	189	3,418	189	6,939

Total revenue	26,408	21,551	72,932	56,767

Expenses
Operating	18,922	14,089	53,207	42,081
Real estate taxes	1,321	886	3,948	2,657
Depreciation and amortization	5,285	4,662	15,103	13,416
General, administrative and other	1,152	1,188	4,370	3,670

Total expenses	26,680	20,825	76,628	61,824

(Loss) income from operations (1)	(272)	726	(3,696)	(5,057)

Other Income (Expense)
Unrealized loss on derivatives	(109)	—	(296)	—
Minority Interest (1)	3,599	—	9,532	—
Gain (loss) on sales of real estate	78	—	(27)	(1)
Interest income and other	38	346	114	1,226
Interest and other charges	(7,632)	(5,885)	(19,437)	(15,734)
Interest expense on bonds payable to Shurgard	(1,942)	(1,739)	(5,692)	(5,055)
Interest expense on subordinated loan to a related party	—	(2,199)	—	(7,774)
Unrealized foreign currency translation gain (loss) on bonds payable	1,588	913	(749)	5,617

Loss before income taxes	(4,652)	(7,838)	(20,251)	(26,778)
Income taxes	(5)	—	(28)	(6)

Net loss before cumulative effect of change in accounting principle	(4,657)	(7,838)	(20,279)	(26,784)
Cumulative effect of change in accounting principle	—	—	(2,339)	—

Net loss	$(4,657)	$(7,838)	$(22,618)	$(26,784)

(1)	The minority interest represents approximately 80% of the losses attributable to Shurgard Europe’s joint ventures. Total minority interest from losses from operations of First and Second Shurgard was $2.2 million and $6.1 million for the three and nine months ended September 30, 2004, respectively.

Note K – Other Assets

The following table summarizes other assets per category:

(in thousands)	September 30, 2004	December 31, 2003
Non-competition agreements, net of amortization of $8,111 in 2004 and $7,979 in 2003	$692	$660
Financing costs, net of amortization of $27,770 in 2004 and $7,928 in 2003	21,173	6,217
Prepaid assets	14,924	4,151
Receivables	15,432	8,470
Notes receivable	10,077	5,330
Properties held for sale	1,200	1,530
Other real estate investments	797	1,521
Other assets, net of amortization of $6,771 in 2004 and $930 in 2003	22,043	6,443

Total other assets	$86,338	$34,322

As of September 30, 2004, the consolidated assets from Shurgard Europe account for $42.6 million of total other assets. As of December 31, 2003, we did not consolidate Shurgard Europe and, as a result, its assets were not included in other assets.

Note L – Shareholders’ Equity

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

Also in September 2004 we issued 50,000 of unregistered shares as additional consideration for the purchase of Minnesota Mini-storage (see Note I).

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

Note Q – Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three months and nine months ended September 30, 2004 and 2003 (in thousands except per share data):

	Earnings	Basic Per share	Effect of dilutive stock options	Diluted Per share
For the three months ended September 30, 2004
Number of shares		46,032	630	46,662
Income from continuing operations	$13,876
Less: preferred distributions and other	(2,975)	$(62)		$(62)

Income from continuing operations available to common shareholders	10,901	$0.24	$—	$0.24
Discontinued operations	4,277	0.09	—	0.09

Net Income	$15,178	$0.33	$—	$0.33

For the three months ended September 30, 2003
Number of shares		44,034	578	44,612
Income from continuing operations	$11,972
Less: preferred distributions and other	(2,974)	$(45)		$(45)

Income from continuing operations available to common shareholders	8,998	$0.20	$—	$0.20
Discontinued operations	494	0.01	—	0.01

Net Income	$9,492	$0.21	$—	$0.21

For the nine months ended September 30, 2004
Number of shares		45,817	639	46,456
Income from continuing operations	$23,781
Less: preferred distributions and other	(8,923)	$(231)		$(231)

Income from continuing operations available to common shareholders	14,858	$0.32	$—	$0.32
Discontinued operations	17,213	0.37	—	0.37

Net income before change in accounting principle	32,071	0.69	—	0.69
Cumulative effect of change in accounting principle	(2,339)	(0.05)	—	(0.05)

Net Income	$29,732	$0.64	$—	$0.64

For the nine months ended September 30, 2003
Number of shares		38,663	507	39,170
Income from continuing operations	$33,233
Less: preferred distributions and other	(8,922)	$(135)		$(135)

Income from continuing operations available to common shareholders	24,311	$0.63	$(0.01)	$0.62
Discontinued operations	1,397	0.03	—	0.03

Net Income	$25,708	$0.66	$(0.01)	$0.65

Note R – Foreign operations

Our international operations are conducted through Shurgard Europe which we started consolidating as of January 1, 2004. In August 2004, we acquired one property in the United Kingdom through a wholly owned subsidiary (see Note I). Our international revenues amounted to $26.4 million and $72.9 million, or 23% of total revenue for the three months and nine months ended September 30, 2004, respectively.

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

Note T – Discontinued Operations

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

Three months ended September 30, 2004 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$74,511	$8,764	$18,511	$7,854	$94	$(92)	$109,642
Less unconsolidated joint ventures	—	(495)	—	—	—	—	(495)

Consolidated revenue	74,511	8,269	18,511	7,854	94	(92)	109,147
Direct operating and real estate tax expense	24,198	4,514	7,370	6,061	156	(131)	42,168
Less unconsolidated joint ventures	—	(316)	—	—	—	—	(316)

Consolidated direct operating and real estate tax expense	24,198	4,198	7,370	6,061	156	(131)	41,852

Consolidated NOI	50,313	4,071	11,141	1,793	(62)	39	67,295
Indirect expense	3,476	397	2,176	2,158	—	(17)	8,190
Leasehold expense	818	123	397	125	—	—	1,463
Less unconsolidated joint ventures	—	(3)	—	—	—	—	(3)

Consolidated indirect and leasehold expense	4,294	517	2,573	2,283	—	(17)	9,650

Consolidated NOI after indirect and leasehold expense	$46,019	$3,554	$8,568	$(490)	$(62)	$56	$57,645

Three months ended September 30, 2003 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$71,164	$5,396	$15,464	$2,838	$1,919	$(918)	$95,863
Less unconsolidated joint ventures	—	—	(15,464)	(2,838)	(65)	—	(18,367)

Consolidated revenue	71,164	5,396	—	—	1,854	(918)	77,496
Direct operating and real estate tax expense	22,832	3,229	5,908	3,383	885	(283)	35,954
Less unconsolidated joint ventures	—	—	(5,908)	(3,383)	(34)	—	(9,325)

Consolidated direct operating and real estate tax expense	22,832	3,229	—	—	851	(283)	26,629

Consolidated NOI	48,332	2,167	—	—	1,003	(635)	50,867
Indirect expense	3,173	254	2,176	1,547	—	(34)	7,116
Leasehold expense	821	81	320	60	—	—	1,282
Less unconsolidated joint ventures	—	—	(2,496)	(1,607)	—	—	(4,103)

Consolidated indirect and leasehold expense	3,994	335	—	—	—	(34)	4,295

Consolidated NOI after indirect and leasehold expense	$44,338	$1,832	$—	$—	$1,003	$(601)	$46,572

Nine months ended September 30, 2004 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$215,655	$22,797	$53,550	$19,340	$2,328	$(1,825)	$311,845
Less unconsolidated joint ventures	—	(1,067)	—	—	—	—	(1,067)

Consolidated revenue	215,655	21,730	53,550	19,340	2,328	(1,825)	310,778
Direct operating and real estate tax expense	70,396	12,623	22,631	17,255	1,034	(667)	123,272
Less unconsolidated joint ventures	—	(722)	—	—	—	—	(722)

Consolidated direct operating and real estate tax expense	70,396	11,901	22,631	17,255	1,034	(667)	122,550

Consolidated NOI	145,259	9,829	30,919	2,085	1,294	(1,158)	188,228
Indirect expense	9,915	1,130	6,298	5,741	—	(95)	22,989
Leasehold expense	2,594	311	1,194	357	—	—	4,456
Less unconsolidated joint ventures	—	(7)	—	—	—	—	(7)

Consolidated indirect and leasehold expense	12,509	1,434	7,492	6,098	—	(95)	27,438

Consolidated NOI after indirect and leasehold expense	$132,750	$8,395	$23,427	$(4,013)	$1,294	$(1,063)	$160,790

Nine months ended September 30, 2003 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Disposed Store	Discontinued Stores	Total
Storage center operations revenue	$206,584	$7,770	$43,923	$6,083	$5,730	$(2,674)	$267,416
Less unconsolidated joint ventures	—	—	(43,923)	(6,083)	(230)	—	(50,236)

Consolidated revenue	206,584	7,770	—	—	5,500	(2,674)	217,180
Direct operating and real estate tax expense	68,239	5,502	18,952	7,940	2,673	(828)	102,478
Less unconsolidated joint ventures	—	—	(18,952)	(7,940)	(131)	—	(27,023)

Consolidated direct operating and real estate tax expense	68,239	5,502	—	—	2,542	(828)	75,455

Consolidated NOI	138,345	2,268	—	—	2,958	(1,846)	141,725
Indirect expense	9,974	510	6,616	3,988	—	(124)	20,964
Leasehold expense	2,493	365	1,024	180	—	—	4,062
Less unconsolidated joint ventures	—	—	(7,640)	(4,168)	(11)	—	(11,819)

Consolidated indirect and leasehold expense	12,467	875	—	—	(11)	(124)	13,207

Consolidated NOI after indirect and leasehold expense	$125,878	$1,393	$—	$—	$2,969	$(1,722)	$128,518

The following table reconciles the reportable segments storage centers operations revenue per the table above to consolidated total revenue for the three months and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Consolidated Storage center operations	$109,147	$77,496	$310,778	$217,180
Other	1,299	2,226	3,887	5,401

Total revenue	$110,446	$79,722	$314,665	$222,581

The following table reconciles the reportable segments direct and indirect operating expense to consolidated operating expense and real estate taxes for the three months and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Consolidated direct operating and real estate tax expense	$41,852	$26,629	$122,550	$75,455
Consolidated indirect operating and leasehold expense	9,650	4,295	27,438	13,207
Other operating expense	3,791	2,501	7,518	6,199

Consolidated operating and real estate tax expense	$55,293	$33,425	$157,506	$94,861

The following table reconciles the reportable segments NOI per the table above to consolidated net income for the three months and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Consolidated NOI after indirect and leasehold expense	$57,645	$46,572	$160,790	$128,518
Other revenue	1,299	2,226	3,887	5,401
Other operating expense	(3,791)	(2,501)	(7,518)	(6,199)
Depreciation and amortization	(21,627)	(13,922)	(63,235)	(40,706)
Impairment expense	—	(110)	—	(1,840)
General, administrative and other	(6,257)	(3,404)	(23,326)	(9,526)
Equity in earnings (losses) of other real estate investments, net	22	(2,997)	47	(2,352)
Interest on loans	(21,126)	(14,002)	(59,597)	(37,298)
Amortization of participation rights discount	1,000	(280)	(1,000)	(840)
Unrealized loss on derivatives	(274)	(69)	(389)	(2,295)
Foreign exchange gain (loss)	1,899	(279)	(493)	(279)
Interest (expense) income and other, net	1,106	2,028	2,307	2,440
Minority interest	4,004	(363)	12,355	(861)
Income tax expense	(24)	(927)	(47)	(930)
(Loss) income from discontinued operations	(56)	494	890	1,397
Gain on sale of discontinued operations	4,333	—	16,323	—
Cumulative effect of changes in accounting principle	—	—	(2,339)	—

Net income	$18,153	$12,466	$38,655	$34,630

Note V – Contingent Liabilities and Commitments

The following table summarizes our contractual obligations, commitments and contingent liabilities as of September 30, 2004:

(in thousands)	Payments due by Period
	Total	2004	2005-2006	2007-2008	2009 and beyond
Contractual Obligations
Long-term debt	$769,008	$52,842	$25,037	$176,394	$514,735
Capital and operating lease obligations	166,214	2,114	18,222	14,247	131,631
Participation rights liability	38,023	38,023	—	—	—

Totals	$973,245	$92,979	$43,259	$190,641	$646,366

(in thousands)	Amount of Commitment Expiration per Period
	Total amounts committed	2004	2005-2006	2007-2008	2009 and beyond
Other Commercial Commitments & Contingent Liabilities
Development contract commitments	$83,043	$39,996	$38,199	$1,657	$3,191
Development loan commitments	6,414	6,414	—	—	—
Commitment to purchase properties	7,977	7,977	—	—	—
Outstanding letter of credit	1,280	—	1,280	—	—
Affiliated developer guarantee	8,826	8,826	—	—	—

Totals	$107,540	$63,213	$39,479	$1,657	$3,191

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

Note W – Subsequent Events

On October 15, 2004 Self Storage Securitization B.V. (Issuer), issued €325 million ($403.6 million) in floating rate investment grade bonds. (See Note F for a further discussion of this transaction).

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain conforming revisions from our previously reported results of operations for the three and nine month periods ending September 30, 2004 and September 30, 2003. These conforming revisions affect our reported revenues and expenses of $378,000 and $287,000 for the three month periods ending September 30, 2004 and 2003, respectively, and of $1.1 million and $753,000 for the nine month periods ending September 30, 2004 and 2003, respectively, but had no effect on our shareholders’ equity or net income.

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

Other Revenue: Other revenue of $1.2 million and $3.9 million for the three and nine months ended September 30, 2004, respectively, decreased $927,000 or 42% and $1.5 million or 28% compared to the same periods in 2003. Our containerized storage business, which had revenue of $924,000 and $2.5 million for the three and nine months ended September 30, 2003, ceased operations in the first quarter of 2004 and therefore had nominal revenue in 2004. This loss of revenue was offset partially for the nine months ended September 30, 2004 by a growth in revenue from our tenant referral insurance which generated $1.3 million in 2004 compared to $952,000 in 2003.

Operating expenses: Operating expenses of $46.6 million and $131.5 million for the three and nine months ended September 30, 2004, respectively, increased $20.4 million, or 78% and $57.6 million or 78% compared to the same periods in 2003, of which $19.0 million and $53.3 million relate to our consolidation of Shurgard Europe in 2004. Domestic operating expenses increased 5% for the three and nine months ended September 30, 2004, primarily as a result of an increase in the number of storage centers and an increase in personnel expenses. See discussion of certain of these expenses under SEGMENT PERFORMANCE. Expenses associated with our containerized storage business, which ceased active operations in the first quarter of 2004, were $1.1 million and $3.2 million for the three and nine months ended September 30, 2003, respectively. In addition to the expenses identified under SEGMENT PERFORMANCE, operating expenses include internal acquisition costs and development expenses related to abandoned development efforts of $616,000 and $1.6 million for the three months and nine months ended September 30, 2004, respectively, compared to $117,000 and $589,000 for the same periods in 2003. This is primarily due to abandoned development projects in Europe. Also, for the nine months ended September 30, 2004 we incurred approximately $0.9 million of legal fees on two operating related litigation see Part II, Item1: Legal Proceedings for further discussion of this matter.

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

Amortization of Participation Rights discount: Amortization of the participation rights discount relating to our CCP/Shurgard joint venture decreased $1.3 million in the third quarter 2004 due to the fact that we recognized a $1 million reduction in the amortization based on a re-evaluation of our estimate of participation rights liability in light of our agreement, dated June 25, 2004, to purchase our joint venture partner’s 80% interest and the performance of the properties in the portfolio. This transaction is expected to close in December 2004. See Note G to our Condensed Consolidated Financial Statements.

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

Discontinued operations: In the first half of 2004, we reclassified the operating income of four storage centers in California that were sold in June 2004 and two additional storage centers that were sold in July 2004. We recognized a $12.0 million gain on the sale of the four storage centers in California in the second quarter and a $4.3 million gain in the third quarter of 2004 for the two additional properties. See Note T to our Condensed Consolidated Financial Statements included elsewhere. There were no comparable transactions in 2003.

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

The following table summarizes key operational data for our storage center portfolio as of September 30, 2004 that is further discussed below in this section by segment:

	Domestic		Europe		Total
Three months ended September 30, 2004 (dollars in thousands except average rent)	Amount	% of total	Amount	% of total	Amount	% of total
Same Store
Number of Storage Centers	412	88%	72	56%	484	81%
Revenues	$74,511	89%	$18,511	70%	$93,022	85%
NOI after indirect and leasehold expense	$46,019	93%	$8,568	106%	$54,587	94%
Avg. annual rent per sq. ft.	$11.61		$21.42
Avg. sq. ft. occupancy (2)	86%		76%
Total Storage Center Costs (1)	$1,497,506	84%	$412,784	53%	$1,910,290	74%

New Store
Number of Storage Centers	57	12%	57	44%	114	19%
Revenues	$8,764	11%	$7,854	30%	$16,618	15%
NOI after indirect and leasehold expense	$3,730	7%	$(490)	-6%	$3,240	6%
Avg. sq. ft. occupancy (2)	74%		44%
Total Storage Center Costs (1)	$284,627	16%	$369,434	47%	$654,061	26%

Combined New and Same Stores
Number of Storage Centers	469	100%	129	100%	598	100%
Revenues	$83,275	100%	$26,365	100%	$109,640	100%
NOI after indirect and leasehold expense	$49,749	100%	$8,078	100%	$57,827	100%
Total Storage Center Costs (1)	$1,782,133	100%	$782,218	100%	$2,564,351	100%

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

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

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				9/30/2004	9/30/2003	9/30/2004	9/30/2003
Same Store since 2004	60	$169.0	4,451,000	81%	77%	$8.26	$7.93
Same Store since 2003	30	135.6	1,845,000	86%	82%	13.24	12.69
Same Store since 2002 or prior	322	1,192.9	20,822,000	88%	86%	12.12	11.86

Same Store total	412	$1,497.5	27,118,000	86%	85%	$11.61	$11.34

	(In thousands)		(In thousands)
	Revenue Three months ended,		NOI (after leaseholds expenses) Three months ended,
	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Same Store since 2004	$8,179	$7,335	$4,994	$4,407
Same Store since 2003	5,711	5,250	3,067	2,764
Same Store since 2002 or prior	60,621	58,579	41,434	40,340

Same Store total	$74,511	$71,164	$49,495	$47,511

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store Results (1)

	For the three months ended September 30,
(dollars in thousands)	2004	2003	% Change
Storage center operations revenue	$74,511	$71,164	4.7	%(a)
Operating expense:
Personnel expenses	8,124	7,450	9.0	%(b)
Real estate taxes	6,108	6,001	1.8%
Repairs and maintenance	1,950	1,879	3.8%
Marketing expense	2,012	1,843	9.2	%(c)
Utilities and phone expenses	2,552	2,575	-0.9%
Store admin and other expenses	3,452	3,084	11.9	%(d)

Direct operating and real estate tax expense	24,198	22,832	6.0%

NOI	50,313	48,332	4.1%
Leasehold expense	818	821	-0.4%

NOI after leasehold expense	49,495	47,511	4.2%
Indirect operating expense (2)	3,476	3,173	9.5	%(e)

NOI after indirect operating and leasehold expense	$46,019	$44,338	3.8%

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
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

Same Store Results (1)

	For the nine months ended September 30,
(dollars in thousands except average rent)	2004	2003	% Change
Storage center operations revenue	$215,655	$206,584	4.4	%(a)
Operating expense:
Personnel expenses	23,668	21,166	11.8	%(b)
Real estate taxes	18,358	18,582	-1.2%
Repairs and maintenance	6,165	5,907	4.4%
Marketing expense	5,303	5,720	-7.3	%(c)
Utilities and phone expenses	7,449	7,582	-1.8%
Store admin and other expenses	9,453	9,282	1.8%

Direct operating and real estate tax expense	70,396	68,239	3.2%

NOI	145,259	138,345	5.0%
Leasehold expense	2,594	2,493	4.1%

NOI after leasehold expense	142,665	135,852
Indirect operating expense (2)	9,915	9,974	-0.6	%(d)

NOI after indirect operating and leasehold expense	$132,750	$125,878	5.5%

Avg. annual rent per sq. ft. (3)	$11.47	$11.29	1.6%
Avg. sq. ft. occupancy	85%	83%
Total net rentable sq. ft.	27,118,000	27,118,000
No. of properties as of June 30, 2004	412	412

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

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

New Store Results (1)

	Acquisitions Three months ended September 30,		Developments Three months ended September 30,		Total New Stores Three months ended September 30,
(dollars in thousands except average rent)	2004	2003	2004	2003	2004	2003
Storage center operations revenue	$4,125	$3,453	$4,639	$1,943	$8,764	$5,396
Operating expense:
Personnel expenses	451	318	878	551	1,329	869
Real estate taxes	577	480	728	478	1,305	958
Repairs and maintenance	191	157	159	90	350	247
Marketing expense	172	296	405	241	577	537
Utilities and phone expenses	123	95	306	189	429	284
Store admin and other expenses	180	128	344	206	524	334

Direct operating and real estate tax expense	1,694	1,474	2,820	1,755	4,514	3,229

NOI	2,431	1,979	1,819	188	4,250	2,167
Leasehold expense	—	—	123	81	123	81

NOI after leasehold expense	2,431	1,979	1,696	107	4,127	2,086
Indirect operating expense (2)	158	112	239	142	397	254

NOI after indirect operating and leasehold expense	$2,273	$1,867	$1,457	$(35)	$3,730	$1,832

Avg. sq. ft. occupancy	84%	80%	66%	47%	74%	63%
No. of properties	22	19	35	25	57	44

New Store Results (1)

	Acquisitions Nine months ended September 30,		Developments Nine months ended September 30,		Total New Stores Nine months ended September 30,
(dollars in thousands except average rent)	2004	2003	2004	2003	2004	2003
Storage center operations revenue	$11,577	$3,453	$11,220	$4,317	$22,797	$7,770
Operating expense:
Personnel expenses	1,268	317	2,300	1,206	3,568	1,523
Real estate taxes	1,677	480	1,982	1,175	3,659	1,655
Repairs and maintenance	610	157	472	214	1,082	371
Marketing expense	472	296	1,234	528	1,706	824
Utilities and phone expenses	398	98	845	430	1,243	528
Store admin and other expenses	495	129	870	472	1,365	601

Direct operating and real estate tax expense	4,920	1,477	7,703	4,025	12,623	5,502

NOI	6,657	1,976	3,517	292	10,174	2,268
Leasehold expense	—	—	311	365	311	365

NOI after leasehold expense	6,657	1,976	3,206	(73)	9,863	1,903
Indirect operating expense (2)	420	127	710	383	1,130	510

NOI after indirect operating and leasehold expense	$6,237	$1,849	$2,496	$(456)	$8,733	$1,393

Avg. sq. ft. occupancy	81%	80%	60%	44%	69%	55%
No. of properties	22	19	35	25	57	44

(1)	Includes storage centers held by domestic consolidated and unconsolidated joint ventures.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

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

The following table summarizes our acquisition activity from 2002 to 2004 as of September 30, 2004:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				9/30/2004	9/30/2003	9/30/2004	9/30/2003
Acquisitions in 2004	2	$11.2	158,000	94%	—	$9.49	$—
Acquisitions in 2003	20	99.0	1,448,000	83%	80%	12.13	11.90
Acquisitions in 2002	48	115.6	3,704,000	79%	76%	7.64	7.43

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

In June 2004 we purchased a storage center in North Carolina for $6.3 million (including $376,000 paid to secure a non-competition agreement) and another in California for $5.2 million on September 30, 2004.

During 2003, we purchased 20 storage centers. On June 30, 2003, we purchased 19 storage centers totaling 1.4 million net rentable square feet from the owners of Minnesota Mini Storage for 3,100,000 shares of our Common Stock (see Note I to our Condensed Consolidated Financial Statements), the equivalent of $91.5 million. These 19 storage centers had and average occupancy of 82% for the three months ended September 30, 2004 and a yield of 9.1% (calculated as the third quarter 2004 NOI annualized divided by the purchase price). One additional storage center was purchased from a California developer on December 31, 2003 for $6.3 million, and had occupancy of 94% at September 30, 2004.

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

The following table summarizes our domestic development activity from 2002 to 2004 for the three month period ended September 30:

	Number of Properties	(In millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				9/30/2004	9/30/2003	9/30/2004	9/30/2003
Developments in 2004	7	$26.7	414,000	47%	—	$11.04	$—
Developments in 2003	14	74.2	842,000	62%	27%	11.79	7.13
Developments in 2002	14	73.5	872,000	79%	60%	12.19	10.73

Development total	35	$174.4	2,128,000	66%	47%	$11.89	$9.93

	(In thousands)		(In thousands)
	Revenue		NOI (after leasehold expenses)
	Three months ended,		Three months ended,
	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Developments in 2004	$589	$—	$(70)	$(9)
Developments in 2003	1,745	352	560	(338)
Developments in 2002	2,305	1,591	1,206	454

Development total	$4,639	$1,943	$1,696	$107

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the store has not been opened a full year.

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

(in thousands except for number of properties)	No. of Properties	Net Rentable Square Feet	Gross Book Value	Revenue	NOI	Lease Expense
Same Store
Wholly owned or leased (1)	312	20,115	$1,149,109	$168,131	$114,367	$1,906
Development financing joint venture (2)	17	1,063	79,021	9,559	6,053	571
European consolidated subsidiary (3)	72	4,078	412,784	53,550	30,919	1,194
Domestic consolidated joint ventures (4)	83	5,940	269,376	37,965	24,839	117

Total Same Store	484	31,196	$1,910,290	$269,205	$176,178	$3,788

New Store
Wholly owned or leased (1)	41	2,680	220,805	17,279	7,886	311
European consolidated subsidiary (3)	56	2,892	355,356	19,193	2,042	357
Domestic consolidated joint ventures (5)	14	881	67,850	4,598	1,987	—
Properties under leasing arrangements (6)	3	211	10,049	1,067	344	—

Total New Store	114	6,664	$654,060	$42,137	$12,259	$668

(1)	Includes owned and leased properties in which we have a 100% interest. The new store amount includes one wholly - owned European property.

(2)	Includes properties developed by CCP/Shurgard Venture, LLC (CCP/Shurgard) that are included in our Condensed Consolidated Financial Statements. There were mortgage notes payable attributable to these properties of $48.9 million as of September 30, 2004.

(3)	Includes properties developed under Shurgard Europe in which we hold an 87.23% interest and properties developed under First Shurgard and Second Shurgard in which we hold a 17.4% interest. There were mortgage notes payable of $3.8 million on these properties as of September 30, 2004. Our pro-rata share in these storage centers is approximately 55.5% and 87.23% for New Store and Same Store, respectively.

(4)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. There were mortgage notes payable of $155.2 million on these properties as of September 30, 2004. Our pro-rata share in these storage centers is approximately 79%.

(5)	Includes properties in which we own an interest less than 100% but that are consolidated in our financial statements. The store information and results reflected represents the full 100% amounts. Our pro-rata share in these storage centers is approximately 71%.

(6)	Three storage centers are operated through a leasing arrangement with a California developer for which the storage centers assets are consolidated in our financial statements but not the store operations.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, with the participation of our Disclosure Committee, carried out an assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15(b). Based on, and as of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because although the Company has made significant progress in addressing the internal control deficiencies described above, the Company has yet to complete its efforts to eliminate those deficiencies. Consequently, additional review, evaluation and oversight were required on the part of Company management, during the course of the preparation of this Form 10-Q for the quarter ended September 30, 2004 to ensure such internal control deficiencies were adequately compensated for.

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

Changes in Internal Control over Financial Reporting

We made several changes to our internal control over financial reporting, during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II, Item 6: Exhibits

Exhibit 10.44 – Settlement Agreement and Mutual release with respect to a certain Amended and Restated Agreement and Plan of Merger dated as of June 30, 2003 between Shurgard Storage Centers, Inc. and Schwalbach, Stotesbery and certain other entities affiliated with Schwalbach and Stotesbery and the Registration Rights Agreement and with the Merger Agreement, dated as of June 30, 2003, entered into among Shurgard Storage Centers, Inc. and the Schwalbach and Stotesbery Entities, dated September 16, 2004. *

Exhibit 10.45 – Addendum No. 4 to the Joint Venture Agreement of 8 October 1999 dated September, 2003 between Shurgard Storage Centers, Inc., SSC Benelux, Inc., Shurope Storage S.A., Recom & Co, S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., Fremont SE (G.P.) II Ventures, L.L.C., Fremont SE (L.P.) II Ventures, L.L.C., Fremont Investors, Inc., and Shurgard Self Storage SCA dated as of June 7, 2004. *

Exhibit 10.46 – Amendment No. 3 dated October 14, 2004 to the Subscription Agreement Dated May 27, 2002 with Respect to Securities Issued by Shurgard Self Storage SCA. *

Exhibit 31.1 – Chief Executive Officer certification of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Devasis Ghose
Executive Vice President and Chief Financial Officer,
(Duly Authorized Officer and Principal Financial Officer)