Form 10-Q
period 2005-03-31
SHURGARD STORAGE CENTERS INC
filed 2005-05-10
CIK 906933

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Shares outstanding at May 2, 2005

Class A Common Stock, $.001 par value, 46,652,704 shares outstanding

Shurgard Storage Centers, Inc.

Form 10-Q

For the Three Months ended March 31, 2005

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands except share data)

	March 31, 2005	December 31, 2004
ASSETS:
Storage centers:
Operating storage centers	$3,102,262	$3,143,488
Less accumulated depreciation	(495,438)	(479,531)

Operating storage centers, net	2,606,824	2,663,957
Construction in progress	72,784	58,431
Properties held for sale	5,718	8,328

Total storage centers	2,685,326	2,730,716

Cash and cash equivalents	52,148	50,277
Restricted cash	5,575	7,181
Goodwill	24,206	24,206
Other assets	119,800	120,504

Total assets	$2,887,055	$2,932,884

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$52,227	$60,938
Other liabilities	98,897	112,014
Lines of credit	418,100	397,300
Notes payable	1,278,293	1,287,202

Total liabilities	1,847,517	1,857,454

Minority interest	160,367	169,232
Commitments and contingencies (Note 15)

Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value; 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 46,658,253 and 46,624,900 shares issued and outstanding, respectively	47	47
Additional paid-in capital	1,128,533	1,127,138
Accumulated deficit	(378,292)	(354,985)
Accumulated other comprehensive (loss) income	(2,300)	2,815

Total shareholders’ equity	879,171	906,198

Total liabilities and shareholders’ equity	$2,887,055	$2,932,884

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended March 31,
	2005	2004
Revenue
Storage center operations	$112,478	$97,988
Other	1,386	1,320

Total revenue	113,864	99,308

Expenses
Operating	49,378	41,231
Real estate development expenses	3,253	561
Depreciation and amortization	23,373	20,163
Real estate taxes	9,815	9,081
General, administrative and other	8,029	9,220

Total expenses	93,848	80,256

Income from storage center operations	20,016	19,052

Other Income (Expense)
Interest expense	(24,125)	(19,809)
Loss on derivatives	(359)	(777)
Foreign exchange loss	(3,848)	(1,950)
Interest income and other, net	960	515

Other expense, net	(27,372)	(22,021)

Loss before equity in earnings of other real estate investments, net, minority interest and income taxes	(7,356)	(2,969)
Minority interest	6,110	4,532
Equity in earnings of other real estate investments, net	21	2
Income tax expense	(10)	(23)

(Loss) income from continuing operations	(1,235)	1,542
Discontinued operations
Income from discontinued operations	68	492
Gain on sale of discontinued operations	6,423	—

Total income from discontinued operations	6,491	492
Cumulative effect of change in accounting principle	—	(2,339)

Net Income (Loss)	5,256	(305)

Net Income (Loss) Allocation
Preferred stock dividends and other	(3,042)	(3,058)

Net income (loss) available to common shareholders	$2,214	$(3,363)

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Net Income

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended March 31,
	2005	2004
Net Income (Loss) per Common Share—Basic and Diluted:
Loss from continuing operations available to common shareholders	$(0.09)	$(0.03)
Total discontinued operations	0.14	0.01
Cumulative effect of change in accounting principle	—	(0.05)

Net income (loss) per share	$0.05	$(0.07)

Distributions per common share	$0.55	$0.54

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2005	2004
Operating activities:
Net income (loss)	$5,256	$(305)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets, including discontinued operations	(6,483)	(30)
Cumulative effect of change in accounting principle	—	2,339
Depreciation and amortization, including discontinued operations	23,384	20,326
Amortization of participation rights discount	—	1,000
Loss on derivatives	359	777
Stock-based compensation expense	509	995
Non-cash interest and other	2,747	1,399
Foreign currency exchange loss	3,848	1,950
Minority interest	(6,110)	(4,532)
Changes in operating accounts, net of effect of acquisitions:
Other assets	(869)	12,632
Accounts payable and other liabilities	(6,848)	(16,041)

Net cash provided by operating activities	15,793	20,510

Investing activities:
Construction, acquisition and improvements to storage centers	(27,492)	(42,924)
Proceeds from sale of assets	13,177	1,498
Changes in restricted cash, net	1,412	55
Purchase of intangible assets	(121)	(260)
Increase in notes receivable	(603)	(2,491)
Purchase of additional interest in affiliated partnership	—	(2,457)
Increase in cash due to consolidation of Shurgard Europe	—	32,877

Net cash used in investing activities	(13,627)	(13,702)

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2005	2004
Financing activities:
Proceeds from notes payable	$23,421	$424
Payments on notes payable	(755)	(2,137)
Proceeds from lines of credit	425,900	84,768
Payments on lines of credit	(405,100)	(40,895)
Payment of loan costs	(2,847)	(214)
Payment on derivatives	(14,890)	—
Payments on participation rights	—	(400)
Distributions paid on Common and Preferred stock	(28,632)	(27,709)
Proceeds from exercise of stock options and dividend reinvestment plan	954	3,734
Contributions received from minority partners	4,313	108
Distributions paid to minority partners	(1,068)	(502)

Net cash provided by financing activities	1,296	17,177

Effect of exchange rate changes on cash and cash equivalents	(1,591)	782
Increase in cash and cash equivalents	1,871	24,767
Cash and cash equivalents at beginning of period	50,277	11,670

Cash and cash equivalents at end of period	$52,148	$36,437

Supplemental schedule of cash flow information:
Cash paid for interest on loans	$15,544	$12,378

Cash paid for participation rights	$—	$400

Supplemental schedule of non-cash investing information:
Liabilities assumed in acquisition of management contracts	$1,200	$—

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2005

(unaudited)

Note 1—Organization

Shurgard Storage Centers, Inc. and our subsidiaries (we, us, the Company or Shurgard), are engaged principally in investing in, acquiring, developing and operating self storage centers located throughout the United States and in Western Europe. Our revenues are generated primarily from leasing self-storage space to tenants on a month-to-month basis. We also provide ancillary services at our storage centers consisting primarily of truck rentals and sales of storage products.

Note 2—Summary of significant accounting policies

Basis of presentation:  The Condensed Consolidated Financial Statements include the accounts of Shurgard and our consolidated subsidiaries presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the informative disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial condition at March 31, 2005 and December 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. Interim results are not necessarily indicative of the results for the year. The interim financial statements should be read in conjunction with our 2004 Annual Report on Form 10-K. All intercompany balances and transactions have been eliminated in consolidation.

Consolidated and unconsolidated subsidiaries:  We consolidate all wholly-owned subsidiaries. We assess whether our subsidiaries are Variable Interest Entities (VIEs) as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46 (FIN 46R). Upon implementation of FIN 46R in January 1, 2004, we consolidated all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” to determine whether the rights held by other investors constitute “important rights” as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of Statement of Financial Accounting Standard (SFAS) No. 94 “Consolidation of All Majority-Owned Subsidiaries” and Emerging Issues Task Force (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein.

We accounted for unconsolidated subsidiaries and joint ventures over which we have significant influence using the equity method. In applying the equity method, our proportionate share of intercompany profits are eliminated as a component of equity in earnings of unconsolidated entities. We had an investment in one domestic unconsolidated entity accounted for using the equity method as of March 31, 2005 and December 31, 2004. Our investment in this joint venture is reported in other real estate investments as a component of other assets on our Condensed Consolidated Balance Sheet (see Note 5).

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

Storage centers:  Storage centers to be developed or held and used in operations are carried at amortized cost, reduced for impairment losses where appropriate. Acquisition, development and construction costs of properties in development are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and preconstruction costs directly related to the project. The preconstruction stage of development of a storage center (or the expansion or redevelopment of an existing storage center) includes efforts to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development. Costs of preconstruction efforts related to projects not considered probable to be completed are charged to operations. Development and construction costs and costs of significant improvements and replacements and renovations at storage centers are capitalized, while costs of maintenance and repairs are expensed as incurred.

Depreciation of each operating storage center is computed using the straight-line method based on an estimated useful life of 30 years. Storage centers that are built on leased land are depreciated over the shorter of 30 years or the lease term. Estimates of the useful lives of specific storage centers are evaluated and revised, if necessary, when we plan to demolish, replace them or redevelop such assets. Equipment and furniture and fixtures are depreciated based on estimated useful lives of five years.

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

The fair values of intangible assets include leases to customers with above market rents and in-place lease values. The fair values of these identifiable intangible assets are generally not significant because substantially all leases in our business are month-to-month, and most customers use our facilities for less than one year.

Any purchase price in excess of the value of acquired net tangible and intangible assets is classified as goodwill and assigned to the reporting unit expected to benefit from the acquisition. Goodwill is tested for impairment annually and whenever events or circumstances indicate that impairment may have occurred.

Internal costs related to the acquisition of a business or an operating storage center are expensed as incurred.

Discontinued operations:  We report real estate dispositions as discontinued operations separately as prescribed under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, we are required to separately report as discontinued operations the historical operating results attributable to operating properties sold and held for sale and the applicable gain or loss on the disposition of the properties. The Condensed Consolidated Statements of Net Income for prior periods are also adjusted to conform to this classification. There is no impact on our previously reported consolidated financial position, net income (loss) or cash flows.

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

Capitalized interest:  We capitalize interest incurred during the construction period of storage centers and during the development period of internally developed computer software. Interest is capitalized to the related assets using a weighted-average rate of our credit facilities and senior notes payable. For the three-month periods ended March 31, 2005 and 2004, we capitalized interest of $559,000 and $632,000, respectively.

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

Derivative financial instruments:  We use derivative financial instruments to reduce risks associated with movements in interest and foreign currency exchange rates. We may choose to reduce cash flow and earnings volatility associated with interest rate risk exposure on existing variable-rate borrowings or forecasted variable and fixed-rate borrowings. In some instances, lenders may require us to do so. In order to limit interest rate risk on variable-rate borrowings, we may enter into interest rate swaps or interest rate caps to hedge specific risks. In order to limit interest rate risk on forecasted borrowings, we may enter into interest rate swaps, forward starting swaps, forward rate agreements, interest rate locks and interest rate collars. We may also use derivative financial instruments to reduce foreign currency exchange rate risks to our earnings, cash flows and financial position arising from forecasted intercompany foreign currency denominated transactions and net investments in certain foreign operations. In order to limit foreign currency exchange rate risks associated with forecasted intercompany foreign currency denominated transactions, we may enter into cross-currency interest rate swaps. In order to limit foreign currency exchange rate risks associated with net investments in foreign operations, we may enter into foreign currency forward contracts. We may also use derivative financial instruments to reduce earnings volatility associated with other derivative financial instruments that are not designated as cash flow hedges. We do not use derivative financial instruments for speculative purposes.

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

Derivative financial instruments are measured at fair value and recognized as assets or liabilities in the balance sheet. Changes in the values of the effective portions of derivative financial instruments designated as cash flow hedges and changes in the values of derivative financial instruments designated as economic hedges of net investments in foreign subsidiaries are reported as components of other comprehensive income (loss). Changes in the values of the ineffective portions of cash flow hedges and all changes in the values of undesignated derivative financial instruments are recognized in earnings. Amounts receivable or payable under interest rate cap and swap agreements designated as cash flow hedges are accounted for as adjustments to interest expense on the related debt. To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures of correlation. When it is determined that a derivative has ceased to be highly effective as a hedge, we discontinue hedge accounting prospectively.

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

When hedge accounting is discontinued due to our determination that the derivative no longer qualifies as an effective fair-value hedge, we will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we will continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings. When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. If we discontinue a cash flow hedge because the variability of the probable forecasted transaction has been eliminated, we will reclassify the net accumulated other comprehensive income to income over the term of the designated hedging relationship. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current period earnings. Expenses recognized relating to changes in the time value of interest rate cap agreements were insignificant in 2005 and 2004.

Other comprehensive income

The following tables summarize components of other comprehensive income (loss) (in thousands):

	For the three months ended March 31,
	2005	2004
Net income (loss)	$5,256	$(305)
Other comprehensive loss:
Derivatives designated as hedges	(1,675)	(491)
Currency translation adjustment	(3,440)	(3,543)

Total other comprehensive loss	(5,115)	(4,034)

Total comprehensive income (loss)	$141	$(4,339)

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

However, the minority interests associated with certain of our consolidated joint ventures and our subsidiaries that have finite lives under the terms of the partnership agreements, represent mandatorily redeemable interests as defined in SFAS No. 150. As of March 31, 2005, the aggregate book value of these minority interests in finite-lived entities on our Condensed Consolidated Balance Sheet was $151.8 million and we believe that the estimated aggregate settlement value of these interests was approximately $211.9 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we would distribute to our joint venture partners assuming dissolution as of March 31, 2005. As required under the terms of the respective partnership agreements, subsequent changes to the estimated fair value of the assets and liabilities of the consolidated joint ventures will affect our estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Stock compensation expense:  In December 2002 we adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amended SFAS No. 123 “Accounting for Stock-Based Compensation” and we continue to account for stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, operating results or cash flows. In December 2004, the FASB issued SFAS No. 123R, a revision of SFAS No. 123. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting and generally requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We will adopt the provisions of SFAS 123R as of January 1, 2006. Under SFAS 123R we will recognize stock-based compensation expenses related to our stock option plans and our Employee Stock Purchase Plan which were previously only subject to disclosure. Although we are still evaluating the transition method under which we will adopt SFAS 123R and are still assessing the impact on our financial position and operating results, we believe that the disclosures required under SFAS 123 approximate our results if we had adopted the provisions of SFAS 123R as of March 31, 2005.

The following table reflects pro forma net income (loss) as if we had recognized stock based compensation expense using the fair value method in accordance with SFAS No. 123:

	For the three months ended March 31,
	2005	2004
	(in thousands except per share data)
Net income (loss):
As reported	$5,256	$(305)
Add: Stock based compensation expense	472	1,022
Less: Pro forma stock based compensation expense	(862)	(1,263)

Pro forma net income (loss)	$4,866	$(546)

Basic and diluted net income (loss) per share:
As reported	$0.05	$(0.07)
Pro forma	0.04	(0.08)

Recent accounting pronouncements:  In March 2005, the FASB issued FASB FIN 47 “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term conditional asset retirement obligations as used in SFAS No. 143 “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlements are conditional on a future event that may or may not be within the control of the entity. FIN 47 indicates that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation will be effective for reporting periods ending after December 15, 2005. We do not believe that the adoption of FIN 47 will have a material impact on our financial position, operating results or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” an amendment of APB Opinion No. 29 “Accounting for Nonmonetary Transactions”. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with an exception for exchange transactions that lack economic substance. The provisions of this statement will be effective for transactions occurring after June 15, 2005 and will be applied prospectively. Accordingly, any future exchange of properties or interests in properties will need to be evaluated for economic substance. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial position, operating results and cash flows.

Note 3—Variable Interest Entities and Cumulative Effect of Change in Accounting Principle

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

We had a direct and indirect ownership interest in Shurgard Self Storage SCA (Shurgard Europe) of 87.23% as of March 31, 2005. We hold an indirect ownership interest in Shurgard Europe through Recom & Co., SNC (Recom) a Belgian partnership of which we were the sole shareholder as of March 31, 2005. We have assessed Shurgard Europe under the provisions of FIN 46R and have concluded that it meets the definition of a VIE. We have also concluded that we are the primary beneficiary effective as of June 2003. As a result, Shurgard Europe has been consolidated in our financial statements beginning January 1, 2004. As of March 31, 2005, Shurgard Europe had total assets of $920.6 million, total liabilities of $729.2 million and a credit facility collateralized by assets with a net book value of $537.0 million (see Note 7), this excludes the $247.9 million we paid for our ownership interest in Shurgard Europe over the net book value. Shurgard Europe’s creditors had no recourse to the general credit of Shurgard.

Shurgard Europe has created two joint venture entities: First Shurgard SPRL (First Shurgard) formed in January 2003 and Second Shurgard SPRL (Second Shurgard) formed in May 2004. Those joint ventures are expected to develop up to approximately 75 storage facilities in Europe. Shurgard Europe has a 20% interest in these ventures. We have also determined that First Shurgard and Second Shurgard are VIEs, of which Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard has been consolidated in our financial statements since January 1, 2004, and Second Shurgard has been consolidated since inception. At March 31, 2005 First Shurgard and Second Shurgard had aggregate total assets of $287.2 million, total liabilities of $174.1 million, and credit facilities collateralized by assets with net book value of $250.9 million (see Note 7). As of March 31, 2005, First Shurgard’s and Second Shurgard’s creditors had no recourse to the general credit of Shurgard or Shurgard Europe other than Shurgard’s commitment to subscribe to up to $20 million in preferred bonds in a potential event of default of First Shurgard, which was increased by €5 million ($6.5 million as of March 31, 2005) in February 2005 in addition to a €2.5 million ($3.2 million as of March 31, 2005) working capital facility upon modification of certain of the debt covenants. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe’s partner in the joint venture.

Upon adoption of FIN 46R, in the quarter ended March 31, 2004, we recognized a cumulative effect of change in accounting principle of approximately $2.3 million relating to the consolidation of First Shurgard. This is the result of eliminating all intercompany profits from inception of First Shurgard in 2003 as required under FIN 46R. Before 2004, prior to adoption of FIN 46R, we eliminated our 20% ownership share of intercompany profits.

We do not believe that any of our other investees are VIEs under the provisions of FIN 46R.

Note 4—Storage Centers

	March 31, 2005	December 31, 2004
	(in thousands)
Land	$655,932	$662,458
Building	2,370,786	2,405,370
Equipment & Other	75,544	75,660

	$3,102,262	$3,143,488

During the quarter ended March 31, 2005, we acquired one new storage center and completed one expansion project of an existing storage center. We also sold two storage centers that we previously classified as properties held for sale, and we classified an additional property as held for sale.

We acquired one property in North Carolina through a 74% owned consolidated subsidiary. We partially financed this $3.0 million acquisition with a mortgage note of $2.2 million collateralized by the property.

We completed the sale of a California storage center and a Washington storage center for proceeds of approximately $13.2 million and recognized aggregate gains of $6.4 million.

Construction in progress at March 31, 2005 consisted primarily of 12 storage centers under construction, nine of which were in Europe and three in the United States, and expansion projects for 18 existing storage centers in the United States.

Note 5—Other Assets

The following table summarizes other assets:

	March 31, 2005	December 31, 2004
	(in thousands)
Non-competition agreements, net of amortization of $8,343 in 2005 and $8,224 in 2004	$582	$580
Financing costs, net of amortization of $32,516 in 2005 and $35,048 in 2004	39,681	39,976
Software costs, net of amortization of $2,331 in 2005 and $2,134 in 2004	11,317	10,551
Prepaid expenses	14,201	15,300
Accounts receivable	30,835	31,025
Notes receivable	12,218	11,697
Other real estate investments	749	738
Other assets, net of amortization of $7,131 in 2005 and $2,279 in 2004	10,217	10,637

Total other assets	$119,800	$120,504

Note 6—Lines of Credit

The following table summarizes our lines of credit:

	March 31, 2005	December 31, 2004	Weighted Average interest rate at March 31, 2005
	(in thousands)
Unsecured domestic line of credit	$268,100	$297,300	3.71%
Unsecured domestic term loan credit facility	150,000	100,000	3.93%

	$418,100	$397,300	3.79%

As of December 31, 2004, we had an unsecured domestic line of credit to borrow up to $360 million and an unsecured term loan agreement for an additional $100 million. These facilities required monthly interest payments at 125 basis points over LIBOR. Both facilities matured on February 26, 2005 and were refinanced with borrowings on new unsecured credit facilities.

In February 2005, we entered into a three-year unsecured revolving credit facility with a group of syndicated banks to borrow up to $350 million and a six-month $150 million term loan facility. The term loan was fully drawn at closing. Each facility can be extended for one year at our option for a fee. The credit facility and the term loan require monthly interest payments which were 70 and 90 basis points, respectively, over LIBOR at March 31, 2005. As of March 31, 2005, the available amount was $81.9 million. Downgrades to our senior unsecured debt rating may result in higher margins on our interest rate. The credit agreements require us to maintain quarterly maximum debt and secured debt to gross asset value ratios, a minimum EBITDA to fixed charges and unemcumbered net operating income to unsecured interest expense ratios. The financial covenants also require us to maintain a minimum tangible net worth. A breach of these covenants and other various covenants may result in an acceleration of the maturity of amounts outstanding. The credit agreement restricts dividend and other distributions to a maximum of 95% of adjusted Funds From Operations as defined in the credit facility agreement. As of March 31, 2005, we believe we were in compliance with those financial covenants.

Note 7—Notes Payable

	March 31, 2005 (1)	December 31, 2004
	(in thousands)
Domestic Notes payable
5.875% senior unsecured notes due in 2013	$200,000	$200,000
7.75% senior unsecured notes due in 2011	200,000	200,000
7.625% senior unsecured notes due in 2007	50,000	50,000
Fixed rate mortgage notes payable	168,794	169,510
Maturity dates range from 2006 to 2015
Interest rates range from 5.12% to 9.03%
Variable rate mortgage notes payable	78,597	75,231
Maturity dates range from 2005 to 2007
Interest rates range from 4.02% to 5.70%

European Notes payable
Secured €325 million notes payable due in 2011	419,675	443,299
Interest rate of 2.67% (EURIBOR +0.51%)
Senior credit agreements	150,437	137,764
Maturity dates range from 2008 to 2009
Interest rate of 4.35% (EURIBOR + 2.25%)
Capital leases	10,536	11,112
Maturity dates range from 2011 to 2052
Interest rates range from 6% to 8%

	1,278,039	1,286,916
Discount on domestic senior notes payable	(674)	(695)
Premium on domestic mortgage notes payable	928	981

	$1,278,293	$1,287,202

(1)	All maturities and interest rates are as of March 31, 2005.

First Shurgard and Second Shurgard each have senior credit agreements denominated in euros to borrow up to €140 million ($180.8 million as of March 31, 2005). As of March 31, 2005, the available amount under those credit facilities was in aggregate €163.5 million ($211.1 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis and can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. In December 2004, we notified the agent for the lenders of First Shurgard’s credit facility that First Shurgard would require modifications to certain of its covenants in order to be in compliance. The lenders agreed to modifications of these covenants in February 2005. No default or acceleration of the credit facility was declared by the lenders.

In February 2005, we entered into one new mortgage agreement to partially finance the purchase of a storage center in North Carolina (see Note 4). This $2.2 million note matures in February 2010 and bears monthly interest of 0.2% over LIBOR. In November 2004, we entered into a construction loan agreement to borrow up to $3.9 million to develop one storage center. This note matures in May 2007 and bears monthly interest of 0.195% over LIBOR. As of March 31, 2005 we had drawn $1.2 million on this facility that is collateralized by the construction in progress of the storage center.

As of March 31, 2005 and December 31, 2004, our notes payable were collateralized by storage centers with net book values of $1.34 billion and $1.18 billion, respectively.

Note 8—Derivative Financial Instruments

We use derivative instruments to manage risks associated with movements in interest rates and foreign currency exchange rates.

We had derivative liabilities of $21.3 million as of March 31, 2005 and $34.0 million as of December 31, 2004, that are included in other liabilities on our Condensed Consolidated Balance Sheets. We had $2.1 million and $3.5 million of derivative assets that are included in other assets on our Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004, respectively.

In the United States, we had entered into interest rate swaps that are not designated as hedges, which matured in February 2005 and were extinguished for $14.9 million.

Shurgard Europe has entered into an interest rate swap to effectively fix EURIBOR at 3.714% through October 2011 on €325 million of variable rate debt. This swap is designated as a cash flow hedge and was a liability of $13.3 million and $12.7 million at March 31, 2005 and December 31, 2004, respectively. Shurgard Europe has also entered into foreign currency exchange derivatives designated as cash flow hedges. These instruments were assets of $2.1 million and liabilities of $729,000 at March 31, 2005 and assets of $2.1 million and liabilities of $1.5 million at December 31, 2004. We had undesignated interest rate caps for interest rate changes between October 2011 and October 2014 that we entered into as part of Shurgard Europe’s bond issuance. These interest rate caps were assets of $4.7 million at March 31, 2005 and mature in October 2014. We sold an interest rate cap that expires in October 2014 and was a liability of $4.3 million at March 31, 2005.

First Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. The weighted-average notional amounts and fixed pay rates of these swaps are as follows (euros in millions):

	2005	2006	2007	2008
Notional amounts	€83.7	€130.8	€118.9	€45.1
EURIBOR	3.4%	3.7%	3.8%	3.8%

These swap agreements were liabilities of $4.3 million at March 31, 2005 and $4.1 million at December 31, 2004.

First Shurgard has also entered into foreign currency exchange derivatives designated as cash flow hedges or economic hedges of net investments in subsidiaries outside the euro zone. These instruments, which mature in May 2008, comprised assets of $251,000 and liabilities of $0.4 million at March 31, 2005 and assets of $0.8 million and liabilities of $0.5 million at December 31, 2004. First Shurgard is also party to foreign currency exchange derivatives that mature in May 2008 that are not designated as hedges. These instruments were assets of $2.1 million at March 31, 2005 and $2.7 million at December 31, 2004.

In connection with financing agreements, First Shurgard also entered into call options maturing on May 27, 2008, for the purchase of €15 million for $18.6 million at a fixed exchange rate. This transaction does not qualify for hedge accounting.

Second Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. The weighted-average notional amounts and fixed pay rates of these swaps are as follows (euros in millions):

	2005	2006	2007	2008	2009
Notional amounts	€11.9	€91.4	€123.3	€125.2	€69.3
EURIBOR	3.8%	3.8%	3.7%	3.7%	3.7%

These swap agreements were liabilities of $3.1 million at March 31, 2005 and $2.8 million at December 31, 2004.

Note 9—Shareholders’ Equity

During the three-month periods ended March 31, 2005 and 2004 we issued 23,412 shares and 127,076 shares, respectively, of common stock in connection with the exercise of employee stock options and our employee stock purchase plan. We issued 8,523 and 8,768 shares of Class A common stock, respectively, in connection with our Dividend Reinvestment Plan during the three-month periods ended March 31, 2005 and 2004, respectively. Additionally, 1,418 and 5,380 shares of unvested common stock were granted to employees and directors during the three-month periods ended March 31, 2005 and 2004, respectively. A total of 3,834 shares of restricted stock were cancelled due to the termination of employees during the three months ended March 31, 2004, and none were cancelled during the three months ended March 31, 2005. We recorded stock compensation expense for restricted shares and discounted stock options of $539,000 and $995,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

Note 10—Income Taxes

Our domestic non-REIT activities are primarily conducted through Shurgard TRS, Inc., a taxable REIT subsidiary. Our foreign non-REIT activities are primarily conducted through our six European taxable REIT subsidiaries.

As of March 31, 2005 and December 31, 2004, Recom, a Belgian subsidiary that is subject to foreign income taxes had a tax liability of $1.8 million and $1.9 million, respectively, which represents the outstanding tax liability for the 2003 tax year due in May 2005.

The components of deferred tax assets (liabilities) for Shurgard’s taxable operations at March 31, 2005 and December 31, 2004 are included in the table below. As of March 31, 2005 and December 31, 2004, we had established a valuation allowance against the value of our net deferred tax assets. Given the history of losses of our TRS and of our European operations, we have concluded that there is currently insufficient evidence to justify recognition of the benefits of these deferred tax assets on our books.

	March 31, 2005	December 31, 2004
	(in thousands)
Domestic	$10,418	$10,592
Foreign	78,416	77,019

Net deferred tax asset before valuation allowance	88,834	87,611
Valuation allowance	(88,834)	(87,611)

Net deferred tax asset	$—	$—

Note 11—Exit Costs

In December 2001 and 2003, our board of directors approved exit plans to discontinue our containerized operations. In connection with these decisions, we accrued incremental costs expected to be incurred during the closing of the warehouses. As of March 31, 2005, we had a remaining liability for those exit plans for operating lease obligations through 2008 for all the warehouses. The liability is recognized at its fair value for the remaining lease rentals reduced by estimated sublease rentals and is reevaluated periodically. As of March 31, 2005, we had entered subleasing agreements for six of the seven warehouses, including some on a month-to-month basis.

The following table summarizes costs incurred since January 2002 for exiting our containerized storage operations which have been applied to this accrual:

(in thousands)
Total accrued exit costs as of January 1, 2002	$2,790
Payments made	(1,771)

Total accrued exit costs as of December 31, 2002	1,019
Payments made	(507)

Total accrued exit costs as of December 31, 2003	512
Additional exit costs for 2004 warehouse closings	2,276
Payments made	(1,304)

Total accrued exit costs as of December 31, 2004	1,484
Payments made	(282)

Total accrued exit costs as of March 31, 2005	$1,202

Note 12—Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three-month periods ended March 31, 2005 and 2004:

	Earnings	Basic & Diluted Per share
	(in thousands except share data)
For the three months ended March 31, 2005
Number of shares		46,514
Loss from continuing operations	$(1,235)
Less: preferred distributions and other	(3,042)

Loss from continuing operations available to common shareholders adjusted	(4,277)	$(0.09)
Discontinued operations	6,491	0.14

Net Income	$2,214	$0.05

For the three months ended March 31, 2004
Number of shares		45,654
Income from continuing operations	$1,542
Less: preferred distributions and other	(3,058)

Loss from continuing operations available to common shareholders adjusted	(1,516)	$(0.03)
Discontinued operations	492	0.01
Cumulative effect of change in accounting principle	(2,339)	(0.05)

Net Loss	$(3,363)	$(0.07)

Note 13—Foreign operations

Our international operations are conducted through Shurgard Europe and other European subsidiaries. Our international revenues amounted to $30.3 million, or 27% of our total revenues, for the three months ended March 31, 2005 and $22.7 million, or 23% of our total revenues, for the three months ended March 31, 2004.

The functional currency of each of our European subsidiaries, and their subsidiaries, is the local currency of the country in which the entity has operations (euro for members of the European Union that have adopted the euro, Krona for Sweden, Pound Sterling for the United Kingdom and Krone for Denmark). Assets and liabilities are translated at the exchange rate in effect as of the end of each period and income statement accounts are translated at the average exchange rate for each period. Additionally, Recom, a consolidated foreign entity with a U.S. dollar functional currency, has transactions that are denominated in currencies other than U.S. dollars. For Recom, non-monetary assets and liabilities are translated to U.S dollars at historical exchange rates, monetary assets and liabilities are translated at the exchange rate in effect as of the end of the period and income statement accounts are translated at the average exchange rate for the period.

The results of our operations and our financial position are affected by the fluctuations in the value of the euro against the U.S. dollar. The effects of foreign currency exchange variances on our European assets liabilities and equity are recognized as a currency translation adjustment in other comprehensive income on our Condensed Consolidated Balance Sheets. Also, we are exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that are not denominated in the functional currency of the subsidiary or the investee.

As a result of our international operations, we recorded a $3.8 million and a $2.0 million foreign exchange loss for the three-month periods ended March 31, 2005 and 2004, respectively. This includes $4.0 million and

$2.0 million unrealized loss related to intercompany debt for the three-month periods ended March 31, 2005 and 2004, respectively.

Note 14—Discontinued Operations

In 2004, we designated eight storage centers as discontinued operations, six of which were sold in 2004. We completed the sale of a California storage center in January 2005 and a Washington storage center in February 2005 for an aggregate proceeds of approximately $13.2 million, resulting in aggregate gains of $6.4 million. These storage centers were classified as held for sale at December 31, 2004. In the first quarter of 2005, we designated one additional property in Arizona as held for sale. We have presented the results of these storage centers as discontinued operations for all periods presented.

The following table summarizes income from discontinued operations:

	Three months ended March 31,
	2005	2004
	(in thousands)
Discontinued operations:
Revenue	$180	$1,100
Operating expense	(78)	(370)
Depreciation and amortization	(11)	(163)
Real estate taxes	(23)	(75)

Operating income from discontinued operations	68	492
Gain on sale of properties	6,423	—

Total income from discontinued operations	$6,491	$492

Note 15—Segment Reporting

Shurgard has four reportable segments: Domestic Same Store and New Store and European Same Store and New Store. Our definition of Same Store includes existing storage centers acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24-48 months. New Store includes existing facilities that had not been acquired as of January 1 of the previous year as well as developed properties that have not been operating a full two years as of January 1 of the current year.

These reportable segments allow us to focus on improving results from our existing real estate assets and renting up our new facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. NOI is defined as storage center operations revenue less direct operating expenses and real estate taxes, but does not include any allocation of indirect operating expenses. Indirect expenses include certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Indirect operating expenses are allocated to storage centers based on number of months in operation during the period and does not include containerized storage operations, internal real estate acquisition costs or abandoned development expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers. We do not allocate development and acquisition expense, depreciation and amortization, general, administrative and other, impairment, interest expense, interest income and other, net or minority interest to the segments.

The following table illustrates the results using the 2005 Same Store and New Store base for reportable segments as of and for the three-month periods ended March 31, 2005 and 2004. Same Store include all storage centers acquired prior to January 1, 2004, and developments opened prior to January 1, 2003. New Store represent all storage centers acquired after January 1, 2004, and developments opened after January 1, 2003. Inactive Store represent properties sold during 2005 and 2004:

	For the three months ended March 31, 2005
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Inactive Store	Less Discontinued Stores	Total
	(in thousands)
Storage center operations revenue	$78,239	$4,543	$25,298	$5,140	$100	$(180)	$113,140
Less unconsolidated joint ventures	—	(662)	—	—	—	—	(662)

Consolidated storage center operations revenue	78,239	3,881	25,298	5,140	100	(180)	112,478
Direct operating and real estate tax expense	27,808	2,535	11,784	5,079	57	(82)	47,181
Less unconsolidated joint ventures	—	(286)	—	—	—	—	(286)

Consolidated direct operating and real estate tax expense	27,808	2,249	11,784	5,079	57	(82)	46,895

Consolidated NOI	50,431	1,632	13,514	61	43	(98)	65,583

Indirect expense	4,200	294	3,382	1,701	6	(19)	9,564
Leasehold expense	1,129	35	521	80	—	—	1,765
Less unconsolidated joint ventures	—	—	—	—	—	—	—

Consolidated indirect and leasehold expense	5,329	329	3,903	1,781	6	(19)	11,329

Consolidated NOI after indirect and leasehold expense	$45,102	$1,303	$9,611	$(1,720)	$37	$(79)	$54,254

	For the three months ended March 31, 2004
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Inactive Store	Less Discontinued Stores	Total
	(in thousands)
Storage center operations revenue	$73,974	$1,073	$21,319	$1,347	$1,602	$(1,100)	$98,215
Less unconsolidated joint ventures	—	(227)	—	—	—	—	(227)

Consolidated storage center operations revenue	73,974	846	21,319	1,347	1,602	(1,100)	97,988
Direct operating and real estate tax expense	25,856	1,325	10,174	2,823	710	(372)	40,516
Less unconsolidated joint ventures	—	(187)	—	—	—	—	(187)

Consolidated direct operating and real estate tax expense	25,856	1,138	10,174	2,823	710	(372)	40,329

Consolidated NOI	48,118	(292)	11,145	(1,476)	892	(728)	57,659

Indirect expense	3,416	127	2,830	1,033	64	(73)	7,397
Leasehold expense	1,025	—	473	40	—	—	1,538
Less unconsolidated joint ventures	—	(1)	—	—	—	—	(1)

Consolidated indirect and leasehold expense	4,441	126	3,303	1,073	64	(73)	8,934

Consolidated NOI after indirect and leasehold expense	$43,677	$(418)	$7,842	$(2,549)	$828	$(655)	$48,725

The following table reconciles the reportable segments’ storage centers operations revenue per the table above to consolidated total revenue for the three-month periods ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
	(in thousands)
Consolidated storage center operations revenue	$112,478	$97,988
Other	1,386	1,320

Total revenue	$113,864	$99,308

The following table reconciles the reportable segments’ direct and indirect operating expense to consolidated operating expense, real estate development expenses and real estate taxes for the three-month periods ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
	(in thousands)
Consolidated direct operating and real estate tax expense	$46,895	$40,329
Consolidated indirect operating and leasehold expense	11,329	8,934
Other operating expense and development expenses	4,222	1,610

Consolidated operating, real estate taxes and development expenses	$62,446	$50,873

The following table reconciles the reportable segments’ NOI after indirect and leasehold expense per the table above to consolidated income (loss) from continuing operations for the three months March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
	(in thousands)
Consolidated NOI after indirect and leasehold expense	$54,254	$48,725
Other revenue	1,386	1,320
Other operating expense and development expenses	(4,222)	(1,610)
Depreciation and amortization	(23,373)	(20,163)
General, administrative and other	(8,029)	(9,220)
Interest on loans	(24,125)	(18,809)
Amortization of participation rights discount	—	(1,000)
Loss on derivatives	(359)	(777)
Foreign exchange loss	(3,848)	(1,950)
Interest income and other, net	960	515
Minority interest	6,110	4,532
Equity in earnings of other real estate investments, net	21	2
Income tax expense	(10)	(23)

(Loss) income from continuing operations	$(1,235)	$1,542

Note 16—Contingent Liabilities and Commitments

The following table summarizes our contractual obligations, commitments and contingent liabilities as of March 31, 2005:

	Payments due by period
	Total	2005	2006-2007	2008-2009	2010 and thereafter
	(in thousands)
Contractual Obligations
Long-term debt	$1,685,603	$226,938	$71,966	$433,177	$953,522
Capital and operating lease obligations	197,351	7,688	19,577	15,382	154,704

Totals	$1,882,954	$234,626	$91,543	$448,559	$1,108,226

	Amount of commitment expiration per period
	Total amounts committed	2005	2006-2007	2008-2009	2010 and thereafter
	(in thousands)
Other Commercial Commitments & Contingent Liabilities
Development contract commitments (1)	$75,763	$63,490	$11,171	$546	$556
Commitment to purchase properties (2)	27,350	27,350	—	—	—
Development loan commitments (3)	3,578	3,578	—	—	—
Outstanding letters of credit	2,608	2,608	—	—	—

Totals	$109,299	$97,026	$11,171	$546	$556

(1)	Includes costs to complete for property development projects conducted with contractors. The outstanding commitment is computed based on total estimated project costs less costs incurred to date.

(2)	Includes a commitment to purchase six properties in North Carolina. As of March 31, 2005, this commitment was contingent upon the seller satisfying certain conditions and completing the remediation of certain contingencies prior to closing.
(3)	Includes loan commitments to a California developer to finance the construction of certain storage centers according to our specifications.

We are a defendant in litigation filed on September 17, 2002, in the Superior Court of California for Orange County styled as Gary Drake v. Shurgard Storage Centers, Inc. et al (Case No. 02CC00152). The complaint alleges that we misrepresented the size of our storage units, seeks class action status and seeks damages, injunctive relief and declaratory relief against us under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. The Court recently ruled that the class of potential members in this lawsuit is limited to our California customers. No class has yet been certified. It is possible that we may incur losses as a result of this litigation, but we currently do not believe that the range of such losses would be material to our financial position, operating results or cash flows. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We are vigorously defending this action.

We are a defendant in litigation filed on October 30, 2002, in the U.S. District Court for the Northern District of California styled as Patricia Scura et al. v. Shurgard Storage Centers, Inc. (Case No. C 02-5246-WDB). The complaint alleges that we required our hourly store employees to perform work before and after their scheduled work times and failed to pay overtime compensation for work performed before and after hours and during meal periods. In December 2004, we reached a tentative agreement to settle this lawsuit. The basic terms of the proposed agreement are reflected in a Memorandum of Understanding (MOU) that will be incorporated into a definitive settlement agreement that must be submitted for approval by the District Court. Notwithstanding this proposed agreement, and as an express part thereof, Shurgard continues to deny any and all allegations of wrongdoing raised by this lawsuit. We recognized a $2.75 million liability for the proposed settlement in December 2004 classified in accounts payable and other liabilities on our Condensed Consolidated Balance Sheet. We do not currently believe that the outcome of this litigation will have further material adverse effect on our financial position, operating results or cash flows. The District Court is currently scheduled to review the MOU on May 27, 2005. However, we cannot presently determine whether the District Court will approve the terms of the settlement agreement or if significant numbers of plaintiffs will opt-out of the proposed settlement class.

On January 19, 2005, David Gross filed a purported class action suit in U.S. District Court for the Western District of Washington styled as David Gross v. Shurgard Storage Centers, Inc., Charles K. Barbo, and Harrell L. Beck. (Case No. CV05-0098) for alleged violations of federal securities law. Mr. Gross claimed that we made material misleading misstatements and omissions relating to our financial statements in various public statements and filings, which Mr. Gross alleges led to the artificial inflation of our stock price. On March 9, 2005, we received a copy of a Notice of Dismissal without Prejudice filed by the law firms that had represented the plaintiffs.

On March 15, 2005, the law firms in the Gross matter filed a class action suit in U.S. District Court for the Western District of Washington styled as Stephen Zak, et al. v. Shurgard Storage Centers, Inc., Charles K. Barbo, and Harrell Beck (Case No. CV05-0417C) for alleged violations of federal securities law. Mr. Zak’s complaint makes substantially similar claims to those in the Gross complaint summarized above. The suit seeks unspecified damages including attorneys’ fees and costs. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We currently intend to vigorously defend this litigation.

In addition, from time to time we are subject to various legal proceedings that arise in the ordinary course of business. Although we cannot predict the outcomes of these proceedings with certainty, we do not believe that the disposition of these matters and the matters discussed above will have a material adverse effect on our financial position, operating results or cash flows.

Note 17—Related Party Affiliation

Charles K. Barbo, our chief executive officer and chairman of our Board of Directors, indirectly owns a 0.5% ownership interest in a limited partnership known as Shurgard Institutional Fund L.P. I, a consolidated subsidiary of Shurgard. Shurgard owns a 99% interest in this entity.

Note 18—Subsequent Events

On May 4, 2005 we completed the purchase of six storage centers in North Carolina for an aggregate purchase price of $27.4 million. These storage centers are managed by members of Morningstar Storage Centers, LLC, with whom we have formed a joint venture that is consolidated in our Condensed Consolidated Financial Statements.

On May 10, 2005, we acquired Central Parkway Storage, Inc. (CPI), which owns two storage properties in Florida, for approximately $10.4 million, including the assumption of approximately $4.8 million of debt collateralized by the properties. The balance of the purchase price consisted of $150,000 cash and 127,684 shares of common stock. We also agreed in the merger agreement to provide the former shareholders of CPI, at their request, a line of credit collateralized by the stock paid in the acquisition for up to 50% of the value of such stock for a term not to exceed 13 months with monthly interest payable at prime.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing on Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology. These statements are only predictions. Forward-looking statements are inherently uncertain. Our actual results may differ significantly from our expectations due to uncertainties, including the risk that:

•	changes in economic conditions in the markets in which we operate, and/or competition from new self storage facilities or other storage alternatives, may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent-up of newly developed properties;

•	new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover or scheduling problems with contractors, subcontractors or suppliers;

•	we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses;

•	tax law changes may change the taxability of future income;

•	increases in interest rates may increase the cost of refinancing long term debt;

•	our alternatives for funding our business plan may be impaired by economic uncertainty due to the impact of war or terrorism;

•	Shurgard Self Storage SCA, our European joint venture in which we hold an 87.23% ownership interest and which we refer to as Shurgard Europe, may be adversely affected if it is unable to complete funding of its development joint ventures and maintain compliance with its debt covenants; and

•	we may not completely remediate our deficiencies and material weaknesses such that management would be able to conclude that our internal control over financial reporting is effective and our independent registered public accounting firm would be able to express an opinion on the effectiveness of our internal control over financial reporting; and

•	we may be adversely affected by legislation or changes in regulations.

Other factors that could affect our financial results are described below and in Part I—Item 1 (Business) of our 2004 annual report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

OVERVIEW

We own, operate and develop self storage properties in principal cities in the United States and in Western Europe. Headquartered in Seattle, Washington in the U.S and Brussels, Belgium in Europe, we operate as a REIT. Since our founding in 1972, we (and our predecessor company) have steadily grown our business of investing in and operating self storage facilities. We own or lease, directly and through our subsidiaries and joint ventures, 610 properties containing approximately 38.4 million net rentable square feet and manage 24 properties containing approximately 1.5 million rentable square feet for third parties. Today, we are estimated to be one of the largest self storage property owners in the United States with a network of 475 storage centers located in 21 different states. We are the largest self storage owner in Europe with 135 storage centers located in seven countries. We directly own most of these properties but also hold indirect interests through our subsidiaries and joint ventures.

The highlights for the three months ended March 31, 2005 are as follows:

•	In February, we completed the refinancing of our $460 million lines of credit and entered into a three-year unsecured revolving credit facility to borrow up to $350 million and a six-month $150 million term loan facility;

•	We completed the sales of two self storage centers and recognized an aggregate gain of $6.4 million; and

•	We acquired one storage center in North Carolina for $3.0 million.

CONSOLIDATED STATEMENT OF INCOME

Net income (loss):  Net income was $5.3 million for the three months ended March 31, 2005, compared to a net loss of $305,000 for the same period in 2004. The increase in net income is primarily due to a gain on the sale of properties recognized in the first quarter 2005, the fact that in the first quarter of 2004 we recognized exit costs from closing our containerized storage operations and a cumulative effect of change in accounting principle. This was partially offset by higher interest expense and higher foreign exchange losses in 2005.

Total Revenue:  Total revenue of $113.9 million for the three months ended March 31, 2005 increased $14.6 million, or 15%, compared to the same period in 2004, primarily due to the growth in the number of stores, higher occupancy in our European and domestic storage centers and higher rental rates in the United States. See further discussion of Storage center operations revenue in SEGMENT ANALYSIS.

Operating Expenses, Development expenses and Real Estate Taxes:  Those expenses consisted of the following:

	Three months ended March 31,
	2005	2004
	(in thousands)
Direct store operating and real estate tax expense	$46,895	$40,329
Indirect operating and leasehold expense	11,329	8,934
Other operating expense	969	1,049
Development expenses	3,253	561

Operating, real estate taxes and development expenses	$62,446	$50,873

Operating expenses and real estate tax expenses of $62.4 million increased $11.6 million, or 23%, compared to 2004. Direct store operating and indirect expenses increased primarily as a result of an increase in the number of storage centers and an increase in personnel expenses. See discussion of these expenses under SEGMENT ANALYSIS. Development expenses, including expenses related to abandoned projects, increased by $2.7 million primarily due to the fact that less development costs were capitalized to construction projects in 2005, particularly in Europe, as a result of slowing down our developments in certain countries and lower development activity in the United States. Also in 2005, we incurred approximately $300,000 of legal fees on two operating-related litigation matters. See Item 3: Legal Proceedings for further discussion of these matters.

Depreciation and amortization:  Depreciation and amortization of $23.4 million for the three months ended March 31, 2005 increased $3.2 million, or 16%, compared to the same period in 2004. The increase is due primarily to storage centers acquisitions and developments opened in the latter part of 2004 both in the United States and in Europe.

General, administrative and other expenses:  General and administrative expenses of $8.0 million for the three months ended March 31, 2005 decreased $1.2 million, or 13%, compared to the same period in 2004. In the first quarter of 2004, we recorded exit costs of $2.3 million in connection with the closing of our containerized storage business. Excluding exit costs incurred in 2004 General administrative and other expenses increased by $1.1 million, consisting primarily of increased consultant fees associated with efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, higher audit fees and higher compensation expense in our finance and accounting group.

Interest on loans:  Interest expense of $24.1 million for the three months ended March 31, 2005 increased $5.3 million or 28% compared to the same period in 2004. We incurred a $3.1 million increase in interest expense in Europe due to the refinancing of a variable rate credit facility with bonds that are swapped to a fixed rate and to increased borrowings by our development joint ventures. The remaining increase is due primarily to increased borrowings on our line of credit and to higher interest rates. These increases were offset by a $1.0 million decrease in amortization expense related to adjustments for the re-evaluations of an estimated participation rights liability. We retired the remaining participation rights in December 2004 and therefore no related amortization was recorded in 2005.

Loss on derivatives:  This represents loss recognized for the changes in the fair market value of those financial instruments that do not qualify for hedge accounting treatment under SFAS No.133. The loss in the first quarter of 2004 was primarily the net effect of the change in value of certain domestic interest rate swaps and certain currency forward contracts on the euro that do not qualify for hedge accounting. The domestic interest rate swaps matured and were paid off in February 2005.

Foreign exchange gain (loss):  The foreign exchange loss of $3.8 million and $2.0 million for the three-month periods ended March 31, 2005 and 2004, respectively, relate primarily to intercompany loans with our European subsidiaries that are marked to the period end exchange rate.

Interest income and other, net:  Interest income and other for the three months ended March 31, 2005 was $960,000 compared to a $515,000 in 2004. Interest income is comprised primarily of interest income on notes receivable.

Minority interest:  Minority interest totaled $6.1 million and $4.5 million for the three-month periods ended March 31, 2005 and 2004, respectively. We had a minority interest benefit from Shurgard Europe and its subsidiaries of $6.8 million and $4.8 million for the three-month periods ended March 31, 2005 and 2004, respectively. Approximately, $5.0 million and $3.0 million in 2005 and 2004, respectively, of this minority interest relates to First Shurgard and Second Shurgard in which Shurgard Europe holds a 20% ownership interest and $1.8 million relates to our partner’s interest in Shurgard Europe for the same periods. The remaining minority interest expense relates to our domestic joint ventures.

Income tax expense:  Shurgard Europe is subject to income taxation in the various jurisdictions in which it operates and, as a result of losses it has incurred since its inception, has generated deferred tax assets. Our domestic non-REIT activities (principally our containerized storage business) also incurred losses and generated tax deferred assets. Because we have been unable to demonstrate recoverability of such assets, we have recorded a valuation allowance offsetting these deferred tax assets for each reporting period. As a result, no significant income tax expense or benefit is recorded in our Condensed Consolidated Statements of Net Income.

Cumulative effect of change in accounting principle:  Upon adoption of FIN 46R in the first quarter of 2004, we recorded a cumulative effect of change in accounting principle in the amount of $2.3 million due to the consolidation of First Shurgard. This was the result of eliminating all intercompany profits from inception of First Shurgard in 2003 as required under FIN 46R. Before 2004, prior to adoption of FIN 46R, we eliminated our 20% ownership share of intercompany profits.

Discontinued operations:  We recognized a $6.4 million gain on the sale of the two storage centers in the first quarter of 2005. We reclassified the operating income of three storage centers as discontinued operations in the first quarter of 2005, and of an additional six storage centers that we sold in the first quarter of 2004.

SEGMENT ANALYSIS

Shurgard has four reportable segments: Domestic Same Store and New Store and European Same Store and New Store. Same Store includes storage centers acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. New Store represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. These reportable segments allow us to focus on improving results from our existing real estate assets and renting up our new facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. We believe NOI is a meaningful measure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is defined as storage center operations revenues less direct operating and real estate tax expense for each of our properties. For a reconciliation of Same Store and New Store NOI income (loss) from continuing operations, see Note 15 to our Condensed Consolidated Financial Statements. The following sections discuss the performance of these segments.

The following tables summarize key operational data for our storage center portfolio as of March 31, 2005 and 2004 that are further discussed below in this section by segment:

	Three months ended March 31, 2005
	Domestic		Europe		Total
	Amount	% of total	Amount	% of total	Amount	% of total
	(dollars in thousands except average rent)
Same Store (1)
Number of Storage Centers	444	93%	96	71%	540	89%
Revenues	$78,239	95%	$25,298	83%	$103,537	91%
NOI after indirect and leasehold expense	$45,102	96%	$9,611	122%	$54,713	100%
Avg. annual rent per sq. ft. (3)	$11.81		$23.69
Avg. sq. ft. occupancy	84%		73%
Total Storage Center Costs (4)	$1,769,855	91%	$817,787	74%	$2,587,642	85%

New Store (2)
Number of Storage Centers	31	7%	39	29%	70	11%
Revenues	$4,543	5%	$5,140	17%	$9,683	9%
NOI after indirect and leasehold expense	$1,679	4%	$(1,720)	-22%	$(41)	0%
Avg. sq. ft. occupancy	67%		38%
Total Storage Center Costs (4)	$174,559	9%	$294,765	26%	$469,324	15%

Combined New and Same Stores
Number of Storage Centers	475	100%	135	100%	610	100%
Revenues	$82,782	100%	$30,438	100%	$113,220	100%
NOI after indirect and leasehold expense	$46,781	100%	$7,891	100%	$54,672	100%
Total Storage Center Costs (4)	$1,944,414	100%	$1,112,552	100%	$3,056,966	100%

	Three months ended March 31, 2004
	Domestic		Europe		Total
	Amount	% of total	Amount	% of total	Amount	% of total
	(dollars in thousands except average rent)
Same Store (1)
Number of Storage Centers	444	96%	96	79%	540	92%
Revenues	$73,974	99%	$22,379	94%	$96,353	97%
NOI after indirect and leasehold expense	$43,677	101%	$8,206	149%	$51,883	106%
Avg. annual rent per sq. ft. (3)	$11.36		$23.24
Avg. sq. ft. occupancy	82%		66%

New Store (2)
Number of Storage Centers	18	4%	26	21%	44	8%
Revenues	$1,073	1%	$1,406	6%	$2,479	3%
NOI after indirect and leasehold expense	$(379)	-1%	$(2,685)	49%	$(3,064)	-6%
Avg. sq. ft. occupancy	38%		11%

Combined New and Same Stores
Number of Storage Centers	462	100%	122	100%	584	100%
Revenues	$75,047	100%	$23,785	100%	$98,832	100%
NOI after indirect and leasehold expense	$43,298	100%	$5,521	100%	$48,819	100%

(1)	Our definition of Same Store results in the addition of storage centers each year as new acquisitions and developments meet the criteria for inclusion, so we then include these storage centers in the previous year’s comparable data. Other storage companies may define Same Store differently, which will affect the comparability of the data.
(2)	Our definition of New Store, as shown in the table above, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as developed properties that have not been operating a full two years as of January 1 of the current year.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(4)	Total costs capitalized to storage centers.

Domestic Same Store

The following table summarizes Domestic Same Store operating performance as defined at March 31, 2005:

	Number of Properties	Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended		Three months ended
				3/31/2005	3/31/2004	3/31/2005	3/31/2004
		(in millions)
Same Store since 2005	34	$178.0	2,322,000	80%	74%	$12.49	$11.67
Same Store since 2004	59	217.2	4,382,000	78%	75%	8.43	7.91
Same Store since 2003 or prior	351	1,374.7	22,542,000	85%	85%	12.35	11.92

Same Store total	444	$1,769.9	29,246,000	84%	82%	$11.81	$11.36

	Revenue		NOI (after leasehold expense)
	Three months ended		Three months ended
	3/31/2005	3/31/2004	3/31/2005	3/31/2004
	(in thousands)		(in thousands)
Same Store since 2005	$6,177	$5,380	$3,364	$2,644
Same Store since 2004	7,826	6,970	4,853	3,933
Same Store since 2003 or prior	64,236	61,624	41,085	40,516

Same Store total	$78,239	$73,974	$49,302	$47,093

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

	For the three months ended March 31,
Domestic Same Store Results (1)	2005	2004	% Change
	(dollars in thousands except average rent)
Storage center operations revenue	$78,239	$73,974	5.8	%(a)
Operating expense:
Personnel expenses	9,026	8,232	9.6	%(b)
Real estate taxes	7,524	7,268	3.5%
Repairs and maintenance	2,284	2,462	-7.2	%(c)
Marketing expense	1,931	1,748	10.5%
Utilities and phone expenses	2,900	2,884	0.6%
Cost of goods sold	834	747	11.6%
Store admin and other expenses	3,309	2,515	31.6	%(d)

Direct operating and real estate tax expense	27,808	25,856	7.5%

NOI	50,431	48,118	4.8%
Leasehold expense	1,129	1,025	10.1%

NOI after leasehold expense	49,302	47,093	4.7%
Indirect operating expense (2)	4,200	3,416	23.0	%(e)

NOI after indirect operating and leasehold expense	$45,102	$43,677	3.3%

Avg. annual rent per sq.ft.	$11.81	$11.36	4.0%
Avg. sq.ft. occupancy	84%	82%
Total net rentable sq.ft.	29,246,000	29,246,000
Number of properties as of December 31	444	444

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

(a) The 5.8% increase in revenue over the same period in 2004 is primarily the result of a 4% increase in rates and a 2.4% increase in occupancy.

(b) Personnel expenses have increased due to higher salaries and incentive compensation for more experienced store managers and employees that are part of our effort to increase quality of service and reduce employee turnover. Additionally, health insurance costs have increased.

(c) Repairs and maintenance costs decreased from the first quarter 2004, which had significant maintenance expense as a result of storm damages in the Northeast.

(d) The Store administrative and other expenses increased because of higher credit card fees. We have been promoting credit card payments to our customers in an effort to reduce delinquent payments. Also we incurred higher legal services and property insurance costs.

(e) Indirect operating expenses increased primarily due to the creation of new management positions in certain regions and created new regional field sales and marketing positions in 2004. Salaries and recruitment costs account for approximately $1.0 million of the increase.

Domestic New Store

The following table summarizes Domestic New Store operating performance as of March 31, 2005:

	Acquisitions Three months ended March 31,		Developments Three months ended March 31,		Total New Stores Three months ended March 31,
Domestic New Store Results (1)	2005	2004	2005	2004	2005	2004
	(dollars in thousands)
Storage center operations revenue	$1,728	$—	$2,815	$1,073	$4,543	$1,073
Direct operating and real estate tax expense	717	—	1,818	1,325	2,535	1,325

NOI	1,011	—	997	(252)	2,008	(252)
Leasehold expense	—	—	35	—	35	—

NOI after leasehold expense	1,011	—	962	(252)	1,973	(252)
Indirect operating expense (2)	79	—	215	127	294	127

NOI after indirect operating and leasehold expense	$932	$—	$747	$(379)	$1,679	$(379)

Avg. sq. ft. occupancy	85%	0%	60%	38%	67%	38%
No. of properties	8	—	23	18	31	18

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

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

Domestic Acquisitions

We continue to seek acquisition opportunities for high quality storage centers that meet our investment standards. We pursue only those storage centers that enhance our existing network of storage centers or allow us to establish significant market presence in new markets (i.e. establish greater market presence or expand an established market to create greater economies of scale). The operating results of our acquisitions are discussed below.

The following table summarizes our domestic acquisition activity from 2003 to 2005 as of March 31, 2005:

	Number of Properties	Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				3/31/2005	3/31/2004	3/31/2005	3/31/2004
		(in millions)
Acquisitions in 2005	1	$2.9	56,000	72%	—	$8.49	$—
Acquisitions in 2004	7	52.8	503,000	86%	—	14.34	—
Acquisitions in 2003	20	101.2	1,449,000	80%	78%	12.34	11.93

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

In 2005, we acquired one property in North Carolina through a 74% owned consolidated subsidiary Shurgard/Morningstar Storage Centers, LLC, for $3.0 million (including $121,000 paid to secure a non-compete agreement).

In 2004, we purchased seven storage centers: one in North Carolina for $6.3 million, and another two in California for $5.2 million and $8.8 million in two separate transactions. We also acquired one in each of Indiana and New Jersey and two in New York for an aggregate $10.8 million plus $17.4 million of assumed debt. The average occupancy of these seven storage centers was 87% as of March 31, 2005.

During 2003, we purchased 20 storage centers. On June 30, 2003, we purchased 19 storage centers totaling 1.4 million net rentable square feet from the owners of Minnesota Mini Storage for 3,100,000 shares of our common stock, the equivalent of $91.5 million. These 19 storage centers had an average occupancy of 81% at March 31, 2005. We purchased one additional storage center from a California developer on December 31, 2003 for $6.3 million. Its occupancy was 92% at March 31, 2005.

Domestic Development

Our investment strategy includes development of new storage centers in markets in which we currently operate and where we have identified underserved markets with high barriers to entry. We normally project new storage properties to rent-up at occupancy rates of between 3% and 4% per month. Our 2005 development portfolio is growing at an average 3.8% per month, which is a faster rent up pace than we experienced with our 2003 and 2002 developments. We can give no assurance that the projections noted above regarding the development projects will be met. Actual occupancy levels and rates could be lower if we experience competition from other self storage properties and other storage alternatives in close proximity to our developments.

The following table summarizes our domestic development activity from 2003 to 2004 for the three-month period ended March 31,2005. We did not open any developments in the first quarter of 2005.

	Number of Properties	Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				3/31/2005	3/31/2004	3/31/2005	3/31/2004
		(In millions)
Developments in 2004	9	$44.3	507,000	55%	16%	$12.81	$8.44
Developments in 2003	14	74.6	841,000	63%	43%	12.61	9.74

Development total	23	$118.9	1,348,000	60%	38%	$12.68	$9.65

	Revenue		NOI (after leasehold expense)
	Three months ended,		Three months ended,
	3/31/2005	3/31/2004	3/31/2005	3/31/2004
	(in thousands)		(in thousands)
Developments in 2004	$976	$73	$245	$(185)
Developments in 2003	1,839	1,000	717	(67)

Development total	$2,815	$1,073	$962	$(252)

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the store has not been opened a full year.

In 2004, we opened nine new storage centers: Four properties in California, South Carolina, Michigan, and New Jersey were opened in the first quarter; one property in Washington was opened in the second quarter; and the two storage centers in Pennsylvania and California were opened in the third quarter; and we opened two stores in Texas and Colorado in the fourth quarter. The 2004 developments were open an average of 10 months of operations, had an occupancy rate of 58% at March 31, 2005, and at this stage are performing according to our projections.

The 2003 developments were open an average of 20 months of operations, had an occupancy rate of 65% at March 31, 2005 and at this stage are performing according to our projections.

Domestic development and expansion projects under construction

In addition to the operating properties discussed in Segment Performance, we have six properties under construction or pending construction and various expansion projects on existing properties. The following table summarizes the domestic properties under construction as of March 31, 2005:

	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of March 31, 2005
	(dollars in thousands)
Developments and expansion projects under construction:
Developments:
Construction in progress	3	$23,572	$8,728
Land purchased pending construction	3	20,699	5,578

Total Developments	6	44,271	14,306
Expansion projects :
Construction in progress	18	15,743	5,167

Total	24	$60,014	$19,473

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

European Same Store

The following table summarizes by market the performance of European Same Store for the three-month periods ended March 31, 2005 and 2004. European Same Store includes properties located in all of the European markets in which we operate, with the exception of Germany, as the first store in that market opened in 2003.

			Percent change compared to prior year quarter
	Number of Properties	Q1 2005 Average Occupancy	Q1 Revenue	Q1 NOI (after leasehold expenses)		Q1 Occupancy	Q1 Rate
Belgium	17	72.1%	3.1%	-1.1	%(a)	1.1%	1.7%
Netherlands	22	63.9%	18.8%	5.5%		12.7%	5.6%
France	23	79.2%	14.5%	22.5%		11.9%	1.3%
Sweden	20	75.2%	12.9%	20.2%		11.3%	2.1%
Denmark	4	79.2%	37.6%	56.8%		36.7%	0.0%
United Kingdom	10	72.8%	8.5%	23.8%		18.9%	6.3	%(b)

Europe Totals	96	72.9%	13.0%	16.0%		10.6%	1.9%

(a)	The decrease in NOI in Belgium is explained by increased personnel and marketing expenses resulting respectively from an increase in health insurance and increased marketing activity.
(b)	The decrease in rental rates in the UK is the result of adjusting our pricing in order to improve occupancy.

	Three months ended March 31,
	2005	2004	% Change
European Same Store Results (1)	(in thousands except average rent)
Storage center operations revenue	$25,298	$22,379	13.0	%(a)
Operating expense:
Personnel expenses	3,497	3,309	5.7	%(b)
Real estate taxes	1,194	1,191	0.3%
Repairs and maintenance	931	917	1.5%
Marketing expense	2,349	1,956	20.1	%(c)
Utilities and phone expenses	886	772	14.8	%(d)
Cost of goods sold	899	771	16.6	%(e)
Store admin and other expenses	2,028	1,764	15.0	%(f)

Direct operating and real estate tax expense	11,784	10,680	10.3%

NOI	13,514	11,699	15.5%
Leasehold expense	521	498	4.6%

NOI after leasehold expense	12,993	11,201	16.0%
Indirect operating expense (2)	3,382	2,995	12.9	%(g)

NOI after indirect operating and leasehold expense	$9,611	$8,206	17.1%

Avg. annual rent per sq. ft. (3)	$23.69	$23.24	1.9%
Avg. sq. ft. occupancy	73%	66%	10.6%
Total net rentable sq. ft.	5,288,000	5,288,000
Number of properties	96	96

(1)	Amounts for both years have been translated from local currencies to U.S. dollars at a constant exchange rate using the average exchange rates of 2005.
(2)

Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Indirect operating expenses do not include internal real estate acquisition costs or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(a) Revenue increased by 13.0% in 2005 compared to 2004 at constant exchange rates, primarily as a result of increases in occupancy combined with slightly improved rental rates.

(b) The increase in personnel expenses resulted primarily from increases in the Netherlands and Sweden, where we have recruited more qualified field personnel and restructured incentive compensation.

(c) The increases in marketing expenses are due to new programs launched in the third quarter 2004 that were continued in the first quarter 2005, particularly in the Belgium and Netherlands markets. These targeted marketing initiatives and sales training have allowed us to yield positive results in terms of inquiries and improved our ability to close sales. Certain marketing actions also resulted in better retention of our existing customers and our ability to market auxiliary services such as retail products.

(d) The increase in utilities is primarily the result of increased heating costs due to a colder winter in 2005.

(e) Increased cost of goods sold is due to higher retail sales.

(f) The increase in store administrative and other expenses results primarily from higher local and other taxes.

(g) The increase in indirect expenses is primarily the result of newly created positions in our support centers in the second half of 2004, particularly in our accounting group, which are necessary to support our expansion and the implementation of new internal controls.

The following table presents a reconciliation of the European Same Store results translated to U.S. dollars at constant exchange rate to Same Store results translated at the average exchange rate for the three months ended March 31, 2004. Each of the categories presented are reconciled in Note 15 to our Condensed Consolidated Financial Statements.

	Same Store (1)	Exchange Difference	Total (2)
	(in thousands)
Three months ended March 31, 2004
Storage center operations revenue	$22,379	$(1,060)	$21,319
Direct operating and real estate tax expense	10,680	(506)	10,174

Consolidated NOI	11,699	(554)	11,145
Leasehold expense	498	(25)	473

NOI after leasehold expense	11,201	(529)	10,672
Indirect operating expense	2,995	(165)	2,830

Consolidated NOI after indirect and leasehold expense	$8,206	$(364)	$7,842

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first quarter of 2005 for the purpose of comparison with the 2005 results.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first quarter of 2004 for purpose of reconciliation with the 2004 Condensed Consolidated Financial Statements.

European New Store

The following table summarizes European New Store operating performance as defined at March 31, 2005:

	Developments		Acquisitions		New Store
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2005	2004	2005	2004	2005	2004
	(dollars in thousands)
European New Store Results (1)
Storage center operations revenue	$4,731	$1,406	$409	$—	$5,140	$1,406
Direct operating and real estate tax expense	4,936	2,956	143	—	5,079	2,956

NOI	(205)	(1,550)	266	—	61	(1,550)
Leasehold expense	80	42	—	—	80	42

NOI after leasehold expense	(285)	(1,592)	266	—	(19)	(1,592)
Indirect operating expense (2)	1,626	1,093	75	—	1,701	1,093

NOI after indirect operating and leasehold expense	$(1,911)	$(2,685)	$191	$—	$(1,720)	$(2,685)

Avg. sq. ft. occupancy	38%	11%	78%	0%	38%	11%
No. of properties	38	26	1	—	39	26

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rates of 2005 for the 2005 to 2004 comparison.
(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Indirect operating expenses do not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

In August 2004, we acquired a single property storage facility in the United Kingdom. This 38,000 net rentable square feet storage center was purchased for $14.6 million.

The following table presents a reconciliation of the European New Store results translated at a constant exchange rate to New Store results translated at average exchange rate for the three months ended March 31, 2004. Each of the categories presented are reconciled in Note 15 to our Condensed Consolidated Financial Statements.

	New Store (1)	Exchange Difference	Total (2)
	(in thousands)
Three months ended March 31, 2004
Storage center operations revenue	$1,406	$(59)	$1,347
Direct operating and real estate tax expense	2,956	(133)	2,823

Consolidated NOI	(1,550)	74	(1,476)
Leasehold expense	42	(2)	40

NOI after leasehold expense	(1,592)	76	(1,516)
Indirect operating expense	1,093	(60)	1,033

Consolidated NOI after indirect and leasehold expense	$(2,685)	$136	$(2,549)

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first quarter of 2005 for the purpose of comparison with the 2005 results.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first quarter of 2004 for purpose of reconciliation with the 2004 Condensed Consolidated Financial Statements.

European Developments

The following table summarizes European developments opened through March 31, 2005 (and one acquisition during the third quarter of 2004) by country:

				Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (3) (4)
	Number of Properties	Storage Center Cost			For the three months ended March 31,		For the three months ended March 31,
		Development Cost (1)	Total Cost (2)
					2005	2004	2005	2004
		(in millions)
New store:
Opened in 2004
Germany	4	$26.8	$26.8	202,000	21.1%	—	$19.49	$—
France	4	23.9	23.9	217,000	12.0%	—	22.04	—
Denmark	2	14.9	14.9	101,000	34.3%	—	21.84	—
United Kingdom	3	32.0	32.0	123,000	28.4%	0.2%	53.32	31.09

Total opened in 2004 (a)	13	$97.6	$97.6	643,000	21.5%	0.0%	$29.10	$31.09

Opened in 2003
Belgium	1	$3.6	$4.9	45,000	62.7%	31.3%	$16.70	$15.99
Netherlands	7	40.0	42.2	351,000	43.9%	14.9%	22.71	21.70
Germany	5	36.2	36.2	268,000	41.4%	12.4%	16.17	16.21
France	7	44.6	47.6	372,000	42.0%	13.1%	23.30	23.23
Sweden	2	11.9	14.6	94,000	54.5%	23.1%	19.47	17.45
Denmark	1	8.0	10.5	49,000	87.8%	31.3%	24.67	23.21
United Kingdom	3	33.3	41.2	152,000	48.6%	16.3%	42.32	43.32

Total opened in 2003 (b)	26	$177.6	$197.2	1,331,000	46.4%	15.8%	$23.62	$23.03

New Store Total	39	$275.2	$294.8	1,974,000	38.3%	10.7%	$24.65	$23.06

Same store:
Opened in 2002
Belgium	2	$7.5	$10.3	101,000	48.7%	42.1%	$14.19	$13.42
Netherlands	7	41.6	56.5	368,000	52.2%	41.1%	22.66	21.17
France	7	44.4	61.7	378,000	66.1%	50.4%	21.27	21.01
Sweden	3	19.0	26.2	151,000	73.4%	55.3%	22.81	21.58
Denmark	2	14.9	20.8	102,000	78.6%	47.4%	22.99	23.91
United Kingdom	3	34.8	47.9	166,000	70.4%	47.1%	39.38	46.00

Total opened in 2002 (c)	24	$162.2	$223.4	1,266,000	63.1%	46.9%	$24.21	$24.12

Opened in 2001 and before
Belgium	15	$72.5	$101.1	894,000	74.7%	74.6%	$17.55	$17.27
Netherlands	15	82.8	115.2	821,000	69.1%	63.6%	23.09	21.92
France	16	94.0	129.9	855,000	85.0%	79.7%	26.60	25.99
Sweden	17	97.3	135.2	974,000	75.5%	69.5%	21.82	21.48
Denmark	2	13.6	18.9	107,000	79.8%	68.0%	23.12	22.52
United Kingdom	7	68.1	94.1	371,000	73.8%	67.5%	35.85	37.30

Total opened before 2002	72	$428.3	$594.4	4,022,000	76.0%	71.4%	$23.55	$23.06

Same Store Total	96	$590.5	$817.8	5,288,000	72.9%	65.5%	$23.69	$23.24

	Revenue (3)		NOI (3) (after leasehold expense)
	For the three months ended March 31,		For the three months ended March 31,
	2005	2004	2005 (5)	2004
	(in thousands)		(in thousands)
New store:
Opened in 2005
Germany	$—	$—	$(16)	$—
Denmark	—	—	(47)	—
United Kingdom	—	—	(54)	—

Total opened in 2005	$—	$—	$(117)	$—

Opened in 2004
Germany	$221	$—	$(302)	$—
France	181	2	(324)	(93)
Denmark	230	—	(32)	(27)
United Kingdom	498	4	111	(25)

Total opened in 2004 (a)	$1,130	$6	$(547)	$(145)

Opened in 2003
Belgium	$128	$63	$48	$(9)
Netherlands	922	311	20	(378)
Germany	475	148	(56)	(379)
France	1,038	341	85	(450)
Sweden	297	115	67	(108)
Denmark	291	103	145	2
United Kingdom	859	319	336	(125)

Total opened in 2003 (b)	$4,010	$1,400	$645	$(1,447)

New Store Total	$5,140	$1,406	$(19)	$(1,592)

Same store:
Opened in 2002
Belgium	$189	$154	$25	$(11)
Netherlands	1,150	854	433	268
France	1,536	1,155	534	171
Sweden	699	514	376	209
Denmark	506	318	243	100
United Kingdom	1,263	1,018	702	425

Total opened in 2002 (c)	$5,343	$4,013	$2,313	$1,162

Opened in 2001 and before
Belgium	$3,240	$3,172	$1,932	$1,990
Netherlands	3,507	3,068	1,681	1,735
France	5,409	4,910	2,813	2,562
Sweden	4,551	4,136	2,397	2,098
Denmark	550	450	242	210
United Kingdom	2,698	2,630	1,615	1,444

Total opened before 2002	$19,955	$18,366	$10,680	$10,039

Same Store Total	$25,298	$22,379	$12,993	$11,201

(1)

Actual development cost of these projects are reported in U.S. dollars translated at the March 31, 2005 exchange rate of $1.29 to the euro. Operating results (see note (3) below) are reported at the average exchange rate for the first quarter ended March 31, 2005 which was $1.31 to the euro. To the extent these exchange rates differ, we believe it does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield. The cost of the storage centers exclude the excess cost of approximately $247 million we paid for part of our ownership interest acquisition in Shurgard Europe in 2003.

(2)	Total cost capitalized to storage centers since the store was acquired or developed. The costs are reported in U.S. dollars translated at the March 31, 2005 exchange rate of $1.29 to the euro. Operating results (see note (3) below) are reported at the average exchange rate which was $1.31 to the euro for the third quarter ended March 31, 2005. To the extent these exchange rates differ we believe it does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield.
(3)	The amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2005.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. The average annual rent is lower in the first year of operations as the store had not been opened a full year.
(5)	Expenses in some instances may include certain pre-opening costs.

(a) These storage centers opened in 2004 had an average occupancy of 26% as of March 31, 2005 after an average of 6 months of operations. In 2004, we developed one store in Shurgard Europe and an aggregate of 11 stores through First Shurgard and Second Shurgard of which six opened in the fourth quarter.

(b) These storage centers opened in 20043had an average occupancy of 50% as of March 31, 2005 after an average of 17 months of operations.

(c) These storage centers opened in 2002 had an average occupancy of 66% as of March 21, 2005 after an average of 30 months of operations.

The new storage centers are renting up in all markets as illustrated by the above schedules. In all markets we have continued targeted marketing and training initiatives launched in second half of 2004, which we believe are starting to generate positive results as illustrated by the improvement of the average occupancy for Same Store and New Store rising respectively from 66% at March 31, 2004 to 75% at March 31, 2005 and 14% at March 31, 2004 to 43% at March 31, 2005. Marketing initiatives are targeted at increasing customer awareness of self storage, with in certain countries more focus on commercial customers.

European developments under construction

The following table summarizes European development projects in progress at March 31, 2005. All storage centers under construction were being developed in Shurgard Europe’s joint ventures as of March 31, 2005.

	First Shurgard and Second Shurgard
	Number of Projects	Estimated Completed Cost of Projects	Total Cost to Date as of March 31, 2005
	(dollars in millions)
Construction in Progress
Germany	2	$11.7	$6.8
France	4	26.4	10.1
Denmark	1	7.5	5.4
United Kingdom	2	20.7	13.8

	9	66.3	36.1
Land purchased pending construction	2	14.9	4.7

Total	11	$81.2	$40.8

The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See RISK FACTORS in Part I—Item 1 of our 2004 annual report on Form 10-K.)

FUNDS FROM OPERATIONS

We use Funds From Operations (FFO) in addition to net earnings to report our operating results. We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts (NAREIT). Accordingly, FFO is defined as net income (computed in accordance with GAAP), excluding gains (losses) on dispositions of interests in depreciated operating properties and real estate depreciation and amortization expenses. FFO includes our share of FFO of unconsolidated real estate ventures and discontinued operations and excludes minority interests in real estate depreciation and amortization expenses. We believe FFO is a meaningful disclosure as a supplement to net earnings because net earnings assumes that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. We believe that the values of real estate assets fluctuate due to market conditions. Our calculation of FFO may not be comparable to similarly titled measures reported by other companies because not all companies calculate FFO in the same manner. FFO is not a liquidity measure and should not be considered as an alternative to cash flows or indicative of cash available for distribution. It also should not be considered an alternative to net income, as determined in accordance with U.S. GAAP, as an indication of the Company’s financial performance.

The following table sets forth the calculation of FFO in accordance with the NAREIT definition:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Net income (loss)	$5,256	$(305)
Depreciation and amortization (1)	19,723	17,879
Gain on sale of operating properties	(6,423)	—
Cumulative effect of change in accounting principle	—	2,339

FFO	18,556	19,913
Preferred distributions and other	(3,042)	(3,058)

FFO attributable to common shareholders	$15,514	$16,855

(1)	Excludes depreciation related to non-real estate assets and minority interests in depreciation and amortization and includes depreciation and amortization of discontinued operations.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of March 31, 2005.

RELATED PARTY AFFILIATION

Charles K. Barbo, our chief executive officer and chairman of our Board of Directors, indirectly owns a 0.5% ownership interest in a limited partnership known as Shurgard Institutional Fund L.P. I, a consolidated subsidiary of Shurgard. Shurgard owns a 99% interest in this entity.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for payments of operating expenses, debt service, dividends on common and preferred stock, expansions and improvements to existing properties, acquisitions and developments of new properties. We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements. We had cash and cash equivalents of $52.1 million at March 31, 2005 and $50.3 million at December 31, 2004.

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

We filed a shelf registration statement on Form S-3 on September 27, 2002, relating to the issuance from time to time of up to $500 million of common stock, preferred stock and debt securities, which was declared effective on November 8, 2002. As a result of late filings of certain periodic reports, we are currently unable to use this shelf registration statement. The inability to use a shelf registration statement could negatively affect our ability to access the public capital markets. We may, however, issue debt and/or equity securities in the future in private placements or in other transactions registered with the Securities and Exchange Commission.

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

In February 2005, we obtained a new $350 million unsecured revolving credit facility and a $150 million unsecured term loan which was fully drawn at closing. These new facilities replaced previously existing facilities that matured in February 2005. The revolving tranche of the facility is available until February 2008 and the term tranche of the facility is available until August 2005. Availability of either tranche can be extended at our option for one year for a fee. The new facility bears interest at London Interbank Offer Rate (LIBOR) plus a margin based on the ratings assigned to our senior unsecured long-term debt securities. At closing of the facility, our margin was 0.70% on the revolving credit facility and 0.90% on the term loan based on credit ratings by Moody’s Investor Service, Inc. (Moody’s) of Baa2, Standard & Poor’s Ratings Services of BBB and Fitch, Inc. of BBB. Subsequent to the closing of the new facility, Moody’s announced a downgrade of our senior unsecured long-term debt to Baa3. The margins payable on our credit facilities would increase by 0.20% if another rating agency downgrades our credit rating. Borrowings under the revolving tranche of the new facility can be used for various purposes, including project acquisition and development costs, repayment of debt and other corporate needs. At March 31, 2005, the term loan was fully drawn and availability under the revolving facility was $81.9 million.

We are continually evaluating sources of capital and believe they are available to meet our liquidity needs without necessitating sales of properties. In addition to our cash and cash equivalents and availability under our credit facility, we have other sources of capital. We may sell operating properties if market conditions warrant in 2005. We may also sell peripheral and other land parcels.

Our contractual cash obligations and commitments as of March 31, 2005 are summarized as follows:

	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Debt:
Scheduled principal payments	$2,230	$5,409	$10,792	$3,309	$2,969	$11,335	$36,044
Balloon Payments	224,708	4,076	51,689	407,529	19,370	942,187	1,649,559
Capital lease obligations	585	995	1,014	1,033	1,053	59,626	64,306
Operating leases	7,103	9,252	8,316	6,974	6,322	95,078	133,045
Construction commitments
Domestic	22,016	—	—	—	—	—	22,016
Europe	41,474	10,340	831	285	261	556	53,747
Commitments to lend	3,578	—	—	—	—	—	3,578
Commitment to purchase properties	27,350	—	—	—	—	—	27,350

Total	$329,044	$30,072	$72,642	$419,130	$29,975	$1,108,782	$1,989,645

The balloon payments due in 2005 include $150 million on our term loan due in August 2005. The remaining balloon payments are due on mortgages in December 2005. These balloon payments are expected to be repaid with proceeds from refinancing, corporate borrowings or borrowings on our credit facility. We also can extend the maturity of the term loan at our option for a fee.

In the first quarter of 2005, we executed a contract to acquire six operating storage centers in North and South Carolina. This transaction was closed on May 4, 2005 at an aggregate purchase price of $27.4 million. We expect to fund our portion of the purchase price with borrowings on our credit facility.

First Shurgard and Second Shurgard each have senior credit agreements denominated in euro to borrow up to €140 million ($180.8 million as of March 31, 2005). As of March 31, 2005, the available amount under those credit facilities was in aggregate €163.5 million ($211.1 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis and can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. In December 2004 we notified the agent for the lenders of First Shurgard’s credit facility that First Shurgard would require modifications to certain of its covenants in order to be in compliance. The lenders agreed to modifications of these covenants in February 2005. No default or acceleration of the credit facility was declared by the lenders.

Borrowings under both the First Shurgard and Second Shurgard credit facilities may only be used to fund property development costs of First Shurgard and Second Shurgard. We expect that internally generated cash flows within Shurgard Europe will be sufficient to fund Shurgard Europe’s equity commitments to both First Shurgard and Second Shurgard.

The following table summarizes our cash flows activity:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$15,793	$20,510
Net cash used in investing activities	(13,627)	(13,702)
Net cash provided by financing activities	1,296	17,177
Effect of exchange rate changes on cash and cash equivalents	(1,591)	782

Increase in cash and cash equivalents	1,871	24,767
Cash and cash equivalents at beginning of period	50,277	11,670

Cash and cash equivalents at end of period	$52,148	$36,437

The decrease in cash provided by operating activities in 2005 was attributable primarily to the changes in operations described above.

Investing

Cash used in investing activities in 2005 included:

•	$24.5 million invested in new development and expansions of existing storage centers; and

•	$3.0 million expended for acquisition of domestic storage centers.

These expenditures were partially offset by $13.2 million of proceeds from the sales of interests in operating storage centers.

The majority of our development in Europe was done through First Shurgard and Second Shurgard, which were financed primarily by borrowings on their credit facilities and by capital contributions by us and our joint venture partners.

Cash used in investing activities in 2004 included:

•	$42.9 million for new development and expansions of existing storage centers; and

•	$2.4 million for acquisitions of additional interests in Shurgard Europe.

These expenditures were partially offset by $32.9 million for the consolidation of the cash of Shurgard Europe and $1.5 million of proceeds from sales of properties.

Financing

Cash provided by financing activities in 2005 included:

•	$4.3 million from capital contributions received primarily from partners in First Shurgard and Second Shurgard;

•	$20.8 million of proceeds from net borrowings on our domestic credit facilities; and

•	$20.2 million proceeds from borrowings on First Shurgard and Second Shurgard credit facilities.

These cash proceeds were partially offset by the following payments:

•	$28.6 million distributions paid on common and preferred stock;

•	$14.9 million to retire certain interest rate swaps; and

•	$2.8 million of costs associated with our new credit facilities.

Cash provided (used) by financing activities in 2004 included:

•	$43.9 million of proceeds from net credit facility borrowings partially offset by

•	$(27.7) million distributions paid on common and preferred stock.

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

Consolidated and unconsolidated subsidiaries:  We consolidate all wholly-owned subsidiaries. As of January 1, 2004, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities”, a revision to FIN 46. Under FIN 46R, a variable interest entity (VIE) must be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We assess whether our subsidiaries are VIEs and we consolidated all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the entity, which could result from (i) the ability to elect a majority of the management committee, board of partners or similar authority, (ii) our being named as the managing investor of the entity, or (iii) our providing substantially all of the equity. In assessing the consolidation treatment of partially-owned entities, we also consider the nature of veto rights, if any, held by minority investors. To the extent that a minority investor has substantive veto rights over major decisions, the entity will generally not be consolidated. Entities not consolidated are generally accounted for under the equity method, as we typically have significant influence over unconsolidated subsidiaries and joint ventures. Under the equity method, we recognize our proportionate share of earnings or losses based on our ownership interest and the profit allocation provisions of the entity.

Revenue recognition:  We recognize rental revenue from the majority of our customers at the contracted rate for each month occupied because they are under month-to-month lease agreements. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease.

Storage centers:  Storage centers are recorded at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. In a business combination, we also assess the value of in-place lease intangibles, which are amortized to expense over the expected life of the leases. Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers for impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. Fair values are determined based on estimated future cash flows using appropriate discount and capitalization rates. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change.

Goodwill:  We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate.

To determine if there is impairment, we compare the carrying value of goodwill and our storage centers assets to the estimated fair market value of our Same Store portfolio storage centers. We use common industry methods to assess the value of our portfolio and we estimate future cash flows based on the storage centers’ NOI and current market capitalization rates.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting and generally requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We will adopt the provisions of SFAS 123R when it becomes effective as of January 1, 2006. Under SFAS 123R we will recognize stock-based compensation expenses related to our stock option plans and our Employee Stock Purchase Plan which were previously only disclosed. Although we are still evaluating under which transition method we will adopt SFAS 123R and are still assessing the impact on our financial position and operating results, we believe that the disclosures required under SFAS 123 approximate our results if we had adopted the provisions of SFAS 123R as of December 31, 2004.

In March 2005, the FASB issued FASB FIN 47 “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term conditional asset retirement obligations as used in SFAS No. 143 “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlements are conditional on a future event that may or may not be within the control of the entity. FIN 47 indicates that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation will be effective for reporting periods ending after December 15, 2005. We do not believe that the adoption of FIN 47 will have a material impact on our financial position, operating results or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” an amendment of APB Opinion No. 29 “Accounting for Nonmonetary Transactions”. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with an exception for exchange transactions that lack economic substance. The provisions of this statement will be effective for transactions occurring after June 15, 2005 and will be applied prospectively. Accordingly, any future exchange of properties or interests in properties will need to be evaluated for economic substance. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial position, operating results and cash flows.

Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk

Our variable rate debt indexed on LIBOR or on Prime rates increased from $472.5 million at December 31, 2004 to $496.7 million as of March 31, 2005. (See Part 1—Item 7A in our 2004 Annual Report on Form 10-K.) Additionally, our debt denominated in euro, indexed on EURIBOR decreased from $581.1 million at December 31, 2004 to $570.1 million at March 31, 2005. At March 31, 2005, we had pay-fixed, receive-variable-rate swaps on EURIBOR with a notional amount of $419.7 million, and we had interest rate caps with strike rates of 4% on EURIBOR on $78.8 million of our euro-denominated debt.

Part I, Item 4: Controls and Procedures

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, with the participation of our Disclosure Committee, carried out an assessment of the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15(b). Based on, and as of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because certain material weaknesses that management identified in its assessment of our internal control over financial reporting as of December 31, 2004, which are further described in our annual report on Form 10-K for the year ended December 31, 2004, had not been remediated as of March 31, 2005.

Specifically, these material weaknesses were: (i) inadequate resources and expertise in accounting; (ii) a lack of formal account reconciliation procedures; (iii) inadequate controls surrounding the consolidation process and (iv) a lack of formal, written post closing policies and procedures. These material weaknesses have a pervasive effect on our financial accounting and reporting and impact all significant accounts and transactions.

In light of those material weaknesses, our management performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

We made several changes to our internal control over financial reporting, during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Following is a discussion of the steps we have taken to date in an effort to enhance our overall system of internal control over financial reporting and to address certain identified internal control deficiencies, including the material weaknesses discussed above:

•	In mid-2003, we engaged a management consulting firm specializing in internal control documentation and testing to review our internal control over financial reporting and compliance policies in the United States and in Europe. This process is ongoing.

•	We have taken several steps to increase the number of qualified accounting and finance personnel within the Company. In January 2004, we appointed an interim Chief Accounting Officer; in September 2004, we appointed a new Chief Financial Officer; and in October 2004, we hired a new Corporate Controller who succeeded to the position of Chief Accounting Officer in March 2005, all with substantial public company accounting and finance experience. We have also established and filled several new positions: In March 2004, we hired a Director of Tax with significant REIT tax experience; in June 2004, we hired a Director of Internal Audit; in August 2004, we added a new Financial Controller in Europe; in October 2004, we hired a Director of Capital Markets; and in the first quarter of 2005, we hired a Vice President of Financial Reporting with substantial REIT, public company accounting and finance experience. During the first quarter of 2005, we filled several positions with qualified accounting personnel, and we will continue to establish new positions as necessary and fill open positions as promptly as possible. However, the demand for qualified accounting and finance personnel is currently very high. In the meantime, temporary employees and contractors have performed year-end and quarter-end close work.

•	In January 2004, the Board of Directors appointed to our Board of Directors and the Audit Committee an additional financial expert, as defined by the SEC rules, who has more than 25 years of audit experience with a nationally recognized auditing firm. In February 2005, our Board of Directors appointed to our Board of Directors and the Audit Committee an additional director with audit and international public company leadership and business experience.

•	Since early 2004, we have drafted and implemented a substantial number of written policies and procedures. During the first quarter of 2005, we drafted and implemented several policies that address critical internal control issues such as performance and review of account reconciliations and delegations of authority for home office expenditures. We intend to develop and implement the additional necessary policies and procedures to address our internal control issues such as authorization and review of journal entries, documentation of accounting conclusions and development of accounting processes.

•	In July 2004, we established a Section 404 Steering Committee, consisting of senior members of management from our Accounting, Finance and Reporting, Legal and Business Information Technology departments, which meets on a weekly basis to monitor our progress and report regularly to our Audit Committee on the status of this project. We continue to evaluate potential improvements to the Company’s accounting and management information systems.

•	We implemented a U.S. GAAP financial statement disclosure requirements checklist in the second quarter of 2004 for use by our U.S. accounting and finance personnel as a reference tool during our interim and year-end reporting periods. In the fourth quarter of 2004, we introduced a modified version of the checklist for use by our European accounting and finance personnel. In mid-2004, management commenced weekly telephone conferences with our European accounting and finance leadership to discuss accounting issues, ensure consistent and proper application of U.S. GAAP and perform a detailed analytical review of our financial reporting. Our new Vice President of Financial Reporting provides additional oversight to ensure consistency, maintain communication and enhance the knowledge of U.S. GAAP between and within our U.S. and European financial reporting teams.

•	As an interim step to remedy our lack of formalized and standardized account reconciliation procedures, during the fourth quarter of 2004 and the first quarter of 2005, all of our significant general ledger accounts were assigned to personnel for reconciliation and have been reconciled as of December 31, 2004 and March 31, 2005. During the first quarter of 2005, we implemented a formalized account reconciliation policy and procedures that included intensive training of our accounting team to ensure that these reconciliations are completed at each period-end on a timely basis. Although many of these were reconciled by temporary employees or contractors, we hope to have this process performed by permanent, qualified employees in the future.

•	Since the third quarter of 2004, we have developed several policies and procedures surrounding the consolidation process and have implemented access controls and other spreadsheet controls over the software tools that we currently use in the consolidation process. Additionally, we conducted a successful parallel close on a new consolidation program for the fourth quarter of 2004 and successfully used the new program as our primary consolidation tool for the first quarter of 2005.

Management has made substantial progress and is nearing completion of its assessment of our internal control over financial reporting as of December 31, 2004. Once our assessment is complete and our independent registered public accounting firm has completed its attestation of management’s assessment, we will file an amendment to our annual report of Form 10-K to include (i) the report of management on internal control over financial reporting and the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes—Oxley Act and Rule 13(a)-14(a) and Rule 15(d)-14(a) of the Securities and Exchange Act.

Part II, Item 1: Legal Proceedings

We are a defendant in litigation filed on September 17, 2002, in the Superior Court of California for Orange County styled as Gary Drake v. Shurgard Storage Centers, Inc. et al (Case No. 02CC00152). The complaint alleges that we misrepresented the size of our storage units, seeks class action status and seeks damages, injunctive relief and declaratory relief against us under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. The Court recently ruled that the class of potential members in this lawsuit is limited to our California customers. No class has yet been certified. It is possible that we may incur losses as a result of this litigation, but we currently don’t believe that the range of such losses would be material to our financial position, operating results or cash flows. However, we cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We are vigorously defending this action.

We are a defendant in litigation filed on October 30, 2002, in the U.S. District Court for the Northern District of California styled as Patricia Scura et al. v. Shurgard Storage Centers, Inc. (Case No. C 02-5246-WDB). The complaint alleges that we required our hourly store employees to perform work before and after their scheduled work times and failed to pay overtime compensation for work performed before and after hours and during meal periods. In December 2004, we reached a tentative agreement to settle this lawsuit. The basic terms of the proposed agreement are reflected in a Memorandum of Understanding which will be incorporated into a definitive settlement agreement that must be submitted for approval by the District Court. Notwithstanding this proposed agreement, and as an express part thereof, Shurgard continues to deny any and all allegations of wrongdoing raised by this lawsuit. We recognized a $2.75 million liability for the proposed settlement in December 2004 classified in accounts payable and other liabilities on our Consolidated Balance Sheet. We do not currently believe that the outcome of this litigation will have further material adverse effect on our financial position, operating results or cash flows. The District Court is expected to consider the settlement on May 27, 2005. However, we cannot presently determine whether the District Court will approve the terms of the settlement agreement or if significant numbers of plaintiffs will opt-out of the proposed settlement class.

On January 19, 2005, David Gross filed a purported class action suit in U.S. District Court for the Western District of Washington styled as David Gross v. Shurgard Storage Centers, Inc., Charles K. Barbo, and Harrell L. Beck. (Case No. CV05-0098) for alleged violations of federal securities law. Mr. Gross claimed that we made material misleading misstatements and omissions relating to our financial statements in various public statements and filings, which Mr. Gross alleges led to the artificial inflation of our stock price. On March 9, 2005, we received a copy of a Notice of Dismissal without Prejudice filed by the law firms that had represented the plaintiffs.

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

Part II, Item 2: Sale of Unregistered Securities and Change in Securities and Use of Proceeds

None.

Part II, Item 6: Exhibits

Exhibit 10.63—Credit Agreement dated February 14, 2005 among Shurgard Storage Centers, Inc. Bank of America N.A. and others (1)

Exhibit 10.64—Amendment and Waiver Agreement dated February 21, 2005 to the Senior Credit Agreement dated May 26, 2003, as amended as of December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sàrl, First Shurgard Deutschland GmbH, Société Générale and others (Exhibit 10.2) (2)

Exhibit 10.65—Amendment No.2 to the Subscription Agreement with respect to securities to be issued by First Shurgard Finance Sàrl, dated as of February 21, 2005, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale. (Exhibit 10.5) (2).

Exhibit 10.66—Amendment No.2 to the Put and Call option Agreement with respect to bonds to be issued by First Shurgard Finance Sàrl, dated as of February 21, 2005, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale. (Exhibit 10.8) (2).

Exhibit 10.67—Subscription Agreement with respect to additional mezzanine bonds to be issued by First Shurgard Sàrl, dated as of February 21, 2005, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale. (Exhibit 10.9) (2)

Exhibit 10.68—Put and Call option Agreement with respect to mezzanine bonds to be issued by First Shurgard Sàrl, dated as of February 21, 2005, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale. (Exhibit 10.10) (2)

Exhibit 10.69—Shurgard 2005 Working Capital Facility Agreement with respect to USD 2,985,000 working capital facility to be granted to First Shurgard Sàrl, dated as of February 21, 2005, by and among Shurgard Storage Centers, Inc., Crescent Euro Self Storage Investments Sàrl, First Shurgard Finance Sàrl and Société Générale. (Exhibit 10.11) (2)

Exhibit 31.1—Certification of the Chief Executive Officer of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2—Certification of the Chief Financial Officer of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3—Certification of the President, Chief Operating Officer of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1—Certification of the Chief Executive Officer of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2—Certification of the Chief Financial Officer of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3—Certification of the President. Chief Operating Officer of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to designated exhibit filed with Registrants’s Current Report on Form 8-K dated February 14, 2005.
(2)	Incorporated by reference to designated exhibit filed with Registrants’s Current Report on Form 8-K dated February 21, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: May 10, 2005	By:	/s/ DEVASIS GHOSE
Devasis Ghose Executive Vice President and Chief Financial Officer, (Duly Authorized Officer and Principal Financial Officer)

Date: May 10, 2005	By:	/s/ D. LYNN THROWER
D. Lynn Thrower Vice President and Chief Accounting Officer