Form 10-Q
period 2005-06-30
SHURGARD STORAGE CENTERS INC
filed 2005-08-09
CIK 906933

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Shares outstanding at August 1, 2005

Class A Common Stock, $.001 par value, 46,786,862 shares outstanding

Shurgard Storage Centers, Inc.

Form 10-Q

For the Three Months and Six Months ended June 30, 2005

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands except share data)

	June 30, 2005	December 31, 2004
ASSETS:
Storage centers:
Operating storage centers	$3,173,780	$3,143,488
Less accumulated depreciation	(510,956)	(479,531)

Operating storage centers, net	2,662,824	2,663,957
Construction in progress	73,700	58,431
Properties held for sale	5,442	8,328

Total storage centers	2,741,966	2,730,716

Cash and cash equivalents	37,479	50,277
Restricted cash	5,303	7,181
Goodwill	27,440	24,206
Other assets	117,181	120,504

Total assets	$2,929,369	$2,932,884

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$61,714	$60,938
Other liabilities	114,029	112,014
Lines of credit	557,400	397,300
Notes payable	1,253,128	1,287,202

Total liabilities	1,986,271	1,857,454

Minority interest	104,328	169,232
Commitments and contingencies (Notes 16)

Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value; 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 46,789,519 and 46,624,900 shares issued and outstanding, respectively	47	47
Additional paid-in capital	1,134,675	1,127,138
Accumulated deficit	(408,160)	(354,985)
Accumulated other comprehensive (loss) income	(18,975)	2,815

Total shareholders’ equity	838,770	906,198

Total liabilities and shareholders’ equity	$2,929,369	$2,932,884

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenue
Storage center operations	$118,384	$103,143	$230,862	$201,131
Other	1,350	1,268	2,736	2,588

Total revenue	119,734	104,411	233,598	203,719

Expenses
Operating	57,898	49,562	117,079	99,874
Real estate development	2,713	681	5,643	1,032
Depreciation and amortization	23,292	21,327	46,677	41,490
Impairment and abandoned project losses	868	763	1,191	973
General, administrative and other	10,914	7,850	18,943	17,070

Total expenses	95,685	80,183	189,533	160,439

Income from storage center operations	24,049	24,228	44,065	43,280

Other income (expense)
Interest expense	(25,485)	(20,662)	(49,610)	(40,471)
(Loss) gain on derivatives	(1,353)	662	(1,712)	(115)
Foreign exchange loss	(5,715)	(442)	(9,563)	(2,392)
Interest income and other, net	1,268	686	2,228	1,201

Other expense, net	(31,285)	(19,756)	(58,657)	(41,777)

(Loss) income before equity in earnings of other real estate investments, net, minority interest and income taxes	(7,236)	4,472	(14,592)	1,503
Minority interest	6,876	3,821	12,986	8,353
Equity in earnings of other real estate investments, net	12	23	33	25
Income tax expense	(379)	—	(389)	(23)

(Loss) income from continuing operations	(727)	8,316	(1,962)	9,858

Discontinued operations
Income from discontinued operations	34	501	102	993
Gain on sale of discontinued operations	—	11,990	6,423	11,990

Discontinued operations	34	12,491	6,525	12,983

Cumulative effect of change in accounting principle	—	—	—	(2,339)

Net (loss) income	(693)	20,807	4,563	20,502

Net (loss) income allocation
Preferred stock dividends and other	(3,039)	(3,059)	(6,080)	(6,116)

Net (loss) income available to common shareholders	$(3,732)	$17,748	$(1,517)	$14,386

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net (loss) income per Common Share—Basic:
(Loss) income from continuing operations available to common shareholders	$(0.08)	$0.12	$(0.17)	$0.08
Total discontinued operations	—	0.27	0.14	0.28
Cumulative effect of change in accounting principle	—	—	—	(0.05)

Net (loss) income per share	$(0.08)	$0.39	$(0.03)	$0.31

Net (loss) income per Common Share—Diluted:
(Loss) income from continuing operations available to common shareholders	$(0.08)	$0.11	$(0.17)	$0.08
Discontinued operations	—	0.27	0.14	0.28
Cumulative effect of change in accounting principle	—	—	—	(0.05)

Net (loss) income per share	$(0.08)	$0.38	$(0.03)	$0.31

Distributions per common share	$0.56	$0.55	$1.11	$1.09

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2005	2004
Operating activities:
Net income	$4,563	$20,502
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets, including discontinued operations	(6,423)	(12,014)
Cumulative effect of change in accounting principle	—	2,339
Depreciation and amortization, including discontinued operations	46,689	41,782
Amortization of participation rights discount	—	2,000
Loss on derivatives	1,712	115
Impairment losses	242	—
Stock-based compensation expense	1,600	1,982
Non-cash interest and other	4,508	2,164
Foreign exchange loss	9,563	2,392
Minority interest	(12,986)	(8,353)
Changes in operating accounts, net of effect of acquisitions
Other assets	(9,776)	14,520
Accounts payable and other liabilities	5,089	(14,819)

Net cash provided by operating activities	44,781	52,610

Investing activities:
Construction and improvements to storage centers	(65,449)	(72,281)
Acquisitions of storage centers, including associated intangible assets	(34,467)	(6,270)
Proceeds from sale of assets	13,040	20,732
Changes in restricted cash, net	1,432	(10,784)
Purchase of other assets	(679)	(423)
Increase in notes receivable	(1,253)	(9,952)
Purchase of additional interest in affiliated partnership	—	(2,457)
Increase in cash due to consolidation of Shurgard Europe	—	32,877
Purchase of additional interest in European affiliated partnerships	(97,397)	—

Net cash used in investing activities	(184,773)	(48,558)

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2005	2004
Financing activities:
Proceeds from notes payable	$37,876	$74,687
Payments on notes payable	(1,480)	(57,567)
Proceeds from lines of credit	761,000	266,025
Payments on lines of credit	(600,900)	(207,095)
Payment of loan costs	(3,608)	(214)
Payments on participation rights	—	(2,000)
Distributions paid on Common and Preferred stock	(57,803)	(55,924)
Payment on derivatives	(14,933)	—
Proceeds from exercise of stock options and dividend reinvestment plan	562	6,414
Contributions received from minority partners	12,394	108
Distributions paid to minority partners	(2,074)	(3,309)

Net cash provided by financing activities	131,034	21,125

Effect of exchange rate changes on cash and cash equivalents	(3,840)	(1,006)

(Decrease) increase in cash and cash equivalents	(12,798)	24,171
Cash and cash equivalents at beginning of period	50,277	11,670

Cash and cash equivalents at end of period	$37,479	$35,841

Supplemental schedule of cash flow information:
Cash paid for interest on loans	$46,372	$34,277

Cash paid for income taxes	$1,642	$—

Supplemental schedule of non-cash investing information:
Common stock issued in acquisition of storage centers	$5,490	$—

Notes receivable forgiven in the acquisition of storage centers	$6,727	$—

Minority interests granted in acquisition of storage centers	$4,834	$—

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

For the quarterly period ended June 30, 2005

(unaudited)

Note 1—Organization

Shurgard Storage Centers, Inc. and our subsidiaries (we, us, the Company or Shurgard), are engaged principally in investing in, acquiring, developing and operating self-storage centers located throughout the United States and in Western Europe. Our revenues are generated primarily from leasing self-storage space to tenants on a month-to-month basis. We also provide ancillary services at our storage centers consisting primarily of truck rentals and sales of storage products.

Note 2—Summary of significant accounting policies

Basis of presentation:  The Condensed Consolidated Financial Statements include the accounts of Shurgard and our consolidated subsidiaries presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the informative disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial condition at June 30, 2005 and December 31, 2004 and the results of operations for the three and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. Interim results are not necessarily indicative of the results for the year. The interim financial statements should be read in conjunction with our 2004 Annual Report on Form 10-K. All intercompany balances and transactions have been eliminated in consolidation.

Consolidated and unconsolidated subsidiaries:  We consolidate all wholly-owned subsidiaries. We assess whether our subsidiaries are Variable Interest Entities (VIEs) as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46. Upon implementation of FIN 46R in January 1, 2004, we consolidated all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” to determine whether the rights held by other investors constitute “important rights” as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of Statement of Financial Accounting Standard (SFAS) No. 94, “Consolidation of All Majority-Owned Subsidiaries” and Emerging Issues Task Force (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein.

We account for unconsolidated subsidiaries and joint ventures over which we have significant influence using the equity method. In applying the equity method, our proportionate share of intercompany profits are eliminated as a component of equity in earnings of unconsolidated entities. We had an investment in one domestic unconsolidated entity accounted for using the equity method as of June 30, 2005 and December 31, 2004. Our investment in this joint venture is reported in other real estate investments as a component of other assets on our Condensed Consolidated Balance Sheet (see Note 5).

Use of estimates:  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the amounts of revenues and expenses recognized during the reporting period. Significant estimates are inherent in the preparation of our financial statements and include the evaluation of impairment of long-lived assets and goodwill, valuation allowances for deferred tax assets, estimated lives of depreciable assets and the allocation of the purchase price of acquired businesses and properties. Actual results could differ from these and other estimates.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current presentation with no effect on shareholders’ equity or net income.

Storage centers:  Storage centers to be developed or held and used in operations are carried at amortized cost, reduced for impairment losses where appropriate. Acquisition, development and construction costs of properties in development are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and preconstruction costs directly related to the project. The preconstruction stage of development of a storage center (or the expansion or redevelopment of an existing storage center) includes efforts to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development. Costs of preconstruction efforts incurred prior to projects being considered probable to be completed are charged to operations as incurred. We record abandonment losses for previously capitalized costs of development projects when we assess that the completion of the project is no longer probable. Development and construction costs and costs of significant improvements and replacements and renovations at storage centers are capitalized, while costs of maintenance and repairs are expensed as incurred.

Depreciation of each operating storage center is computed using the straight-line method based on an estimated useful life of 30 years. Storage centers that are built on leased land are depreciated over the shorter of 30 years or the lease term. Estimates of the useful lives of specific storage centers are evaluated and revised, if necessary, when we plan to demolish, replace or redevelop such assets. Equipment and furniture and fixtures are depreciated based on estimated useful lives of five years.

If events or circumstances indicate that the carrying value of an operating storage center may be impaired, a recoverability analysis is performed based on expected undiscounted cash flows to be generated from the property. If that analysis indicates that the carrying value is not recoverable from estimated future cash flows, the property is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on expected future cash flows using appropriate discount and capitalization rates.

Storage centers held for sale are carried at the lower of their carrying value (i.e., cost less accumulated depreciation and any impairment loss recognized) or estimated fair value less costs to sell. The net carrying values of properties are classified as held for sale when the properties are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met. Depreciation of the operating storage centers is discontinued at that time, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” revenues and expenses of properties classified as held for sale are reported in discontinued operations for all periods presented if the properties will be or have been sold on terms where we have limited or no continuing involvement with them after the sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as held for use, depreciation is resumed and recognized for the period the properties were classified as held for sale, and deferred selling costs, if any, are charged to expense.

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

Acquisitions of businesses and storage centers:  We allocate the purchase price of acquired storage centers and businesses to tangible and identified intangible assets based on their fair values. In making estimates of fair values for the purposes of allocating the purchase price, we rely primarily on our extensive knowledge of the market for storage centers. In estimating the fair value of the tangible and intangible assets acquired, we also consider information obtained about each property as a result of our pre-acquisition due diligence, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective assets.

The fair values of intangible assets include leases to customers with above market rents and in-place lease values. The fair values of these identifiable intangible assets are generally not significant, because substantially all leases in our business are month-to-month, and most customers use our facilities for less than one year.

Any purchase price in excess of the value of acquired net tangible and identified intangible assets acquired in a business combination (including the acquisition of a minority interest in a business) or in the acquisition of a business as defined in EITF 98-3, “Determining whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or a Business,” is classified as goodwill and assigned to the reporting unit expected to benefit from the acquisition. Goodwill is tested for impairment annually and whenever events or circumstances indicate that impairment may have occurred.

Internal costs related to the acquisition of a business, or an operating storage center, are expensed as incurred.

Acquisitions of businesses and storage centers with parties from whom we have a preexisting relationship are evaluated to determine if a settlement of the preexisting relationship exists and, if so, these acquisitions are accounted for as multiple element transactions.

Discontinued operations:  We report real estate dispositions as discontinued operations separately as prescribed under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, we report as discontinued operations the operating results attributable to operating properties sold or held for sale and the applicable gain or loss on the disposition of the properties. The Condensed Consolidated Statements of Operations for prior periods are also adjusted to conform to this classification. There is no impact on our previously reported consolidated financial position, net income (loss) or cash flows.

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

We recognize revenue related to profit sharing contracts related to our tenant insurance referral program based on the excess of premiums over actual and estimated claims and administrative costs.

Capitalized interest:  We capitalize interest incurred during the construction period of storage centers and during the development period of internally developed computer software. Interest is capitalized to the related assets using a weighted-average rate of our credit facilities and senior notes payable. For the three-month periods ended June 30, 2005 and 2004, we capitalized interest of $761,000 and $537,000, respectively. For the six-month periods ended June 30, 2005 and 2004, we capitalized interest of $1.3 million and $1.2 million, respectively.

Income taxes:  We have elected to be taxed as a Real Estate Investment Trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must distribute annually to our shareholders at least 90% of our REIT taxable income and meet certain other requirements relating primarily to the nature of our assets and the sources of our revenues. As a REIT, we are not subject to U.S. federal income taxes to the extent of distributions. We believe that we met the qualifications for REIT status at December 31, 2004 and intend to meet the qualifications in the future and to distribute at least 90% of our REIT taxable income to shareholders in 2005 and future years. Our domestic non-REIT activities are primarily conducted through Shurgard TRS, Inc., a taxable REIT subsidiary. Our foreign non-REIT activities are primarily conducted through six European taxable REIT subsidiaries. As a result, we have not provided for U.S. federal income taxes for the REIT in our financial statements. However, we do provide for U.S. federal income taxes for our domestic taxable REIT subsidiaries (TRSs). Additionally, both the REIT and our domestic TRSs are subject to certain state income taxes as well as certain franchise taxes. We also provide for income taxes of our European subsidiaries, which are subject to income taxes in the respective jurisdictions of the countries in which they operate.

We have deferred tax assets resulting primarily from cumulative net operating losses in certain taxable subsidiaries. We evaluate both the positive and negative evidence that we believe is relevant in assessing whether the deferred tax assets will be realized. When we determine that it is more likely than not that we will not realize the tax asset either in part or in whole, a valuation allowance is recorded. One significant factor representing negative evidence in the evaluation of whether deferred tax assets arising from cumulative net operating losses will be realized is the historical taxable income or loss of the entity. In cases where a taxable entity has not demonstrated a history of achieving taxable income, this represents significant negative evidence in assessing whether the amounts will be realized and generally requires that a valuation allowance is provided.

Derivative financial instruments:  We use derivative financial instruments to reduce risks associated with movements in interest and foreign currency exchange rates. We may choose to reduce cash flow and earnings volatility associated with interest rate risk exposure on existing variable-rate borrowings or forecasted variable and fixed-rate borrowings. In some instances, lenders may require us to do so. In order to limit interest rate risk on variable-rate borrowings, we may enter into interest rate swaps or interest rate caps to hedge specific risks. In order to limit interest rate risk on forecasted borrowings, we may enter into interest rate swaps, forward starting swaps, forward rate agreements, interest rate locks and interest rate collars. We may also use derivative financial instruments to reduce foreign currency exchange rate risks to our earnings, cash flows and financial position arising from forecasted intercompany foreign currency denominated transactions and net investments in certain foreign operations. In order to limit foreign currency exchange rate risks associated with forecasted, foreign currency denominated intercompany transactions, we may enter into cross-currency interest rate swaps. In order to limit foreign currency exchange rate risks associated with net investments in foreign operations, we may enter into foreign currency forward contracts. We may also use derivative financial instruments to reduce earnings volatility associated with other derivative financial instruments that are not designated as cash flow hedges. We do not use derivative financial instruments for speculative purposes.

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

Under cross currency interest rate swaps, we and the counterparties agree to exchange fixed amounts of foreign currencies calculated by reference to fixed interest rates and notional principal amounts during the agreement period. We also agree to exchange the notional amounts at the end of the agreement period. Under currency forward contracts, we and the counterparties agree to exchange fixed amounts of currencies at the end of the agreement period.

Parties to interest rate and currency exchange agreements are subject to market risk for changes in interest rates and currency exchange rates and risk of credit loss in the event of nonperformance by the counterparty. We do not require any collateral under these agreements but deal only with highly rated financial institution counterparties (which, in certain cases, are also the lenders on the related debt) and expect that all counterparties will meet their obligations.

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

We discontinue hedge accounting when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) we determine that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued due to our determination that the derivative no longer qualifies as an effective fair-value hedge, we will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When hedge accounting is discontinued due to our determination that the derivative no longer qualifies as an effective cash flow hedge, we reclassify the related accumulated other comprehensive income (loss) into earnings when the previously effectively hedged transactions affect earnings. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we will continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording the resulting gain or loss in current period earnings. When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income (loss) and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two month period of time thereafter, the gains and losses that were accumulated in other comprehensive income (loss) will be recognized immediately in earnings. If we discontinue a cash flow hedge because the variability of the probable forecasted transaction has been eliminated, we will reclassify the net accumulated other comprehensive income (loss) to income over the term of the designated hedging relationship. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing subsequent changes in the fair value in current period earnings. Expenses recognized relating to changes in the time value of interest rate cap agreements were insignificant in 2005 and 2004.

Other comprehensive (loss) income

The following tables summarize components of other comprehensive (loss) income:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net (loss) income	$(693)	$20,807	$4,563	$20,502
Other comprehensive (loss) income:
Derivatives designated as hedges	(11,003)	340	(12,678)	(151)
Currency translation adjustment	(5,672)	1,976	(9,112)	(1,567)

Total other comprehensive (loss) income	(16,675)	2,316	(21,790)	(1,718)

Total comprehensive (loss) income	$(17,368)	$23,123	$(17,227)	$18,784

The currency translation adjustment represents the net currency translation adjustment gains and losses related to our European subsidiaries. Amounts are presented net of minority interests.

Financial instruments with characteristics of both liabilities and equity:  We adopted the requirements of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” in the third quarter of 2003; there was no impact on our financial position, operating results or cash flows. However, the minority interests associated with certain of our consolidated joint ventures and our subsidiaries that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS No. 150. As of June 30, 2005, the aggregate book value of these minority interests in finite-lived entities on our Condensed Consolidated Balance Sheet was $92.7 million and we believe that the estimated aggregate settlement value of these interests was approximately $192.5 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we would distribute to our joint venture partners assuming dissolution as of June 30, 2005. As required under the terms of the respective partnership agreements, subsequent changes to the estimated fair value of the assets and liabilities of the consolidated joint ventures will affect our estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Stock compensation expense:  In December 2002, we adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and we continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, operating results or cash flows. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting and generally requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We will adopt the provisions of SFAS 123R as of January 1, 2006. Under SFAS 123R, we will recognize stock-based compensation expenses related to our stock option plans and our Employee Stock Purchase Plan which were previously only subject to disclosure. Although we are still evaluating the transition method under which we will adopt SFAS 123R and are still assessing the impact on our financial position and operating results, we believe that the disclosures of pro forma results required under SFAS 123 approximate our results if we had adopted the provisions of SFAS 123R.

The following table reflects pro forma net (loss) income as if we had recognized stock based compensation expense using the fair value method in accordance with SFAS No. 123:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Net (loss) income:
As reported	$(693)	$20,807	$4,563	$20,502
Add: Stock based compensation expense	858	987	1,330	2,009
Less: Pro forma stock based compensation expense	(1,217)	(1,233)	(2,079)	(2,496)

Pro forma net (loss) income	$(1,052)	$20,561	$3,814	$20,015

Basic net (loss) income per share:
As reported	$(0.08)	$0.39	$(0.03)	$0.31
Pro forma	(0.09)	0.38	(0.06)	0.30

Diluted net (loss) income per share:
As reported	$(0.08)	$0.38	$(0.03)	$0.31
Pro forma	(0.09)	0.38	(0.05)	0.30

Recent accounting pronouncements:  In June 2005, the FASB issued EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” On the background of guidance provided in FIN 46R regarding “kick-out” rights in the context of evaluating variable interests and consolidation of variable interest entities, EITF 04-5 clarifies when a sole general partner should consolidate a limited partnership. EITF 04-5 provides authoritative guidance for purposes of assessing whether a limited partner’s rights are important rights that, under SOP 78-9, might preclude a general partner from consolidating a limited partnership. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We do not believe that the adoption of EITF 04-5 will have a material impact on our financial position, operating results or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 had no material impact on our financial position, operating results or cash flows.

In March 2005, the FASB issued FASB FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlements are conditional on a future event that may or may not be within the control of the entity. FIN 47 indicates that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation will be effective October 1, 2005. We do not believe that the adoption of FIN 47 will have a material impact on our financial position, operating results or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement eliminates the exception to the measurement at fair value for exchanges of similar productive assets and replaces it with an exception for exchange transactions that lack economic substance. The provisions of this statement were effective for transactions occurring after June 15, 2005 and will be applied prospectively. Accordingly, any future exchange of properties or interests in properties will need to be evaluated for economic substance. The adoption of SFAS No. 153 had no material impact on our financial position, operating results or cash flows.

Note 3—Variable Interest Entities and Cumulative Effect of Change in Accounting Principle

Under FIN 46R, a VIE must be consolidated by a company if that company is subject to a majority of the expected losses from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. We adopted FIN 46R as of January 1, 2004.

Prior to June 30, 2005, we had direct and indirect ownership interests in Shurgard Self Storage SCA (Shurgard Europe) of 87.23%. We assessed Shurgard Europe under the provisions of FIN 46R and concluded that it met the definition of a VIE. We also concluded that we were the primary beneficiary effective as of June 2003. As a result, we began consolidating Shurgard Europe in our financial statements beginning January 1, 2004. On June 30, 2005, we acquired the remaining 12.77% ownership interests in Shurgard Europe for approximately $97.4 million in cash. Accordingly, as of June 30, 2005, Shurgard Europe became a wholly owned subsidiary and is no longer a VIE.

Shurgard Europe has created two joint venture entities: First Shurgard SPRL (First Shurgard) formed in January 2003 and Second Shurgard SPRL (Second Shurgard) formed in May 2004. Those joint ventures are expected to develop up to approximately 75 storage facilities in Europe. Shurgard Europe has a 20% interest in these ventures. We have also determined that First Shurgard and Second Shurgard are VIEs, of which Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard has been consolidated in our financial statements since January 1, 2004, and Second Shurgard has been consolidated since inception. At June 30, 2005, First Shurgard and Second Shurgard had aggregate total assets of $286.5 million, total liabilities of $183.9 million, and credit facilities collateralized by assets with net book value of $266.3 million (see Note 7). As of June 30, 2005, First Shurgard’s and Second Shurgard’s creditors had no recourse to the general credit of Shurgard or Shurgard Europe other than Shurgard’s commitment to subscribe to up to $20 million in preferred bonds in a potential event of default of First Shurgard, which was increased in February 2005 by €5 million ($6.0 million as of June 30, 2005), in addition to a €2.5 million ($3.0 million as of June 30, 2005) working capital facility upon modification of certain debt covenants. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe’s partner in the joint venture.

In October 2004, Self-Storage Securitisation B.V. (Securitisation BV), a Dutch limited liability entity in which Shurgard and its subsidiaries have no ownership interest, was formed to issue €325 million in floating rate investment grade bonds. This entity receives interest from Shurgard Europe under a note of a similar amount payable by Shurgard Europe and holds certain derivative instruments to hedge its interest rate exposure on the bonds. We determined that Securitisation BV is a VIE of which Shurgard Europe is the primary beneficiary based on the activity of this entity and due to the fact that the notes issued by Securitisation BV are collateralized by assets of Shurgard Europe. This entity has been consolidated since inception.

Upon adoption of FIN 46R, we recognized a cumulative effect of change in accounting principle of approximately $2.3 million relating to the consolidation of First Shurgard. This is the result of eliminating all intercompany profits from inception of First Shurgard in 2003 as required under FIN 46R. Before 2004, prior to adoption of FIN 46R, we eliminated our 20% ownership share of intercompany profits.

We do not believe that any of our other investees are VIEs under the provisions of FIN 46R.

Note 4—Storage Centers

	June 30, 2005	December 31, 2004
	(in thousands)
Land	$669,772	$662,458
Building	2,427,296	2,405,370
Equipment & Other	76,712	75,660

	$3,173,780	$3,143,488

During the six months ended June 30, 2005, we opened four new storage centers, we acquired ten new storage centers and completed five expansion projects of existing storage centers. We also sold two storage centers that we previously classified as properties held for sale, and we classified an additional property as held for sale.

We completed the following acquisitions during the six months ended June 30, 2005:

In the first quarter of 2005, we acquired one storage center in North Carolina through a 74% owned consolidated subsidiary. We partially financed this $3.0 million acquisition with a mortgage note of $2.2 million collateralized by the property. In the second quarter of 2005, we completed the purchase of six storage centers in North Carolina for an aggregate purchase price of $26 million. These storage centers are managed by members of Morningstar Storage Centers, LLC, with whom we have formed a joint venture that is consolidated in our Condensed Consolidated Financial Statements.

In the second quarter of 2005, we acquired Central Parkway Storage, Inc. (CPI), which owns two storage properties in Florida. We had a preexisting relationship with the shareholders of CPI and as part of the transaction we settled approximately $1.2 million of liabilities due to them. We also settled an option we had to acquire an interest in a property owned by them and recorded a gain on that option of approximately $555,000. The net consideration we issued in these transactions was approximately $10.4 million and consisted of 127,684 shares of common stock ($5.5 million) and cash ($4.9 million). The amount of the consideration allocated to storage centers and related assets acquired was $9.8 million. We also agreed to provide the sellers of CPI, at their request, a line of credit facility collateralized by the stock issued in the acquisition for up to 50% of the value of such stock for a term not to exceed 13 months with monthly interest payable at prime. No advances have been made under this facility.

Also in the second quarter of 2005, we contributed three storage centers in California to a joint venture. The development manager of these storage centers contributed an additional storage center in California (subject to a mortgage due to us) to the venture. We cancelled the mortgage on that storage center and received an approximate 85% interest in the venture; our partner received an approximate 15% interest in the venture. We consolidate this joint venture in our financial statements.

On June 30, 2005, we acquired the remaining third party interest in Shurgard Europe for approximately $97.4 million in cash, net of Fremont’s share of intercompany debt between Shurgard Europe and Shurgard (approximately $8.1 million). The purchase price exceeded the carrying value of the related minority interest by approximately $50.2 million and we allocated $47.0 million to the storage centers owned by Shurgard Europe and its subsidiaries based on the properties’ fair values. The remaining $3.2 million was allocated to goodwill. We will periodically evaluate this goodwill for impairment with reporting units in Shurgard Europe. We acquired this interest in order to gain full control of Shurgard Europe so that we can direct its future activities. We also expect to consolidate certain functions and, over the longer term, eliminate certain redundant costs.

In the first quarter of 2005, we completed the sale of a California storage center and a Washington storage center for proceeds of approximately $13.2 million and recognized aggregate gains of $6.4 million.

In the second quarter of 2005, we recorded an impairment loss of $242,000 related to a change in the estimated fair value of two parcels of land we are holding for sale. We also recorded losses on abandoned development costs.

Construction in progress at June 30, 2005, consisted primarily of 11 storage centers under construction, of which seven were located in Europe and four were located in the United States, and expansion projects for seven existing storage centers in the United States.

Note 5—Other Assets

The following table summarizes other assets:

	June 30, 2005	December 31, 2004
	(in thousands)
Non-competition, trademark and management agreements, net of amortization of $8,934 in 2005 and $8,464 in 2004	$5,079	$912
Financing costs, net of amortization of $30,174 in 2005 and $35,048 in 2004	36,727	39,976
Software costs, net of amortization of $2,577 in 2005 and $2,134 in 2004	12,148	10,551
Prepaid expenses	16,715	15,300
Accounts receivable	31,969	31,025
Notes receivable	6,515	11,697
Other real estate investments	769	738
Other assets, net of amortization of $5,340 in 2005 and $2,039 in 2004	7,259	10,305

Total other assets	$117,181	$120,504

Note 6—Lines of Credit

The following table summarizes our lines of credit:

	June 30, 2005	December 31, 2004	Weighted Average interest rate at June 30, 2005
	(in thousands)
Unsecured domestic line of credit	$257,400	$297,300	3.96%
Unsecured domestic term loan credit facility	300,000	100,000	4.24%

	$557,400	$397,300	4.11%

As of December 31, 2004, we had an unsecured domestic line of credit to borrow up to $360 million and an unsecured term loan agreement for an additional $100 million. These facilities required monthly interest payments at 125 basis points over LIBOR. Both facilities matured on February 26, 2005 and were refinanced with borrowings on new unsecured credit facilities.

In February 2005, we entered into a three-year unsecured revolving credit facility with a group of banks to borrow up to $350 million and a six-month $150 million term loan facility. The term loan was fully drawn at closing. In June 2005, we negotiated an increase of the term loan facility to $300 million and an extension of its maturity date to February 2008. We recognized expenses of approximately $300,000 relating to arrangement fees associated with these changes. We borrowed an additional $150 million on the term loan facility and used the proceeds from this borrowing to fund the acquisition of the remaining interest in Shurgard Europe ($97.4 million) and to repay revolving credit facility borrowings. The revolving credit facility can be extended for one year at our option for a fee. The credit facility and the term loan require monthly interest payments which were 70 and 90 basis points, respectively, over LIBOR at June 30, 2005. As of June 30, 2005, the term loan was fully drawn and availability under the revolving credit facility was $92.6 million. Downgrades made in July 2005 to our senior unsecured debt rating have resulted in an increase of 20 basis points in our interest rate. The credit agreements require us to maintain quarterly maximum debt and secured debt to gross asset value ratios and minimum EBITDA to fixed charges and unencumbered net operating income to unsecured interest expense ratios. The financial covenants also require us to maintain a minimum tangible net worth. A breach of these covenants and other various covenants may result in an acceleration of the maturity of amounts outstanding. The credit agreement restricts dividends and other distributions to a maximum of 95% of adjusted Funds From Operations as defined in the credit facility agreement. As of June 30, 2005, we believe we were in compliance with these financial covenants.

Note 7—Notes Payable

	June 30, 2005 (1)	December 31, 2004
	(in thousands)
Domestic Notes payable
5.875% senior unsecured notes due in 2013	$200,000	$200,000
7.75% senior unsecured notes due in 2011	200,000	200,000
7.625% senior unsecured notes due in 2007	50,000	50,000
Fixed rate mortgage notes payable	168,096	169,510
Maturity dates range from 2006 to 2015
Interest rates range from 5.12% to 8.9%
Variable rate mortgage notes payable	79,671	75,231
Maturity dates range from 2005 to 2010
Interest rates range from 4.02% to 6.25%

European Notes payable
Secured €325 million notes payable due in 2011	392,048	443,299
Interest rate of 2.66% (EURIBOR +0.51%)
Senior credit agreements	153,200	137,764
Maturity dates range from 2008 to 2009
Interest rate of 4.35% (EURIBOR + 2.25%)
Capital leases	9,886	11,112
Maturity dates range from 2011 to 2052
Interest rates range from 6% to 8%

	1,252,901	1,286,916
Discount on domestic senior notes payable	(646)	(695)
Premium on domestic mortgage notes payable	873	981

	$1,253,128	$1,287,202

(1)	All maturities and interest rates are as of June 30, 2005.

First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to €275 million ($331.7 million as of June 30, 2005). As of June 30, 2005, the available amount under those credit facilities was in aggregate €148.0 million ($178.5 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis and can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. In December 2004, we notified the agent for the lenders of First Shurgard’s credit facility that First Shurgard would require modifications to certain of its covenants in order to be in compliance. The lenders agreed to modifications of these covenants in February 2005. No default or acceleration of the credit facility was declared by the lenders. As of June 30, 2005, we believe we were in compliance with the revised covenants.

In February 2005, we entered into one new mortgage agreement to partially finance the purchase of a storage center in North Carolina (see Note 4). This $2.2 million note matures in February 2010 and bears monthly interest of 200 basis points over LIBOR. In November 2004, we entered into a construction loan agreement to borrow up to $3.9 million to develop one storage center. This note matures in May 2007 and bears monthly interest of 195 basis points over LIBOR. As of June 30, 2005, we had drawn $2.4 million on this facility, which is collateralized by the construction in progress of the storage center.

As of June 30, 2005, and December 31, 2004, our notes payable were collateralized by storage centers with net book values of $1.4 billion and $1.18 billion, respectively.

Note 8—Derivative Financial Instruments

We use derivative instruments to manage risks associated with movements in interest rates and foreign currency exchange rates.

We had derivative liabilities of $38.5 million as of June 30, 2005 and $34.0 million as of December 31, 2004, which are included in other liabilities on our Condensed Consolidated Balance Sheets. We had $1.3 million and $3.5 million of derivative assets, which are included in other assets on our Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004, respectively.

In the United States, we previously entered into interest rate swaps that were not designated as hedges, which matured in February 2005 and were extinguished for $14.9 million.

Shurgard Europe has entered into an interest rate swap to effectively fix EURIBOR at 3.714% through October 2011 on €325 million of variable rate debt. This swap is designated as a cash flow hedge and was a liability of $24.5 million and $12.7 million at June 30, 2005 and December 31, 2004, respectively. Shurgard Europe has also entered into foreign currency exchange derivatives designated as cash flow hedges. These instruments were liabilities of $1.2 million at June 30, 2005 and assets of $2.1 million and liabilities of $1.5 million at December 31, 2004. We had undesignated interest rate caps for interest rate changes between October 2011 and October 2014 that we entered into as part of Shurgard Europe’s bond issuance. This interest rate cap was an asset of $3.3 million at June 30, 2005 and expires in October 2014. To offset the earnings impact of the aforementioned cap, we sold an interest rate cap that expires in October 2014 and was a liability of $2.9 million at June 30, 2005.

First Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. In June 2005, we determined that one of these swaps ceased to be an effective hedge and no longer qualified for hedge accounting. This swap matures in March 2006 and the related accumulated other comprehensive losses of €232,000 as of June 30, 2005 ($280,000 as of June 30, 2005), will be reclassified to earnings over the next three quarters when the previously effectively hedged interest payments affect earnings. The weighted-average notional amounts and fixed pay rates of the swaps still designated as cash flow hedges are as follows (euros in millions):

	2005	2006	2007	2008
Notional amounts	€92.7	€123.6	€118.9	€45.1
EURIBOR	3.5%	3.7%	3.8%	3.8%

First Shurgard’s swap agreements were liabilities of $6.4 million at June 30, 2005 and $4.1 million at December 31, 2004.

First Shurgard has also entered into foreign currency exchange derivatives designated as cash flow hedges or economic hedges of net investments in subsidiaries outside the euro zone. These instruments, which mature in May 2008, were liabilities of $0.5 million at June 30, 2005 and assets of $0.8 million and liabilities of $0.5 million at December 31, 2004.

In connection with financing agreements, First Shurgard also entered into call options maturing on May 27, 2008, for the purchase of €15 million for $18.6 million at a fixed exchange rate. This transaction does not qualify for hedge accounting. These instruments were assets of $1.3 million at June 30, 2005 and $2.7 million at December 31, 2004.

Second Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. The weighted-average notional amounts and fixed pay rates of these swaps are as follows (euros in millions):

	2005	2006	2007	2008	2009
Notional amounts	€23.8	€91.4	€123.3	€125.2	€69.3
EURIBOR	3.8%	3.8%	3.7%	3.7%	3.7%

These swap agreements were liabilities of $6.3 million at June 30, 2005 and $2.8 million at December 31, 2004.

Note 9—Shareholders’ Equity

During the three-month periods ended June 30, 2005 and 2004, we issued 28,030 shares and 2,567 shares of common stock, respectively, and during the six-month periods ended June 30, 2005 and 2004 we issued 51,442 shares and 129,643 shares of common stock, respectively, in connection with the exercise of employee stock options and our employee stock purchase plan. On May 10, 2004, we acquired Central Parkway Storage, Inc. (CPI), and as part of the acquisition, we issued 127,684 shares of common stock. We issued 8,270 and 73,825 shares of common stock, respectively, in connection with our Dividend Reinvestment Plan during the three-month periods ended June 30, 2005 and 2004, respectively. During the six-month periods ended June 30, 2005 and 2004 we issued 16,793 and 82,593 shares of common stock, respectively. Additionally, we granted to employees and directors 861 and 1,904 shares of unvested common stock during the three-month periods ended June 30, 2005 and 2004, respectively, and 2,279 and 7,284 shares of unvested common stock for the six-month periods ended June 30, 2005 and 2004, respectively. We cancelled a total of 5,549 shares of restricted stock due to the termination of employees during both the three and six-month periods ended June 30, 2005, compared to 3,834 shares which were cancelled during the six-month period ended June 30, 2004. We recorded stock based compensation expense for restricted shares and discounted stock options of $332,000 and $987,000 respectively, for the three-month periods and $871,000 and $2.0 million, respectively for the six-month periods ended June 30, 2005 and 2004.

Note 10—Income Taxes

Our domestic non-REIT activities are primarily conducted through TRSs. Our foreign non-REIT activities are primarily conducted through six European taxable REIT subsidiaries. In the second quarter of 2005, we transferred ownership interests in certain properties from a taxable entity to the REIT and recorded approximately $413,000 of U.S. federal and state income tax expense related to this transaction.

As of December 31, 2004, Recom SA, a Belgian subsidiary that is subject to foreign income taxes had a tax liability of $1.9 million, which represented the outstanding tax liability for the 2003 tax year, and which was paid in May 2005.

The components of deferred tax assets (liabilities) for Shurgard’s taxable operations at June 30, 2005 and December 31, 2004 are included in the table below. As of June 30, 2005 and December 31, 2004, we had established a valuation allowance against the value of our net deferred tax assets. Given the history of losses of our domestic TRS and of our European operations, we have concluded that there is currently insufficient evidence to justify recognition of the benefits of these deferred tax assets on our books.

	June 30, 2005	December 31, 2004
	(in thousands)
Domestic	$10,097	$10,592
Foreign	78,273	77,019

Net deferred tax asset before valuation allowance	88,370	87,611
Valuation allowance	(88,370)	(87,611)

Net deferred tax asset	$—	$—

Note 11—Restructuring and Exit Costs

In June 2005, we announced plans to change the management structure of Shurgard Europe, including the consolidation of certain national offices and we accrued liabilities for costs associated with these activities, including certain termination benefits payable to certain involuntarily terminated employees and lease termination costs relating to certain leased office facilities that we ceased using as of June 30, 2005. The liability for lease termination costs was determined based on the remaining rental payments under the lease less estimated market sublease payments we might receive should we sublease the space. We expensed $1.3 million, which are included in general, administrative and other expenses in our Condensed Consolidated Statements of Operations, and paid $1.1 million of the termination benefits in June 2005. We expect to expense an additional $300,000 and expect to pay the remaining costs by the end of 2005. The operating leases for facilities we have ceased to use expire in 2009.

In December 2001 and 2003, our Board of Directors approved exit plans to discontinue our containerized storage operations. In connection with these decisions, we accrued incremental costs expected to be incurred during the closing of the warehouses. As of June 30, 2005, we had a remaining liability for those exit plans for operating lease obligations through 2008 for all the warehouses. The liability is recognized at its fair value for the remaining lease rentals, reduced by estimated sublease rentals and is reevaluated periodically. As of June 30, 2005, we had entered into subleasing agreements for all seven warehouses, including some on a month-to-month basis.

The following table summarizes costs incurred since January 2002 for exiting our containerized storage operations which have been applied to this accrual:

(in thousands)
Total accrued exit costs as of January 1, 2002	$2,790
Payments made	(1,771)

Total accrued exit costs as of December 31, 2002	1,019
Payments made	(507)

Total accrued exit costs as of December 31, 2003	512
Exit costs for 2004 warehouse closings	2,276
Payments made	(1,304)

Total accrued exit costs as of December 31, 2004	1,484
Payments made	(526)

Total accrued exit costs as of June 30, 2005	$958

Note 12—Net Income Per Share

The following summarizes the computation of basic and diluted net income per share for the three and six-month periods ended June 30, 2005 and 2004:

	Earnings	Basic & Diluted Per share
	(in thousands except share data)
For the three months ended June 30, 2005
Weighted-average number of shares		46,600
Loss from continuing operations	$(727)
Less: preferred distributions and other	(3,039)

Loss from continuing operations available to common shareholders adjusted	(3,766)	$(0.08)
Discontinued operations	34	—

Net Loss	$(3,732)	$(0.08)

	Earnings	Basic Per share	Effect of dilutive stock options	Diluted Per share
	(in thousands except share data)
For the three months ended June 30, 2004
Weighted-average number of shares		45,763	579	46,342
Income from continuing operations	$8,316
Less: preferred distributions and other	(3,059)

Income from continuing operations available to common shareholders adjusted	5,257	$0.12	$(0.01)	$0.11
Discontinued operations	12,491	0.27	—	0.27

Net Income	$17,748	$0.39	$(0.01)	$0.38

	Earnings	Basic & Diluted Per share
	(in thousands except share data)
For the six months ended June 30, 2005
Weighted-average number of shares		46,557
Loss from continuing operations	$(1,962)
Less: preferred distributions and other	(6,080)

Loss from continuing operations available to common shareholders adjusted	(8,042)	$(0.17)
Discontinued operations	6,525	0.14

Net Loss	$(1,517)	$(0.03)

	Earnings	Basic Per share	Effect of dilutive stock options	Diluted Per share
	(in thousands except share data)
For the six months ended June 30, 2004
Weighted-average number of shares		45,708	641	46,349
Income from continuing operations	$9,858
Less: preferred distributions and other	(6,116)

Income from continuing operations available to common shareholders adjusted	3,742	$0.08	$—	$0.08
Discontinued operations	12,983	0.28	—	0.28
Cumulative effect of change in accounting principle	(2,339)	(0.05)	—	(0.05)

Net Income	$14,386	$0.31	$—	$0.31

Antidilutive stock options and unvested common stock awards excluded for certain periods from the computation of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares or the company incurred a net operating loss during the reporting period, were as follows:

For the three and six months ended
	June 30, 2005	June 30, 2004
Number of options	2.7 million	0.4 million
Range of exercise prices	$ 21.62 to $ 44.01	$ 37.05 to $ 38.05
Expiration on or before	May 2015	June 2014
Unvested common stock awards	124,000	—

Note 13—Foreign operations

We conduct our foreign operations through Shurgard Europe and other European subsidiaries. Our European revenues amounted to $30.9 million, or 26% of our total revenues, and $61.3 million, or 26% of our revenues, for the three and six-month periods ended June 30, 2005, respectively, compared to $23.9 million, or 23% of our total revenues, and $46.5 million, or 23% of our revenues, for the three and six-month periods ended June 30, 2004, respectively.

The functional currency of each of our European subsidiaries, and their subsidiaries, is the local currency of the country in which the entity has operations (euro for members of the European Union that have adopted the euro, Krona for Sweden, Pound Sterling for the United Kingdom and Krone for Denmark). Assets and liabilities are translated at the exchange rate in effect as of the end of each period and income statement accounts are translated at the average exchange rate for each period. Additionally, Recom, a consolidated foreign entity with a U.S. dollar functional currency, has transactions that are denominated in currencies other than U.S. dollars. For Recom, non-monetary assets and liabilities are translated to U.S. dollars at historical exchange rates, monetary assets and liabilities are translated at the exchange rate in effect as of the end of the period and income statement accounts are translated at the average exchange rate for the period.

The results of our operations and our financial position are affected by the fluctuations in the value of the euro against the U.S. dollar. The effects of foreign currency exchange variances on our European assets, liabilities and equity are recognized as a currency translation adjustment in other comprehensive income (loss). Also, we are exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that are not denominated in the functional currency of the subsidiary or the investee.

As a result of our foreign operations, during the three-month periods ended June 30, 2005 and 2004, we recorded foreign exchange losses of $5.7 million and $442,000, respectively. During the six-month periods ended June 30, 2005 and 2004, our international operations recorded foreign exchange losses of $9.6 million and a $2.4 million, respectively.

We are exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that are not denominated in the functional currency of the subsidiary or the investee. In connection with the acquisition of the remaining interest in Shurgard Europe, we reevaluated our plans and expectations with respect to repayment of certain intercompany debt with our European subsidiaries and determined that it is prospectively a long-term-investment as defined in SFAS 52, “Foreign Currency Translation.” Accordingly, we do not expect to recognize exchange gains or losses on this intercompany debt, in future periods in our Condensed Consolidated Statements of Operations, rather, we expect to report these translation adjustments as a component of other comprehensive income (loss). We had foreign exchange losses related to this intercompany debt of $5.1 million and $435,000, respectively, for the three-month periods ended June 30, 2005 and 2004, and losses of $9.1 million and $2.3 million, respectively, for the six-month periods ended June 30, 2005 and 2004, respectively.

Note 14—Discontinued Operations

In 2004, we designated eight storage centers as discontinued operations, six of which were sold in 2004. We sold the remaining two storage centers which were located in California and Washington during the first quarter of 2005, for aggregate proceeds of approximately $13.2 million, resulting in aggregate gains of approximately $6.4 million. In the first quarter of 2005, we designated one additional property in Arizona as held for sale. We have presented the results of operations and gains on sales of these storage centers as discontinued operations for all periods presented.

The following table summarizes income from discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Discontinued operations:
Revenue	$97	$1,133	$277	$2,233
Operating expense	(54)	(431)	(131)	(802)
Depreciation and amortization	—	(130)	(12)	(292)
Real estate taxes	(9)	(71)	(32)	(146)

Operating income from discontinued operations	34	501	102	993
Gain on sale of properties	—	11,990	6,423	11,990

Discontinued operations	$34	$12,491	$6,525	$12,983

Note 15—Segment Reporting

Shurgard has four reportable segments: Domestic Same Store and New Store and European Same Store and New Store. Our definition of Same Store includes existing storage centers acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 to 48 months. New Store includes existing facilities that had not been acquired as of January 1 of the previous year as well as developed properties that have not been operating a full two years as of January 1 of the current year.

These reportable segments allow us to focus on improving results from our existing real estate assets and renting up our new facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. NOI is defined as storage center operations revenue less direct operating expenses and real estate taxes, but does not include any allocation of indirect operating expenses. Indirect operating expenses include certain shared property costs such as bank fees, district and regional management, purchasing, national contracts, personnel, and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Indirect operating expenses are allocated to storage centers based on the number of months in operation during the period and do not include containerized storage operations costs, internal real estate acquisition costs or abandoned development expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers. We do not allocate development and acquisition expense, depreciation and amortization, general, administrative and other, impairment, interest expense, interest income and other, net or minority interest to the segments.

The following table illustrates the results of our Same Store and New Store reportable segments as of and for the three and six-month periods ended June 30, 2005 and 2004. Same Store includes all storage centers acquired prior to January 1, 2004, and developments opened prior to January 1, 2003. New Store represents all storage centers acquired after January 1, 2004, and developments opened after January 1, 2003. Inactive Store represents properties sold during 2005 and 2004:

	For the three months ended June 30, 2005
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Inactive Store	Discontinued Stores	Total
	(in thousands)
Segment revenue	$82,431	$5,899	$25,139	$5,764	$9	$(97)	$119,145
Less unconsolidated joint ventures	—	(761)	—	—	—	—	(761)

Consolidated storage center operations revenue	82,431	5,138	25,139	5,764	9	(97)	118,384
Direct operating and real estate tax expense	27,260	2,803	10,981	4,877	4	(33)	45,892
Less unconsolidated joint ventures	—	(267)	—	—	—	—	(267)

Consolidated direct operating and real estate tax expense	27,260	2,536	10,981	4,877	4	(33)	45,625

Consolidated NOI	55,171	2,602	14,158	887	5	(64)	72,759

Indirect expense	4,372	355	3,305	1,762	—	(30)	9,764
Leasehold expense	1,029	31	498	84	—	—	1,642
Less unconsolidated joint ventures	—	—	—	—	—	—	—

Consolidated indirect and leasehold expense	5,401	386	3,803	1,846	—	(30)	11,406

Consolidated NOI after indirect and leasehold expense	$49,770	$2,216	$10,355	$(959)	$5	$(34)	$61,353

	For the three months ended June 30, 2004
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Inactive Store	Discontinued Stores	Total
	(in thousands)
Segment revenue	$77,863	$1,747	$21,696	$2,163	$1,152	$(1,133)	$103,488
Less unconsolidated joint ventures	—	(345)	—	—	—	—	(345)

Consolidated storage center operations revenue	77,863	1,402	21,696	2,163	1,152	(1,133)	103,143
Direct operating and real estate tax expense	25,557	1,486	10,335	3,121	368	(332)	40,535
Less unconsolidated joint ventures	—	(220)	—	—	—	—	(220)

Consolidated direct operating and real estate tax expense	25,557	1,266	10,335	3,121	368	(332)	40,315

Consolidated NOI	52,306	136	11,361	(958)	784	(801)	62,828

Indirect expense	3,265	146	2,728	1,114	81	(170)	7,164
Leasehold expense	939	—	458	58	—	—	1,455
Less unconsolidated joint ventures	—	(1)	—	—	—	—	(1)

Consolidated indirect and leasehold expense	4,204	145	3,186	1,172	81	(170)	8,618

Consolidated NOI after indirect and leasehold expense	$48,102	$(9)	$8,175	$(2,130)	$703	$(631)	$54,210

	For the six months ended June 30, 2005
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Inactive Store	Discontinued Stores	Total
	(in thousands)
Segment revenue	$160,671	$10,442	$50,437	$10,904	$108	$(277)	$232,285
Less unconsolidated joint ventures	—	(1,423)	—	—	—	—	(1,423)

Consolidated storage center operations revenue	160,671	9,019	50,437	10,904	108	(277)	230,862
Direct operating and real estate tax expense	54,852	5,336	22,766	9,956	61	(114)	92,857
Less unconsolidated joint ventures	—	(553)	—	—	—	—	(553)

Consolidated direct operating and real estate tax expense	54,852	4,783	22,766	9,956	61	(114)	92,304

Consolidated NOI	105,819	4,236	27,671	948	47	(163)	138,558

Indirect expense	8,199	1,230	6,687	3,463	12	(49)	19,542
Leasehold expense	2,158	66	1,020	165	—	—	3,409
Less unconsolidated joint ventures	—	—	—	—	—	—	—

Consolidated indirect and leasehold expense	10,357	1,296	7,707	3,628	12	(49)	22,951

Consolidated NOI after indirect and leasehold expense	$95,462	$2,940	$19,964	$(2,680)	$35	$(114)	$115,607

	For the six months ended June 30, 2004
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Inactive Store	Discontinued Stores	Total
	(in thousands)
Segment revenue	$151,838	$2,819	$43,014	$3,511	$2,754	$(2,233)	$201,703
Less unconsolidated joint ventures	—	(572)	—	—	—	—	(572)

Consolidated storage center operations revenue	151,838	2,247	43,014	3,511	2,754	(2,233)	201,131
Direct operating and real estate tax expense	51,316	2,811	20,511	5,942	1,084	(705)	80,959
Less unconsolidated joint ventures	—	(406)	—	—	—	—	(406)

Consolidated direct operating and real estate tax expense	51,316	2,405	20,511	5,942	1,084	(705)	80,553

Consolidated NOI	100,522	(158)	22,503	(2,431)	1,670	(1,528)	120,578

Indirect expense	6,473	479	5,558	2,147	241	(243)	14,655
Leasehold expense	1,964	—	931	98	—	—	2,993
Less unconsolidated joint ventures	—	(3)	—	—	—	—	(3)

Consolidated indirect and leasehold expense	8,437	476	6,489	2,245	241	(243)	17,645

Consolidated NOI after indirect and leasehold expense	$92,085	$(634)	$16,014	$(4,676)	$1,429	$(1,285)	$102,933

The following table reconciles the reportable segments’ direct and indirect operating expense to consolidated operating expense, for the three and six-month periods ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Consolidated direct operating	$45,625	$40,315	$92,304	$80,553
Consolidated indirect operating and leasehold expense	11,406	8,618	22,951	17,645
Other operating expense	867	629	1,824	1,676

Consolidated operating expense	$57,898	$49,562	$117,079	$99,874

The following table reconciles the reportable segments’ NOI after indirect and leasehold expense per the table above to consolidated (loss) income from continuing operations for the three and six-month periods ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Consolidated NOI after indirect and leasehold expense	$61,353	$54,210	$115,607	$102,933
Other revenue	1,350	1,268	2,736	2,588
Other operating expense	(867)	(629)	(1,824)	(1,676)
Real estate development expense	(2,713)	(681)	(5,643)	(1,032)
Depreciation and amortization	(23,292)	(21,327)	(46,677)	(41,490)
Impairment and abandoned project losses	(868)	(763)	(1,191)	(973)
General, administrative and other	(10,914)	(7,850)	(18,943)	(17,070)
Interest expense	(25,485)	(20,662)	(49,610)	(40,471)
(Loss) gain on derivatives	(1,353)	662	(1,712)	(115)
Foreign exchange loss	(5,715)	(442)	(9,563)	(2,392)
Interest income and other, net	1,268	686	2,228	1,201
Minority interest	6,876	3,821	12,986	8,353
Equity in earnings of other real estate investments, net	12	23	33	25
Income tax expense	(379)	—	(389)	(23)

(Loss) income from continuing operations	$(727)	$8,316	$(1,962)	$9,858

Note 16—Contingent Liabilities and Commitments

The following table summarizes our contractual obligations, commitments and contingent liabilities as of June 30, 2005:

	Payments due by period
	Total	2005	2006-2007	2008-2009	2010 and thereafter
	(in thousands)
Contractual Obligations
Long-term debt	$1,243,015	$76,154	$72,475	$168,490	$925,896
Capital and operating lease obligations	197,379	5,999	18,346	14,239	158,795

Totals	$1,440,394	$82,153	$90,821	$182,729	$1,084,691

	Amount of commitment expiration per period
	Total amounts committed	2005	2006-2007	2008-2009	2010 and thereafter
	(in thousands)
Other Commercial Commitments & Contingent Liabilities
Development contract commitments (1)	$42,343	$33,752	$7,384	$684	$523
Commitment to purchase properties and interests (2)	1,169	1,169	—	—	—
Development loan commitments (3)	2,817	2,817	—	—	—
Outstanding letters of credit and other	5,787	5,542	245	—	—

Totals	$52,116	$43,280	$7,629	$684	$523

(1)	Includes costs to complete for property development and redevelopment projects conducted with contractors. The outstanding commitment is computed based on total estimated project costs less costs incurred to date. This includes $17.6 million of development commitments on our European joint ventures in which we have a 20% ownership interest.
(2)	Includes a commitment to purchase the ownership interest of a minority partner in three joint ventures.
(3)	Includes loan commitments to a California developer to finance the construction of certain storage centers according to our specifications.

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

We are a defendant in litigation filed on October 30, 2002, in the U.S. District Court for the Northern District of California styled as Patricia Scura et al. v. Shurgard Storage Centers, Inc. (Case No. C 02-5246-WDB). The complaint alleges that we required our hourly store employees to perform work before and after their scheduled work times and failed to pay overtime compensation for work performed before and after hours and during meal periods. In December 2004, we reached a tentative agreement to settle this lawsuit. The basic terms of the proposed agreement are reflected in a definitive settlement agreement by the District Court. The District Court established October 7, 2005, as the date for final approval of the settlement agreement. Any class member who objects to the settlement agreement must file objections on or before September 23, 2005. Notwithstanding this proposed agreement, and as an express part thereof, Shurgard continues to deny any and all allegations of wrongdoing raised by this lawsuit. We recognized a $2.75 million liability for the proposed settlement in December 2004 classified in accounts payable and other liabilities on our Condensed Consolidated Balance Sheet. We do not currently believe that the outcome of this litigation will have further material adverse effect on our financial position, operating results or cash flows.

On March 15, 2005, Stephen Zak filed a purported class action suit against us in U.S. District Court for the Western District of Washington styled as Stephen Zak, et al. v. Shurgard Storage Centers, Inc., Charles K. Barbo, and Harrell Beck (Case No. CV05-0417C) for alleged violations of federal securities law. Mr. Zak claimed that we made material misleading misstatements and omissions relating to our financial statements in various public statements and filings, which Mr. Zak alleged led to the artificial inflation of our stock price. The suit sought unspecified damages including attorneys’ fees and costs. On May 26, 2005, we received a copy of a notice of Dismissal without Prejudice filed by the law firms that had represented the plaintiffs. A dismissal without prejudice does not preclude plaintiffs from re-filing the claim in the future.

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

Note 18—Subsequent Events

We completed the sale of two Washington storage centers in July 2005, for cash proceeds of approximately $7.8 million. The sale resulted in a gain of approximately $3.8 million. As of June 30, 2005, those storage centers were classified as operating storage centers on our Condensed Consolidated Balance Sheet because we did not assess their sales as probable at June 30, 2005, due to significant uncertainties and contingencies in the related sales agreement.

Also in July 2005, we completed the sale of a storage center in Tempe, Arizona for cash proceeds of approximately $2.8 million and recorded a gain of approximately $1.7 million. This storage center was classified as held for sale at June 30, 2005.

In July 2005, Standard & Poor’s Ratings Services and Fitch Inc. lowered our senior unsecured credit ratings from BBB to BBB-. As a result, interest rates on our revolving credit facility and term loan facility have increased by 20 basis points.

By letter dated July 8, 2005, Public Storage, Inc. made an unsolicited offer to Shurgard to acquire Shurgard through a fully taxable all stock transaction for the exchange of 0.8 shares of Public Storage common stock for each outstanding share of Shurgard common stock. The Board of Directors met on July 22, 2005 and, with the assistance of financial and legal advisors, conducted a thorough review of the proposal, and unanimously decided to reject the proposal. The Board of Directors determined that a combination of the companies on the terms proposed would not be in the best interests of Shurgard’s shareholders and communicated its rejection of the offer by letter to Public Storage dated July 26, 2005. On August 1, 2005, Public Storage publicly disclosed its interest in combining the two companies on the same terms previously presented, and Shurgard publicly reiterated its rejection of that proposal.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing on Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology. These statements are only predictions. Forward-looking statements are inherently uncertain. Our actual results may differ significantly from our expectations due to uncertainties, including the risk that:

•	changes in economic conditions in the markets in which we operate, and/or competition from new self-storage facilities or other storage alternatives, may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent-up of newly developed properties;

•	new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover or scheduling problems with contractors, subcontractors or suppliers;

•	we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses;

•	tax law changes may change the taxability of future income;

•	increases in interest rates or changes to our credit ratings may increase the cost of refinancing long term debt;

•	our alternatives for funding our business plan may be impaired by economic uncertainty due to the impact of war or terrorism;

•	Shurgard Self Storage SCA, a wholly owned European subsidiary that we refer to as Shurgard Europe, may be adversely affected if it is unable to complete funding of its development joint ventures and maintain compliance with its debt covenants;

•	we may not completely remediate our deficiencies and material weaknesses such that management would be able to conclude that our internal control over financial reporting is effective and our independent registered public accounting firm would be able to express an opinion on the effectiveness of our internal control over financial reporting;

•	we may incur costs related to defending against hostile takeover attempts; and

•	we may be adversely affected by legislation or changes in regulations.

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

OVERVIEW

We own, operate and develop self-storage properties in principal cities in the United States and in Western Europe. Headquartered in Seattle, Washington, in the U.S and Brussels, Belgium, in Europe, we operate as a REIT. Since our founding in 1972, we (and our predecessor company) have steadily grown our business of investing in and operating self-storage facilities. We own or lease, directly and through our subsidiaries and joint ventures, 623 properties containing approximately 39.3 million net rentable square feet and manage 20 properties containing approximately 1.2 million rentable square feet for third parties. Today, we are estimated to be one of the largest self-storage property owners in the United States with a network of 484 storage centers located in 21 different states. We are the largest self-storage owner in Europe with 139 storage centers located in seven countries. We directly own most of these properties but also hold indirect interests through our subsidiaries and joint ventures.

The highlights for the six months ended June 30, 2005, are as follows:

•	In February, we entered into a three-year unsecured revolving credit facility to borrow up to $350 million and a six-month $150 million term loan facility;

•	In June, we increased the size of our term loan facility to $300 million and extended its maturity to February 2008;

•	In June, we acquired the remaining third party interest in Shurgard Europe for approximately $97.4 million;

•	We opened four developments in Europe and completed four redevelopment projects in the US;

•	We acquired seven storage centers in North Carolina, two storage centers in Florida and one in California; and

•	In the first quarter, we completed the sales of two self-storage centers and recognized an aggregate gain of $6.4 million.

CONSOLIDATED STATEMENT OF OPERATIONS

Our financial statements include our European subsidiaries whose functional currency is the euro. Accordingly, our results of operations, financial position and cash flows are affected by fluctuations in the value of the euro against the U.S. dollar. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the end of each period and statement of operations accounts are translated at the average exchange rate for each period. These exchange rates were as follows (in U.S. dollars per euro):

	Three months ended June 30,		Three months ended March 31,
	2005	2004	2005	2004
Average rate	1.26	1.20	1.31	1.25

	As of June 30, 2005		As of December 31, 2004
Closing rate	1.21		1.36

Net income (loss):  We had a net loss of $693,000 for the three months ended June 30, 2005 and net income of $4.6 million for the six months ended June 30, 2005, compared to net income of $20.8 million and $20.5 million for the three months and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2005, the decrease in net income is primarily due to lower gains on sales of properties and higher foreign exchange losses. Additionally, increases in our store operations results were partially offset by higher general administrative and other expenses, real estate development expenses and interest expense.

Total Revenue:  Total revenue of $119.7 million and $233.6 million for the three months and six months ended June 30, 2005, respectively, increased $15.3 million, or 15%, and $29.9 million or 15% compared to the same period in 2004, primarily due to the growth in the number of stores, higher occupancy in our European and domestic storage centers and higher rental rates in the United States. See further discussion of Storage center operations revenue in SEGMENT ANALYSIS.

Operating Expenses:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Direct store operating expenses	$45,625	$40,315	$92,304	$80,553
Indirect operating and leasehold expense	11,406	8,618	22,951	17,645
Other operating expense	867	629	1,824	1,676

Operating expense	$57,898	$49,562	$117,079	$99,874

Direct and indirect store operating expenses increased by $8.1 million, or 17%, and $17.1 million, or 17% for the three months and six months ended June 30, 2005, respectively, compared to the prior year primarily as a result of increase in the number of storage centers and an increase in personnel expenses. See discussion of these expenses under SEGMENT ANALYSIS.

Real estate development expenses:  Real estate development expenses of $2.7 million and $5.6 million for the three months and six months ended June 30, 2005, respectively, increased $2.0 million and $4.6 million, respectively, compared to the same periods in 2004. The increases were primarily due to a lower level of capitalized costs, primarily in Europe, as a result of a lower level of project development activity and to additional costs related to higher levels of acquisition activity.

Impairment and abandoned project losses:  Abandoned project losses relate to previously capitalized costs of development projects that we assess are unlikely to be completed. Such losses were $626,000 and $949,000 for the three months and six months ended June 30, 2005, respectively, approximately the same as incurred in the same periods in 2004. We also recorded impairment losses of approximately $242,000 in the three months ended June 30, 2005, relating to changes in our estimates of the fair values of two parcels of land we are holding for sale. There were no impairment losses recorded in the three or six-month periods ended June 30, 2004.

Depreciation and amortization:  Depreciation and amortization of $23.3 million and $46.7 million for the three months and six months ended June 30, 2005, respectively, increased $2.0 million, or 9%, and $5.2 million, or 13% compared to the same periods in 2004. The increase is due primarily to storage center acquisitions and developments in the latter part of 2004 and in the second quarter of 2005.

General, administrative and other expenses:  General and administrative expenses of $10.9 million and $18.9 million for the three months and six months ended June 30, 2005, respectively, increased $3.0 million, or 38%, and $1.8 million, or 11%, respectively, compared to the same periods in 2004. The major components of these increases are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Personnel expenses	$3,665	$3,268	$7,538	$5,883
Professional fees—audit and consulting	3,174	2,221	5,461	3,051
Restructuring and exit costs	1,346	—	1,346	2,276
Other general and administrative	2,729	2,361	4,598	5,860

General, administrative and other	$10,914	$7,850	$18,943	$17,070

Personnel expenses for the six months ended June 30, 2005, increased primarily as a result of additional positions in the financial reporting and accounting function as well as in our information technology function. Professional fees—audit and consulting consist of costs of consultants assisting with efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and external audit fees. Such costs have increased significantly due to additional efforts since the first quarter of 2005 to comply with the requirements of the Act both for 2004 and 2005. In the second quarter of 2005, we incurred $1.3 million in charges in connection with plans to restructure the management of Shurgard Europe. We continue to evaluate our management structure and may develop additional restructuring plans for which we may record additional expenses in 2005 and 2006. In the first quarter of 2004, we recorded exit costs of $2.3 million in connection with the closing of our containerized storage business. Other increases in general and administrative expenses for the three months ended June 30, 2005, result primarily from higher state and local taxes due to the fact that we had received certain credits in 2004.

Interest expense:  Interest expense of $25.5 million and $49.6 million for the three months and six months ended June 30, 2005, increased $4.8 million, or 23%, and $9.1 million, or 23%, compared to the same periods in 2004. We incurred increases of $2.4 million and $4.9 million in interest expense in Europe for the three months and six months ended June 30, 2005, respectively, due to the refinancing of a variable rate credit facility with bonds that are swapped to a fixed rate and to increased borrowings by our development joint ventures. The remaining increase is due primarily to increased borrowings on our line of credit and to higher interest rates. Higher borrowings were primarily used to finance our acquisition of the remaining interest in Shurgard Europe, property acquisitions and domestic development cost. For the three months and six months ended June 30, 2005, these increases were offset by decreases in amortization expense related to adjustments of an estimated participation rights liability of $1.0 million and $2.0 million, respectively. We retired the remaining participation rights in December 2004 and therefore no related amortization was recorded in 2005.

Loss on derivatives:  This represents loss recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No.133 and in the ineffective portions of those derivatives classified as cash flow hedges. The loss in the first six months of 2005 was primarily the net effect of the change in value of certain domestic interest rate swaps and certain currency forward contracts on the euro that do not qualify for hedge accounting. The domestic interest rate swaps matured and were paid off in February 2005.

Foreign exchange loss:  The foreign exchange losses of $9.6 million and $2.4 million for the six-month periods ended June 30, 2005 and 2004, respectively, and $5.7 million and $442,000 for the three-month periods ended June 30, 2005 and 2004, respectively, relate primarily to intercompany loans with our European subsidiaries that are marked to the period end exchange rate. In connection with the acquisition of the remaining interest in Shurgard Europe, we reevaluated our intercompany debt with our European subsidiaries and determined that it is of a long-term-investment nature. Accordingly, we do not expect to recognize in earnings exchange gains or losses on this intercompany debt in future periods. We had foreign exchange losses related to this intercompany debt of $5.1 million and $435,000 for the three-month periods ended June 30, 2005 and 2004, respectively and losses of $9.1 million and $2.3 million for the six-month periods ended June 30, 2005 and 2004, respectively.

Interest income and other, net:  Interest income and other for the three-month and six-month periods ended June 30, 2005, was $1.3 million and $2.2 million, respectively, compared to a $686,000 and $1.2 million for the same periods in 2004. The increases in the three months and six months ended June 30, 2005, are due primarily to the settlement of an option to acquire an interest in a property owned by one of our joint venture partners.

Minority interest:  The majority of our minority interest benefit results from our 80% partner’s interests in our European joint ventures, First and Second Shurgard. The components of minority interests were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
European 20% owned joint ventures	$5,228	$2,898	$10,178	$5,933
Shurgard Europe	2,256	1,375	4,135	3,188
Domestic joint ventures	(608)	(452)	(1,327)	(768)

Total Minority Interest	$6,876	$3,821	$12,986	$8,353

Income tax expense:  Shurgard Europe is subject to income taxation in the various jurisdictions in which it operates and, as a result of losses it has incurred since its inception, has generated deferred tax assets. Our domestic non-REIT activities (principally our containerized storage business) also incurred losses and generated deferred tax assets. Because we have been unable to demonstrate recoverability of such assets, we have recorded a valuation allowance offsetting these deferred tax assets for each reporting period. As a result, no significant income tax expense or benefit is recorded in our Condensed Consolidated Statements of Operations in relation to the REIT. In the second quarter of 2005, we incurred approximately $413,000 of federal and state income tax expense related to the transfer of ownership interests in certain properties from taxable subsidiaries to the REIT.

Discontinued operations:  In the second quarter of 2004, we recognized $12.0 million in gain on the sale of six operating storage centers, and had no such comparable transaction in the second quarter of 2005. In the first quarter of 2005, we recognized a $6.4 million gain on the sale of the two storage centers. We reclassified the operating income of three storage centers as discontinued operations in the first six months of 2005, and of an additional six storage centers in our 2004 results for properties that we sold throughout 2004.

Cumulative effect of change in accounting principle:  Upon adoption of FIN 46R, in the quarter ended March 31, 2004, we recognized a cumulative effect of change in accounting principle of approximately $2.3 million relating to the consolidation of First Shurgard. This is the result of eliminating all intercompany profits from inception of First Shurgard in 2003 as required under FIN 46R. Before 2004, prior to adoption of FIN 46R, we eliminated our 20% ownership share of intercompany profits.

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

The following tables summarize key operational data for our storage center portfolio as of June 30, 2005 and 2004 that are further discussed below in this section by segment:

	Three months ended June 30, 2005 (1)
	Domestic		Europe		Total
	Amount	% of total	Amount	% of total	Amount	% of total
	(dollars in thousands except average rent)
Same Store (2)
Number of Storage Centers	444	92%	96	69%	540	87%
Segment Revenues	$82,431	93%	$25,139	81%	$107,570	90%
NOI after indirect and leasehold expense	$49,770	95%	$10,355	110%	$60,125	97%
Avg. annual rent per sq. ft. (4)	$11.99		$22.16
Avg. sq. ft. occupancy	86%		78%
Total Storage Center Costs (5)	$1,776,408	89%	$823,157	73%	$2,599,565	83%

New Store (3)
Number of Storage Centers	40	8%	43	31%	83	13%
Segment Revenues	$5,899	7%	$5,764	19%	$11,663	10%
NOI after indirect and leasehold expense	$2,710	5%	$(959)	(10)%	$1,751	3%
Avg. sq. ft. occupancy	75%		45%
Total Storage Center Costs (5)	$218,971	11%	$310,513	27%	$529,484	17%

Combined New and Same Stores
Number of Storage Centers	484	100%	139	100%	623	100%
Segment Revenues	$88,330	100%	$30,903	100%	$119,233	100%
NOI after indirect and leasehold expense	$52,480	100%	$9,396	100%	$61,876	100%
Total Storage Center Costs (5)	$1,995,379	100%	$1,133,670	100%	$3,129,049	100%

	Three months ended June 30, 2004 (1)
	Domestic		Europe		Total
	Amount	% of total	Amount	% of total	Amount	% of total
	(dollars in thousands)
Same Store (2)
Number of Storage Centers	444	96%	96	77%	540	92%
Segment Revenues	$77,863	98%	$22,579	91%	$100,442	96%
NOI after indirect and leasehold expense	$48,102	100%	$8,514	134%	$56,616	104%
Avg. annual rent per sq. ft. (4)	$11.49		$22.46
Avg. sq. ft. occupancy	85%		68%

New Store (3)
Number of Storage Centers	20	4%	28	23%	48	8%
Segment Revenues	$1,747	2%	$2,243	9%	$3,990	4%
NOI after indirect and leasehold expense	$115	0%	$(2,160)	(34)%	$(2,045)	(4)%
Avg. sq. ft. occupancy	51%		16%

Combined New and Same Stores
Number of Storage Centers	464	100%	124	100%	588	100%
Segment Revenues	$79,610	100%	$24,822	100%	$104,432	100%
NOI after indirect and leasehold expense	$48,217	100%	$6,354	100%	$54,571	100%

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Our definition of Same Store results in the addition of storage centers each year as new acquisitions and developments meet the criteria for inclusion, so we then include these storage centers in the previous year’s comparable data. Other storage companies may define Same Store differently, which will affect the comparability of the data.
(3)	Our definition of New Store, as shown in the table above, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as developed properties that have not been operating a full two years as of January 1 of the current year.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(5)	Total costs capitalized to storage centers.

Domestic Same Store

The following table summarizes key operating data for Domestic Same Store as defined at June 30, 2005 (1):

	Number of Properties	Total Storage Center Cost (2)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (3)
				Three months ended		Three months ended
				6/30/2005	6/30/2004	6/30/2005	6/30/2004
		(in millions)
Same Store since 2005	34	$178.3	2,322,000	83%	79%	$12.50	$11.80
Same Store since 2004	59	217.7	4,389,000	81%	78%	8.58	7.96
Same Store since 2003 or prior	351	1,380.4	22,573,000	87%	87%	12.56	12.08

Same Store total	444	$1,776.4	29,284,000	86%	85%	$11.99	$11.49

	Segment Revenue		NOI (after leasehold expense)
	Three months ended		Three months ended
	6/30/2005	6/30/2004	6/30/2005	6/30/2004
	(in thousands)		(in thousands)
Same Store since 2005	$6,515	$5,834	$3,682	$3,184
Same Store since 2004	8,379	7,477	5,092	4,436
Same Store since 2003 or prior	67,537	64,552	45,368	43,747

Same Store total	$82,431	$77,863	$54,142	$51,367

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Total costs capitalized to storage centers since the store was acquired or developed.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

	For the three months ended June 30,				For the six months ended June 30,
Same Store Results (1)	2005	2004	% Change		2005	2004	% Change
	(dollars in thousands except average rent)
Segment revenue	$82,431	$77,863	5.9	%(a)	$160,671	$151,838	5.8	%(a)
Operating expense:
Personnel expenses	9,176	8,656	6.0	%(b)	18,028	16,887	6.8	%(b)
Real estate taxes	7,341	6,679	9.9	%(c)	14,865	13,947	6.6	%(c)
Repairs and maintenance	2,293	2,300	(0.3)%		4,577	4,762	(3.9)%
Marketing expense	2,313	2,015	14.8	%(d)	4,244	3,763	12.8	%(d)
Utilities and phone expenses	2,440	2,507	(2.7)%		5,390	5,391	0.0%
Cost of goods sold	1,197	1,034	15.8	%(e)	2,031	1,781	14.0	%(e)
Store admin and other expenses	2,500	2,366	5.7	%(f)	5,717	4,785	19.5	%(f)

Direct operating and real estate tax expense	27,260	25,557	6.7%		54,852	51,316	6.9%

NOI	55,171	52,306	5.5%		105,819	100,522	5.3%
Leasehold expense	1,029	939	9.6%		2,158	1,964	9.9%

NOI after leasehold expense	54,142	51,367	5.4%		103,661	98,558	5.2%
Indirect operating expense (2)	4,372	3,265	33.9	%(g)	8,199	6,473	26.7	%(g)

NOI after indirect operating and leasehold expense	$49,770	$48,102	3.5%		$95,462	$92,085	3.7%

Avg. annual rent per sq.ft.	$11.99	$11.49	4.4%		$11.91	$11.43	4.2%
Avg. sq.ft. occupancy	86%	85%			85%	84%
Total net rentable sq.ft.	29,284,000	29,284,000			29,284,000	29,284,000
Number of properties as of June 30	444	444			444	444

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

(a) The increases in revenue over the same periods in 2004 are primarily the result of increases in rates and occupancy.

(b) Personnel expenses have increased due to higher salaries and incentive compensation for more experienced store managers and employees that are part of our effort to increase quality of service and reduce employee turnover. Additionally, health insurance costs have increased.

(c) Real estate taxes increased due to higher property tax assessments.

(d) Marketing Expense increased due to increase in localized marketing including dedicated trucks and direct mail programs.

(e) Cost of goods sold increased due to the increase in retail sales.

(f) The Store administrative and other expenses increased because of higher credit card fees. We have been promoting credit card payments to our customers in an effort to reduce delinquent payments. Also, we incurred higher legal services and property insurance costs.

(g) Indirect operating expenses increased primarily due to new management positions in certain regions and new regional field sales and marketing positions and related recruitment costs.

In 2005, we have opened four re-developments, expanding and modernizing 192,000 square feet of rental space on Same Store. All of these storage centers were completed in the second quarter of 2005.

Domestic New Store

The following table summarizes key operating data for Domestic New Store as of June 30, 2005:

	Acquisitions Three months ended June 30,		Developments Three months ended June 30,		Total New Stores Three months ended June 30,
New Store Results (1)	2005	2004	2005	2004	2005	2004
	(dollars in thousands)
Segment revenue	$2,666	$69	$3,233	$1,678	$5,899	$1,747
Direct operating and real estate tax expense	933	3	1,870	1,483	2,803	1,486

NOI	1,733	66	1,363	195	3,096	261
Leasehold expense	—	—	31	—	31	—

NOI after leasehold expense	1,733	66	1,332	195	3,065	261
Indirect operating expense (2)	128	1	227	145	355	146

NOI after indirect operating and leasehold expense	$1,605	$65	$1,105	$50	$2,710	$115

Avg. sq. ft. occupancy	85%	99%	68%	49%	75%	51%
No. of properties	17	1	23	19	40	20

	Acquisitions Six months ended June 30,		Developments Six months ended June 30,		Total New Stores Six months ended June 30,
New Store Results (1)	2005	2004	2005	2004	2005	2004
	(dollars in thousands)
Segment revenue	$4,393	$69	$6,049	$2,750	$10,442	$2,819
Direct operating and real estate tax expense	1,646	3	3,690	2,808	5,336	2,811

NOI	2,747	66	2,359	(58)	5,106	8
Leasehold expense	—	—	66	—	66	—

NOI after leasehold expense	2,747	66	2,293	(58)	5,040	8
Indirect operating expense (2)	381	1	849	478	1,230	479

NOI after indirect operating and leasehold expense	$2,366	$65	$1,444	$(536)	$3,810	$(471)

Avg. sq. ft. occupancy	85%	99%	64%	44%	72%	45%
No. of properties	17	1	23	19	40	20

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

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

The following table summarizes our domestic acquisition activity from 2003 to 2005 as of June 30, 2005:

	Number of Properties	Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy (3)		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				6/30/2005	6/30/2004	6/30/2005	6/30/2004
		(in millions)
Acquisitions in 2005	10	$44.2	754,000	82%	—	$7.70	$—
Acquisitions in 2004	7	52.6	504,000	88%	99%	14.93	9.48
Acquisitions in 2003	20	101.4	1,449,000	83%	82%	12.18	12.06

(1)	Total costs capitalized to storage centers since the store was acquired or developed and excludes related intangible assets.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)	Average occupancy for 2004 includes occupancy for one property acquired as of June 30, 2004.

In the first quarter of 2005, we acquired one property in North Carolina through a 74% owned consolidated subsidiary, Shurgard/Morningstar Storage Centers, LLC, for $3.0 million (including $121,000 paid to secure a non-compete agreement). In the second quarter of 2005, we completed the purchase of six storage centers in North Carolina for an aggregate purchase price of $26 million. These storage centers are managed by members of Morningstar Storage Centers, LLC, with whom we have formed a joint venture that is consolidated in our Condensed Consolidated Financial Statements.

In the second quarter of 2005, we also acquired Central Parkway Storage, Inc. (CPI), which owns two storage properties in Florida. We had a preexisting relationship with the shareholders of CPI and as part of the transaction we settled approximately $1.2 million of liabilities due to them. We also settled an option we had to acquire an interest on a property owned by them and recorded a gain on that option of approximately $555,000. The net consideration we issued in these transactions was approximately $10.4 million and consisted of 127,684 shares of common stock ($5.5 million) and cash ($4.9 million). The amount of the consideration allocated to storage centers and related assets acquired was $9.8 million. We also agreed to provide the sellers of CPI, at their request, a line of credit facility collateralized by the stock issued in the acquisition for up to 50% of the value of such stock for a term not to exceed 13 months with monthly interest payable at prime. No advances have been made under this facility.

Also in the second quarter of 2005, we contributed three storage centers in California to a joint venture. The development manager of these storage centers contributed an additional storage center in California (subject to a mortgage due to us) to the venture. We cancelled the mortgage on that storage center and received an approximately 85% interest in the venture; our partner received an approximately 15% interest in the venture. We consolidate this joint venture in our financial statements.

In 2004, we purchased seven storage centers: one in North Carolina for $6.3 million, two in California for $5.2 million and $8.8 million in two separate transactions, and one in each of Indiana and New Jersey and two in New York for an aggregate $10.8 million plus $17.4 million of assumed debt. The average occupancy of these seven storage centers was 89% as of June 30, 2005.

During 2003, we purchased 20 storage centers. On June 30, 2003, we purchased 19 storage centers totaling 1.4 million net rentable square feet from the owners of Minnesota Mini Storage. These 19 storage centers had an average occupancy of 84% at June 30, 2005. We purchased one additional storage center from a California developer on December 31, 2003 for $6.3 million. Its occupancy was 94% at June 30, 2005.

Domestic Development

Our investment strategy includes development of new storage centers in markets in which we currently operate and where we have identified underserved markets with high barriers to entry. We normally project new storage properties to rent-up at occupancy rates of between 3% and 4% per month. Our current development portfolio is growing at an average 3.7% per month, which is a faster rent up pace than we experienced with our 2003 and 2002 developments. We can give no assurance that the projections noted above regarding the development projects will be met. Actual occupancy levels and rates could be lower if we experience competition from other self-storage properties and other storage alternatives in close proximity to our developments.

The following table summarizes our domestic development key operating data from 2003 to 2004 for the quarter ended June 30, 2005. We did not open any developments in the first half of 2005.

	Number of Properties	Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (2)

				Three months ended,		Three months ended,
				6/30/2005	6/30/2004	6/30/2005	6/30/2004
		(in millions)
Developments in 2004	9	$46.9	507,000	64%	36%	$12.95	$8.75
Developments in 2003	14	75.3	841,000	70%	54%	12.52	10.48

Development total	23	$122.2	1,348,000	68%	49%	$12.67	$10.16

	Segment Revenue		NOI (after leasehold expense)
	Three months ended,		Three months ended,
	6/30/2005	6/30/2004	6/30/2005	6/30/2004
	(in thousands)		(in thousands)
Developments in 2004	$1,163	$294	$435	$(168)
Developments in 2003	2,070	1,384	897	363

Development total	$3,233	$1,678	$1,332	$195

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening, the average annual rent is lower as the store has not been opened a full year.

In 2004, we opened nine new storage centers: Four properties in California, South Carolina, Michigan, and New Jersey were opened in the first quarter; one property in Washington was opened in the second quarter; two storage centers in Pennsylvania and California were opened in the third quarter; and two stores in Texas and Colorado were opened in the fourth quarter. The 2004 developments were open an average of 13 months of operations, had an occupancy rate of 67% at June 30, 2005, and at this stage are performing according to our projections.

The 2003 developments were open an average of 24 months of operations, had an occupancy rate of 73% at June 30, 2005 and at this stage are performing according to our projections.

Domestic development and expansion projects under construction

In addition to the operating properties discussed in Segment Performance, we have properties under construction or pending construction and various expansion projects on existing properties. The following table summarizes the domestic properties under construction as of June 30, 2005:

	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of June 30, 2005
	(dollars in millions)
Developments and expansion projects under construction:
Developments:
Construction in progress	4	$25.7	$11.6
Land purchased pending construction	3	20.8	5.7

Total Developments	7	46.5	17.3
Expansion projects :
Construction in progress	7	11.4	6.6

Total	14	$57.9	$23.9

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

European Same Store

The following tables summarize the performance of European Same Store for the three and six-month periods ended June 30, 2005 and 2004. European Same Store includes properties located in all of the European markets in which we operate, with the exception of Germany, as the first store in that market opened in 2003.

			Percent change compared to prior year quarter
European Same Store comparison by market (1)	Number of Properties	Q2 2005 Average Occupancy	Q2 Segment Revenue	Q2 NOI (after leasehold expenses)		Q2 Occupancy	Q2 Rate
Belgium	17	76%	2.5%	(0.2	)%(a)	5.3%	(1.1	)%(b)
Netherlands	22	71%	15.5%	6.7%		21.9%	(3.6	)%(b)
France	23	83%	11.7%	41.1%		11.4%	0.0%
Sweden	20	79%	12.8%	27.5%		14.4%	1.8%
Denmark	4	87%	35.9%	97.5%		32.4%	0.7%
United Kingdom	10	76%	6.8%	8.1%		18.4%	(8.6	)%(b)

Europe Totals	96	78%	11.3%	20.4%		14.7%	-1.3%

(a)	The decrease in NOI in Belgium is explained by increased personnel and marketing expenses.
(b)	The decrease in rental rates is the result of adjusting our pricing in order to improve occupancy.

	Three months ended June 30,				Six months ended June 30,
Same Store Results (1)	2005	2004	% Change		2005	2004	% Change
	(dollars in thousands except average rent)
Segment revenue	$25,139	$22,579	11.3	%(a)	$50,437	$44,958	12.2	%(a)
Operating expense:
Personnel expenses	3,629	3,392	7.0	%(b)	7,126	6,701	6.3	%(b)
Real estate taxes	1,164	1,131	2.9%		2,358	2,323	1.5%
Repairs and maintenance	806	929	(13.2	)%(c)	1,737	1,846	(5.9	)%(c)
Marketing expense	1,840	2,117	(13.1	)%(d)	4,189	4,073	2.8	%(d)
Utilities and phone expenses	685	585	17.1	%(e)	1,571	1,358	15.7	%(e)
Cost of goods sold	938	845	11.0	%(f)	1,837	1,616	13.7	%(f)
Store admin and other expenses	1,919	1,760	9.0	%(g)	3,948	3,524	12.0	%(g)

Direct operating and real estate tax expense	10,981	10,759	2.1%		22,766	21,441	6.2%

NOI	14,158	11,820	19.8%		27,671	23,517	17.7%
Leasehold expense	498	476	4.6%		1,020	974	4.7%

NOI after leasehold expense	13,660	11,344	20.4%		26,651	22,543	18.2%
Indirect operating expense (2)	3,305	2,830	16.8	%(h)	6,687	5,825	14.8	%(h)

NOI after indirect operating and leasehold expense	$10,355	$8,514	21.6%		$19,964	$16,718	19.4%

Avg. annual rent per sq. ft. (3)	$22.16	$22.46	(1.3)%		$22.90	$22.81	0.4%
Avg. sq. ft. occupancy	78%	68%	14.7%		75%	67%	11.9%
Total net rentable sq. ft.	5,287,000	5,287,000			5,287,000	5,287,000
Number of properties	96	96			96	96

(1)	Amounts for both years have been translated from local currencies to U.S. dollars at a constant exchange rate using the average exchange rates of 2005.

(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Indirect operating expenses do not include internal real estate acquisition costs or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(a) Revenue increased at constant exchange rates, primarily as a result of increases in occupancy that were achieved through increased marketing operations, better management of prices and improved retention of existing customers.

(b) The increase in personnel expenses resulted primarily from increases in the Netherlands and Sweden, where we have recruited more qualified field personnel and restructured incentive compensation.

(c) The decrease in repair and maintenance costs is due to special repair and maintenance projects completed in 2004 in France, the Netherlands and the United Kingdom.

(d) For the six months ended June 30, 2005, the increases in marketing expenses are due to new programs launched in the third quarter of 2004 that were continued in the first quarter 2005, particularly in the Belgium and Netherlands markets. These targeted marketing initiatives and sales training have allowed us to yield positive results in terms of inquiries and improved our ability to close leases. The decrease in marketing expenses for the three months ended June 30, 2005 is a result of a slow down in marketing operations.

(e) The increase in utilities is primarily the result of increased energy prices throughout Europe. For the six months ended June 30, 2005, we also incurred higher heating costs due to a colder winter in 2005.

(f) Increased cost of goods sold is due to higher retail sales.

(g) The increase in store administrative and other expenses results primarily from higher local and other taxes, additional legal costs and higher collection costs.

(h) The increase in indirect expenses is primarily the result of new positions in our support centers in the second half of 2004, in operations, and in our accounting group, which are necessary to support our expansion and the implementation of new internal controls.

The following table presents a reconciliation of the European Same Store results for the three and six-month periods ended June 30, 2004, translated to U.S. dollars at a constant exchange rate to Same Store results translated at the average exchange rate. Each of the categories presented is reconciled in Note 15 to our Condensed Consolidated Financial Statements.

	Same Store (1)	Exchange Difference	Total (2)
	(in thousands)
Three months ended June 30, 2004
Segment revenue	$22,579	$(883)	$21,696
Direct operating and real estate tax expense	10,759	(424)	10,335

Consolidated NOI	11,820	(459)	11,361
Leasehold expense	476	(18)	458

NOI after leasehold expense	11,344	(441)	10,903
Indirect operating expense	2,830	(102)	2,728

Consolidated NOI after indirect and leasehold expense	$8,514	$(339)	$8,175

	Same Store (3)	Exchange Difference	Total (4)
	(in thousands)
Six months ended June 30, 2004
Segment revenue	$44,958	$(1,944)	$43,014
Direct operating and real estate tax expense	21,441	(930)	20,511

Consolidated NOI	23,517	(1,014)	22,503
Leasehold expense	974	(43)	931

NOI after leasehold expense	22,543	(971)	21,572
Indirect operating expense	5,825	(267)	5,558

Consolidated NOI after indirect and leasehold expense	$16,718	$(704)	$16,014

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the second quarter of 2005.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the second quarter of 2004 for purpose of reconciliation with the 2004 Condensed Consolidated Financial Statements.
(3)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first six months of 2005 for the purpose of comparison with the 2005 results.
(4)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first six months of 2004 for purpose of reconciliation with the 2004 Condensed Consolidated Financial Statements.

European New Store

The following table summarizes European New Store operating performance as defined at June 30, 2005:

	Developments		Acquisitions		New Store
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004	2005	2004
	(dollars in thousands)
European New Store Results (1)
Segment revenue	$5,387	$2,243	$377	$—	$5,764	$2,243
Direct operating and real estate tax expense	4,752	3,187	125	—	4,877	3,187

NOI	635	(944)	252	—	887	(944)
Leasehold expense	84	60	—	—	84	60

NOI after leasehold expense	551	(1,004)	252	—	803	(1,004)
Indirect operating expense (2)	1,743	1,156	19	—	1,762	1,156

NOI after indirect operating and leasehold expense	$(1,192)	$(2,160)	$233	$—	$(959)	$(2,160)

Avg. sq. ft. occupancy	44%	16%	79%	—	45%	16%
No. of properties	42	28	1	—	43	28

	Developments		Acquisitions		New Store
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004	2005	2004
	(dollars in thousands)
European New Store Results (1)
Segment revenue	$10,118	$3,648	$786	$—	$10,904	$3,648
Direct operating and real estate tax expense	9,687	6,067	269	—	9,956	6,067

NOI	431	(2,419)	517	—	948	(2,419)
Leasehold expense	165	102	—	—	165	102

NOI after leasehold expense	266	(2,521)	517	—	783	(2,521)
Indirect operating expense (2)	3,407	2,249	56	—	3,463	2,249

NOI after indirect operating and leasehold expense	$(3,141)	$(4,770)	$461	$—	$(2,680)	$(4,770)

Avg. sq. ft. occupancy	40%	13%	78%	—	41%	13%
No. of properties	42	28	1	—	43	28

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rates of 2005.
(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Indirect operating expenses do not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

In August 2004, we acquired a single property storage facility in the United Kingdom. This 38,000 net rentable square feet storage center was purchased for $14.6 million.

The following table presents a reconciliation of the European New Store results for the three and six-month periods ended June 30, 2004 translated to U.S. dollars at a constant exchange rate to New Store results translated at average exchange rate. Each of the categories presented is reconciled in Note 15 to our Condensed Consolidated Financial Statements.

	New Store (1)	Exchange Difference	Total (2)
	(in thousands)
Three months ended June 30, 2004
Segment revenue	$2,243	$(80)	$2,163
Direct operating and real estate tax expense	3,187	(66)	3,121

Consolidated NOI	(944)	(14)	(958)
Leasehold expense	60	(2)	58

NOI after leasehold expense	(1,004)	(12)	(1,016)
Indirect operating expense	1,156	(42)	1,114

Consolidated NOI after indirect and leasehold expense	$(2,160)	$30	$(2,130)

	New Store (3)	Exchange Difference	Total (4)
	(in thousands)
Six months ended June 30, 2004
Segment revenue	$3,648	$(137)	$3,511
Direct operating and real estate tax expense	6,067	(125)	5,942

Consolidated NOI	(2,419)	(12)	(2,431)
Leasehold expense	102	(4)	98

NOI after leasehold expense	(2,521)	(8)	(2,529)
Indirect operating expense	2,249	(102)	2,147

Consolidated NOI after indirect and leasehold expense	$(4,770)	$94	$(4,676)

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the second quarter of 2005 for the purpose of comparison with the 2005 results.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the second quarter of 2004 for purpose of reconciliation with the 2004 Condensed Consolidated Financial Statements.
(3)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first six months of 2005 for the purpose of comparison with the 2005 results.
(4)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first six months of 2004 for purpose of reconciliation with the 2004 Condensed Consolidated Financial Statements.

European Developments

The following table summarizes European developments opened through June 30, 2005 (and one acquisition during the third quarter of 2004) by country:

				Total Net Rentable sq. ft. when all phases are complete	Average Occupancy		Average Annual Rent (per sq. ft) (3) (4)
	Number of Properties	Storage Center Cost			For the three months ended June 30,		For the three months ended June 30,
		Development Cost (1)	Total Cost (2)
					2005	2004	2005	2004
		(in millions)
New store:
Opened in 2005
Germany	1	$5.2	$5.3	47,000	1.9%	—	$—	$—
France	1	4.5	4.5	56,000	3.4%	—	—	—
Denmark	1	6.1	6.1	50,000	9.7%	—	10.31	—
United Kingdom	1	11.8	11.8	37,000	5.9%	—	14.44	—

Total opened in 2005	4	$27.6	$27.7	190,000	5.2%	—	$8.37	$—

Opened in 2004
Germany	4	$25.3	$25.4	202,000	31.5%	—	$17.25	$—
France	4	22.8	22.9	167,000	29.7%	—	19.76	—
Denmark	2	14.0	14.0	101,000	48.9%	8.3%	20.36	6.42
United Kingdom	3	31.2	31.6	123,000	31.4%	1.4%	47.56	50.82

Total opened in 2004 (a)	13	$93.3	$93.9	593,000	33.9%	1.7%	$24.46	$13.97

Opened in 2003
Belgium	1	$3.3	$4.6	45,000	73.2%	45.5%	$14.87	$14.93
Netherlands	7	37.6	39.9	351,000	55.3%	25.2%	19.55	21.41
Germany	5	33.8	33.9	268,000	48.7%	20.1%	14.50	17.07
France	7	41.7	45.4	372,000	51.4%	20.7%	20.85	22.79
Sweden	2	10.9	13.8	94,000	62.6%	31.0%	18.60	17.90
Denmark	1	7.5	10.0	49,000	97.4%	46.0%	22.66	22.85
United Kingdom	3	32.2	41.3	152,000	55.4%	26.7%	40.27	44.18

Total opened in 2003 (b)	26	$167.0	$188.9	1,331,000	55.5%	24.9%	$21.27	$23.20

New Store Total	43	$287.9	$310.5	2,114,000	44.9%	16.2%	$21.81	$22.93

Same store:
Opened in 2002
Belgium	2	$7.0	$9.9	101,000	52.5%	42.9%	$12.67	$13.05
Netherlands	7	38.9	55.1	368,000	60.4%	43.4%	19.53	20.77
France	7	41.5	59.4	378,000	72.3%	57.0%	20.12	20.16
Sweden	3	17.2	25.0	151,000	78.0%	62.4%	22.17	20.73
Denmark	2	14.0	20.0	102,000	86.7%	56.9%	21.94	22.65
United Kingdom	3	33.5	50.4	166,000	74.0%	54.7%	37.78	43.38

Total opened in 2002 (c)	24	$152.1	$219.8	1,266,000	69.3%	52.3%	$22.45	$23.33

Opened in 2001 and before
Belgium	15	$67.8	$101.2	894,000	78.9%	75.8%	$16.24	$16.38
Netherlands	15	77.7	114.9	821,000	76.2%	65.3%	20.67	21.25
France	16	87.9	133.1	854,000	87.3%	81.9%	25.48	25.22
Sweden	17	87.9	137.0	974,000	79.0%	69.9%	20.86	20.79
Denmark	2	12.9	18.7	107,000	86.3%	73.3%	22.24	21.45
United Kingdom	7	65.6	98.5	371,000	77.1%	68.6%	33.89	37.49

Total opened before 2002	72	$399.8	$603.4	4,021,000	80.2%	72.8%	$22.08	$22.38

Same Store Total (d)	96	$551.9	$823.2	5,287,000	77.6%	67.9%	$22.16	$22.46

	Segment Revenue (3)		NOI (3) (after leasehold expense)
	For the three months ended June 30,		For the three months ended June 30,
	2005	2004	2005 (5)	2004
	(in thousands)		(in thousands)
New store:
Opened in 2005
Germany	$—	$—	$(157)	$—
France	1	—	(45)	—
Denmark	21	—	(119)	—
United Kingdom	10	—	(122)	—

Total opened in 2005	$32	$—	$(443)	$—

Opened in 2004
Germany	$291	$—	$(65)	$(88)
France	288	—	(99)	(97)
Denmark	301	23	53	(114)
United Kingdom	497	35	143	(43)

Total opened in 2004 (a)	$1,377	$58	$32	$(342)

Opened in 2003
Belgium	$135	$84	$53	$26
Netherlands	1,003	510	116	(117)
Germany	507	247	29	(262)
France	1,151	529	367	(352)
Sweden	323	164	93	(30)
Denmark	299	148	147	49
United Kingdom	937	503	409	24

Total opened in 2003 (b)	$4,355	$2,185	$1,214	$(662)

New Store Total	$5,764	$2,243	$803	$(1,004)

Same store:
Opened in 2002
Belgium	$182	$152	$37	$18
Netherlands	1,164	882	385	360
France	1,598	1,265	761	276
Sweden	732	555	403	224
Denmark	533	359	287	112
United Kingdom	1,286	1,094	718	546

Total opened in 2002 (c)	$5,495	$4,307	$2,591	$1,536

Opened in 2001 and before
Belgium	$3,154	$3,103	$1,953	$1,976
Netherlands	3,375	3,047	1,758	1,649
France	5,347	4,953	3,104	2,464
Sweden	4,487	4,071	2,374	1,954
Denmark	582	462	300	185
United Kingdom	2,699	2,636	1,580	1,580

Total opened before 2002	$19,644	$18,272	$11,069	$9,808

Same Store Total (d)	$25,139	$22,579	$13,660	$11,344

(1)

Development cost of these projects is reported in U.S. dollars translated at the June 30, 2005 exchange rate of $1.21 to the euro. Operating results (see note (3) below) are reported at the average exchange rate for the second quarter ended June 30, 2005, which was $1.26 to the euro. To the extent these exchange rates differ, we believe this data does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield. The cost of the storage centers exclude the excess cost of approximately $343 million we paid for ownership interests acquired in Shurgard Europe in 2003 and 2005.

(2)	Total cost capitalized to storage centers since the store was acquired or developed. The costs are reported in U.S. dollars translated at the June 30, 2005 exchange rate of $1.21 to the euro. Operating results (see note (3) below) are reported at the average exchange rate which was $1.26 to the euro for the second quarter ended June 30, 2005. To the extent these exchange rates differ, we believe it does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield.
(3)	The amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2005.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. The average annual rent is lower in the first year of operations as the store has not been opened a full year.
(5)	Expenses in some instances may include certain pre-opening costs.

The storage centers are renting up in all markets, as we have continued targeted marketing and training initiatives launched in the second half of 2004, which we believe have started to generate positive results since the latter part of the first quarter of 2005, as illustrated by the improvement in occupancies as follows:

(a) These storage centers, opened in 2004, had an average occupancy of 39.5% as of June 30, 2005, after an average of nine months of operations. In 2004, we developed one store in Shurgard Europe and an aggregate of 11 developments through First Shurgard and Second Shurgard of which six opened in the fourth quarter.

(b) These storage centers, opened in 2003, had an average occupancy of 61.1% as of June 30, 2005, after an average of 20 months of operations.

(c) These storage centers, opened in 2002, had an average occupancy of 73.2% as of June 30, 2005, after an average of 33 months of operations.

(d) These storage centers, comprised in Same Store, had an average occupancy of 80% as of June 30, 2005.

European developments under construction

The following table summarizes European development projects in progress at June 30, 2005. All storage centers under construction were being developed in Shurgard Europe’s joint ventures as of June 30, 2005.

	First Shurgard and Second Shurgard
	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of June 30, 2005
	(dollars in millions)
Construction in Progress
Netherlands	1	$4.5	$0.7
Germany	1	5.7	4.8
France	4	33.1	17.6
United Kingdom	1	9.4	7.5

	7	52.7	30.6
Land purchased pending construction	2	14.6	4.9

Total	9	$67.3	$35.5

(1)	The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See RISK FACTORS in Part I—Item 1 of our 2004 annual report on Form 10-K.)

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

The following table sets forth the calculation of FFO in accordance with the NAREIT definition:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net (loss) income	$(693)	$20,807	$4,563	$20,502
Depreciation and amortization (1)	19,130	18,737	38,865	36,616
Gain on sale of operating properties (2)	—	(11,990)	(6,423)	(11,990)
Cumulative effect of change in accounting principle	—	—	—	2,339

FFO	18,437	27,554	37,005	47,467
Preferred distribution and other	(3,039)	(3,059)	(6,080)	(6,116)

FFO attributable to common shareholders	$15,398	$24,495	$30,925	$41,351

(1)	Excludes depreciation related to non-real estate assets and minority interests in depreciation and amortization and includes depreciation and amortization of discontinued operations.
(2)	We have included in FFO net gains of land and non-real estate operating assets of approximately $566,000 for the three months ended June 30, 2005 and net losses of $6,000 for the three months ended June 30, 2004. We have included in FFO net gains of land and non-real estate operating assets of approximately $554,000 and $24,000 for the six months ended June 30, 2005 and 2004, respectively.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of June 30, 2005.

RELATED PARTY AFFILIATION

Charles K. Barbo, our chief executive officer and chairman of our Board of Directors, indirectly owns a 0.5% ownership interest in a limited partnership known as Shurgard Institutional Fund L.P. I, a consolidated subsidiary of Shurgard. Shurgard owns a 99% interest in this entity.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for payments of operating expenses, debt service, dividends on common and preferred stock, expansions and improvements to existing properties, acquisitions and developments of new properties. We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements. We had cash and cash equivalents of $37.5 million at June 30, 2005 and $50.3 million at December 31, 2004.

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

We filed a shelf registration statement on Form S-3 on September 27, 2002, relating to the issuance from time to time of up to $500 million of common stock, preferred stock and debt securities, which was declared effective on November 8, 2002. As a result of late filings of certain periodic reports, including management’s incomplete report on internal control over financial reporting in our annual report on Form 10-K for the year ended December 31, 2004, we are currently unable to use this shelf registration statement. The inability to use a shelf registration statement could negatively affect our ability to access the public capital markets. We may, however, issue debt and/or equity securities in the future in private placements or in other transactions registered with the Securities and Exchange Commission.

We believe that the development joint venture structure provides several advantages to Shurgard Europe at this stage in its growth. It allows Shurgard Europe to expand the coverage of the Shurgard brand with less capital and, therefore, represents a more efficient use of its capital. Even if Shurgard Europe does not ultimately acquire the properties developed by the joint venture, the development and management fees provide it with a stable source of income. Currently, we employ a joint venture development strategy where we and a private equity partner co-invest approximately 42% of the capital needed for developments; we raise the balance needed through credit facilities collateralized by the properties of the ventures.

In February 2005, we obtained a new $350 million unsecured revolving credit facility and a $150 million unsecured term loan which was fully drawn at closing. These new facilities replaced previously existing facilities that matured in February 2005. The revolving credit facility is available until February 2008, and the term loan was initially available until August 2005. In June 2005, we negotiated an increase in the term loan of $150 million and an extension of its maturity to February 2008. We can, at our option, extend the availability of the revolving credit facility for one year for a fee. The new facilities bear interest at London Interbank Offer Rate (LIBOR) plus a margin based on the ratings assigned to our senior unsecured long-term debt securities. At closing of the facility and at June 30, 2005, our margin was 0.70% on the revolving credit facility and 0.90% on the term loan based on credit ratings by Moody’s Investor Service, Inc. (Moody’s) of Baa2, Standard & Poor’s Ratings Services (S&P) of BBB and Fitch, Inc. (Fitch) of BBB. Subsequent to the closing of the new facility, Moody’s announced a downgrade of our senior unsecured long-term debt to Baa3. In July 2005, S&P and Fitch announced downgrades of our senior unsecured long-term debt to BBB-. As a result, the margins payable on our credit facilities will increase by 0.20%. We can use borrowings under the revolving credit facility for various purposes, including project acquisition and development costs, repayment of debt and other corporate needs. At June 30, 2005, the term loan was fully drawn and availability under the revolving credit facility was $92.6 million.

We are continually evaluating sources of capital and believe they are available to meet our liquidity needs without necessitating sales of properties. In addition to our cash and cash equivalents and availability under our credit facility, we have other sources of capital. We may sell operating properties if market conditions warrant in 2005. We may also contribute properties to joint ventures in exchange for interests in and cash distributions from those ventures. We may also sell peripheral and other land parcels. In addition, most of our domestic operating properties are unencumbered by mortgage debt.

Our contractual cash obligations and commitments as of June 30, 2005, are summarized as follows:

	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Debt:
Scheduled principal payments	$1,532	$5,256	$10,295	$3,309	$2,969	$11,335	$34,696
Balloon Payments	74,622	4,076	52,848	699,708	19,904	914,561	1,765,719
Capital lease obligations	545	929	947	965	984	53,731	58,101
Operating leases	5,454	8,706	7,764	6,448	5,842	105,064	139,278
Construction commitments
Domestic	22,557	—	—	—	—	—	22,557
Shurgard Europe	572	396	562	202	180	233	2,145
First Shurgard	6,470	1,130	216	65	65	290	8,236
Second Shurgard	4,153	4,655	425	86	86	—	9,405
Commitments to lend	2,817	—	—	—	—	—	2,817
Commitment to purchase properties or minority partners interests	1,169	—	—	—	—	—	1,169

Total	$119,891	$25,148	$73,057	$710,783	$30,030	$1,085,214	$2,044,123

The balloon payments due in 2005 include balloon payments due on mortgages in December 2005. These balloon payments are expected to be repaid with proceeds from refinancing, corporate borrowings or borrowings on our credit facility.

First Shurgard and Second Shurgard have senior credit agreements denominated in euro to borrow, in aggregate, up to €275 million ($331.7 million as of June 30, 2005). As of June 30, 2005, the available amount under those credit facilities was in aggregate €148.0 million ($178.5 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis and can be limited if the completion of projects is not timely or if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. We believe we were in compliance with these covenants at June 30, 2005.

Borrowings under both the First Shurgard and Second Shurgard credit facilities may only be used to fund property development costs of First Shurgard and Second Shurgard. We expect that internally generated cash flows within Shurgard Europe will be sufficient to fund Shurgard Europe’s equity commitments to both First Shurgard and Second Shurgard.

The following table summarizes our cash flows activity:

	For the six months ended June 30,
	2005	2004
	(in thousands)
Net cash provided by operating	$44,781	$52,610
Net cash used in investing activities	(184,773)	(48,558)
Net cash provided by financing activities	131,034	21,125
Effect of exchange rate changes on cash and cash equivalents	(3,840)	(1,006)

(Decrease) increase in cash and cash equivalents	(12,798)	24,171
Cash and cash equivalents at beginning of period	50,277	11,670

Cash and cash equivalents at end of period	$37,479	$35,841

The decrease in cash provided by operating activities in 2005 was attributable primarily to the changes in operations described above.

Investing

Cash used in investing activities in 2005 included:

•	$97.4 million paid to acquire the outside interests in Shurgard Europe;

•	$65.4 million invested in new development and expansions of existing storage centers ($44.0 million in Europe); and

•	$34.5 million expended for acquisition of domestic storage centers.

These expenditures were partially offset by $13.0 million of proceeds from the sales of interests in operating storage centers.

The majority of our development in Europe was done through First Shurgard and Second Shurgard, which were financed primarily by borrowings on their credit facilities and by capital contributions by us and our joint venture partners.

Cash used in investing activities in 2004 included:

•	$72.3 million for new development and expansions of existing storage centers ($47.2 million in Europe);

•	$6.3 million expended for acquisition of domestic storage centers, and

•	$2.5 million for acquisitions of additional interests in certain joint ventures.

These expenditures were partially offset by $32.9 million for the consolidation of the cash of Shurgard Europe and $20.7 million of proceeds from sales of properties.

Financing

Cash provided by financing activities in 2005 included:

•	$12.4 million from capital contributions received primarily from partners in First Shurgard and Second Shurgard;

•	$160.1 million of proceeds from net borrowings on our domestic credit facilities; and

•	$33.4 million of proceeds from borrowings on First Shurgard and Second Shurgard credit facilities.

These cash proceeds were partially offset by the following payments:

•	$57.8 million distributions paid on common and preferred stock;

•	$14.9 million to retire certain interest rate swaps; and

•	$3.6 million of costs associated with our new credit facilities.

Cash provided by financing activities in 2004 included:

•	$58.9 million of proceeds from net credit facility borrowings; and

•	$17.1 million of proceeds from net borrowings on notes payable.

These proceeds were partially offset by $55.9 million distributions paid on common and preferred stock.

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

Consolidated and unconsolidated subsidiaries:  We consolidate all wholly-owned subsidiaries. As of January 1, 2004, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46. Under FIN 46R, a variable interest entity (VIE) must be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We assess whether our subsidiaries are VIEs and we consolidated all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the entity, which could result from (i) the ability to elect a majority of the management committee, board of partners or similar authority, (ii) our being named as the managing investor of the entity, or (iii) our providing substantially all of the equity. In assessing the consolidation treatment of partially-owned entities, we also consider the nature of veto rights, if any, held by minority investors. To the extent that a minority investor has substantive veto rights over major decisions, the entity will generally not be consolidated. Entities not consolidated are generally accounted for under the equity method, as we typically have significant influence over unconsolidated subsidiaries and joint ventures. Under the equity method, we recognize our proportionate share of earnings or losses based on our ownership interest and the profit allocation provisions of the entity.

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

Derivatives:  Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss), and subsequently recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Changes in the fair value of derivative instruments not designated as hedging instruments are recognized in earnings. We evaluate the effectiveness of designated hedges at inception and on a quarterly basis. Our main objective in using derivatives is to add stability to interest expense, to manage our exposure to interest rate movements and to reduce our various foreign currency risks. To accomplish these objectives, we use interest rate swaps and caps as part of our cash flow hedging strategy and we use the sale of forward contracts and the purchase of call options to reduce our foreign currency risks. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. The changes in the fair value of derivative instruments may materially affect net income.

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

Recent Accounting Pronouncements

In June 2005, the FASB issued EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” On the background of guidance provided in FIN 46R regarding “kick-out” rights in the context of evaluating variable interests and consolidation of variable interest entities, EITF 04-5 clarifies when a sole general partner should consolidate a limited partnership. EITF 04-5 provides authoritative guidance for purposes of assessing whether a limited partner’s rights are important rights that, under SOP 78-9, might preclude a general partner from consolidating a limited partnership. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We do not believe that the adoption of EITF 04-5 will have a material impact on our financial position, operating results or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 had no material impact on our financial position, operating results or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting and generally requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We will adopt the provisions of SFAS 123R when it becomes effective as of January 1, 2006. Under SFAS 123R we will recognize stock-based compensation expenses related to our stock option plans and our Employee Stock Purchase Plan which were previously only disclosed. Although we are still evaluating under which transition method we will adopt SFAS 123R and are still assessing the impact on our financial position and operating results, we believe that the disclosures required under SFAS 123 approximate our results if we had adopted the provisions of SFAS 123R as of December 31, 2004.

In March 2005, the FASB issued FASB FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlements are conditional on a future event that may or may not be within the control of the entity. FIN 47 indicates that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation will be effective for October 1, 2005. We do not believe that the adoption of FIN 47 will have a material impact on our financial position, operating results or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with an exception for exchange transactions that lack economic substance. The provisions of this statement were effective for transactions occurring after June 15, 2005 and will be applied prospectively. Accordingly, any future exchange of properties or interests in properties will need to be evaluated for economic substance. The adoption of SFAS No. 153 had no material impact on our financial position, operating results or cash flows.

Subsequent Events

We completed the sale of two Washington storage centers in July 2005, for a price of approximately $7.8 million. The sale resulted in a gain of approximately $3.8 million. As of June 30, 2005, those storage centers were classified as operating storage centers on our Condensed Consolidated Balance Sheet because we did not assess their sales as probable at June 30, 2005, due to significant uncertainties and contingencies in the related sales agreement.

On July 11, 2005, we completed the sale of a storage center in Tempe, Arizona for cash proceeds of approximately $2.8 million and recorded a gain of approximately $1.7 million. This storage center was classified as held for sale at June 30, 2005.

In July 2005, Standard & Poor’s Ratings Services and Fitch Inc. lowered our senior unsecured credit ratings from BBB to BBB-. As a result, the margins on our revolving credit facility and term loan facility have increased by 20 basis points.

By letter dated July 8, 2005, Public Storage, Inc. made an unsolicited offer to Shurgard to acquire Shurgard through a fully taxable all stock transaction for the exchange of 0.8 shares of Public Storage common stock for each outstanding share of Shurgard common stock. The Board of Directors met on July 22, 2005 and, with the assistance of financial and legal advisors, conducted a thorough review of the proposal, and unanimously decided to reject the proposal. The Board of Directors determined that a combination of the companies on the terms proposed would not be in the best interests of Shurgard’s shareholders and communicated its rejection of the offer by letter to Public Storage dated July 26, 2005. On August 1, 2005, Public Storage publicly disclosed its interest in combining the two companies on the same terms previously presented, and Shurgard publicly reiterated its rejection of that proposal.

Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk

The table below summarizes annual debt maturities and weighted-average interest rates on outstanding debt at the end of each year (based on a LIBOR 3.33% and a EURIBOR of 2.10% at June 30, 2005 and a forward yield curve for following years) and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at June 30, 2005 (in thousands).

Expected maturity date	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate debt	$1,532	$7,161	$53,238	$21,549	$2,969	$531,647	$618,096	$651,733
Average interest rate	6.74%	6.72%	6.64%	6.63%	6.63%	6.63%

Variable rate LIBOR debt	$74,622	$—	$2,848	$557,400	$—	$2,201	$637,071	$637,071
Average interest rate	4.60%	4.67%	4.87%	4.91%	5.93%	5.99%

Variable rate EURIBOR debt	$—	$2,171	$7,057	$124,068	$19,904	$392,048	$545,248	$545,248
Average interest rate	1.03%	3.06%	3.18%	3.06%	3.44%	3.73%

At June 30, 2005, we were party to pay-fixed, receive-variable interest rate swaps designated as cash flow hedges that effectively fix the EURIBOR rate on portions of our expected variable rate debt through 2011. The notional amounts, the weighted average pay rates and the terms of these agreements are summarized as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter
Notional amounts	$582.4	$660.1	$684.1	$597.4	$475.7	$392.0
EURIBOR	3.64%	3.72%	3.73%	3.72%	3.72%	3.71%

Based on our outstanding variable-rate LIBOR and EURIBOR debt and interest rate swaps at June 30, 2005, a hypothetical increase in these interest rates of 1% would cause our annual interest costs to increase by approximately $6.0 million. All of our EURIBOR debt and notional amounts of interest rate swaps are denominated in euros.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, with the participation of our Disclosure Committee, carried out an assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15(b). Based on and as of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because certain material weaknesses that management identified in its assessment of our internal control over financial reporting as of December 31, 2004, which are further described in our annual report on Form 10-K for the year ended December 31, 2004, had not been fully remediated as of June 30, 2005.

Specifically, material weaknesses identified relate to the following: (i) inadequate resources and expertise in accounting; (ii) a lack of formal account reconciliation procedures; (iii) inadequate controls surrounding the consolidation process and (iv) a lack of formal, written post closing policies and procedures. These material weaknesses have a pervasive effect on our financial accounting and reporting and impact all significant accounts and transactions. Furthermore as we have not completed our assessment under Section 404, other control deficiencies may be identified that individually, or in the aggregate, would be material weaknesses.

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

Changes in Internal Control over Financial Reporting

We made the following changes to our internal control over financial reporting, during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We previously engaged a management consulting firm specializing in internal control documentation and testing to review our internal control over financial reporting and compliance policies in the United States and in Europe. Since April 2005, we engaged the services of a contract project manager to assist us in the preparation of our internal control documentation related to processes in Europe.

•	In April 2005, we engaged Ernst & Young LLP to assist us with documenting, performing testing and reviewing our internal control over financial reporting and to assist us in meeting our responsibility to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

•	We filled four positions with qualified accounting personnel. We will continue to establish new positions as necessary and fill open positions as promptly as possible. However, the demand for qualified accounting and finance personnel is currently very high. In the meantime, temporary employees and contractors have performed year-end and quarter-end close work.

•	We continued to document and implement additional critical accounting policies and procedures to address our internal control issues such as authorization and review of journal entries, documentation of accounting conclusions and development of accounting processes.

In addition, following is a discussion of the steps we have taken, other than during the second quarter of 2005, in an effort to enhance our overall system of internal control over financial reporting and to address certain identified internal control deficiencies, including the material weaknesses discussed above:

•	We have taken several steps to increase the number of qualified accounting and finance personnel within the Company. In January 2004, we appointed an interim Chief Accounting Officer; in September 2004, we appointed a new Chief Financial Officer; and in October 2004, we hired a new Corporate Controller who succeeded to the position of Chief Accounting Officer in March 2005, all with substantial public company accounting and finance experience. We have also established and filled several new positions: In March 2004, we hired a Director of Tax with significant REIT tax experience; in June 2004, we hired a Director of Internal Audit; in August 2004, we added a new Financial Controller in Europe; in October 2004, we hired a Director of Capital Markets. In January 2005, we hired a Director of Financial Reporting with substantial REIT, public company accounting and finance experience. He has informed us that he has accepted another employment opportunity and is leaving the Company and relocating back to the East Coast. In preparation for his departure, in August 2005, we hired a new Director of Financial Reporting with REIT, international and public accounting experience. In July 2005, we hired a new U.S. Finance Controller with international accounting experience. Both our new Director of Financial Reporting and our U.S. Finance Controller have experience with companies that have successfully complied with Section 404 of the Sarbanes-Oxley Act of 2002.

•	In January 2004, the Board of Directors appointed to our Board of Directors and the Audit Committee an additional financial expert, as defined by the SEC rules, who has more than 25 years of audit experience with a nationally recognized auditing firm. In February 2005, our Board of Directors appointed to our Board of Directors and the Audit Committee an additional director with audit and international public company leadership and business experience.

•	Since early 2004, we have drafted and implemented a substantial number of written policies and procedures. During the first quarter of 2005, we drafted and implemented several policies that address significant internal control issues such as performance and review of account reconciliations and delegations of authority for corporate office expenditures.

•	In July 2004, we established a Section 404 Steering Committee, consisting of senior members of management from our Accounting, Finance and Reporting, Legal and Business Information Technology departments, which meets on a weekly basis to monitor our progress and report regularly to our Audit Committee on the status of this project. We continue to evaluate potential improvements to the Company’s accounting and management information systems.

•	We implemented a U.S. GAAP financial statement disclosure requirements checklist in the second quarter of 2004 for use by our U.S. accounting and finance personnel as a reference tool during our interim and year-end reporting periods. In the fourth quarter of 2004, we introduced a modified version of the checklist for use by our European accounting and finance personnel. In mid-2004, management commenced weekly telephone conferences with our European accounting and finance leadership to discuss accounting issues, ensure consistent and proper application of U.S. GAAP and perform a detailed analytical review of our financial reporting. We have also fostered closer cooperation between our U.S. and European accounting and financial reporting teams. Our Director of Financial Reporting provides additional oversight to ensure consistency, to maintain communication and to enhance the knowledge of U.S. GAAP between and within our U.S. and European financial reporting teams.

•

For 2005, we implemented a formalized account reconciliation policy and procedures that included intensive training of our accounting team to ensure that these reconciliations are completed at each period-end on a timely basis. Although temporary employees or contractors reconciled many of our accounts, we intend to have permanent, qualified employees perform these reconciliations in the future. As an interim step until the account reconciliation process is fully functional for all general ledger accounts, during the fourth quarter of 2004 and the first quarter and second quarter of 2005, all of our general ledger accounts were assigned to personnel for reconciliation and all significant accounts have been reconciled as of December 31, 2004, March 31, 2005 and June 30, 2005.

•	Since the third quarter of 2004, we have developed several policies and procedures surrounding the consolidation process and have implemented access controls and other spreadsheet controls over the software tools that we currently use in the consolidation process. Additionally, we conducted a successful parallel close on a new consolidation program for the fourth quarter of 2004 and have been using the new program as our primary consolidation since the first quarter of 2005.

Management is spending additional time for its 2004 assessment to document our remaining processes and controls and to complete testing. Management has made substantial progress in its assessment of our internal control over financial reporting as of December 31, 2004. Once our assessment is complete and our independent registered public accounting firm has completed its attestation of management’s assessment, we will file an amendment to our annual report of Form 10-K to include (i) the report of management on internal control over financial reporting (ii) and the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act and Rule 13(a)-14(a) and Rule 15(d)-14(a) of the Securities and Exchange Act. Management expects to conclude that the Company’s internal control over financing reporting was not effective as of December 31, 2004.

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

We are a defendant in litigation filed on October 30, 2002, in the U.S. District Court for the Northern District of California styled as Patricia Scura et al. v. Shurgard Storage Centers, Inc. (Case No. C 02-5246-WDB). The complaint alleges that we required our hourly store employees to perform work before and after their scheduled work times and failed to pay overtime compensation for work performed before and after hours and during meal periods. In December 2004, we reached a tentative agreement to settle this lawsuit. The basic terms of the proposed agreement are reflected in a definitive settlement agreement by the District Court. The District Court established October 7, 2005, as the date for final approval of the settlement agreement. Any class member who objects to the settlement agreement must file objections on or before September 23, 2005. Notwithstanding this proposed agreement, and as an express part thereof, Shurgard continues to deny any and all allegations of wrongdoing raised by this lawsuit. We recognized a $2.75 million liability for the proposed settlement in December 2004 classified in accounts payable and other liabilities on our Condensed Consolidated Balance Sheet. We do not currently believe that the outcome of this litigation will have further material adverse effect on our financial position, operating results or cash flows.

On March 15, 2005, Stephen Zak filed a purported class action suit against us in U.S. District Court for the Western District of Washington styled as Stephen Zak, et al. v. Shurgard Storage Centers, Inc., Charles K. Barbo, and Harrell Beck (Case No. CV05-0417C) for alleged violations of federal securities law. Mr. Zak claimed that we made material misleading misstatements and omissions relating to our financial statements in various public statements and filings, which Mr. Zak alleged led to the artificial inflation of our stock price. The suit sought unspecified damages including attorneys’ fees and costs. On May 26, 2005, we received a copy of a notice of Dismissal without Prejudice filed by the law firms that had represented the plaintiffs. A dismissal without prejudice does not preclude plaintiffs from re-filing the claim in the future.

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

Part II, Item 2: Sale of Unregistered Securities and Change in Securities and Use of Proceeds

On May 10, 2005, we issued 127,684 shares of our common stock, the equivalent of $5.5 million, to the shareholders of CPI as consideration for the purchase of CPI, which owns two storage centers in Florida. No underwriters were engaged in connection with the issuance and sale of the shares. The shares issued in the transaction were not registered under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated under the Securities Act based on representations and warranties made by the shareholders of CPI in connection with the issuance and sale of the shares.

Part II, Item 4: Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 6, 2005. There were 46,658,253 shares entitled to vote at the meeting and 41,522,557 holders of voting rights were present in person or by proxy at the meeting, representing 89.0% of the total numbers of voting rights. The following matters were submitted for vote to the security holders:

Proposal 1. Election of Directors

Directors	For	Authority Withheld
Anna Karin Andrews	39,294,588	2,227,780
David K. Grant	39,303,452	2,218,916
Raymond A. Johnson	39,302,160	2,220,208
W. Thomas Porter	27,267,359	14,255,008
Gary E. Pruitt	39,235,002	2,287,365

Proposal 2. To approve an amendment to the articles of incorporation declassifying our board and providing for the annual election of all directors.

	For	Against	Abstentions	Broker Non-Votes
To approve an amendment to the articles of incorporation declassifying our board and providing for the annual election of all directors.	41,173,284	208,710	140,561	0

Proposal 3. Ratification of selection of independent auditors

	For	Against	Abstentions
To ratify the selection of independent auditors, PricewaterhouseCoopers LLP	40,732,276	687,473	102,807

Proposal 4. To approve an amendment to the bylaws requiring a majority vote to elect directors

	For	Against	Abstentions	Broker Non-Votes
To approve an amendment to the bylaws requiring a majority vote to elect directors	16,008,665	17,195,440	385,189	7,933,263

There were no broker non-votes for election of directors or the ratification of the selection of our independent auditors because brokers who hold shares for the accounts of their clients have discretionary authority to vote such shares with respect to such matters.

Part II, Item 6: Exhibits

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Designation of Rights and Preferences of Series A Junior Participating Preferred Stock

Exhibit 3.3	Designation of Rights and Preferences of 8.70% Series C Cumulative Redeemable Preferred Stock

Exhibit 3.4	Designation of Rights and Preferences of 8.75% Series D Cumulative Redeemable Preferred Stock

Exhibit 3.5	Restated Bylaws (1)

Exhibit 10.70	Securities Purchase Agreement dated June 28, 2005 among the Company, Fremont SE (L.P.) Ventures, L.L.C., Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) II Ventures, L.L.C., and Fremont SE (G.P.) II Ventures, L.L.C. (Exhibit 10.63) (2)

Exhibit 10.71	Amendment dated June 29, 2005 to Credit Agreement among the Company, Bank of America, N.A. and others (Exhibit 10.64) (2)

Exhibit 31.1	Certification of the Chief Executive Officer of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3	Certification of the President, Chief Operating Officer of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3	Certification of the President. Chief Operating Officer of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated May 6, 2005.
(2)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated June 28, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: August 9, 2005	By:	/s/ DEVASIS GHOSE
Devasis Ghose Executive Vice President and Chief Financial Officer, (Duly Authorized Officer and Principal Financial Officer)

Date: August 9, 2005	By:	/s/ D. LYNN THROWER
D. Lynn Thrower Vice President and Chief Accounting Officer