Form 10-K/A
period 2004-12-31
SHURGARD STORAGE CENTERS INC
filed 2005-10-14
CIK 906933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the registrant’s common stock, as of June 30, 2004: $1,663,202,258

Class A Common Stock, par value $.001 per share, outstanding as of October 3, 2005: 46,793,460 shares

Documents incorporated by reference:    Portions of the registrant’s definitive proxy statement for the 2005 annual meeting of shareholders filed on April 7, 2005 are incorporated by reference in Part III of this Form 10-K.

Explanatory Note

Shurgard Storage Centers, Inc. (“Shurgard,” “we” or the “Company”) is filing this Amendment No. 1 to its annual report on Form 10-K for the fiscal year ended December 31, 2004 to present management’s updated report on internal control over financial reporting which reflects the completion of management’s assessment of our internal control over financial reporting subsequent to the filing of our annual report on Form 10-K on March 29, 2005. This Amendment includes changes to Item 9A of Part II and to the report of our independent registered public accounting firm. We are also updating the subsequent events in Note 26 of Item 8 Part II, the signature page, the Exhibit Index referenced in Item 15 of Part IV and Exhibits 23.1, 23.2, 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3.

Except as described above, this Amendment does not update information presented in our annual report on Form 10-K for the fiscal year ended December 31, 2004, originally filed on March 29, 2005, and does not reflect events that have occurred since such filing date. Information with respect to those events has been or will be set forth, as appropriate, in our subsequent periodic filings, including our quarterly reports on Forms 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 and current reports on Form 8-K. Any reference to facts and circumstances at or as of a “current” date refer to such facts and circumstances as of such original filing date. We are not required to update and have not updated any forward-looking statements previously included in our annual report on Form 10-K as filed on March 29, 2005.

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

International Operations

We have significant international operations that carry additional risks.    We invest in, and conduct, operations outside the United States. With our increased investment and ownership position in Shurgard Europe, we face increased exposure to risks related to Shurgard Europe’s operations. The inherent risks that we face in international business operations include, but are not limited to:

•	currency risks, including currency fluctuations;

•	unexpected changes in legislative and regulatory requirements;

•	potentially adverse tax burdens;

•	burdens of complying with different permitting standards, labor laws and a wide variety of foreign laws;

•	obstacles to the repatriation of earnings and cash;

•	regional, national and local political uncertainty;

•	economic slowdown and/or downturn in foreign markets;

•	difficulties in staffing and managing international operations; and

•	reduced protection for intellectual property in some countries.

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

We may pay taxes even if we continue to qualify as a REIT.    Even if we continue to qualify as a REIT, we are required to pay some federal, state, local and foreign taxes on our income and our property. For example, Shurgard TRS, Inc. and certain of our other corporate subsidiaries have elected to be treated as taxable REIT subsidiaries. We will be subject to a 100% penalty tax on payments we receive from these subsidiaries if the economic arrangements between the REIT and the taxable subsidiaries are not comparable to similar arrangements between unrelated third parties. In addition, all of our European subsidiaries are subject to local taxation. We also could be subject to tax in the event we, among other things:

•	sell property that is considered to be held for sale to customers in the ordinary course of our trade or business (for example, inventory) for federal income tax purposes; and

•	fail to satisfy certain distribution rules, as described below.

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

Of the 610 properties:

•	we owned or leased 475 U.S. properties in 21 states containing approximately 31.2 million rentable square feet including 99 properties in which we hold joint venture interests ranging from 38% to 99%; and

•	we owned or leased 135 properties in seven European countries containing approximately 7.3 million rentable square feet.

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

We have observed that changes in people’s lives or circumstances are the key drivers of demand for short-term storage space. Private individuals represent approximately 70% of our customer base. Business customers looking for expansion or transition storage space make up the balance, although this ratio may vary from storage center to storage center. Our customer base spans a wide range of economic strata and business types. Based on our experience in the business, we have determined that most customers place a high value on convenience through the location of the center and ease of renting, access and moving. Consequently, we have elected to focus our investment activities in densely populated, high quality neighborhoods and offer high quality products and services. We believe a growing segment of prospective customers are willing to pay higher rates for these benefits.

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

Current Industry Trends and Outlook

Supply and Demand

After experiencing a general softening in demand at our U.S. self storage centers in 2002 and 2003, we noticed an increase in inquiries in the fourth quarter of 2003 that remained steady through March 2005. However, certain of our new storage centers, particularly in Europe, are taking a longer period of time, to reach rental stabilization, which we typically consider to be 85% occupancy. In the last several years, new storage centers have been taking 24 to 48 months to reach stabilization. In order to counteract this slowdown in the rent up pace, we have offered reduced rates to attract new customers.

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

As a REIT, our ability to retain cash flow for reinvestment is restricted. In order for us to qualify as a REIT for federal income tax purposes, we are required, among other things, to make distributions to our shareholders of at least 90% of our REIT taxable income. For the years ended December 31, 2004, 2003 and 2002, the Company distributed $112.8 million, $99.3 million and $87.5 million, respectively, to its shareholders. We expect to use our cash flow from operating activities for distributions to shareholders and we intend to invest amounts accumulated for these distributions in short-term investments.

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

Cash provided by financing activities in 2003 included:

•	$178.9 million of net proceeds from the sale of 5.75 million shares of Common Stock;

•	$197.9 million of proceeds from our issuance of senior unsecured notes; and

•	$39.1 million proceeds from new domestic mortgage notes.

These cash proceeds were partially offset by the following payments:

•	$99.3 million distributions paid on our Common and Preferred stock; and

•	$35.8 million repayment of mortgage notes payable;

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

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Our management, including the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer, with the participation of our Disclosure Committee, carried out an assessment of the effectiveness of our disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 13a-15(b). Based on that assessment, as disclosed in our annual report on Form 10-K filed on March 29, 2005, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses described below.

In light of the material weaknesses described below, our management performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria described in Internal Control—Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria). Based on its assessment of the design and related testing of our internal control over financial reporting, management has concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting.

Based on the COSO criteria, management has identified certain control deficiencies that represent material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, the material weaknesses identified were:

(1)	We did not maintain an effective control environment. Specifically, our financial reporting organizational structure was not adequate to support the size, complexity and activities of our domestic and foreign locations. In addition, we lacked adequately documented financial accounting and reporting policies and procedures, related to the timely preparation and review of our interim and annual consolidated financial statements and supporting schedules. This control deficiency contributed to the individual material weaknesses described in (2) through (7) below, which resulted in the restatement of our interim consolidated financial statements for each of the first three quarters in 2004 and audit adjustments to our 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in (2) through (7) below, that would result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(2)	We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of U.S. GAAP commensurate with our financial reporting requirements. Specifically, certain key finance positions were not staffed with individuals possessing the appropriate knowledge, experience and training to meet their responsibilities. In addition, certain individuals were not in their positions for an adequate period of time. This control deficiency resulted in the restatement of our interim consolidated financial statements for each of the first three quarters of 2004 and audit adjustments to the accounts and disclosures in our 2004 annual consolidated financial statements as described in (a) through (h) below and contributed to the individual material weaknesses described in (3) through (6) below. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in (a) through (h) below, that would result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

a)	We did not allocate the amortization of lease incentives for certain operating leases and certain leasehold improvements over the appropriate period, which resulted in audit adjustments to storage center assets and operating expenses in our 2004 annual consolidated financial statements.

b)	We failed to accurately translate, for presentation in our annual consolidated financial statements, the financial statements and disclosures of one of our foreign subsidiaries, which resulted in audit adjustments to the accounts and disclosures of the financial information of one of our foreign subsidiaries in our 2004 annual consolidated financial statements.

c)	We inaccurately allocated foreign currency translation adjustments to minority interests, which resulted in the restatement of our interim consolidated financial statements for each of the first three quarters of 2004 and audit adjustments to the minority interest liability and minority interest income in our 2004 annual consolidated financial statements.

d)	We inaccurately allocated the change in the fair value of cash flow hedges between income and other comprehensive income, which resulted in the restatement of our interim consolidated financial statements for the quarter ended March 31, 2004.

e)	We failed to capitalize interest expense incurred in connection with the development of internal use software, which resulted in audit adjustments to other assets and interest expense in our 2004 annual consolidated financial statements.

f)	We capitalized certain transfer taxes attributable to owned storage centers that should have been expensed, which resulted in audit adjustments to storage center assets and operating expenses in our 2004 annual consolidated financial statements.

g)	We did not allocate the amortization of premiums on domestic notes payable over the appropriate period, which resulted in audit adjustments to domestic notes payable and interest expense in our 2004 annual consolidated financial statements.

h)	We reported as a deduction from equity statutory taxes on certain capital contributions to European subsidiaries that we should have expensed, which resulted in adjustments to equity and operating expenses in our 2004 annual consolidated financial statements.

(3)	We did not maintain effective controls over the period-end financial accounting and reporting processes. Specifically, we did not maintain adequate controls over the preparation of our interim and annual consolidated financial statements, and, our period-end financial accounting and reporting process lacked timely oversight and monitoring by the appropriate personnel necessitated by our decentralized organizational structure. This control deficiency did not result in audit adjustments to our 2004 interim or annual consolidated financial statements. However, this control deficiency contributed to the individual material weaknesses described in (4) through (6) below and could result in a misstatement of significant accounts and disclosures, including those described in (4) through (6) below, that would result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(4)	We did not maintain effective controls over the reconciliation of significant accounts. Specifically, we lacked controls to ensure that we accurately reconciled significant balance sheet and income statement accounts to the underlying data and supporting schedules and that we reviewed such reconciliations on a timely basis. This control deficiency resulted in the restatement of our interim consolidated financial statements for each of the first three quarters of 2004 and audit adjustments to accounts and disclosures in our 2004 annual consolidated financial statements as described in (a) through (c) below. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in (a) through (c) below, that would result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

a)	We did not reconcile intercompany accounts to the underlying data and supporting schedules, which resulted in audit adjustments to intercompany notes receivable and intercompany income in our 2004 annual consolidated financial statements.

b)	We did not reconcile the minority interest accounts to the underlying data and supporting schedules, which resulted in the restatement of our interim consolidated financial statements for each of the first three quarters of 2004 and audit adjustments to the minority interest liability and minority interest income in our 2004 annual consolidated financial statements.

c)	We did not reconcile the other comprehensive income and accumulated other comprehensive income accounts to the underlying data and supporting schedules, which resulted in the restatement of our interim consolidated financial statements for each of the first three quarters of 2004 and audit adjustments to other comprehensive income and accumulated other comprehensive income in our 2004 annual consolidated financial statements.

(5)

We did not maintain effective controls over the consolidation process. Specifically, the consolidation process and related system tools that we used to consolidate our annual and interim consolidated financial statements were inadequate to ensure the accuracy and completeness of our interim and annual consolidated financial statements, and we lacked standard procedures for the authorization and review of consolidation and post-closing journal entries. In addition, we performed the consolidation process primarily on standard spreadsheet software that was not specifically designed or customized for this purpose or adequate given our organizational structure. This control deficiency did not result in audit adjustments to our 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(6)	We did not maintain effective controls over the authorization and review of manual journal entries. Specifically, we did not adequately review and approve manual journal entries prior to posting them to the general ledger or we lacked sufficient evidence that we adequately reviewed and approved the manual journal entries prior to posting them to the general ledger. This control deficiency resulted in the restatement of our interim consolidated financial statements for the first three quarters of 2004 to correct misstatements in the minority interest liability and the related minority interest income, other comprehensive income and accumulated other comprehensive income related to foreign currency translations. This control deficiency also resulted in the restatement of our interim consolidated financial statements for the quarter ended March 31, 2004 to correct misstatements in losses on derivatives and the related derivative instruments. Further, this control deficiency resulted in audit adjustments to our 2004 annual consolidated financial statements relating to the minority interest liability and the related minority interest income; other comprehensive income and accumulated other comprehensive income related to foreign currency translations; interest expense and domestic notes payable; and storage center assets, accumulated depreciation and depreciation expense. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including the significant accounts and disclosures identified above, that would result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(7)	We did not maintain effective controls to ensure the validity of certain capital acquisitions. Specifically, we lacked effective controls over the review and approval of invoices related to storage center construction in progress. This control deficiency did not result in audit adjustments to our 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of storage center construction in progress, accumulated depreciation and depreciation expense that would result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

We made the following changes to our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	In October 2004, we appointed a Director of Capital Markets and hired a new Corporate Controller with substantial public company accounting and finance experience.

•	We conducted a successful parallel close on a new consolidation software program.

•	We introduced a modified version of our U.S. GAAP financial statement disclosure requirements checklist for use by our European accounting and finance personnel.

Recent Developments Relating to Our Internal Control over Financial Reporting

In 2005, we have taken additional steps to improve our internal control over financial reporting.

To strengthen our financial reporting organizational structure, we established and filled several new positions:

•	In January 2005, we created the position of Director of Financial Reporting. Our current Director of Financial Reporting has significant REIT, international and public accounting experience.

•	In September 2005, we hired an Internal Audit Manager in Europe.

To improve the overall accounting knowledge, experience and training of our accounting and finance staff:

•	We hired ten additional qualified accounting and finance personnel in addition to our Director of Financial Reporting and our Internal Audit Manager in Europe.

•	We have updated our U.S. GAAP financial statement disclosure requirements checklists for use by our U.S. and European accounting and finance personnel as a reference tool during our interim and year-end reporting periods. We have also fostered closer cooperation between our U.S. and European accounting and financial reporting teams through, for example, regular meetings and visits between the teams, implementing U.S. GAAP training and regular review of U.S. GAAP accounting issues. Our Director of Financial Reporting, who has international business experience, provides additional oversight to ensure consistency, to maintain communication and to enhance the knowledge of U.S. GAAP between and within our U.S. and European financial reporting teams.

To improve our processes and controls over period-end financial accounting and reporting and the preparation of our interim and annual consolidated financial statements we have drafted and implemented written policies and procedures that address our internal control issues such as delegations of authority for corporate office expenditures, authorization and review of manual journal entries, documentation of accounting conclusions and development of accounting processes. Our recently implemented written policies and procedures regarding the delegation of authority for corporate office expenditures also provide greater assurance as to the validity of our capital acquisitions.

To improve our controls over the reconciliation of significant accounts, we implemented a formalized account reconciliation policy and procedures that included intensive training of our accounting team both in the U.S. and Europe to ensure that these reconciliations are completed at each period-end on a timely basis. Although temporary employees or contractors reconciled many of our accounts, we intend to have permanent, qualified employees perform these reconciliations in the future. As an interim step until the account reconciliation process is fully functional for all general ledger accounts, all significant general ledger accounts were assigned to personnel for reconciliation and subsequent to period end were reconciled for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005.

We have developed policies and procedures to improve our controls over the consolidation process and have implemented access controls and other spreadsheet controls over the software tools that we currently use in the consolidation process. Additionally, we have successfully used our new consolidation software program as our primary consolidation tool for the first and second quarters of 2005.

In addition to implementing our written policies and procedures regarding the authorization and review of manual journal entries, we have further improved our controls in this area through improved documentation of manual journal entries and by conducting manual journal entry training for all accounting personnel.

To improve our overall control environment:

•	In February 2005, the Board of Directors further strengthened our internal control over financial reporting by appointing to our Board of Directors and the Audit Committee an additional director with audit and international public company leadership and business experience.

•	In April 2005, we engaged a contract project manager to assist us in the preparation of our internal control documentation related to processes in Europe.

•	In April 2005, we engaged Ernst & Young LLP to assist us with documenting processes, performing testing and reviewing our internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act of 2002 for the year 2005.

•	Our Section 404 Steering Committee, consisting of senior members of management from our Accounting, Finance and Reporting, Legal and Business Information Technology departments, continues to meet on a weekly basis to monitor our progress and report regularly to our Audit Committee on the status of this project.

•	We continue to evaluate and implement improvements to our accounting and management information systems.

•	We have developed a remediation plan to address the deficiencies identified in our internal control over financial reporting, including the material weaknesses described above in our Management’s Report.

•	We have created and implemented additional processes to strengthen preparation, review and documentation procedures.

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

(3) Exhibits

2.1	Agreement and Plan of Merger dated as of December 19, 1994 between the Registrant and Shurgard Incorporated†

2.2	Articles of Merger of SSC Acquisitions, Inc. and Shurgard Storage Centers, Inc. (Exhibit 3.5)(1)

2.3	Securities Purchase Agreement dated March 10, 2003 between SSC Benelux Inc. as Buyer, SSC General Partner (Guernsey) Limited and SSC Partner (Guernsey) Limited as Seller, and Credit Suisse First Boston Europe (Limited) (Exhibit 10.43)(2)

2.4	Securities Purchase Agreement dated June 11, 2003 between SSC Benelux Inc. as Buyer, REIB Europe Operator Limited and REIB International Holdings Limited as Seller (Exhibit 10.26)(3)

2.5	Securities Purchase Agreement dated June 11, 2003 between SSC Benelux Inc. as Buyer, AIG Self Storage GP, LLC, AIG Self Storage LP, LLC and AIRE Investments, Sarl, as Sellers (Exhibit 10.28)(3)

2.6	Amended and Restated Agreement and Plan of Merger dated June 30, 2003 by and among Shurgard Storage Inc. (“Shurgard”) SSCI Minnesota Corporation (“Merger Subsidiary”) and Two S Properties, Inc., Three S Properties, Inc., Superior Storage I, LLC, Superior Storage II, LLC, Superior Woodbury, LLC (collectively, the “Companies”) and the revocable Trust of Gerald A. Schwalbach, the revocable Trust of Patrick L. Stotesbery (collectively, the “Trusts”), and Gerald A. Schwalbach, Patrick L. Stotesbery (Exhibit 10.23)(3)

2.7	Securities Purchase Agreement dated September 2003 between SSC Benelux Inc. as Buyer, Grana International SA, Restructuring Competence SA, European Self Storage SA, Ake Fogelberg, and Patrick Metdepenninghen as Sellers (Exhibit 10.29)(3)

2.8	Purchase and Sale Agreement (Membership Interests) dated as of June 25, 2004 between Shurgard Development IV, Inc., Shurgard Storage Centers, Inc. and CCPRE-Storage, LLC (Exhibit 10.39)(4)

3.1	Articles of Incorporation of the Registrant (Exhibit 3.1)(1)

3.2	Restated Bylaws of the Registrant (Exhibit 3.7)(1)

3.3	Designation of Rights and Preferences of Series A Junior Participating Preferred Stock (Exhibit 3.2) (1)

3.4	Designation of Rights and Preferences of 8.7% Series C Cumulative Redeemable Preferred Stock (Exhibit 3) (5)

3.5	Designation of Rights and Preferences of 8.75% Series D Cumulative Redeemable Preferred Stock (Exhibit 3.8)(1)

4.1	Amended and Restated Rights Agreement dated as of March 12, 2004 between the Registrant and American Stock Transfer & Trust Corporation (Exhibit 2.1)(6)

4.2	Indenture dated April 25, 1997 between the Registrant and LaSalle National Bank, as Trustee (Exhibit 10)(7)

4.3	Supplemental Indenture dated July 11, 1997 (Exhibit 4.4)(8)

4.4	Form of 7 1/2% Notes due 2004 (Exhibit 4.1)(9)

4.5	Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(9)

4.6	Form of 7 3/4% Notes due 2011 (Exhibit 4.4)(10)

4.7	Form of 5.875% Notes due 2013 (Exhibit 4.1)(11)

4.8	Registration Rights Agreement dated June 30, 2003, between Shurgard Storage Centers, Inc., Gerald A. Schwalbach, as Trustee of the Revocable Trust of Gerald A. Schwalbach, Patrick L. Stotesbery, as Trustee of the Revocable Trust of Patrick L. Stotesbery, NDLC Limited Partnership, and NBS Associates Limited Partnership (Exhibit 4.8)(3)

4.9	Registration Rights Agreement dated September 2003 between Shurgard Storage Centers, Inc, and Grana International SA, Restructuring Competence SA, European Self Storage SA, Ake Fogelberg, and Patrick Metdepenninghen (Exhibit 4.9)(3)

4.10	Amendment No. 1 dated December 1, 2003 to Registration Rights Agreement dated September 2003 between Shurgard Storage Centers, Inc, and Grana International SA, Restructuring Competence SA, European Self Storage SA, Ake Fogelberg, and Patrick Metdepenninghen (Exhibit 4.9)(3)

10.1	Amended and Restated 1993 Stock Option Plan (Exhibit 10.7)(12)*

10.2	Amended and Restated Stock Incentive Plan for Nonemployee Directors (Exhibit 10.7)(13)*

10.3	1995 Long-Term Incentive Compensation Plan(14)*

10.4	2000 Long-Term Incentive Compensation Plan (Exhibit 10.27)(15)*

10.5	Form of Non-Qualified Stock Option Notice of Grant (under 2000 LTIP Plan)*†

10.6	Form of Incentive Stock Option Notice of Grant (under 2000 LTIP Plan)*†

10.7	2004 Long-Term Incentive Compensation Plan(16)*

10.8	Form of Non-Qualified Stock Option Notice of Grant (under 2004 LTIP Plan)*†

10.9	Form of Incentive Stock Option Notice of Grant (under 2004 LTIP Plan)*†

10.10	Form of Restricted Stock Award Agreement (under 2000 LTIP Plan or 2004 LTIP Plan)*†

10.11	Amendment dated January 30, 2001 to 1996 Employee Stock Purchase Plan dated January 30, 2001 (Exhibit 10.1)(17)

10.12	Amended and Restated Class A Common Stock Dividend Reinvestment Plan, dated January 30, 2001 (Exhibit 10.2)(17)

10.13	Form of Senior Management Employment (upon Business Combination) Agreement (Exhibit 10.1) and schedule of actual agreements*†

10.14	Senior Management Employment Agreement dated December 17, 2003 between Shurgard Storage Centers, Inc. and David Grant (Exhibit 10.35)(3)*

10.15	Partnership Agreement, dated April 28, 1998, between Shurgard Development I, Inc. and Fremont Storage Partners I, L.P. forming Shurgard/Fremont Partners I (Exhibit 1.1)(19)

10.16	Partnership Agreement, dated March 17, 1999, between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II (Exhibit 10.1)(20)

10.17	First Amendment to Partnership Agreement between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II as of April 27, 1999 (Exhibit 10.2)(20)

10.18	Limited Liability Company Agreement forming CCP/Shurgard Venture, LLC dated May 12, 2000 between Shurgard Development IV, Inc. and Chase Capital Partners Real Estate Storage, LLC (Exhibit 10.2)(21)

10.19	Amended and Restated Limited Liability Company Agreement of CCP/Shurgard Venture, LLC dated December 26, 2000 between Shurgard Development IV, Inc. and CCPRE-Storage, LLC (Exhibit 10.34)(15)

10.20	Loan Agreement dated December 28, 2000 between CCP/Shurgard Venture, LLC and General Electric Capital Corporation (Exhibit 10.35)(15)

10.21	Contribution Agreement dated December 28, 2000 between Shurgard Development IV, Inc., Shurgard Storage Centers, Inc., Shurgard Texas L.P., SSC Evergreen, CCPRE-Storage, LLC, and CCP/Shurgard Venture, LLC (Exhibit 10.36)(15)

10.22	Joint-Venture Agreement with respect to SSC Benelux & Co. S.C.A. dated October 8, 1999, between Shurgard Storage Centers, Inc., SSC Benelux, Inc., Shurope Storage S.A., Recom & Co, S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., as Existing Partners, and REIB Europe Operator Limited, REIB International Holdings Limited, Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., SSC General Partner (Guernsey) Limited, SSC Partner (Guernsey) Limited, AIG Self Storage GP, LLC, AIG Self Storage LP, LLC, as Investors, and Deutsche Bank Aktiengesellschaft, London, Fremont Investors, Inc., Credit Suisse First Boston (International) AG, AIG Global Real Estate Investment Corp., Credit Suisse First Boston (Europe) Limited, and SSC Benelux & Co. S.C.A. (Exhibit 10.42)(22)

10.23	Addendum No. 3 dated September 2003 (superseding Addenda Nos. 1 and 2) to Joint Venture Agreement of October 8, 1999 between Shurgard Storage Centers, Inc., SSC Benelux, Inc., Shurope Storage S.A., Recom & Co, S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., Fremont SE (G.P.) II Ventures, L.L.C., Fremont SE (L.P.) II Ventures, L.L.C., Fremont Investors, Inc., and Shurgard Self Storage SCA (Exhibit 10.33)(3)

10.24	Addendum No. 4 dated June 7, 2004 to Joint Venture Agreement of October 8, 1999 between Shurgard Storage Centers, Inc., SSC Benelux, Inc., Shurope Storage S.A., Recom & Co, S.N.C., E-Parco S.A.R.L., European Self Storage S.A., Restructuring Competence S.A., Grana International S.A., Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) Ventures, L.L.C., Fremont SE (G.P.) II Ventures, L.L.C., Fremont SE (L.P.) II Ventures, L.L.C., Fremont Investors, Inc., and Shurgard Self Storage SCA (Exhibit 10.45)(23)

10.25	Revolving Credit Agreement dated October 11, 1999 Relating to the Development of Self Storage Centres by SSC Benelux & Co. SCA Group, between SSC Benelux & Co. SCA as Borrower, Arranged by Credit Suisse First Boston (Europe) Limited, as amended (Exhibit 10.13)(3)

10.26	Supplemental Agreement dated as of December 18, 2003 between Shurgard Self Storage SCA as Borrower, and Citibank N.A., London Branch, as Agent, Credit Suisse First Boston, as Security Trustee, and Citibank International plc, Belgium Branch, as the Bank, to the Credit Agreement dated October 11, 1999 (as amended and restated) between Shurgard Self Storage SCA, as Borrower, Credit Suisse First Boston, as Agent and Security Trustee, and certain Financial Institutions, as the Banks (Exhibit 10.30)(3)

10.27	Supplemental Agreement dated January 26, 2004 to the Credit Agreement dated October 11, 1999 between Shurgard Self Storage S.C.A. as Borrower and Citibank N.A., London Branch, as Agent, Credit Suisse First Boston, as Security Trustee, and Citibank International plc, Belgium Branch, as the Bank. (Exhibit 10.38)(24)

10.28	Third Amended and Restated Loan Agreement dated February 26, 2001 among Shurgard Storage Centers, Inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. (Exhibit 10.37)(15)

10.29	First Amendment dated November 27, 2001 to Third Amended and Restated Loan Agreement among Shurgard Storage Centers, Inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. (Exhibit 10.41)(22)

10.30	Second Amendment dated April 12, 2004 to Third Amended and Restated Loan Agreement among Shurgard Storage Centers, inc., and Bank of America, N.A., Bank One, N.A. Commerzbank AG, New York and Grand Cayman Branches and U.S. Bank, N.A. (Exhibit 10.52)(25)

10.31	Term Loan Agreement dated April 5, 2004 among Shurgard Storage Centers, Inc., certain lenders and Bank of America, N.A. (Exhibit 10.51)(25)

10.32	Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.4)(26)

10.33	Amendment No.1 dated May 26, 2003 to the Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.32)(3)

10.34	Amendment No. 2 dated December 3, 2003 to the Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.34)(3)

10.35	Amendment No. 3 dated October 14, 2004 to the Subscription Agreement dated May 27, 2002 between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.46)(23)

10.36	Variation Agreement dated June 24, 2003 between SSC Benelux Inc. as Buyer, REIB Europe Operator Limited and REIB International Holdings Limited as Seller (Exhibit 10.27)(3)

10.37	Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl (Exhibit 10.1)(27)

10.38	Addendum dated February 28, 2003 to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl†

10.39	Addendum No. 2 dated May 26, 2003 to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl (Exhibit 10.2)(27)
10.40	Addendum No. 3 dated as of September 22, 2003 to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl†

10.41	Amendment dated January 3, 2003 to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl†

10.42	Amendment No. 2 dated May 26, 2003 to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl (Exhibit 10.3)(27)

10.43	Development Agreement dated May 26, 2003 with respect to First Shurgard Sprl between Shurgard Self Storage SCA and First Shurgard Sprl (Exhibit 10.1)(27)

10.44	Property Asset Management Agreement dated May 26, 2003 with respect to First Shurgard Sprl between Shurgard Self Storage SCA and First Shurgard Sprl (Exhibit 10.4)(27)

10.45	Amendment Agreement dated September 20, 2004 regarding the Development Agreement and the Property Asset Management Agreement with respect to First Shurgard Sprl between Shurgard Self Storage SCA and First Shurgard Sprl†

10.46	Senior Credit Agreement dated May 26, 2003, as amended by Amendment Agreements dated July 11, 2003 and December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sàrl, First Shurgard Deutschland GmbH, Société Générale and others (Exhibit 10.1)(28)

10.47	Subscription Agreement with respect to securities to be issued by First Shurgard Finance Sàrl, dated as of May 26, 2003, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale (Exhibit 10.3)(28)

10.48	Amendment No. 1 to the Subscription Agreement with respect to securities to be issued by First Shurgard Finance Sàrl, dated as of December 3, 2003, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale (Exhibit 10.4)(28)

10.49	Put and Call Option Agreement with respect to bonds to be issued by First Shurgard Finance Sàrl, dated as of May 26, 2003, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale (Exhibit 10.6)(28)

10.50	Amendment No. 1 to the Put and Call Option Agreement with respect to bonds to be issued by First Shurgard Finance Sàrl, dated as of December 3, 2003, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale (Exhibit 10.7)(28)

10.51	Second Joint Venture Agreement with respect to Second Shurgard dated July 12, 2004 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments II SARL, as amended (Exhibit 10.40)(29)

10.52	Development Agreement with respect to Second Shurgard dated July 12, 2004 between Shurgard Self Storage SCA and Second Shurgard SPRL (Exhibit 10.41)(29)

10.53	Property and Asset Management Agreement with respect to Second Shurgard dated July 12, 2004 between Shurgard Self Storage SCA and Second Shurgard SPRL (Exhibit 10.42)(29)

10.54	Credit Facility Agreement dated July 12, 2004 between Second Shurgard SPRL, Second Shurgard Finance SARL, the Royal Bank of Scotland as Mandated Lead Arranger, the Royal Bank of Scotland PLC as Facility Agent (Exhibit 10.43)(29)

10.55	Subscription Agreement dated October 11, 2004 among Self-Storage Securitization B.V., Shurgard Self Storage SCA, et al and Citigroup Global Markets Ltd. (Exhibit 10.1)(30)

10.56	Settlement Agreement and Mutual Release dated September 16, 2004 with respect to Amended and Restated Agreement and Plan of Merger dated as of June 30, 2003 between Shurgard Storage Centers, Inc. and Schwalbach, Stotesbery and certain other entities affiliated with Schwalbach and Stotesbery and the Registration Rights Agreement and with the Merger Agreement, dated as of June 30, 2003, among Shurgard Storage Centers, Inc. and the Schwalbach and Stotesbery Entities (Exhibit 10.44)(23)

10.57	Trust Deed dated as of October 15, 2004 between Self-Storage Securitisation B.V. and Citicorp Trustee Company Limited (Exhibit 10.1)(31)

10.58	Master Framework Agreement dated as of October 15, 2004 among Self-Storage Securitisation B.V., Shurgard Self Storage SCA, Citicorp Trustee Company Limited, Citibank, N.A., Citigroup Global Markets Limited, Citibank International plc, Barclays Bank PLC and the other parties named therein. (Exhibit 10.2)(31)

10.59	Agency Agreement dated as of October 15, 2004 among Self-Storage Securitisation B.V., Citicorp Trustee Company Limited, Citibank, N.A. and Citibank International PLC. (Exhibit 10.3)(31)

10.60	Issuer/Borrower Facility Agreement dated as of October 15, 2004 among Shurgard Self Storage SCA, Self-Storage Securitisation B.V., Citicorp Trustee Company Limited and the other parties named therein. (Exhibit 10.4)(31)

10.61	Liquidity Facility Agreement dated as of October 15, 2004 among Self-Storage Securitisation B.V., Barclays Bank PLC, Citicorp Trustee Company Limited and Shurgard Self Storage SCA. (Exhibit 10.5)(31)

10.62	Tax Deed of Covenant dated as of October 15, 2004 among Self-Storage Securitisation B.V., Shurgard Self Storage SCA, Citigroup Global Markets Limited, Citicorp Trustee Company Limited and the other parties named therein. (Exhibit 10.6)(31)

16.1	Letter dated November 25, 2003 from Deloitte & Touche LLP to the Securities and Exchange Commission (Exhibit 16.1)(32)

21.1	Subsidiaries of the Registrant†

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)

23.2	Consent of Deloitte & Touche (Reviseurs d’Entreprises SC s.f.d. SCRL)

31.1	CEO 302 Certification of Periodic Report dated October 14, 2005.

31.2	CFO 302 Certification of Periodic Report dated October 14, 2005.

31.3	President, COO 302 Certification of Periodic Report dated October 14, 2005.

32.1	CEO 906 Certification of Periodic Report dated October 14, 2005.

32.2	CFO 906 Certification of Periodic Report dated October 14, 2005.

32.3	President, COO 906 Certification of Periodic Report dated October 14, 2005.

(1)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A dated February 23, 2001.

(2)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(4)	Incorporated by reference to designated exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(5)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A dated December 3, 1998.

(6)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A/A dated March 15, 2004.

(7)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1997.

(8)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(9)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated April 22, 1997.

(10)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form S-4, filed on June 20, 2001.

(11)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated March 20, 2003.

(12)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(13)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(14)	Incorporated by reference to Appendix B filed as part of the Registrant’s Definitive Proxy Statement dated June 8, 1995.

(15)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2000.

(16)	Incorporated by reference to Appendix A filed as part of the Registrant’s Definitive Proxy Statement dated June 7, 2004.

(17)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2001.

(18)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(19)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated May 29, 1998.

(20)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

(21)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(22)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2001.

(23)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(24)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2004.

(25)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated April 30, 2004.

(26)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated June 21, 2002.

(27)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated May 30, 2003.

(28)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated February 25, 2005.

(29)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2004.

(30)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated October 15, 2004.

(31)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated October 21, 2004.

(32)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K/A dated November 26, 2003.

*	Compensatory plan or arrangement.
†	Previously filed

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

Signature	Title	Date

/s/ CHARLES K. BARBO Charles K. Barbo	Chairman of the Board, Chief Executive Officer	October 14, 2005

/s/ DEVASIS GHOSE Devasis Ghose	Executive Vice President, Chief Financial Officer	October 14, 2005

/s/ DAVID K. GRANT David K. Grant	Director, President, Chief Operating Officer	October 14, 2005

/s/ ANNA KARIN ANDREWS Anna Karin Andrews	Director	October 14, 2005

/s/ HOWARD P. BEHAR Howard P. Behar	Director	October 14, 2005

/s/ JERRY L. CALHOUN Jerry L. Calhoun	Director	October 14, 2005

/s/ RICHARD P. FOX Richard P. Fox	Director	October 14, 2005

/s/ RAYMOND A. JOHNSON Raymond A. Johnson	Director	October 14, 2005

/s/ W. THOMAS PORTER W. Thomas Porter	Director	October 14, 2005

/s/ GARY E. PRUITT Gary E. Pruitt	Director	October 14, 2005

/s/ D. LYNN THROWER D. Lynn Thrower	Vice President, Chief Accounting Officer	October 14, 2005

Item 8—Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Shurgard Storage Centers, Inc.:

We have completed an integrated audit of Shurgard Storage Centers, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, based on our audits and the report of other auditors on the Shurgard Self Storage, SCA financial statements as of December 31, 2003 and 2002, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Shurgard Storage Centers, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Shurgard Self Storage, SCA, an investment accounted for under the equity method, which statements reflect total shareholders’ equity of $137.6 million as of December 31, 2003 and net loss of $29.9 million and $29.8 million for the years ended December 31, 2003 and 2002, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Shurgard Self Storage, SCA, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, in 2004.

Internal control over financial reporting

Also, we have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Shurgard Storage Centers, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because management did not maintain: (1) an effective control environment; (2) a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training; (3) effective period-end financial accounting and reporting processes and controls; (4) effective controls over the reconciliation of significant accounts; (5) effective controls over the consolidation process; (6) effective controls over the authorization and review of manual journal entries or (7) effective controls to ensure the validity of certain capital additions, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses as of December 31, 2004 have been identified and included in management’s assessment:

(1)	The Company did not maintain an effective control environment. Specifically, the financial reporting organizational structure was not adequate to support the size, complexity and activities of the Company’s domestic and foreign locations. In addition, the Company lacked adequately documented financial accounting and reporting policies and procedures, related to the timely preparation and review of the interim and annual consolidated financial statements and supporting schedules. This control deficiency contributed to the individual material weaknesses described in (2) through (7) below, which resulted in the restatement of the Company’s interim consolidated financial statements for each of the first three quarters in 2004 and audit adjustments to the 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in (2) through (7) below, that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(2)

The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements. Specifically, certain key finance positions were not staffed with individuals possessing the appropriate knowledge, experience and training to meet their responsibilities. In addition, certain individuals were not in their positions for an adequate period of time. This control deficiency resulted in the restatement of the Company’s interim consolidated financial statements for each of the first three quarters in 2004 and audit adjustments to the accounts and disclosures in the Company’s 2004 annual consolidated financial statements as described in (a) through (h) below and contributed to the individual material weaknesses described in (3) through (6) below. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in (a) through (h) below, that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

a)	The amortization of lease incentives for certain operating leases and certain leasehold improvements was not allocated over the appropriate period, which resulted in audit adjustments to storage center assets and operating expenses in the Company’s 2004 annual consolidated financial statements.

b)	The Company failed to accurately translate, for presentation in the Company’s annual consolidated financial statements, the financial statements and disclosures of one of its foreign subsidiaries, which resulted in audit adjustments to the accounts and disclosures of the financial information of one of its foreign subsidiaries in the Company’s 2004 annual consolidated financial statements.

c)	Foreign currency translation adjustments were inaccurately allocated to minority interests, which resulted in the restatement of the Company’s interim consolidated financial statements for each of the first three quarters in 2004 and audit adjustments to the minority interest liability and minority interest income in the Company’s 2004 annual consolidated financial statements.

d)	The change in the fair value of cash flow hedges was inaccurately allocated between income and other comprehensive income, which resulted in the restatement of the Company’s interim consolidated financial statements for the quarter ended March 31, 2004.

e)	The Company failed to capitalize interest expense incurred in connection with the development of internal use software, which resulted in audit adjustments to other assets and interest expense in the Company’s 2004 annual consolidated financial statements.

f)	Certain transfer taxes attributable to owned storage centers, which should have been expensed were capitalized, which resulted in audit adjustments to storage center assets and operating expenses in the Company’s 2004 annual consolidated financial statements.

g)	The amortization of premiums on domestic notes payable was not allocated over the appropriate period, which resulted in audit adjustments to domestic notes payable and interest expense in the Company’s 2004 annual consolidated financial statements.

h)	Statutory taxes on certain capital contributions to European subsidiaries which should have been expensed were reported as a deduction from equity, which resulted in adjustments to equity and operating expenses in the Company’s 2004 annual consolidated financial statements.

(3)	The Company did not maintain effective controls over the period-end financial accounting and reporting processes. Specifically, the Company did not maintain adequate controls over the preparation of the interim and annual consolidated financial statements and the period-end financial accounting and reporting process lacked timely oversight and monitoring by the appropriate personnel necessitated by the Company’s decentralized organizational structure. This control deficiency did not result in audit adjustments to the Company’s 2004 interim or annual consolidated financial statements. However, this control deficiency contributed to the individual material weaknesses described in (4) through (6) below and could result in a misstatement of significant accounts and disclosures, including those described in (4) through (6) below, that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(4)

The Company did not maintain effective controls over the reconciliation of significant accounts. Specifically, the Company lacked controls to ensure significant balance sheet and income statement accounts are accurately reconciled to the underlying data and supporting schedules and that such reconciliations are reviewed on a timely basis. This control deficiency resulted in the restatement of the Company’s interim consolidated financial statements for each of the first three quarters in 2004 and audit adjustments to accounts and disclosures in the Company’s 2004 annual consolidated financial statements as described in (a) through (c) below. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in (a) through (c) below, that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

a)	The Company did not reconcile intercompany accounts to the underlying data and supporting schedules, which resulted in audit adjustments to intercompany notes receivable and intercompany income in the Company’s 2004 annual consolidated financial statements.

b)	The Company did not reconcile the minority interest accounts to the underlying data and supporting schedules, which resulted in the restatement of the Company’s interim consolidated financial statements for each of the first three quarters in 2004 and audit adjustments to the minority interest liability and minority interest income in the Company’s 2004 annual consolidated financial statements.

c)	The Company did not reconcile the other comprehensive income and accumulated other comprehensive income accounts to the underlying data and supporting schedules, which resulted in the restatement of the Company’s interim consolidated financial statements for each of the first three quarters in 2004 and audit adjustments to other comprehensive income and accumulated other comprehensive income in the Company’s 2004 annual consolidated financial statements.

(5)	The Company did not maintain effective controls over the consolidation process. Specifically, the consolidation process and related system tools used to consolidate the Company’s annual and interim consolidated financial statements and those of its European subsidiaries were inadequate to ensure the accuracy and completeness of the Company’s interim and annual consolidated financial statements and the Company lacked standard procedures for the authorization and review of consolidation and post-closing journal entries. In addition, the consolidation process was performed primarily on standard spreadsheet software that was not specifically designed or customized for this purpose or adequate given the Company’s organizational structure. This control deficiency did not result in audit adjustments to the Company’s 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(6)

The Company did not maintain effective controls over the authorization and review of manual journal entries. Specifically, manual journal entries were not adequately reviewed and approved prior to being posted to the general ledger or the Company lacked sufficient evidence that an adequate review and approval took place prior to the posting of the manual journal entries to the general ledger. This control deficiency resulted in the restatement of the Company’s interim consolidated financial statements for the first three quarters in 2004 to correct misstatements in the minority interest liability and the related minority interest income, other comprehensive income and accumulated other comprehensive income related to foreign currency translations. This control deficiency also resulted in the restatement of the Company’s interim consolidated financial statements for the quarter ended March 31, 2004 to correct misstatements in losses on derivatives and the related derivative instruments. Further, this control deficiency resulted in audit adjustments to the 2004 annual consolidated financial statements relating to the minority interest liability and the related minority interest income; other comprehensive income and accumulated other comprehensive income related to foreign currency translations; interest expense and domestic notes payable; and storage center assets, accumulated depreciation and depreciation expense. Additionally, this control deficiency could result in a misstatement of the significant accounts and disclosures, including the aforementioned significant accounts and disclosures, that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(7)	The Company did not maintain effective controls to ensure the validity of certain capital acquisitions. Specifically, the Company lacked effective controls over the review and approval of invoices related to storage center construction in progress. This control deficiency did not result in audit adjustments to the Company’s 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of storage center construction in progress, accumulated depreciation and depreciation expense that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our report dated March 25, 2005, we stated that the Company had not reported on its assessment of the effectiveness of internal control over financial reporting and, accordingly, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion on the effectiveness of the Company’s internal control over financial reporting. The Company has now reported on its assessment of the effectiveness of internal control over financial reporting and we have completed our audit thereof. Accordingly, our present report insofar as it relates to the Company’s internal control over financial reporting as of December 31, 2004, as presented herein, is different from our previous report.

In our opinion, management’s assessment that Shurgard Storage Centers, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Shurgard Storage Centers, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/    PricewaterhouseCoopers LLP

Seattle, Washington

October 13, 2005

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

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business

Shurgard Storage Centers, Inc. and our subsidiaries (“the Company”, “we, “Shurgard” or “us”) are engaged principally in investing in, acquiring, developing and operating self storage centers located in markets throughout the United States and in Western Europe. Our revenues are generated primarily from leasing self-storage space to tenants on a month-to-month basis. We also provide ancillary services at our storage centers consisting primarily of truck rentals and sales of storage products. For periods prior to 2004, we did not consolidate Shurgard Self Storage, SCA (Shurgard Europe) in our financial statements. Instead, we accounted for our investments in these entities under the equity method of accounting due to the substantive and important approval rights over significant operating decisions retained by our partners in these entities (see Note 3).

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

Morningstar Storage Centers, LLC

On June 26, 2002 we acquired a 74% member interest in Morningstar Storage Centers, LLC (Morningstar) for $62.1 million, net of cash received of $1.7 million. The results of Morningstar’s operations have been included in our Consolidated Financial Statements since that date. At the time of acquisition Morningstar operated and owned, directly or indirectly, 40 existing self storage properties in North and South Carolina. In addition, we have entered into an agreement with certain of the members of Morningstar to form one or more joint ventures for the purpose of developing and operating high quality self storage properties in North and South Carolina. Since we acquired Morningstar we developed two properties under this joint venture agreement in 2004 and acquired one. The properties owned by Morningstar and the properties to be developed in the joint ventures

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are managed by the other members of Morningstar through an affiliated entity. In June 2004, we acquired a storage center through Morningstar. We financed this $6.3 million acquisition with a mortgage note collateralized by certain properties.

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

Note 26—Subsequent Events

Investing and financing activities

On June 30, 2005, we acquired the remaining third party interest in Shurgard Europe from affiliates of the Fremont Group for approximately $97.4 million in cash, net of Fremont’s share of intercompany debt between Shurgard Europe and Shurgard (approximately $8.1 million). The purchase price exceeded the carrying value of the related minority interest by approximately $50.2 million and we allocated $47.0 million to the storage centers owned by Shurgard Europe and its subsidiaries based on the properties’ fair values. The remaining $3.2 million was allocated to goodwill. We acquired this interest in order to gain full control of Shurgard Europe so that we can direct its future activities. We also expect to consolidate certain functions and, over the longer term, eliminate certain redundant costs. In June 2005, we announced plans to change the management structure of Shurgard Europe, including the consolidation of certain national offices. We accrued liabilities for costs associated with these activities, including certain termination benefits payable to certain involuntarily terminated employees and lease termination costs relating to certain leased office facilities that we ceased using as of June 30, 2005. We expensed $1.7 million and paid $1.3 million of the termination benefits in 2005. We expect to expense an additional $100,000 and expect to pay the remaining costs by the end of 2005.

In connection with the acquisition of the remaining interest in Shurgard Europe, we reevaluated as of July 1, 2005 our plans and expectations with respect to repayment of this intercompany debt and determined that it is prospectively a long-term-investment as defined in SFAS 52, “Foreign Currency Translation.” Accordingly, in future periods we do not expect to recognize exchange gains or losses on this intercompany debt in our Consolidated Statements of Income, rather, we expect to report these translation adjustments as a component of other comprehensive income (loss). In 2005, prior to the reevaluation of our intercompany debt to long term, we recognized $9.1 million of foreign exchange losses related to certain intercompany debt with our European subsidiaries (see also Note 18).

In 2005, we acquired ten storage centers through the following transactions:

•	In the first quarter of 2005, we acquired one storage center in North Carolina through a 74% owned consolidated subsidiary. We financed this $3.0 million acquisition in part with a mortgage note of $2.2 million collateralized by the property. In the second quarter of 2005, we completed the purchase of six storage centers in North Carolina for an aggregate purchase price of $26 million, which we funded with borrowings under our existing revolving line of credit. These storage centers are managed by members of Morningstar Storage Centers, LLC, with whom we have formed a joint venture that is consolidated in our financial statements.

•	In the second quarter of 2005, we acquired Central Parkway Storage, Inc. (CPI), which owns two storage properties in Florida. We had a preexisting relationship with the shareholders of CPI and as part of the transaction we settled approximately $1.2 million of liabilities due to them. We also settled an option we had to acquire an interest in a property owned by them and recorded a gain on that option of approximately $555,000. The net consideration we issued in these transactions was approximately $10.4 million and consisted of 127,684 shares of our common stock ($5.5 million) and cash ($4.9 million). The amount of the consideration allocated to storage centers and related assets acquired was $9.8 million. We also agreed to provide the shareholders of CPI, at their request, a line of credit facility collateralized by the stock issued in the acquisition for up to 50% of the value of such stock for a term not to exceed 13 months with monthly interest payable at prime. No advances have been made under this facility.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Also in the second quarter of 2005, we contributed three storage centers in California to a joint venture. The development manager of these storage centers contributed to the venture an additional storage center in California (subject to a mortgage due to us). We cancelled the mortgage note on that storage center and received an approximate 85% interest in the venture; our partner received an approximate 15% interest in the venture. This joint venture will be consolidated in our financial statements.

In 2005, we sold five storage centers in four states for an aggregate price of approximately $24.8 million. The sales resulted in an aggregate gain of approximately $11.8 million in 2005. Two of these storage centers were classified as held for sale at December 31, 2004, with a carrying value of $7.1 million.

In June 2005, we negotiated an increase of our term loan facility from $150 million to $300 million and an extension of its maturity date to February 2008. In the third quarter of 2005, we further increased the term loan facility by $50 million to $350 million. We borrowed the entire $200 million on the term loan facility and used the proceeds to fund the acquisition of the remaining interest in Shurgard Europe during the second quarter of 2005 and to repay revolving credit facility borrowings. Downgrades made in July 2005 to our senior unsecured debt rating have resulted in an increase of 20 basis points in the interest rate payable on our revolving credit facility and our term loan facility.

During 2005, we paid distributions totaling $87.0 million to holders of the Company’s common and preferred shares. This included dividends of $78.1 million, or $1.67 per common share and preferred stock dividends of $8.9 million.

Contingent liabilities

On March 15, 2005, a class action suit was filed in the U.S. District Count for the Western District of Washington styled as Stephen Zak, et al. v. Shurgard Storage Centers, Inc., Charles K. Barbo, and Harrell Beck (Case No. CV05-0417C) for alleged violations of federal securities law. On May 26, 2005, we received a copy of a notice of dismissal without prejudice in this matter. A dismissal without prejudice does not preclude plaintiffs from re-filing the claim in the future.

We are a defendant in litigation filed on October 30, 2002, in the U.S. District Court for the Northern District of California styled as Patricia Scura et al. v. Shurgard Storage Centers, Inc. (Case No. C 02-5246-WDB) in which we reached a tentative settlement in December 2004 (see Note 25). The District Court approved the final settlement on October 7, 2005. Notices have been sent to all class members and any class member who objects to the settlement agreement must file objections on or before September 23, 2005.

Unsolicited takeover bid by Public Storage, Inc.

By letter dated July 8, 2005, Public Storage, Inc. made an unsolicited offer to Shurgard to acquire Shurgard through a fully taxable all stock transaction involving the exchange of 0.8 shares of Public Storage common stock for each outstanding share of Shurgard common stock. Our board of directors met on July 22, 2005 and, with the assistance of financial and legal advisors, conducted a thorough review of the proposal, and unanimously decided to reject the proposal. Our board of directors determined that a combination of the companies on the terms proposed would not be in the best interests of Shurgard’s shareholders and communicated its rejection of the offer by letter to Public Storage dated July 26, 2005. On August 1, 2005, Public Storage publicly disclosed its interest in combining the two companies on the same terms previously presented, and Shurgard publicly reiterated its rejection of that proposal.

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

See Notes to Consolidated Financial Statements

SHURGARD SELF STORAGE S.C.A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization

Shurgard Self Storage S.C.A. (“the Company”) was incorporated under Belgian Law as a Société en Commandite Simple on December 8, 1994 and reorganized as a Société en Commandite par Actions on September 28, 1999. The Company invests directly or through wholly-owned subsidiaries in Belgium, the Netherlands, France, Sweden, Denmark, the United Kingdom and Germany (Collectively the “Group”) in the development and operation of self-service storage properties providing month-to-month leases for business and personal use.

Note B—Summary of Significant Accounting Policies

Basis of presentation:  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on the basis described below.

Consolidation:  The consolidated financial statements include the accounts of the Company and all of its domestic and foreign subsidiaries and joint ventures in which the Company has effective control as evidenced by, among other factors, holding a majority interest in the investment and having the ability to cause a sale of assets. All investments in joint ventures that do not qualify for consolidation, but in which the Company exercise significant influence, are accounted for under the equity method (See Note D). All inter-company balances and transactions have been eliminated upon consolidation.

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

As at December 31, 2003, the Group had outstanding commitments under contracts for the acquisition and construction of new storage centers totaling $43,777,000. This amount includes the value of certain contracts for the acquisition of new properties, the completion of which are subject to conditions such as the achievement of planning consents. In 2003, 2002 and 2001, interest of $948,000, $2,149,000 and $1,927,000 respectively relating to the development of storage centers was capitalized.

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