Form 10-Q
period 2005-09-30
SHURGARD STORAGE CENTERS INC
filed 2005-11-09
CIK 906933

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Shares outstanding at November 1, 2005

Class A Common Stock, $.001 par value, 49,918,027 shares outstanding

Shurgard Storage Centers, Inc.

Form 10-Q

For the quarterly period ended September 30, 2005

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands except share data)

	September 30, 2005	December 31, 2004
ASSETS:
Storage centers:
Operating storage centers	$3,188,377	$3,143,488
Less accumulated depreciation	(531,013)	(479,531)

Operating storage centers, net	2,657,364	2,663,957
Construction in progress	81,395	58,431
Properties held for sale	8,875	8,328

Total storage centers	2,747,634	2,730,716
Cash and cash equivalents	38,352	50,277
Restricted cash	5,624	7,181
Goodwill	27,440	24,206
Other assets	115,954	120,504

Total assets	$2,935,004	$2,932,884

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$59,228	$60,938
Other liabilities	123,237	112,014
Lines of credit	568,500	397,300
Notes payable	1,261,697	1,287,202

Total liabilities	2,012,662	1,857,454

Minority interest	108,136	169,232
Commitments and contingencies (Note 16)

Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value; 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 46,793,460 and 46,624,900 shares issued and outstanding, respectively	47	47
Additional paid-in capital	1,135,349	1,127,138
Accumulated deficit	(435,745)	(354,985)
Accumulated other comprehensive (loss) income	(16,628)	2,815

Total shareholders' equity	814,206	906,198

Total liabilities and shareholders' equity	$2,935,004	$2,932,884

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Income

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenue
Storage center operations	$124,418	$108,084	$354,175	$308,142
Other	748	1,299	3,484	3,887

Total revenue	125,166	109,383	357,659	312,029

Expenses
Operating	57,627	52,567	174,165	152,046
Real estate development	2,564	1,632	8,207	2,664
Depreciation and amortization	24,202	21,459	70,711	62,782
Impairment and abandoned project losses	1,133	616	2,324	1,589
General, administrative and other	8,015	6,257	26,958	23,327

Total storage center expenses	93,541	82,531	282,365	242,408

Income from operations	31,625	26,852	75,294	69,621

Other income (expense)
Costs related to takeover proposal and exploration of strategic alternatives (Note 16)	(12,712)	—	(12,712)	—
Interest expense	(27,503)	(20,126)	(77,113)	(60,597)
Gain (loss) on derivatives	126	(274)	(1,586)	(389)
Foreign exchange (loss) gain	(142)	1,899	(9,705)	(493)
Interest income and other, net	1,277	1,106	3,505	2,307

Other expense, net	(38,954)	(17,395)	(97,611)	(59,172)

(Loss) income before equity in earnings of other real estate investments, net, minority interest and income taxes	(7,329)	9,457	(22,317)	10,449
Minority interest	3,249	4,002	16,235	12,355
Equity in earnings of other real estate investments, net	27	22	60	47
Income tax benefit (expense)	47	(24)	(342)	(47)

(Loss) income from continuing operations	(4,006)	13,457	(6,364)	22,804

Discontinued operations
Income from discontinued operations	188	363	686	1,867
Gain on sale of discontinued operations	5,408	4,333	11,831	16,323

Discontinued operations	5,596	4,696	12,517	18,190
Cumulative effect of change in accounting principle	—	—	—	(2,339)

Net income	1,590	18,153	6,153	38,655

Net income allocation
Preferred stock dividends and other	(3,038)	(3,037)	(9,118)	(9,154)

Net (loss) income available to common shareholders	$(1,448)	$15,116	$(2,965)	$29,501

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Income

(unaudited)

(Amounts in thousands except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net (loss) income per Common Share—Basic:
(Loss) income from continuing operations available to common shareholders	$(0.15)	$0.23	$(0.33)	$0.30
Total discontinued operations	0.12	0.10	0.27	0.39
Cumulative effect of change in accounting principle	—	—	—	(0.05)

Net (loss) income available to common shareholders per share	$(0.03)	$0.33	$(0.06)	$0.64

Net (loss) income per Common Share—Diluted:
(Loss) income from continuing operations available to common shareholders	$(0.15)	$0.23	$(0.33)	$0.30
Discontinued operations	0.12	0.10	0.27	0.39
Cumulative effect of change in accounting principle	—	—	—	(0.05)

Net (loss) income available to common shareholders per share	$(0.03)	$0.33	$(0.06)	$0.64

Distributions per common share	$0.56	$0.55	$1.67	$1.64

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2005	2004
Operating activities:
Net income	$6,153	$38,655
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets, including discontinued operations	(13,204)	(16,486)
Cumulative effect of change in accounting principle	—	2,339
Depreciation and amortization, including discontinued operations	70,941	63,404
Amortization of participation rights discount	—	1,000
Loss on derivatives	1,586	389
Impairment losses	421	—
Stock-based compensation expense	1,201	2,388
Equity in earnings of other real estate investments, net	60	—
Non-cash interest and other	7,670	4,365
Foreign exchange loss	9,705	493
Minority interest	(16,235)	(12,355)
Changes in operating accounts, net of effect of acquisitions		—
Other assets	(8,409)	9,993
Accounts payable, accrued expenses and other liabilities	18,346	(9,537)

Net cash provided by operating activities	78,235	84,648

Investing activities:
Construction and improvements to storage centers	(107,204)	(120,235)
Acquisitions of storage centers, including associated intangible assets	(34,886)	(20,887)
Proceeds from sale of assets	25,831	30,298
Changes in restricted cash, net	1,051	(2,977)
Purchase of other assets	(775)	(1,515)
Increase in notes receivable	(3,070)	(11,823)
Purchase of additional interest in European affiliated partnerships	(97,847)	(7,669)
Increase in cash due to consolidation of Shurgard Europe	—	32,877
Purchase of additional interest in affiliated partnership	—	(2,457)

Net cash used in investing activities	(216,900)	(104,388)

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2005	2004
Financing activities:
Proceeds from notes payable	$55,255	$93,902
Payments on notes payable	(4,620)	(70,911)
Proceeds from lines of credit	924,700	334,600
Payments on lines of credit	(753,500)	(257,745)
Payment of loan costs	(4,614)	(214)
Payments on participation rights	—	(3,600)
Distributions paid on Common and Preferred stock	(86,978)	(84,205)
Payment on derivatives	(15,608)	—
Proceeds from premium on derivatives	419	—
Proceeds from exercise of stock options and dividend reinvestment plan	1,588	20,571
Contributions received from minority partners	18,704	19,567
Distributions paid to minority partners	(3,370)	(4,239)

Net cash provided by financing activities	131,976	47,726

Effect of exchange rate changes on cash and cash equivalents	(5,236)	(237)

(Decrease) increase in cash and cash equivalents	(11,925)	27,749
Cash and cash equivalents at beginning of period	50,277	11,670

Cash and cash equivalents at end of period	$38,352	$39,419

Supplemental schedule of cash flow information:
Cash paid for interest on loans	$67,789	$47,300

Cash paid for income taxes	$1,673	$—

Supplemental schedule of non-cash investing information:
Common stock issued in acquisition of storage centers	$5,490	$1,935

Notes receivable forgiven in the acquisition of storage centers	$6,727	$—

Minority interests granted in acquisition of storage centers	$4,475	$—

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

For the quarterly period ended September 30, 2005

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

Note 2—Summary of significant accounting policies

Basis of presentation:  The Condensed Consolidated Financial Statements include the accounts of Shurgard and our consolidated subsidiaries presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial condition at September 30, 2005 and December 31, 2004 and the results of operations for the three and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. Interim results are not necessarily indicative of the results for the year. The interim financial statements should be read in conjunction with our 2004 Annual Report on Form 10-K, as amended. All intercompany balances and transactions have been eliminated in consolidation.

Consolidated and unconsolidated subsidiaries:  We consolidate all wholly-owned subsidiaries. We assess whether our subsidiaries are Variable Interest Entities (VIEs) as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” Upon implementation of FIN 46R in January 1, 2004, we consolidated all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the entity. Through June 30, 2005, we evaluated partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” to determine whether the rights held by other investors constitute “important rights” as defined therein. Since July 1, 2005, we evaluate such rights in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of Statement of Financial Accounting Standard (SFAS) No. 94, “Consolidation of All Majority-Owned Subsidiaries” and EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein.

We account for unconsolidated subsidiaries and joint ventures over which we have significant influence using the equity method. In applying the equity method, our proportionate share of intercompany profits is eliminated as a component of equity in earnings of unconsolidated entities. We had an investment in one domestic unconsolidated entity accounted for using the equity method as of December 31, 2004. We sold our investment in that subsidiary in July 2005. As of December 31, 2004, our investment in this joint venture is reported in other real estate investments as a component of other assets on our Condensed Consolidated Balance Sheets (see Note 5).

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

Storage centers:  Storage centers to be developed or held and used in operations are carried at amortized cost, reduced for impairment losses where appropriate. Acquisition, development and construction costs of properties in development are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and preconstruction costs directly related to the project. The preconstruction stage of development of a storage center (or redevelopment of an existing storage center) includes efforts to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development. Costs of preconstruction efforts incurred prior to projects being considered probable to be completed are charged as real estate development expenses as incurred. We record abandonment losses for previously capitalized costs of development projects when we assess that the completion of the project is no longer probable. Development and construction costs and costs of significant improvements and replacements and renovations at storage centers are capitalized, while costs of maintenance and repairs are expensed as incurred.

Depreciation of each operating storage center is computed using the straight-line method based on an estimated useful life of 30 years. Storage centers that are built on leased land are depreciated over the shorter of 30 years or the lease term. Estimates of the useful lives of specific storage centers are evaluated and revised, if necessary, when we plan to demolish, replace or redevelop such assets. Equipment, furniture and fixtures are depreciated based on an estimated useful life of five years.

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

Any purchase price in excess of the value of acquired net tangible and identified intangible assets acquired in a business combination (including the acquisition of a minority interest in a business) or in the acquisition of a business as defined in EITF No. 98-3, “Determining whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or a Business,” is classified as goodwill and assigned to the reporting unit expected to benefit from the acquisition. Goodwill is tested for impairment annually and whenever events or circumstances indicate that impairment may have occurred.

Acquisitions of businesses and storage centers from parties with whom we have a preexisting relationship are evaluated to determine if a settlement of the preexisting relationship exists and, if so, these acquisitions are accounted for as multiple element transactions.

Discontinued operations:  We report real estate dispositions as discontinued operations separately as prescribed under the provisions of SFAS No. 144. Accordingly, we report as discontinued operations the operating results attributable to operating properties sold or held for sale and the applicable gain or loss on the disposition of the properties. The Condensed Consolidated Statements of Income for prior periods are also adjusted to conform to this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows.

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

Capitalized interest:  We capitalize interest incurred during the construction period of storage centers and during the development period of internally developed computer software. We capitalize interest to the related assets using a weighted-average rate of our credit facilities and senior notes payable. We capitalized interest of $723,000 and $414,000 for the three-month periods ended September 30, 2005 and 2004, respectively. We capitalized interest of $2.0 million and $1.6 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

Income taxes:  We have elected to be taxed as a Real Estate Investment Trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must distribute annually to our shareholders at least 90% of our REIT taxable income and meet certain other requirements relating primarily to the nature of our assets and the sources of our revenues. As a REIT, we are not subject to U.S. federal income taxes to the extent of distributions. We believe that we met the qualifications for REIT status at December 31,

2004 and intend to meet the qualifications in the future and to distribute at least 90% of our REIT taxable income to shareholders in 2005 and future years. Our domestic non-REIT activities are conducted primarily through Shurgard TRS, Inc., a taxable REIT subsidiary. Our foreign non-REIT activities are conducted primarily through six European taxable REIT subsidiaries. As a result, we have not provided for U.S. federal income taxes for the REIT in our financial statements. However, we do provide for U.S. federal income taxes for our domestic taxable REIT subsidiaries (TRSs). Additionally, both the REIT and our domestic TRSs are subject to certain state income taxes as well as certain franchise taxes. We also provide for income taxes of our European subsidiaries, which are subject to income taxes in the respective jurisdictions of the countries in which they operate.

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

Under purchased interest rate cap agreements, we make premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Under sold interest rate cap agreements, we receive premium payments from the counterparties in exchange for the obligation to make payments to them if interest rates exceed specified levels during the agreement period. Under interest rate swap agreements, we and the counterparties agree to exchange the difference between fixed-rate and variable-rate interest amounts calculated by reference to specified notional principal amounts during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less.

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

Other comprehensive income (loss)

The following tables summarize components of other comprehensive income (loss):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$1,590	$18,153	$6,153	$38,655
Other comprehensive income (loss):
Derivatives designated as hedges	4,307	(517)	(8,371)	(668)
Currency translation adjustment	(1,960)	3,791	(11,072)	2,224

Total other comprehensive income (loss)	2,347	3,274	(19,443)	1,556

Total comprehensive income (loss)	$3,937	$21,427	$(13,290)	$40,211

The currency translation adjustment represents the net currency translation adjustment gains and losses related to our European subsidiaries. Amounts are presented net of minority interests.

Financial instruments with characteristics of both liabilities and equity:  We adopted the requirements of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” in the third quarter of 2003; there was no impact on our financial position, operating results or cash flows. However, the minority interests associated with certain of our consolidated joint ventures and our subsidiaries that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS No. 150. As of September 30, 2005, the aggregate book value of these minority interests in finite-lived entities on our Condensed Consolidated Balance Sheet was $96.9 million and we believe that the estimated aggregate settlement value of these interests was approximately $194.1 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we would distribute to our joint venture partners assuming dissolution as of September 30, 2005. As required under the terms of the respective partnership agreements, subsequent changes to the estimated fair value of the assets and liabilities of the consolidated joint ventures will affect our estimate of the aggregate settlement value. The partnership agreements do not limit the amount to which the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Stock compensation expense:  In December 2002, we adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and we continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, operating results or cash flows. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting and generally requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We will adopt the provisions of SFAS 123R as of January 1, 2006. Under SFAS 123R, we will recognize stock-based compensation expenses related to our stock option plans and our Employee Stock Purchase Plan which were previously only subject to disclosure. In addition, we have grants of restricted awards, and a stock appreciation rights plan for which total expense is recognized in earnings over the vesting period. Although we are still evaluating the transition method under which we will adopt SFAS 123R and are still assessing the impact on our financial position and operating results, we believe that the disclosures of pro forma results required under SFAS 123 approximate our results if we had adopted the provisions of SFAS 123R.

The following table reflects pro forma net income as if we had recognized stock based compensation expense using the fair value method in accordance with SFAS No. 123:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Net income:
As reported	$1,590	$18,153	$6,153	$38,655
Add: Stock based compensation expense	419	631	1,749	2,640
Less: Pro forma stock based compensation expense	(761)	(917)	(2,840)	(3,430)

Pro forma net income	$1,248	$17,867	$5,062	$37,865

Basic net (loss) income per share:
As reported	$(0.03)	$0.33	$(0.06)	$0.64
Pro forma	(0.04)	0.32	(0.09)	0.63
Diluted net (loss) income per share:
As reported	$(0.03)	$0.33	$(0.06)	$0.64
Pro forma	(0.04)	0.32	(0.09)	0.62

Recent accounting pronouncements:  In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period,” that clarifies that rental costs incurred during the period of construction of an asset on leased property should not be capitalized, rather they should be recognized as rental expense in the same manner as rental costs incurred after the construction period. However, to the extent a lessee accounts for rental of real estate projects under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” it should continue capitalizing rental costs. We lease certain parcels of land and buildings under operating leases on which we develop storage centers or perform certain construction improvements. We have historically capitalized rental costs during the construction period on such properties. We are still evaluating the impact of this FSP on our financial position and operating results and we will adopt this guidance of as of January 1, 2006 prospectively.

In June 2005, the FASB issued EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” In light of guidance provided in FIN 46R regarding “kick-out” rights in the context of evaluating variable interests and consolidation of variable interest entities, EITF 04-5 clarifies when a sole general partner should consolidate a limited partnership. EITF 04-5 provides authoritative guidance for purposes of assessing whether a limited partner’s rights are important rights that, under SOP 78-9, might preclude a general partner from consolidating a limited partnership. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We do not believe that the adoption of EITF 04-5 will have a material impact on our financial position, operating results or cash flows.

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

In March 2005, the FASB issued FASB FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlements are conditional on a future event that may or may not be within the control of the entity. FIN 47 indicates that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation was effective October 1, 2005. We do not believe that the adoption of FIN 47 will have a material impact on our financial position, operating results or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement eliminates the exception to the measurement at fair value for exchanges of similar productive assets and replaces it with an exception for exchange transactions that lack economic substance. The provisions of this statement were effective for transactions occurring after June 15, 2005 and have been applied prospectively. Accordingly, any exchange of properties or interests in properties needs to be evaluated for economic substance. The adoption of SFAS No. 153 had no material impact on our financial position, operating results or cash flows.

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

Prior to June 30, 2005, we had direct and indirect ownership interests in Shurgard Self Storage SCA (Shurgard Europe) of 87.23%. We assessed Shurgard Europe under the provisions of FIN 46R and concluded that it met the definition of a VIE. We also concluded that we were the primary beneficiary effective as of June 2003. As a result, we began consolidating Shurgard Europe in our financial statements beginning January 1, 2004. On June 30, 2005, we acquired the remaining 12.77% ownership interests in Shurgard Europe at a purchase price of approximately $97.4 million in cash. Accordingly, as of June 30, 2005, Shurgard Europe became a wholly owned subsidiary and is no longer a VIE.

Shurgard Europe has created two joint venture entities: First Shurgard SPRL (First Shurgard) formed in January 2003 and Second Shurgard SPRL (Second Shurgard) formed in May 2004. Those joint ventures are expected to develop or acquire up to approximately 75 storage facilities in Europe. Shurgard Europe has a 20% interest in these ventures. We have also determined that First Shurgard and Second Shurgard are VIEs, of which Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard has been consolidated in our financial statements since January 1, 2004, and Second Shurgard has been consolidated since inception. At September 30, 2005, First Shurgard and Second Shurgard had aggregate total assets of $300.2 million, total liabilities of $192.6 million, and credit facilities collateralized by assets with net book value of $278.4 million (see Note 7). As of September 30, 2005, First Shurgard’s and Second Shurgard’s creditors had no recourse to the general credit of Shurgard or Shurgard Europe other than Shurgard’s commitment to subscribe to up to $20 million and an additional €5.0 million ($6.0 million as of September 30, 2005) in preferred bonds in a potential event of default of First Shurgard in addition to a €2.5 million ($3.0 million as of September 30, 2005) working capital facility upon modification of certain debt covenants. We have an option to put 80% of the bonds issued by First Shurgard to Arcapita (formerly Crescent Euro Self Storage Investments), Shurgard Europe’s partner in the joint venture.

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

We do not believe that any of our other investees, in which we would not hold a majority voting interest, are VIEs under the provisions of FIN 46R.

Note 4—Storage Centers

	September 30, 2005	December 31, 2004
	(in thousands)
Land	$664,625	$662,458
Building	2,445,654	2,405,370
Equipment & Other	78,098	75,660

	$3,188,377	$3,143,488

During the nine-month period ended September 30, 2005, we purchased the remaining third party interest in Shurgard Europe, opened seven new storage centers, acquired ten new storage centers and completed nine redevelopment projects on existing storage centers. We also sold five storage centers including two that were classified as properties held for sale as of December 31, 2004. Additionally, we classified four properties as held for sale that have yet to be sold.

We completed the following acquisitions during the nine-month period ended September 30, 2005:

•	On June 30, 2005, we acquired the remaining third party interest in Shurgard Europe for a purchase price of $97.4 million in cash, net of the minority interest partner’s share of intercompany debt between Shurgard Europe and Shurgard (approximately $8.1 million). The purchase price and direct acquisition costs exceeded the carrying value of the related minority interest by approximately $50.2 million of which we allocated $47.0 million to the storage centers owned by Shurgard Europe and its subsidiaries based on the properties’ fair values. The remaining $3.2 million was allocated to goodwill associated with Shurgard Europe’s underlying reporting units. We acquired this interest in order to gain full control of Shurgard Europe so that we can direct its future activities. We also expect to consolidate certain functions and, over the longer term, eliminate certain redundant costs.

•	In the second quarter of 2005, we acquired Central Parkway Storage, Inc. (CPI), which owns two storage properties in Florida. We had a preexisting relationship with the shareholders of CPI and as part of the transaction we settled approximately $1.2 million of liabilities due to them. We also settled an option we had to acquire an interest in a property owned by them and recorded a gain on that option of approximately $555,000. The net consideration we issued in these transactions was approximately $10.4 million and consisted of 127,684 shares of common stock ($5.5 million) and cash ($4.9 million). The amount of the consideration allocated to storage centers and related assets acquired was $9.8 million. We also agreed to provide the sellers of CPI, at their request, a line of credit facility collateralized by the stock issued in the acquisition for up to 50% of the value of such stock for a term not to exceed 13 months with monthly interest payable at prime. No advances have been made under this facility.

•	Also in the second quarter of 2005, we contributed three storage centers in California to a joint venture. The development manager of these storage centers contributed an additional storage center in California (subject to a mortgage due to us) to the venture. We cancelled the mortgage on that storage center and received an approximate 85% interest in the venture; our partner received an approximate 15% interest in the venture. We consolidate this joint venture in our financial statements.

•	In the first quarter of 2005, we acquired one storage center in North Carolina through Shurgard/Morningstar Storage Centers, LLC, one of our consolidated subsidiaries, of which we own 74%. We partially financed this $3.0 million acquisition with a mortgage note of $2.2 million collateralized by the property. In the second quarter of 2005, we completed the purchase of six storage centers in North Carolina for an aggregate purchase price of $26 million. These storage centers are managed by affiliates of certain members of Shurgard/Morningstar Storage Centers, LLC that are unrelated to Shurgard.

In the third quarter of 2005, we completed the sale of three storage centers, one in Arizona and two in Washington, for aggregate total proceeds of approximately $10.7 million and aggregate gains of $5.4 million. In the first quarter of 2005, we completed the sale of a California storage center and a Washington storage center for total proceeds of approximately $14.1 million and recognized aggregate gains of $6.4 million.

In 2005, we recorded an impairment loss of $421,000 related to change in the estimated fair values of three parcels of land. We also recorded losses from write-offs of development costs on several projects.

Construction in progress at September 30, 2005, consisted primarily of 12 storage centers under construction, of which seven were located in Europe and five were located in the United States, and redevelopment projects for six existing storage centers in the United States.

Note 5—Other Assets

The following table summarizes other assets:

	September 30, 2005	December 31, 2004
	(in thousands)
Non-competition, trademark and management agreements, net of accumulated amortization of $9,404 in 2005 and $8,464 in 2004	$4,609	$912
Financing costs, net of accumulated amortization of $21,196 in 2005 and $19,121 in 2004	35,280	39,976
Software costs, net of accumulated amortization of $2,696 in 2005 and $2,134 in 2004	13,469	10,551
Prepaid expenses	16,553	15,300
Accounts receivable, net	24,324	25,766
Notes receivable	13,209	16,956
Other real estate investments	26	738
Other assets, net of accumulated amortization of $1,534 in 2005 and $2,039 in 2004	8,484	10,305

Total other assets	$115,954	$120,504

Note 6—Lines of Credit

The following table summarizes our lines of credit:

	September 30, 2005	December 31, 2004	Weighted Average interest rate at September 30, 2005
	(in thousands)
Unsecured domestic line of credit	$218,500	$297,300	4.65%
Unsecured domestic term loan credit facility	350,000	100,000	4.84%

	$568,500	$397,300	4.77%

As of December 31, 2004, we had an unsecured domestic line of credit to borrow up to $360 million and an unsecured term loan agreement for an additional $100 million. These facilities required monthly interest payments at LIBOR plus 1.25%. Both facilities matured on February 26, 2005 and were refinanced with borrowings on new unsecured credit facilities.

In February 2005, we entered into a three-year unsecured revolving credit facility with a group of banks to borrow up to $350 million and a six-month $150 million term loan facility. In June 2005, we negotiated an increase of our term loan facility from $150 million to $300 million and an extension of its maturity date to February 2008. In the third quarter of 2005, we further increased the term loan facility by $50 million to $350 million. We borrowed the entire available $200 million on the term loan facility and used the proceeds to fund the acquisition of the remaining interest in Shurgard Europe during the second quarter of 2005 and to repay borrowings under the revolving credit facility. The revolving credit facility can be extended for one year at our option for a fee. The credit facility and the term loan require monthly interest payments at LIBOR plus 0.90% and LIBOR plus 1.10%, respectively, at September 30, 2005. Downgrades made by bond rating agencies in July 2005 to our senior unsecured debt rating have resulted in an increase of 0.2% (included in above rates) in our interest rate on the line of credit and term loan agreements. As of September 30, 2005, the term loan had no additional funds available and availability under the revolving credit facility was $131.5 million. The credit agreements require us to maintain quarterly maximum debt and secured debt to gross asset value ratios and minimum EBITDA to fixed charges and unencumbered net operating income to unsecured interest expense ratios. The financial covenants also require us to maintain a minimum tangible net worth. A breach of these covenants and other various covenants may result in an acceleration of the maturity of amounts outstanding. The credit agreement restricts dividends and other distributions to a maximum of 95% of adjusted Funds From Operations as defined in the credit facility agreement. As of September 30, 2005, we believe we were in compliance with these financial covenants.

Note 7—Notes Payable

	September 30, 2005 (1)	December 31, 2004
	(in thousands)
Domestic Notes payable
5.875% senior unsecured notes due in 2013	$200,000	$200,000
7.75% senior unsecured notes due in 2011	200,000	200,000
7.625% senior unsecured notes due in 2007	50,000	50,000
Fixed rate mortgage notes payable	168,070	169,510
Maturity dates range from 2006 to 2015
Interest rates range from 4.95% to 8.9%
Variable rate mortgage notes payable	79,989	75,231
Maturity dates range from 2005 to 2010
Interest rates range from 5.72% to 6.75%

European Notes payable
Collateralized €325 million notes payable due in 2011	391,378	443,299
Interest rate of 2.62% (EURIBOR + 0.51%)
First Shurgard and Second Shurgard senior credit agreements	166,787	137,764
Maturity dates range from 2008 to 2009
Interest rate of 4.36% (EURIBOR + 2.25%)
Capital leases	5,306	11,112
Maturity dates range from 2011 to 2052
Interest rates range from 6% to 14%

	1,261,530	1,286,916
Discount on domestic senior notes payable	(631)	(695)
Premium on domestic mortgage notes payable	798	981

	$1,261,697	$1,287,202

(1)	All maturities and interest rates are as of September 30, 2005.

First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to €275 million ($331.2 million as of September 30, 2005). As of September 30, 2005, the available amount under those credit facilities was in aggregate €136.5 million ($164.4 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis and can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. In December 2004, we notified the agent for the lenders of First Shurgard’s credit facility that First Shurgard would require modifications to certain of its covenants in order to be in compliance. The lenders agreed to modifications of these covenants in February 2005. No default or acceleration of the credit facility was declared by the lenders. As of September 30, 2005, we believe we were in compliance with the revised covenants.

In February 2005, we entered into one new mortgage agreement to partially finance the purchase of a storage center in North Carolina (see Note 4). This $2.2 million note matures in February 2010 and bears monthly interest of LIBOR plus 2%. In November 2004, we entered into a construction loan agreement to develop one storage center and in July 2005, we entered into an additional loan agreement to develop two new properties. As of September 30, 2005, we had drawn $2.7 million under these two loans and $5.8 million remained available for draws. Also, in July 2005, we refinanced two of our fixed interest rate mortgages into one new $3.1 million fixed interest rate mortgage bearing a 4.95% interest rate and maturing in August 2015.

As of September 30, 2005 and December 31, 2004, our notes payable were collateralized by storage centers with net book values of $1.40 billion and $1.18 billion, respectively.

Note 8—Derivative Financial Instruments

We use derivative instruments to manage risks associated with movements in interest rates and foreign currency exchange rates. We report derivative financial instruments at fair value on our Condensed Consolidated Balance Sheets. Related liabilities included in other liabilities were $32.6 million as of September 30, 2005, and $34.0 million as of December 31, 2004. Related assets included in other assets were $1.3 million and $3.5 million at September 30, 2005 and December 31, 2004, respectively.

In the United States, we previously entered into interest rate swaps that were not designated as hedges, which matured in February 2005 and were extinguished for $14.9 million.

Shurgard Europe has entered into an interest rate swap to effectively fix EURIBOR at 3.714% through October 2011 on €325 million of variable rate debt. This swap is designated as a cash flow hedge and was a liability of $20.6 million and $12.7 million at September 30, 2005 and December 31, 2004, respectively. Shurgard Europe has also entered into foreign currency exchange derivatives designated as cash flow hedges. These instruments were liabilities of $1.4 million at September 30, 2005 and assets of $2.1 million and liabilities of $1.5 million at December 31, 2004. We had undesignated interest rate caps for interest rate changes between October 2011 and October 2014 that we entered into as part of Shurgard Europe’s bond issuance. Shurgard Europe’s interest rate cap was an asset of $2.8 million at September 30, 2005 and expires in October 2014. To offset the earnings impact of the aforementioned cap, we sold two interest rate caps with terms that combined reciprocate those of Shurgard Europe’s cap. These caps were liabilities of $3.0 million at September 30, 2005.

First Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. In June 2005, we determined that one of these swaps ceased to be an effective hedge and no longer qualified for hedge accounting. Accordingly, we are reclassifying the related accumulated other comprehensive loss of €232,000 ($279,000 as of September 30, 2005) to earnings through the swaps’ maturity in March 2006. The weighted-average notional amounts and fixed pay rates of the swaps still designated as cash flow hedges are as follows (euros in millions):

	2005	2006	2007	2008
Notional amounts	€92.7	€123.6	€118.9	€45.1
EURIBOR	3.5%	3.7%	3.8%	3.8%

First Shurgard’s swap agreements were liabilities of $4.9 million at September 30, 2005 and $4.1 million at December 31, 2004.

First Shurgard has also entered into foreign currency exchange derivatives designated as cash flow hedges or economic hedges of net investments in subsidiaries outside the euro zone. These instruments, which mature in May 2008, were liabilities of $0.5 million at September 30, 2005 and assets of $0.8 million and liabilities of $0.5 million at December 31, 2004.

In connection with financing agreements, First Shurgard also entered into call options maturing on May 27, 2008, for the purchase of €15 million for $18.6 million at a fixed exchange rate. This transaction does not qualify for hedge accounting. These instruments were assets of $1.3 million at September 30, 2005 and $2.7 million at December 31, 2004.

Second Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. The weighted-average notional amounts and fixed pay rates of these swaps are as follows (euros in millions):

	2005	2006	2007	2008	2009
Notional amounts	€23.8	€91.4	€123.3	€125.2	€69.3
EURIBOR	3.8%	3.8%	3.7%	3.7%	3.7%

These swap agreements were liabilities of $5.0 million at September 30, 2005 and $2.8 million at December 31, 2004.

Note 9—Shareholders’ Equity

We had the following activity with respect to common stock in 2004 and 2005:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Shares issued for acquisitions (1)	—	50,000	127,684	50,000
Shares issued for dividends reinvestments	6,248	8,907	23,041	91,500
Shares issued for options exercised and stock purchase plan	—	458,256	23,412	587,899
Restricted shares issued	800	2,391	3,079	9,675
Shares retired	(3,107)	(386)	(8,656)	(4,220)

(1)	Shares issued in 2005 relate to our acquisition of Central Parkway Storage, Inc. in the second quarter of 2005 (see Note 4.)

We recorded stock based compensation expense for restricted shares and discounted stock options of $330,000 and $440,000, respectively, for the three-month periods and $1.2 million and $2.4 million, respectively, for the nine-month periods ended September 30, 2005 and 2004.

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

As of December 31, 2004, Recom & Co, SNC a Belgian subsidiary that is subject to foreign income taxes had a tax liability of $1.9 million, which represented the outstanding tax liability for the 2003 tax year, and which was paid in May 2005.

The components of deferred tax assets (liabilities) for Shurgard’s taxable operations at September 30, 2005 and December 31, 2004 are included in the table below. As of September 30, 2005 and December 31, 2004, we had established a valuation allowance against the value of our net deferred tax assets. Our domestic TRS entities have started to generate taxable income, which resulted in a reduction of our domestic deferred tax assets as of September 30, 2005 compared to December 31, 2004. However, given the history of losses of our domestic TRS and of our European operations, we have concluded that there is currently insufficient evidence to justify recognition of the benefits of these deferred tax assets on our books.

	September 30, 2005	December 31, 2004
	(in thousands)
Domestic	$9,827	$10,592
Foreign	81,070	77,019

Net deferred tax asset before valuation allowance	90,897	87,611
Valuation allowance	(90,897)	(87,611)

Net deferred tax asset	$—	$—

Note 11—Restructuring and Exit Costs

In June 2005, we announced a plan to change the management structure of Shurgard Europe, including the consolidation of certain national offices, and recorded charges associated with these activities, including certain termination benefits payable to certain involuntarily terminated employees and lease termination costs relating to certain leased office facilities that we ceased using as of June 30, 2005. The liability for lease termination costs was determined based on the remaining rental payments under the lease less estimated market sublease payments we might receive should we sublease the space. The operating leases for facilities we have ceased to use expire in 2009. In connection with this plan we expensed $334,000 and $1.7 million, respectively, for the three and nine-month periods ended September 30, 2005, which were included in general, administrative and other expenses in our Condensed Consolidated Statements of Income, and paid $1.3 million of the termination benefits through September 30, 2005. We do not expect significant additional expenses under this plan. However, in September 2005, we announced that we would undertake further cost reduction initiatives through the end of 2007. The charges related to these costs reduction initiatives will be recorded as the various initiatives take effect.

In December 2001 and 2003, our board of directors approved exit plans to discontinue our containerized storage operations. In connection with these decisions, we accrued incremental costs expected to be incurred during the closing of the warehouses affected by our exit plan. As of September 30, 2005, we had a remaining liability under warehouse operating leases obligations through 2008. The liability is recognized at its fair value for the remaining lease rentals, reduced by estimated sublease rentals and is reevaluated periodically. As of September 30, 2005, we had entered into subleasing agreements for all seven warehouses, including some on a month-to-month basis.

The following table summarizes costs incurred since January 2002 for exiting our containerized storage operations which have been applied to this accrual:

(in thousands)
Total accrued exit costs as of January 1, 2002	$2,790
Payments made	(1,771)

Total accrued exit costs as of December 31, 2002	1,019
Payments made	(507)

Total accrued exit costs as of December 31, 2003	512
Exit costs for 2004 warehouse closings	2,276
Payments made	(1,304)

Total accrued exit costs as of December 31, 2004	1,484
Payments made	(767)

Total accrued exit costs as of September 30, 2005	$717

Note 12—Net (Loss) Income Per Share

The following summarizes the computation of basic and diluted net (loss) income per share for the three and nine-month periods ended September 30, 2005 and 2004:

	Earnings	Basic & Diluted Per share
	(in thousands except share data)
For the three months ended September 30, 2005
Weighted-average number of shares		46,677
Loss from continuing operations	$(4,006)
Less: preferred distributions and other	(3,038)

Loss from continuing operations available to common shareholders	(7,044)	$(0.15)
Discontinued operations	5,596	0.12

Net loss available to common shareholders	$(1,448)	$(0.03)

	Earnings	Basic Per share	Effect of dilutive stock options	Diluted Per share
	(in thousands except share data)
For the three months ended September 30, 2004
Weighted-average number of shares		46,032	630	46,662
Income from continuing operations	$13,457
Less: preferred distributions and other	(3,037)

Income from continuing operations available to common shareholders	10,420	$0.23	$—	$0.23
Discontinued operations	4,696	0.10	—	0.10

Net income available to common shareholders	$15,116	$0.33	$—	$0.33

	Earnings	Basic & Diluted Per share
	(in thousands except share data)
For the nine months ended September 30, 2005
Weighted-average number of shares		46,604
Loss from continuing operations	$(6,364)
Less: preferred distributions and other	(9,118)

Loss from continuing operations available to common shareholders	(15,482)	$(0.33)
Discontinued operations	12,517	0.27

Net loss available to common shareholders	$(2,965)	$(0.06)

	Earnings	Basic Per share	Effect of dilutive stock options	Diluted Per share
	(in thousands except share data)
For the nine months ended September 30, 2004
Weighted-average number of shares		45,817	639	46,456
Income from continuing operations	$22,804
Less: preferred distributions and other	(9,154)

Income from continuing operations available to common shareholders	13,650	$0.30	$—	$0.30
Discontinued operations	18,190	0.39	—	0.39
Cumulative effect of change in accounting principle	(2,339)	(0.05)	—	(0.05)

Net income available to common shareholders	$29,501	$0.64	$—	$0.64

Antidilutive stock options and unvested common stock awards excluded for certain periods from the computation of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares or the Company incurred a loss from continuing operations available to common shareholders during the reporting period, were as follows:

	For the three months ended
	September 30, 2005	September 30, 2004
Number of options	2.7 million	1,000
Exercise prices	$21.63 to $55.87	$38.61
Expiration on or before	September 2015	August 2014
Unvested common stock awards	115,000	—

	For the nine months ended
	September 30, 2005	September 30, 2004
Number of options	2.7 million	418,000
Range of exercise prices	$21.63 to $55.87	$37.60 to $38.61
Expiration on or before	September 2015	August 2014
Unvested common stock awards	125,000	—

Note 13—Foreign operations

We conduct our foreign operations through Shurgard Europe and other European subsidiaries. Our European revenues amounted to $32.3 million and $93.6 million, or 26% of our revenues, for the three and nine-month periods ended September 30, 2005, respectively, compared to $26.4 million and $72.9 million, or 24% and 23% of our total revenues for the three and nine-month periods ended September 30, 2004, respectively.

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

The results of our operations and our financial position are affected by the fluctuations in the value of the euro, and to a lesser extent, other European currencies, against the U.S. dollar. The effects of foreign currency exchange variances on our European assets, liabilities and equity are recognized as a currency translation adjustment in other comprehensive income (loss). Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables on intercompany transactions, are included in net income. Also, we are exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that are not denominated in the functional currency of the subsidiary or the investee.

As a result of our foreign operations, we recorded a foreign exchange loss of $142,000 for the three-month period ended September 30, 2005 and a foreign exchange gain of $1.9 million for the three-month period ended September 30, 2004. We recorded foreign exchange losses of $9.7 million and $493,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

Through July 1, 2005, we were exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that is not denominated in the functional currency of the subsidiary or the investee. In connection with the acquisition of the remaining interest in Shurgard Europe, we reevaluated our plans and expectations with respect to repayment of certain intercompany debt with our European subsidiaries and determined that it is prospectively a long-term-investment as defined in SFAS 52, “Foreign Currency Translation.” Accordingly, we do not expect to recognize exchange gains or losses on such intercompany debt in future periods in our Condensed Consolidated Statements of Income. Rather, we will report these translation adjustments as a component of other comprehensive income (loss). We had no foreign exchange gain or losses in net income related to this intercompany debt for the three-month period ended September 30, 2005 and a $2.1 million gain for the three-month period ended September 30, 2004 and a loss of $9.1 million for the nine-month period ended September 30, 2005 compared to a loss of $255,000 for the nine-month period ended September 30, 2004. We recorded, as a component of other comprehensive income, losses of $413,000 related to this intercompany debt for the three-month period ended September 30, 2005.

Note 14—Discontinued Operations

In 2004, we designated eight storage centers as discontinued operations, six of which were sold in 2004. We sold the remaining two storage centers during the first quarter of 2005, for aggregate proceeds of approximately $14.1 million, resulting in aggregate gains of approximately $6.4 million. In 2005, we designated seven additional properties located in three states as held for sale; one in Arizona, two in Michigan and four in Washington. In July, we sold the Arizona storage center and two of the Washington storage centers for aggregate proceeds of approximately $10.7 million, resulting in aggregate gains of approximately $5.4 million. We have presented the results of operations and gains on sales of these storage centers as discontinued operations for all periods presented.

The following table summarizes income from discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Discontinued operations:
Revenue	$438	$1,155	$1,820	$4,461
Operating expense	(200)	(630)	(904)	(1,972)
Depreciation and amortization	(50)	(162)	(230)	(622)

Operating income from discontinued operations	188	363	686	1,867
Gain on sale of properties	5,408	4,333	11,831	16,323

Discontinued operations	$5,596	$4,696	$12,517	$18,190

Note 15—Segment Reporting

Shurgard has four reportable segments: Domestic Same Store and New Store, and European Same Store and New Store. Our definition of Same Store includes existing storage centers acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in an average of approximately 24 to 48 months. New Store includes existing facilities that had not been acquired as of January 1 of the previous year as well as developed properties that have not been operating a full two years as of January 1 of the current year.

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

The following table illustrates the results of our Same Store and New Store reportable segments as of and for the three and nine-month periods ended September 30, 2005 and 2004. Same Store includes all storage centers acquired prior to January 1, 2004, and developments opened prior to January 1, 2003. New Store represents all storage centers acquired after January 1, 2004, and developments opened after January 1, 2003. As of September 30, 2005, our Same Store group included results from four properties that we held for sale. Other Stores consist of properties sold during 2005 and 2004 or of properties closed for redevelopment:

	For the three months ended September 30, 2005
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Stores	Discontinued Stores	Total
	(in thousands)
Segment revenue	$85,338	$7,119	$25,626	$6,648	$121	$(438)	$124,414
Less unconsolidated joint ventures	—	4	—	—	—	—	4

Consolidated revenue	85,338	7,123	25,626	6,648	121	(438)	124,418
Direct operating and real estate tax expense	28,638	3,236	10,244	5,033	43	(167)	47,027
Less unconsolidated joint ventures	—	38	—	—	—	—	38

Consolidated direct operating and real estate tax expense	28,638	3,274	10,244	5,033	43	(167)	47,065

Consolidated NOI	56,700	3,849	15,382	1,615	78	(271)	77,353

Indirect expense	4,248	399	2,666	1,365	4	(33)	8,649
Leasehold expense	1,003	143	725	81	—	—	1,952

Consolidated indirect and leasehold expense	5,251	542	3,391	1,446	4	(33)	10,601

Consolidated NOI after indirect and leasehold expense	$51,449	$3,307	$11,991	$169	$74	$(238)	$66,752

	For the three months ended September 30, 2004
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Stores	Discontinued Stores	Total
	(in thousands)
Segment revenue	$79,895	$2,528	$23,140	$3,226	$945	$(1,155)	$108,579
Less unconsolidated joint ventures	—	(495)	—	—	—	—	(495)

Consolidated revenue	79,895	2,033	23,140	3,226	945	(1,155)	108,084
Direct operating and real estate tax expense	26,970	1,879	9,825	3,621	457	(577)	42,175
Less unconsolidated joint ventures	—	(316)	—	—	—	—	(316)

Consolidated direct operating and real estate tax expense	26,970	1,563	9,825	3,621	457	(577)	41,859

Consolidated NOI	52,925	470	13,315	(395)	488	(578)	66,225

Indirect expense	3,241	132	2,973	1,350	61	(53)	7,704
Leasehold expense	899	43	464	57	—	—	1,463
Less unconsolidated joint ventures	—	(4)	—	—	—	—	(4)

Consolidated indirect and leasehold expense	4,140	171	3,437	1,407	61	(53)	9,163

Consolidated NOI after indirect and leasehold expense	$48,785	$299	$9,878	$(1,802)	$427	$(525)	$57,062

	For the nine months ended September 30, 2005
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Stores	Discontinued Stores	Total
	(in thousands)
Segment revenue	$245,315	$17,561	$76,063	$17,553	$923	$(1,820)	$355,595
Less unconsolidated joint ventures	—	(1,420)	—	—	—	—	(1,420)

Consolidated revenue	245,315	16,141	76,063	17,553	923	(1,820)	354,175
Direct operating and real estate tax expense	83,559	8,569	33,007	14,998	359	(729)	139,763
Less unconsolidated joint ventures	—	(516)	—	—	—	—	(516)

Consolidated direct operating and real estate tax expense	83,559	8,053	33,007	14,998	359	(729)	139,247

Consolidated NOI	161,756	8,088	43,056	2,555	564	(1,091)	214,928

Indirect expense	12,721	1,040	9,314	4,801	68	(175)	27,769
Leasehold expense	3,161	209	1,745	246	—	—	5,361
Less unconsolidated joint ventures	—	—	—	—	—	—	—

Consolidated indirect and leasehold expense	15,882	1,249	11,059	5,047	68	(175)	33,130

Consolidated NOI after indirect and leasehold expense	$145,874	$6,839	$31,997	$(2,492)	$496	$(916)	$181,798

	For the nine months ended September 30, 2004
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Stores	Discontinued Stores	Total
	(in thousands)
Segment revenue	$231,056	$5,347	$66,154	$6,737	$4,376	$(4,461)	$309,209
Less unconsolidated joint ventures	—	(1,067)	—	—	—	—	(1,067)

Consolidated revenue	231,056	4,280	66,154	6,737	4,376	(4,461)	308,142
Direct operating and real estate tax expense	78,112	4,688	30,445	9,452	1,785	(1,694)	122,788
Less unconsolidated joint ventures	—	(722)	—	—	—	—	(722)

Consolidated direct operating and real estate tax expense	78,112	3,966	30,445	9,452	1,785	(1,694)	122,066

Consolidated NOI	152,944	314	35,709	(2,715)	2,591	(2,767)	186,076

Indirect expense	9,895	407	8,533	3,496	213	(278)	22,266
Leasehold expense	2,863	43	1,396	155	—	—	4,457
Less unconsolidated joint ventures	—	(7)	—	—	—	—	(7)

Consolidated indirect and leasehold expense	12,758	443	9,929	3,651	213	(278)	26,716

Consolidated NOI after indirect and leasehold expense	$140,186	$(129)	$25,780	$(6,366)	$2,378	$(2,489)	$159,360

The following table reconciles the reportable segments’ direct and indirect operating expense to consolidated operating expense, for the three and nine-month periods ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Consolidated direct operating	$47,065	$41,859	$139,247	$122,066
Consolidated indirect operating and leasehold expense	10,601	9,163	33,130	26,716
Other operating expense, net	(39)	1,545	1,788	3,264

Consolidated operating expense	$57,627	$52,567	$174,165	$152,046

The following table reconciles the reportable segments’ NOI after indirect and leasehold expense per the table above to consolidated income from continuing operations for the three and nine-month periods ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Consolidated NOI after indirect and leasehold expense	$66,752	$57,062	$181,798	$159,360
Other revenue	748	1,299	3,484	3,887
Other operating expense, net	39	(1,545)	(1,788)	(3,264)
Real estate development expense	(2,564)	(1,632)	(8,207)	(2,664)
Depreciation and amortization	(24,202)	(21,459)	(70,711)	(62,782)
Impairment and abandoned project losses	(1,133)	(616)	(2,324)	(1,589)
General, administrative and other	(8,015)	(6,257)	(26,958)	(23,327)
Costs related to takeover proposal and exploration of strategic alternatives	(12,712)	—	(12,712)	—
Interest expense	(27,503)	(20,126)	(77,113)	(60,597)
Gain (loss) on derivatives	126	(274)	(1,586)	(389)
Foreign exchange (loss) gain	(142)	1,899	(9,705)	(493)
Interest income and other, net	1,277	1,106	3,505	2,307
Minority interest	3,249	4,002	16,235	12,355
Equity in earnings of other real estate investments, net	27	22	60	47
Income tax benefit (expense)	47	(24)	(342)	(47)

(Loss) income from continuing operations	$(4,006)	$13,457	$(6,364)	$22,804

Note 16—Commitments and Contingencies

The following table summarizes our contractual obligations, commitments and contingent liabilities as of September 30, 2005:

	Payments due by period
	Total	2005	2006-2007	2008-2009	2010 and thereafter
	(in thousands)
Contractual Obligations
Long-term debt	$1,824,724	$67,256	$73,099	$751,036	$933,333
Capital and operating lease obligations	205,458	2,533	18,495	14,394	170,036

Totals	$2,030,182	$69,789	$91,594	$765,430	$1,103,369

	Amount of commitment expiration per period
	Total amounts committed	2005	2006-2007	2008-2009	2010 and thereafter
	(in thousands)
Other Commercial Commitments & Contingent Liabilities
Development contract commitments (1)	$53,505	$27,105	$24,601	$846	$953
Commitment to purchase properties and interests (2)	7,643	5,643	2,000	—	—
Loan commitments (3)	4,760	4,505	255	—	—
Outstanding letters of credit and other	3,753	3,508	245	—	—

Totals	$69,661	$40,761	$27,101	$846	$953

(1)	Includes costs to complete for property development and redevelopment projects conducted with contractors. The outstanding commitment is computed based on total estimated project costs less costs incurred to date. This includes $26.2 million of development commitments on our European joint ventures in which we have a 20% ownership interest.
(2)	Includes a commitment to purchase the ownership interest of a minority partner in three joint ventures and commitments to purchase two parcels of land and a constructed property. As of September 30, 2005, the commitments to purchase real estate properties were contingent upon the seller satisfying certain conditions and completing the remediation of certain contingencies prior to closing.
(3)	Includes loan commitments to a California developer to finance the construction of certain storage centers according to our specifications and a line of credit facility granted to a Florida partner (see Note 4.)

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

We are a defendant in litigation filed on October 30, 2002, in the U.S. District Court for the Northern District of California styled as Patricia Scura et al. v. Shurgard Storage Centers, Inc. (Case No. C 02-5246- WDB). The complaint alleges that we required our hourly store employees to perform work before and after their scheduled work times and failed to pay overtime compensation for work performed before and after hours and during meal periods. In December 2004, we reached a tentative agreement to settle this lawsuit and recognized a $2.75 million liability, classified in accounts payable and other liabilities on our Condensed Consolidated Balance Sheet, for the proposed settlement in December 2004. The District Court approved the final settlement on October 7, 2005, and we will mail payments in November 2005 to class members who submitted claims. We do not believe that the ultimate outcome of this litigation will have further material adverse effect on our financial position, operating results or cash flows.

In addition, from time to time we are subject to various legal proceedings that arise in the ordinary course of business. Although we cannot predict the outcomes of these proceedings with certainty, we do not believe that the disposition of these matters and the matters discussed above will have a material adverse effect on our financial position, operating results or cash flows.

Takeover proposal and exploration of strategic alternatives

By letter dated July 8, 2005, Public Storage, Inc. made an unsolicited takeover proposal to acquire us through a fully taxable all stock transaction pursuant to which 0.8 shares of Public Storage common stock would be exchanged for each outstanding share of Shurgard common stock. The board of directors met on July 22, 2005 and, with the assistance of financial and legal advisors, conducted a thorough review of the proposal and unanimously decided to reject the proposal. The board of directors determined that a combination of the companies on the terms proposed would not be in the best interests of our shareholders and communicated our rejection of the proposal by letter to Public Storage dated July 26, 2005. On August 1, 2005, Public Storage publicly disclosed its interest in combining the two companies on the same terms previously presented, and Shurgard publicly reiterated its rejection of that proposal.

On October 27, 2005 we announced that our board of directors has authorized management and our financial advisors to explore reasonably available strategic alternatives to maximize shareholder value. These alternatives include, but are not limited to, a sale of the company, the formation of asset joint ventures with strategic partners, a sale of certain of our assets or operations, and continued implementation of our strategic business plan.

We have entered into engagement letters with our financial advisors for services to be rendered in connection with the takeover proposal and a possible exploration of strategic alternatives. Combined minimum fee obligations under these agreements total $12 million for services to be rendered to us over a period of up to 18 months, which commenced in July 2005. Due to uncertainty concerning the scope, nature and timing of services to be received, we expensed the entire $12 million combined minimum fee obligation in the third quarter of 2005. As of September 30, 2005, $11.4 million of accrued minimum fee obligations were included in Other liabilities. In addition, we expensed $700,000 in legal fees as incurred. Contingent on our entering into a business combination during the term of the agreements, we may incur additional fees. However, as of September 30, 2005, those amounts, if any, are not estimable and no amounts have been accrued.

Note 17—Related Party Affiliation

Charles K. Barbo, our chief executive officer and chairman of our board of directors, indirectly owns a 0.5% ownership interest in a limited partnership known as Shurgard Institutional Fund L.P. I, a consolidated subsidiary of Shurgard. Shurgard owns a 99% interest in this entity.

Note 18—Subsequent Events

Seven of our storage centers in Florida incurred damage as a result of Hurricane Wilma, which struck southern Florida on October 24, 2005. For the quarter ended September 30, 2005, these properties produced revenue of $2.7 million, or 2.2% of total revenue, and NOI of $1.8 million, or 2.3% of total NOI. For the nine months ended September 30, 2005, revenues from these properties totaled $7.7 million, or 2.2% of total revenue, and NOI was $5.3 million, or 2.5% of total NOI. Operations have been substantially restored and our initial estimates indicate that, due to increased demand for available unaffected units, lost revenue from affected units undergoing repair will not materially impact NOI during the fourth quarter of 2005. All storage centers are covered by insurance for losses due to physical damage and business interruption. We estimate that costs of store repairs, net of insurance recovery, will be approximately $1.2 million.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing on Form 10-Q contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology. These statements are only predictions and are inherently uncertain. Our actual results may differ significantly from our expectations due to uncertainties, including the risk that:

•	changes in economic conditions in the markets in which we operate or competition from new self-storage facilities or other storage alternatives may cause a decline in rent or occupancy rates or delays in rent-up of newly developed properties;

•	new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover or scheduling problems with contractors, subcontractors or suppliers;

•	we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses;

•	tax law changes may change the taxability of future income;

•	increases in interest rates or changes to our credit ratings may increase the cost of refinancing long-term debt;

•	our alternatives for funding our business plan may be impaired by economic uncertainty due to war or terrorism;

•	Shurgard Self Storage SCA, our wholly owned European subsidiary that we refer to as Shurgard Europe, may be adversely affected if it is unable to complete funding of its development joint ventures and maintain compliance with its debt covenants;

•	we may not completely remediate our control deficiencies and material weaknesses such that management would be able to conclude that our internal control over financial reporting is effective and our independent registered public accounting firm would be able to express an opinion on the effectiveness of our internal control over financial reporting;

•	we may incur significant costs related to a takeover proposal and our exploration of strategic alternatives; and

•	we may be adversely affected by legislation or changes in regulations.

Other factors that could affect our financial results are described below and in Part I—Item 1 (Business) of our 2004 annual report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly update these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

OVERVIEW

We own, operate and develop self-storage properties in principal cities in the United States and in Western Europe. Headquartered in Seattle, Washington, and Brussels, Belgium, we operate as a REIT. Since our founding in 1972, we (and our predecessor company) have steadily grown our business of investing in and operating self-storage facilities. We own or lease, directly and through our subsidiaries and joint ventures, 624 properties containing approximately 39.3 million net rentable square feet and manage 20 properties containing approximately 1.2 million rentable square feet for third parties. Today, we are one of the largest self-storage property owners in the United States with a network of 483 storage centers located in 21 different states. We are the largest self-storage owner in Europe with 141 storage centers located in seven countries. We directly own most of these properties and hold indirect interests in the others through our subsidiaries and joint ventures.

The highlights for the nine-month period ended September 30, 2005, are as follows:

•	For the nine-month period ended September 30, 2005, the net operating income after indirect and leasehold expenses of our Same Store increased by 7% compared to the same period in the prior year due primarily to increases in rental rates for our domestic storage centers and to increases in occupancy in our European storage centers;

•	In June, we acquired the remaining third party interest in Shurgard Europe for approximately $97.4 million;

•	We opened six developments in Europe and completed one development and nine redevelopment projects in the United States;

•	We acquired seven storage centers in North Carolina, two storage centers in Florida and one in California;

•	We completed the sales of five self-storage centers in Arizona, California and Washington and recognized an aggregate gain of $11.8 million;

•	In February, we entered into a three-year unsecured revolving credit facility to borrow up to $350 million and a nine-month $150 million term loan facility; and

•	In June, we increased the size of our term loan facility to $300 million and extended its maturity to February 2008 and in September we further increased our term loan facility to $350 million.

CONSOLIDATED STATEMENTS OF INCOME

Our financial statements include our European subsidiaries whose functional currency is the euro. Accordingly, our results of operations, financial position and cash flows are affected by fluctuations in the value of the euro against the U.S. dollar. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the end of each period and statement of income accounts are translated at the average exchange rate for each period. These exchange rates were as follows (in U.S. dollars per euro):

	Three Months ended
	As of September 30, 2005		As of December 31, 2004
Closing rate	1.20		1.36

	September 30,		June 30,
	2005	2004	2005	2004
Average rate	1.22	1.22	1.26	1.20

Net income:  We had net income of $1.6 million and $6.2 million for the three and nine-month periods ended September 30, 2005, respectively, compared to net income of $18.2 million and $38.7 million for the three and nine-month periods ended September 30, 2004, respectively. For the three and nine-month periods ended September 30, 2005, the decrease in net income is primarily due to higher interest expense and to fluctuations in foreign exchange rates. Additionally, increases in our store operations results were more than offset by higher general, administrative and other expenses, takeover offer related costs and real estate development expenses.

Total Revenue:  Total revenue of $125.2 million and $357.7 million for the three and nine-month periods ended September 30, 2005, respectively, increased $15.8 million, or 14%, and $45.6 million or 15% compared to the same period in 2004, due primarily to the growth in the number of stores, higher occupancy in our European and domestic storage centers and higher rental rates for our domestic storage centers. See further discussion of Storage center operations revenue in SEGMENT ANALYSIS.

Operating Expenses:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Direct store operating expenses	$47,065	$41,859	$139,247	$122,066
Indirect operating and leasehold expense	10,601	9,163	33,130	26,716
Other operating	(39)	1,545	1,788	3,264

Operating expense	$57,627	$52,567	$174,165	$152,046

Direct and indirect store operating expenses increased by $6.6 million, or 13%, and $23.6 million, or 16% for the three and nine-month periods ended September 30, 2005, respectively, compared to the prior year primarily as a result of increase in the number of storage centers and an increase in personnel expenses. See discussion of these expenses under SEGMENT ANALYSIS. Other operating expense for the three-month period ended September 30, 2005 decreased compared to the same period in 2004 because in 2004 we recognized $0.9 million of legal fees on two legal claims relating to operating activities and because in 2005 we recorded a $0.7 million favorable adjustment related to a physical inventory count we performed in the third quarter of 2005.

Real estate development expenses:  Real estate development expenses of $2.6 million and $8.2 million for the three and nine-month periods ended September 30, 2005, respectively, increased $930,000 and $5.5 million, respectively, compared to the same periods in 2004. These increases were due primarily to a lower level of capitalized costs as a result of less development activity and of higher acquisition activity. In the third quarter of 2005, we have started to see a decline in real estate development expenses in Europe compared to the second quarter due to implementation of certain reorganization measures and an increase in development activity resulting in higher capitalization of cost and to the reorganization of development teams in certain countries.

Depreciation and amortization:  Depreciation and amortization of $24.2 million and $70.7 million for the three and nine-month periods ended September 30, 2005, respectively, increased $2.7 million and $7.9 million, or 13% compared to the same periods in 2004. The increase is due primarily to storage center acquisitions and developments in late 2004 and in the second and third quarters of 2005.

Impairment and abandoned project losses:  Abandoned project losses relate to previously capitalized costs of development projects that have been assessed as unlikely to be completed. Such losses were $950,000 and $1.9 million for the three and nine-month periods ended September 30, 2005, respectively, each of which was approximately $300,000 higher than we incurred in the same periods in 2004 primarily because we reassessed projects in certain new markets within Germany and France. We also recorded impairment losses of approximately $180,000 and $420,000 in the three and nine-month periods ended September 30, 2005, respectively, related to changes in our estimates of the fair values of three parcels of land we are holding for sale. We recorded no impairment losses in the three or nine-month periods ended September 30, 2004.

General, administrative and other expenses:  General and administrative expenses of $8.0 million and $27.0 million for the three and nine-month periods ended September 30, 2005, respectively, increased $1.8 million, or 28%, and $3.6 million, or 16%, respectively, compared to the same periods in 2004. The major components of these increases are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Personnel expenses	$3,033	$2,439	$10,571	$8,877
Professional fees—audit and consulting	3,015	2,184	8,823	5,419
Restructuring and exit costs	334	—	1,678	2,263
Other general and administrative	1,633	1,634	5,886	6,768

General, administrative and other	$8,015	$6,257	$26,958	$23,327

Personnel expenses for the nine-month period ended September 30, 2005, increased primarily as a result of additional positions in the financial reporting and accounting function and our information technology function. Professional fees—audit and consulting consist of costs of consultants assisting us with our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and external audit fees. Such costs have increased significantly due to our additional efforts since the first quarter of 2005 to comply with the requirements for both 2004 and 2005. We incurred $1.3 million in charges in the second quarter of 2005 and an additional $300,000 in the third quarter of 2005 in connection with plans to restructure the management of Shurgard Europe. We continue to evaluate our management structure and may develop additional cost reduction plans for which we may record additional restructuring expenses in 2005 and 2006. In the first quarter of 2004, we recorded exit costs of $2.3 million in connection with the closing of our containerized storage business.

Costs related to takeover proposal:  In the third quarter of 2005, we accrued $12.7 million in advisory and legal fees related to the takeover proposal that was rejected by Shurgard’s board of directors in July 2005. We expect to continue to incur costs in connection with this takeover proposal and with the exploration of strategic alternatives. (See Note 16 to our Condensed Consolidated Financial Statements).

Interest expense:  Interest expense of $27.5 million and $77.1 million for the three and nine-month periods ended September 30, 2005, increased $7.4 million, or 37%, and $16.5 million, or 27%, compared to the same periods in 2004. Interest expense in Europe increased $1.5 million and $8.0 million for the three and nine-month periods ended September 30, 2005, respectively, because we refinanced a variable rate credit facility with bonds that are swapped to a fixed rate and because our development joint ventures increased their borrowings to finance on-going development projects. The remaining increase was due primarily to increased borrowings on our line of credit and higher interest rates. At September 30, 2005 interest rates on our line of credit and term loan were 1.8 percentage points higher than at September 30, 2004. We borrowed under our revolving credit and term loan facilities to finance our acquisition of the remaining interest in Shurgard Europe, property acquisitions, development and redevelopment projects. Additionally, in the third quarter of 2004, we recognized a $1 million reduction relating to the amortization of an estimated participation rights liability. We retired the remaining participation rights in December 2004 and therefore recorded no related amortization in 2005.

Gain (loss) on derivatives:  This represents loss as recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 and changes in the ineffective portions of those derivatives classified as cash flow hedges. The loss of $1.6 million in the first nine months of 2005 was primarily the net effect of the change in value of certain interest rate swaps and certain currency forward contracts on the euro that do not qualify for hedge accounting.

Foreign exchange (loss) gain:  The foreign exchange losses of $9.7 million and $490,000 for the nine-month periods ended September 30, 2005 and 2004, respectively, and the $1.9 million foreign exchange gain for the three-month period ended September 30, 2004, relate primarily to intercompany loans with our European subsidiaries that were marked to the period end exchange rate. In connection with the acquisition of the remaining interest in Shurgard Europe, we reevaluated our intercompany debt with our European subsidiaries as of July 1, 2005 and determined that such debt is of a long-term-investment nature. Accordingly, we did not recognize exchange gains or losses on this intercompany debt in earnings in the third quarter of 2005.

Interest income and other, net:  Interest income and other was $1.3 million and $3.5 million, for the three and nine-month periods ended September 30, 2005, respectively, compared to $1.1 million and $2.3 million for the same periods in 2004. The increase for the nine-month period ended September 30, 2005, is due primarily to a $0.5 million gain realized in August 2005 on the sale of an equity investment and of a $0.5 million income on the settlement of an option to acquire an interest in a property owned by one of our joint venture partners in June 2005.

Minority interest:  Most of our minority interest benefit results from our 80% partner’s interests in our European joint ventures, First and Second Shurgard. The components of minority interest were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
European development joint ventures	$4,127	$3,599	$14,305	$9,532
Shurgard Europe	—	832	4,135	4,020
Domestic joint ventures	(878)	(429)	(2,205)	(1,197)

Total Minority interest	$3,249	$4,002	$16,235	$12,355

Income tax expense:  Shurgard Europe is subject to income taxation in the various jurisdictions in which it operates and, as a result of losses it has incurred since its inception, has generated deferred tax assets. Our domestic non-REIT activities (principally our containerized storage business) also incurred losses and generated deferred tax assets. Because we have been unable to demonstrate recoverability of such assets, we have recorded a valuation allowance offsetting these deferred tax assets for each reporting period. As a result, no significant income tax expense or benefit is recorded in our Condensed Consolidated Statements of Income in relation to the REIT. In the second quarter of 2005, we incurred approximately $413,000 of federal and state income tax expense related to the transfer of ownership interests in certain properties from taxable subsidiaries to the REIT.

Discontinued operations:  In the third quarter of 2005, we recognized $5.4 million in gain on the sale of three operating storage centers and we recognized $4.3 million on the sale of two properties in the third quarter of 2004. For the nine-month periods ended September 30, 2005 and 2004 we recognized gains of $11.8 million and $16.3 million, respectively on the sale of five and six operating properties, respectively. Such sales result from opportunities to sell assets in our portfolio that no longer meet our long-term strategic goals. We will continue to consider these types of opportunities. We reclassified the operating income of 15 storage centers as income from discontinued operations including income from four properties that we held for sale as of September 30, 2005 but for which we had operations for the nine-month period ended September 30, 2005.

Cumulative effect of change in accounting principle:  On the adoption of FIN 46R, in the quarter ended March 31, 2004, we recognized a cumulative effect of change in accounting principle of approximately $2.3 million relating to the consolidation of First Shurgard. This is the result of eliminating all intercompany profits from inception of First Shurgard in 2003 as required under FIN 46R. Before 2004, prior to the adoption of FIN 46R, we eliminated our 20% ownership share of intercompany profits.

SEGMENT ANALYSIS

Shurgard has four reportable segments: Domestic Same Store, Domestic New Store, European Same Store and European New Store. Same Store includes storage centers acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. New Store represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. These reportable segments allow us to focus on improving results from our existing real estate assets and renting up our new facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. We believe NOI is a meaningful measure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is defined as storage center operations revenues less direct operating and real estate tax expense for each of our properties. For a reconciliation of Same Store and New Store NOI income (loss) from continuing operations, see Note 15 to our Condensed Consolidated Financial Statements. The following sections discuss the performance of these segments.

The following tables summarize key operational data for our storage center portfolio as of September 30, 2005 and 2004 that are further discussed below in this section by segment:

	Three months ended September 30, 2005
	Domestic (1)		Europe		Total
	Amount	% of total	Amount	% of total	Amount	% of total
	(dollars in thousands except average rent)
Same Store (2)
Number of Storage Centers	441	91%	96	68%	537	86%
Segment Revenues	$85,338	92%	$25,626	79%	$110,964	89%
NOI after indirect and leasehold expense	$51,449	94%	$11,991	99%	$63,440	95%
Avg. annual rent per sq. ft.(4)	$12.24		$21.51
Avg. sq. ft. occupancy	87%		81%
Total Storage Center Costs (5)	$1,775,172	89%	$821,111	72%	$2,596,283	82%

New Store (3)
Number of Storage Centers	42	9%	45	32%	87	14%
Segment Revenues	$7,119	8%	$6,648	21%	$13,767	11%
NOI after indirect and leasehold expense	$3,341	6%	$169	1%	$3,510	5%
Avg. sq. ft. occupancy	78%		51%
Total Storage Center Costs (5)	$225,132	11%	$326,156	28%	$551,288	18%

Combined New and Same Stores
Number of Storage Centers	483	100%	141	100%	624	100%
Segment Revenues	$92,457	100%	$32,274	100%	$124,731	100%
NOI after indirect and leasehold expense	$54,790	100%	$12,160	100%	$66,950	100%
Total Storage Center Costs (5)	$2,000,304	100%	$1,147,267	100%	$3,147,571	100%

	Three months ended September 30, 2004
	Domestic (1)		Europe (6)		Total
	Amount	% of total	Amount	% of total	Amount	% of total
	(dollars in thousands except average rent)
Same Store (2)
Number of Storage Centers	441	95%	96	74%	537	91%
Segment Revenues	$79,895	97%	$22,927	88%	$102,822	95%
NOI after indirect and leasehold expense	$48,785	99%	$9,678	123%	$58,463	102%
Avg. annual rent per sq. ft. (4)	$11.67		$21.98
Avg. sq. ft. occupancy	86%		71%

New Store (3)
Number of Storage Centers	23	5%	33	26%	56	9%
Segment Revenues	$2,528	3%	$3,191	12%	$5,719	5%
NOI after indirect and leasehold expense	$474	1%	$(1,833)	(23%)	$(1,359)	(2%)
Avg. sq. ft. occupancy	61%		23%

Combined New and Same Stores
Number of Storage Centers	464	100%	129	100%	593	100%
Segment Revenues	$82,423	100%	$26,118	100%	$108,541	100%
NOI after indirect and leasehold expense	$49,259	100%	$7,845	100%	$57,104	100%

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Our definition of Same Store results in the addition of storage centers each year as new acquisitions and developments meet the criteria for inclusion, so we then include these storage centers in the previous year’s comparable data. Other storage companies may define Same Store differently, which will affect the comparability of the data.
(3)	Our definition of New Store, as shown in the table above, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as developed properties that have not been operating a full two years as of January 1 of the current year.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(5)	Total costs capitalized to storage centers.
(6)	Amounts have been translated from local currencies to U.S. dollars at a constant exchange rate using the average exchange rates for 2005.

Domestic Same Store

The following table summarizes key operating data for Domestic Same Store as defined at September 30, 2005 (1):

	Number of Properties	Total Storage Center Cost (2)	Total Net Rentable square feet	Average Occupancy		Average Annual Rent (per sq. ft) (3)
				Three months ended		Three months ended
				9/30/2005	9/30/2004	9/30/2005	9/30/2004
		(in millions)
Same Store since 2005	34	$179.1	2,321,000	85%	82%	$12.72	$12.15
Same Store since 2004	59	218.3	4,350,000	83%	81%	8.84	8.21
Same Store since 2003 or prior	348	1,377.8	22,393,000	88%	87%	12.82	12.25

Same Store total	441	$1,775.2	29,064,000	87%	86%	$12.24	$11.67

	Segment Revenue		NOI (after leasehold expense)
	Three months ended		Three months ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
	(in thousands)		(in thousands)
Same Store since 2005	$6,830	$6,237	$3,929	$3,519
Same Store since 2004	8,963	7,997	5,519	4,882
Same Store since 2003 or prior	69,545	65,661	46,249	43,625

Same Store total	$85,338	$79,895	$55,697	$52,026

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Total costs capitalized to storage centers since the store was acquired or developed.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

	For the three months ended September 30,				For the nine months ended September 30,
Same Store Results (1)	2005	2004	% Change		2005	2004	% Change
	(dollars in thousands except average rent)
Segment revenue	$85,338	$79,895	6.8	%(a)	$245,315	$231,056	6.2	%(a)
Operating expense:
Personnel expenses	9,186	8,727	5.3	%(b)	27,443	25,507	7.6	%(b)
Real estate taxes	7,491	6,901	8.5	%(c)	22,307	20,799	7.3	%(c)
Repairs and maintenance	2,470	2,180	13.3	%(d)	7,024	6,928	1.4%
Marketing expense	2,343	2,246	4.3%		6,572	5,990	9.7	%(e)
Utilities and phone expenses	3,239	2,757	17.5	%(f)	8,566	8,123	5.5	%(f)
Cost of goods sold	1,195	1,106	8.0%		3,216	2,878	11.7	%(g)
Store admin and other expenses	2,714	3,053	(11.1%)		8,431	7,887	6.9	%(h)

Direct operating and real estate tax expense	28,638	26,970	6.2%		83,559	78,112	7.0%

NOI	56,700	52,925	7.1%		161,756	152,944	5.8%
Leasehold expense	1,003	899	11.6%		3,161	2,863	10.4%

NOI after leasehold expense	55,697	52,026	7.1%		158,595	150,081	5.7%
Indirect operating expense (2)	4,248	3,241	31.1	%(i)	12,721	9,895	28.6	%(i)

NOI after indirect operating and leasehold expense	$51,449	$48,785	5.5%		$145,874	$140,186	4.1%

Avg. annual rent per sq.ft.	$12.24	$11.67	4.9%		$12.04	$11.53	4.4%
Avg. sq.ft. occupancy	87%	86%			86%	84%

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. It does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on the number of months each storage center was in operation during the period.

(a) The increases in revenue over the same periods in 2004 are due primarily to increases in rental rates and to a lesser extent due to increases in occupancy. Increases in rental rates resulted from a sustained demand and increased focus on price management.

(b) Personnel expenses have increased as a result of our effort to increase quality of service and reduce employee turnover , such as higher salaries and incentive compensation for more experienced store managers and other employees. Additionally, health insurance costs increased by 19% for the three and nine-month periods ended September 30, 2005 compared to 2004.

(c) Real estate taxes increased due to higher property tax assessments in certain regions and due to benefits recognized in 2004 as a result of successful tax appeals.

(d) Repairs and maintenance increased primarily due to higher personnel expense relating to our initiative to improve the exterior appearance of our stores.

(e) Marketing expense increased due to more local marketing including dedicated trucks and direct mail programs.

(f) For the three-month period ended September 30, 2005, utilities and phone expense increased due to growing electricity costs due to sharp rate escalation and a more intensive summer season in some regions of the country.

(g) Cost of goods sold increased ratably due to the increase in retail sales.

(h) The increase in expenses for the nine-month period ended September 30, 2005 is primarily the result of higher credit card fees. We have been promoting credit card payments to our customers in an effort to reduce delinquent payments.

(i) Indirect operating expenses have been consistently higher in 2005 compared to 2004. This increase is primarily due to new management positions in certain regions and new regional field sales and marketing positions and related recruitment costs. We believe that these expenses have leveled off with the stabilization of the regional infrastructure.

Seven of our storage centers in Florida incurred damage as a result of Hurricane Wilma, which struck southern Florida on October 24, 2005. For the quarter ended September 30, 2005, these properties produced revenue of $2.7 million, or 2.2% of total revenue, and NOI of $1.8 million, or 2.3% of total NOI. For the nine months ended September 30, 2005, revenues from these properties totaled $7.7 million, or 2.2% of total revenue, and NOI was $5.3 million, or 2.5% of total NOI. Operations have been substantially restored and our initial estimates indicate that, due to increased demand for available unaffected units, lost revenue from affected units undergoing repair will not materially impact NOI during the fourth quarter of 2005. All storage centers are covered by insurance for losses due to physical damage and business interruption.

Domestic New Store

The following table summarizes key operating data for Domestic New Store as of September 30, 2005:

	Acquisitions Three months ended September 30,		Developments Three months ended September 30,		Total New Stores Three months ended September 30,
New Store Results (1)	2005	2004	2005	2004	2005	2004
	(dollars in thousands)
Segment revenue	$3,447	$193	$3,672	$2,335	$7,119	$2,528
Direct operating and real estate tax expense	1,261	75	1,975	1,804	3,236	1,879

NOI	2,186	118	1,697	531	3,883	649
Leasehold expense	—	—	143	43	143	43

NOI after leasehold expense	2,186	118	1,554	488	3,740	606
Indirect operating expense (2)	164	17	235	115	399	132

NOI after indirect operating and leasehold expense	$2,022	$101	$1,319	$373	$3,341	$474

Avg. sq. ft. occupancy	86%	94%	72%	58%	78%	61%
No. of properties	17	2	25	21	42	23

	Acquisitions Nine months ended September 30,		Developments Nine months ended September 30,		Total New Stores Nine months ended September 30,
New Store Results (1)	2005	2004	2005	2004	2005	2004
	(dollars in thousands)
Segment revenue	$7,841	$263	$9,720	$5,084	$17,561	$5,347
Direct operating and real estate tax expense	2,906	77	5,663	4,611	8,569	4,688

NOI	4,935	186	4,057	473	8,992	659
Leasehold expense	—	—	209	43	209	43

NOI after leasehold expense	4,935	186	3,848	430	8,783	616
Indirect operating expense (2)	363	19	677	388	1,040	407

NOI after indirect operating and leasehold expense	$4,572	$167	$3,171	$42	$7,743	$209

Avg. sq. ft. occupancy	86%	95%	67%	49%	74%	51%
No. of properties	17	2	25	21	42	23

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center. In 2005, we completed redevelopments within our Same Store portfolio of 213,000 square feet of rentable space on eight properties, expanding and modernizing 213,000 square feet of rental space in our Same Store portfolio. We completed all of these redevelopments in the second quarter of 2005.
(2)

Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. It does not include containerized storage operations, internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

Increases from year-to-year in NOI for the New Store portfolio reflect the greater number of properties and, correspondingly, property months for the periods presented. Although this increase gives some indication of how much of our overall NOI growth results from New Store, we do not regard it as a good method of evaluating the performance of assets within this segment. Rather, we use other methods, such as comparisons of actual results to targeted NOI for the appropriate period from opening or at maturity. The performance of our domestic acquisitions and developments are discussed below.

Domestic Acquisitions

We continue to seek acquisition opportunities for high quality storage centers that meet our investment standards. We pursue only those properties that enhance our existing network of storage centers or allow us to establish significant market presence in new markets (i.e. establish greater market presence or expand an established market to create greater economies of scale). We discuss key operating data for our acquisitions below.

The following table summarizes our domestic acquisition activity from 2003 to 2005 as of September 30, 2005:

	Number of Properties	Total Storage Center Cost (1)	Total Net Rentable square feet	Average Occupancy (3)		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				9/30/2005	9/30/2004	9/30/2005	9/30/2004
		(in millions)
Acquisitions in 2005	10	$44.2	754,000	84%	—	$9.05	$—
Acquisitions in 2004	7	52.6	504,000	89%	94%	15.37	6.79
Acquisitions in 2003	20	102.2	1,449,000	85%	83%	12.25	12.13

(1)	Total storage center costs include all costs capitalized to storage centers since the store was acquired or developed and excludes related intangible assets.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)	Average occupancy for 2004 includes occupancy for two properties acquired as of September 30, 2004. Five other stores were acquired in the fourth quarter of 2004.

In the first quarter of 2005, we acquired one property in North Carolina through Shurgard/Morningstar Storage Centers, LLC, one of our consolidated subsidiaries, in which we own 74%, for $3.0 million (including $121,000 paid for a non-compete agreement). In the second quarter of 2005, we completed the purchase of six storage centers in North Carolina for an aggregate purchase price of $26 million. These storage centers are managed by affiliates of certain members of Shurgard/ Morningstar Storage Centers, LLC that are unrelated to Shurgard.

In the second quarter of 2005, we also acquired Central Parkway Storage, Inc. (CPI), which owns two storage properties in Florida. We had a pre-existing relationship with the shareholders of CPI and as part of the transaction we settled approximately $1.2 million of liabilities due to them. We also settled an option we had to acquire an interest on a property owned by them and recorded a gain on that option of approximately $555,000. The net consideration we issued in these transactions was approximately $10.4 million and consisted of 127,684 shares of common stock ($5.5 million) and cash ($4.9 million). The amount of the consideration allocated to storage centers and related assets was $9.8 million. We also agreed to provide the sellers of CPI, at their request, a line of credit collateralized by the stock issued in the acquisition for up to 50% of the value of such stock for a term not to exceed 13 months with monthly interest payable at prime. We have made no advances under this facility.

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

In 2004, we purchased seven storage centers: one in North Carolina for $6.3 million, two in California for $5.2 million and $8.8 million in two separate transactions, and one in each of Indiana and New Jersey and two in New York for an aggregate $10.8 million plus $17.4 million of assumed debt. The average occupancy of these seven storage centers was 89% as of September 30, 2005.

During 2003, we purchased 20 storage centers. On September 30, 2003, we purchased 19 storage centers totaling 1.4 million net rentable square feet from the owners of Minnesota Mini Storage. These 19 storage centers had an average occupancy of 85% at September 30, 2005. We purchased one additional storage center from a California developer on December 31, 2003 for $6.3 million. Its occupancy was 94% at September 30, 2005.

Domestic Development

Our investment strategy includes development of new storage centers in markets in which we currently operate and that we have identified as underserved with high barriers to entry. We normally project new storage properties to rent up at a rate between 3% and 4% per month. Our current development portfolio is renting up at an average of 3.5% per month, which is a faster pace than we experienced with our 2003 and 2002 developments. We can give no assurance that the pace of rent up noted above regarding the development projects will continue. Actual occupancy levels and rates could be lower if we experience competition from other self-storage properties and other storage alternatives located in close proximity to our developments.

The following table summarizes key operating data from our domestic developments in 2003, 2004, and the first nine months of 2005.

	Number of Properties	Total Storage Center Cost (1)	Total Net Rentable square feet	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				9/30/2005	9/30/2004	9/30/2005	9/30/2004
		(in millions)
Developments in 2005	2	$5.7	96,000	28%	—	$9.70	$—
Developments in 2004	9	47.2	506,000	70%	47%	13.49	11.04
Developments in 2003	14	75.4	841,000	76%	62%	12.72	11.79

Development total	25	$128.3	1,443,000	72%	58%	$12.93	$11.60

	Segment Revenue		NOI (after leasehold expense)
	Three months ended,		Three months ended,
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
	(in millions)		(in millions)
Developments in 2005	$74	$—	$(146)	$—
Developments in 2004	1,319	589	634	(73)
Developments in 2003	2,279	1,746	1,066	561

Development total	$3,672	$2,335	$1,554	$488

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening, the average annual rent is lower as the store has not been opened a full year.

In 2005, we opened one new storage center in California and one in Oregon, both of which opened in the third quarter. The Oregon storage center is a redevelopment at a site where we had torn down an older facility in October 2004. The California storage center is under an operating lease. After being open for less than three months, the average occupancy of these locations was 41% at September 30, 2005.

In 2004, we opened nine new storage centers: four properties located one each in California, in South Carolina, Michigan, and New Jersey in the first quarter; one property in Washington in the second quarter; one each in Pennsylvania and California in the third quarter; and one each in Texas and Colorado in the fourth quarter. The 2004 developments were open an average of 16 months and had an average occupancy rate of 71% at September 30, 2005. Most stores are renting up as anticipated except one in Michigan and one in North Carolina that are renting up more slowly than expected. The slow rent up in Michigan is primarily due to the economic slowdown in that state.

The 2003 developments were open an average of 26 months and had an average occupancy rate of 77% at September 30, 2005. Seven of the 2003 developments are renting up at a slower pace than average including four in the Chicago and Michigan areas due to higher competition in both states and the slowdown in the Michigan economy. In response to the slow rent up we have adjusted rental rates in these states to sustain occupancy growth.

Domestic development and redevelopment projects under construction

In addition to the operating properties discussed in Segment Performance, we have properties under construction or pending construction and various redevelopment projects on existing properties. The following table summarizes the domestic properties under construction as of September 30, 2005:

	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of September 30, 2005
	(dollars in millions)
Developments and expansion projects under construction:
Developments:
Construction in progress	5	$44.1	$19.8
Land purchased pending construction	4	$21.1	$0.2

Total Developments	9	$65.2	$20.0
Expansion projects:
Construction in progress	6	$6.2	$2.7

Total	15	$71.4	$22.7

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

European Same Store

The following tables summarize the performance of European Same Store for the three and nine-month periods ended September 30, 2005 and 2004. European Same Store includes properties located in all of the European markets in which we operate, with the exception of Germany, as the first store in that market opened in 2003.

	Percent change compared to prior year quarter
European Same Store comparison by market	Number of Properties	Q3 2005 Average Occupancy	Q3 Segment Revenue	Q3 NOI (after leasehold expenses)	Q3 Occupancy	Q3 Rate
Belgium	17	79%	3.8%	2.6%	7.4%	(3.7	%)(a)
Netherlands	22	76%	17.3%	22.5%	24.2%	(4.8	%)(a)
France	23	86%	11.6%	8.6%	10.6%	0.2%
Sweden	20	83%	14.1%	30.0%	16.8%	(0.1	%)(a)
Denmark	4	89%	25.1%	65.3%	27.4%	(2.6	%)(a)
United Kingdom	10	79%	7.0%	9.7%	13.9%	(4.3	%)(a)

Europe Totals	96	81%	11.8%	15.9%	14.1%	(2.1%)

(a)	Our rates decreased in those countries where competition is highest because we adjusted our rates in order to improve occupancy.

	For the three months ended September 30,				For the nine months ended September 30,
Same Store Results (1)	2005	2004	% Change		2005	2004	% Change
	(dollars in thousands except average rent)
Segment revenue	$25,626	$22,927	11.8	%(a)	$76,063	$67,886	12.0	% (a)
Operating expense:
Personnel expenses	3,225	3,398	(5.1	%)(b)	10,352	10,099	2.5%
Real estate taxes	1,121	1,069	4.9%		3,478	3,392	2.5%
Repairs and maintenance	771	962	(19.9	%)(c)	2,508	2,809	(10.7	%)(c)
Marketing expense	1,614	1,308	23.4	% (d)	5,802	5,381	7.8	% (d)
Utilities and phone expenses	539	526	2.5%		2,109	1,883	12.0	% (e)
Cost of goods sold	991	859	15.4	% (f)	2,826	2,475	14.2	% (f)
Store admin and other expenses	1,983	1,699	16.7	% (g)	5,932	5,222	13.6	% (g)

Direct operating and real estate tax expense	10,244	9,821	4.3%		33,007	31,261	5.6%

NOI	15,382	13,106	17.4%		43,056	36,625	17.6%
Leasehold expense	725	460	57.6%		1,745	1,434	21.7%

NOI after leasehold expense	14,657	12,646	15.9%		41,311	35,191	17.4%
Indirect operating expense (2)	2,666	2,968	(10.2	%) (h)	9,314	8,793	5.9	% (h)

NOI after indirect operating and leasehold expense	$11,991	$9,678	23.9%		$31,997	$26,398	21.2%

Avg. annual rent per sq. ft. (3)	$21.51	$21.98	(2.1%)		$22.44	$22.53	(0.4%)
Avg. sq. ft. occupancy	81%	71%	14.1%		77%	68%	13.2%
Total net rentable sq. ft.	5,287,000	5,287,000			5,287,000	5,287,000
Number of properties	96	96			96	96

(1)	Amounts for both years have been translated from local currencies to U.S. dollars at a constant exchange rate using the following quarterly average exchange rates of 2005: first quarter 1.31; second quarter 1.26; third quarter 1.22.

(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Indirect operating expenses do not include internal real estate acquisition costs or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(a) Revenue increased at constant exchange rates, primarily as a result of increases in occupancy that were achieved through heightened marketing, better pricing management and improved retention of existing customers.

(b) Personnel expenses decreased during the third quarter due to a reduction in headcount in sales and operations personnel as part of certain reorganizations that we started in June 2005. The increase in personnel expenses during the nine months resulted primarily from increases in the Netherlands and Sweden, where we have recruited more qualified field personnel and restructured incentive compensation.

(c) Repair and maintenance costs decreased because in 2004 we incurred higher costs due to an upgrade in our security systems in all storage centers in the Netherlands.

(d) Marketing expenses increased because of new programs launched since the end of 2004 that were continued through 2005, particularly in the Netherlands and Belgium markets. These targeted marketing initiatives and sales training have allowed us to yield positive results in terms of inquiries and improved our ability to close leases and increase occupancy.

(e) Utilities increased primarily as the result of increased energy prices throughout Europe. For the nine-month period ended September 30, 2005, we also incurred higher heating costs due to a colder winter in 2005.

(f) Cost of goods sold increased due to higher retail sales.

(g) Store administrative and other expenses increased primarily from higher local and other taxes, additional legal costs and higher collection costs.

(h) Indirect expenses decreased for the three-month period ended September 30, 2005 compared to the same period of the prior year for several reasons. In 2004, we incurred additional costs related to the opening of stores through our second joint venture beginning in August of 2004. In 2005, we reduced central marketing initiatives and lowered costs by reorganizing management, particularly in the Netherlands, Belgium and Germany. For the nine-month period ended September 30, 2005, the increase in indirect expenses was primarily the result of new positions established in late 2004 in our support center operations and our accounting group, which are necessary to support our expansion and our infrastructure.

The following table presents a reconciliation of the European Same Store results for the three and nine-month periods ended September 30, 2004, translated to U.S. dollars at a constant exchange rate to Same Store results translated at the average exchange rate. Each of the categories presented is reconciled in Note 15 to our Condensed Consolidated Financial Statements.

	Same Store (1)	Exchange Difference	Total (2)
	(in thousands)
Three months ended September 30, 2004
Segment revenue	$22,927	$213	$23,140
Direct operating and real estate tax expense	9,821	4	9,825

Consolidated NOI	13,106	209	13,315
Leasehold expense	460	4	464

NOI after leasehold expense	12,646	205	12,851
Indirect operating expense	2,968	5	2,973

Consolidated NOI after indirect and leasehold expense	$9,678	$200	$9,878

	Same Store (3)	Exchange Difference	Total (4)
	(in thousands)
Nine months ended September 30, 2004
Segment revenue	$67,886	$(1,732)	$66,154
Direct operating and real estate tax expense	31,261	(816)	30,445

Consolidated NOI	36,625	(916)	35,709
Leasehold expense	1,434	(38)	1,396

NOI after leasehold expense	35,191	(878)	34,313
Indirect operating expense	8,793	(260)	8,533

Consolidated NOI after indirect and leasehold expense	$26,398	$(618)	$25,780

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the third quarter of 2005.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the third quarter of 2004 for the purpose of reconciliation with the 2004 Condensed Consolidated Financial Statements.
(3)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first nine months of 2005 for the purpose of comparison with the 2005 results.
(4)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first nine months of 2004 for the purpose of reconciliation with the 2004 Condensed Consolidated Financial Statements.

European New Store

The following table summarizes European New Store operating performance as defined at September 30, 2005:

European New Store Results (1)

	Developments		Acquisitions		New Store
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004	2005	2004
	(dollars in thousands)
Segment revenue	$6,249	$3,046	$399	$145	$6,648	$3,191
Direct operating and real estate tax expense	4,895	3,517	138	103	5,033	3,620

NOI	1,354	(471)	261	42	1,615	(429)
Leasehold expense	81	57	—	—	81	57

NOI after leasehold expense	1,273	(528)	261	42	1,534	(486)
Indirect operating expense (2)	1,345	1,347	20	—	1,365	1,347

NOI after indirect operating and leasehold expense	$(72)	$(1,875)	$241	$42	$169	$(1,833)

Avg. sq. ft. occupancy	51%	21%	80%	91%	51%	23%
No. of properties	44	32	1	1	45	33

	Developments Nine months ended September 30,		Acquisitions Nine months ended September 30,		New Store Nine months ended September 30,
	2005	2004	2005	2004	2005	2004
European New Store Results (1)	(dollars in thousands)
Segment revenue	$16,367	$6,695	$1,186	$145	$17,553	$6,840
Direct operating and real estate tax expense	14,591	9,584	407	103	14,998	9,687

NOI	1,776	(2,889)	779	42	2,555	(2,847)
Leasehold expense	246	159	—	—	246	159

NOI after leasehold expense	1,530	(3,048)	779	42	2,309	(3,006)
Indirect operating expense (2)	4,734	3,596	67	—	4,801	3,596

NOI after indirect operating and leasehold expense	$(3,204)	$(6,644)	$712	$42	$(2,492)	$(6,602)

Avg. sq. ft. occupancy	43%	15%	79%	91%	43%	16%
No. of properties	44	32	1	1	45	33

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rate for 2005.
(2)	Indirect operating expense includes certain shared property costs such as district and regional management, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Indirect operating expense does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

In August 2004, we acquired a single property storage facility in the United Kingdom. This 38,000 net rentable square feet storage center was purchased for $14.6 million.

The following table presents a reconciliation of the European New Store results for the three and nine-month periods ended September 30, 2004 translated to U.S. dollars at a constant exchange rate to New Store results translated at average exchange rate. Each of the categories presented is reconciled in Note 15 to our Condensed Consolidated Financial Statements.

	New Store (1)	Exchange Difference	Total (2)
	(in thousands)
Three months ended September 30, 2004
Segment revenue	$3,191	$35	$3,226
Direct operating and real estate tax expense	3,620	1	3,621

Consolidated NOI	(429)	34	(395)
Leasehold expense	57	—	57

NOI after leasehold expense	(486)	34	(452)
Indirect operating expense	1,347	3	1,350

Consolidated NOI after indirect and leasehold expense	$(1,833)	$31	$(1,802)

	New Store (3)	Exchange Difference	Total (4)
	(in thousands)
Nine months ended September 30, 2004
Segment revenue	$6,840	$(103)	$6,737
Direct operating and real estate tax expense	9,687	(235)	9,452

Consolidated NOI	(2,847)	132	(2,715)
Leasehold expense	159	(4)	155

NOI after leasehold expense	(3,006)	136	(2,870)
Indirect operating expense	3,596	(100)	3,496

Consolidated NOI after indirect and leasehold expense	$(6,602)	$236	$(6,366)

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the third quarter of 2005 for the purpose of comparison with the 2005 results.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the third quarter of 2004 for purpose of reconciliation with the 2004 Condensed Consolidated Financial Statements.
(3)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first nine months of 2005 for the purpose of comparison with the 2005 results.
(4)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first nine months of 2004 for purpose of reconciliation with the 2004 Condensed Consolidated Financial Statements.

European Developments

The following table summarizes European developments opened through September 30, 2005 (and one acquisition during the third quarter of 2004) by country:

					Average Occupancy		Average Annual Rent (per sq. ft) (3) (4)
	Number of Properties	Storage Center Cost		Total Net Rentable sq. ft.	For the three months ended September 30,		For the three months ended September 30,
		Development Cost (1)	Total Cost (2)
					2005	2004	2005	2004
		(in millions)
New store:
Opened in 2005
Germany	2	$11.5	$11.6	93,000	3.8%	—	$13.94	$—
France	1	5.2	5.3	56,000	12.7%	—	16.15	—
Denmark	1	6.9	6.9	50,000	22.1%	—	19.41	—
United Kingdom	2	20.4	20.5	80,000	9.9%	—	32.23	—

Total opened in 2005	6	$44.0	$44.3	279,000	10.6%	—	$21.41	$—

Opened in 2004
Germany	4	$25.2	$25.3	202,000	39.5%	4.5%	$17.03	$15.51
France	4	23.1	23.2	217,000	32.9%	1.2%	19.05	10.60
Denmark	2	14.0	14.1	101,000	57.4%	13.0%	19.69	20.64
United Kingdom	3	30.6	31.0	87,000	49.9%	43.3%	48.07	20.05

Total opened in 2004 (a)	13	$92.9	$93.6	607,000	41.6%	10.3%	$23.56	$19.12

Opened in 2003
Belgium	1	$3.3	$4.6	45,000	82.4%	56.0%	$14.57	$15.19
Netherlands	7	37.7	40.0	351,000	65.3%	32.6%	18.27	21.61
Germany	5	33.5	33.6	268,000	53.0%	25.1%	14.46	17.15
France	7	42.0	45.6	372,000	62.7%	29.0%	19.32	22.32
Sweden	2	11.1	13.9	94,000	73.6%	37.4%	17.41	18.31
Denmark	1	7.5	10.0	49,000	96.6%	59.3%	21.89	22.64
United Kingdom	3	31.5	40.6	152,000	64.8%	38.8%	37.24	40.80

Total opened in 2003 (b)	26	$166.6	$188.3	1,331,000	64.3%	32.9%	$20.07	$23.12

New Store Total	45	$303.5	$326.2	2,217,000	51.4%	22.6%	$20.88	$22.62

Same store:
Opened in 2002
Belgium	2	$7.0	$9.9	101,000	56.4%	44.5%	$11.76	$12.93
Netherlands	7	39.0	55.1	368,000	66.6%	46.1%	18.86	20.20
France	7	41.5	59.4	377,000	79.8%	62.6%	19.27	19.73
Sweden	3	17.4	25.2	151,000	83.5%	67.0%	21.21	20.13
Denmark	2	14.0	20.1	102,000	89.3%	64.9%	21.47	22.19
United Kingdom	3	32.9	49.7	166,000	78.0%	61.9%	35.88	40.90

Total opened in 2002	24	$151.8	$219.4	1,265,000	75.1%	57.0%	$21.45	$22.72

Opened in 2001 and before
Belgium	15	$67.8	$101.2	894,000	81.4%	76.7%	$15.49	$16.00
Netherlands	15	74.5	111.7	821,000	80.0%	67.8%	20.02	20.86
France	16	87.8	133.1	855,000	89.3%	85.0%	25.21	24.70
Sweden	17	89.2	138.3	974,000	83.2%	72.0%	19.78	19.97
Denmark	2	12.9	18.6	107,000	89.0%	74.7%	21.30	21.77
United Kingdom	7	65.9	98.8	371,000	79.3%	72.6%	35.15	35.46

Total opened before 2002	72	$398.1	$601.7	4,022,000	83.2%	75.1%	$21.53	$21.80

Same Store Total (c)	96	$549.9	$821.1	5,287,000	81.3%	70.7%	$21.51	$21.98

	Segment Revenue (3)		NOI (3) (after leasehold expense)
	For the three months ended September 30,		For the three months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
New store:
Opened in 2005
Germany	$15	$—	$(243)	$—
France	46	—	(91)	—
Denmark	70	—	(32)	—
United Kingdom	83	—	(183)	—

Total opened in 2005	$214	$—	$(549)	$—

Opened in 2004
Germany	$361	$45	$44	$(530)
France	401	11	(51)	(127)
Denmark	335	86	94	(54)
United Kingdom	565	209	219	25

Total opened in 2004 (a)	$1,662	$351	$306	$(686)

Opened in 2003
Belgium	$146	$104	$75	$37
Netherlands	1,101	657	420	17
Germany	548	316	77	(139)
France	1,332	702	394	28
Sweden	344	196	161	(22)
Denmark	289	183	156	79
United Kingdom	1,012	682	494	200

Total opened in 2003 (b)	$4,772	$2,840	$1,777	$200

New Store Total	$6,648	$3,191	$1,534	$(486)

Same store:
Opened in 2002
Belgium	$183	$157	$57	$12
Netherlands	1,231	907	612	317
France	1,696	1,363	772	598
Sweden	744	579	479	281
Denmark	537	401	307	173
United Kingdom	1,277	1,178	688	616

Total opened in 2002	$5,668	$4,585	$2,915	$1,997

Opened in 2001 and before
Belgium	$3,122	$3,026	$1,984	$1,977
Netherlands	3,474	3,104	1,805	1,656
France	5,428	5,021	3,198	3,058
Sweden	4,506	4,021	2,737	2,192
Denmark	566	481	314	202
United Kingdom	2,862	2,689	1,704	1,564

Total opened before 2002	$19,958	$18,342	$11,742	$10,649

Same Store Total (c)	$25,626	$22,927	$14,657	$12,646

(1)

Development cost of these projects is reported in U.S. dollars translated at the September 30, 2005 exchange rate of $1.20 to the euro. Operating results (see note (3) below) are reported at the average exchange rate for the third quarter ended September 30, 2005, which was $1.22 to the euro. To the extent these exchange rates differ, we believe this data does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield. The cost of the storage centers exclude the excess cost of approximately $343 million we paid for ownership interests acquired in Shurgard Europe in 2003 and 2005.

(2)	Total storage center cost includes all cost capitalized to storage centers since the store was acquired or developed. The costs are reported in U.S. dollars translated at the September 30, 2005 exchange rate of $1.20 to the euro. Operating results (see note (3) below) are reported at the average exchange rate for the third quarter ended September 30, 2005 which was $1.22 to the euro. To the extent these exchange rates differ, we believe it does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield.
(3)	The amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for the third quarter of 2005.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. The average annual rent is lower in the first year of operations as the store has not been opened a full year.

The storage centers are renting up in all markets, as we have continued targeted marketing and training initiatives launched in the second half of 2004, and made improvements to our price management, including when necessary reducing rental rates to support occupancy growth. We believe these initiatives have started to generate positive results since the end of the first quarter of 2005, as illustrated by the improvement in occupancy rates as follows:

(a) The storage centers, opened in 2004, had an average occupancy of 43.9% as of September 30, 2005, after an average of 13 months of operations. In 2004, we developed one store in Shurgard Europe and 11 developments through First Shurgard and Second Shurgard, six of which opened in the fourth quarter.

(b) The storage centers, opened in 2003, had an average occupancy of 67.2% as of September 30, 2005, after an average of 23 months of operations.

(c) The storage centers, included in Same Store, had an average occupancy of 82.5% as of September 30, 2005.

European developments under construction

The following table summarizes European development projects in progress at September 30, 2005. As of September 30, 2005, we were developing all storage centers under construction through Shurgard Europe’s joint ventures.

	First Shurgard and Second Shurgard
	Number of Projects	Estimated Completed Cost of Projects	Total Cost to Date as of September 30, 2005
	(dollars in millions)
Construction in Progress
Netherlands	3	$12.5	$2.9
France	4	33.2	25.1

	7	45.7	28.0
Land purchased pending construction	4	32.2	10.2

Total	11	$77.9	$38.2

(1)	The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See RISK FACTORS in Part I—Item 1 of our 2004 annual report on Form 10-K.)

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

The following table sets forth the calculation of FFO in accordance with the NAREIT definition:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$1,590	$18,153	$6,153	$38,655
Depreciation and amortization (1)	20,930	18,932	59,795	55,548
Gain on sale of operating properties (2)	(5,916)	(4,472)	(12,339)	(16,386)
Cumulative effect of change in accounting principle	—	—	—	2,339

FFO	16,604	32,613	53,609	80,156
Preferred distribution and other	(3,038)	(3,037)	(9,118)	(9,154)

FFO attributable to common shareholders	$13,566	$29,576	$44,491	$71,002

(1)	Excludes depreciation related to non-real estate assets and minority interests in depreciation and amortization and includes depreciation and amortization of discontinued operations.
(2)	We have included in FFO net gains of land and non-real estate operating assets of approximately $306,000 for the three-month period ended September 30, 2005 and net losses of $87,000 for the three-month period ended September 30, 2004. We have included in FFO net gains of land and non-real estate operating assets of approximately $865,000 and $94,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. Additionally, we have included in FFO income from discontinued operations of $238,000 and $525,000 for the three-month periods ended September 30, 2005 and 2004, respectively, and $916,000 and $2.5 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of September 30, 2005.

RELATED PARTY AFFILIATION

Charles K. Barbo, our chief executive officer and chairman of our board of directors, indirectly owns a 0.5% ownership interest in a limited partnership known as Shurgard Institutional Fund L.P. I, a consolidated subsidiary of Shurgard. Shurgard owns a 99% interest in this entity.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for payments of operating expenses, debt service, dividends on common and preferred stock, expansions and improvements to existing properties, and acquisitions and developments of new properties. We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements. We had cash and cash equivalents of $38.4 million at September 30, 2005 and $50.3 million at December 31, 2004.

We rely primarily on the public debt and equity markets for our long-term financing. We have traditionally used proceeds from borrowings under our credit facilities to fund our property development and acquisition requirements and subsequently repaid these borrowings with proceeds from public debt and equity offerings. We have also used these proceeds to repay maturing corporate or mortgage debt, to redeem preferred stock, and for other corporate purposes.

We filed a shelf registration statement on Form S-3 on September 27, 2002, relating to the issuance from time to time of up to $500 million of common stock, preferred stock and debt securities, which was declared effective on November 8, 2002. As a result of management’s delay in completing all aspects of our Form 10-K for the year ended December 31, 2004 until October 14, 2005, we are currently ineligible to use this shelf registration statement. The inability to use a shelf registration statement could negatively affect our ability to access the public capital markets. We may, however, issue debt and/or equity securities in the future in private placements or in other transactions registered with the Securities and Exchange Commission.

We believe that the development joint venture structure provides several advantages to Shurgard Europe at this stage in its growth. It allows Shurgard Europe to expand the Shurgard brand with less capital and, therefore, represents a more efficient use of its capital. Even if Shurgard Europe does not ultimately acquire the properties developed by the joint venture, the development and management fees provide it with a stable source of income. Currently, we employ a joint venture development strategy where we and a private equity partner co-invest approximately 42% of the capital needed for developments. We raise the balance needed through credit facilities collateralized by the properties of the ventures.

In February 2005, we obtained a new $350 million unsecured revolving credit facility and a $150 million unsecured term loan which was fully drawn at closing. These new facilities replaced previously existing facilities that matured in February 2005. The revolving credit facility is available until February 2008, and the term loan was initially available until August 2005. In June 2005, we negotiated an increase in the term loan of $150 million and an extension of its maturity to February 2008. In September 2005, we negotiated an additional $50 million. We can, at our option, extend the availability of the revolving credit facility for one year for a fee. The new facilities bear interest at London Interbank Offer Rate (LIBOR) plus a margin based on the ratings assigned to our senior unsecured long-term debt securities. As of September 30, 2005, our margin was 0.90% on the revolving credit facility and 1.10% on the term loan, and reflect an 0.20% increase in our margins effective since July 2005 following downgrades on credit ratings by Moody’s Investor Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P) and Fitch, Inc. (Fitch). Subsequent to the closing of the new facility, Moody’s announced a downgrade of our senior unsecured long-term debt to Baa3 and in July 2005, S&P and Fitch announced downgrades to BBB-. We can use borrowings under the revolving credit facility for various purposes, including project acquisition and development costs, repayment of debt and other corporate needs. At September 30, 2005, the term loan was fully drawn and availability under the revolving credit facility was $131.5 million.

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

Our contractual cash obligations and commitments as of September 30, 2005, are summarized as follows:

	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Debt:
Scheduled principal payments	$889	$5,537	$10,487	$3,525	$3,197	$11,799	$35,434
Balloon Payments	66,367	3,848	53,227	721,434	22,880	921,534	1,789,290
Capital lease obligations	145	629	641	653	665	33,127	35,860
Operating leases	2,388	9,081	8,144	6,837	6,239	136,909	169,598
Construction commitments
Domestic	10,023	15,197	—	—	—	—	25,220
Shurgard Europe	564	384	555	196	174	233	2,106
First Shurgard	9,562	3,934	112	121	130	290	14,149
Second Shurgard	6,956	4,033	386	110	115	430	12,030
Commitments to lend	4,505	180	75	—	—	—	4,760
Commitment to purchase properties or minority partners interests	5,643	2,000	—	—	—	—	7,643
Advisory contracts-commitments	1,000	10,350	—	—	—	—	11,350

Total	$108,042	$55,173	$73,627	$732,876	$33,400	$1,104,322	$2,107,440

The balloon payments due in 2005 include balloon payments due on mortgages in December 2005. These balloon payments are expected to be repaid with proceeds from refinancing, corporate borrowings or borrowings on our credit facility.

First Shurgard and Second Shurgard have senior credit agreements denominated in euro to borrow, in aggregate, up to €275 million ($331.2 million as of September 30, 2005). As of September 30, 2005, the available amount under those credit facilities was in aggregate €136.5 million ($164.4 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis and can be limited if the completion of projects is not timely or if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. We believe we were in compliance with these covenants at September 30, 2005.

Borrowings under both the First Shurgard and Second Shurgard credit facilities may only be used to fund property development costs of First Shurgard and Second Shurgard. We expect that internally generated cash flows within Shurgard Europe will be sufficient to fund Shurgard Europe’s equity commitments to both First Shurgard and Second Shurgard.

The following table summarizes our cash flows activity:

	For the nine months ended September 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$78,235	$84,648
Net cash used in investing activities	(216,900)	(104,388)
Net cash provided by financing activities	131,976	47,726
Effect of exchange rate changes on cash and cash equivalents	(5,236)	(237)

(Decrease) increase in cash and cash equivalents	(11,925)	27,749
Cash and cash equivalents at beginning of period	50,277	11,670

Cash and cash equivalents at end of period	$38,352	$39,419

The decrease in cash provided by operating activities in 2005 was attributable primarily to the changes in operations described above.

Investing

Cash used in investing activities in 2005 included:

•	$97.8 million paid to acquire the outside interests in Shurgard Europe;

•	$107.2 million invested in new development and redevelopments of existing storage centers ($66.0 million in Europe); and

•	$34.9 million expended for acquisition of domestic storage centers.

These expenditures were partially offset by $25.8 million of proceeds from the sales of interests in operating storage centers.

The majority of our development in Europe was done through First Shurgard and Second Shurgard, which were financed primarily by borrowings on their credit facilities and by capital contributions by us and our joint venture partners.

Cash used in investing activities in 2004 included:

•	$120.2 million for new development and redevelopments of existing storage centers ($82.6 million in Europe);

•	$20.9 million expended for acquisition of storage centers ($14.6 million in Europe);

•	$2.5 million for acquisitions of additional interests in certain joint ventures; and

•	$7.7 million paid to acquire additional interest in Shurgard Europe.

These expenditures were partially offset by $32.9 million for the consolidation of the cash of Shurgard Europe and $30.3 million of proceeds from sales of properties.

Financing

Cash provided by financing activities in 2005 included:

•	$18.7 million from capital contributions received primarily from partners in First Shurgard and Second Shurgard;

•	$171.2 million of proceeds from net borrowings on our domestic credit facilities; and

•	$55.3 million of proceeds from borrowings on notes payable.

These cash proceeds were partially offset by the following payments:

•	$87.0 million distributions paid on common and preferred stock; and

•	$15.6 million to retire certain interest rate swaps.

Cash provided by financing activities in 2004 included:

•	$76.9 million of proceeds from net credit facility borrowings; and

•	$23.0 million of proceeds from net borrowings on notes payable.

These proceeds were partially offset by $84.2 million distributions paid on common and preferred stock.

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

Consolidated and unconsolidated subsidiaries:  We consolidate all wholly-owned subsidiaries. As of January 1, 2004, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46. Under FIN 46R, a variable interest entity (VIE) must be consolidated by a company if that company is subject to a majority of the risk of loss from the VIEs activities or entitled to receive a majority of the entity’s residual returns. We assess whether our subsidiaries are VIEs and we consolidated all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the entity, which could result from (i) the ability to elect a majority of the management committee, board of partners or similar authority, (ii) our being named as the managing investor of the entity, or (iii) our providing substantially all of the equity. In assessing the consolidation treatment of partially-owned entities, we also consider the nature of veto rights, if any, held by minority investors. To the extent that a minority investor has substantive veto rights over major decisions, the entity will generally not be consolidated. Entities not consolidated are generally accounted for under the equity method, as we typically have significant influence over unconsolidated subsidiaries and joint ventures. Under the equity method, we recognize our proportionate share of earnings or losses based on our ownership interest and the profit allocation provisions of the entity.

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

Recent Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” that clarifies that rental costs incurred during the period of construction of an asset on leased property should not be capitalized, rather they should be recognized as rental expense in the same manner as rental costs incurred after the construction period. However, to the extent a lessee accounts for rental of real estate projects under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” it should continue capitalizing rental costs. We lease certain parcels of land and buildings under operating leases on which we develop storage centers or perform certain construction improvements. We have historically capitalized rental costs during the construction period on such properties. We are still evaluating the impact of this FSP on our financial position and operating results and we will adopt this guidance as of January 1, 2006 prospectively.

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

In March 2005, the FASB issued FASB FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlements are conditional on a future event that may or may not be within the control of the entity. FIN 47 indicates that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation was effective October 1, 2005. We do not believe that the adoption of FIN 47 will have a material impact on our financial position, operating results or cash flows.

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

Subsequent Events

On October 27, 2005, in response to an unsolicited takeover proposal, we announced that our board of directors has authorized management and our financial advisors to explore reasonably available strategic alternatives to maximize shareholder value. These alternatives include, but are not limited to, a sale of the Company, the formation of asset joint ventures with strategic partners, a sale of certain of our assets or operations, and continued implementation of our strategic business plan.

Seven of our storage centers in Florida incurred damage as a result of Hurricane Wilma, which struck southern Florida on October 24, 2005. For the quarter ended September 30, 2005, these properties produced revenue of $2.7 million, or 2.2% of total revenue, and NOI of $1.8 million, or 2.3% of total NOI. For the nine months ended September 30, 2005, revenues from these properties totaled $7.7 million, or 2.2% of total revenue, and NOI was $5.3 million, or 2.5% of total NOI. Operations have been substantially restored and our initial estimates indicate that, due to increased demand for available unaffected units, lost revenue from affected units undergoing repair will not materially impact NOI during the fourth quarter of 2005. All storage centers are covered by insurance for losses due to physical damage and business interruption. We estimate that costs of store repairs, net of insurance recovery, will be approximately $1.2 million. Our storage centers suffered no significant damage from Hurricane Katrina in August 2005 or Hurricane Rita in September 2005.

Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk

The table below summarizes annual debt maturities and weighted-average interest rates on outstanding debt at the end of each year (based on relevant LIBOR 3.86% and a EURIBOR of 2.12% at September 30, 2005 and a forward yield curve for following years) and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at September 30, 2005 (in thousands).

Expected maturity date	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate debt (a)	$815	$4,814	$53,287	$21,601	$3,023	$534,530	$618,070	$664,806
Average interest rate	6.74%	6.72%	6.64%	6.63%	6.63%	6.63%
Variable rate LIBOR debt (b)	$66,441	$2,403	$3,382	$568,664	$174	$7,425	$648,489	$648,489
Average interest rate	5.17%	5.54%	5.64%	6.82%	6.90%	6.90%
Variable rate EURIBOR debt (c)	$—	$2,168	$7,045	$134,694	$22,880	$391,378	$558,165	$558,165
Average interest rate	3.23%	3.49%	3.78%	3.54%	3.62%	3.78%

(a)	The fair value of our fixed rate debt decreased by $3 million, from $668 million at December 31, 2004, due primarily to an increase in market interest rates.
(b)	Variable rate LIBOR debt increased by $176 million, from $473 million at December 31, 2004. In February 2005, we entered into a three-year unsecured revolving credit facility with a group of banks to borrow up to $350 million and a six-month $150 million term loan facility. In June and September of 2005, we negotiated increases of the term loan facility to $350 million and an extension of its maturity date to February 2008. We recognized expenses of approximately $500,000 relating to arrangement fees associated with these changes. Downgrades made in the third quarter of 2005 to our senior unsecured debt rating have resulted in an increase of 20 basis points in our interest rate.
(c)	Variable rate EURIBOR debt decreased by $23 million, from $581 million at December 31, 2004, as a result of the appreciation of the U.S. dollar against the euro, which more than offset incremental borrowings of €37.5 million. First Shurgard and Second Shurgard have senor credit agreements denominated in euros to borrow, in aggregate, up to €275 million ($331.2 million as of September 30, 2005). As of September 30, 2005, the available amount under those credit facilities was in aggregate €136.5 million ($164.4 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis.

At September 30, 2005, we were party to pay-fixed, receive-variable interest rate swaps designated as cash flow hedges that effectively fix the EURIBOR rate on portions of our expected variable rate debt through 2011. The notional amounts, the weighted average pay rates and the terms of these agreements are summarized as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter
Notional amounts	$581.4	$658.9	$682.9	$596.4	$474.9	$391.4
EURIBOR	3.64%	3.72%	3.73%	3.72%	3.72%	3.71%

Based on our outstanding variable-rate LIBOR and EURIBOR debt and interest rate swaps at September 30, 2005, a hypothetical increase in these interest rates of 1% would cause our annual interest costs to increase by approximately $6.3 million. All of our EURIBOR debt and notional amounts of interest rate swaps are denominated in euros.

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

Our management, including the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer, with the participation of our Disclosure Committee, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15(b). Based on this assessment, the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005, because we are unable to confirm whether we have remediated certain material weaknesses that management identified in connection with its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 until we have completed all of the testing and evaluation of our internal control over financial reporting as of December 31, 2005.

Specifically, in connection with its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, management identified the following material weaknesses:

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

Because we cannot confirm whether we have remediated the material weaknesses identified above, our management performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, we, under the supervision and with the participation of management, including the Chief Executive Officer, the Chief Financial Officer and the President and Chief Operating Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, we identified the following changes to our internal control over financial reporting, made during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	In September 2005, we hired an Internal Audit Manager in Europe.

•	We filled three open corporate accounting positions with qualified personnel, all of whom had prior experience with Shurgard. We will continue to establish new positions as necessary and fill open positions as promptly as possible

•	We continued to document and implement accounting policies and procedures to address our internal control issues such as reconciliation of accounts, documentation of accounting conclusions and development and implementation of accounting processes.

Other Developments Relating to Our Internal Control over Financial Reporting

In addition to the changes we made in the third quarter of 2005, we have taken several other steps to improve our internal control over financial reporting.

To strengthen our financial reporting organizational structure, we established and filled several new positions:

•	In October 2004, we appointed a Director of Capital Markets and hired a new Corporate Controller with substantial public company accounting and finance experience.

•	In January 2005, we created the position of Director of Financial Reporting. Our current Director of Financial Reporting has significant REIT, international and public accounting experience.

To improve the overall accounting knowledge, experience and training of our accounting and finance staff:

•	We hired ten qualified accounting and finance personnel in addition to our Director of Financial Reporting and our Internal Audit Manager in Europe.

•	We have updated our U.S. GAAP financial statement disclosure requirements checklists for use by our U.S. and European accounting and finance personnel as a reference tool during our interim and year-end reporting periods. We have also fostered closer cooperation between our U.S. and European accounting and financial reporting teams through, for example, regular meetings and visits between the teams, implementing U.S. GAAP training and regular review of U.S. GAAP accounting issues. Our Director of Financial Reporting, who has international business experience, provides additional oversight to ensure consistency, to maintain communication and to enhance the knowledge of U.S. GAAP between and within our U.S. and European financial reporting teams.

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

To improve our controls over the reconciliation of significant accounts, we implemented account reconciliation policies and procedures that included intensive training of our accounting team both in the U.S. and Europe to ensure that these reconciliations are completed at each period-end on a timely basis. Although temporary employees or contractors reconciled many of our accounts, we intend to have permanent, qualified employees perform these reconciliations in the future. As an interim step until the account reconciliation process is fully functional for all general ledger accounts, all significant general ledger accounts were assigned to personnel for reconciliation and subsequent to period end were reconciled for the periods ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005.

We have developed policies and procedures to improve our controls over the consolidation process and have implemented access controls and other spreadsheet controls over the software tools that we currently use in the consolidation process. Additionally, we have successfully used our new consolidation software program as our primary consolidation tool for the first three quarters of 2005.

In addition to implementing our written policies and procedures regarding the authorization and review of manual journal entries, we have further improved our controls in this area through improved documentation of manual journal entries and by conducting manual journal entry training for all accounting personnel.

To improve our overall control environment:

•	In February 2005, the board of directors further strengthened our internal control over financial reporting by appointing to our board of directors and the Audit Committee an additional director with audit and international public company leadership and business experience.

•	In April 2005, we engaged a contract project manager to assist us in the preparation of our internal control documentation related to processes in Europe.

•	In April 2005, we engaged Ernst & Young LLP to assist us with documenting processes, performing testing and reviewing our internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act of 2002 for the year 2005.

•	Our Section 404 Steering Committee, consisting of senior members of management from our Accounting, Finance and Reporting, Legal and Business Information Technology departments, continues to meet on a weekly basis to monitor our progress and report regularly to our Audit Committee on the status of this project.

•	We continue to evaluate and implement improvements to our accounting and management information systems.

•	We have developed a remediation plan to address the deficiencies identified in our internal control over financial reporting, including the material weaknesses described above.

•	We have created and implemented additional processes to strengthen preparation, review and documentation procedures.

•	We have implemented training of our personnel responsible for our internal control over financial reporting, including formal class room training as well as one-on-one and on-the-job training by management and representatives of Ernst & Young LLP.

In our efforts to remediate the material weaknesses described above, we have dedicated substantial effort and resources to the improvement of our internal control over financial reporting, including instituting the changes to our internal control over financial reporting described above and in previous periodic reports that we have filed with the SEC. We will continue to devote substantial resources to the improvement of our internal control over financial reporting. Our goal is to complete efforts to correct the material weaknesses described above by December 31, 2005. However, we cannot assure you that:

•	we will be able to fully remediate these material weaknesses by December 31, 2005;

•	our management will be able to complete in a timely manner the testing and other processes required to evaluate the effectiveness, as of December 31, 2005, of our internal control over financial reporting; or

•	our management will be able to conclude that, as of December 31, 2005, our internal control over financial reporting is effective.

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

We are a defendant in litigation filed on October 30, 2002, in the U.S. District Court for the Northern District of California styled as Patricia Scura et al. v. Shurgard Storage Centers, Inc. (Case No. C 02-5246-WDB). The complaint alleges that we required our hourly store employees to perform work before and after their scheduled work times and failed to pay overtime compensation for work performed before and after hours and during meal periods. In December 2004, we reached a tentative agreement to settle this lawsuit and recognized a $2.75 million liability, classified in accounts payable and other liabilities on our Condensed Consolidated Balance Sheet, for the proposed settlement in December 2004. . The District Court approved the final settlement in October 2005 and we will mail payments in November 2005 to class members who submitted claims. We do not currently believe that the outcome of this litigation will have further material adverse effect on our financial position, operating results or cash flows.

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

Part II, Item 2: Sale of Unregistered Securities and Change in Securities and Use of Proceeds

On August 11, 2005, in connection with the election of Jerry L. Calhoun to our board of directors and in consideration for his service on our board, we granted Mr. Calhoun 800 unregistered restricted shares of our Class A common stock pursuant to our 2000 Long-Term Incentive Plan (2000 Plan) and the terms and conditions of a restricted stock agreement. These shares were not registered under the Securities Act of 1933, as amended (Securities Act), in reliance on Section 4(2) of the Securities Act, based on representations and warranties that Mr. Calhoun made in connection with the issuance of these shares.

In April 2004, June 2004 and May 2005, during the time that our registration statement on Form S-8 relating to the shares of our Class A common stock issuable under our 2000 Plan was unavailable due to late or incomplete filings with the SEC, we issued to certain employees in consideration for their services to Shurgard, an aggregate of 2,765 unregistered restricted shares of our Class A common stock under our 2000 Plan. These shares were not registered under the Securities Act, in reliance on Section 4(2) of the Securities Act, based on representations and warranties that these employees made in connection with the issuance of these shares.

On April 27, 2004, we granted 1,400 unregistered shares of our Class A common stock, and on July 22, 2004, we issued an additional 991 unregistered shares of our Class A common stock to the Estate of George Hutchinson, our former director, in gratitude for Mr. Hutchinson’s long-time service to Shurgard. These shares were not registered under the Securities Act, in reliance on Section 4(2) of the Securities Act, based on representations and warranties that the estate made in connection with the issuance of these shares.

Part II, Item 5: Other Information

On August 10, 2005, the Audit and Compensation Committees of our board of directors approved a bonus program for certain of our accounting, finance and other personnel in recognition of their contributions to our efforts to comply with the Sarbanes-Oxley Act of 2002. Under the original terms of the bonus program, eligible employees could receive cash bonuses on the completion of the following milestones:

(1)	the filing of our amended annual report on Form 10-K/A for the year ended December 31, 2004, including management’s report on internal control over financial reporting (the “2004 10-K/A”), on or before September 30, 2005;

(2)	the filing of our 2004 10-K/A at any time; and

(3)	the filing of our annual report on Form 10-K for the year ending December 31, 2005, including management’s report on internal control over financial reporting (the “2005 10-K”); provided that management identifies no material weaknesses in its assessment of our internal control over financial reporting.

On October 14, 2005, in conjunction with the filing of our 2004 10-K/A, the Audit and Compensation Committees amended the program to provide that the Company would pay the bonus amounts originally associated with the first milestone to each eligible employee at the time of and in conjunction with the filing of our 2005 10-K; provided that the employee is still employed by us at that time.

Devasis Ghose, our chief financial officer, is the only executive officer eligible to receive a cash bonus under the program. Under this program, Mr. Ghose received a cash bonus of $40,000 in October 2005 in connection with the filing of our 2004 10-K/A and is eligible to receive additional cash bonuses of up to $40,000 in connection with the filing of our 2005 10-K and up to an additional $110,000 if management identifies no material weaknesses in its assessment of our internal control over financial reporting.

Part II, Item 6: Exhibits

Exhibit 10.72	Description of Shurgard Sarbanes-Oxley Compliance Bonus Program

Exhibit 10.73	Amendment to Shurgard 2000 Long-Term Incentive Plan and 2004 Long-Term Incentive Plan (Exhibit 99.1) (1)

Exhibit 31.1	Certification of the Chief Executive Officer of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3	Certification of the President, Chief Operating Officer of Shurgard pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3	Certification of the President, Chief Operating Officer of Shurgard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to designated exhibit filed with Shurgard’s registration statement on Form S-8 filed on October 14, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: November 8, 2005	By:	/s/ DEVASIS GHOSE
Devasis Ghose Executive Vice President and Chief Financial Officer, (Duly Authorized Officer and Principal Financial Officer)

Date: November 8, 2005	By:	/s/ D. LYNN THROWER
D. Lynn Thrower Vice President and Chief Accounting Officer