Form 10-Q/A
period 2005-09-30
SHURGARD STORAGE CENTERS INC
filed 2005-11-14
CIK 906933

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

Shares outstanding at November 1, 2005

Class A Common Stock, $.001 par value, 46,918,027 shares outstanding

Explanatory Note

Shurgard Storage Centers, Inc. (“Shurgard,” “we” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, to correct the number of Class A Common Stock shares outstanding at November 1, 2005, as stated on the cover page, to 46,918,027 shares.

Except as described above, this Amendment does not update information presented in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 originally filed on November 9, 2005.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: November 10, 2005	By:	/s/ DEVASIS GHOSE
Devasis Ghose Executive Vice President and Chief Financial Officer, (Duly Authorized Officer and Principal Financial Officer)

Date: November 10, 2005	By:	/s/ D. LYNN THROWER
D. Lynn Thrower Vice President and Chief Accounting Officer

3