Form 10-K
period 2005-12-31
SHURGARD STORAGE CENTERS INC
filed 2006-03-20
CIK 906933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock, as of June 30, 2005: $2,081,240,221

Class A Common Stock, par value $.001 per share, 47,073,810 shares outstanding as of March 8, 2006.

Documents incorporated by reference:    None.

PART I

Item 1—Business

Overview

This annual report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology. These statements are only predictions. Forward-looking statements, including statements regarding our recently announced proposed merger with Public Storage, Inc. (Public Storage) discussed below, such as efficiencies, cost savings, market profile and financial strength, and the competitive ability and position of the combined company, are inherently uncertain. Our actual results may differ significantly from our expectations due to uncertainties, including the risk that:

•	we or Public Storage may encounter difficulties in completing our proposed merger and integrating the two companies; or we may fail to obtain approval of the transaction by our shareholders or to satisfy other closing conditions to the transaction;

•	changes in economic conditions in the markets in which we operate, and/or competition from new self-storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent-up of newly developed properties;

•	new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover or scheduling problems with contractors, subcontractors or suppliers;

•	we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses;

•	tax law changes may change the taxability of future income;

•	increases in interest rates may increase the cost of refinancing long-term debt;

•	our alternatives for funding our business plan may be impaired by economic uncertainty due to the impact of war or terrorism;

•	Shurgard Self Storage SCA, our wholly-owned European subsidiary that we refer to as Shurgard Europe, may be adversely affected if it is unable to find adequate sites to complete the targeted number of developments in its Second Shurgard joint venture;

•	we may not maintain compliance with our debt covenants; and

•	we may be adversely affected by legislation or changes in regulations.

The proposed merger and other factors that could affect our financial results are described below and in Item 1A Risk Factors of this annual report on Form 10-K. Forward-looking statements are based on estimates as of the date of this report. We do not intend to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

Shurgard Storage Centers, Inc. (we, our, the Company or Shurgard) is an equity real estate investment trust, or REIT, that develops, acquires, invests in, operates and manages self-storage centers and related operations in the United States and Europe. Our self-storage centers offer easily accessible storage space for personal and business uses. We are one of the largest owners and operators of self-storage centers in the United States and the largest owner in Europe. As of December 31, 2005, we operated a network of 646 storage centers containing approximately 40 million net rentable square feet located throughout the United States and Europe.

We were incorporated in Delaware on July 23, 1993, and began operations through the consolidation on March 1, 1994 of 17 publicly held real estate limited partnerships that were sponsored by Shurgard Incorporated. Shurgard Incorporated together with its predecessors have operated a self-storage business since 1972. On March 24, 1995, Shurgard Incorporated merged with and into Shurgard Storage Centers, Inc. and we became self-administered and self-managed. In May 1997, we reincorporated in the state of Washington. On March 6, 2006, we entered into an Agreement and Plan of Merger with Public Storage, Inc., which agreement is further described below and in our current report on Form 8-K dated March 7, 2006. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that we continue to qualify as a REIT, we will not be subject to U.S. federal and state income tax, with certain limited exceptions, on the taxable income that is distributed to our shareholders.

Our investment objective is to realize shareholder value through:

•	continued improvement in the performance of our portfolio as measured by year-over-year increases in Net Operating Income (NOI);

•	acquisition of additional self-storage properties;

•	development of new storage centers; and

•	redevelopment or expansion of selected properties.

We believe the geographic diversification of our portfolio and our operating economies of scale will enhance our ability to achieve this objective.

Shurgard currently has four reportable segments: Domestic Same Store and New Store and European Same Store and New Store. Same Store includes those stores acquired prior to January 1 of the prior year and developed properties operating for two full years as of January 1 of the current year. New Store represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. We evaluate the performance of all storage centers on the same basis regardless of our ownership interest in the property. We believe NOI is a meaningful measure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance, and comparing period-to-period and market-to-market property operating results. A summary of revenues, NOI and storage center assets for each of our segments for the years ended December 31, 2005, 2004 and 2003 is set forth in Note 20 to our consolidated financial statements included elsewhere in this report and is incorporated by reference.

Business Strategy

Our mission is to be the global leader in storage products and services and to ensure satisfaction and value for our customers through security, quality and innovation. Our strategy in the United States and Europe involves an emphasis on customer service and satisfaction, portfolio management, storage center development and acquisitions and property management systems.

Proposed Merger with Public Storage

On March 6, 2006, we entered into an Agreement and Plan of Merger (Merger Agreement), with Public Storage, Inc. (Public Storage), that contemplates a merger whereby we will be merged with and into a subsidiary of Public Storage. Each outstanding share of our common stock will be converted into the right to receive 0.82 of a fully paid and non-assessable share of Public Storage common stock. In connection with this transaction, we expect to redeem each series of our outstanding preferred stock in accordance with its terms. Public Storage will assume approximately $1.8 billion of our debt. Holders of Shurgard’s stock options, restricted stock units and shares of restricted stock will receive, subject to adjustments, options exercisable for shares of Public Storage common stock, restricted stock units and restricted shares of Public Storage common stock, respectively.

Our board of directors and the board of directors of Public Storage have approved the Merger Agreement. The proposed merger is subject to our shareholders’ approval, Public Storage’s shareholders’ approval of the issuance of shares of Public Storage stock to be used as merger consideration and other customary closing conditions.

We have made certain representations and warranties in the Merger Agreement and have agreed to certain covenants, including, among others and subject to certain exceptions, to permit our board of directors to comply with its fiduciary duties, and not to solicit, negotiate, provide information in furtherance of, approve, recommend or enter into any other acquisition proposal (as defined in the Merger Agreement).

This description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006.

Customer Service and Satisfaction

Our customer service and satisfaction strategy focused on training and developing store employees, locating our stores in convenient, easy to access locations, providing security for our self-storage centers and devoting resources to grow our self-storage business and to promote the Shurgard brand.

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

•	Store location and hours. Our storage centers are generally located in major metropolitan areas along retail and high-traffic corridors for easy customer access and often have significant road frontage for high visibility. Although hours vary from storage center to storage center, customers can generally access their individual units between 6 a.m. and 9 p.m. seven days a week.

•	One-stop convenience and services. Most of our storage centers have retail services and offer a range of storage products and ancillary services, including supplies such as packing materials, locks and boxes, as well as services such as storage center tenant insurance referrals, moving company referrals and truck rentals that we believe conveniently and efficiently address customers’ storage needs. In addition, a number of our storage centers offer temperature-controlled storage space.

•	Property security. We use a variety of measures at our storage centers, as appropriate, to enhance security. Such measures may include, among others, on-site personnel, electronic devices such as intrusion and fire alarms, access controls, video and intercom surveillance devices, individual unit alarms, fencing and lighting. We assign each customer a designated personal identification number for use in connection with a computerized gate access system. Each access is automatically logged into a computer database.

•	Capital expenditures and maintenance. We invest capital to improve our properties consistent with our commitment to maintain attractive and secure self-storage centers, which enables us to pursue a premium pricing strategy. In addition, capital expenditures for consistent signage and color scheme among our properties strengthen our brand image.

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

•	Market research. We maintain an extensive market research database on our primary markets and closely track occupancy levels, rental rates and other operational data for competing self-storage properties within these markets. We have conducted focus group research and telephone surveys, and use customer comment cards to identify the primary considerations in customers’ self-storage choices and satisfaction so that we can better attract and service customers.

•	Market share. We employ various means to increase our share of specific self-storage markets. We place prominent advertisements in the yellow pages and seek to promote customer awareness of our storage centers through highly visible storage center locations, site signage and architectural features. We build a distinctive “lighthouse” office on most newly developed storage centers to distinguish us from competitors and to increase customer awareness of the Shurgard brand. We promote our 24-hour toll free sales, customer service center number and website in our advertising, marketing materials and site signage.

Portfolio management.    Our portfolio management strategy is to increase cash flow by optimizing revenue, containing cost, improving operating leverage and expanding our existing storage centers.

•	Revenue optimization. We seek to optimize our revenue by achieving the highest rental rate structure for our storage centers and high levels of occupancy, through the use of teams of storage center employees and district managers who are trained and authorized to change rental rates based on their analysis of demand and availability at a particular storage center. Market personnel regularly evaluate their properties’ rental rates, based on unit demand and unit availability, and can quickly change marginal rental rates to ensure that revenue is optimized.

•	Cost containment and improved operating leverage. We seek to increase cash flow by carefully containing operating expenses. For example, in 2005, as we gained full ownership of Shurgard Europe, we were able to start changing the management structure of Shurgard Europe and undertake overhead costs reduction initiatives through 2007. As we increase the number of properties in our targeted markets, and increase the number of properties we manage, we achieve economies of scale because we can do so without incurring significant incremental overhead expense. We believe that our management and operational procedures, which can be implemented over a large number of properties, enable us to add new properties quickly and with little disruption to our operations. In addition, we closely monitor our real estate tax assessments, appealing such assessments as appropriate, and engage consultants to manage certain utility costs to contain increases of such costs. We will continue to focus our growth in markets where we are already present so that we improve the efficiency of our support system and achieve economies of scale.

•	Redevelopments. We seek to increase revenue by building additional rentable storage space at suitable storage centers either through on-site expansion or acquisition of property adjacent to existing storage centers. We typically receive higher incremental returns on these investments, because resulting revenue increases are achieved with little increase in fixed operating costs. Our management teams constantly review our existing portfolio of stores to identify areas of underperformance or underutilization of our real estate. This review process evaluates all aspects of the property and related local market conditions in order to identify new investment opportunities through redevelopment. Redevelopment projects may include upgrading storage space by converting it to temperature controlled, expansions, office modernization and other improvements to the storage centers outlook and features. All redevelopment proposals are subjected to the same investment underwriting analysis and return expectations as we have for new developments.

Development and Acquisitions

Our external growth strategy is to develop new, high-quality self-storage properties and to acquire additional self-storage properties that meet, or can be upgraded to meet our standards. In general, we plan to develop or acquire new properties or acquire existing properties primarily in our existing markets and in new markets that create economies of scale for our current network of storage centers. In most markets, we seek to own at least 15 storage centers in order to realize operating and marketing efficiencies and increase brand awareness. We believe that the experience of our management team in developing and acquiring self-storage properties strengthens our ability to pursue our external growth strategy. Since 2003, we have sought to generate internal growth in the United States by redeveloping some of our properties.

We rely on our local market personnel to target areas in which to develop new, redevelop or acquire existing storage centers. We have developed comprehensive market expansion plans for each of our target markets, including those in Europe, and use these plans as the basis for selecting new storage center locations and acquisition targets. The market expansion plans use a demographic analysis of an area along with an evaluation of competitors’ locations, rates and product quality to determine the optimum number and location of new storage centers.

Development.    We believe that several factors favor our development strategy:

•	Development expertise. We have substantial real estate development, construction management and project design expertise that has been developed over the past 30 years. Along with our predecessor companies, we developed more than a third of the properties we currently own, lease or manage, and, since 1972, we have maintained an internal development staff. We have built over 140 storage centers in Europe using our locally based internal development staff.

•	Strategic site selection. To obtain the best storage center locations, we target sites for development in urban areas and retail areas that often require rezoning and other complex development measures. We believe that the difficulties of developing storage properties in such urban areas may discourage competitors from locating nearby and, as a result, enable us to operate in underserved areas. This in turn enables us to charge higher rental rates. In 2005, we refocused our site selection in Europe to areas where we already had established a presence and have deferred projects in areas that are not in a core strategic market.

•	Focus on quality and brand image. We have greater control of quality and brand image by developing our own self-storage properties. This enables us to focus on high construction quality and standards and a consistent and inviting building design. We believe our focus on quality and consistency will enable us to obtain repeat business, to further strengthen awareness of the Shurgard brand and to maintain premium prices and differentiate us from our competitors.

•	Joint venture investments. Our joint venture strategy is important as it allows us to partner with experienced self-storage developers in domestic markets, in which we otherwise lack a significant presence, to share the development and rent-up risk of new developments, which expand our brand through the use of our partners’ capital, and to access cost effective capital for expansion and growth.

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

Property Management Systems

We have integrated property management systems and procedures for marketing, advertising, leasing, operations and security of properties and the management of on-site personnel. In both the United States and

Europe, our computerized management information systems link our corporate offices with each storage center. We use proprietary software that facilitates financial statement and budget preparation, allows the daily exchange of information with our corporate office and manages detailed information with respect to the tenant mix, demographics, occupancy levels, rental rates, revenue optimization, payroll and other information relating to each storage center. Additionally, we use network-based email, accounting, and consolidation software packages that aid in the compilation and dissemination of information from and to our storage centers. Software integration enables our national sales center, commercial accounts department and corporate employees to have access to storage center information. In the United States, we are developing significant upgrades to our property management software that we expect to be in operation in 2006. We expect these upgrades to improve management information and increase effectiveness in compiling information and disseminating it to our storage centers.

Third Party Management

We also manage, under the Shurgard name, self-storage properties owned by others that meet our quality standards. Management of such properties enables us to spread the cost of our overhead across a greater number of properties. Additionally, it allows us to expand our presence in the markets in which we operate, to offer customers a broader geographic selection of self-storage properties to suit their needs and to establish relationships with property owners that may lead to future acquisitions.

Capital Strategy

Our goal is to maximize shareholders’ value, which includes completing the proposed merger transaction described above. If for any reason we should be unable to consummate the proposed merger, we would continue to pursue one or more strategic transactions and/or the continued implementation of our primary business strategy as discussed above. There can be no assurance as to the completion, timing or terms of any other strategic transaction.

Absent any strategic shift that results from our proposed merger into Public Storage, Inc., we would continue to seek to maintain a strong, flexible capital structure with a corporate strategy of:

•	maintaining a moderate level of leverage consistent with an investment grade bond rating;

•	maintaining a consistent dividend policy;

•	extending and laddering our debt maturities where possible;

•	mitigating our exposure to interest rate risk; and

•	maintaining appropriate liquidity.

We believe these strategies would continue to enable us to maintain an investment grade unsecured credit rating and allow us to access a broad array of capital sources, including bank or institutional borrowings, secured and unsecured debt and private and public common or preferred equity financings.

In order to mitigate our currency and interest rate risk, we contract with financial institutions for derivative products that help us manage these exposures. Our investment policy prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange or interest rates if unrelated to capital borrowed or invested by us.

We have maintained consistent dividend growth. We paid dividends of $2.23 per share of common stock in 2005, representing a 27% increase from the annualized rate in 1994, the year we became a public company. Additionally, we have paid 48 consecutive quarterly dividends. However, under our proposed merger agreement we agreed to pay a $0.56 dividend for the first quarter 2006 and then to adjust our quarterly dividends to a level consistent with Public Storage and there can be no assurance of future dividend payments.

We have and may continue to enter into joint ventures, partnerships and limited liability companies as an alternative method to investing directly in real estate. Our decision whether to hold a property directly or indirectly is based on a variety of facts and considerations, including:

•	our ability to enter into a new market and establish a long-term relationship with an existing self-storage operator/developer;

•	our desire to diversify our capital sources based on product type and risk;

•	our desire to moderate risks from new developments;

•	the economic and tax considerations of the partner or seller; and

•	our desire to preserve our capital resources to maintain liquidity or balance sheet strength.

Substantially all of these joint ventures, partnerships and limited liability companies use secured mortgage financing for a portion of their overall capitalization, which may affect our ability to maintain high credit ratings.

We have sought and will continue to seek opportunities to issue our common stock in exchange for self-storage and other real estate investments where and when appropriate. Future issuance will depend on market conditions at the time, including the market price of our equity securities. All of these methods of investment may be subject to review and reasonable consent of Public Storage prior to the closing date of the proposed merger.

Seasonality

Our revenues are affected by rental patterns of our customers, and as a result, we do not generate revenues evenly throughout the year. We experience peak occupancy by our customers during the spring and summer, which results in higher revenues for our second and third fiscal quarters relative to our first and fourth fiscal quarters.

Employees

As of December 31, 2005, Shurgard had approximately 2,300 employees. None of our employees in the United States are covered by a collective bargaining agreement. Two countries in Europe have employees represented through an internal collective bargaining council. We believe that our relations with our employees are generally good.

Regulation

Environmental Regulations

We are subject to federal, state, local and foreign environmental regulations that apply to the ownership, management and development of real property, including regulations affecting both the construction and operation of self-storage properties.

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

Except for one property in St. Louis, Missouri discussed below, we have not been notified by any governmental authority of any current, material environmental noncompliance, claim or liability in connection with any of the properties we own or manage. We have not been notified of any current claims for personal injury or property damage by a private party in connection with environmental conditions at any of the properties we own or manage. We obtained Phase I environmental assessment reports prepared by independent environmental consultants for the properties we own in the United States, and similar environmental reports for properties we own in Europe.

In 1995, we notified the Missouri Department of Natural Resources (MDNR) of elevated levels of hydrocarbons found in groundwater monitoring wells on a property in St. Louis, Missouri that we had been monitoring in accordance with a work plan approved by the MDNR. In 1998, a quarterly monitoring report revealed continued contamination in the groundwater samples. The MDNR notified us that it would continue requiring quarterly groundwater monitoring. During 1999, at the MDNR’s request, with the help of an environment consultant, we developed a work plan to address the MDNR’s question regarding whether on-site contamination might be spreading to adjacent properties. The work plan encompasses a broader scope of monitoring, including installation of four additional monitoring wells on adjacent properties. The work plan required on-going monitoring through April 2003, when the MDNR indicated that based on test results, on-going testing was no longer required. In 2004, Missouri adopted a new program that required us to conduct additional testing on this site. The MDNR approved our proposed plan to address the new program and we have completed initial testing. We presented the results to MDNR. In October 2005, the MDNR issued a no further action letter.

We are not aware of any environmental condition with respect to the properties we own or manage that could have a material adverse effect on our financial condition, operating results and cash flows. We cannot give assurance, however, that any environmental assessments undertaken with respect to the properties have revealed all potential environmental liabilities, whether any prior owner or operator of the properties created any material environmental condition not known to us or that an environmental condition does not otherwise exist as to any one or more of the properties that could have a material adverse effect on our financial condition, operating results or cash flows. In addition, we cannot give assurance that:

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

Other Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (SEC). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies of these documents (other than exhibits) available to the public free of charge through our website at www.shurgard.com or by contacting our Secretary at our principal offices, which are located at 1155 Valley Street, Suite 400, Seattle, Washington 98109, telephone number (206) 624-8100.

In addition, Shurgard’s corporate governance guidelines, director independence criteria, committee charters, codes of conduct and ethics, and other documents setting forth our corporate governance practices can be accessed in the “Corporate Governance” section of Shurgard’s investor relations’ web site at http://investorrelations.shurgard.com or by writing to Shurgard’s Investor Relations department at our address set forth above.

Item 1A—Risk Factors

The following factors are risks associated with our business:

Risks Associated with our Proposed Merger with Public Storage

The announcement of our proposed merger with Public Storage may have a negative effect on our business, financial condition and operating results.    In response to our announcement and the potential uncertainty about our future operating strategy and decisions, customers may delay, defer or cancel leases or contracts with us, which could negatively affect our revenues and results of operations. In addition, current and prospective employees may experience uncertainty about their future role with the combined company, which may impair our ability to attract and retain key management, development, marketing and other personnel in the United States and in Europe, which could further affect our operating results. Declining results could have negative consequences on our relationships with and obligations to customers, joint venture partners, creditors and others with whom we have business relationships. A negative impact on operating results could also cause a decline in our stock price.

If we are unable to realize our proposed merger with Public Storage, our business, financial condition, operating results and stock price could suffer.    If our or Public Storage’s shareholders do not approve the transactions contemplated by the Merger Agreement or we otherwise fail to satisfy the closing conditions to the transaction, we could face adverse consequences, including:

•	we would remain liable for significant costs relating to the transaction, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	activities relating to the proposed merger and related uncertainties could divert management’s attention from our day-to-day business and disrupt our operations;

•	an announcement that we have abandoned the proposed merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the merger;

•	we could be required to pay Public Storage a termination fee of $125 million less expense reimbursements of up to $10 million if the Merger Agreement is terminated under certain circumstances; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

The Merger Agreement limits our ability to pursue alternatives to the proposed merger.    Under the Merger Agreement, we are generally precluded from encouraging or participating in any discussions that could lead to an alternative acquisition proposal. Similarly our board of directors is restricted in its ability to withdraw or modify its recommendation that our shareholders approve this merger. In certain circumstances, our board of directors may terminate the Merger Agreement or withdraw or modify its recommendation that our shareholders approve this merger in order to pursue a proposal that it deems to be superior. In these circumstances, we would be required to pay Public Storage a termination fee of up to $125 million.

The effect of these provisions could be to discourage or prevent a party interested in a possible acquisition of our company from pursuing an offer to acquire us. The occurrence of these events individually or in combination could have a material adverse effect on our business, financial condition, cash flows and operating results.

Certain restrictive pre-closing covenants in the Merger Agreement may negatively affect our business, financial condition, operating results and cash flows.    Pending completion of the proposed merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices. We have also agreed to certain restrictions on the conduct of our business, including among others, prohibitions, except in limited circumstances, against:

•	issuing any new securities or purchasing or redeeming existing securities;

•	increasing cash or equity compensation or benefits payable to our employees;

•	the transfer, lease, sale or other encumbrance or disposal of our property or assets;

•	new material contracts or any amendment to our existing material contracts;

•	capital expenditures;

•	new indebtedness;

•	new hedging or other financial arrangements to protect against fluctuations in interest or currency exchange rates;

•	the acquisition of property or assets; and

•	the initiation or settlement of any material litigation.

These restrictions could have a material adverse effect on our business, financial condition, cash flows, operating results and stock price.

Real Estate Investment Risks

We have significant real estate holdings that can be difficult to sell in unfavorable economic conditions and that can have unpredictable decreases in value.    Our primary business involves owning real estate-related assets and operating self-storage centers in the United States and Europe. Real estate investments can be difficult to sell, especially when economic conditions are unfavorable. This makes it difficult for us to diversify our investment portfolio and to limit our exposure when economic conditions change. Decreases in market rents, negative tax, real estate and zoning law changes, and changes in environmental protection laws may also increase our costs, lower the value of our investments and decrease our income, which would adversely affect our business, financial condition, operating results and cash flows.

Our real estate development and acquisition activities can result in unforeseen liabilities and increases in costs.    Real estate development involves risks in addition to those involved in owning and operating existing properties. For example, we must hire contractors or subcontractors to develop our properties. Problems can develop with these relationships, including contract and labor disputes and unforeseen property conditions that require additional work and construction delays. These problems can increase construction and other costs and delay the date when tenants can occupy the property and pay us rent. Properties that we acquire may not meet our performance expectations, including projected occupancy and rental rates, and we may have overpaid for acquired properties. Failure of our properties to perform as expected or the cost of unforeseen significant capital improvements could decrease our cash flow. We may also have underestimated the cost of improvements needed for us to market a property effectively, requiring us to pay more to complete a project. If a number of these events were to occur, our business, financial condition, operating results and cash flows would be adversely affected.

We focus almost exclusively on the self-storage business, which makes us vulnerable to changes in the profitability of self-storage properties.    Our investments focus predominantly on self-storage business and related real estate interests. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self-storage-related investments. As a result, unfavorable changes in the self-storage industry may have a material adverse effect on our business, financial condition, operating results and cash flows.

Our occupancy rates may decline if we are unable to compete successfully against other companies in the self-storage industry.    We face intense competition in every U.S. market in which our storage centers are located and to a lesser extent in Europe. Our competitors include national, regional and many local self-storage operators and developers. Entry into the self-storage business by acquiring existing properties is relatively easy for persons or entities with the required initial capital. Competition may increase if available funds for investment in real estate increase. Some of our competitors may have more resources than we do, including better access to financing, greater cash reserves and less demanding rules governing distributions to shareholders. Some competitors may have lower prices, better locations, better services or other advantages. Local market conditions will play a significant part in how competition affects us. Additional competition has lowered occupancy levels and rental revenue of our self-storage properties in specific markets from time to time. Also, an economic slowdown in a particular market could have a negative effect on our storage center revenues. For example, from 2004 to 2005, occupancy of our Same Store properties declined in the Detroit market resulting in decreased revenue of $250,000. If our occupancy rates or rental revenues decline, our business, financial condition, operating results and cash flows will be adversely affected.

We would have great difficulty acquiring or developing properties without access to financing.    In order to acquire and develop properties, we need access to financing sources. Currently, we finance acquisitions and development of properties through our existing credit facilities. Fluctuations in market conditions or in our operating results may cause us to violate the covenants of these existing credit facilities. If we cannot access our existing financing sources, we may need to obtain equity and/or alternative debt financing in order to continue to acquire and develop properties. If we obtain financing by issuing additional capital stock, we could further dilute the ownership of our existing shareholders. If we attempt to obtain financing by entering into alternative debt financing, we might not be able to obtain financing on reasonable terms, at reasonable interest rates, or at all. The inability to acquire and develop properties would affect the implementation of our business strategy as anticipated.

We face risks due to our investments through joint ventures.    We invest and may continue to invest in properties through joint ventures. We often share control over the operations of the joint venture assets. Therefore, these investments may under certain circumstances involve risks, such as the possibility that our partner in an investment might become bankrupt, have economic or business interests or goals that are inconsistent with ours, or be in a position to take action contrary to our instructions, requests, policies or objectives. Although we generally seek to maintain a sufficient level of control of any joint venture to permit our objectives to be achieved, we may be unable to take action without the approval of our joint venture partners, or our joint venture partners could take actions binding on the joint venture without our consent. A significant loss on these investments could have a material, adverse effect on our future business, financial condition, operating results and cash flows.

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

Before we acquired them, some of our properties were used for commercial activities involving matters regulated under environmental laws. We obtain environmental assessment reports on the properties we acquire, own or operate as we deem appropriate. However, the environmental assessments that we have undertaken might not have revealed all potential environmental liabilities or claims for such liabilities. The presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially adversely affect our ability to use or sell the property, or to use the property as collateral for borrowing, and may cause us to incur substantial remediation or compliance costs. In addition, if hazardous substances are located on or released from one of our properties, we could incur substantial liabilities through a private party personal injury claim, a claim by an adjacent property owner for property damage or a claim by a governmental entity for other damages. This liability may be imposed on us under environmental laws or common law principles. It is also possible that future enacted, amended or reinterpreted laws, ordinances or regulations will impose material environmental liability on us, that the current environmental conditions of properties we own or operate will be affected by other properties in the vicinity or by the actions of third parties unrelated to us or that our tenants will violate their leases by introducing hazardous or toxic substances into the properties we own or manage or otherwise engage in activities that could expose us to liability under federal, state, local or foreign environmental laws. The costs of defending these claims, conducting this environmental remediation, resolving liabilities caused by tenants or third parties or responding to such changed conditions could materially adversely affect our business, financial condition, operating results and cash flows.

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

We face potential underinsured losses on our investments.    We maintain title insurance on all of our U.S. properties and other property-related insurance on all of our U.S. and European properties. We exercise discretion in determining amounts, coverage limits and deductibility provisions of title, casualty and other insurance relating to our properties, taking into account the appraised or estimated value of the property in each case to obtain appropriate insurance coverage at a reasonable cost and on suitable terms. We currently carry the following insurance coverage:

•	commercial general liability and excess liability insurance for our U.S. properties, covering up to an aggregate of $60,000,000, and subject to deductibles of $50,000 per occurrence;

•	commercial general liability insurance for our European properties, covering up to an aggregate amount ranging from €1 million ($1.2 million as of December 31, 2005) to €6 million ($7.1 million as of December 31, 2005), and subject to deductibles ranging from €0 to €16,779 ($19,871 as of December 31, 2005) per occurrence, depending on the country in which the property is located;

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

•	property insurance for our European properties, covering up to an aggregate amount ranging from €40.1 million ($47.5 million as of December 31, 2005) to €1.1 billion ($1.3 billion as of December 31, 2005), and subject to deductibles ranging from €200 ($237 as of December 31, 2005) to €612,000 ($725,000 as of December 31, 2005) per occurrence, depending on the country in which the property is located;

•	boiler & machinery insurance for our U.S. properties, covering up to $50,000,000 of direct damages with a $20,000 deductible per occurrence; and

•	terrorism insurance on our properties in Belgium, France, the Netherlands, Denmark, Germany and the United Kingdom, covering up to an aggregate amount in each country ranging from €8 million ($9.5 million as of December 31, 2005) to €88.9 million ($105.3 million as of December 31, 2005) or for full value in some countries, and subject to deductibles ranging from €200 ($237 as of December 31, 2005) to €612,000 ($725,000 as of December 31, 2005) per occurrence, depending on the country in which the property is located.

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

Terrorist attacks and the possibility of armed conflict may have an adverse effect on our business, financial condition, operating results and cash flows and could decrease the value of our assets.    Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, or the on-going war in Iraq, could have a material adverse effect on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or any of the European countries in which we operate. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our ability to achieve our expected results. Further, we may not have sufficient insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide, or are required by our lenders, to obtain such terrorism coverage, the cost for the insurance may be significant in relationship to the risk covered. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy or relevant foreign economies could similarly have a material adverse effect on our business, financial condition, operating results and cash flows. Finally, further terrorist acts could cause the United States or other countries where we operate to enter into armed conflict, which could further impact our business, financial condition, operating results and cash flows.

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

Our European operations may not become profitable.    New and recently developed self-storage centers require a significant amount of start-up capital and generally take a considerable amount of time to complete the rent-up period. During the early stage of the rent-up period, properties are not profitable. Over 50% of the European properties in which we have an investment have been developed since January 1, 2002, and therefore our European operations in general have not been profitable and have only recently started to generate positive cash flows. Also our expansion efforts may require more funding than we currently anticipate. We will also need to generate significant additional revenue once the rent-up is completed, before we will be able to sustain or increase profitability. We cannot assure that these properties, or other properties that Shurgard Europe and its development joint ventures acquire and develop, will become profitable. The failure of Shurgard Europe’s operations to become profitable would have a material adverse effect on our business, financial condition, operating results and cash flows.

Our growth strategy in Europe may not be successful.    We entered the European market in 1995 because we believed that the size and potential growth of that market made it a significant opportunity for our continued growth. Our ability to achieve our strategy in Europe depends on a number of factors, including:

•	the continued growth in acceptance of the self-storage concept in a market where the concept remains relatively new;

•	our ability to compete effectively as the European market develops and becomes more competitive; and

•	our ability to locate, acquire and develop appropriate new properties.

We cannot assure you that we will be successful in implementing our strategy or overcoming these challenges or other problems we may encounter with our European operations, some of which may be beyond our control.

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

For any taxable year that we fail to qualify as a REIT, we would not be entitled to deduct dividends paid to our shareholders from our taxable income. Consequently, our net assets and distributions to shareholders would be substantially reduced because of our increased tax liability. If we made distributions in anticipation of our qualification as a REIT, we might be required to borrow additional funds or to liquidate some of our investments in order to pay the applicable tax. If our qualification as a REIT terminates, we may not be able to elect to be treated as a REIT for the four taxable years following the year we lost the qualification.

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

For tax purposes, we may be required to treat interest, rent and other items as earned even though we have not yet received these amounts. In addition, we may not be able to deduct currently as expenses for tax purposes some items that we have actually paid. We could also realize income, such as income from cancellation of indebtedness that is not accompanied by cash proceeds. If one or more of these events happened, we could have taxable income in excess of cash available for distribution. In such circumstances, we might have to borrow money or sell investments on unfavorable terms in order to meet the distribution requirements applicable to a REIT.

Our indirect investments may result in liabilities against which we cannot protect.    We have and may continue to enter into participating mortgages, and we have and may acquire additional equity interests in partnerships, joint ventures or other legal entities that have invested in real estate. Our bylaws require that we satisfy several conditions before we make these indirect investments, including that the joint investment not jeopardize our eligibility to be taxed as a REIT or result in our becoming an investment company under the Investment Company Act of 1940, as amended. These investments carry risks that are not present when we invest directly in real estate and against which we may not be able to protect, including the risk that we may not control the legal entity that has title to the real estate, the possibility that the enterprise in which we invest has liabilities that are not disclosed at the time of the investment and the possibility that our investments may not be easily sold or readily accepted as collateral by our lenders.

All of our real estate investments in Europe, with the exception of one facility, are held indirectly through partnerships and joint venture arrangements. If we are unable to effectively control these indirect investments, there is a risk that our joint ventures enter into transactions that would cause us to lose our status as a REIT.

Financing Risks

If we fail to complete the proposed merger with Public Storage, Inc. we will have the following financing risks:

Inability to access the capital markets could delay or adversely affect execution of our business plan.    Because we did not file a fully compliant annual report on Form 10-K for 2004, until October 14, 2005, we are not eligible to access public capital markets to raise equity or debt using a short-form registration statement on Form S-3 until November 2006. Instead we would be required to use a long-form registration statement on Form S-11, which may mean delays in registering additional securities for sale.

We have a substantial amount of debt outstanding and will continue to have significant interest payments. Our debt may:

•	require us to dedicate a significant portion of our cash flow from operations to make payment on our debt, thereby reducing funds available for operations, future business opportunities, dividends and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates; or

•	place us at a disadvantage compared to our competitors that have less debt.

Market interest rates may negatively affect the price of our debt securities, preferred stock and common stock and increase our interest costs.    Annual yields on other financial instruments might exceed the yield from our interest payments, preferred stock dividends or common stock distributions. This could lower the market price of our debt securities, preferred stock or common stock and make it more difficult for us to raise capital. As of December 31, 2005, we had approximately $1.24 billion of indebtedness that carries variable interest rates. With interest rates trending upward in recent periods, the interest rates on our variable rate indebtedness have increased and may continue to increase. We seek to mitigate this risk by entering into interest rate swaps and interest rate caps.

Covenants in our debt agreements could limit our activities.    Our unsecured senior notes and our unsecured domestic credit agreement contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios, minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our credit facilities under our European joint ventures contain financial covenants based on the operating performance of our storage centers, we also have to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. Our continued ability to borrow under our credit facilities is subject to compliance with applicable financial and other covenants contained in our debt instruments. In addition, our failure to comply with such covenants could cause a default under the applicable debt agreement, which could allow the lenders or other debt holders to declare all borrowings outstanding to be due and payable, in which case we may be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms. If the amounts outstanding under our credit facility or other debt were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full money owed to the lenders or to our other debt holders.

We may not be able to repay our debt financing obligations.    We might not have sufficient net cash flow from our operations to meet required payments of principal and interest under our loans. As a result, we might not be able to refinance the existing debt on our properties, or we might have to enter into credit terms that are less favorable than the terms of our existing debt. If we cannot generate sufficient cash from our operations to meet our debt service and repayment obligations, we may need to reduce or delay capital expenditures, the development of our business generally and any acquisitions. In addition, we may need to refinance our debt, obtain additional financing or sell assets, which we may not be able to do on commercially reasonable terms, or at all.

If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results or prevent fraud.    Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm must attest to management’s evaluation. These Sarbanes-Oxley requirements may be modified, supplemented or amended from time to time. Satisfying these requirements may take a significant amount of time and require significant expenditures. In the process of conducting the management evaluation of our internal control over financial reporting at December 31, 2004, which evaluation we did not complete until October 2005, we identified a number of control deficiencies that were characterized as “material weaknesses” and identified and instituted new processes and controls to remediate the deficiencies. We continued to institute new processes and controls through the end of 2005 in order to remediate the deficiencies identified in last year’s internal control evaluation. As discussed elsewhere in this report, our management evaluated our internal control over financial reporting as of December 31, 2005, and concluded that such internal control over financial reporting was effective at such date. Although our most recent internal control evaluation concluded that our internal control over financial reporting is effective, we may in the future identify control deficiencies, including deficiencies that arise to the level of a material weakness. We may not be able to implement necessary control changes and employee training effectively and timely to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. If we fail to maintain effective internal control over financial reporting, we could be subject to regulatory scrutiny and sanctions, and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to comply fully with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal controls over financial reporting are effective in future periods.

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

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

As of December 31, 2005, we operated a network of 646 storage centers and two business parks located throughout the United States and Europe. Of these properties, we own or lease, directly and through our subsidiaries and joint ventures, 633 properties containing approximately 39.8 million net rentable square feet and manage 13 properties containing approximately 715,000 rentable square feet for third parties.

Of the 633 properties:

•	we owned or leased 484 U.S. properties in 21 states containing approximately 31.8 million rentable square feet including 105 properties in which we hold joint venture interests ranging from 38% to 99%; and

•	we owned or leased 149 properties in seven European countries containing approximately 7.9 million rentable square feet, including 46 properties in which we hold 20% joint venture interests.

Description and Use of Properties

Our self-storage properties are designed to offer accessible storage space for personal and business use. Individuals typically rent one or more units in self-storage properties for storage of personal belongings such as furniture, appliances, boats and other household and recreational goods. Businesses typically rent space for storage of business property such as equipment, products, seasonal goods, records and fixtures. We believe that it is desirable to have commercial customers, because they tend to rent larger units, to stay for longer terms and to be reliable payers.

Our self-storage properties are divided into a number of self-enclosed rental units that typically range in size from approximately 25 to 360 square feet in the United States and from approximately 10 to 300 square feet in Europe. A few storage centers have larger units upwards of 900 square feet. We have approximately 200 to 2,000 units at each storage center. Many properties have uncovered storage outside the buildings for parking motor vehicles, boats, campers and other similar items suitable for outside storage. Additionally, a number of our properties include temperature-controlled storage units for which we typically charge a premium.

Customers of self-storage properties are generally responsible for delivering and retrieving their goods. Many leased spaces can be accessed directly by automobile or truck, but some properties, in particular the multi-story buildings, have separate loading docks and elevators available for delivery and retrieval of stored goods.

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

In some cases, multi-story buildings have been converted into self-storage properties. In addition, similar multi-story buildings for self-storage have been constructed in dense urban areas where land costs, zoning and other development considerations make it impractical or undesirable to construct single-story buildings.

Rental of Storage Units.    Storage units are usually rented on a month-to-month basis. Based on our most recent evaluation of customer move-outs for the year ended December 31, 2005, the average rental period for a tenant is approximately 12 months. This average is comprised of the rental periods of business tenants, whose average stay approximates 18 months, and those of residential customers, whose average stay approximates 11 months. Based on a sampling of our customers, we estimate that commercial users account for approximately one third of our total customer base in the United States and Europe. Rental rates vary substantially depending on the size of the storage space, the property location, the quality of the property and the proximity of competition.

Other Properties.    Shurgard owns two business parks located near Tacoma, Washington and Burke, Virginia. The business parks were built in 1979 and 1984, respectively, and they contain an aggregate of approximately 158,000 net rentable square feet.

Location of Properties

The following table sets forth the geographic dispersion of our self-storage properties as of December 31, 2005.

	Number of Properties as of December 31, 2005	Percentage of 2005 Store Revenue (1)
California	53	11.7%
Washington	51	8.7%
Texas	65	8.2%
Florida	32	6.2%
Virginia	36	5.3%
North Carolina	41	4.6%
Michigan	27	3.4%
Arizona	22	3.2%
New York	11	3.2%
Minnesota	19	3.0%
Illinois	23	3.0%
Georgia	18	2.5%
Oregon	14	2.0%
Maryland	11	1.5%
South Carolina	15	1.5%
Indiana	13	1.3%
Tennessee	10	1.0%
Other domestic	23	3.3%

Domestic Total	484	73.6%

France	39	7.2%
Netherlands	32	4.8%
Sweden	22	4.7%
United Kingdom	18	4.7%
Belgium	19	2.9%
Denmark	8	1.4%
Germany	11	0.7%

Europe Total	149	26.4%

Total	633	100.0%

(1)	Revenue includes revenue of all storage centers we actively operate regardless of ownership interest in the property.

Ownership and Leasing Arrangements of Properties

Wholly-Owned or Leased

The majority of our storage centers are owned directly or through wholly-owned subsidiaries. Additionally, as of December 31, 2005, we operated 40 storage centers, including 17 in the United States and 23 in Europe, that are subject to land or building leases; of the 23 properties in Europe, five are under capital leases. Additionally, we have five corporate offices under operating leases in Europe.

Consolidated Joint Ventures

We develop and operate 151 properties in the United States and Europe with various partners through joint ventures in which we have ownership interests ranging from 20% to 99%.

We operate 11 properties through Tennessee joint ventures and 22 properties through Florida joint ventures, in which our ownership ranges from 50% to 90%. As of January 1, 2005, we took over the property management of the Florida properties directly, and we expect to takeover the property and asset management of the Tennessee properties in 2006. Under the joint venture agreements, all major decisions require unanimous consent of both parties. However, we have the ability to exercise unilateral control without incurring significant costs, and therefore we consider that we have effective control over those joint ventures.

We operate 44 properties in North Carolina and South Carolina through various joint ventures with Morningstar Storage Centers, LLC (Morningstar) in most of which we have a 74% ownership interest. We have entered into an agreement with Morningstar members to form one or more joint ventures to develop and operate additional self-storage properties. As of December 31, 2005, we had two properties operating under one such joint venture in which we hold a 75% ownership interest. These storage centers are managed by affiliates of certain members of Shurgard/Morningstar Storage Centers, LLC that are unrelated to Shurgard.

We operate 12 storage centers owned through two joint ventures with a California developer in which we have 85% and 87% ownership interests. Under our agreement with this developer, the California developer purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, the storage centers may be purchased by joint ventures we have with this developer that we consolidate in our financial statements. Prior to such purchase, we have no ownership interest in the properties and accordingly, they are not included in our operating results.

Shurgard Europe operates 46 properties through two consolidated joint ventures in which it holds 20% ownership interests. Those joint ventures, First Shurgard SPRL (First Shurgard) and Second Shurgard SPRL (Second Shurgard) were formed in January 2003 and July 2004, respectively, with Crescent Euro Self Storage Investments. Those joint ventures are expected to develop or acquire up to approximately 75 storage facilities in Europe. Shurgard Europe has entered into development agreements with those joint ventures and receives fees for newly developed storage centers together with certain financing fees. Also, Shurgard Europe has entered into a 20-year management agreement and receives fees to manage those properties. Such fees are eliminated upon consolidation of our joint ventures.

Additionally, as of December 31, 2005, we had ownership interests ranging from 51% to 99% in joint ventures that held 16 properties with various partners in the United States. We manage all of these properties for a fee.

Item 3—Legal Proceedings

On March 7, 2006, Doris Staer filed a purported class action suit in the Superior Court of Washington for King County styled as Doris Staer v. Shurgard Storage Centers, Inc., Charles K. Barbo, Anna Karin Andrews, Raymond A. Johnson, W. Thomas Porter, Gary E. Pruitt, David K. Grant, Howard P. Behar and Richard P. Fox (Case No. 06-2-08148-0 SEA) alleging self-dealing and breaches of fiduciary duties. Ms. Staer claims that Shurgard and the named directors breached their fiduciary duties in connection with the approval of our Merger Agreement with Public Storage, Inc. and seeks among other things to enjoin the transaction. We believe that our actions and the actions of our board of directors were appropriate.

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

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2005.

PART II

Item 5—Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (NYSE), under the symbol “SHU.” As of March 8, 2006 there were 14,256 holders of record of our common stock and the reported NYSE closing price per share of Common Stock was $65.32.

The table below sets forth for the fiscal periods indicated the high and low sales prices per share of Common Stock as reported in the NYSE composite tapes for applicable periods, and distributions declared per share:

	High	Low	Distributions Declared (1)
2005
Fourth Quarter	$59.63	$50.89	$0.56
Third Quarter	57.45	45.02	0.56
Second Quarter	46.78	39.40	0.56
First Quarter	44.37	39.30	0.56
2004
Fourth Quarter	$44.98	$38.45	$0.55
Third Quarter	40.39	36.30	0.55
Second Quarter	40.50	32.87	0.55
First Quarter	39.91	36.45	0.55

(1)	Distributions declared by our board of directors based on financial results for the quarter specified, but declared and paid in the following quarter.

Holders of shares of common stock are entitled to receive distributions when declared by our board of directors out of any assets legally available for payment. In order to maintain our REIT status for federal income tax purposes, we are required to distribute annually to our shareholders at least 90% of our “REIT taxable income,” which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income. Under our existing domestic credit agreement, our distributions are restricted to a percentage of our quarterly Adjusted Funds from Operations, as defined in the credit agreement. See Note 4 to our consolidated financial statements included elsewhere in this document.

We paid dividends of $2.23 per share of common stock in 2005, representing a 27% increase from the annualized rate in 1994, the year we became a public company. In addition to the dividend of $0.56 per share of common stock, we paid on March 13, 2006 to holders of common stock as of the previously announced record date, under our merger agreement with Public Storage, Inc. we are also entitled to pay a dividend to holders of our common stock of $0.56 per share in the second quarter of 2006. Thereafter, for each calendar quarter ending prior to the closing date of the merger, we are entitled to pay a dividend to holders of our common stock in an amount per share equal to the regular quarterly dividend per share then paid to holders of Public Storage’s common stock multiplied by the exchange ratio for the merger (0.82).

Item 6—Selected Financial Data

	2005	2004	2003	2002	2001
OPERATING DATA	(1)	(1)
	(in thousands except per share data)
Total revenue	$483,214	$423,624	$297,390	$267,637	$236,935
(Loss) income from continuing operations (4)	$(867)	$29,231	$35,148	$45,312	$19,406

Basic per share amounts
(Loss) income from continuing operations available to common shareholders (4)	$(0.28)	$0.37	$0.57	$0.83	$0.14

Diluted per share amounts
(Loss) income from continuing operations available to common shareholders (4)	$(0.28)	$0.37	$0.56	$0.81	$0.14
Distributions per common share:
Ordinary income	$1.47	$1.52	$1.67	$1.92	$1.74
Capital gain	0.22	0.32	0.06	0.08	0.07
Return of capital	0.54	0.35	0.42	0.11	0.26

Total	$2.23	$2.19	$2.15	$2.11	$2.07

	As of December 31,
	2005	2004	2003	2002	2001(2)
	(in thousands)
BALANCE SHEET DATA
Total assets	$2,957,372	$2,940,584	$2,067,091	$1,620,327	$1,353,296
Total borrowings (3)	$1,859,220	$1,684,502	$1,014,869	$826,423	$590,934

(1)	The consolidation of Shurgard Europe and First Shurgard in our financial statements for periods beginning January 1, 2004 materially affects the comparability of total revenue, total assets and total borrowings presented in this table. See Note 3 to our consolidated financial statements.
(2)	The balances for 2001 (balance sheet data only) have not been audited.
(3)	Total borrowings include participation rights liability net of discount of $40.6 million, $47.5 million and $47.7 million in 2003, 2002 and 2001, respectively.
(4)	For all reported periods, we reclassified to discontinued operations the results of properties that we intended to sell or had sold as of December 31, 2005.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

We own, operate and develop self-storage properties in principal cities in the United States and Western Europe. As of December 31, 2005, we owned or leased, directly and through our subsidiaries and joint ventures, 633 properties containing approximately 39.8 million net rentable square feet. We are one of the largest self-storage property owners in the United States with a network of 484 storage centers, as of December 31, 2005, that generate 74% of our revenues. We are the largest self-storage owner in Europe with 149 storage centers located in seven countries that generate 26% of our revenues. We directly own most of these properties and hold indirect interests in the others through our subsidiaries and joint ventures. Over the past few years we have sought growth by increasing our investment in the European market and by improving the performance of our portfolio in the United States through redevelopment of our existing properties, and acquisitions of new self-storage facilities. In 2005, we invested $92.5 million through our European joint ventures in new storage center developments; opened 14 new stores, adding 710,000 net rentable square feet to the European portfolio; and acquired our partner’s remaining 12.77% interest in Shurgard Europe. We also completed major redevelopments of five properties in the United States, opened three new storage centers and acquired ten properties, adding approximately one million net rentable square feet to our domestic portfolio.

Operating Performance

Income from operations on a consolidated basis increased by $21.8 million, or 26%, to $106.2 million in 2005. This increase was due to strong growth in our U.S. as well as our European Same Store and New Store segments. In 2005, consolidated NOI after indirect and leasehold expenses for our U.S. Same Store segment improved by $9.3 million, or 5%, to $195.9 million, and for our European Same Store segment by $9.1 million, or 27%, to $45.0 million in 2005. In 2005, consolidated NOI after indirect and leasehold expenses improved for our U.S. New Store segment by $9.5 million to $10.1 million, and our European New Store segment consolidated net operating losses after indirect and leasehold expenses improved by $5.5 million to $2.9 million in 2005.

Domestic operations.    In the United States, our operations in 2005 benefited from a strong economy and stable demand that have allowed us to increase prices while marginally improving our occupancies. Compared with 2004, approximately one-third of our $59.8 million storage center revenues growth in 2005 came from our Same Store portfolio in the United States; U.S. Same Store revenues increased $19.8 million, or 6%, to $329.0 million primarily driven by a 5% increase in our average rental rates. Additionally, our new storage centers opened in 2005 and 2004 are taking a shorter period of time compared to the past three years to reach rental stabilization, which we typically consider to be 85% occupancy. We attribute this to improvements in our selection of development sites, stronger focus on local marketing, heightened attention to operations and a favorable economy.

International operations.    In Europe, our Same Store average occupancy improved to 78% in 2005 compared to 71% in 2004 as a result of improving economic conditions as well as to changes in our pricing strategy. For the fourth quarter of 2005, our European Same Store portfolio achieved an average occupancy of 83% due primarily to strong performance in France, Sweden and Denmark. Rent-up of our self-storage centers has taken longer than initially anticipated due to the lack of awareness of the product, slower than expected economic recovery and significant new supply in certain countries. In 2005, we reduced rates to attract new customers and as a result, European Same Store revenues increased $10.9 million, or 12%, and our consolidated Same Store NOI after indirect and leasehold expenses improved by $9.1 million. Upon completing the acquisition of the remaining minority interest in Shurgard Europe in June 2005, we realized existing opportunities for further integration of international and domestic operations. We strategically refocused our European development activities in core markets with proven product acceptance, while deferring further development of opportunity markets, where we still see short-term demand lagging behind long-term potential. Strong Same Store and New Store NOI growth in 2005 in certain countries such as France, Sweden and the Netherlands allows us to rely on those markets to further develop our European portfolio.

Key Economic Factors Affecting Our Business

Self- Storage Operations.    Our operating performance is affected primarily by the supply of and demand for self-storage space. We are operating in different competitive and economic environments in the United States and Europe. Whereas, self-storage is a commoditized product and a highly competitive industry in the United States, consumer awareness of self-storage is still emergent in Europe. Supply in the United States is estimated at over 41,000 self-storage facilities, which equate to more than 1.6 billion rentable square feet. The U.S. market is highly fragmented with the top ten operators managing less than a quarter of total net rentable square feet. By comparison, European self-storage is still in its infancy with less than 1,000 self-storage facilities across 13 Western European countries. While local competition has been increasing, Shurgard remains the single largest provider of self-storage services in Europe as of December 31, 2005.

In the United States, average self-storage industry rental rates going into 2005 declined gradually for the majority of unit sizes compared to 2004, while nation wide self-storage occupancy levels remained firm in 2005. High demand in certain markets lifted occupancies as much as 6% in the Southeast and provided for modest rate increases. Accordingly, while market rates in early 2005 decreased, we realized a 5% increase in rental rates in our domestic Same Store segment, due largely to rate increases in our southeastern U.S. properties. Although we have not seen erosion of the rental rate gains we achieved in 2005, and pricing and occupancy levels in fact have remained unseasonably strong through the end of the fourth quarter of 2005, we do not expect such rate growth to be sustained at present occupancy levels in 2006 based on projections of changes in consumer spending.

In Europe, self-storage business conditions improved in France, the Netherlands, Sweden and Denmark. Advances were due primarily to increasing product demand and product awareness, accompanied in Sweden and Denmark by growing strength in the national economies. Economic stagnation in Belgium and Germany slowed self-storage business expansion plans in those countries. Market conditions in the United Kingdom were negatively impacted by a weakening economy combined with increasing self-storage supply and competition. European self-storage rental rates reversed trend during 2005: A decline in the first half of 2005 was driven by conscious rate moderation in an effort to increase occupancy. In the second half of the year, rental rates increased in stronger markets and for certain unit categories. We are planning to continue to raise rental rates in the locations where we reached stable occupancy. However, continued discounting from our target rental rates might be required in markets which lack product acceptance.

Real Estate Development.    Supply of and demand for properties suitable for real estate development into self-storage facilities is affected by fluctuations in the overall and regional strength of the economy as well as by availability of capital for investment in real estate, which is largely influenced by fluctuations in long-term interest rates and returns from alternative investments.

In the United States, low interest rates and lower capitalization rates have contributed to a rise in the price that private and public investors are paying for acquiring existing self-storage facilities. In this environment, we have focused on acquisitions that we consider unique or strategic in nature. As our development of new storage centers in the United States has slowed in recent years, during which quality opportunities have become more limited and construction prices have risen, we have placed renewed emphasis on realization of opportunities for improvement within our existing portfolio, particularly through redevelopment of our older storage centers. Redevelopments allow us to capture demand for higher quality self-storage services and to compete better against the newer supply that we face in certain markets. We expect redeveloped stores to generate higher returns on the capital invested and create new growth opportunities for our Same Stores. Increases in construction costs may affect our ability to continue to develop or improve our existing properties cost effectively.

In Europe, we continue to develop new storage centers based on the availability of quality real estate at attractive prices. We currently conduct our developments through joint ventures in which we have 20% interests. From time to time, we consider expanding into additional European markets when we feel conditions are appropriate. Over the past two years, however, we have slowed our development to approximately 15 storage centers per year, compared to initially anticipated 25, in order to be more selective about expansion markets and the location of sites. We have repositioned our developments towards markets where penetration has proven to be successful. We have also encountered and expect we will continue to encounter difficulties in certain markets, such as in the United Kingdom, finding real estate that meets our investment criteria. Therefore, we have started to consider growth through acquisitions in Europe and completed a nine storage center acquisition in France in January 2006. We believe continued growth in Europe will help solidify our position as the market leader and improve our economies of scale in marketing and management.

Based on our experience in the business, we have determined that most customers place a high value on convenience, such as the location of the storage center and ease of renting, access and moving. Consequently, we have elected to focus our investment activities in densely populated, high quality neighborhoods and offer high quality products and services. We believe a growing segment of prospective customers are willing to pay higher rates for these benefits. As a result, we have reconsidered our presence in certain markets that no longer meet our long-term strategic goals and we sold our investments in those markets when conditions were favorable. We will continue to consider such opportunities.

Operational Initiatives

We believe that the supply and demand characteristics of the self-storage industry are defined by neighborhood trade areas that can range in size from one to five miles in radius. To manage the business effectively at any given location, we must be aware of the local dynamics of demand, pricing and competition within the applicable neighborhood trade area. To that end, we approach the management of our business and portfolio on a decentralized basis by maintaining local management and marketing expertise in all our key markets. In the past two years, we have significantly increased management positions in our regional operations group. This has allowed us to improve the quality of service offered to customers, increase our closing rates, improve our rental rate management, and increase sales of retail services.

We take a similar approach to the business in Europe where we have integrated a centralized European investment team and decentralized management teams made up almost entirely of local personnel in each of the countries where we invest. However, in an effort to reduce costs in 2005, we have started a restructuring of our European operations. We have increased synergies between countries and reduced the number of regional management positions.

We continuously seek to improve infrastructures and support to our field operations. As such, we have developed a new point of sales management software that we expect will be operating in all U.S. storage centers during 2006. We expect this software will allow us to more efficiently and more timely meet demand and it will increase effectiveness in compiling information and disseminating it to our storage centers.

Opportunities and Challenges

While the growth in our operating expenses has been consistent with growth in revenues, increases in real estate development and administrative costs in 2005 negatively affected our operating results. However, we expect real estate taxes in 2006 to increase faster than we have experienced in past years and energy expenses to increase significantly over 2005. In the United States, personnel costs have increased as we have increased wages and incentive bonuses paid to our store level employees in order to retain and attract more highly qualified personnel and motivate store managers through participation in targeted improvements in store level NOI. Other personnel costs have risen due to increased workmen’s compensation claims and employee benefits. In the past two years, we have incurred significant costs related to financial reporting compliance and improving our financial reporting processes. Those costs have started declining in the fourth quarter of 2005 and we expect them to further decline in 2006. In Europe, we have started undertaking cost reduction initiatives by consolidating certain departments, reducing the number of positions in certain countries. We expect these initiatives to gradually take effect through 2007 and we will be incurring restructuring charges over that period.

On March 6, 2006, we entered into the Merger Agreement with Public Storage, that contemplates a merger whereby we will be merged with and into a subsidiary of Public Storage. Each outstanding share of our common stock will be converted into the right to receive 0.82 of a fully paid and non-assessable share of Public Storage common stock, and we expect to redeem our outstanding preferred stock in accordance with their respective terms. Public Storage will assume approximately $1.8 billion of our debt. Holders of Shurgard’s stock options, restricted stock units and shares of restricted stock will receive, subject to adjustments, options exercisable for shares of Public Storage common stock, restricted stock units and restricted shares of Public Storage common stock, respectively.

Our board of directors and the board of directors of Public Storage have approved the Merger Agreement. The proposed merger is subject to our shareholders’ approval, to Public Storage’s shareholders’ approval of the issuance of shares of Public Storage stock to be used as merger consideration and other customary closing conditions.

We have made certain representations and warranties in the Merger Agreement and have agreed to certain covenants, including, among others, subject to certain exceptions, to permit our board of directors to comply with its fiduciary duties, and not to solicit, negotiate, provide information in furtherance of, approve, recommend or enter into any other acquisition proposal (as defined in the Merger Agreement).

This description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006.

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

Consolidated and unconsolidated subsidiaries.    We consolidate all wholly-owned subsidiaries. As of January 1, 2004, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46. Under FIN 46R, a variable interest entity (VIE) must be consolidated by a company if that company is subject to a majority of the risk of loss from the VIEs activities or entitled to receive a majority of the entity’s residual returns. We assess whether our subsidiaries are VIEs and consolidate all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the entity, which could result from (i) the ability to elect a majority of the management committee, board of partners or similar authority, (ii) our being named as the managing investor of the entity, or (iii) our providing substantially all of the equity. In assessing the consolidation treatment of partially-owned entities, we also consider the nature of veto rights, if any, held by minority investors. To the extent that a minority investor has substantive veto rights over major decisions, the entity will generally not be consolidated. Entities not consolidated are generally accounted for under the equity method, as we typically have significant influence over unconsolidated subsidiaries and joint ventures. Under the equity method, we recognize our proportionate share of earnings or losses based on our ownership interest and the profit allocation provisions of the entity.

Revenue recognition.    We recognize rental revenue from the majority of our customers, who are under month-to-month lease agreements, at the contracted rate for each month occupied. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease. Revenues are presented net of provisions for doubtful accounts.

Storage centers.    Storage centers are recorded at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. We capitalize acquisition, development and construction costs of properties in development that include, where applicable, salaries and related costs, real estate taxes, interest, lease expense and preconstruction costs directly related to the project. The preconstruction stage of development of a storage center (or redevelopment of an existing storage center) includes efforts to secure land control and zoning, to evaluate feasibility and to complete other initial tasks that are essential to development. Costs of preconstruction efforts incurred prior to projects being considered probable to be completed are charged as real estate development expenses as incurred. We record abandonment losses for previously capitalized costs of development projects when we assess that the completion of the project is no longer probable. In a business combination, we also assess the value of in-place lease intangibles, which are amortized to expense over the expected life of the leases. Using our best estimates based on reasonable and supportable assumptions and projections, we review storage centers for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. Fair values are determined based on estimated future cash flows using appropriate discount and capitalization rates. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change.

Goodwill.    We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate. To determine if there is impairment, we compare the carrying value of goodwill and our storage centers assets to the estimated fair market value of our Same Store portfolio storage centers. We use common industry methods to assess the value of our portfolio and we estimate future cash flows based on the storage centers’ NOI and current market capitalization rates.

Derivatives.    Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss), and subsequently recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Changes in the fair value of derivative instruments not designated as hedging instruments are recognized in earnings. We evaluate the effectiveness of designated hedges at inception and on a quarterly basis. Our main objective in using derivatives is to add stability to interest expense, to manage our exposure to interest rate movements and to reduce our various foreign currency risks. To accomplish these objectives, we use interest rate swaps and caps as part of our cash flow hedging strategy and we use the sale of forward contracts and the purchase of call options to reduce our foreign currency risks. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. The changes in the fair value of derivative instruments may materially affect net income.

Dispositions and financing arrangements.    We account for sales of certain storage centers in which we have continuing involvement as financing arrangements. We use the effective interest method based on estimated future cash flows in determining the amortization of participation rights. This estimate is evaluated each period and is sensitive to both amount and timing of cash flows, and projected purchase price. Estimated amount and timing of distributions is based on projected property operating cash flows. Estimated amount and timing of purchase price is based on projected stabilized NOI and our estimate of when each property will reach stabilization. We periodically re-evaluate our estimate of the option price, the projected timing of our joint venture partner’s exercise of their put option and the related expected cash flows. Changes are accounted for as a change in estimate, affecting gross participation rights and subsequent amortization of participation rights.

Real estate investment trust.    As a REIT, we generally will not be subject to corporate level federal income taxes if minimum distribution, income, asset and shareholder tests are met. However, not all of our underlying entities are qualified REIT subsidiaries and may be subject to federal and state taxes, when applicable. In addition, foreign entities may also be subject to taxes of the host country. An income tax provision is required to be estimated on our taxable income arising from our taxable REIT subsidiaries and foreign entities. A deferred tax component has arisen based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition.

Deferred tax assets.    We have deferred tax assets resulting primarily from cumulative net operating losses arising in certain domestic taxable subsidiaries and in our European subsidiaries. We regularly evaluate both the positive and negative evidence that we believe is relevant in assessing whether the deferred tax assets will be realized. When we determine that it is more likely than not that we will not realize the tax asset either in part or in whole, a valuation allowance is provided. One significant factor representing negative evidence in the evaluation of whether deferred tax assets arising from cumulative net operating losses will be realized is historical taxable income or loss of the entity. In cases where a taxable entity has not demonstrated a history of achieving taxable income, this represents significant negative evidence in assessing whether the amounts will be realized and generally requires that we provide a valuation allowance.

Foreign currency translation.    The results of our operations and our financial position are affected by the fluctuations in the value of the euro, and to a lesser extent, other European currencies, against the U.S. dollar. We recognize the foreign currency translation effects of exchange rate fluctuations on our European assets, liabilities and equity as a currency translation adjustment in other comprehensive income (loss). We include gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables on intercompany transactions, in net income. Also, we are exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that are not denominated in the functional currency of the subsidiary or the investee. We recognize the effects of foreign currency on such debt in net income when we expect to settle the debt, and in other comprehensive income when the debt is considered to be of a long-term investment nature.

In connection with our exploration of strategic alternatives and our proposed merger with Public Storage, we entered into engagement letters with our financial advisors. We accrued combined minimum fee obligations under these agreements totaling $12 million in 2005 and expect to incur an additional $12 million of such fees in 2006, plus expense reimbursement. In addition, related to our exploration of strategic alternatives we incurred $1.8 million in legal fees and expense reimbursements in 2005 and we expect to incur an additional $5.0 million of such fees and expenses in connection with our proposed merger with Public Storage in 2006.

We have entered into an agreement with each of our executive officers that provides for payments in the event that the officer’s employment is terminated by us other than for cause, or by the employee for good reason, within two years after certain business combination transactions, including, but not limited to, the proposed merger with Public Storage. In the event of such a termination, the officer would be entitled to payment of two and one-half times his or her annual salary plus his or her bonus. In addition, in the event the payments made under one of these agreements are subject to certain taxation, the officer would be entitled to additional payments necessary to reimburse him or her for such additional tax payment.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. This statement disallows APB Opinion No. 25’s intrinsic value method of accounting for share based compensation awards and generally requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards as of their grant date. We will adopt the provisions of SFAS 123R as of January 1, 2006 using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share- based payments granted after the effective date and for the unamortized portion of all awards granted to employees prior to the effective date of SFAS No. 123R. Under SFAS No. 123R, we will recognize stock-based compensation expenses related to our stock option plans and our Employee Stock Purchase Plan that were previously only subject to disclosure. Under the terms of our proposed merger with Public Storage all outstanding unvested stock options for common stock of Shurgard Storage Centers, Inc. will become fully vested and exercisable immediately prior to consummation of the proposed merger and all shares of restricted stock will become fully vested immediately after consummation of the proposed merger.

In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which clarifies that rental costs incurred during the period of construction of an asset on leased property should not be capitalized; rather they should be recognized as rental expense in the same manner as rental costs incurred after the construction period. However, to the extent a lessee accounts for rental of real estate projects under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” it should continue capitalizing rental costs. We lease under operating leases certain parcels of land and buildings on which we develop storage centers or perform certain construction improvements. We have historically capitalized rental costs during the construction period on such properties. We account for real estate projects involving our development and construction of self-storage facilities under SFAS No. 67; therefore, we do not believe that the adoption of this FSP will have an impact on our financial position, operating results or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We will adopt the provisions of SFAS No. 154 as of January 1, 2006, and we do not believe this statement will have a material impact on our financial position, operating results or cash flows.

RESULTS OF OPERATIONS

Our financial statements include our European subsidiaries whose functional currency is the euro. Accordingly, our results of operations, financial position and cash flows are affected by fluctuations in the value of the euro against the U.S. dollar. We translate assets and liabilities into U.S. dollars at the exchange rate in effect at the end of each period and statement of income accounts at the average exchange rate for each period. These exchange rates were as follows (in U.S. dollars per euro):

	2005	2004
Closing rate as of December 31st	1.18	1.36
Average rate for the year	1.25	1.24

Our Consolidated Statements of Operations for 2005 and 2004

Net income.    We had net income of $11.7 million in 2005, compared to net income of $45.3 million in 2004. The decrease in net income is primarily due to higher interest expense and to fluctuations in foreign exchange rates. Additionally, increases in our store operations results were more than offset by higher general, administrative and other expenses, costs related to our exploration of strategic alternatives and real estate development expenses.

Total revenue.    Total revenue increased by $59.6 million, or 14%, to $483.2 million, due primarily to higher rental rates for our domestic storage centers, the growth in the number of stores and higher occupancy in our European and domestic storage centers. See further discussion of storage center operations revenue in SEGMENT ANALYSIS.

Operating Expenses.

	2005	2004	% Change
	(in thousands)
Direct store operating expenses	$186,615	$164,705	13.3%
Indirect operating and leasehold expense	43,942	39,169	12.2%
Other operating	2,100	7,181	(70.8)%

Operating expense	$232,657	$211,055	10.2%

Direct and indirect store operating expenses increased by $26.7 million, or 13% in 2005, compared to the prior year, primarily as a result of an increase in the number of storage centers and increases in personnel expenses, real estate taxes and utility expenses. See discussion of these expenses under SEGMENT ANALYSIS.

Real estate development expenses.    Real estate development expenses of $10.0 million for 2005 increased $5.1 million compared to 2004. This increase resulted from less capitalization of costs, which was due primarily to a significant decrease in development activity relative to prior years and due to increasing efforts pursuing acquisitions, for which internal costs are not capitalized.

Depreciation and amortization.    Depreciation and amortization of $95.7 million in 2005 increased $8.3 million, or 9%, compared to 2004. The increase is due primarily to storage center acquisitions and developments completed in late 2004 and in 2005.

Impairment and abandoned project expense.    Abandoned project expense relates to previously capitalized costs of development projects that have been assessed as unlikely to be completed. Such losses totaled $2.9 million in 2005 and $2.8 million in 2004. Most of these losses were related to reassessments of projects in certain new markets in Europe; in particular Germany and France in 2005 and in Sweden in 2004. As we continue to try to penetrate new markets in Europe, we may continue to incur such losses. We also recorded impairment losses of approximately $420,000 in 2005 and $80,000 in 2004 related to changes in our estimates of the fair value of parcels of land we were holding for sale.

General, administrative and other expenses.    General and administrative expenses of $35.3 million in 2005 increased $2.4 million, or 7%, compared to the same period in 2004. The major components of these expenses are as follows:

	2005	2004	% Change
	(in thousands)
Personnel expenses	$13,855	$12,527	10.6%
Professional fees—audit and consulting	11,172	9,975	12.0%
Restructuring and exit costs	2,465	2,264	8.9%
Other general and administrative	7,826	8,195	(4.5)%

General, administrative and other	$35,318	$32,961	7.2%

Personnel expenses in 2005 increased primarily as a result of additional positions in our financial reporting and accounting function and our information technology function. Professional fees—audit and consulting consist of costs of consultants assisting us with our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and external audit fees. Such professional fees have increased significantly due to our additional efforts during 2005 to comply with the requirements for both 2004 and 2005. We incurred $2.4 million in 2005 in connection with plans to restructure the management of Shurgard Europe. We continue to evaluate our management structure in Europe and may develop additional cost reduction plans for which we may incur additional restructuring expenses through 2007. In 2004, we recorded exit costs of $2.3 million in connection with the closing of our containerized storage business.

Costs related to takeover proposal and exploration of strategic alternatives.    In 2005, we recorded $13.8 million in advisory and legal fees related to the takeover proposal that Shurgard’s board of directors rejected in July 2005. In October 2005, our board of directors authorized the exploration of strategic alternatives and we entered into a merger agreement on March 6, 2006. Consequently, we may incur additional charges in this area.

Interest expense and amortization of participation rights discount.    Interest expense of $105.6 million in 2005, increased $22.7 million, or 27%, compared to 2004. Interest expense in Europe increased $7.2 million for the year ended December 31, 2005, because we refinanced a variable rate credit facility with bonds that are swapped to a fixed rate and because our development joint ventures increased their borrowings by $69.2 million to finance on-going development projects. The remaining increase was due primarily to increased borrowings on our line of credit and higher interest rates. At December 31, 2005, interest rates on our line of credit and term loan were 2.1 percentage points higher than at December 31, 2004. In 2005, we borrowed an additional $186.2 million under our revolving credit and term loan facilities to finance our acquisition of the remaining interest in Shurgard Europe, property acquisitions, development and redevelopment projects. In 2004, we recognized a $1.1 million expense relating to the amortization of an estimated participation rights liability. We retired the remaining participation rights in December 2004, and therefore recorded no related amortization in 2005.

Loss on derivatives, net.    This represents loss as recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 and changes in the ineffective portions of those derivatives classified as cash flow hedges. The loss of $2.1 million in the year ended December 31, 2005, was primarily the net effect of the change in the value of euro currency call options that do not qualify for hedge accounting and the effect of hedge ineffectiveness of certain interest rate swaps.

Foreign exchange (loss) gain.    The foreign exchange loss of $9.7 million in 2005 and a gain of $6.2 million in 2004 relate primarily to intercompany loans with our European subsidiaries that were marked to the period-end exchange rate. In connection with our acquisition of the remaining interest in Shurgard Europe, we reevaluated our intercompany debt with our European subsidiaries as of July 1, 2005, and determined that such debt is of a long-term investment nature and therefore ceased to recognize exchange gains or losses through earnings on such intercompany debt. Rather, beginning July 1, 2005, we report these translation adjustments as a component of other comprehensive income (loss).

Minority interest.    Most of our minority interest benefit results from our 80% partner’s interests in our European joint ventures, First Shurgard and Second Shurgard. The minority interest benefit for Shurgard Europe relates to our 12.77% minority partner’s interest which we acquired on June 30, 2005. The components of minority interest were as follows:

	2005	2004
	(in thousands)
European development joint ventures	$19,832	$13,334
Shurgard Europe	4,134	5,091
Domestic joint ventures	(3,030)	(1,817)

Total minority interest	$20,936	$16,608

Income tax expense.    Shurgard Europe is subject to income taxation in the various jurisdictions in which it operates and, as a result of losses it has incurred since its inception, has generated deferred tax assets. Our domestic non-REIT activities (principally our insurance referral program) have generated taxable income in 2005. However these activities have a history of losses which have generated deferred tax assets. Because we have been unable to demonstrate recoverability of such deferred tax assets, we have recorded a valuation allowance offsetting them for each reporting period. As a result, no significant income tax expense or benefit is recorded in our consolidated statements of operations in relation to the REIT. In 2005, we incurred approximately $410,000 of federal and state income tax expense related to the transfer of ownership interests in certain properties from a taxable subsidiary to the REIT. The remaining tax expense relates to taxes on taxable income generated by certain European subsidiaries.

Discontinued operations.    In 2005, we recognized $11.8 million in gain on the sale of five operating storage centers and we recognized $16.2 million on the sale of six properties in 2004. Such sales result from opportunities to sell assets in our portfolio that no longer meet our long-term strategic goals. We reclassified the operating income of thirteen storage centers as income from discontinued operations including income from two properties that we still held for sale as of December 31, 2005.

Cumulative effect of change in accounting principle.    On the adoption of FIN 46R, in 2004, we recognized a cumulative effect of change in accounting principle of approximately $2.3 million relating to the consolidation of First Shurgard. This is the result of eliminating all intercompany profits from inception of First Shurgard in 2003 as required under FIN 46R. Before 2004, prior to the adoption of FIN 46R, we eliminated our 20% ownership share of intercompany profits.

Our Consolidated Statements of Operations for 2004 and 2003

For periods prior to 2004, we did not consolidate Shurgard Europe or First Shurgard in our financial statements. Instead, we accounted for our investments in these entities under the equity method of accounting due to the substantive and important approval rights over significant operating decisions retained by our partners in these entities. Beginning in 2004, we consolidated these entities in accordance with FIN 46R. Because consolidation results in the inclusion of Shurgard Europe’s and First Shurgard’s revenues and expenses in our consolidated financial statements and the equity method did not, the financial statements for 2003 are not directly comparable to the financial statements in 2004.

Net income.    Net income was $45.3 million in 2004, compared to net income of $37.6 million in 2003. The increase in net income from 2003 to 2004 is due primarily to a gain on the sale of properties, lower impairment losses and an increase in our domestic storage centers operating results, which were partially offset by higher losses and higher financing costs related to our increased ownership in Shurgard Europe, and higher general, administrative and other expense as further discussed below.

Total revenue.    Total revenue of $423.6 million in 2004 increased $126.2 million, or 42%, compared to 2003 due substantially to the consolidation of Shurgard Europe, which contributed $101.5 million of revenue.

Domestic storage centers operations revenue increased $25.9 million, or 9%, compared to 2003 as a result of an increase in the number of storage centers, higher occupancy and increases in rates. This increase was partially offset by a loss of revenue from our containerized storage business, which had revenue of $3.2 million in 2003 but ceased operations in the first quarter of 2004 and therefore had nominal revenue in 2004.

Operating expenses.    Operating expenses of $211.1 million increased $85.5 million, or 68%, compared to 2003, of which $74.5 million relate to our consolidation of Shurgard Europe in 2004. Domestic operating expenses increased $10.9 million, or 9%, compared to 2003 as a result of an increase in the number of storage centers and an increase in personnel expenses. See discussion of these expenses under SEGMENT ANALYSIS. Expenses associated with our containerized storage business, which ceased active operations in the first quarter of 2004 were $4.0 million in 2003 and nominal in 2004. In addition to the expenses identified under SEGMENT ANALYSIS, in 2004 we incurred approximately $3.9 million of costs on two operating-related litigation matters, including $2.75 million in settlement costs that we recognized in December 2004 when we reached a proposed settlement.

Real estate development expense.    We had real estate development expenses of $5.0 million in 2004 and nominal activity in 2003. The majority of the real estate development activity in 2004 related to development projects in Europe which was not consolidated in 2003.

Depreciation and amortization.    Depreciation and amortization of $87.4 million in 2004 increased $32.0 million, or 58%, compared to 2003. Consolidation of Shurgard Europe and the growth of our European operations accounted for $27.5 million of the increase, including an increase of $6.3 million related to the excess of the purchase price we paid for our additional ownership interests in Shurgard Europe over its book value in 2003, an amount that we allocated to buildings in which Shurgard Europe had ownership interests. Depreciation and amortization of domestic facilities increased $4.5 million or 8% to the prior year due to the increase in the number of storage centers and in particular due to the fact that we had a full year of depreciation on stores acquired mid-year in 2003.

Impairment and abandoned project expenses.    Abandoned project expense relates to previously capitalized costs of development projects that have been assessed as unlikely to be completed. Such losses were $2.8 million in 2004 and related to projects in Europe where we scaled down on our developments in certain countries and where we abandoned an acquisition project in 2004. In 2003, we recognized losses of $1.2 million on abandoned projects in the United States. We also recorded impairment losses of $80,000 in 2004 and $12.7 million in 2003. In 2003, the $12.7 million of impairment losses included $9.9 million of impairment losses related to certain real estate assets, of which $7.5 million related to four properties associated with a joint venture in which we had participation rights. Also in 2003, we recognized a $1.1 million impairment expense related to our decision to exit the containerized storage business and a $1.6 million write down of a note receivable.

General, administrative and other expenses.    General and administrative expenses of $33.0 million in 2004 increased $14.9 million, or 83%, compared to 2003. Our consolidation of Shurgard Europe accounted for $6.5 million of the increase. Of the remaining $8.4 million, $2.3 million is due to exit costs incurred in connection with the closing of our containerized storage business, and the remainder consists primarily of increased professional fees incurred in connection with accounting, and financial reporting, as well as compensation expenses resulting from newly created management positions. Consultant fees associated with efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 were approximately $3.8 million, and compensation expenses increased by approximately $2.7 million. The increase in compensation expenses was attributable primarily to higher stock-based compensation resulting from our increased use of restricted stock instead of stock options to compensate our executives. These increases were partially offset by a decrease of approximately $900,000 in audit fees. Our 2003 audit fees were higher because after our former auditors resigned in November 2003, our new independent registered public accountants were required to re-audit 2001 and 2002 in addition to auditing 2003.

Interest expense and amortization of participation rights discount.    Interest expense and amortization of participation rights discount of $81.8 million in 2004 increased $36.1 million, or 79% compared to 2003. The consolidation of Shurgard Europe and the debt financing of new developments in Europe in 2004 account for $28.1 million of the increase. The interest expense incurred in the United States increased by $3.1 million in 2004 due to the higher aggregate indebtedness incurred during 2003 to finance the purchase of additional ownership interest in Shurgard Europe and to finance the acquisition and development of additional properties in 2004 and 2003. The interest expense increase was also due to the decrease in amortization of participation rights discounts. The adjustments to amortization are based on re-evaluations of our estimated participation rights liability each period based on the performance of the related properties and estimates of rights retirement dates. In December 2004 we retired the remaining participation rights.

Loss on derivatives, net.    The gain or loss on financial derivatives is the gain or loss recognized for the changes in the fair market value of those financial instruments that do not qualify for hedge accounting treatment under SFAS No.133. We had an unrealized loss of $610,000 and $2.2 million in 2004 and 2003 respectively. The loss in 2004 represented primarily the net effect of the change in value of certain domestic interest rate swaps and certain currency call options on the euro that do not qualify for hedge accounting. The losses in 2003 related to the changes in values of domestic interest rate swaps we entered into in 2001 to mitigate the risk of interest rate fluctuations related to our various options on the financing of a development transaction. These swaps matured and were paid off in February 2005.

Foreign exchange gain (loss).    The foreign exchange gain of $6.2 million in 2004 relates primarily to intercompany bonds with Shurgard Europe and a wholly-owned European subsidiary that are marked to the period end exchange rate. We had limited consolidated foreign operations in 2003.

Minority interest.    As a result of our consolidation of Shurgard Europe and its subsidiaries beginning January 1, 2004 we recorded a minority interest benefit of $18.4 million in 2004. Approximately, $13.3 million of this minority interest benefit in 2004 relates to First Shurgard and Second Shurgard, respectively, in which Shurgard Europe holds a 20% ownership interest and $5.1 million relates to our partner’s interest in Shurgard Europe. Additionally we had minority interest expenses related to our domestic joint ventures of $1.8 million and $1.2 million in 2004 and 2003, respectively.

Equity in earnings (losses) of other real estate investments.    In 2004, we had an interest in one entity that we accounted for under the equity method. In 2003, we accounted for our interest in Shurgard Europe under the equity method of accounting and recorded losses of $3.1 million for this investment. In 2004, we consolidated Shurgard Europe and therefore had no related comparable charge.

Income tax expense.    Shurgard Europe is subject to income taxation in the various jurisdictions in which it operates and, as a result of losses it has incurred since its inception, has generated deferred tax assets. Our domestic non-REIT activities (principally our containerized storage business) also incurred losses and generated tax deferred assets. Because we have been unable to demonstrate recoverability of such assets, we have recorded a valuation allowance offsetting these deferred tax assets for each reporting period. As a result, no material income tax expense or benefit was recorded in our consolidated statements of operations.

Discontinued operations.    In 2004, we recognized an aggregate gain of $16.2 million on the sale of six properties in 2004. Such sales result from opportunities to sell assets in our portfolio that no longer meet our long-term strategic goals and there were no comparable transactions in 2003. We reclassified the operating income of thirteen storage centers that we considered discontinued operations in 2005 but that still had operations in 2004 and 2003, including income from two properties that we still held for sale as of December 31, 2005.

Cumulative effect of change in accounting principle.    Upon adoption of FIN 46R, we recorded a cumulative effect of change in accounting principle in the amount of $2.3 million in 2004 due to the consolidation of First Shurgard. This is the result of eliminating all intercompany profits from inception of First Shurgard in 2003 as required under FIN 46R. Before 2004, prior to adoption of FIN 46R, we eliminated our 20% ownership share of intercompany profits.

SEGMENT ANALYSIS

Shurgard currently has four reportable segments: Domestic Same Store and New Store and European Same Store and New Store. Same Store includes those stores acquired prior to January 1 of the prior year and developed properties operating for two full years as of January 1 of the current year. New Store represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. We evaluate all storage centers on the same basis regardless of our ownership interest in the property. Although Net Operating Income (NOI) is a non-GAAP measure, we believe it is a meaningful measure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is defined as storage center operations revenues less direct operating and real estate tax expense for each of our properties. For a reconciliation of Same Store and New Store NOI to income (loss) from continuing operations, see Note 20 to our consolidated financial statements. The following sections discuss the performance of these segments.

The following tables summarize key operational data for our storage center portfolio as of December 31, 2005 and 2004. This data is further discussed below in this section by segment:

	2005
	Domestic (1)		Europe		Total
	Amount	% of total	Amount	% of total	Amount	% of total
	(dollars in thousands except average rent)
Same Store (2)
Number of Storage Centers	441	91%	96	64%	537	85%
Segment Revenues	$329,002	93%	$101,819	80%	$430,821	90%
NOI after indirect and leasehold expense	$195,854	95%	$45,021	107%	$240,875	97%
Avg. annual rent per sq. ft. (4)	$12.13		$22.19
Avg. sq. ft. occupancy	86%		78%
Total Storage Center Costs (5)	$1,785,614	89%	$810,231	68%	$2,595,845	81%

New Store (3)
Number of Storage Centers	43	9%	53	36%	96	15%
Segment Revenues	$23,432	7%	$24,698	20%	$48,130	10%
NOI after indirect and leasehold expense	$10,055	5%	$(2,853)	(7)%	$7,202	3%
Avg. sq. ft. occupancy	76%		40%
Total Storage Center Costs (5)	$231,290	11%	$372,777	32%	$604,067	19%

Combined New and Same Stores
Number of Storage Centers	484	100%	149	100%	633	100%
Segment Revenues	$352,434	100%	$126,517	100%	$478,951	100%
NOI after indirect and leasehold expense	$205,909	100%	$42,168	100%	$248,077	100%
Total Storage Center Costs (5)	$2,016,904	100%	$1,183,008	100%	$3,199,912	100%

	2004
	Domestic (1)		Europe (6)		Total
	Amount	% of total	Amount	% of total	Amount	% of total
	(dollars in thousands except average rent)
Same Store (2)
Number of Storage Centers	441	94%	96	71%	537	89%
Segment Revenues	$309,228	98%	$90,485	89%	$399,713	96%
NOI after indirect and leasehold expense	$186,556	100%	$35,573	131%	$222,129	104%
Avg. annual rent per sq. ft. (4)	$11.59		$22.24
Avg. sq. ft. occupancy	84%		71%

New Store (3)
Number of Storage Centers	30	6%	39	29%	69	11%
Segment Revenues	$7,010	2%	$10,915	11%	$17,925	4%
NOI after indirect and leasehold expense	$534	0%	$(8,389)	(31)%	$(7,855)	(4)%
Avg. sq. ft. occupancy	55%		24%

Combined New and Same Stores
Number of Storage Centers	471	100%	135	100%	606	100%
Segment Revenues	$316,238	100%	$101,400	100%	$417,638	100%
NOI after indirect and leasehold expense	$187,090	100%	$27,184	100%	$214,274	100%

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Our definition of Same Store includes existing storage centers acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. Our definition of Same Store results in the addition of storage centers each year as new acquisitions and developments meet the criteria for inclusion, so we then include these storage centers in the previous year’s comparable data. Other storage companies may define Same Store differently, which will affect the comparability of the data.
(3)	Our definition of New Store, as shown in the table above, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as developed properties that have not been operating a full two years as of January 1 of the current year.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(5)	Total costs capitalized to storage centers.
(6)	Amounts have been translated from local currencies to U.S. dollars at a constant exchange rate using the average exchange rate for 2005.

Domestic Same Store

The following table summarizes key operating data for Domestic Same Store at December 31, 2005.

	Number of Properties	(in millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy			Average Annual Rent (per sq. ft) (2)

				2005	2004	2003	2005	2004	2003
Same Store since 2005	34	$180.3	2,321,000	83%	79%	65%	$12.62	$11.98	$11.13
Same Store since 2004 (3)	59	221.6	4,424,000	81%	78%	74%	8.69	8.10	7.81
Same Store since 2003 or prior	348	1,383.7	22,339,000	87%	86%	85%	12.71	12.17	11.92

Same Store total	441	$1,785.6	29,084,000	86%	84%	82%	$12.13	$11.59	$11.33

	(in thousands) Revenue			(in thousands) NOI (after leaseholds expenses)
	2005	2004	2003	2005	2004	2003
Same Store since 2005	$26,232	$23,582	$12,052	$14,735	$12,845	$4,866
Same Store since 2004 (3)	34,017	30,267	26,993	20,965	18,408	15,530
Same Store since 2003 or prior	268,753	255,379	246,591	177,143	170,278	164,121

Same Store total	$329,002	$309,228	$285,636	$212,843	$201,531	$184,517

(1)	Total capitalized costs to storage centers since the storage center was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)	Same Store since 2004 include Morningstar Storage Centers, LLC stores acquired in 2002.

The following table summarizes domestic Same Store operating performance:

Same Store Results (1)

	As defined in 2005				As defined in 2004
	2005	2004	% Change		2004	2003	% Change
	(dollars in thousands except average rent)
Segment revenue	$329,002	$309,228	6.4	%(a)	$288,167	$275,397	4.6	%(a)
Operating expense:
Personnel expenses	36,949	34,014	8.6	%(b)	31,495	28,436	10.8	%(b)
Real estate taxes	29,195	26,954	8.3	%(c)	23,830	24,218	(1.6)%
Repairs and maintenance	9,432	9,295	1.5%		8,334	7,967	4.6%
Marketing expense	9,153	8,503	7.6	%(d)	7,550	8,506	(11.2	)%(d)
Utilities and phone expenses	11,646	10,793	7.9	%(e)	9,921	9,827	1.0%
Cost of goods sold	4,058	3,661	10.8%		3,411	2,970	14.8%
Store admin and other expenses	11,569	10,363	11.6	%(f)	9,377	9,477	(1.1)%

Direct operating and real estate tax expense	112,002	103,583	8.1%		93,918	91,401	2.8%

NOI	217,000	205,645	5.5%		194,249	183,996	5.6%
Leasehold expense	4,157	4,114	1.0%		3,736	3,241	15.3%

NOI after leasehold expense	212,843	201,531	5.6%		190,513	180,755	5.4%
Indirect operating expense (2)	16,989	14,975	13.4	%(g)	14,103	12,767	10.5	%(g)

NOI after indirect operating and leasehold expense	$195,854	$186,556	5.0%		$176,410	$167,988	5.0%

Avg. annual rent per sq.ft.	$12.13	$11.59	4.7%		$11.53	$11.30	2.0%
Avg. sq.ft. occupancy	86%	84%			85%	83%
Total net rentable sq.ft.	29,084,000	29,084,000			27,044,000	27,044,000
Number of properties as of December 31	441	441			411	411

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

(a) The increase in revenue in 2005 over 2004 resulted primarily from higher rental rates and to a lesser extent to increases in occupancy. Increases in rental rates resulted from a sustained demand continuing through the fourth quarter of 2005 and increased focus on price management. Storage centers in Florida account for $4.5 million of the increase as this area has experienced exceptional demand since the fourth quarter of 2004. Also, over the past two years we have consistently provided additional training to our direct sales team and made changes in the management of our field teams that have resulted in improved closing ratios on inquiries made by customers. These initiatives contributed to increases in our Same Store revenue from 2003 to 2004 and from 2004 to 2005. The increase in revenue from 2003 to 2004 resulted from improved general economic conditions since the fourth quarter of 2003 as well as the above mentioned changes in our management of operations. Retail sales and truck rentals contributed approximately $820,000 and $1.2 million to our revenue increase from 2004 to 2005 and 2003 to 2004, respectively. In 2005, we also started seeing increases in Same Store revenue as a result of the redevelopments that we have completed in 2004 and 2005, see further discussion below.

(b) Personnel expenses have increased as a result of our initiatives to improve the quality of service and reduce employee turnover. These initiatives included higher salaries and incentive compensation for more experienced store managers and other employees. New bonus programs that reward for retail sales and occupancy growth performance and the achievement of performance targets have contributed to higher expenses both for 2004 and 2005. Additionally, health insurance and workers’ compensation costs increased by $0.9 million from 2004 to 2005. Increase in personnel expenses from 2003 to 2004 also reflect increased employee coverage for extended hours and Sunday openings and other programs designed to enhance the service and the appearance of our storage centers.

(c) The increase in real estate tax expense in 2005 was driven by higher property tax and assessments in certain regions of the country. Also, in 2004 we benefited from tax refunds as a result of successful tax appeals.

(d) Marketing expense increased in 2005 primarily due to the timing of phone book advertising expense. The marketing expense decrease in 2004 compared to 2003 is attributable to higher levels of productivity from the consolidation of activities at our sales center along with a reduction of employees in our field sales and marketing functions.

(e) Utility expense increased as a result of rising electricity costs across the nation.

(f) Store administrative and other direct expenses increased primarily due to 19% rise in bank charges as a result of an increase in customers using credit cards, auto-debit and online payments. Our bank credit card fees continue to escalate due to our efforts to increase customer retention and accelerate collection of revenues through broader customer enrolment in our auto credit program, which automatically charges monthly rent to the customer’s credit card.

(g) Indirect operating expenses have been consistently higher in 2005 compared to 2004 as throughout 2004 we created new management positions in certain regions and new regional field sales and marketing positions that were in place for the full year in 2005. We believe that these expenses have leveled off with the stabilization of the regional infrastructure. The new marketing positions allow us to conduct local marketing actions and to provide the flexibility to focus our efforts in the areas where they are most needed. In 2004 compared to 2003, the increase in marketing expenses was partially offset by decreases in direct marketing expenses at the store level.

In 2004 and 2005, we invested $10.9 million in completed redevelopment of certain of our Same Store. Additionally, as of December 31, 2005, we had two major on-going redevelopments under construction. During the construction period those stores were partially closed. After the redevelopment is completed the storage centers generally have a faster revenue growth than non-redeveloped stores thereby affecting the comparability of our Same Store results. From 2004 to 2005, those redevelopments accounted for $260,000 of the Same Store revenue increase and a $90,000 decrease in NOI after indirect and leasehold expense and we expect that in 2006 these storage centers will have further impact on our operating results.

Domestic New Store

The following table summarizes domestic New Store operating performance as defined at December 31, 2005:

New Store Results (1)

	Acquisitions		Developments		Total New Stores
	2005	2004	2005	2004	2005	2004
	(dollars in thousands)
Segment revenue	$11,306	$986	$12,126	$6,024	$23,432	$7,010
Direct operating and real estate tax expense	4,255	280	7,290	5,479	11,545	5,759

NOI	7,051	706	4,836	545	11,887	1,251
Leasehold expense	—	—	379	53	379	53

NOI after leasehold expense	7,051	706	4,457	492	11,508	1,198
Indirect operating expense (2)	527	52	926	612	1,453	664

NOI after indirect operating and leasehold expense	$6,524	$654	$3,531	$(120)	$10,055	$534

Avg. sq. ft. occupancy	86%	91%	68%	51%	76%	55%
No. of properties	17	7	26	23	43	30

The following table summarizes domestic New Store operating performance as defined at December 31, 2004:

New Store Results (1)

	Acquisitions		Developments		Total New Stores
	2004	2003	2004	2003	2004	2003
	(dollars in thousands)
Segment revenue	$16,093	$6,731	$14,498	$6,706	$30,591	$13,437
Direct operating and real estate tax expense	6,631	2,806	9,652	6,150	16,283	8,956

NOI	9,462	3,925	4,846	556	14,308	4,481
Leasehold expense	—	—	431	445	431	445

NOI after leasehold expense	9,462	3,925	4,415	111	13,877	4,036
Indirect operating expense (2)	632	262	1,052	603	1,684	865

NOI after indirect operating and leasehold expense	$8,830	$3,663	$3,363	$(492)	$12,193	$3,171

Avg. sq. ft. occupancy	82%	79%	62%	46%	71%	58%
No. of properties	27	20	37	28	64	48

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

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

The following table summarizes our acquisition activity from 2003 to 2005:

	Number of Properties	(in millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy			Average Annual Rent (per sq. ft) (2)
				2005	2004	2003	2005	2004	2003
Acquisitions in 2005	10	$44.5	751,000	83%	—	—	$8.77	$—	$—
Acquisitions in 2004	7	52.8	504,000	88%	91%	—	15.07	9.89	—
Acquisitions in 2003	20	103.1	1,449,000	83%	81%	79%	12.24	12.05	11.60

(1)	Total capitalized costs to storage centers since the storage center was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

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

Also in the second quarter of 2005, we contributed three storage centers in California to a consolidated joint venture. The development manager of these storage centers contributed an additional storage center in California (subject to a mortgage due to us) to the venture. We cancelled the mortgage on that storage center and received an approximate 85% interest in the venture; our partner received an approximate 15% interest in the venture.

In 2004, we purchased seven storage centers: one in North Carolina for $6.3 million (including $376,000 paid to secure a non-competition agreement), and another two in California for $5.2 million and $8.8 million in two separate transactions. We also acquired one in each of Indiana and New Jersey and two in New York for $10.8 million plus $17.4 million of assumed debt.

During 2003, we purchased 20 storage centers. On June 30, 2003, we purchased 19 storage centers from the owners of Minnesota Mini Storage for 3,050,000 shares of our common stock (see Note 4 to our consolidated financial statements), the equivalent of $89.5 million. These 19 storage centers had occupancy of 83% at December 31, 2005.

We purchased one storage center from a California developer on December 31, 2003 for $6.3 million. Its occupancy was 94% at December 31, 2005.

Domestic Developments

Our investment strategy includes development of new storage centers in markets in which we currently operate where we have identified underserved markets with high barriers to entry.

The following table summarizes our domestic development activity from 2003 to 2005:

	Number of Properties	(in millions) Total Storage Center Cost (1)	Total Net Rentable sq. ft. when all phases are complete	Average Occupancy			Average Annual Rent (per sq. ft) (2)
				2005	2004	2003	2005	2004	2003
Developments in 2005	3	$10.8	156,000	43%	—	—	$10.38	$—	$—
Developments in 2004	9	47.2	506,000	66%	40%	—	12.71	9.22	—
Developments in 2003	14	76.1	842,000	71%	54%	28%	12.36	10.51	7.55

Development total	26	$134.1	1,504,000	68%	51%	28%	$12.42	$10.28	$7.55

	(in thousands) Revenue			(in thousands) NOI (after leasehold expenses)
	2005	2004	2003	2005	2004	2003
Developments in 2005	$300	$—	$—	$(320)	$—	$—
Developments in 2004	3,969	1,000	—	1,368	(381)	—
Developments in 2003	7,857	5,024	961	3,409	873	(862)

Development total	$12,126	$6,024	$961	$4,457	$492	$(862)

(1)	Total capitalized costs to storage centers since the storage center was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening the average annual rent is lower as the storage center has not been opened a full year.

We normally project new storage properties to rent-up at occupancy rates of between 3% and 4% per month. On average our developments have been renting at 3.2% per month. We can give no assurance that the projections noted above regarding the development projects will occur. Actual occupancy levels and rates could be lower if we experience competition from other self-storage properties and other storage alternatives in close proximity to our developments.

In 2005, we opened one new storage center in California and one in Oregon in the third quarter and one storage center in Florida in the fourth quarter. The Oregon storage center is a redevelopment at a site where we had torn down an older facility in October 2004. The California storage center is under an operating lease. Those storage centers had an average occupancy of 54% at December 31, 2005, after being opened an average of four months.

In 2004, we opened nine new storage centers: four properties located one each in California, in South Carolina, Michigan and New Jersey in the first quarter; one property in Washington in the second quarter; one each in Pennsylvania and California in the third quarter; and one each in Texas and Colorado in the fourth quarter. The 2004 developments were open an average of 19 months and had an average occupancy of 72% at December 31, 2005. Most stores are renting up as anticipated except one in Michigan and one in North Carolina that are renting up more slowly than expected. The slow rent up in Michigan is primarily due to the economic slowdown in that state.

The 2003 developments were open an average of 29 months and had an average occupancy rate of 76% at December 31, 2005. Eight of the 2003 developments are renting up at a slower pace than average including four in the Chicago and Michigan areas due to higher competition in both states and the slowdown in the Michigan economy. In response to the slow rent up we have adjusted rental rates in these states to sustain occupancy growth.

Domestic developments and redevelopments under construction

In addition to the operating properties discussed in domestic developments, we have properties under construction or pending construction and various redevelopment projects on existing properties. The following table summarizes the properties under construction as of December 31, 2005:

	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of December 31, 2005
	(dollars in millions)
Developments:
Construction in progress	6	$53.7	$27.1
Land purchased pending construction	4	22.8	6.9

Total Developments	10	76.5	34.0
Redevelopment projects:
Construction in progress	2	6.0	1.1

Total	12	$82.5	$35.1

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints.

Included in construction in progress at December 31, 2005, is $9.7 million in costs related to ongoing capital improvements. The remainder of domestic development costs was incurred on projects prior to commencement of construction. We select stores for redevelopment when we identify opportunities to increase return on investment by upgrading the property. As of December 31, 2005, we had two major storage centers that were undergoing expansion or redevelopment projects.

European Same Store

The following table summarizes by market the performance of European Same Stores for the years ended December 31, 2005 and 2004. European Same Store includes properties located in all of the European markets in which we operate, with the exception of Germany as the first store in that market opened in 2003.

Year ended December 31, 2005 annual comparison for European Same Store

	Number of Properties	2005 Average Occupancy	Occupancy at December 31, 2005	Percent change compared to prior year
				Segment Revenue	NOI (after leasehold expenses)	Occupancy	Rate
Belgium	17	76%	78%	4.4%	3.9%	3.1%	(0.9	)%(a)
Netherlands	22	72%	78%	18.0%	26.2%	14.3%	(1.8	)%(a)
France	23	83%	84%	12.4%	21.3%	10.5%	1.1%
Sweden	20	81%	87%	14.3%	26.8%	13.2%	1.8%
Denmark	4	85%	87%	28.8%	52.2%	26.9%	(0.1	)%(a)
United Kingdom	10	77%	81%	8.0%	12.5%	10.6%	(4.2	)%(a)

Europe Totals	96	78%	82%	12.5%	19.7%	9.9%	(0.2)%

(a)	Our rates decreased in those countries where competition is highest because we adjusted our rates in order to improve occupancy.

The following table summarized European Same Store operating performance:

Same Store Results (1)

	As defined in 2005 (1)				As defined in 2004 (1)
	2005	2004	% Change		2004	2003 (4)	% Change
	(dollars in thousands except average rent)
Segment revenue	$101,819	$90,485	12.5	%(a)	$73,241	$66,867	9.5	%(a)
Operating expense:
Personnel expenses	13,863	13,267	4.5	%(b)	10,035	9,040	11.0	%(b)
Real estate taxes	4,532	4,300	5.4%		3,150	2,888	9.1%
Repairs and maintenance	3,230	3,711	(13.0	)%(c)	2,786	2,386	16.8	%(c)
Marketing expense	7,037	7,118	(1.1	)%(d)	4,972	4,297	15.7	%(d)
Utilities and phone expenses	2,766	2,456	12.6%		1,846	1,920	(3.9)%
Cost of goods sold	3,673	3,230	13.7%		2,515	2,337	7.6%
Store admin and other expenses	7,491	6,949	7.8%		5,235	4,849	8.0%

Direct operating and real estate tax expense	42,592	41,031	3.8%		30,539	27,717	10.2%

NOI	59,227	49,454	19.8%		42,702	39,150	9.1%
Leasehold expense	2,299	1,883	22.1%		1,620	1,563	3.6%

NOI after leasehold expense	56,928	47,571	19.7%		41,082	37,587	9.3%
Indirect operating expense (2)	11,907	11,998	(0.8	)%(e)	8,781	9,610	(8.6	)%(e)

NOI after indirect operating and leasehold expense	$45,021	$35,573	26.6%		$32,301	$27,977	15.5%

Avg. annual rent per sq. ft. (3)	$22.19	$22.24	(0.2)%		$21.52	$21.17	1.7%
Avg. sq. ft. occupancy	78%	71%	9.9%		75%	70%	7.1%
Total net rentable sq. ft.	5,288,000	5,288,000			4,022,000	4,022,000
Number of properties	96	96			72	72

(1)	Amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2005 for the 2005 to 2004 comparison and at 2004 average exchange rates for the 2004 to 2003 comparison.
(2)	Indirect operating expense includes certain shared property costs such as regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(4)	The 2003 results were not included in our consolidated financial statements because we did not consolidate Shurgard Europe until 2004.

(a) The growth in revenue at constant exchange rate in 2005 over 2004 results primarily from increases in occupancy that were achieved through heightened marketing, better pricing management and improved retention of existing customers. We have seen most of the improvement in Sweden and France, where we have been able to maintain rates. In 2004, most of the revenue growth compared to 2003 was due to increases in occupancy as many of the stores were still in rent up phase. Revenue growth in U.S. dollars, when translated at the applicable average period rates, increased by 12% in 2005 compared to 2004 and 20.6% in 2004 compared to 2003.

(b) Personnel expenses increased from 2004 to 2005 as a result of hiring more experienced store managers with higher salaries and more incentive compensation, in particular in Sweden and the Netherlands. This more experienced workforce has contributed to the revenue increases in those countries discussed above. Personnel increases from 2003 to 2004 resulted from the creation in 2004 of sales representative positions in the field targeted at commercial customers, in particular in France where they have had a positive effect on occupancy.

(c) In 2004 we incurred significant repair and maintenance expenses on our security systems in Belgium and the Netherlands that explain both the decrease of repair and maintenance costs compared to 2005 and the increase compared to 2003.

(d) On an annual basis, marketing expenses have slightly decreased over the prior year as a result of decreasing marketing initiatives in the second half of the year in France, the United Kingdom and Sweden. The increases in marketing expenses in 2004 compared 2003 are due to new programs launched in the third quarter 2004 and to higher phone directories expenses. Targeted marketing initiatives and sales training that were launched during the third quarter 2004 accelerated during the fourth quarter, yielding positive results in terms of inquiries and improved our ability to close sales in several markets. Certain marketing actions also resulted in better retention of our existing customers and our ability to market ancillary services.

(e) As a result of reorganization decisions and efforts to create synergies in between countries initiated since the second quarter of 2005, we have started to see a decline in indirect expenses. We expect to continue realizing further efficiencies in 2006. Indirect operating expense allocated to Same Store decreased in 2004 compared to 2003 primarily as a result of spreading certain indirect costs over more stores as the European market expands.

The following tables present reconciliations of the European Same Store results translated to U.S. dollars at a constant exchange rate to Same Store results translated at an average exchange rate. Each of the categories presented is reconciled in Note 20 to our consolidated financial statements.

	2004
	Same Store (1)	Exchange Difference	Total (2)
	(in thousands)
Segment revenue	$90,485	$463	$90,948
Direct operating and real estate tax expense	41,031	110	41,141

Consolidated NOI	49,454	353	49,807
Leasehold expense	1,883	9	1,892

NOI after leasehold expense	47,571	344	47,915
Indirect operating expense	11,998	27	12,025

Consolidated NOI after indirect and leasehold expense	$35,573	$317	$35,890

	2003
	Same Store (2)	Exchange Difference	Total (3)
	(in thousands)
Segment revenue	$66,867	$(6,160)	$60,707
Direct operating and real estate tax expense	27,717	(2,581)	25,136

Consolidated NOI	39,150	(3,579)	35,571
Leasehold expense	1,563	(130)	1,433

NOI after leasehold expense	37,587	(3,449)	34,138
Indirect operating expense	9,610	(876)	8,734

Consolidated NOI after indirect and leasehold expense	$27,977	$(2,573)	$25,404

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for 2005 for the purpose of comparison with the 2005 results.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for 2004.
(3)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for 2003 for purpose of reconciliation with the 2003 consolidated financial statements.

European New Store

All but one of our European New Stores were developed at December 31, 2005. We acquired one self-storage facility in the United Kingdom in 2004. The following table summarizes New Store operating performance as defined at December 31, 2005:

European New Store Results (1)

	Developments		Acquisitions			New Store
	2005	2004	2005	2004		2005	2004
	(dollars in thousands)
Segment revenue	$23,109	$10,367	$1,589	$548		$24,698	$10,915
Direct operating and real estate tax expense	20,177	13,559	537	274		20,714	13,833

NOI	2,932	(3,192)	1,052	274		3,984	(2,918)
Leasehold expense	325	215	—	—		325	215

NOI after leasehold expense	2,607	(3,407)	1,052	274		3,659	(3,133)
Indirect operating expense (2)	6,423	5,214	89	42		6,512	5,256

NOI after indirect operating and leasehold expense	$(3,816)	$(8,621)	$963	$232		$(2,853)	$(8,389)

Avg. sq. ft. occupancy	39%	22%	78%	88	%(a)	40%	24%
No. of properties	52	38	1	1		53	39
(a)	The occupancy of this storage center has decreased since it was acquired due to partial closure for redevelopment.

The following table summarizes New Store operating performance as defined at December 31, 2004:

European New Store Results (1)

	Developments		Acquisitions		New Store
	2004	2003 (3)	2004	2003 (3)	2004	2003 (3)
	(dollars in thousands)
Segment revenue	$28,291	$11,028	$577	$—	$28,868	$11,028
Direct operating and real estate tax expense	24,286	13,890	289	—	24,575	13,890

NOI	4,005	(2,862)	288	—	4,293	(2,862)
Leasehold expense	487	276	—	—	487	276

NOI after leasehold expense	3,518	(3,138)	288	—	3,806	(3,138)
Indirect operating expense (2)	8,490	6,039	45	—	8,535	6,039

NOI after indirect operating and leasehold expense	$(4,972)	$(9,177)	$243	$—	$(4,729)	$(9,177)

Avg. sq. ft. occupancy	36%	14%	88%	—	36%	14%
No. of properties	62	50	1	—	63	50

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rates of 2005 for the 2005 to 2004 comparison and the 2004 exchange rates for the 2004 to 2003 comparison.
(2)	Indirect operating expense includes certain shared property costs such as regional management, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to stores based on number of months in operation during the period.
(3)	The 2003 results were not included in our consolidated financial statements because we did not consolidate Shurgard Europe until 2004.

In August 2004, we acquired a single storage facility in central London (United Kingdom). This 38,000 net rentable square feet property represents a total investment of $14.6 million, translated at the historical purchase cost.

The following tables present reconciliations of the European New Store results translated to U.S. dollars at a constant exchange rate to New Store results translated at an average exchange rate. Each of the categories presented is reconciled in Note 20 to our consolidated financial statements.

	2004
	Exchange
	New Store (1)	Difference	Total (2)
	(in thousands)
Segment revenue	$10,915	$246	$11,161
Direct operating and real estate tax expense	13,833	140	13,973

Consolidated NOI	(2,918)	106	(2,812)
Leasehold expense	215	—	215

NOI after leasehold expense	(3,133)	106	(3,027)
Indirect operating expense	5,256	35	5,291

Consolidated NOI after indirect and leasehold expense	$(8,389)	$71	$(8,318)

	2003
	Exchange
	New Store (2)	Difference	Total (3)
	(in thousands)
Segment revenue	$11,028	$(963)	$10,065
Direct operating and real estate tax expense	13,890	(1,229)	12,661

Consolidated NOI	(2,862)	266	(2,596)
Leasehold expense	276	(29)	247

NOI after leasehold expense	(3,138)	295	(2,843)
Indirect operating expense	6,039	(510)	5,529

Consolidated NOI after indirect and leasehold expense	$(9,177)	$805	$(8,372)

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for 2005 for the purpose of comparison with the 2005 results.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for 2004.
(3)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for 2003 for purpose of reconciliation with the 2003 consolidated financial statements.

European Developments

The following table summarizes performance of European developments and acquisition opened through 2005 by country during 2005, 2004 and 2003:

	Number of Properties	(in millions) Storage Center Cost		Total Net Rentable sq. ft.	Average Occupancy			Average Annual Rent (per sq. ft) (3) (4)
					For the year ended December 31,			For the year ended December 31,
		Development Cost (1)	Total Cost (2)
New store:					2005	2004	2003	2005	2004	2003
Opened in 2005
Belgium	1	$5.8	$5.8	55,000	2.6%	—	—	N/A	$—	$—
Netherlands	3	10.9	10.9	138,000	1.6%	—	—	N/A	—	—
Germany	2	11.7	11.8	93,000	7.0%	—	—	$7.73	—	—
France	5	36.8	37.0	292,000	7.4%	—	—	5.01	—	—
Denmark	1	7.2	7.2	50,000	20.8%	—	—	13.70	—	—
United Kingdom	2	20.1	20.3	80,000	15.8%	—	—	17.50	—	—

Total opened in 2005	14	$92.5	$93.0	708,000	7.8%	—	—	$9.53	$—	$—

Opened in 2004
Germany	4	$25.3	$25.5	202,000	34.2%	5.0%	—	$17.43	$8.35	$—
France	4	22.9	23.2	217,000	26.0%	1.9%	—	19.65	6.40	—
Denmark	2	13.9	14.0	101,000	49.9%	10.2%	—	20.43	10.36	—
United Kingdom	3	29.9	30.3	87,000	46.7%	28.9%	—	49.14	18.34	—

Total opened in 2004	13	$92.0	$93.0	607,000	35.7%	9.3%	—	$24.67	$12.67	$—

Opened in 2003
Belgium	1	$3.3	$4.6	45,000	75.0%	51.8%	4.9%	$15.01	$15.31	$2.66
Netherlands	7	37.6	40.1	351,000	59.0%	30.3%	2.1%	19.40	21.59	5.01
Germany	5	33.2	33.6	268,000	49.7%	25.8%	2.6%	14.84	15.80	3.80
France	7	41.4	44.9	372,000	56.1%	25.1%	3.1%	20.33	21.58	9.01
Sweden	2	10.8	13.7	94,000	67.6%	36.2%	7.8%	18.02	17.63	7.86
Denmark	1	7.4	10.0	49,000	93.4%	53.1%	9.5%	23.13	22.97	11.70
United Kingdom	3	30.8	39.9	152,000	59.9%	34.4%	4.2%	38.42	41.38	22.23

Total opened in 2003	26	$164.5	$186.8	1,331,000	58.8%	30.4%	3.5%	$21.00	$22.58	$8.43

New Store Total	53	$349.0	$372.8	2,646,000	39.8%	23.5%	3.5%	$21.16	$20.75	$8.43

Same store:
Opened in 2002
Belgium	2	$7.0	$10.0	101,000	53.8%	46.8%	33.7%	$12.52	$13.04	$13.17
Netherlands	7	38.4	54.6	368,000	62.7%	49.1%	29.7%	19.80	20.49	20.24
France	7	40.9	58.8	378,000	74.3%	59.5%	35.0%	20.04	20.02	20.63
Sweden	3	17.0	24.7	151,000	81.1%	66.5%	40.8%	21.64	20.38	18.64
Denmark	2	13.8	19.9	102,000	85.8%	60.6%	25.1%	22.08	22.25	20.94
United Kingdom	3	32.1	48.6	166,000	75.4%	61.2%	27.2%	37.10	41.46	43.62

Total opened in 2002	24	$149.2	$216.6	1,266,000	71.2%	56.6%	32.2%	$22.32	$22.94	$22.18

Opened in 2001 and before
Belgium	15	$67.5	$100.5	894,000	78.9%	77.1%	76.0%	$16.30	$16.38	$16.26
Netherlands	15	73.4	110.5	821,000	76.7%	69.5%	63.0%	20.90	21.14	21.05
France	16	87.1	131.7	855,000	87.4%	82.3%	74.2%	25.67	25.08	25.12
Sweden	17	86.8	135.6	974,000	80.8%	72.2%	66.1%	20.44	20.22	20.08
Denmark	2	12.7	18.5	107,000	85.1%	73.7%	63.1%	21.88	21.78	21.83
United Kingdom	7	64.3	96.8	371,000	77.3%	72.9%	69.6%	34.92	35.58	34.55

Total opened before 2002	72	$391.8	$593.6	4,022,000	80.7%	75.0%	69.6%	$22.15	$22.07	$21.88

Same Store Total	96	$541.0	$810.2	5,288,000	78.4%	70.7%	60.8%	$22.19	$22.24	$21.92

	(in thousands) Segment Revenue (3)			(in thousands) NOI (3) (after leasehold expense)
	For the year ended December 31,			For the year ended December 31,
New store:	2005	2004	2003	2005	2004	2003
Opened in 2005
Belgium	$1	$—	$—	$(68)	$—	$—
Netherlands	1	—	—	(205)	—	—
Germany	61	—	—	(626)	—	—
France	147	—	—	(833)	—	—
Denmark	183	—	—	(240)	—	—
United Kingdom	268	—	—	(454)	—	—

Total opened in 2005	$661	$—	$—	$(2,426)	$—	$—

Opened in 2004
Germany	$1,279	$181	$—	$(380)	$(867)	$—
France	1,310	99	—	(394)	(608)	—
Denmark	1,212	240	—	187	(257)	—
United Kingdom	2,152	719	—	693	74	—

Total opened in 2004	$5,953	$1,239	$—	$106	$(1,658)	$—

Opened in 2003
Belgium	$552	$366	$22	$264	$106	$(90)
Netherlands	4,233	2,234	116	1,189	(385)	(775)
Germany	2,107	1,055	56	6	(929)	(900)
France	4,857	2,392	270	1,568	(814)	(752)
Sweden	1,324	694	109	517	(106)	(302)
Denmark	1,167	659	112	591	225	(218)
United Kingdom	3,844	2,276	268	1,844	428	(206)

Total opened in 2003	$18,084	$9,676	$953	$5,979	$(1,475)	$(3,243)

New Store Total	$24,698	$10,915	$953	$3,659	$(3,133)	$(3,243)

Same store:
Opened in 2002
Belgium	$740	$624	$451	$206	$83	$(150)
Netherlands	4,856	3,605	2,236	2,289	1,253	14
France	6,543	5,166	3,105	2,863	1,624	(28)
Sweden	2,944	2,231	1,278	1,745	983	155
Denmark	2,117	1,492	591	1,076	552	(208)
United Kingdom	5,099	4,462	2,182	2,754	2,237	329

Total opened in 2002	$22,299	$17,580	$9,843	$10,933	$6,732	$112

Opened in 2001 and before
Belgium	$12,718	$12,272	$11,772	$8,059	$7,871	$7,439
Netherlands	13,904	12,287	11,111	7,536	6,532	5,995
France	21,550	19,823	17,747	12,477	11,025	9,581
Sweden	18,081	16,166	14,576	10,202	8,436	7,597
Denmark	2,226	1,881	1,536	1,081	865	625
United Kingdom	11,041	10,476	9,780	6,640	6,110	6,139

Total opened before 2002	$79,520	$72,905	$66,522	$45,995	$40,839	$37,376

Same Store Total	$101,819	$90,485	$76,365	$56,928	$47,571	$37,488

(1)	Development cost of these projects is reported in U.S. dollars translated at the December 31, 2005 exchange rate of $1.18 to the euro. Operating results (see note (3) below) are reported at the average exchange rate for the year 2005, which was $1.19 to the euro. To the extent these exchange rates differ, we believe this data does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield. The cost of the storage centers exclude the excess cost of approximately $293 million over carrying cost we paid for ownership interests acquired in Shurgard Europe in 2003 and 2005.

(2)	Total storage center cost includes all cost capitalized to storage centers since the store was acquired or developed. The costs are reported in U.S. dollars translated at the December 31, 2005 exchange rate of $1.18 to the euro. Operating results (see note (3) below) are reported at the average exchange rate for 2005 which was $1.19 to the euro. To the extent these exchange rates differ, we believe it does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield.
(3)	The amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for 2005.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. The average annual rent is lower in the first year of operations as the store has not been opened a full year.

European Developments Under Construction

The following table summarizes European development projects in progress at December 31, 2005.

	First Shurgard and Second Shurgard
	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of December 31, 2005
		(dollars in millions)
Construction in Progress
France	1	$4.5	$2.5
Sweden	1	3.7	2.5
United Kingdom	1	5.9	5.3

	3	14.1	10.3

Land purchased pending construction
France	1	$10.2	$6.1
United Kingdom	1	7.1	3.0

	2	17.3	9.1

Total	5	$31.4	$19.4

(1)	The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. See Risk Factors in Item 1A (Risk Factors) of this report.

FUNDS FROM OPERATIONS

We use Funds From Operations (FFO) in addition to net earnings to report our operating results. We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts (NAREIT) as interpreted by the Securities and Exchange Commission. Accordingly, FFO is defined as net income (computed in accordance with GAAP), excluding gains (losses) on dispositions of interests in depreciated operating properties and real estate depreciation and amortization expenses. FFO includes our share of FFO of unconsolidated real estate ventures and discontinued operations and excludes minority interests in real estate depreciation and amortization expenses. We believe FFO is a meaningful disclosure as a supplement to net earnings because net earnings assumes that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. We believe that the values of real estate assets fluctuate due to market conditions. Our calculation of FFO may not be comparable to similarly titled measures reported by other companies because not all companies calculate FFO in the same manner. FFO is not a liquidity measure and should not be considered as an alternative to cash flows or indicative of cash available for distribution. It also should not be considered an alternative to net earnings, as determined in accordance with U.S. GAAP, as an indication of the Company’s financial performance.

The following table sets forth the calculation of FFO in accordance with the NAREIT definition:

	2005	2004	2003
	(in thousands)
Net income	$11,659	$45,295	$37,638
Depreciation and amortization (1)	81,174	77,131	52,715
Depreciation and amortization from unconsolidated joint ventures and subsidiaries	—	—	12,150
Gain on sale of operating properties (2)	(12,299)	(16,226)	(2,238)
Cumulative effect of change in accounting principle	—	2,339	—

FFO	80,534	108,539	100,265
Preferred distribution and other (3)	(12,066)	(12,193)	(12,082)

FFO attributable to common shareholders	$68,468	$96,346	$88,183

(1)	Excludes depreciation related to non-real estate assets and minority interests in depreciation and amortization and includes depreciation and amortization of discontinued operations.
(2)	We have included in FFO gains and losses of land and non-real estate operating assets of approximately $550,000, $130,000 and $250,000 in 2005, 2004 and 2003, respectively. Additionally, we have included in FFO income from discontinued operations of $850,000, $2.9 million and $3.4 million for years ended December 31, 2005, 2004 and 2003, respectively.
(3)	Net of impact of antidilutive securities.

FFO attributable to common shareholders for 2005 decreased $27.9 million compared to FFO for 2004, which had increased $8.2 million over 2003. FFO in 2005 benefited from a 26% increase in income from operations over 2004. However, this increase was more than offset by costs incurred in 2005 associated with our previously announced exploration of strategic alternatives totaling $13.8 million; fluctuations in foreign currency exchange rates between 2005 and 2004 resulting in a net negative change of almost $16 million and increases in interest expense of $22.7 million due to higher borrowings and interest rates.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for payments of operating expenses, debt service, dividends on common and preferred stock, expansions and improvements to existing properties and acquisitions and developments of new properties. These requirements have been funded by operating cash flows and from our lines of credit. We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements. We had cash and cash equivalents of $39.8 million at December 31, 2005, and $50.3 million at December 31, 2004. As of December 31, 2005, we had $116.5 million available under our domestic revolving line of credit.

As a REIT, our ability to retain cash flow for reinvestment is restricted. In order for us to qualify as a REIT for federal income tax purposes, we are required, among other things, to make distributions to our shareholders of at least 90% of our REIT taxable income. For the years ended December 31, 2005, 2004 and 2003, the Company distributed $113.3 million, $112.8 million, and $99.3 million, respectively, to its shareholders. We expect to use our cash flow from operating activities for distributions to shareholders and we intend to invest amounts accumulated for these distributions in short-term investments.

Up until 2004, we relied primarily on the public debt and equity markets for our long-term financing. Because we did not file a fully compliant Annual Report on Form 10-K for 2004 until October 14, 2005, we are not eligible to access the public capital markets to raise equity or debt using a short-form registration statement on Form S-3 until November 2006. We have traditionally used proceeds from borrowings under our credit facilities to fund our property development and acquisition requirements. Although, we have subsequently repaid these borrowings with proceeds from public debt and equity offerings, we currently anticipate utilizing our credit facilities, which mature in February of 2008. We have also used these proceeds to repay maturing corporate or mortgage debt and for other corporate purposes.

We believe that the development joint venture structure provides several advantages to Shurgard Europe at this stage in its growth. It allows Shurgard Europe to expand the Shurgard brand with less capital and, therefore, represents a more efficient use of its capital. Even if Shurgard Europe does not ultimately acquire the properties developed by the joint venture, the development and management fees provide it with a stable source of income. Currently, we employ a joint venture development strategy that is funded approximately 42% through equity and the remainder through debt financing. We have a 20% ownership interest in the related joint ventures. We raise the balance needed through credit facilities collateralized by the properties of the ventures.

The following table summarizes certain information regarding our liquidity and capital resources:

Short-term and long-term liquidity

	As of December 31,
	2005	2004	2003
	(dollars in millions)
Total market capitalization (1)	$4,664	$3,880	$2,881
Debt to total market capitalization (1) (2)	40%	43%	35%
Weighted average interest rate (3)	5.77%	5.25%	5.93%

(1)	Total market capitalization is based on the closing market price at each period end, of the Class A Common Stock, Series C Preferred Stock and the Series D Preferred Stock multiplied by their respective total number of outstanding shares plus total debt.
(2)	Debt includes notes payable, lines of credit and participation rights. The 2005 and 2004 debt includes our European subsidiaries’ debt which results in a higher debt to total market capitalization ratio. In 2003, our unconsolidated European subsidiaries had third party debt totaling $443.2 million.
(3)	Represents weighted average interest rate on our outstanding lines of credit and notes payable.

In 2005, we entered into a three-year unsecured domestic credit agreement, which includes a revolving credit facility with a group of banks to borrow up to $350 million and a $350 million term loan facility that matures in February 2008. These new facilities replaced previously existing facilities that matured in February 2005. We borrowed the entire available $350 million on the term loan facility. The revolving credit facility can be extended for one year at our option for a fee. The credit facility and the term loan require interest payments at LIBOR plus a margin based on the ratings assigned to our senior unsecured long-term debt securities. As of December 31, 2005, our margin was 0.90% on the revolving credit facility and 1.10% on the term loan, which reflect an 0.20% increase in our margins effective since July 2005 following downgrades on credit ratings by Moody’s Investor Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P) and Fitch, Inc. (Fitch). Subsequent to the closing of the new facility, Moody’s announced a downgrade of our senior unsecured long-term debt to Baa3 and in July 2005, S&P and Fitch announced downgrades to BBB-. As of December 31, 2005, the term loan had no additional funds available, and availability under the revolving credit facility was $116.5 million. We can use borrowings under the revolving credit facility for various purposes, including project acquisition and development costs, repayment of debt and other corporate needs.

First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to €272.5 million ($322.7 million as of December 31, 2005). As of December 31, 2005, the available amount under those credit facilities was in aggregate €115.5 million ($136.8 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis and can be limited if the completion of projects is not timely or if we have certain cost overruns. Borrowings under both the First Shurgard and Second Shurgard credit facilities were such that they could only be used to fund property development costs of First Shurgard and Second Shurgard. In January 2006, we amended Second Shurgard’s credit agreement such as to allow for borrowings for up to €21.9 million ($25.9 million as of December 31, 2005)

to be used for acquisition of existing self-storage properties including properties under capital leases. We expect that internally generated cash flows within Shurgard Europe will be sufficient to fund Shurgard Europe’s on-going equity commitments to both First Shurgard and Second Shurgard.

We are continually evaluating sources of capital and believe they are available to meet our liquidity needs without necessitating sales of properties. In addition to our cash and cash equivalents and availability under our credit facility, we have other sources of capital. We may sell operating properties if market conditions warrant in 2006. We may also contribute properties to joint ventures in exchange for interests in and cash distributions from those ventures. We may also sell peripheral and other land parcels. In addition, most of our domestic operating properties are unencumbered by mortgage debt.

Our contractual cash obligations and construction cost commitments are summarized as follows at December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Debt:
Scheduled principal payments	$5,359	$10,224	$5,392	$3,040	$3,170	$8,170	$35,355
Balloon Payments	3,867	54,086	808,650	34,936	7,461	908,706	1,817,706
Interest (1)	102,786	105,070	58,993	50,348	49,972	19,008	386,177
Capital lease obligations	618	630	642	654	604	33,784	36,932
Operating leases	9,509	8,512	7,265	6,584	5,200	143,852	180,922
Construction commitments
Domestic	29,055	—	—	—	—	—	29,055
Shurgard Europe	576	231	231	203	274	—	1,515
First Shurgard	6,604	47	55	64	—	—	6,770
Second Shurgard	14,540	(241)	24	29	5	—	14,357
Commitments to lend	4,129	58	—	—	—	—	4,187
Commitment to purchase minority partners interests	2,000	—	—	—	—	—	2,000
Advisory contract commitments	11,350	—	—	—	—	—	11,350

Total	$190,393	$178,617	$881,252	$95,858	$66,686	$1,113,520	$2,526,326

(1)	Projected interest is based on annual debt maturities and weighted-average interest rates on outstanding debt at the end of each year as well as a LIBOR and EURIBOR at December 31, 2005, of 4.39% and 2.40%, respectively, along with a forward yield curve for following years and the applicable margin to each debt.

On March 6, 2006, we entered into the Merger Agreement with Public Storage. On consummation of the proposed merger, each outstanding share of our common stock will be converted into the right to receive 0.82 of a fully paid and non-assessable share of Public Storage common stock. We also expect to redeem each series of our outstanding preferred stock in accordance with its terms for a combined aggregate of approximately $136.3 million, payable by Public Storage. Public Storage will assume approximately $1.8 billion of our debt.

In connection with our exploration of strategic alternatives and our proposed merger with Public Storage, we entered into engagement letters with our financial advisors. Under these agreements we expensed $12 million in combined minimum fee obligations of which $11.4 million remained unpaid included in other liabilities. As a result of entering into the Merger Agreement with Public Storage, we will incur $12 million of additional financial advisory fees plus out of pocket expenses in 2006. Of the total $23.4 million financial advisory fees payable in 2006, approximately $10.5 million are due during the first quarter of 2006; the balance of $12.9 million will become payable upon consummation of the proposed merger. In addition, related to our exploration of strategic alternatives we incurred $1.8 million in legal fees and expense reimbursements in 2005 and we expect to incur an additional $5.0 million of such fees and expenses in 2006 in connection with our proposed merger with Public Storage.

The following table summarizes our cash flows activity:

	2005	2004	2003
	(in thousands)
Net cash provided by operating activities	$116,152	$122,741	$123,698
Net cash used in investing activities	(282,186)	(187,186)	(408,119)
Net cash provided by financing activities	159,740	99,367	283,123
Effect of exchange rate changes on cash and cash equivalents	(4,205)	3,685	—

(Decrease) increase in cash and cash equivalents	(10,499)	38,607	(1,298)
Cash and cash equivalents at beginning of period	50,277	11,670	12,968

Cash and cash equivalents at end of period	$39,778	$50,277	$11,670

The decrease in cash provided by operating activities in 2005 was attributable primarily to the timing of certain payments. Net cash used by operating activities in Europe amounted to approximately $6.0 million.

Investing

Cash used in investing activities in 2005 included:

•	$66.9 million invested in domestic new development, redevelopments and enhancements of existing storage centers;

•	$100.0 million for development and improvements of new European storage centers;

•	$35.5 million expended for acquisition of domestic storage centers; and

•	$97.8 million for the acquisition of additional interests in Shurgard Europe.

These expenditures were partially offset by $26.3 million of proceeds from the sales of interests in operating storage centers and sale of other real estate assets.

Our developments in Europe were conducted through First Shurgard and Second Shurgard which were financed primarily by borrowings on their credit facilities and by capital contributions by us and our joint venture partners. In June 2005, we acquired the remaining 12.77% ownership interests in Shurgard Europe, which became a wholly-owned subsidiary.

Cash used in investing activities in 2004 included:

•	$62.8 million invested in domestic new development, redevelopments and enhancements of existing storage centers;

•	$31.1 million expended for acquisition of domestic storage centers;

•	$121.4 million for development and improvements of new European storage centers;

•	$14.6 million for acquisitions of European operating storage centers; and

•	$5.3 million for the acquisition of additional interests in Shurgard Europe.

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

Cash used in investing activities in 2003 included:

•	$309.1 million for our acquisition of the majority interest in Shurgard Europe;

•	$84.1 million for domestic new development, redevelopments and enhancements of existing storage centers; and

•	$13.4 million for improvements to our existing domestic storage centers.

Financing

Cash provided by financing activities in 2005 included:

•	$32.0 million from capital contributions received primarily from our partner in First Shurgard and Second Shurgard;

•	$250.0 million proceeds from the new three-year term loan facility;

•	$69.2 million proceeds from First Shurgard and Second Shurgard’s credit facilities; and

•	$9.5 million proceeds from new domestic mortgage notes.

These cash proceeds were partially offset by the following payments:

•	$113.3 million distributions paid on Common and Preferred stock;

•	$63.8 million of net repayments on our domestic revolving line of credit;

•	$15.0 million of payment on interest swaps that matured in February 2005; and

•	$5.5 million repayment on domestic mortgage notes payable.

Cash provided by financing activities in 2004 included:

•	$29.4 million from capital contributions received primarily from partners in First Shurgard and Second Shurgard;

•	$384.0 million proceeds from euro denominated bonds issued in October 2004;

•	$100.0 million proceeds from new one-year term loan facility obtained in April 2004;

•	$34.1 million of net additional draws on our domestic revolving line of credit;

•	$72.0 million proceeds from new domestic mortgage notes; and

•	$101.5 million proceeds from First Shurgard and Second Shurgard’s credit facilities.

Cash provided by financing activities in 2003 included:

•	$178.9 million of net proceeds from the sale of 5.75 million shares of common stock;

•	$197.9 million of proceeds from our issuance of senior unsecured notes; and

•	$39.1 million proceeds from new domestic mortgage notes.

In October 2004, Shurgard Europe completed a €325 million secured bond offering, the proceeds of which it used to repay its credit facility. The bonds are collateralized by 101 storage centers wholly-owned by Shurgard Europe that had a net book value of $579 million as of December 31, 2004 and contain various financial covenants. The notes are due on October 1, 2011. The notes are structured in three tranches, with a weighted average interest rate of 0.51% over EURIBOR. Shurgard Europe has entered into interest rate and currency swap agreements in order to hedge its interest rate exposure and to fix the interest rate through maturity at 4.23%. Additionally, on October 15, 2004, Shurgard Europe obtained a €30 million senior credit facility available in the event of a liquidity shortfall through the legal maturity of the bonds.

Using borrowing under our line of credit, we repaid our 7.5% senior unsecured notes upon their maturity in April 2004 and retired the remaining participation rights liability in December 2004.

These cash proceeds were partially offset by the following payments:

•	$99.3 million distributions paid on our Common and Preferred stock; and

•	$35.8 million repayment of mortgage notes payable.

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

OFF BALANCE SHEET TRANSACTIONS

We had no off balance sheet arrangements as of December 31, 2005.

Item 7A—Qualitative and Quantitative Disclosures about Market Risk

We are exposed to changes in interest rates primarily from our floating rate debt arrangements. We have implemented a policy to protect against interest rate and foreign currency exchange risk. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve these objectives we issue long-term notes payable, primarily at fixed interest rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on existing or future borrowings. Our investment policy prohibits us from entering into any such contract solely to secure profit by speculating on the direction of currency exchange or interest rates if unrelated to capital borrowed lent or invested by us.

We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the United States to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which we have exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, Denmark, Germany and the United Kingdom. Our net investment in these foreign operations at December 31, 2005, was in excess of $425 million, most of which we consider long term and our 2005 net loss from our foreign operations was approximately $30.0 million.

The table below summarizes annual debt maturities and weighted-average interest rates on outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate. The weighted average interest rate was determined based on a LIBOR of 4.39% and 2.42% at December 31, 2005 and 2004, respectively, a EURIBOR of 2.40% and 2.13% at December 31, 2005 and 2004, respectively, a forward yield curve for following years and the applicable margin to each debt:

As of December 31, 2005 (in thousands):

Expected maturity date	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt (1)	$4,710	$53,173	$21,476	$2,900	$3,084	$531,987	$617,330	$648,848
Average interest rate	6.71%	6.61%	6.60%	6.60%	6.61%	5.88%

Variable rate LIBOR debt (2)	$2,384	$4,209	$650,631	$140	$7,547	$—	$664,911	$664,911
Average interest rate	5.67%	5.83%	6.94%	6.98%	7.05%	—

Variable rate EURIBOR debt (3)	$2,132	$6,928	$141,935	$34,936	$—	$384,889	$570,820	$570,820
Average interest rate	3.58%	4.28%	4.23%	3.76%	3.85%	3.94%

Interest rate swaps
Swap on EURIBOR	$(101)	$—	$(3,075)	$(3,541)	$—	$(14,913)	$(21,630)	$(21,630)

As of December 31, 2004 (in thousands):

Expected maturity date	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate debt	$2,964	$7,180	$53,257	$21,570	$2,990	$531,549	$619,510	$667,678
Average interest rate	6.74%	6.72%	6.64%	6.63%	6.63%	6.63%
Variable rate LIBOR debt	$471,946	$—	$585	$—	$—	$—	$472,531	$472,531
Average interest rate	4.25%	6.40%	6.72%	—	—	—
Variable rate EURIBOR debt	$—	$—	$12,977	$118,967	$5,820	$443,299	$581,063	$581,063
Average interest rate	3.28%	3.74%	4.11%	4.06%	4.29%	0.00%
Interest rate swaps
Swaps on LIBOR	$(14,890)	$—	$—	$—	$—	$—	$(14,890)	$(14,890)
Swap on EURIBOR	$—	$(634)	$—	$(3,436)	$(2,808)	$(12,689)	$(19,567)	$(19,567)

(1)	The fair value of our fixed rate debt decreased by $19 million, from $668 million at December 31, 2004, due primarily to an increase in market interest rates.
(2)	Variable rate LIBOR debt increased by $192 million, from $473 million at December 31, 2004. In 2005, we entered into a three-year unsecured credit agreement with a group of banks to borrow up to $350 million and a term loan facility of $350 million. Both have a maturity date of February 2008. We recognized expenses of approximately $500,000 relating to arrangement fees associated with these changes. Downgrades made in 2005 to our senior unsecured debt rating have resulted in an increase of 20 basis points in our interest rate.
(3)	Variable rate EURIBOR debt decreased by $10 million, from $581 million at December 31, 2004, as a result of the appreciation of the U.S. dollar against the euro, which more than offset incremental borrowings of €37.5 million. First Shurgard and Second Shurgard have senor credit agreements denominated in euros to borrow, in aggregate, up to €272.5 million ($322.7 million as of December 31, 2005). As of December 31, 2005, the available amount under those credit facilities was in aggregate €115.5 million ($136.8 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis.

At December 31, 2005, we were party to pay-fixed, receive-variable interest rate swaps designated as cash flow hedges that effectively fix the EURIBOR rate on portions of our expected variable rate debt through 2011. The notional amounts, the weighted average pay rates and the terms of these agreements are summarized as follows (in millions):

	2006	2007	2008	2009	2010	Thereafter
Notional amounts	$648.0	$671.6	$586.5	$467.0	$384.9	$384.9
Weighted average interest rate	4.91%	4.99%	4.83%	4.54%	4.23%	4.23%

At December 31, 2005, we had pay-fixed, receive variable-rate swaps with a notional amount of $531.9 million.

Based on our outstanding variable-rate LIBOR and EURIBOR debt and interest rate swaps at December 31, 2005, a hypothetical increase in these interest rates of 1% would cause our annual interest costs to increase by $6.6 million. All of our EURIBOR debt and notional amounts of interest rate swaps are denominated in euros.

Item 8—Financial Statements and Supplementary Data

Our consolidated financial statements for the year ended December 31, 2005, are set forth beginning on page F-1.

Quarterly results of operations are set forth in Note 21 to our consolidated financial statements that are included beginning at page F-1.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Our management, including the chief executive officer and the chief financial officer, with the participation of our Disclosure Committee, carried out an assessment of the effectiveness of our disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 13a-15(b). Based on that assessment, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria described in Internal Control—Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria). Based on its assessment, management has concluded, as of December 31, 2005, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

We reported in our Management’s Report in Internal Control over Financial Reporting filed on October 13, 2005, that we did not maintain effective internal control over financial reporting as of December 31, 2004, because of the existence of material weaknesses related to our: (1) ineffective control environment; (2) insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training; (3) ineffective period-end financial accounting and reporting processes and controls; (4) ineffective controls over the reconciliation of significant accounts; (5) ineffective controls over the consolidation process; (6) ineffective controls over the authorization and review of manual journal entries and (7) ineffective controls to ensure the validity of certain capital additions.

During 2005, in connection with our remediation plan, we: (i) developed new controls to remediate the material weaknesses identified; (ii) obtained sufficient evidence of the design and operating effectiveness of the new controls and (iii) determined the new controls have been in effect for a sufficient period of time to permit the assessment of their design and operating effectiveness.

Specifically, our remediation efforts completed during the fourth quarter of 2005 were as follows:

•	We hired a Finance Controller in the United States. This person had worked as a contractor with Shurgard for two years previously.

•	We filled four accounting positions. Two of the new hires had prior experience with Shurgard.

•	We provided thorough documentation of accounting conclusions, following a strict review and approval process to ensure compliance with GAAP.

Additionally, during the quarter ended December 31, 2005, we determined the remediated controls discussed above and those previously discussed under Item 9A “Recent Developments Relating to Our Internal Control Over Financial Reporting” in our Annual Report on Form 10-K/A filed on October 13, 2005, were effectively designed and have demonstrated effective operation for a sufficient period of time to enable us to conclude the material weaknesses identified as of December 31, 2004 have been remediated.

Other than the changes described above, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

Our Board of Directors

Our board of directors has nine directors and the following standing committees: (1) Audit; (2) Finance; which is a subcommittee of the Audit Committee; (3) Compensation; (4) Nominating and Corporate Governance; and (5) Technology. The membership of each committee and the function of each of the committees are described below.

Name of Director	Audit		Finance		Compensation		Nominating and Corporate Governance		Technology
David K. Grant
Charles K. Barbo
Anna Karin Andrews							X		X	*
Howard P. Behar					X	*	X
Jerry L. Calhoun	X		X		X		X
Richard P. Fox	X	*	X	*	X				X
Raymond A. Johnson					X		X
W. Thomas Porter	X		X				X	*	X
Gary E. Pruitt	X		X		X		X

*	Chair

David K. Grant (age 52) was appointed to our board of directors effective December 3, 2004. Mr. Grant joined Shurgard Incorporated in November 1985 as Director of Real Estate Investment and Development. In 1993, he became the Company’s Executive Vice President. In January 1996, Mr. Grant became President of Shurgard Europe and moved to Brussels, Belgium. During this time, he also continued to serve as an Executive Vice President of Shurgard Incorporated. In August 2003 he returned to the United States at which time he was promoted to the role of President and Chief Operating Officer of Shurgard Storage Centers. He also served as Interim Chief Financial Officer from January 2004 until September 2004. In May 2005, Mr. Grant was named as Chief Executive Officer (CEO) designate by the Board of Directors and as of January 1, 2006, holds the positions of both President and CEO. Mr. Grant has a Bachelor of Arts degree in Business Administration and a Bachelor of Science degree in Accounting, both from Washington State University.

Charles K. Barbo (age 64) has been involved as a principal in the real estate investment industry since 1969. Mr. Barbo is one of the co-founders of Shurgard Incorporated, which was organized in 1972 to provide property management services for self-storage facilities and other real estate and commercial ventures. Prior to the merger of our former management company, Shurgard Incorporated, with and into Shurgard in 1995, he served as Chairman of the Board and President of Shurgard Incorporated. On the closing of the merger with Shurgard Incorporated, he was named Chairman of the Board, President, and Chief Executive Officer of Shurgard. At the end of 2005, Mr. Barbo retired from day-to-day operations as Chief Executive Officer. He is currently involved in strategic planning issues, providing support of the Company’s mission and values and continues as Chairman of the Board. Mr. Barbo is a graduate of the Owner/President Management Program of Harvard Business School and has a Bachelor of Arts degree in history from the University of Washington. He is an alumnus of the Young Presidents’ Organization.

Anna Karin “Annika” Andrews (age 35) has served on the board of directors since August 2002. Ms. Andrews is Vice President, Business Development with Northwest Hospital in Seattle, Washington. Prior to her current position, Ms. Andrews served as Chief Information Officer from 1999 to 2001 and served in various other technology and project management capacities with Northwest Hospital. Ms. Andrews received her B.A. in Economics from Princeton University.

Howard P. Behar (age 61) was appointed to the board of directors in December 2002 and began his term in January 2003. Mr. Behar has been a director of Starbucks Coffee Company (NASDAQ: SBUX), a retail coffee company, since January 1996. Mr. Behar served as President of Starbucks Coffee International, Inc. from June 1994 until his retirement in late 1999. He rejoined Starbucks in September 2001 as President, North American Operations and retired from that position in late 2002. Mr. Behar also served as the Executive Vice President, Sales and Operations from February 1993 to June 1994 and held various other senior operations and management positions with that company beginning in 1989. Mr. Behar has been a director of Gap, Inc. (NYSE: GPS) since 2003, where he is a member of the Compensation and Management Development Committee and the Governance, Nominating and Social Responsibility Committee.

Jerry L. Calhoun (age 62) was appointed to our board of directors on August 11, 2005. Mr. Calhoun is the Vice President, Human Resources for Boeing’s Commercial Airplanes Group and has more than 38 years of human resources and labor relations experience. Mr. Calhoun has worked for The Boeing Company (NYSE:BA) for a total of 35 years, interrupted only by service as a Deputy Assistant Secretary of Defense from 1981-83 and Chairman of the Federal Labor Relations Authority (FLRA) from 1985-89. Mr. Calhoun received his B.A. from Seattle University and his MBA from the University of Washington and also attended Arizona State University School of Law. Mr. Calhoun serves as a Director of the Labor Relations Research Assoc., Boston, Mass., the Intiman Theater, Seattle, Washington, and the Council on Labor Law Equality, Washington DC.

Richard P. Fox (age 58) was appointed to the board of directors in January 2004. Since October 2001, Mr. Fox has provided consulting services to entrepreneurs and the financial services industry. From April 2000 to September 2001, he was an officer of CyberSafe, an Information Technology security company, serving as President and Chief Operating Officer. Mr. Fox spent 28 years with Ernst & Young, last serving as managing partner of the Seattle office. He has a BBA from Ohio University and an MBA from the Fuqua School of Business, Duke University, and is a Certified Public Accountant in Washington State. He also serves as Treasurer and is a member of the Board of Trustees of the Seattle Foundation, on the Board of Visitors of the Fuqua School of Business, Duke University, and on the board of directors of Premera Blue Cross, a managed healthcare company; aQuantive (NASDAQ: AQNT), an Internet marketing company; Flow International (NASDAQ: FLOW), a machine tool manufacturer; and QuatRx Pharmaceutical, which has filed an S-1 for an Initial Public Offering (IPO).

Raymond A. Johnson (age 64) has served as a director since September 1997. He retired from Nordstrom, Inc. (NYSE: JWN) as its Co-Chairman and a member of its board of directors in 1996. In June 2002, Mr. Johnson returned to Nordstrom, Inc. to head that company’s catalog and Internet division. He is currently a principal in RAJ LLC, a consulting firm whose primary client is Nordstrom, Inc. Prior to his retirement from Nordstrom, Inc., Mr. Johnson was its Co-President and held a variety of other executive and managerial positions at Nordstrom, Inc. in Washington and California, dating back to 1969. He attended Western Washington University.

W. Thomas Porter (age 72) has served as a director since March 1999. He retired as an Executive Vice President and member of the senior management committee of Seafirst Bank in March 1999, after 15 years in numerous leadership positions with Rainier Bank, Security Pacific Bank and Seafirst Bank (a unit of Bank of America). Prior to his career in banking, for 15 years he was with Touche Ross & Co. in New York and Seattle and was National Partner for Professional Development and Planning. He also was the National Partner in charge of Executive Financial Counseling. He was a Professor of Management Control at the University of Washington for nine years and for one year at the North Europe Management Institute in Oslo, Norway. Mr. Porter has a Bachelor of Science degree from Rutgers University, a Master of Business Administration degree from the University of Washington and a Doctor of Philosophy degree from Columbia University. Mr. Porter is a director of Coldstream Holdings, Inc., a registered investment company.

Gary E. Pruitt (age 56) was appointed to the board of directors effective February 3, 2005. Mr. Pruitt is the chief executive officer of Univar N.V., a chemical distribution company based in Bellevue, Washington with distribution centers in the United States, Canada and Europe. Mr. Pruitt joined Univar in 1978 and held a variety of senior management positions until his appointment as chairman and chief executive officer in 2002. Mr. Pruitt was a certified public accountant prior to joining Univar. Mr. Pruitt has a Bachelor’s degree from Gonzaga University.

In light of the adoption of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and related regulations issued by the Securities and Exchange Commission (SEC) and corporate governance standards adopted by the NYSE, the board of directors has examined the functions of the various committees, adopted new or revised charters as appropriate, reviewed our corporate governance guidelines and our code of business conduct for employees and management and directed revisions and enhancements to those documents where necessary. In addition, the board of directors has reviewed the qualifications of our audit committee members and has determined that W. Thomas Porter and Richard P. Fox each meet the definition of an “audit committee financial expert” under the SEC rules.

Our board of directors is committed to conducting its business using the highest principles and practices of corporate governance and stewardship. Our board of directors has codified those principles into a formally adopted set of corporate governance guidelines and has adopted a code of ethics that applies to our Chief Executive Officer, chief financial officer, chief accounting officer, controller and persons performing similar functions. Our corporate governance guidelines, codes of business conduct and ethics, director independence criteria, committee charters and other documents setting forth our corporate governance practices can be accessed in the “Corporate Governance” section of our web site at http://investorrelations.shurgard.com or by writing to our Investor Relations department at our address. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the code of ethics with respect to the persons identified above by posting such information on our web site.

Our Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2005:

Name	Age	Positions and Offices with Shurgard
David K. Grant	52	President and Chief Executive Officer
Harrell L. Beck	49	Executive Vice President, Chief Investment Officer and Treasurer
Devasis Ghose	52	Executive Vice President and Chief Financial Officer
Jane A. Orenstein	50	Vice President, General Counsel and Corporate Secretary
Steven K. Tyler	53	Senior Vice President, Retail Services

Biographical information regarding Mr. Grant is included above under Our Board of Directors.

Harrell L. Beck joined Shurgard Incorporated in April 1986 and has held a number of positions since joining Shurgard, including President, Senior Vice President, Chief Financial Officer, Treasurer and Eastern Regional Vice President. Mr. Beck was appointed Executive Vice President and Chief Investment Officer in February 2004. Mr. Beck also served as a director from July 1993 through December 2004. Prior to joining Shurgard Incorporated, Mr. Beck was a manager with Touche Ross & Co., a public accounting firm, where he was employed for approximately six years, during which time he provided services primarily to clients in the real estate and aerospace industries. Mr. Beck has a Bachelor of Arts degree in Business Administration from Washington State University.

Devasis Ghose joined Shurgard in June 2004 and was appointed Executive Vice President and Chief Financial Officer in September 2004. Prior to joining Shurgard, Mr. Ghose served approximately one year as a financial service partner with Tatum Partners. For more than 16 years between 1986 and 2003, Mr. Ghose, was part of the leadership group of Health Care Property Investors, a public REIT listed on the New York Stock Exchange (NYSE: HCP). At HCP, Mr. Ghose served in a number of senior financial capacities, including as

Senior Vice President, Finance and Treasurer and as Vice President and Controller. Prior to HCP, he was with Price Waterhouse in the United States and KPMG in the United Kingdom. Mr. Ghose has a Bachelor of Science degree in Physics from the University of Delhi and received his MBA from the University of California, Los Angeles. In addition to being a Certified Public Accountant, he is a Fellow of the Institute of Chartered Accountants in England and Wales.

Jane A. Orenstein joined Shurgard in 1999 and served as an Assistant General Counsel until she was named Vice President, General Counsel and Corporate Secretary in December 2004. Prior to working at Shurgard, Ms. Orenstein served four years as Assistant General Counsel for Smart & Final Inc. (NYSE: SMF), a retail store operator based in Commerce, California. Ms. Orenstein has over twenty years experience as a corporate and government lawyer. Ms. Orenstein received her law degree from the University of Southern California Law Center and her Bachelor of Arts degree in history from the University of California, Los Angeles.

Steven K. Tyler has served as Senior Vice President of Retail Services since August 2003, overseeing marketing, sales center and human resources activities. He also interfaces with field leadership regarding business plan implementation. He was Senior Vice President in charge of sales, marketing and domestic operations from November 2000 to August 2003. Mr. Tyler joined Shurgard Incorporated in May of 1996 as Regional Vice President of Midwest and East Coast markets. Prior to joining Shurgard, he was a Regional Operations Manager with Victoria’s Secret (a division of Limited Brands Inc.) and Casual Corner (a division of U.S. Shoe Corp.) and a District Operating Manager with Gap, Inc. and Sears (a division of Sears Holdings Corp.). He has a Bachelor of Arts degree in Business Administration from the University of Minnesota-Duluth.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Shurgard’s officers and directors, and persons who own more than 10% of a registered class of Shurgard’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Shurgard with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it or on written representations from certain reporting persons required for those persons, Shurgard believes that during the 2005 fiscal year, all filing requirements applicable to its officers and directors were substantially complied with by such persons, with the exception of one late Form 4 filing for Mr. Barbo, which was filed late due to a clerical error.

Item 11—Executive Compensation

The following table sets forth the compensation that we paid for services rendered during the fiscal years ended December 31, 2005, 2004 and 2003, to Mr. Barbo, our chief executive officer until the end of 2005, and to our four other most highly compensated executive officers at the end of 2005:

	YEAR	ANNUAL COMPENSATION						LONG-TERM COMPENSATION AWARDS			ALL OTHER COMPEN- SATION ($)
NAME AND PRINCIPAL POSITION		SALARY(a) ($)		BONUS(b) ($)		OTHER ANNUAL COMPEN- SATION ($)		RESTRICTED STOCK AWARDS(c) ($)		SHARES UNDERLYING OPTIONS/ STOCK OPTION AWARDS (#)
Charles K. Barbo Chairman of the Board and former Chief Executive Officer	2005 2004 2003	350,000 363,462 350,000		91,875 102,813 136,140		12,613 -0- -0-	(f)	391,274 417,264 382,279	(k)	39,643 75,330 76,091	28,378 4,436 4,590	(p)

David K. Grant President and Chief Executive Officer	2005 2004 2003	425,000 363,462 325,000		111,562 132,519 86,250	(d)	-0- -0- 1,308	(g)	423,707 365,127 2,467,086	(l)	42,926 65,913 77,228	44,470 18,455 38,196	(q) (r)

Harrell L. Beck Executive Vice President, Chief Investment Officer and Treasurer	2005 2004 2003	265,000 259,615 220,000		94,738 89,376 86,300		3,802 1,196 -0-	(h) (i)	153,335 156,495 143,594	(m)	15,535 28,249 28,586	29,905 26,674 57,135	(s) (t)

Devasis Ghose Executive Vice President and Chief Financial Officer	2005 2004 2003	265,000 144,231 -0-	(e)	134,738 55,168 -0-	(e)	116,425 -0- -0-	(j)	139,370 186,273 -0-	(n)	14,123 37,024 -0-	14,078 769 -0-	(u)

Steven K. Tyler Senior Vice President, Operations	2005 2004 2003	245,000 244,039 235,000		57,808 85,000 93,300		-0- -0- -0-		83,853 119,970 120,132	(o)	8,499 21,657 23,910	13,740 14,547 12,465	(v)

(a)	Our payroll is processed biweekly and paid on alternating Fridays. In most years, this results in 26 pay periods; however, in 2004, there were 27 pay periods. Accordingly, actual salaries paid to all of our employees in 2004 were 1/26th or approximately 3.9% higher than their base salaries.
(b)	Represents bonus awards earned during the identified year pursuant to the terms of incentive compensation, discretionary bonus and profit-sharing arrangements. The board of directors approved these amounts in March 2006. The 2005 bonus amount listed for Mr. Ghose also includes $40,000 paid to him pursuant to the Shurgard Sarbanes-Oxley Section 404 Compliance Bonus Program.
(c)	The listed dollar values of restricted shares shown in the table for the 2005 grants are based on the per share closing price of our common stock on the date of grant (December 12, 2005) of $57.71. The listed dollar values of restricted shares shown in the table for the 2004 grants are based on the per share closing price of our common stock on the date of grant (December 3, 2004) of $42.77. The listed dollar values of restricted shares shown in the table for the 2003 grants are based on the per share closing price of our common stock on the date of grant (December 17, 2003) of $37.60, except with respect to Mr. Grant, who also received a grant of 2,090 shares on July 24, 2003, on which date the per share closing price of our common stock was $33.30.
(d)	Includes a bonus payment of $48,000 paid to Mr. Grant for services rendered in 2003 but reported as $60,000 in our proxy statements related to our 2004 and 2005 annual shareholders’ meetings based on estimates available at that time.
(e)	Mr. Ghose joined Shurgard in June 2004. Accordingly, these amounts represent salary and prorated bonus paid to Mr. Ghose for approximately seven months of service.
(f)	Represents a tax reimbursement payment.
(g)	Represents a tax reimbursement payment made in 2006 related to foreign allowances paid to him in 2003 and valued at less than $10,000.
(h)	Represents a tax reimbursement payment.
(i)	Represents a tax reimbursement payment that was paid in December 2004 but inadvertently omitted from the amounts reported in our proxy statement related to our 2005 annual shareholders’ meeting.
(j)	Includes $64,295 paid for housing and travel and a tax reimbursement payment of $52,130.
(k)	As of December 31, 2005, Mr. Barbo held 67,034 restricted shares with an aggregate 2005 fiscal year end value of $3,801,498 based on the per share closing price of our common stock on that date of $56.71.
(l)	As of December 31, 2005, Mr. Grant held 81,732 restricted shares with an aggregate 2005 fiscal year end value of $4,635,022 based on the per share closing price of our common stock on that date of $56.71.

(m)	As of December 31, 2005, Mr. Beck held 23,427 restricted shares with an aggregate 2005 fiscal year end value of $1,328,545 based on the per share closing price of our common stock on that date of $56.71.
(n)	As of December 31, 2005, Mr. Ghose held 6,940 restricted shares with an aggregate 2005 fiscal year end value of $393,567 based on the per share closing price of our common stock on that date of $56.71.
(o)	As of December 31, 2005, Mr. Tyler held 18,453 restricted shares with an aggregate 2005 fiscal year end value of $1,046,470 based on the per share closing price of our common stock on that date of $56.71.
(p)	Represents $4,378 contributed by us under our Employee Retirement Savings Profit-Sharing Plan (the ESOP) and a gift valued at $24,000 in recognition of Mr. Barbo’s 30 years of service to Shurgard.
(q)	Represents $4,378 contributed by us under the ESOP, $5,008 of employer-matching contributions under our Employee Retirement Savings 401(k) Plan (the 401(k) Plan), a gift valued at up to $25,000 in recognition of Mr. Grant’s 20 years of service to Shurgard and a payment of approximately $10,083 relating to interests in cash distributions from certain partnerships.
(r)	Includes a payment of $2,222 relating to interests in cash distributions from certain partnerships earned in 2004 but paid after the printing of the proxy statement related to our 2005 annual meeting of shareholders and therefore not previously reported.
(s)	Represents $4,378 contributed by us under the ESOP, $4,614 of employer-matching contributions under the 401(k) Plan, $7,301 of payments toward annual insurance premiums for an executive disability plan, a payment of $6,351 towards a gift in recognition of Mr. Beck’s 15 years of service to Shurgard and a payment of $7,260 relating to interests in cash distributions from certain partnerships.
(t)	Includes an initial payment of $3,325 towards Mr. Beck’s 15-year service gift and a payment of $1,600 relating to interests in cash distributions from certain partnerships earned in 2004 but paid after the printing of the proxy statement related to our 2005 annual meeting of shareholders and therefore not previously reported.
(u)	Represents $4,378 contributed by us under the ESOP, $4,615 of employer-matching contributions under the 401(k) Plan and $5,084 of payments toward annual insurance premiums for an executive disability plan.
(v)	Represents $4,378 contributed by us under the ESOP, $4,614 of employer-matching contributions under the 401(k) Plan and $4,747 of payments toward annual insurance premiums for an executive disability plan.

Option Grants in Last Fiscal Year

The following table sets forth certain information regarding options to purchase shares of common stock that we granted during the fiscal year ended December 31, 2005 to our executive officers for whom we are reporting compensation information:

NAME	NUMBER OF SHARES UNDERLYING OPTIONS GRANTED (1)	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR (2)	EXERCISE PRICE ($/SHARE) (3)	EXPIRATION DATE	GRANT DATE PRESENT VALUE ($) (4)
Charles K. Barbo	39,643	9.1%	57.71	12/12/2015	365,905
David K. Grant	42,926	9.8%	57.71	12/12/2015	396,207
Harrell L. Beck	15,535	3.6%	57.71	12/12/2015	143,388
Devasis Ghose	14,123	3.2%	57.71	12/12/2015	130,355
Steven K. Tyler	8,499	1.9%	57.71	12/12/2015	78,446

(1)	Unless otherwise noted, the options vest in annual installments of 33.33% commencing on the first anniversary of the date of grant. In the event of certain business combinations, including but not limited to, the proposed merger agreement with Public Storage, the vesting of outstanding options will be accelerated. All grants were made under the 2004 Plan. (See “Long-Term Incentives” below.)
(2)	Based on options to purchase a total of 436,708 shares of common stock granted to employees during fiscal year 2005.
(3)	Exercise price is equal to the fair market value of our common stock on the date of grant.
(4)	The projected fair value of options granted during 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 3.88%; expected volatility of 20%; risk free interest rate of 4.50%; and expected life of 5.5. The fair value of options at date of grant was $9.23 for options granted in 2005. We do not necessarily advocate or agree that the Black-Scholes method can properly determine the value of a stock option.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth certain information regarding options exercised during the last fiscal year and the value of unexercised options held as of December 31, 2005, for each of our executive officers for whom we are reporting compensation information.

	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($) (1)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FISCAL YEAR-END (#)		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FISCAL YEAR-END($) (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles K. Barbo	-0-	N/A	873,922	121,503	$25,655,206	$1,272,255
David K. Grant	-0-	N/A	67,965	118,102	$1,278,558	$1,213,509
Harrell L. Beck	-0-	N/A	321,277	46,249	$9,865,354	$477,413
Devasis Ghose	-0-	N/A	10,380	40,767	$166,813	$415,643
Steven K. Tyler	-0-	N/A	51,688	32,711	$1,170,076	$378,720

(1)	The value realized is the difference between the fair market value (closing price of our common stock) of the underlying common stock at the time of exercise and the exercise price.
(2)	This amount is the aggregate number of outstanding options with exercise prices below $56.71 (per share closing price of common stock on December 31, 2005), multiplied by the difference between $56.71 and the exercise price of those options. There is no guarantee that, if and when these options are exercised, they will have this value.

Director Compensation

The Compensation Committee retains a nationally recognized independent compensation consultant from time to time to assess the level of compensation of the non-employee directors as compared to their peers on other REIT and similarly sized company boards. In addition, the consultant reports to the Compensation Committee regarding trends in non-employee director compensation among public companies of similar size in light of general industry practices, Sarbanes-Oxley, compensation philosophy and best practices. The consultant made recommendations to the Compensation Committee concerning the amount of cash compensation, the use of stock options and restricted stock grants and establishment of stock ownership guidelines for non-employee directors. See “Report of Compensation Committee on Executive Compensation” below.

Fees.    Directors who are our employees are not paid any fees for their services as directors. Non-employee directors were paid an annual retainer in 2005 of $20,000 for serving on the board of directors, $1,500 annually for each committee on which they served, $1,200 for each committee or board meeting attended and $4,000 for each chair appointment, with the exception of the chair of the Audit Committee who received $10,000. In addition, the board of directors approved an additional payment of $10,000 to Mr. Porter for his services as lead director from May 2005 though May 2006. We reimburse each non-employee director for travel expenses incurred in connection with activities on our behalf.

Options and Restricted Stock.    On December 12, 2005, the board of directors granted options for 6,000 shares to each of Messrs. Behar, Calhoun, Johnson, Fox, Porter and Smith and Ms. Andrews exercisable at fair market value on the date of grant ($57.71 per share) under our 2000 Long-Term Incentive Plan, as amended (2000 Plan) or the 2004 Long-Term Incentive Compensation Plan (2004 Plan), if there are no shares remaining in the 2000 Plan. These options vest on the day of Shurgard’s 2007 annual meeting of shareholders, or earlier in accordance with the merger agreement. On December 12, 2005, the board of directors granted under the 2000 Plan, or the 2004 Plan if there are no shares remaining in the 2000 Plan, to each of these directors 800 shares of restricted stock with a market value of $57.71 per share based on the closing price of the date of grant. The restrictions lapse on the day of Shurgard’s 2007 annual meeting of shareholders, or earlier in accordance with the merger agreement.

Stock Ownership Guidelines.    At its January 2004 meeting, the Compensation Committee adopted stock ownership guidelines for directors. These guidelines require directors to accumulate shares of our stock equal in value to three times their annual cash retainer over a period of three years.

Employment Agreements; Change in Control Arrangements

1995 Plan.    In the event of a sale, lease, exchange or other transfer of all or substantially all of our assets, a liquidation or dissolution, certain mergers or consolidations, including the proposed merger with Public Storage, outstanding options, stock appreciation rights and restricted stock under the 1995 Plan will become fully exercisable, subject to certain exceptions. In addition, the Compensation Committee may take such further action as it deems necessary or advisable, and fair to participants, with respect to outstanding awards under the 1995 Incentive Plan.

2000 Plan.    In the event of a sale of substantially all of our assets or a liquidation, certain mergers or consolidations, including the proposed merger with Public Storage, each option, stock appreciation right or stock award that is at the time outstanding will automatically accelerate so that each such award shall, immediately prior to such corporate transaction, become 100% vested, except that such award will not so accelerate if, and to the extent: (i) such award is, in connection with the corporate transaction, either to be assumed by the successor corporation or parent thereof or to be replaced with a comparable award for the purchase of shares of the capital stock of the successor corporation or its parent corporation or (ii) such award is to be replaced with a cash incentive program of the successor corporation that preserves the spread existing at the time of the corporate transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to such award. Any such awards that are assumed or replaced in the corporate transaction and do not otherwise accelerate at that time shall be accelerated in the event the holder’s employment or services should subsequently terminate within two years following such corporate transaction, unless we terminate such employment or services for cause or the holder voluntarily terminates his or her employment or services without good reason.

2004 Plan.    In the event of a sale of substantially all of our assets or a liquidation, certain mergers or consolidations, including the proposed merger with Public Storage, each option or stock award that is at the time outstanding will automatically accelerate so that each such award shall, immediately prior to such corporate transaction, become 100% vested, except that such award will not so accelerate if, and to the extent: (i) such award is, in connection with the corporate transaction, either to be assumed by the successor corporation or parent thereof or to be replaced with a comparable award for the purchase of shares of the capital stock of the successor corporation or its parent corporation or (ii) such award is to be replaced with a cash incentive program of the successor corporation that preserves the spread existing at the time of the corporate transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to such award. Any such awards that are assumed or replaced in the corporate transaction and do not otherwise accelerate at that time shall be accelerated in the event the holder’s employment or services should subsequently terminate within two years following such corporate transaction, unless we terminate such employment or services for cause or the holder voluntarily terminates his or her employment or services without good reason.

Senior Management Employment upon Business Combination Agreements.    We have entered into an agreement with each of our executive officers that provides for payments in the event that the officer’s employment is terminated by us other than for cause, or by the employee for good reason, within two years after certain business combination transactions, including, but not limited to, the proposed merger with Public Storage. In the event of such a termination, the officer would be entitled to payment of two and one-half times his or her annual salary plus his or her bonus. In addition, in the event the payments made under one of these agreements are subject to certain taxation, the officer would be entitled to additional payments necessary to reimburse him or her for such additional tax payment.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is now, and was for all of 2005, composed entirely of outside directors, including Messrs. Behar (Chair), Calhoun, Fox, Johnson and Pruitt. Compensation Committee members do not have any professional, familial or financial relationship with our current or former chief executive officer or our other executive officers that would require separate disclosure in our SEC filings, other than their directorship.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 8, 2006, certain information with respect to the beneficial ownership of common stock by each director, our five most highly compensated executive officers, including our chief executive officer, and our directors and executive officers as a group. It also sets forth, as of the dates noted, certain information with respect to shareholders who beneficially own more than 5% of the shares of our common stock. Based on the information furnished by such owners, and except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to such common stock:

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS
Cohen & Steers, Inc. 757 Third Avenue New York, NY 10017	Common Stock	3,483,472	(a)	7.4%
Morgan Stanley 1585 Broadway New York, NY 10036	Common Stock	3,184,620	(b)	6.8%
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	Common Stock	2,363,280	(c)	5.0%
Charles K. Barbo	Common Stock	2,090,864	(d)	4.4%
David K. Grant	Common Stock	246,817	(e)	*
Harrell L. Beck	Common Stock	386,129	(f)	*
Devasis Ghose	Common Stock	17,320	(g)	*
Steven K. Tyler	Common Stock	106,930	(h)	*
Anna K. Andrews	Common Stock	35,167	(i)	*
Howard P. Behar	Common Stock	26,400	(j)	*
Jerry L. Calhoun	Common Stock	1,900		*
Richard P. Fox	Common Stock	18,300	(k)	*
Raymond A. Johnson	Common Stock	56,250	(l)	*
W. Thomas Porter	Common Stock	56,177	(m)	*
Gary E. Pruitt	Common Stock	4,100	(n)	*
All directors and executive officers as a group (13 persons)	Common Stock	3,057,252	(o)	6.5%

*	Less than 1%.
(1)	Unless otherwise indicated, the address for each of the shareholders in the table above is c/o Shurgard Storage Centers, Inc., 1155 Valley Street, Suite 400, Seattle, Washington 98109.
(a)

All information with respect to Cohen & Steers, Inc. is based solely on Schedule 13G dated February 13, 2006, filed by Cohen & Steers, Inc. Cohen & Steers, Inc. has sole voting power over 3,043,446 shares (approximately 6.5% of the total outstanding shares), sole dispositive power over 3,464,946 shares (approximately 7.4% of the total outstanding shares) and shared voting power and shared dispositive power over 18,526 shares (less than 1% of the total outstanding shares). Cohen & Steers Capital Management Inc., a wholly-owned subsidiary of Cohen & Steers, Inc., beneficially owns 3,464,946 shares. Of these shares, Cohen & Steers Capital Management, Inc. has sole voting power over 3,043,446 shares and sole dispositive power over all of the shares. Houlihan Rovers SA, in which Cohen & Steers, Inc. holds a 50% ownership interest, has sole voting power and sole dispositive power over the 18,526 shares.

(b)	All information with respect to Morgan Stanley is based solely on Schedule 13G dated February 15, 2006, filed by Morgan Stanley. Morgan Stanley has sole voting power and sole dispositive power over 2,337,243 shares (approximately 5.0% of the total outstanding shares) and shared voting power and shared dispositive power over 1,020 shares (less than 1% of the total outstanding shares). Morgan Stanley Investment Management Inc., a wholly-owned subsidiary of Morgan Stanley, beneficially owns 2,946,630 shares (6.3% of the total outstanding shares). Of these shares, Morgan Stanley Investment Management, Inc. has sole voting power and sole dispositive power over 2,162,050 shares (4.6% of the total outstanding shares) that are owned by accounts that it manages on a discretionary basis.
(c)	All information with respect to The Vanguard Group, Inc. is based solely on Schedule 13G dated February 13, 2006, filed by The Vanguard Group, Inc. The Vanguard Group, Inc. has sole voting power over 15,302 shares (less than 1% of the total outstanding shares) and sole dispositive power over 2,363,280 shares (approximately 5.0% of the total outstanding shares).
(d)	Includes 873,922 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days, 11,172 shares held for Mr. Barbo’s individual account under the Employee Stock Ownership portion of our Employee Retirement Savings Plan and Trust (ESOP), 2,000 shares held by trusts of which Mr. Barbo is a trustee and 410 shares owned by a corporation controlled by Mr. Barbo.
(e)	Includes 67,965 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days, 200 shares held directly by Mr. Grant’s child and 8,956 shares held for Mr. Grant’s individual account under the ESOP.
(f)	Includes 321,277 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days and 8,273 shares held for Mr. Beck’s individual account under the ESOP.
(g)	Includes 10,380 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.
(h)	Includes 51,688 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days and 1,784 shares held for Mr. Tyler’s individual account under the ESOP.
(i)	Includes 29,000 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.
(j)	Includes 22,000 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.
(k)	Includes 16,000 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.
(l)	Includes 50,500 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.
(m)	Includes 44,000 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.
(n)	Includes 2,500 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.
(o)	Includes an aggregate of 1,469,744 shares issuable on exercise of stock options currently exercisable or exercisable within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of December 31, 2005, regarding outstanding options and shares available for issuance under the Company’s existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (2)
Equity compensation plans approved by security holders (1)	2,817,587	$35.11	559,662

(1)	Represents options outstanding under the 1995 Long-Term Incentive Plan (1995 Plan), the 2000 Plan, the 2004 Plan approved by the shareholders on June 29, 2004 and the Amended and Restated Stock Incentive Plan for Nonemployee Directors.
(2)	Represents shares remaining available for future issuance under the 2004 Plan (3,126,209) the 2000 Plan (19,862), and the 1996 Employee Stock Purchase Plan (231,178). Both the 2000 Plan and the 2004 Plan provide for the grant of restricted stock, performance awards, other stock-based awards (such as restricted stock units) and dividend equivalent rights, in addition to stock options.

Item 13—Certain Relationships and Related Transactions

Charles K. Barbo, our chief executive officer until January 1, 2006 and chairman of our board of directors, indirectly owns a 0.5% ownership interest in a limited partnership known as Shurgard Institutional Fund L.P., a consolidated subsidiary of Shurgard. Shurgard owns a 99% interest in this entity.

Recom SNC (Recom) a consolidated subsidiary as of June 28, 2003, made a subordinated loan to Shurgard Europe in 1999. In September 2003, Recom and other Shurgard Europe warrant holders exercised their warrants to purchase additional equity interests in Shurgard Europe. The majority of the warrants were held by Recom who upon exercise, exchanged $139.6 million of the subordinated loan payable, an amount equal to the exercise price of the warrants. Cash proceeds from the exercise of the remaining warrants and other borrowings by Shurgard Europe were used to repay the remaining $7.5 million balance of the subordinated loan payable.

On July 8, 2003, we loaned €1.9 million ($2.2 million based on exchange rates as of July 8, 2003, which rates were applied in all the amounts listed below) to E-Parco, a Belgian company which was owned by certain employees of Shurgard Europe. E-Parco had an indirect ownership interest in Shurgard Europe through Recom, a Belgian company and Shurgard subsidiary. The proceeds of this loan were used by E-Parco to repurchase its shares from Mr. Grant, an officer of the Company, and certain other former employees of Shurgard Europe. Mr. Grant received €1.2 million ($1.4 million as of July 2, 2003) for his shares and €0.7 million ($0.8 million as of July 2, 2003) was paid to the other former employees. The purchase price for the E-Parco shares was based on recent third party sales transactions for interests in Shurgard Europe. As partial consideration for the loan, E-Parco granted Shurgard an option to purchase its 377 Recom shares for €4.3 million ($5.3 million on July, 2 2004) plus forgiveness of the loan including accrued interest. We exercised the option on June 1, 2004, and closed the purchase of E-Parco shares on July 2, 2004. Since July 2, 2004, we have been the sole shareholder of Recom.

On June 30, 2003, we issued $20 million in Shurgard Common Stock in exchange for notes receivable from Minnesota Mini-Storage shareholders. The shares were initially recorded as a reduction of shareholders’ equity, that secured $20 million in mortgage debt assumed in the purchase of Minnesota Mini-Storage (see Note 4). The notes from shareholders were collateralized by a pledge of the shareholders’ Shurgard common stock and were paid in full in October 2003 and the $20 million was reclassified to shareholders’ equity.

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

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three-year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe. Pursuant to the subscription agreement, Shurgard Europe had the ability to issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $55 million with an additional $20 million that can be drawn by First Shurgard only in a potential event of a default on the five year debt facility between First Shurgard and a group of commercial banks. In February 2005, as part of a renegotiation of the covenants on the First Shurgard credit facility, an additional €5 million of subordinated bonds and a €2.5 million subordinated working capital facility was made available to First Shurgard. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. Any bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at any time prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement with Shurgard Europe entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $20 million entitles us to a commitment fee of 2% of the $20 million. Prior to the consolidation of Shurgard Europe, these fees were recognized in income using the effective interest method over the extended term of the bonds. As of December 31, 2003, $55.3 million of U.S. dollar denominated bonds had been issued to us under this commitment including $6.0 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The income and fees related to the bonds are included in our consolidated statement of operations in interest income other, net for the period ended December 31, 2003. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in interest income and other and therefore the impact of interest is eliminated in the consolidated statements of operations as of December 31, 2003.

Item 14—Principal Accountant Fees and Services

The following table shows the fees to our principal accountant paid to or accrued by us for the audit and other services:

	2005	2004
	(in thousands)
Audit Fees (1)	$4,306	$6,189
Tax Fees (2)	710	764
All Other Fees (3)	—	30

Total	$5,016	$6,983

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, including the audit of the effectiveness of, and assessment of, our internal control over financial reporting. Of the amount reported in 2004, $1.3 million relates to the completion of the audit of internal control over financial reporting for our 2004 consolidated financial statements during 2005.
(2)	For fiscal 2004 and 2005, tax fees principally included fees for tax compliance and tax advice.
(3)	All other fees principally include fees incurred for legal and operational risk assessment services.

Audit Committee Pre-Approval Policy.    The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent auditor. The policy is designed to ensure that the provision of these services does not impair the auditor’s independence. Under the policy, any services provided by the independent auditor, including audit, audit-related, tax and other services, must be specifically pre-approved by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent auditor to management. For 2005, all material non-audit services were pre-approved.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(1) Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS—Shurgard Storage Centers, Inc.

NON CONSOLIDATED SIGNIFICANT SUBSIDIARY FINANCIAL STATEMENTS—Shurgard Self Storage SCA

(2) Schedules

Schedule III—Real Estate and Accumulated Depreciation for the years ended December 31, 2005, 2004 and 2003 has been included as noted above.

All other schedules have been omitted because of the absence of the conditions under which they are required or because the information required is included in financial statement schedules, the financial statements or notes thereto.

(3) Exhibits

2.1	Agreement and Plan of Merger dated as of March 6, 2006, by and among the Registrant, Public Storage, Inc. and ASKL Sub LLC (Exhibit 2.1)(1)

3.1	Articles of Incorporation of the Registrant (Exhibit 3.1)(1)

3.2	Designation of Rights and Preferences of Series A Junior Participating Preferred Stock (Exhibit 3.2)(1)

3.3	Designation of Rights and Preferences of 8.7% Series C Cumulative Redeemable Preferred Stock (Exhibit 3.3)(1)

3.4	Designation of Rights and Preferences of 8.75% Series D Cumulative Redeemable Preferred Stock (Exhibit 3.4)(1)

3.5	Restated Bylaws of the Registrant (Exhibit 3.2)(3)

4.1	Amended and Restated Rights Agreement dated as of March 12, 2004, between the Registrant and American Stock Transfer & Trust Corporation (Exhibit 2.1)(4)

4.2	Indenture dated April 25, 1997, between the Registrant and LaSalle National Bank, as Trustee (Exhibit 10)(5)

4.3	Supplemental Indenture dated July 11, 1997 (Exhibit 4.4) (6) (10-K 12/31/1997)

4.4	Form of 7 5/8% Notes due 2007 (Exhibit 4.2)(7)

4.5	Form of 7 3/4% Notes due 2011 (Exhibit 4.4)(8)

4.6	Form of 5.875% Notes due 2013 (Exhibit 4.1)(9)

10.1	Amended and Restated Stock Incentive Plan for Non-employee Directors (Exhibit 10.7)(10)*

10.2	1995 Long-Term Incentive Compensation Plan (Appendix B)(11)*

10.3	2000 Long-Term Incentive Compensation Plan (Exhibit 10.27)(12)*

10.4	Form of Non-Qualified Stock Option Notice of Grant (under 2000 LTIP Plan) (Exhibit 10.5)(13)*

10.5	Form of Incentive Stock Option Notice of Grant (under 2000 LTIP Plan) (Exhibit 10.6)(13)*

10.6	2004 Long-Term Incentive Compensation Plan (Appendix A)(14)*

10.7	Form of Non-Qualified Stock Option Notice of Grant (under 2004 LTIP) (Exhibit 10.8)(13)*

10.8	Form of Incentive Stock Option Notice of Grant (under 2004 LTIP) (Exhibit 10.9)(13)*

10.9	Form of Restricted Stock Award Agreement (under 2000 LTIP or 2004 LTIP) (Exhibit 10.10)(13)*

10.10	Amendment to Shurgard 2000 Long-Term Incentive Plan and 2004 Long-Term Incentive Plan (Exhibit 99.1)(15)*

10.11	Amendment dated January 17, 2006, to 2000 Long-Term Incentive Compensation Plan (Exhibit 10.74)(16)*

10.12	Amendment dated January 17, 2006, to 2004 Long-Term Incentive Compensation Plan (Exhibit 10.75)(16)*

10.13	Form of Senior Management Employment (upon Business Combination) Agreement (Exhibit 10.13) (13)*
10.14	Form of Amendment to Senior Management Employment (upon Business Combination) Agreement and schedule of persons with whom the Company has entered into such agreements (Exhibit 10.72)(16)*

10.15	Senior Management Employment Agreement dated December 17, 2003, between Shurgard Storage Centers, Inc. and David Grant (Exhibit 10.35)(17)*

10.16	First Amendment dated January 17, 2006, to Senior Management Employment Agreement between Shurgard Storage Centers, Inc. and David Grant (Exhibit 10.)(16)*

10.17	Description of Shurgard Sarbanes-Oxley Compliance Bonus Program (Exhibit 10.72)(18)*

10.18	Partnership Agreement dated April 28, 1998, between Shurgard Development I, Inc. and Fremont Storage Partners I, L.P. forming Shurgard/Fremont Partners I (Exhibit 1.1)(19)

10.19	Partnership Agreement dated March 17, 1999, between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II (Exhibit 10.1)(20)

10.20	First Amendment to Partnership Agreement between Shurgard Development II, Inc. and Fremont Storage Partners II, L.L.C, forming Shurgard/Fremont Partners II as of April 27, 1999 (Exhibit 10.2)(20)

10.21	Amended and Restated Limited Liability Company Agreement of CCP/Shurgard Venture, LLC dated December 26, 2000, between Shurgard Development IV, Inc. and CCPRE-Storage, LLC (Exhibit 10.34)(12)

10.22	Purchase and Sale Agreement (Membership Interests) dated as of June 25, 2004, between Shurgard Development IV, Inc., Shurgard Storage Centers, Inc. and CCPRE-Storage, LLC (Exhibit 10.39)(21)

10.23	Amended and Restated Loan Agreement dated December 22, 2005 among CCP/Shurgard Venture, LLC, General Electric Capital Corporation and others (Exhibit 10.73)(22)

10.24	Credit Agreement dated February 14, 2005, among Shurgard Storage Centers, Inc. Bank of America N.A. and others (Exhibit 10.2)(23)

10.25	Amendment dated June 29, 2005, to Credit Agreement among the Company, Bank of America, N.A. and others (Exhibit 10.64)(24)

10.26	Subscription Agreement dated May 27, 2002, between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.4)(25)

10.27	Amendment No. 1 dated May 26, 2003, to the Subscription Agreement dated May 27, 2002, between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.32)(17)

10.28	Amendment No. 2 dated December 3, 2003, to the Subscription Agreement dated May 27, 2002, between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.34)(17)

10.29	Amendment No. 3 dated October 14, 2004, to the Subscription Agreement dated May 27, 2002, between Shurgard Storage Centers, Inc. and Shurgard Self Storage SCA (Exhibit 10.46)(26)

10.30	Securities Purchase Agreement dated June 28, 2005, among the Company, Fremont SE (L.P.) Ventures, L.L.C., Fremont SE (G.P.) Ventures, L.L.C., Fremont SE (L.P.) II Ventures, L.L.C., and Fremont SE (G.P.) II Ventures, L.L.C. (Exhibit 10.63)(24)

10.31	Variation Agreement dated June 24, 2003, between SSC Benelux Inc. as Buyer, REIB Europe Operator Limited and REIB International Holdings Limited as Seller (Exhibit 10.27)(17)

10.32	Joint Venture Agreement with respect to First Shurgard dated December 20, 2002, between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl (Exhibit 10.1)(27)

10.33	Addendum dated February 28, 2003, to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl (Exhibit 10.38)(13)

10.34	Addendum No. 2 dated May 26, 2003, to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl (Exhibit 10.2)(27)

10.35	Addendum No. 3 dated as of September 22, 2003, to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002, between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl (Exhibit 10.40)(13)

10.36	Amendment dated January 3, 2003, to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002, between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl (Exhibit 10.41)(13)

10.37	Amendment No. 2 dated May 26, 2003, to Joint Venture Agreement with respect to First Shurgard dated December 20, 2002 between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments Sàrl (Exhibit 10.3)(27)

10.38	Development Agreement dated May 26, 2003, with respect to First Shurgard Sprl between Shurgard Self Storage SCA and First Shurgard Sprl (Exhibit 10.1)(27)

10.39	Property Asset Management Agreement dated May 26, 2003, with respect to First Shurgard Sprl between Shurgard Self Storage SCA and First Shurgard Sprl (Exhibit 10.4)(27)

10.40	Amendment Agreement dated September 20, 2004, regarding the Development Agreement and the Property Asset Management Agreement with respect to First Shurgard Sprl between Shurgard Self Storage SCA and First Shurgard Sprl (Exhibit 10.40)(13)

10.41	Senior Credit Agreement dated May 26, 2003, as amended by Amendment Agreements dated July 11, 2003 and December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sàrl, First Shurgard Deutschland GmbH, Société Générale and others (Exhibit 10.1)(28)

10.42	Amendment and Waiver Agreement dated February 21, 2005 to the Senior Credit Agreement dated May 26, 2003, as amended as of December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sàrl, First Shurgard Deutschland GmbH, Société Générale and others (Exhibit 10.2)(28)

10.43	Subscription Agreement with respect to securities to be issued by First Shurgard Finance Sàrl, dated as of May 26, 2003, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale (Exhibit 10.3)(28)

10.44	Amendment No. 1 to the Subscription Agreement with respect to securities to be issued by First Shurgard Finance Sàrl, dated as of December 3, 2003, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale (Exhibit 10.4)(28)

10.45	Amendment No. 2 to the Subscription Agreement with respect to securities to be issued by First Shurgard Finance Sàrl, dated as of February 21, 2005, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale. (Exhibit 10.5)(28)

10.46	Put and Call Option Agreement with respect to bonds to be issued by First Shurgard Finance Sàrl, dated as of May 26, 2003, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale (Exhibit 10.6)(28)

10.47	Amendment No. 1 to the Put and Call Option Agreement with respect to bonds to be issued by First Shurgard Finance Sàrl, dated as of December 3, 2003, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale (Exhibit 10.7)(28)

10.48	Amendment No. 2 to the Put and Call option Agreement with respect to bonds to be issued by First Shurgard Finance Sàrl, dated as of February 21, 2005, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale. (Exhibit 10.8)(28)

10.49	Subscription Agreement with respect to additional mezzanine bonds to be issued by First Shurgard Sàrl, dated as of February 21, 2005, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale. (Exhibit 10.9)(28)

10.50	Put and Call option Agreement with respect to mezzanine bonds to be issued by First Shurgard Sàrl, dated as of February 21, 2005, by and among Shurgard Storage Centers, Inc., First Shurgard Finance Sàrl and Société Générale. (Exhibit 10.10)(28)

10.51	Shurgard 2005 Working Capital Facility Agreement with respect to USD 2,985,000 working capital facility to be granted to First Shurgard Sàrl, dated as of February 21, 2005, by and among Shurgard Storage Centers, Inc., Crescent Euro Self Storage Investments Sàrl, First Shurgard Finance Sàrl and Société Générale. (Exhibit 10.11)(28)

10.52	Second Joint Venture Agreement with respect to Second Shurgard dated July 12, 2004, between Shurgard Self Storage SCA and Crescent Euro Self Storage Investments II SARL, as amended (Exhibit 10.40)(29)

10.53	Development Agreement with respect to Second Shurgard dated July 12, 2004, between Shurgard Self Storage SCA and Second Shurgard SPRL (Exhibit 10.41)(29)

10.54	Property and Asset Management Agreement with respect to Second Shurgard dated July 12, 2004, between Shurgard Self Storage SCA and Second Shurgard SPRL (Exhibit 10.42)(29)

10.55	Credit Facility Agreement dated July 12, 2004, between Second Shurgard SPRL, Second Shurgard Finance SARL, the Royal Bank of Scotland as Mandated Lead Arranger, the Royal Bank of Scotland PLC as Facility Agent (Exhibit 10.43)(29)

10.56	Subscription Agreement dated October 11, 2004, among Self-Storage Securitization B.V., Shurgard Self Storage SCA, et al and Citigroup Global Markets Ltd. (Exhibit 10.1)(30)

10.57	Settlement Agreement and Mutual Release dated September 16, 2004 with respect to Amended and Restated Agreement and Plan of Merger dated as of June 30, 2003, between Shurgard Storage Centers, Inc. and Schwalbach, Stotesbery and certain other entities affiliated with Schwalbach and Stotesbery and the Registration Rights Agreement and with the Merger Agreement, dated as of June 30, 2003, among Shurgard Storage Centers, Inc. and the Schwalbach and Stotesbery Entities (Exhibit 10.44)(26)

10.58	Trust Deed dated as of October 15, 2004, between Self-Storage Securitisation B.V. and Citicorp Trustee Company Limited (Exhibit 10.1)(31)

10.59	Master Framework Agreement, dated as of October 15, 2004 among Self-Storage Securitisation B.V., Shurgard Self Storage SCA, Citicorp Trustee Company Limited, Citibank, N.A., Citigroup Global Markets Limited, Citibank International plc, Barclays Bank PLC and the other parties named therein. (Exhibit 10.2)(31)

10.60	Agency Agreement dated as of October 15, 2004, among Self-Storage Securitisation B.V., Citicorp Trustee Company Limited, Citibank, N.A. and Citibank International PLC. (Exhibit 10.3)(31)

10.61	Issuer/Borrower Facility Agreement dated as of October 15, 2004, among Shurgard Self Storage SCA, Self-Storage Securitisation B.V., Citicorp Trustee Company Limited and the other parties named therein. (Exhibit 10.4)(31)

10.62	Liquidity Facility Agreement dated as of October 15, 2004, among Self-Storage Securitisation B.V., Barclays Bank PLC, Citicorp Trustee Company Limited and Shurgard Self Storage SCA. (Exhibit 10.5)(31)

10.63	Tax Deed of Covenant dated as of October 15, 2004, among Self-Storage Securitisation B.V., Shurgard Self Storage SCA, Citigroup Global Markets Limited, Citicorp Trustee Company Limited and the other parties named therein. (Exhibit 10.6)(31)

16.1	Letter dated November 25, 2003, from Deloitte & Touche LLP to the Securities and Exchange Commission (Exhibit 16.1)(32)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)

23.2	Consent of Deloitte & Touche (Reviseurs d’Entreprises SC s.f.d. SCRL)

31.1	CEO 302 Certification dated March 16, 2006

31.2	CFO 302 Certification dated March 16, 2006

32.1	CEO 906 Certification dated March 16, 2006

32.2	CFO 906 Certification dated March 16, 2006

(1)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated March 7, 2006.

(2)	Incorporated by reference to designated exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(3)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated May 6, 2005.

(4)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form 8-A/A dated March 15, 2004.

(5)	Incorporated by reference to designated exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(6)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated April 22, 1997.

(8)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form S-4, filed on June 20, 2001.

(9)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated March 20, 2003.

(10)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(11)	Incorporated by reference to Appendix B filed as part of the Registrant’s Definitive Proxy Statement dated June 8, 1995.

(12)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(14)	Incorporated by reference to Appendix A filed as part of the Registrant’s Definitive Proxy Statement dated June 7, 2004.

(15)	Incorporated by reference to designated exhibit filed with the Registrant’s Registration Statement on Form S-8 dated October 14, 2005.

(16)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated January 17, 2006.

(17)	Incorporated by reference to designated exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(18)	Incorporated by reference to designated exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(19)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated May 29, 1998.

(20)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

(21)	Incorporated by reference to designated exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated December 22, 2005.

(23)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated February 14, 2005.

(24)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Reports on Form 8-K dated June 28, 2005.

(25)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated June 21, 2002.

(26)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(27)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated May 30, 2003.

(28)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated February 21, 2005.

(29)	Incorporated by reference to designated exhibit filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2004.

(30)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated October 15, 2004.

(31)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated October 21, 2004.

(32)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K/A dated November 26, 2003.

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC. (Registrant)

By:	/s/ DAVID K. GRANT
David K. Grant Director, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID K. GRANT David K. Grant	Director, President, Chief Executive Officer	March 20, 2006

/s/ DEVASIS GHOSE Devasis Ghose	Executive Vice President, Chief Financial Officer	March 20, 2006

/s/ D. LYNN THROWER D. Lynn Thrower	Vice President, Chief Accounting Officer	March 20, 2006

/s/ CHARLES K. BARBO Charles K. Barbo	Chairman of the Board	March 20, 2006

/s/ ANNA KARIN ANDREWS Anna Karin Andrews	Director	March 20, 2006

/s/ HOWARD P. BEHAR Howard P. Behar	Director	March 20, 2006

/s/ JERRY L. CALHOUN Jerry L. Calhoun	Director	March 20, 2006

/s/ RICHARD P. FOX Richard P. Fox	Director	March 20, 2006

/s/ RAYMOND A. JOHNSON Raymond A. Johnson	Director	March 20, 2006

/s/ W. THOMAS PORTER W. Thomas Porter	Director	March 20, 2006

/s/ GARY E. PRUITT Gary E. Pruitt	Director	March 20, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Shurgard Storage Centers, Inc.:

We have completed integrated audits of Shurgard Storage Centers, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, based on our audits and the report of other auditors on the Shurgard Self Storage, SCA financial statements as of December 31, 2003, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Shurgard Storage Centers, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Shurgard Self Storage, SCA, an investment accounted for under the equity method, which statements reflect total shareholders’ equity of $137.6 million as of December 31, 2003 and net loss of $29.9 million for the year ended December 31, 2003. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Shurgard Self Storage, SCA, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, in 2004.

Internal control over financial reporting

Also, in our opinion, based on our audit, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, based on our audit, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Seattle, Washington

March 20, 2006

SHURGARD STORAGE CENTERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	As of December 31,
	2005	2004
ASSETS
Storage centers:
Operating storage centers	$3,244,258	$3,143,488
Less accumulated depreciation	(552,171)	(479,531)

Operating storage centers, net	2,692,087	2,663,957
Construction in progress	67,073	58,431
Properties held for sale	6,774	8,328

Total storage centers	2,765,934	2,730,716

Cash and cash equivalents	39,778	50,277
Restricted cash	4,972	7,181
Goodwill	27,440	24,206
Other assets	119,248	128,204

Total assets	$2,957,372	$2,940,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$181,435	$180,652
Lines of credit	583,500	397,300
Notes payable	1,275,720	1,287,202

Total liabilities	2,040,655	1,865,154

Minority interest	116,365	169,232
Commitments and contingencies (Note 22)
Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value; 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250	83,068	83,068
Class A Common Stock, $0.001 par value; 120,000,000 authorized; 47,041,680 and 46,624,900 shares issued and outstanding, respectively	47	47
Additional paid-in capital	1,142,288	1,127,138
Accumulated deficit	(459,586)	(354,985)
Accumulated other comprehensive (loss) income	(13,580)	2,815

Total shareholders’ equity	800,352	906,198

Total liabilities and shareholders’ equity	$2,957,372	$2,940,584

The accompanying notes are an integral part of these statements.

SHURGARD STORAGE CENTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	For the year ended December 31,
	2005	2004	2003
Revenue
Storage center operations	$478,292	$418,523	$290,513
Other	4,922	5,101	6,877

Total revenue	483,214	423,624	297,390

Expenses
Operating	232,657	211,055	125,567
Real estate development	10,042	4,991	23
Depreciation and amortization	95,670	87,399	55,444
Impairment and abandoned project expense	3,354	2,856	13,889
General, administrative and other	35,318	32,961	18,012

Total storage center expenses	377,041	339,262	212,935

Income from operations	106,173	84,362	84,455

Other Income (Expense)
Costs related to takeover proposal and exploration of strategic alternatives (Note 22)	(13,775)	—	—
Interest expense	(105,584)	(82,876)	(51,182)
Amortization of participation rights discount	—	1,123	5,529
Loss on derivatives, net	(2,122)	(615)	(2,194)
Foreign exchange (loss) gain	(9,665)	6,247	(431)
Interest income and other, net	3,746	4,361	4,887

Other expense, net	(127,400)	(71,760)	(43,391)

(Loss) income before minority interest, equity in earnings of other real estate investments, net and income tax expense	(21,227)	12,602	41,064
Minority interest	20,936	16,608	(1,206)
Equity in earnings (losses) of other real estate investments, net	60	93	(3,099)
Income tax expense	(636)	(72)	(1,611)

(Loss) income from continuing operations	(867)	29,231	35,148

Discontinued operations
Income from discontinued operations	695	2,177	2,490
Gain on sale of discontinued operations	11,831	16,226	—

Total discontinued operations	12,526	18,403	2,490

Cumulative effect of change in accounting principle	—	(2,339)	—

Net Income	11,659	45,295	37,638

Net Income Allocation
Preferred stock dividends and other	(12,153)	(12,193)	(12,082)

Net (loss) income available to common shareholders	$(494)	$33,102	$25,556

Basic per share amounts:
(Loss) income from continuing operations available to common shareholders	$(0.28)	$0.37	$0.57
Discontinued operations	0.27	0.40	0.06
Cumulative effect of change in accounting principle	—	(0.05)	—

Net (loss) income available to common shareholders per share	$(0.01)	$0.72	$0.63

Diluted per share amounts:
(Loss) income from continuing operations available to common shareholders	$(0.28)	$0.37	$0.56
Discontinued operations	0.27	0.39	0.06
Cumulative effect of change in accounting principle	—	(0.05)	—

Net (loss) income available to common shareholders per share	$(0.01)	$0.71	$0.62

Distributions per common share	$2.23	$2.19	$2.15

The accompanying notes are an integral part of these statements.

SHURGARD STORAGE CENTERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2003	5,450	$131,183	35,934	$36	$804,582	$(225,811)	$(2,734)	$707,256
Comprehensive income (1)						37,638	12,492	50,130
Issuance of common stock			9,814	10	296,367			296,377
Distributions:
Preferred						(11,896)		(11,896)
Common	—	—	—	—	—	(87,447)	—	(87,447)

Balance, December 31, 2003	5,450	131,183	45,748	46	1,100,949	(287,516)	9,758	954,420
Comprehensive income (loss) (1)						45,295	(6,943)	38,352
Issuance of common stock			877	1	26,189			26,190
Distributions:
Preferred						(11,897)		(11,897)
Common	—	—	—	—	—	(100,867)	—	(100,867)

Balance, December 31, 2004	5,450	131,183	46,625	47	1,127,138	(354,985)	2,815	906,198
Comprehensive income (loss) (1)						11,659	(16,395)	(4,736)
Issuance of common stock			417	—	15,150			15,150
Distributions:
Preferred						(11,897)		(11,897)
Common	—	—	—	—	—	(104,363)	—	(104,363)

Balance, December 31, 2005	5,450	$131,183	47,042	$47	$1,142,288	$(459,586)	$(13,580)	$800,352

(1)	See Note 2 for components of other comprehensive income (loss).

The accompanying notes are an integral part of these statements.

SHURGARD STORAGE CENTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2005	2004	2003
Operating activities:
Net income	$11,659	$45,295	$37,638
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets, including discontinued operations	(12,850)	(16,689)	(2,489)
Cumulative effect of change in accounting principle	—	2,339	—
Depreciation, amortization and impairment losses	96,242	88,209	69,051
Loss on derivatives, net	2,122	615	2,194
Stock-based compensation expense	2,751	3,433	1,150
Equity in earnings of other real estate investments, net	(60)	(93)	3,099
Non-cash interest and other	10,454	7,017	(1,376)
Foreign exchange loss (gain)	9,523	(6,247)	431
Minority interest	(20,936)	(16,608)	1,206
Changes in operating accounts, net of effect of acquisitions:
Other assets	(2,809)	(3,816)	7,968
Accounts payable, accrued expenses and other liabilities	20,056	19,286	4,826

Net cash provided by operating activities	116,152	122,741	123,698

Investing activities:
Construction and improvements to storage centers	(166,886)	(209,294)	(97,482)
Acquisitions of storage centers, including associated intangible assets	(35,659)	(20,887)	—
Purchase of intangible assets	(5,268)	(3,548)	(379)
Proceeds from sale of assets	26,293	30,071	5,725
Changes in restricted cash, net	1,610	(3,046)	(355)
Increase in notes receivable	(4,429)	(5,617)	(6,315)
Purchase of additional interest in European affiliated partnerships	(97,847)	(5,285)	(309,068)
Increase in cash due to consolidation of Shurgard Europe	—	32,877	—
Purchase of additional interest in affiliated partnerships	—	(2,457)	(245)

Net cash used in investing activities	(282,186)	(187,186)	(408,119)

Financing activities:
Proceeds from notes payable	78,718	556,763	237,047
Payments on notes payable	(4,564)	(96,500)	(55,789)
Proceeds from lines of credit	1,056,500	427,000	589,695
Payments on lines of credit	(870,300)	(676,949)	(594,114)
Payment of loan costs	(7,638)	(2,621)	(1,276)
Payments on participation rights	—	(39,500)	(1,320)
Distributions paid on common and preferred stock	(113,284)	(112,764)	(99,343)
Payments on derivatives	(15,999)	—	—
Proceeds from derivatives	1,114	—	—
Proceeds from issuance of common stock, net	—	—	178,236
Proceeds from payments on loans to shareholders	—	—	20,000
Proceeds from exercise of stock options and dividend reinvestment plan	7,821	21,491	12,858
Contributions received from minority partners	32,006	29,403	226
Distributions paid to minority partners	(4,634)	(6,956)	(3,097)

Net cash provided by financing activities	159,740	99,367	283,123

Effect of exchange rate changes on cash and cash equivalents	(4,205)	3,685	—

(Decrease) increase in cash and cash equivalents	(10,499)	38,607	(1,298)
Cash and cash equivalents at beginning of period	50,277	11,670	12,968

Cash and cash equivalents at end of period	$39,778	$50,277	$11,670

SHURGARD STORAGE CENTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	For the year ended December 31,
	2005	2004	2003
Supplemental schedule of cash flow information:
Cash paid for interest, net of amounts capitalized	$98,412	$71,791	$47,272

Cash paid for income taxes	$1,746	$(40)	$3,358

Supplemental schedule of non-cash investing information:
Common stock issued in acquisition of storage centers	$5,490	$1,936	$84,134

Notes receivable forgiven in the acquisition of storage centers	$6,727	$—	$—

Contributions from minority interest partners	$—	$3,635	$2,336

Minority interests granted in acquisition of storage centers	$4,475	$—	$—

Supplemental schedule of non-cash financing information:
Preferred dividends declared but not paid	$2,976	$—	$—

The accompanying notes are an integral part of these statements.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business

Shurgard Storage Centers, Inc. and our subsidiaries (the “Company,” “we,” “Shurgard” or “us”) are engaged principally in investing in, acquiring, developing and operating self-storage centers located in markets throughout the United States and in Western Europe. Our revenues are generated primarily from leasing self-storage space to tenants on a month-to-month basis. We also provide ancillary services at our storage centers consisting primarily of truck rentals and sales of storage products. Prior to January 1, 2004, we did not consolidate Shurgard Self Storage, SCA (Shurgard Europe) and its subsidiaries in our financial statements. Instead, we accounted for our investments in these entities under the equity method of accounting.

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

Consolidated and unconsolidated subsidiaries:  We consolidate all wholly-owned subsidiaries. We assess whether our subsidiaries are Variable Interest Entities (VIEs) as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” Since January 1, 2004, we consolidate all VIEs of which we are the primary beneficiary. Partially-owned subsidiaries and joint ventures that are not VIEs are consolidated when we control the entity. Through June 30, 2005, we evaluated partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” to determine whether the rights held by other investors constitute “important rights” as defined therein. Since July 1, 2005, we evaluate such rights in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of Statement of Financial Accounting Standard (SFAS) No. 94, “Consolidation of All Majority-Owned Subsidiaries” and EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has substantive participating rights, has the ability to dissolve the partnership or remove the general partner without cause in a partnership or participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated.

We account for unconsolidated subsidiaries and joint ventures over which we have significant influence using the equity method. In applying the equity method, our proportionate share of intercompany profits is eliminated as a component of equity in earnings of unconsolidated entities.

Foreign operations:  The functional currency of each of our European subsidiaries, and their subsidiaries, is the local currency of the country in which the entity has operations (euro for members of the European Union that have adopted the euro, Krona for Sweden, Pound Sterling for the United Kingdom, and Krone for Denmark). Assets and liabilities are translated at the exchange rate in effect as of the end of each period and income statement accounts are re-measured at the average exchange rate for each period. Additionally, Recom SNC (Recom), a consolidated foreign entity with a U.S. dollar functional currency, has transactions that are

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

denominated in currencies other than U.S. dollars. For Recom, non-monetary assets and liabilities are converted to U.S dollars at historical exchange rates, monetary assets and liabilities are re-measured at the exchange rate in effect as of the end of the period and income statement accounts are re-measured at the average exchange rate for the period.

The results of our operations and our financial position are affected by the fluctuations in the value of the euro, and to a lesser extent, other European currencies, against the U.S. dollar. We recognize the effects of foreign currency exchange variances on our European assets, liabilities and equity as a currency translation adjustment in other comprehensive income (loss). We include gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables on intercompany transactions, in net income. Also, we are exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that are not denominated in the functional currency of the subsidiary or the investee. We recognize the effects of foreign currency on such debt in net income when we expect to settle the debt and in other comprehensive income when the debt is considered to be of a long-term investment nature.

Use of estimates:  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the amounts of revenues and expenses recognized during the reporting period. Significant estimates are inherent in the preparation of our financial statements and include the evaluation of impairment of long-lived assets and goodwill, valuation allowance for deferred tax assets, estimated lives of depreciable and amortizable assets, the allocation of the purchase price of acquired properties and legal liabilities. Actual results could differ from these and other estimates.

Reclassifications:  We have reclassified certain prior year amounts to conform to the current presentation with no effect on shareholders’ equity, net income or net cash-flows from operating, investing and financing activities.

Storage centers:  We carry storage centers to be developed or held and used in operations at depreciated cost, reduced for impairment losses where appropriate. We capitalize acquisition, development and construction costs of properties in development in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” and include, where applicable, salaries and related costs, real estate taxes, interest, lease expense and preconstruction costs directly related to the project. The preconstruction stage of development of a storage center (or redevelopment of an existing storage center) includes efforts to secure land control and zoning, to evaluate feasibility and to complete other initial tasks that are essential to development. Costs of preconstruction efforts incurred prior to projects being considered probable to be completed are charged as real estate development expenses as incurred. We record abandonment losses for previously capitalized costs of development projects when we assess that the completion of the project is no longer probable. We capitalize development and construction costs and costs of significant improvements and replacements and renovations at storage centers, while we expense costs of maintenance and repairs as we incur them.

We compute depreciation of each operating storage center using the straight-line method based on the shorter of an estimated useful life of 30 years or the lease term for storage centers built on leased land. We evaluate and if necessary, revise estimates of the useful lives of specific storage centers, when we plan to demolish or replace them. We depreciate equipment and furniture and fixtures based on estimated useful lives of three to six years.

If events or circumstances indicate that the carrying value of an operating storage center may be impaired, we conduct a recoverability analysis based on expected undiscounted cash flows to be generated from the

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property. If the analysis indicates that we cannot recover the carrying value from estimated future cash flows, we write down the property to its estimated fair value and recognize an impairment loss. We determine fair values based on expected future cash flows using appropriate market discount and capitalization rates.

We carry storage centers held for sale at the lower of their carrying value (i.e., cost less accumulated depreciation and any impairment loss recognized) or estimated fair value less costs to sell. We classify the net carrying values of properties as held for sale when the properties are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met. We discontinue depreciation of the operating storage centers at that time, but we continue to recognize operating revenues, operating expenses and interest expense until the date of sale. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we report revenues and expense of properties classified as held for sale in discontinued operations for all periods presented if we will sell or have sold the properties on terms where we have no continuing involvement with them after the sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, we reclassify the properties as held for use, resume depreciation and recognize the loss for the period that we classified the properties as held for sale, and we charge deferred selling costs, if any, to expense.

We recognize gains from sales of properties using the full accrual method provided that the terms of the transactions and any continuing involvement by us with the properties sold meet certain criteria. We defer gains relating to transactions that do not meet the established criteria and recognize them when the criteria are met, or using the installment or cost recovery methods, as appropriate in the circumstances. We account for other sales of interests in properties that are substantially financing arrangements as such.

Acquisitions of businesses and storage centers:  We allocate the purchase price of acquired storage centers and businesses to tangible and identified intangible assets based on their fair values. In making estimates of fair values for the purposes of allocating the purchase price, we rely primarily on our extensive knowledge of the market for storage centers and if considered appropriate, will consult with independent appraisers. In estimating the fair value of the tangible and intangible assets acquired, we also consider information obtained about each property as a result of our pre-acquisition due diligence, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective assets.

The fair values of intangible assets include leases to customers with above market rents and in-place lease values. The fair values of these identifiable intangible assets are generally not significant, because substantially all leases in our business are month-to-month, and most customers use our facilities for less than one year. We expense internal costs related to the acquisition of a business, or an operating storage center, as we incur them.

We classify as goodwill any purchase price in excess of the value of acquired net tangible and identified intangible assets acquired in a business combination (including the acquisition of a minority interest in a business) or in the acquisition of a business and assign it to the reporting unit that expects to benefit from the acquisition. We test goodwill for impairment annually and whenever events or circumstances indicate that impairment may have occurred.

We evaluate acquisitions of businesses and storage centers from parties with whom we have a preexisting relationship to determine if a settlement of the preexisting relationship exists and, if so, we account for these acquisitions as multiple element transactions.

Cash and cash equivalents:  Cash equivalents consist of money market instruments and securities with original maturities of 90 days or less.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted cash:  Restricted cash consists of cash deposits and represents expense reserves required by lenders or contractors and escrow deposits on pending real estate transactions or pending resolution of contingencies on the purchase price of completed real estate acquisitions.

Other assets:  Other assets include financing costs, non-compete agreements and computer software costs (see Note 7). We amortize financing costs over the life of the related debt using the effective interest or the straight-line method if it approximates the effective interest method and we include the related expense in interest expense. We amortize non-compete agreements over their estimated useful lives, which range from two to five years. We record internal-use computer software at cost less accumulated amortization and amortize it over the estimated useful life, which ranges from two to seven years. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, interest expense and internal payroll and payroll-related costs for employees who are directly associated with the software project. We expense software maintenance, training and data conversion costs in the period in which we incur them.

Self insurance:  We are self-insured for a portion of the risks associated with medical, dental and workmen’s compensation. We recognize liabilities for unpaid claims and claims adjustment expenses that represent our best estimate of the total obligation for reported claims plus those incurred but not reported (IBNR) and the related estimated claim settlement expenses for all claims incurred through December 31 of each year. We determine IBNR reserves for workmen’s compensation using actuarial methods that take into account historical loss experience data, industry statistics and additional qualitative factors, as appropriate. Additionally, we recognize a receivable for the estimated insurance reimbursement for any insured portion of the total liabilities.

Income taxes:  We have elected to be taxed as a Real Estate Investment Trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must distribute annually to our shareholders at least 90% of our REIT taxable income and meet certain other requirements relating primarily to the nature of our assets and the sources of our revenues. As a REIT, we are not subject to U.S. Federal income taxes to the extent of distributions. We believe that we met the qualifications for REIT status at December 31, 2005 and intend to meet the qualifications in the future and to distribute at least 90% of our REIT taxable income to shareholders in 2006 and future years. We conduct our domestic non-REIT activities primarily through Shurgard TRS, Inc., a taxable REIT subsidiary. We conduct our foreign non-REIT activities primarily through six European taxable REIT subsidiaries. As a result, we have not provided for U.S. federal income taxes for the REIT in our financial statements. However, we do provide for U.S. federal income taxes for our domestic taxable REIT subsidiaries (TRSs). Additionally, both the REIT and our domestic TRSs are subject to certain state income taxes as well as franchise taxes in some jurisdictions. We also provide for income taxes of our European subsidiaries, which are subject to income taxes in the respective jurisdictions of the countries in which they operate.

We have deferred tax assets arising primarily from cumulative net operating losses arising in certain taxable subsidiaries. We evaluate both the positive and negative evidence that we believe is relevant in assessing whether we will realize the deferred tax assets. When we determine that it is more likely than not that we will not realize the tax asset either in part or in whole, we record a valuation allowance. One significant factor representing negative evidence in the evaluation of whether we will realize deferred tax assets arising from cumulative net operating losses is the historical taxable income or loss of the entity. In cases where a taxable entity has not demonstrated a history of achieving taxable income, this represents significant negative evidence in assessing whether we will realize the amounts and generally requires that we provide a valuation allowance.

Revenue recognition:  The majority of our customers rent under month-to-month lease agreements and we recognize revenue at the contracted rate for each month occupied. We recognize revenue related to customers who sign longer period leases ratably over the term of the lease. We recognize management fee revenue each

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

month for which we render services. These contracts are generally cancelable by either party on specified advanced notice. Revenues are presented net of provisions for doubtful accounts of $6.8 million, $6.0 million and $5.0 million in 2005, 2004 and 2003, respectively.

We recognize, in other revenue, revenue on our profit sharing contracts related to our tenant insurance referral program based on the excess of premiums over estimated claims and administrative costs.

Capitalized interest:  We capitalize interest incurred during the construction period of storage centers and during the development period of internally developed computer software. We capitalize interest to the related assets using a weighted-average rate of our credit facilities and senior notes payable. For the years ended December 31, 2005, 2004 and 2003, we capitalized interest of $3.2 million, $2.7 million and $2.3 million, respectively.

Advertising costs:  We incur advertising costs primarily attributable to print advertisements in telephone books. We recognize the costs when the related telephone book is first published. We recognized $17.7 million, $17.3 million and $6.0 million in advertising expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

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

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We measure derivative financial instruments at fair value and recognize these instruments as assets or liabilities on our balance sheet. We report changes in the values of the effective portions of derivative financial instruments designated as cash flow hedges and changes in the values of derivative financial instruments designated as economic hedges of net investments in foreign subsidiaries as components of other comprehensive income. We recognize changes in the values of the ineffective portions of cash flow hedges and all changes in the values of undesignated derivative financial instruments in earnings. We account for amounts receivable or payable under interest rate cap and swap agreements designated as cash flow hedges as adjustments to interest expense on the related debt. To qualify for hedge accounting, we must formally document the details of the hedging relationship at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how we assess effectiveness. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. We evaluate effectiveness on a retrospective and prospective basis based on quantitative measures of correlation. When we determine that a derivative has ceased to be highly effective as a hedge, we discontinue hedge accounting prospectively.

We discontinue hedge accounting prospectively when (i) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) we determine that designating the derivative as a hedging instrument is no longer appropriate.

When we discontinue hedge accounting because we determine that the derivative no longer qualifies as an effective fair-value hedge, we will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When we discontinue hedge accounting because the hedged item no longer meets the definition of a firm commitment, we will continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that we recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings. When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and we reclassify it into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two month period of time thereafter, we immediately recognize in earnings the gains and losses that were accumulated in other comprehensive income. If we discontinue a cash flow hedge because the variability of the probable forecasted transaction has been eliminated, we will reclassify the net accumulated other comprehensive income to income over the term of the designated hedging relationship. Whenever we discontinue hedge accounting and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current period earnings. Expenses recognized relating to changes in the time value of interest rate cap agreements were insignificant in 2005, 2004 and 2003.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other comprehensive income:  The following tables summarize components of other comprehensive income:

	2005	2004	2003
	(in thousands)
Net income	$11,659	$45,295	$37,638
Other comprehensive income (loss):
Derivatives designated as hedges	440	(10,118)	2,058
Currency translation adjustment	(16,835)	3,175	10,434

Total other comprehensive (loss) income	(16,395)	(6,943)	12,492

Total comprehensive (loss) income	$(4,736)	$38,352	$50,130

The currency translation adjustment represents the net currency translation adjustment gains and losses related to our European subsidiaries. Amounts are presented net of minority interest.

Financial instruments:  The carrying values reflected on the consolidated balance sheet at December 31, 2005 and 2004 reasonably approximate the fair values of restricted cash, cash and cash equivalents, other assets, accounts payable and other liabilities, lines of credit and variable rate debt.

Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, we estimate the fair value of our fixed rate long-term debt was $648.8 million compared to a book value of $617.3 million at December 31, 2005. As of December 31, 2004, we estimated the fair value of our fixed rate long-term debt was $667.7 million compared to a book value of $619.5 million.

Financial assets that are exposed to credit risk consist primarily of accounts receivable and notes receivable. As of December 31, 2005 and 2004, notes receivable, which are included in other assets, consisted primarily of notes to finance the construction of certain properties and were secured by the properties. The carrying values of those notes approximate fair value, because the applicable interest rates approximate market rates for these loans. We adjust the value of notes that we consider are not collectible. In 2003, we recognized a $1.6 million impairment expense on the write-down of one note receivable. Accounts receivable from customers are included in other assets (see Note 7), and are not a significant component of total assets. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historic losses, recent collection history of individual customers, foreclosure recovery experience for each storage center and economic conditions. We write-off delinquent accounts to the extent and at the time we deem them to be not recoverable.

Financial instruments with characteristics of both liabilities and equity:  We adopted the requirements of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” in the third quarter of 2003, and there was no impact on our financial position, operating results or cash flows. However, the minority interests associated with certain of our consolidated joint ventures and our European subsidiaries that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS No. 150. As of December 31, 2005 and 2004, the aggregate book value of these minority interests in finite-lived entities on our consolidated balance sheet was $105.3 million and $158.4 million, respectively and we believe that the estimated aggregate settlement value of these interests was approximately $213.2 million and $210.0 million, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we would distribute to our joint venture partners assuming dissolution as of December 31, 2005. As required under the terms of the respective partnership agreements, subsequent changes to the estimated fair value of the assets and liabilities of the consolidated joint

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ventures will affect our estimate of the aggregate settlement value. The partnership agreements do not limit the amount to which the minority partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Stock-based compensation expense.  At December 31, 2005, we had stock based employee compensation plans, which are described more fully in Note 16 to the financial statements. We account for stock based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted the disclosure provisions of SFAS No, 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock Based Compensation.”

The following table reflects pro forma net income as if we had recognized stock-based compensation expense using the fair value method in accordance with SFAS No. 123.

	2005	2004	2003
	(in thousands except per share data)
Net income:
As reported	$11,659	$45,295	$37,638
Add: Stock based compensation expense	2,751	3,433	1,150
Less: Pro forma stock based compensation expense	(4,315)	(4,502)	(2,132)

Pro forma net income	$10,095	$44,226	$36,656

Basic net (loss) income available to common shareholders per share:
As reported	$(0.01)	$0.72	$0.63
Pro forma	(0.04)	0.70	0.61

Diluted net (loss) income available to common shareholders per share:
As reported	$(0.01)	$0.71	$0.62
Pro forma	(0.04)	0.69	0.60

Recent accounting pronouncements:  In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. This statement disallows APB Opinion No. 25’s intrinsic value method of accounting for share based compensation awards and generally requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards as of their grant date. We will adopt the provisions of SFAS 123R as of January 1, 2006 using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for the unamortized portion of all awards granted to employees prior to the effective date of SFAS No. 123R. Under SFAS No. 123R, we will recognize stock-based compensation expenses related to our stock option plans and our Employee Stock Purchase Plan that were previously only subject to disclosure. We are still evaluating the impact of adopting SFAS No. 123R on our financial position and operating results in 2006. We believe that the disclosure of pro-forma results required under SFAS No. 123 approximates our results if we had adopted the provisions of SFAS 123R as of January 1, 2003.

In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period,” which is effective for lease agreements entered into after January 1, 2006. This FSP clarifies that rental costs incurred during the period of construction of an asset on leased property should not be capitalized; rather they should be recognized as rental expense in the same manner as rental costs incurred after the construction period. However, to the extent a lessee accounts for rental of real estate projects under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” it should continue capitalizing rental costs. We lease under operating leases certain parcels of land and buildings on which

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we develop storage centers or perform certain construction improvements. We have historically capitalized rental costs during the construction period on such properties. We account for real estate projects involving our development and construction of self-storage facilities under SFAS No. 67; therefore, we do not believe that the adoption of this FSP will have a material impact on our financial position, operating results or cash flows.

In June 2005, the FASB issued EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” In light of guidance provided in FIN 46R regarding “kick-out” rights in the context of evaluating variable interests and consolidation of variable interest entities, EITF 04-5 clarifies when a sole general partner should consolidate a limited partnership. EITF 04-5 provides authoritative guidance for purposes of assessing whether a limited partner’s rights are important rights that, under SOP 78-9, might preclude a general partner from consolidating a limited partnership. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance in this Issue was effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We do not believe that the adoption of EITF 04-5 will have a material impact on our financial position, operating results or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We will adopt the provisions of SFAS No. 154 as of January 1, 2006 and we do not believe this statement will have a material impact on our financial position, operating results or cash flows.

In March 2005, the FASB issued FASB FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlements are conditional on a future event that may or may not be within the control of the entity. FIN 47 indicates that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation was effective October 1, 2005. The adoption of FIN 47 had no material impact on our financial position, operating results or cash flows.

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

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to June 30, 2005, we had direct and indirect ownership interests in Shurgard Self Storage SCA (Shurgard Europe) of 87.23%. We assessed Shurgard Europe under the provisions of FIN 46R and concluded that it met the definition of a VIE. We also concluded that we were the primary beneficiary effective as of June 2003. As a result, we began consolidating Shurgard Europe in our financial statements beginning January 1, 2004. On June 30, 2005, we acquired the remaining 12.77% ownership interests in Shurgard Europe at a purchase price of approximately $97.4 million in cash. Accordingly, as of June 30, 2005, Shurgard Europe became a wholly-owned subsidiary and is no longer a VIE.

Shurgard Europe has created two joint venture entities: First Shurgard SPRL (First Shurgard) formed in January 2003 and Second Shurgard SPRL (Second Shurgard) formed in May 2004. Those joint ventures are expected to develop or acquire up to approximately 75 storage facilities in Europe. Shurgard Europe has a 20% interest in each of these ventures. We have also determined that First Shurgard and Second Shurgard are each VIEs, of which Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard has been consolidated in our financial statements since January 1, 2004, and Second Shurgard has been consolidated since inception. At December 31, 2005, First Shurgard and Second Shurgard had aggregate total assets of $330.7 million, total liabilities of $212.5 million, and credit facilities collateralized by assets with net book value of $310.9 million (see Note 9). As of December 31, 2005, First Shurgard’s and Second Shurgard’s creditors had no recourse to the general credit of Shurgard or Shurgard Europe other than certain loan commitments. Under those commitments, Shurgard could subscribe to up to $20 million and an additional €5.0 million ($5.9 million as of December 31, 2005) in preferred bonds in a potential event of default of First Shurgard in addition to a €2.5 million ($3.0 million as of December 31, 2005) working capital facility. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe’s partner in the joint venture.

In October 2004, Self-Storage Securitisation B.V. (Securitisation BV), a Dutch limited liability entity in which Shurgard and its subsidiaries have no ownership interest, was formed to issue €325 million in floating rate investment grade bonds. This entity receives interest under a note of a similar amount with Shurgard Europe and holds certain derivatives instruments to hedge its interest rate exposure on the bonds. We determined that Securitisation BV is a VIE of which Shurgard Europe is the primary beneficiary based on the activity of this entity and the fact that the notes issued by Securitisation BV are collateralized by assets of Shurgard Europe. We have consolidated this entity since its inception.

Upon adoption of FIN 46R in 2004, we recognized a cumulative effect of change in accounting principle of approximately $2.3 million relating to the consolidation of First Shurgard. This is the result of eliminating all intercompany profits from inception of First Shurgard in 2003 as required under FIN 46R. Prior to adoption of FIN 46R, we eliminated our 20% ownership share of intercompany profits.

We do not believe that any of our other investees in which we do not hold a majority voting interest are VIEs under the provisions of FIN 46R.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Storage Centers

The following table summarizes our operating storage centers at December 31, 2005 and 2004:

	As of December 31,
	2005	2004
	(in thousands)
Land	$675,379	$662,458
Building	2,487,831	2,405,370
Equipment & Other	81,048	75,660

	$3,244,258	$3,143,488

During 2005, we purchased the remaining third party interest in Shurgard Europe, opened sixteen new storage centers, acquired ten storage centers and completed five major redevelopment projects on existing storage centers. We also sold five storage centers, including two that were classified as properties held for sale as of December 31, 2004. As of December 31, 2005, we had two properties and seven parcels of land held for sale with a net carrying value of $6.8 million. Construction in progress at December 31, 2005, consisted primarily of nine storage centers under construction and redevelopment projects for two existing storage centers, compared to five storage centers under construction and six redevelopments as of December 31, 2004.

Acquisitions

We completed the following acquisitions in 2005:

•	We recorded $47.0 million additions to storage centers related to our acquisition of the remaining third party interest in Shurgard Europe (See Note 5).

•	We acquired one storage center, for a purchase price of $3.0 million, in North Carolina through Shurgard/Morningstar Storage Centers, LLC, one of our consolidated subsidiaries of which we own 74%. Also, we completed the purchase of six storage centers in North Carolina for an aggregate purchase price of $26.0 million. These storage centers are managed by affiliates of certain members of Shurgard/Morningstar Storage Centers, LLC that are unrelated to Shurgard.

•	During 2005, we acquired Central Parkway Storage, Inc. (CPI), which owns two storage properties in Florida. We had a preexisting relationship with the shareholders of CPI and as part of the transaction we settled approximately $1.2 million of liabilities due to them. We also settled an option we had to acquire an interest in a property owned by them and recorded a gain on that option of approximately $560,000. The net consideration we issued in these transactions was approximately $10.4 million and consisted of 127,684 shares of common stock ($5.5 million) and cash ($4.9 million). We allocated $9.8 million of the consideration to storage centers and related assets. We also agreed to provide the sellers of CPI, at their request, a line of credit collateralized by the stock issued in the acquisition for up to 50% of the value of such stock for a term not to exceed 13 months with monthly interest payable at prime. No advances have been made under this facility.

•	We have an agreement with a California developer under which it purchases sites in southern California and constructs storage centers on them according to our specifications. On completion of the rent-up period, we have the option to purchase the storage centers. In 2005, we contributed three storage centers to one of the joint ventures. The development manager of these storage centers contributed an additional storage center in California (subject to a mortgage due to us) to the venture. We cancelled the mortgage on that storage center and received an approximate 85% interest in the venture; our partner received an approximate 15% interest in the venture. We agreed to lend up to $10.0 million to this developer to fund the construction of two properties, secured by the properties developed. As of December 31, 2005, the developer had drawn $9.4 million, which is included in other assets.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, we recognized assets for acquired non-compete agreements of $3.4 million on the above described acquisitions.

In 2004, we acquired eight storage centers through various acquisition transactions for an aggregate cost of $59.4 million, of which $35.8 million was settled in cash.

Minnesota Mini-Storage

On June 30, 2003, we acquired five entities owning a total of 19 self-storage centers located in Minnesota and operated under the name of Minnesota Mini-Storage in order to establish market presence in that state. We have included the results of Minnesota Mini-Storage in our consolidated financial statements since that date. We accounted for this acquisition as a purchase transaction.

Assuming we had acquired Minnesota Mini-Storage at the beginning 2003, pro forma income for continuing operations and net income would have exceeded reported amounts for 2003 by approximately $3.1 million or $0.05 per share for basic and diluted.

Other storage center activity

In 2005, we completed the sale of five storage centers: one in Arizona, one in California and three in Washington, for aggregate total proceeds of approximately $24.8 million and aggregate gains of $11.8 million.

We determined that the net book value of certain properties exceeded their fair value less costs to sell. Accordingly, we recorded an impairment loss for these properties of $420,000, $80,000 and $9.9 million in 2005, 2004 and 2003, respectively.

Additionally, the closure of warehouses of our containerized storage operations (see Note 11) caused us to evaluate the assets associated with these warehouses. As a result, we recognized equipment impairment losses related to these warehouses of $650,000 in 2003. We also recorded losses from write-offs of development costs on several projects of $2.9 million, $2.8 million and $1.2 million in 2005, 2004 and 2003.

Note 5—Investment in Shurgard Europe

We operate in seven European countries through our subsidiary Shurgard Europe. Through April 2003 our ownership interest in Shurgard Europe was 7.57%. During the period from April 2003 through December 31, 2003 we increased our ownership interest to 85.47% through several acquisition transactions and further increased our ownership interest in 2004 to 87.23%. On June 30, 2005, we acquired the remaining interest in Shurgard Europe for a purchase price of $97.4 million in cash, net of the minority interest partner’s share of intercompany debt between Shurgard Europe and Shurgard (approximately $8.1 million). The purchase price and direct acquisition costs exceeded the carrying value of the related minority interest by approximately $50.2 million of which we allocated $47.0 million to the storage centers owned by Shurgard Europe and its subsidiaries based on the properties’ fair values. We allocated the remaining $3.2 million to goodwill associated with Shurgard Europe’s underlying reporting units. We acquired this interest in order to gain full control of Shurgard Europe so that we can direct its future activities. We also expect to consolidate certain functions and, over the longer term, eliminate certain redundant costs.

Shurgard Europe conducts its development growth through two 20% owned consolidated joint ventures First Shurgard and Second Shurgard (see Note 3). These joint ventures had total equity commitments of €100 million ($118.4 million as of December 31, 2005) each, of which €2.4 million and €55.2 million

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($2.8 million and $65.4 million as of December 31, 2005) remained to be drawn for First Shurgard and Second Shurgard, respectively, at December 31, 2005.

As of December 31, 2005, Shurgard Europe and its subsidiaries owned, managed or leased 149 properties containing approximately 7.9 million rentable square feet in seven European countries.

As discussed in Note 3, upon the adoption of FIN 46R, we started consolidating Shurgard Europe and First Shurgard as of January 1, 2004, and we started consolidating Second Shurgard at its inception in May 2004. We previously accounted for our investments in Shurgard Europe and First Shurgard using the equity method of accounting.

Shurgard Europe financial information

Following are summarized statements of operations for Shurgard Europe and its subsidiaries. We have eliminated in consolidation with Shurgard, interest income related to the preferred bonds of Shurgard Europe (see Note 23) of $8.7 million, $8.0 million and $6.9 million for the years ended December 31, 2005, 2004 and 2003.

Shurgard Self Storage S.C.A. (3)

Consolidated Statements of Operations

	2005	2004 (1)	2003 (1)
	(in thousands)
Revenue
Storage center operations	$124,928	$101,532	$70,118
Other revenue	101	219	11,376

Total revenue	125,029	101,751	81,494

Expenses
Operating	83,793	74,250	50,373
Real estate development	7,396	4,592	8,928
Depreciation and amortization	24,831	21,090	19,433
Impairment and abandoned project losses	2,294	2,226	1,422
General, administrative and other	8,151	6,509	6,181

Total expenses	124,465	108,667	86,337

Loss from operations	(1,436)	(6,916)	(4,843)

Other Income (Expense)
Interest expense	(44,475)	(36,091)	(36,171)
Loss on derivatives	(4,073)	(1,244)	—
Foreign exchange (loss) gain	(8,034)	4,930	9,830
Interest income and other	224	605	1,520

Other expense, net	(56,358)	(31,800)	(24,821)

Loss before minority interest and income taxes	(57,794)	(38,716)	(29,664)
Minority interest (2)	19,832	13,334	—
Income tax expense	(253)	(46)	(202)

Net loss before cumulative effect of accounting change	(38,215)	(25,428)	(29,866)
Cumulative effect of a change in accounting principle	—	(2,339)	—

Net loss	$(38,215)	$(27,767)	$(29,866)

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Certain prior years’ amounts have been reclassified to conform to the current presentation with no effect on net loss.
(2)	The minority interest represents approximately 80% of the losses attributable to Shurgard Europe’s joint ventures.
(3)	The financial information is presented as used for consolidation purposes with Shurgard and is not representative of Shurgard Europe’s financial information in U.S. GAAP on a stand-alone basis.

Note 6—Goodwill

In 2005, we recognized $3.2 million of goodwill associated with Shurgard Europe’s underlying reporting units upon acquisition of our minority partner’s share of Shurgard Europe (see Note 5).

In 2003, we determined that the remaining goodwill on Storage To Go, LLC (STG), a company that held our containerized storage operations, was fully impaired due to the closure of this activity. As a result, we recorded an impairment loss of $490,000 in 2003.

Note 7—Other Assets and Accounts Payable and Other Liabilities

The following table summarizes other assets by category:

	As of December 31,
	2005	2004
	(in thousands)
Financing costs, net of accumulated amortization of $22,852 in 2005 and $19,121 in 2004	$34,121	$39,976
Trade receivable, net of allowance of $4,681 in 2005 and $3,393 in 2004	14,964	13,206
Prepaid expenses	14,751	15,300
Software costs, net of accumulated amortization of $3,056 in 2005 and $2,134 in 2004	14,638	10,551
Notes receivable	13,868	16,956
Non-competition, trademark and management agreements, net of accumulated amortization of $9,827 in 2005 and $8,464 in 2004	4,186	912
Other accounts receivable	10,958	12,560
Other real estate investments (1)	26	738
Derivatives—assets (see Note 14)	4,709	11,234
Other assets, net of accumulated amortization of $1,575 in 2005 and $2,039 in 2004	7,027	6,771

Total other assets	$119,248	$128,204

(1)	We had an investment in one domestic unconsolidated entity accounted for using the equity method as of December 31, 2004. We sold our investment in that subsidiary in July 2005.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The major components of our amortizable intangible balances are software costs and non-compete agreements, trademark and management agreements. Amortizable intangibles are included in other assets as presented above. We recognized amortization expenses on these intangibles of $2.9 million, $1.4 million and $1.3 million in 2005, 2004 and 2003. The following table summarizes our estimated amortization expense for intangible assets over the next five years (in thousands):

2006	$4,024
2007	4,161
2008	2,916
2009	2,389
2010	1,836

$15,326

The following table presents the components of accounts payable and other liabilities:

	As of December 31,
	2005	2004
	(in thousands)
Accounts payable	$17,937	$22,029
Accrued real estate taxes	12,652	11,620
Accrued personnel cost	15,711	13,124
Accrued interest	15,330	14,164
Prepaid revenue and deposits	28,641	27,489
Taxes payable	15,765	18,086
Accrued expense related to exploration of strategic alternatives	11,350	—
Derivatives—liabilities (see Note 14)	23,997	41,675
Other accrued expenses and liabilities	40,052	32,465

Total accounts payable and other liabilities	$181,435	$180,652

Note 8—Lines of Credit

The following table summarizes our lines of credit:

	December 31, 2005	December 31, 2004	Weighted Average interest rate at December 31, 2005	Weighted Average interest rate at December 31, 2004

	(in thousands)
Unsecured domestic line of credit	$233,500	$297,300	5.46%	3.52%
Unsecured domestic term loan credit facility	350,000	100,000	5.76%	3.53%

	$583,500	$397,300	5.64%	3.52%

In 2005, we entered into a three-year unsecured domestic credit agreement, which includes a revolving credit facility with a group of banks to borrow up to $350 million and a $350 million term loan facility that matures in February 2008. We borrowed the entire available $350 million on the term loan facility and used the proceeds to fund the acquisition of the remaining interest in Shurgard Europe (See Note 5), to finance other

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisitions (See Note 4) and the development of certain of our properties, and to repay borrowings under the revolving credit facility. The revolving credit facility can be extended for one year at our option for a fee. The revolving credit facility and the term loan require monthly interest payments at LIBOR plus 0.90% and LIBOR plus 1.10%, respectively, at December 31, 2005. Downgrades made by bond rating agencies in July 2005 to our senior unsecured debt rating resulted in an increase of 0.2% (included in above rates) in our interest rate on the domestic line of credit and term loan agreements. As of December 31, 2005, availability under the revolving credit facility was $116.5 million. The domestic credit agreement requires us to maintain quarterly maximum total debt and secured debt to gross asset value ratios and minimum adjusted EBITDA to fixed charges and unencumbered net operating income to unsecured interest expense ratios. The financial covenants also require us to maintain a minimum tangible net worth. A breach of these covenants and other various covenants may result in an acceleration of the maturity of amounts outstanding. The domestic credit agreement restricts our distributions to a maximum of 105% of Adjusted Funds from Operations (Adjusted FFO) for up to four consecutive quarters; after that it must not exceed 95% of Adjusted FFO. Adjusted FFO is defined in the domestic credit agreement as (i) net income (calculated in accordance with GAAP) excluding non-recurring gains and losses on or from operating properties; plus (ii) depreciation and amortization; and after adjustments for unconsolidated subsidiaries. Adjusted FFO excludes the effects of charges and costs associated with the takeover proposal and exploration of strategic alternatives. Contributions to Adjusted FFO from unconsolidated subsidiaries are reflected in Adjusted FFO in proportion to borrower’s share of such unconsolidated subsidiaries. The quarterly distributions did not reach 95% of the Adjusted FFO in 2005. As of December 31, 2005, we were in compliance with these financial covenants.

As of December 31, 2004, we had an unsecured domestic line of credit to borrow up to $360 million, an unsecured term loan agreement for an additional $100 million and an unused line of credit for the Storage Center Trust available for the financing of the properties under our tax retention operating leases. These facilities required monthly interest payments at LIBOR plus 1.25%. Both facilities matured on February 26, 2005 and we refinanced them with borrowings on our new credit facilities discussed above.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Notes Payable

Notes payable consisted of the following:

	As of December 31,
	2005	2004
	(in thousands)
Domestic Notes payable (1)
5.875% senior unsecured notes due in 2013	$200,000	$200,000
7.75% senior unsecured notes due in 2011	200,000	200,000
7.625% senior unsecured notes due in 2007	50,000	50,000
Fixed rate mortgage notes payable	167,331	169,510
Maturity dates range from 2006 to 2015
Interest rates range from 4.95% to 8.9%
Variable rate mortgage notes payable	81,410	75,231
Maturity dates range from 2006 to 2010
Interest rates range from 6.29% to 7.25%

European Notes payable (1)
Collateralized €325 million notes payable due in 2011	384,889	443,299
Interest rate of 2.68% (EURIBOR + 0.51%)
First Shurgard and Second Shurgard	185,931	137,764
Senior credit agreements
Maturity dates range from 2008 to 2009
Interest rate of 4.58% (EURIBOR + 2.25%)
Capital leases	6,010	11,112
Maturity dates range from 2011 to 2052
Interest rates range from 6% to 14%

	1,275,571	1,286,916
Discount on domestic senior notes payable	(610)	(695)
Premium on domestic mortgage notes payable	759	981

Total Notes Payable	$1,275,720	$1,287,202

(1)	All maturities and interest rates are as of December 31, 2005.

First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to €272.5 million ($322.7 million as of December 31, 2005). As of December 31, 2005, the available amount under those credit facilities was, in aggregate, €115.5 million ($136.8 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis and can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. In December 2004, we notified the agent for the lenders of First Shurgard’s credit facility that First Shurgard would require modifications to certain of its covenants in order to be in compliance. The lenders agreed to modifications of these covenants in February 2005. No default or acceleration of the credit facility was declared by the lenders. As of December 31, 2005, we were in compliance with the revised covenants. Borrowings under both the First Shurgard and Second Shurgard credit facilities were such that they could only be used to fund property development costs of First Shurgard and Second Shurgard. In January 2006, we amended Second Shurgard’s credit agreement such as to allow for borrowings for up to €21.9 million ($25.9 million as of December 31, 2005) to be used for acquisition of existing self-storage properties including properties under capital leases.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2005, we renewed a domestic variable rate mortgage note payable at maturity. The note is collateralized by 21 self-storage properties and bears interest of LIBOR plus 1.5%. This amendment increased the principal amount of the borrowing by $0.7 million to $67.0 million and extended the term to December 2008.

In February 2005, we entered into one new domestic mortgage agreement to partially finance the purchase of a storage center in North Carolina (see Note 4). This $2.2 million note matures in February 2010 and bears monthly interest of LIBOR plus 2%. At December 31, 2005, we had three loan agreements to develop three new properties. We had drawn $3.5 million under these loans and $5.0 million remained available for draw. Also, in July 2005, we refinanced two of our fixed interest rate mortgages into one new $3.1 million fixed interest rate mortgage bearing a 4.95% interest rate and maturing in August 2015.

As of December 31, 2005 and 2004, our notes payable were collateralized by storage centers with net book values of $1.42 billion and $1.18 billion, respectively.

At December 31, 2005, scheduled amortization and maturities of all notes payable, excluding capital leases, for the next five years and thereafter were as follows (in thousands):

Year	Total
2006	$9,226
2007	64,310
2008	230,542
2009	37,976
2010	10,631
Thereafter	916,876

$1,269,561

Participation Rights

In 2000 and prior, we formed joint ventures in which our partners’ rights, including rights to redeem their interests at amounts determined in the related agreements, were substantively participating mortgages. We accounted for these joint ventures as financing arrangements, and, as such, recognized all activities related to those properties in our financial statements. On the formation of the ventures, we recognized participation rights liabilities and related discounts on the underlying liabilities for the estimated fair values of the partners’ shares of the joint ventures based on the best evidence available to us. The discounts were amortized as a component of interest expense based on estimated dates of redemptions. We retired our remaining participation rights in December 2004, when we acquired our joint venture partner’s interest. In 2004 and 2003, we recognized $1.1 million and $5.5 million, respectively, in amortization income. The adjustments to amortization were based on re-evaluations of our estimated participation rights liability each period based on the performance of the related properties and estimates of the rights’ retirement dates. Also, in 2003 we recognized a $7.5 million impairment loss in relation with four properties associated with these participation rights.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Lease Obligations

We lease certain parcels of land, buildings and equipment. We also have five properties in Belgium and the Netherlands under capital leases with purchase options on the Belgian properties exercisable in 2011 and 2022. The future minimum rental payments required under these leases are as follows (in thousands):

	Operating leases (1)	Capital leases	Total
2006	$9,509	$618	$10,127
2007	8,512	630	9,142
2008	7,265	642	7,907
2009	6,584	654	7,238
2010	5,200	604	5,804
Thereafter	143,852	33,784	177,636

	$180,922	$36,932	$217,854

(1)	Certain of our European land operating leases have indefinite terms or extension options exercisable at discretion of the lessee. For such land leases we have disclosed operating lease obligations over the estimated useful life of the related property.

The present value of net minimum capital lease payments at December 31, 2005, was as follows (in thousands):

Present value of net minimum capital lease payments
Capital lease total future payments	$36,932
Amount representing interest	(30,922)

Present value of net minimum capital lease payments	$6,010

Expenses under operating leases were approximately $8.4 million, $6.3 million and $5.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Certain of our land leases include escalation clauses, and we recognize related lease expenses on a straight-line basis. Several of our lease agreements have rent amounts contingent on our storage centers’ revenue. Our lease expense due to contingent rent was $280,000, $150,000 and $180,000, in 2005, 2004 and 2003, respectively.

The net book value of properties under capital leases was $6.1 million and $9.8 million as of December 31, 2005 and 2004, respectively, net of accumulated depreciation of $1.2 million and $2.9 million, respectively. We recognize depreciation expense on these properties in depreciation and amortization on the consolidated statements of operations.

Note 11—Restructuring and Exit Costs

Upon acquiring the remaining minority interest, we announced a plan to change the management structure of Shurgard Europe, including the consolidation of certain national offices, and recorded charges associated with these activities, including certain termination benefits payable to certain involuntarily terminated employees and lease termination costs relating to certain leased office facilities that we ceased using in 2005. Under this plan, we also announced that we would undertake further cost reduction initiatives through the end of 2007. In 2005, we started implementing cost reductions by consolidating certain departments and we reduced the number of positions in operations management, real estate and finance groups in various countries. We recorded the charges

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to these cost reduction initiatives as the various initiatives take effect. We also recognized a liability for lease termination costs based on the remaining rental payments under the lease less estimated market sublease payments we might receive should we sublease the space. The operating leases for facilities we have ceased to use expire in 2009. Under this plan, we recognized expenses of $2.4 million in 2005, including $2.0 million in severance payments and $0.4 million for lease obligations that are included in general administrative and other on our consolidated statement of operations. As of December 31, 2005, we had an outstanding liability of $630,000. We expect to incur additional expenses in 2006 and 2007 as further reorganization decisions are made.

In December 2001 and 2003, our board of directors approved exit plans to discontinue our containerized storage operations. In connection with these decisions, we accrued incremental costs expected to be incurred during the closing of the warehouses affected by our exit plan. As of December 31, 2005, we had a remaining liability under warehouse operating lease obligations through 2008. The liability is recognized at its fair value for the remaining lease rentals, reduced by estimated sublease rentals and is reevaluated periodically. As of December 31, 2005, we had entered into subleasing agreements for all seven warehouses, including some on a month-to-month basis.

Since 2001, we have incurred $5.3 million of exit costs related to containerized storage operations. The following table summarizes costs incurred for exiting our containerized storage operations since January 2003:

(in thousands)
Total accrued exit costs as of January 1, 2003	$1,019
Payments made	(507)

Total accrued exit costs as of December 31, 2003	512
Exit costs	2,276
Payments made	(1,304)

Total accrued exit costs as of December 31, 2004	1,484
Exit costs	271
Payments made	(982)

Total accrued exit costs as of December 31, 2005	$773

Note 12—Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 1994. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent years. Even if we qualify for taxation as a REIT, we are subject to certain state and local taxes on income and property, and to federal income and excise taxes on undistributed taxable income. In addition, taxable income from non-REIT activities managed through our taxable REIT subsidiaries is subject to federal, state and local income taxes and our European subsidiaries are subject to certain income taxes in the respective jurisdictions of the countries in which they operate. As of December 31, 2005, we believe we were in compliance with REIT requirements.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following reconciles our net income to the adjusted REIT taxable income:

	2005 (estimate)	2004 (actual)	2003 (actual)
	(in thousands)
Net income	$11,659	$45,295	$37,638

Adjustments to earnings of European subsidiaries	53,680	39,775	20,329
Costs related to takeover proposal and exploration of strategic alternatives	13,775	—	—
Stock grant compensation	(5,168)	(4,782)	(2,353)
Settlement reserves	(2,693)	2,790	144
Investment in U.S. partnerships and joint ventures	2,280	365	9,055
Travel and entertainment	302	273	222
Unrealized (gain) loss on financial instruments	(1,951)	(630)	2,194
Adjustments to earnings of taxable REIT subsidiaries	(749)	218	3,035
Depreciation and amortization	10,702	9,860	597
Gain on disposition of assets	284	193	2,540
Workmen’s compensation	(343)	1,840	1,336
Unrealized loss (gain) on foreign exchange	2,473	(2,172)	(230)
Professional fees	843	(2,749)	4,781
Prepaid rent	(143)	307	314
Section 162(m) limitation	183	1,171	—
Accrued compensation	846	915	453
Other items	71	68	(208)

Adjusted REIT taxable income subject to the 90% distribution requirement	$86,051	$92,737	$79,847

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2005, 2004 and 2003, distributions paid per share were taxable as follows:

	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$1.47	65.9%	$1.52	69.4%	$1.67	77.7%
Capital gains	0.22	9.9%	0.32	14.6%	0.06	2.8%
Return of capital	0.54	24.2%	0.35	16.0%	0.42	19.5%

	$2.23	100.0%	$2.19	100.0%	$2.15	100.0%

Additionally, during 2005 we paid dividends on our Series C and Series D cumulative redeemable preferred stock of $1.63 and $1.64 per share, respectively. Of these amounts, 87.0% consisted of ordinary dividends and 13.0% consisted of capital gain dividends.

In 2005, we transferred ownership interests of certain properties from a taxable entity to the REIT and recorded approximately $410,000 of U.S. federal and state income tax expense related to this transaction. Also, certain European subsidiaries have started generating taxable income resulting in income tax expense in 2005. In 2003, we recognized a $1.6 million tax expense for Recom, a Belgian subsidiary that we started consolidating that year. As of December 31, 2005 and 2004, we had tax liabilities of $870,000 and $1.9 million, respectively.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated U.S. income from continuing operations before income tax expense was $27.5 million, $63.4 million and $40.6 million for 2005, 2004 and 2003, respectively. The corresponding amounts from foreign based operations were losses of $27.7 million, $34.1 million and $3.8 million, respectively.

Our income tax expense consisted of the following components:

	2005	2004	2003
	(in thousands)
Federal	$386	$27	$—
State	73	—	—
Foreign	177	45	1,611

Total income tax expense	$636	$72	$1,611

The components of deferred tax assets (liabilities) for Shurgard’s taxable operations are included in the table below. As of December 31, 2005 and 2004, we had established a valuation allowance for the value of our deferred tax assets. Given the history of losses of our taxable operations, we have concluded there is insufficient evidence at this point to justify recognition of the benefits of these deferred tax assets on our books. Our domestic TRS entities have started to generate taxable income, which resulted in a reduction of our domestic deferred tax assets as of December 31, 2005 compared to 2004. As of December 31, 2005, we had U.S. federal net operating loss carryforwards of $24.1 million that will expire starting in 2012. Additionally, as of December 31, 2005, we had U.S. state and local net operating loss carryforwards of $11.8 million that will start expiring in 2006. We had $307.4 million of net operating loss carryforwards from our European operations as of December 31, 2005. This amount may be carried forward indefinitely. On March 6, 2006, we entered into an Agreement and Plan of Merger (see Note 22) with Public Storage, Inc., that contemplates a merger whereby we will be merged with and into a subsidiary of Public Storage, Inc. Upon merger it is possible that part of the net operating loss carryforwards described above could be lost, in whole or in part, depending upon the type of transaction.

The foreign and domestic components of our net deferred tax asset were as follows:

	2005	2004
	(in thousands)
Domestic	$9,627	$10,592
Foreign	95,062	77,019

Net deferred tax asset before valuation allowance	104,689	87,611
Valuation allowance	(104,689)	(87,611)

Net deferred tax asset	$—	$—

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities were as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$106,580	$105,888
Net unrealized loss on derivatives	5,575	—
Losses on asset recognition	591	503
Accrual of warehouses exit costs	263	595
Other	791	1,164
Deferred tax liabilities:
Depreciation	(5,579)	(9,028)
Exchange translation on bonds payable	(3,186)	(6,888)
Other	(346)	(4,623)

Net deferred tax asset before valuation allowance	104,689	87,611
Valuation allowance	(104,689)	(87,611)

Net deferred tax asset	$—	$—

We increased our valuation allowance for deferred tax assets by $17.1 million, $78.2 million and $1.0 million in 2005, 2004 and 2003, respectively.

Note 13—Shareholders’ Equity

Shurgard has 40 million shares of preferred stock authorized, of which 2.8 million shares have been designated as Series A junior participating preferred stock (none of which were issued or outstanding at December 31, 2005), 2 million shares have been designated as Series C cumulative redeemable preferred stock (all of which were issued and outstanding at December 31, 2005) and 3.45 million shares have been designated as Series D cumulative redeemable preferred stock (all of which were issued and outstanding at December 31, 2005). The board of directors is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series and the designation thereof.

Our Series C and Series D cumulative redeemable preferred stock earn quarterly dividends at rates of 8.70% and 8.75% of their liquidation preferences, respectively. Our series C cumulative redeemable preferred stock became callable at our option in December 2003, at a redemption price of $25 per share. Our Series D cumulative redeemable preferred Stock became callable at our option in February 2006, at a redemption price of $25 per share. On December 1, 2005, our board of directors declared preferred dividends for our Series C and Series D cumulative redeemable preferred stock for the fourth quarter of 2005 at a rate of $0.54 and $0.55 per share, respectively. The aggregate amount of these preferred stock dividends was $3.0 million and was accrued in other liabilities on the consolidated balance sheet as of December 31, 2005.

In 2005, we acquired CPI, which owns two storage properties in Florida (see Note 4). We issued 127,684 shares of Class A common stock ($5.5 million) in connection with this purchase. We allocated the amount of the consideration to storage centers and related assets acquired.

In October 2003, we issued 395,000 shares of our Class A common stock in connection with our purchase of our European operating partners’ interest in Recom and Shurgard Europe.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 11, 2003, we raised approximately $178.2 million through the sale to the public of 5.75 million shares of Class A common stock. We used approximately $101.6 million of the proceeds to fund the acquisition of an additional 19.7% ownership interest in Shurgard Europe. We used the additional proceeds to repay a portion of the indebtedness under our line of credit, which included amounts we borrowed to purchase the 36 properties that we previously operated under our tax retention operating leases and to fund our additional investment in Recom.

In June 2003, we issued 3,050,000 shares of Class A common stock in connection with our purchase of Minnesota Mini-Storage at closing and issued an additional 50,000 shares in September 2004 when the transaction was finalized.

Note 14—Derivative Financial Instruments

We use derivative instruments to manage risks associated with movements in interest rates and foreign currency exchange rates. We report derivative financial instruments at fair value on our consolidated balance sheets in other assets and other liabilities and had the following balances as of December 31:

	December 31, 2005	December 31, 2004
	(in thousands)
Assets
Debt-related contracts	$2,792	$5,612
Foreign currency exchange contracts	1,917	5,622

	$4,709	$11,234

Liabilities
Debt-related contracts	$(21,778)	$(39,586)
Foreign currency exchange contracts	(2,219)	(2,089)

	$(23,997)	$(41,675)

As of December 31, 2005 and 2004, the balance in accumulated other comprehensive income (loss) related to derivative transactions was a loss of $9.5 million and of $9.9 million, respectively.

In the United States we had entered into interest rate swaps that were not designated as hedges, which matured in February 2005 and were settled for $14.9 million.

In March 2002, we entered into a fixed to variable interest rate swap for $50 million of the senior notes payable due in 2004. We designated this hedge as a fair value hedge. We recognized the gain or loss on the swap and the bonds in earnings and adjusted the carrying value of the bonds accordingly. On August 20, 2002, we terminated these swaps at a gain of $2 million. We amortized this gain to interest expense as an adjustment to the carrying value of the bonds over the remaining life of the bonds using the effective interest method. For the years ended December 31, 2004 and 2003, interest expense was reduced by $380,000 and $1.2 million respectively, for amortization of the gain. We repaid the bonds in full in April 2004.

Shurgard Europe has entered into an interest rate swap to effectively fix EURIBOR at 3.714% through October 2011 on €325 million of variable rate debt. This swap is designated as a cash flow hedge and was a liability of $12.9 million and $12.7 million at December 31, 2005 and 2004, respectively. Shurgard Europe has also entered into foreign currency exchange derivatives designated as cash flow hedges. These instruments were liabilities of $1.7 million and assets of $940,000 at December 31, 2005 and assets of $2.1 million and liabilities

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $1.5 million at December 31, 2004. We had undesignated interest rate caps for interest rate changes between October 2011 and October 2014 that we entered into as part of Shurgard Europe’s bond issuance. Shurgard Europe’s interest rate cap was an asset of $2.8 million at December 31, 2005, and expires in October 2014. To offset the earnings impact of this cap, we sold two interest rate caps with terms, that combined, reciprocate those of Shurgard Europe’s cap. These caps were liabilities of $3.0 million at December 31, 2005.

First Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. In June 2005, we determined that one of these swaps ceased to be an effective hedge and no longer qualified for hedge accounting. Accordingly, we are reclassifying the related accumulated other comprehensive loss of €230,000 ($280,000 at December 31, 2005) to earnings through the swaps’ maturity in March 2006. We expect to reclassify approximately $95,000 to earnings for this instrument in 2006.

(The weighted-average notional amounts and fixed pay rates of these swaps still designated as cash flow hedges are as follows (euros in millions):

	2006	2007	2008
Notional amounts	€123.6	€118.8	€45.1
Weighted-average pay rates	3.7%	3.8%	3.8%

The swap agreements were liabilities of $2.7 million and $4.1 million at December 31, 2005 and 2004, respectively.

First Shurgard has also entered into foreign currency exchange derivatives designated as cash flow hedges or economic hedges of net investments in subsidiaries outside the euro zone. These instruments, which mature in May 2008, were liabilities of $0.5 million at December 31, 2005 and assets of $0.8 million and liabilities of $0.5 million at December 31, 2004. We recognized a gain of $0.8 million and $0.3 million in currency translation adjustment on our consolidated balance sheet for those derivatives for the same periods.

In connection with financing agreements, First Shurgard also entered into call options maturing on May 27, 2008, for the purchase of €15 million equating to $18.6 million at a fixed exchange rate. This transaction does not qualify for hedge accounting. These instruments were assets of $970,000 and $2.7 million at December 31, 2005 and 2004, respectively.

Second Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. The weighted-average notional amounts and fixed pay rates of these swaps are as follows (euros in millions):

	2006	2007	2008	2009
Notional amounts	€91.4	€123.3	€125.2	€69.3
Weighted-average pay rates	3.8%	3.7%	3.7%	3.7%

These swap agreements were liabilities of $3.1 million and $2.8 million at December 31, 2005 and 2004, respectively.

In 2005 and 2004, we recognized a loss of $0.4 million and $0.7 million, respectively, for hedge ineffectiveness in (interest expense/foreign exchange gain/loss) in our consolidated statements of operations.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Foreign operations

We conduct our foreign operations through Shurgard Europe and other European subsidiaries, which we started consolidating as of January 1, 2004. Our European revenues amounted to $126.5 million, or 26%, and $102.1 million, or 24%, of total revenue for the years ended December 31, 2005 and 2004, respectively.

As a result of our international operations, we recorded a $9.7 million foreign exchange loss, a $6.2 million foreign exchange gain and a $430,000 foreign exchange loss for the years ended December 31, 2005, 2004 and 2003, respectively.

Through July 1, 2005, we were exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that is not denominated in the functional currency of the subsidiary or the investee. In connection with the acquisition of the remaining interest in Shurgard Europe, we reevaluated our plans and expectations with respect to repayment of certain intercompany debt with our European subsidiaries and determined that it is prospectively a long-term-investment as defined in SFAS 52, “Foreign Currency Translation.” Accordingly, we do not recognize exchange gains or losses on such intercompany debt in our consolidated statements of operations. Rather, beginning July 1, 2005, we report these translation adjustments as a component of other comprehensive income (loss). We had a foreign exchange loss of $9.2 million in net income related to this intercompany debt during 2005 compared to a gain of $6.5 million during 2004. We recorded losses of $1.3 million related to this intercompany debt during 2005, as a component of other comprehensive income (loss).

Included in accumulated other comprehensive income was a cumulative foreign currency translation adjustment loss of $4.1 million as of December 31, 2005, and a gain of $12.7 million as of December 31, 2004.

Note 16—Stock Compensation and Benefit Plans

Summary of Stock Compensation Plans

Our stock compensation plans provide for the granting of options, as well as restricted stock awards, performance awards, stock unit awards and distribution equivalent rights. As of December 31, 2005, we had outstanding grants under several stock option and long-term incentive compensation plans. Our 1993 Stock Option Plan for Employees and Stock Option Plan for Non-employee Directors, as amended during 1995, expired in 2003. Our 1995 Long-Term Incentive Compensation Plan expired in 2000, and the remaining outstanding options under the plan will expire in or before 2010.

In 2005 and 2004, we made grants under both the 2000 Long-Term Incentive Compensation Plan (the 2000 Plan), and the 2004 Long-Term Incentive Compensation Plan (the 2004 Plan) that was approved by shareholders in June 2004. In 2003, we made grants under the 2000 Plan. The purpose of the 2004 Plan is to enhance the long-term profitability and shareholder value of the Company by offering incentives and rewards to those employees, officers, directors, consultants and agents of Shurgard and its subsidiaries who are key to our growth and success. The 2004 Plan is also intended to encourage such persons to remain in the service of Shurgard and its subsidiaries and to acquire and maintain stock ownership in Shurgard. Both the 2000 Plan and the 2004 Plan permit the plan administrator to authorize loans, loan guarantees or installment payments to assist award recipients in acquiring shares pursuant to awards, but contain certain limitations imposed by tax legislation. Both plans require mandatory acceleration of vesting in the event of certain mergers and consolidations or a sale of substantially all the assets or a liquidation of Shurgard, except where such awards are assumed or replaced in the transaction. The 2000 Plan and the 2004 Plan allow for grants to consultants and agents as well as our officers, directors and key employees.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2000 Plan provides for the granting of up to 2.8 million shares of our Class A common stock. Approximately 20,000 authorized shares remained available for future grants under this plan as of December 31, 2005. The 2004 Plan provides for the granting of up to 3.5 million shares of our Class A common stock. Approximately 3.1 million authorized shares were available for future grants under this plan as of December 31, 2005.

Stock Options

Each stock option provides the recipient the right to purchase shares of our Class A common stock at the fair market value of our common stock as of the date of grant. Stock options have a ten-year term from the grant date and vest over a three-year period under the 2000 Plan and a minimum of four years under the 2004 Plan with a vesting schedule determined by the plan administrator at the time of grant.

The fair value of options granted under our stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions as follows:

Weighted average assumptions used for

Black-Scholes option-pricing model

	2005	2004	2003
Dividend yield	4.02%	5.55%	7.97%
Expected volatility	20%	22%	23%
Risk free interest rate	4.43%	3.59%	2.94%
Expected life (in years)	5.5	5.5	5.6
Fair value per option (1)	$8.83	$5.04	$3.12

(1)	Weighted averages of option grants during each period.

The following table summarizes changes in options outstanding under the plans:

	2005		2004		2003
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Outstanding, January 1,	2,727,970	$31.64	2,887,294	$28.21	2,896,461	$26.17
Granted	402,180	$56.07	605,203	$42.09	492,350	$36.43
Forfeited	(90,533)	$37.88	(88,262)	$33.19	(72,283)	$23.67
Exercised	(222,030)	$29.11	(676,265)	$26.17	(429,234)	$29.46

Outstanding, December 31,	2,817,587	$35.11	2,727,970	$31.64	2,887,294	$28.21

Exercisable, December 31,	1,896,545	$29.04	1,727,562	$27.13	1,982,611	$25.67

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices per share	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Number of options	Weighted average exercise price
$21.63 to $25.99	756,390	$23.28	4.2 years	756,390	$23.28
$26.00 to $31.99	746,282	$29.76	5.0 years	746,282	$29.76
$32.00 to $41.99	433,008	$37.21	7.9 years	282,655	$37.14
$42.00 to $57.71	881,907	$48.75	9.3 years	111,218	$42.77

	2,817,587	$35.11	6.6 years	1,896,545	$29.04

Restricted Stock

Restricted shares entitle the grantees to all shareholder rights with respect to voting and receipt of dividends during the restriction period, except restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of prior to vesting. The shares generally vest ratably over 5 years. If a grantee’s employment is terminated prior to the end of the five-year period, the unvested shares will be forfeited. The table below presents the activity for restricted shares:

	2005	2004	2003
	(in thousands except share and per share data)
Restricted shares granted (1)	37,528	51,130	101,650
Restricted shares forfeited	(8,656)	(8,317)	(3,651)
Average fair value of restricted shares granted	$56.66	$41.68	$37.08
Compensation expense for restricted shares	$1,575	$2,559	$948

(1)	The 2003 grants include a special award to an officer in December 2003 of 38,889 shares of restricted stock with an accelerated vesting term of six months and 17,584 shares with ratable vesting over a four-year term commencing in December 2003.

Other Stock Compensation and Benefit Plans

In 1996, we established an employee stock purchase plan under which U.S. employees can elect to purchase Shurgard stock through regular periodic payroll deductions without paying broker commissions. This plan provides for potential price discounts of up to 15%. Since January 2000, a 10% discount has been offered to employees under this plan.

We have an employee retirement savings plan, which includes an employee incentive savings plan (the 401(k) plan) and an employee stock ownership plan (the ESOP), in which substantially all our U.S. employees are eligible to participate. Under the 401(k) plan, each year, employees may contribute an amount not to exceed the maximum allowable by law. We match a portion of employee contributions in cash. Our expense for contributions to the 401(k) plan was approximately $880,000, $680,000 and $580,000 for 2005, 2004 and 2003, respectively. Employees may direct the investment of all contributions to the 401(k) plan in one or more of ten mutual fund investment options administered by a third party, but cannot invest them directly in Shurgard stock. Under our ESOP, U.S. employees may receive discretionary annual awards of Shurgard stock that are determined as a percentage of the eligible employees’ salaries. ESOP contributions are funded in cash, which the plan uses to

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase Shurgard stock on the open market. Funded shares are held in individual participant accounts and may not be sold by participants while they are in the employ of Shurgard. Our expense for contributions to the ESOP was approximately $800,000, $720,000 and $620,000 for 2005, 2004 and 2003, respectively.

In 2004, we implemented a stock appreciation rights plan in Europe whereby participants are entitled to receive a payment based on the appreciation of our common stock and dividends paid over the vesting period. The rights fully vest at the end of a three-year period and are generally forfeited if a participant’s employment is terminated prior to maturity. We recognize a liability for these rights and adjust it each reporting period based on the current stock price and dividend rights accrued for all rights outstanding. The expense is recognized through earnings ratably over the three-year vesting period. If a right is forfeited, we reduce the liability to reflect the forfeiture and reverse the compensation expense previously recognized. In 2005, we recognized compensation expense of approximately $760,000 related to this plan, compared to $670,000 in 2004. Also, we recognized expenses of $1.1 million and $970,000 in 2005 and in 2004, respectively, for various defined contribution plans in Europe.

We have entered into an agreement with each of our executive officers that provides for payments in the event that the officer’s employment is terminated by us other than for cause, or by the employee for good reason, within two years after certain business combination transactions, including, but not limited to, the proposed merger with Public Storage, Inc. (Public Storage). In the event of such a termination, the officer would be entitled to payment of two and one-half times his or her annual salary plus his or her bonus. In addition, in the event the payments made under one of these agreements are subject to certain taxation, the officer would be entitled to additional payments necessary to reimburse him or her for such additional tax payment.

Note 17—Shareholder Rights Plan

In March 2004, we adopted an amended and restated rights agreement and declared a distribution of one right for each outstanding share of our common stock. The rights expire in March 2014. Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of Series A junior participating preferred stock at a purchase price of $110, subject to adjustment. The rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock, other than in connection with a transaction approved by our board of directors. If a person or group acquires more than 10% of the then outstanding shares of common stock, each right will entitle its holder to purchase, common stock (or, in certain circumstances, cash, property or other securities of Shurgard) having a value equal to two times the exercise price of the right. In addition, if Shurgard is acquired in a merger or other business combination transaction other than a transaction approved by our board of directors, each right will entitle its holder to purchase that number of the acquiring company’s common shares having a market value of twice the right’s exercise price. We will be entitled to redeem the rights at $0.0001 per right at any time prior to the earlier of their expiration or the time that a person has acquired a 10% position. In March 2006, we amended the rights agreement (i) to clarify that the rights agreement does not apply to, and the rights are not exercisable in connection with, our the Agreement and Plan of Merger (Merger Agreement) dated March 6, 2006, with Public Storage or the proposed merger that it contemplates and (ii) to provide that in addition to the expiration provisions set forth in the rights agreement, the rights will expire at the effective time of the proposed merger. The rights do not have voting or distribution rights, and until they become exercisable, have no dilutive effect on our earnings.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Net Income Per Common Share

The following summarizes the computation of basic and diluted earnings per share:

	2005	2004	2003
	(in thousands except share data)
Results of operations—Numerator
(Loss) income from continuing operations	$(867)	$29,231	$35,148
Preferred distributions and other	(12,153)	(12,193)	(12,082)

(Loss) income from continuing operations available to common shareholders	(13,020)	17,038	23,066
Discontinued operations	12,526	18,403	2,490
Cumulative effect of accounting changes	—	(2,339)	—

Net (loss) income available to common shareholders	$(494)	$33,102	$25,556

Weighted average share amounts—Denominator
Basic weighted average shares outstanding	46,660	45,968	40,406
Effect of dilutive stock based awards	—	658	582

Diluted weighted average shares outstanding	46,660	46,626	40,988

Basic per share amounts
(Loss) income from continuing operations available to common shareholders	$(0.28)	$0.37	$0.57
Discontinued operations	0.27	0.40	0.06
Cumulative effect of accounting changes	—	(0.05)	—

Net (loss) income available to common shareholders	$(0.01)	$0.72	$0.63

Diluted per share amounts
(Loss) income from continuing operations available to common shareholders	$(0.28)	$0.37	$0.56
Discontinued operations	0.27	0.39	0.06
Cumulative effect of accounting changes	—	(0.05)	—

Net (loss) income available to common shareholders	$(0.01)	$0.71	$0.62

We have excluded the following non-dilutive stock options and unvested common stock awards for certain periods from the computation of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares or the Company incurred a loss from continuing operations available to common shareholders during the reporting period:

	2005	2004	2003
Number of options	2.8 million	531,000	416,000
Range of exercise prices	$21.63 to $57.71	$38.61 to $43.68	$33.91 to $37.60
Expiration on or before	December 2015	December 2014	December 2013
Unvested common stock awards	113,000	41,000	94,000

Note 19—Discontinued Operations

In 2004, we designated eight storage centers, six of which are located in California and the others in Texas and Washington, as discontinued operations. We sold six of those properties in 2004 for an aggregate gain of

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$16.2 million. We sold the remaining two in 2005 for aggregate proceeds of $14.1 million and an aggregate gain of $6.4 million.

In 2005, we designated five additional properties; one of which is in Arizona and four of which are in Washington as held for sale. We have sold the Arizona storage center and two of the Washington storage centers for aggregate proceeds of approximately $10.7 million, resulting in aggregate gains of approximately $5.4 million. As of December 31, 2005, we had two storage centers designated as held for sale. We have presented the results of operations and gains on sales of these storage centers as discontinued operations for all periods presented. The storage centers held for sale were included in our domestic Same Store segment.

The following table summarizes income from discontinued operations:

	2005	2004	2003
	(in thousands)
Discontinued operations:
Revenue	$1,581	$5,019	$5,932
Operating expense	(735)	(2,113)	(2,506)
Depreciation and amortization	(151)	(729)	(936)

Operating income from discontinued operations	695	2,177	2,490
Gain on sale of properties	11,831	16,226	—

Discontinued operations	$12,526	$18,403	$2,490

Note 20—Segment Reporting

Shurgard currently has four reportable segments: Domestic Same Store and New Store and European Same Store and New Store. We have adjusted the previously reported segment information for 2003 to include our European segments’ information; however, the new composition of our segments is additive only and does not change previously reported segment results for our domestic operations. For the purpose of reconciliation of the segment reporting to the consolidated statement of operations, the 2003 results of our European segments are classified in unconsolidated joint ventures.

Our definition of Same Store includes existing storage centers acquired prior to January 1 of the previous year, as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in approximately 24-48 months. New Store includes existing facilities that had not been acquired as of January 1 of the previous year, as well as developed properties that have not been operating a full two years as of January 1 of the current year.

These reportable segments allow us to focus on improving results from our existing real estate assets and renting up our new facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. NOI is defined as storage center operations revenue less direct operating expenses, but does not include any allocation of indirect operating expenses. Indirect and leasehold expenses include land or building lease expense and certain shared property costs such as bank fees, district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Indirect operating expenses are allocated to storage centers based on number of months in operation during the period and do not include containerized storage operations, internal real estate acquisition costs or abandoned development expenses.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Using the definition of Same Store and New Store described above, the portfolio of assets reported in these segments changes from year to year. Assets transition from New Store to Same Store over time. As of December 31, 2005, the goodwill balance was $27.4 million of which we allocated $24.2 million to our domestic reporting units and $3.2 million to our European reporting units. The following table illustrates the results using the 2005 Same Store and New Store bases for reportable segments as of and for the years ended December 31, 2005 and 2004. Same Store includes all storage centers acquired prior to January 1, 2004, and developments opened prior to January 1, 2003. New Store represents all storage centers acquired after January 1, 2004, and developments opened after January 1, 2003. As of December 31, 2005, our Same Store group included results from two properties that we held for sale. Other Stores include properties no longer in service, properties closed in the process of being redeveloped, or disposed properties in which we have no remaining ownership interest as of December 31, 2005.

	2005
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Stores	Discontinued Stores	Total
	(in thousands)
Storage center operations revenue	$329,002	$23,432	$101,819	$24,698	$922	$(1,581)	$478,292
Direct operating expense	112,002	11,545	42,592	20,714	349	(587)	186,615

Net operating income	217,000	11,887	59,227	3,984	573	(994)	291,677

Indirect expense	16,989	1,453	11,907	6,512	69	(148)	36,782
Leasehold expense	4,157	379	2,299	325	—	—	7,160

Indirect and leasehold expense	21,146	1,832	14,206	6,837	69	(148)	43,942

Net operating income (loss) after indirect and leasehold expense	$195,854	$10,055	$45,021	$(2,853)	$504	$(846)	$247,735

Segment operating storage center assets, net	$1,395,141	$211,201	$710,284	$359,527	$3,112	$(2,175)	$2,677,090

Total Storage center additions	$221,534	$68,383	$58,318	$103,855	$—	$—	$452,090

	2004
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Stores	Discontinued Stores	Total
	(in thousands)
Storage center operations revenue	$309,228	$7,010	$90,948	$11,161	$5,195	$(5,019)	$418,523
Direct operating expense	103,583	5,759	41,141	13,973	2,026	(1,777)	164,705

Net operating income	205,645	1,251	49,807	(2,812)	3,169	(3,242)	253,818

Indirect expense	14,975	664	12,025	5,291	276	(336)	32,895
Leasehold expense	4,114	53	1,892	215	—	—	6,274

Indirect and leasehold expense	19,089	717	13,917	5,506	276	(336)	39,169

Net operating income (loss) after indirect and leasehold expense	$186,556	$534	$35,890	$(8,318)	$2,893	$(2,906)	$214,649

Segment operating storage center assets, net	$1,414,307	$164,591	$759,374	$299,657	$9,230	$—	$2,647,159

Total Storage center additions	$205,900	$99,248	$16,375	$100,392	$—	$—	$421,915

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the results using the 2004 Same Store and New Store base for reportable segments as of and for the years ended December 31, 2004 and 2003. Same Store includes all storage centers acquired prior to January 1, 2003, and all developments opened prior to January 1, 2002. New Store represent all storage centers acquired after January 1, 2003, and developments opened after January 1, 2002:

	2004
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Store	Discontinued Stores	Total
	(in thousands)
Storage center operations revenue	$288,167	$30,591	$73,241	$28,868	$2,675	$(5,019)	$418,523
Direct operating expense	93,918	16,283	30,539	24,575	1,167	(1,777)	164,705

Net operating income	194,249	14,308	42,702	4,293	1,508	(3,242)	253,818

Indirect expense	14,103	1,684	8,781	8,535	128	(336)	32,895
Leasehold expense	3,736	431	1,620	487	—	—	6,274

Indirect and leasehold expense	17,839	2,115	10,401	9,022	128	(336)	39,169

Net operating income (loss) after indirect and leasehold expense	$176,410	$12,193	$32,301	$(4,729)	$1,380	$(2,906)	$214,649

Segment operating storage center assets, net	$1,249,893	$334,181	$541,367	$517,664	$4,054	$—	$2,647,159

Total Storage center additions	$195,701	$102,434	$10,127	$106,640	$—	$—	$414,902

	2003
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Store	Discontinued Stores	Total
	(in thousands)
Segment revenue	$275,397	$13,437	$60,707	$10,065	$7,841	$(5,932)	$361,515
Less unconsolidated joint ventures	—	—	(60,707)	(10,065)	(230)	—	(71,002)

Consolidated revenue	275,397	13,437	—	—	7,611	(5,932)	290,513
Direct operating expense	91,401	8,956	25,136	12,661	3,619	(2,124)	139,649
Less unconsolidated joint ventures	—	—	(25,136)	(12,661)	(131)	—	(37,928)

Consolidated direct operating expense	91,401	8,956	—	—	3,488	(2,124)	101,721

Consolidated NOI	183,996	4,481	—	—	4,123	(3,808)	188,792

Indirect expense	12,767	865	8,734	5,529	368	(382)	27,881
Leasehold expense	3,241	445	1,433	247	—	—	5,366
Less unconsolidated joint ventures	—	—	(10,167)	(5,776)	(11)	—	(15,954)

Consolidated indirect and leasehold expense	16,008	1,310	—	—	357	(382)	17,293

Consolidated NOI after indirect and leasehold expense	$167,988	$3,171	$—	$—	$3,766	$(3,426)	$171,499

Segment operating storage center assets, net	$1,294,584	$245,193	$—	$—	$32,107	$—	$1,571,884

Total Storage center additions	$168,247	$182,046	$—	$—	$—	$—	$350,293

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the reportable segments’ direct and indirect operating expense to consolidated operating expense, for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Consolidated direct operating expense	$186,615	$164,705	$101,721
Consolidated indirect operating and leasehold expense	43,942	39,169	17,293
Other operating expense, net	2,100	7,181	6,553

Consolidated operating expense	$232,657	$211,055	$125,567

The following table reconciles the reportable segments’ NOI per the table above to consolidated net income for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Consolidated NOI after indirect and leasehold expense	$247,735	$214,649	$171,499
Other revenue	4,922	5,101	6,877
Other operating expense, net	(2,100)	(7,181)	(6,553)
Real estate development expense	(10,042)	(4,991)	(23)
Depreciation and amortization	(95,670)	(87,399)	(55,444)
Impairment and abandoned project expense	(3,354)	(2,856)	(13,889)
General, administrative and other	(35,318)	(32,961)	(18,012)
Costs related to takeover proposal and exploration of strategic alternatives	(13,775)	—	—
Interest expense	(105,584)	(82,876)	(51,182)
Amortization of participation rights discount	—	1,123	5,529
Loss on derivatives, net	(2,122)	(615)	(2,194)
Foreign exchange (loss) gain	(9,665)	6,247	(431)
Interest income and other, net	3,746	4,361	4,887
Minority interest	20,936	16,608	(1,206)
Equity in earnings (losses) of other real estate investments, net	60	93	(3,099)
Income tax expense	(636)	(72)	(1,611)

(Loss) income from continuing operations	$(867)	$29,231	$35,148

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the reportable segments’ assets to consolidated assets as of December 31, 2005 and 2004:

	As of December 31,
	2005	2004
	(in thousands)
Segment operating storage centers assets, net	$2,677,090	$2,647,159
Non storage centers and properties held for sale	9,093	10,628
Corporate assets, net	12,678	14,498

Storage centers, net	2,698,861	2,672,285
Construction in progress	67,073	58,431

Total storage centers	2,765,934	2,730,716
Cash and cash equivalents	39,778	50,277
Restricted cash	4,972	7,181
Goodwill	27,440	24,206
Other assets	119,248	128,204

Total assets	$2,957,372	$2,940,584

Note 21—Supplemental Quarterly Financial Data (Unaudited)

We separately report as discontinued operations the historical operating results attributable to operating properties sold and held for sale and the applicable gain or loss on the disposition of the properties. As a result, we have made the appropriate reclassification adjustments to our previously issued financial statements for the quarters ended March 31, June 30, and September 30, 2005 and 2004 and for the quarter ended December 31, 2004.

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005 (1)	December 31, 2005
	(in thousands, except share data)
Revenue	$113,460	$119,292	$125,311	$125,151
Income from operations	19,876	23,843	31,668	30,786
Income (loss) from continuing operations	(1,375)	(933)	(3,963)	5,404
Net income (loss)	5,256	(693)	1,590	5,506

Basic per share amounts
(Loss) income from continuing operations available to common shareholders	$(0.09)	$(0.09)	$(0.15)	$0.05
Discontinued operations	0.14	0.01	0.12	—

Net income (loss) available to common shareholders per share	$0.05	$(0.08)	$(0.03)	$0.05

Diluted per share amounts
(Loss) income from continuing operations available to common shareholders	$(0.09)	$(0.09)	$(0.15)	$0.05
Discontinued operations	0.14	0.01	0.12	—

Net income (loss) available to common shareholders per share	$0.05	$(0.08)	$(0.03)	$0.05

(1)	In the third quarter of 2005, we recognized a $12.7 million expense associated with the merger proposal and exploration of strategic alternatives. See Note 22.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except share data)
Revenue	$98,920	$103,987	$109,529	$111,188
Income from operations	18,893	23,946	26,896	14,627
Income from continuing operations	1,383	8,034	13,501	6,313
Income before cumulative effect of change	2,034	20,807	18,153	6,640
Net (loss) income	(305)	20,807	18,153	6,640

Basic per share amounts
(Loss) income from continuing operations available to common shareholders	$(0.03)	$0.11	$0.23	$0.07
Discontinued operations	0.01	0.28	0.10	0.01
Cumulative effect of change in accounting principle	(0.05)	—	—	—

Net income (loss) available to common shareholders per share	$(0.07)	$0.39	$0.33	$0.08

Diluted per share amounts
(Loss) income from continuing operations available to common shareholders	$(0.03)	$0.10	$0.23	$0.07
Discontinued operations	0.01	0.28	0.10	0.01
Cumulative effect of change in accounting principle	(0.05)	—	—	—

Net income (loss) available to common shareholders per share	$(0.07)	$0.38	$0.33	$0.08

Note 22—Commitments and contingencies

The following tables summarize our contractual obligations and our off-balance sheet commitments as of December 31, 2005.

	Payments due by period
	Total	2006	2007-2008	2009-2010	2011 and beyond
	(in thousands)
Contractual Obligations
Long-term debt	$1,853,061	$9,226	$878,352	$48,607	$916,876
Capital and operating lease obligations	217,854	10,127	17,049	13,042	177,636

Totals	$2,070,915	$19,353	$895,401	$61,649	$1,094,512

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amount of commitment expiration per period
	Total amounts committed	2006	2007-2008	2009-2010	2011 and beyond
	(in thousands)
Other Commercial Commitments & Contingent Liabilities
Development contract commitments (1)	$51,697	$50,775	$347	$575	$—
Commitment to purchase interests (2)	2,000	2,000	—	—	—
Loan commitments (3)	4,187	4,129	58	—	—
Outstanding letters of credit and other (4)	3,718	3,718	—	—	—

Totals	$61,602	$60,622	$405	$575	$—

(1)	Includes costs to complete property development and redevelopment projects conducted with contractors. We computed the outstanding commitment based on total estimated project costs less costs incurred to date. This includes $21.1 million of development commitments on our European joint ventures in which we have a 20% ownership interest.
(2)	Includes a commitment to purchase the ownership interest of a minority interest.
(3)	Includes loan commitments to a California developer to finance the construction of certain storage centers according to our specifications.
(4)	Includes primarily an outstanding letter of credit related to our insurance trust for workmen’s compensation and of letters of credit related to properties under construction.

Legal Proceedings

On March 7, 2006, Doris Staer filed a purported class action suit in the Superior Court of Washington for King County styled as Doris Staer v. Shurgard Storage Centers, Inc., Charles K. Barbo, Anna Karin Andrews, Raymond A. Johnson, W. Thomas Porter, Gary E. Pruitt, David K. Grant, Howard P. Behar and Richard P. Fox (Case No. 06-2-08148-0 SEA) alleging self-dealing and breaches of fiduciary duties. Ms. Staer claims that Shurgard and the named directors breached their fiduciary duties in connection with the approval of our Merger Agreement with Public Storage, Inc. and seeks among other things to enjoin the transaction. We believe that our actions and the actions of our board of directors were appropriate.

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

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, from time to time we are subject to various legal proceedings that arise in the ordinary course of business. Although we cannot predict the outcomes of these proceedings with certainty, we do not believe that the disposition of these matters and the matters discussed above will have a material adverse effect on our financial position, operating results or cash flows. We expense legal costs on legal proceedings as incurred.

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

On October 27, 2005, we announced that our board of directors has authorized management and our financial advisors to explore reasonably available strategic alternatives to maximize shareholder value. These alternatives include, but are not limited to, a sale of the Company, the formation of asset joint ventures with strategic partners, a sale of certain of our assets or operations, and continued implementation of our strategic business plan.

On March 6, 2006, we entered into a Merger Agreement, dated as of March 6, 2006, with Public Storage, that contemplates a merger whereby we will be merged with and into a subsidiary of Public Storage. Each outstanding share of our common stock will be converted into the right to receive 0.82 of a fully paid and non-assessable share of Public Storage common stock, and we expect to redeem each series of our outstanding preferred stock in accordance with its terms. Public Storage will assume approximately $1.8 billion of our debt. Holders of Shurgard’s stock options, restricted stock units and shares of restricted stock will receive, subject to adjustments, options exercisable for shares of Public Storage common stock, restricted stock units and restricted shares of Public Storage common stock, respectively.

Our board of directors and the board of directors of Public Storage have approved the Merger Agreement. The proposed merger is subject to our shareholders’ approval, Public Storage’s shareholders’ approval of the issuance of shares of Public Storage stock to be used as merger consideration and other customary closing conditions.

We have made certain representations and warranties in the Merger Agreement and have agreed to certain covenants, including, among others, subject to certain exceptions, to permit our board of directors to comply with its fiduciary duties, and not to solicit, negotiate, provide information in furtherance of, approve, recommend or enter into any other acquisition proposal (as defined in the Merger Agreement).

The Merger Agreement contains representations and warranties that the parties have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the parties, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders, and the representations and warranties may have been intended not as statements of fact, but rather as a way of allocating risk between the parties. This description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006.

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have entered into engagement letters with our financial advisors for services to be rendered in connection with the takeover proposal and an exploration of strategic alternatives. Combined minimum fee obligations under these agreements total $12 million for services to be rendered to us over a period of up to 18 months, which commenced in July 2005. We expensed the entire $12 million combined minimum fee obligation in 2005. As of December 31, 2005, $11.4 million of accrued minimum fee obligations were included in other liabilities. We expensed an additional $1.8 million in legal fees and reimbursements of expenses as incurred in 2005. As a result of entering into the Merger Agreement with Public Storage in March 2006, we will incur $12 million of additional financial advisory fees plus out of pocket expenses in 2006. Of the total $23.4 million financial advisory fees payable in 2006, approximately $10.5 million are due during the first quarter of 2006; the balance of $12.9 million will become payable upon consummation of the proposed merger.

Note 23—Related Party Transactions

Charles K. Barbo, our chief executive officer though January 1, 2006, and chairman of our board of directors, indirectly owns a 0.5% ownership interest in a limited partnership known as Shurgard Institutional Fund L.P. I, a consolidated subsidiary of Shurgard. Shurgard owns a 99% interest in this entity.

Recom, a consolidated Belgian subsidiary as of June 28, 2003, made a subordinated loan to Shurgard Europe in 1999. In September 2003, Recom and other Shurgard Europe warrant holders exercised their warrants to purchase additional equity interests in Shurgard Europe. The majority of the warrants were held by Recom which upon exercise, exchanged $139.6 million of the subordinated loan payable, an amount equal to the exercise price of the warrants. Cash proceeds from the exercise of the remaining warrants and other borrowings by Shurgard Europe were used to repay the remaining $7.5 million balance of the subordinated loan payable.

On July 8, 2003, we loaned €1.9 million ($2.2 million based on exchange rates as of July 8, 2003, which rates were applied in all the amounts listed below) to E-Parco, a Belgian company owned by certain employees of Shurgard Europe. E-Parco had an indirect ownership interest in Shurgard Europe through Recom. The proceeds of this loan were used by E-Parco to repurchase its shares from Mr. Grant, an officer of the Company, and certain other employees of Shurgard Europe. We paid €1.2 million ($1.4 million as of July 2, 2003) to Mr. Grant for his shares and €0.7 million ($0.8 million as of July 2, 2003) was paid to the other former employees for their shares. The purchase price for the E-Parco shares was based on recent third party sales transactions for interests in Shurgard Europe. As partial consideration for the loan, E-Parco granted Shurgard an option to purchase its 377 Recom shares for €4.3 million ($5.3 million on July 2, 2004) plus forgiveness of the loan including accrued interest. We exercised the option on June 1, 2004 and closed the purchase of E-Parco shares on July 2, 2004. Since July 2, 2004, we have been the sole shareholder of Recom.

On June 30, 2003, we issued $20 million of our Class A common stock in exchange for notes receivable from shareholders. The shares were initially recorded as a reduction of shareholders’ equity that secured $20 million in mortgage debt assumed in the purchase of Minnesota Mini-Storage (see Note 4). The notes from shareholders were collateralized by a pledge of the shareholders’ Shurgard common stock and were paid in full in October 2003, and we reclassified the $20 million to shareholders’ equity.

In April 2003, we acquired the general partner interests in Shurgard Partners LP II (Shurgard Partners II), the general partner of Shurgard Institutional Fund LP II (Institutional II), a consolidated entity, for $0.2 million. The acquired Shurgard Partners II general partner interests were owned by an unaffiliated third party and an officer of the Company. The acquisition was, in part, in response to the board of directors stated objective of eliminating existing historical arrangements involving related parties. The purchase price payable for the acquired Shurgard Partners II general partner interests was governed by the terms of the partnership agreements for Shurgard Partners II and Institutional II and was based on the fair market value of the property owned by

SHURGARD STORAGE CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Institutional II as determined by a third party appraisal. This transaction increased our ownership of Institutional II from 99% to 100%. Of the $0.2 million total purchase price, we paid $84,000 to Mr. Barbo, our Chief Executive Officer at the time, to acquire his partnership interest in Shurgard Partners II.

On May 27, 2002, we entered into a subscription agreement to purchase up to $50 million of three year 9.75% payment-in-kind cumulative preferred bonds to be issued at the option of Shurgard Europe. Pursuant to the subscription agreement, Shurgard Europe had the ability to issue up to $50 million of these preferred bonds to us during the first two years of the three-year commitment term. Shurgard Europe has the option of increasing our total notional subscription to $55 million with an additional $20 million that can be drawn by First Shurgard only in a potential event of a default on the five year debt facility between First Shurgard and a group of commercial banks. In February 2005, as part of a renegotiation of the covenants on the First Shurgard credit facility, an additional €5 million of subordinated bonds and a €2.5 million subordinated working capital facility was made available to First Shurgard. Interest is payable on the bonds at the end of each quarter in cash or through an issuance of additional bonds. Any bonds issued to pay interest can be issued above the commitment amount. Shurgard Europe must redeem the bonds on the redemption date, or may redeem at any time prior to the redemption date, by paying us 115% of the face value of the outstanding bonds plus accrued and unpaid interest. The subscription agreement with Shurgard Europe entitles us to a commitment fee of 0.5% and a structuring fee of 1.5% of the initial commitment of $50 million, as well as an unused fee equal to 1% of the undrawn amount payable in arrears on an annual basis. The subscription agreement with First Shurgard for the additional $20 million entitles us to a commitment fee of 2% of the $20 million. Prior to the consolidation of Shurgard Europe, these fees were recognized in income using the effective interest method over the extended term of the bonds. As of December 31, 2003, $55.3 million of U.S. dollar denominated bonds had been issued to us under this commitment including $6.0 million in additional bonds issued for accrued interest. The terms of the bonds provide that the parties will treat the bonds as an equity investment in Shurgard Europe for federal income tax purposes. The bonds income and fees related to the bonds are included in our consolidated statements of operations in interest income other, net for the period ended December 31, 2003. Shurgard Europe’s interest expense and fees related to this subscription agreement are also included in interest income and other and therefore the impact of interest is eliminated in the consolidated statements of operations as of December 31, 2003.

Note 24—Subsequent Events

On January 23, 2006, we completed the acquisition of 3S-Self-Storage Systems SAS in France a company that operates nine self-storage facilities in various metropolitan areas where we already have operating properties. We will incorporate the management of these properties with our existing portfolio of 39 self-storage centers in France. We completed the acquisition through our 20% owned Second Shurgard subsidiary for total consideration and acquisition costs of approximately $46 million. We financed the acquisition with $20.0 million from draws on Second Shurgard’s credit facility and the remainder with Second Shurgard’s cash from equity contributions.

On February 16, 2006, our board of directors declared a fourth quarter dividend of $0.56 per common share. The dividend totals $26.4 million and was paid on March 13, 2006, to shareholders of record as of March 3, 2006.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Ahwatukee	Phoenix	AZ	$—	$721	$2,469	$3,190	$40	$721	$2,509	$3,230	$(677)	1998	1998	360
Arrowhead	Glendale	AZ	—	569	2,600	3,169	58	569	2,658	3,227	(735)	1997	1997	360
Chandler	Chandler	AZ	—	652	2,608	3,260	600	652	3,208	3,860	(1,282)	1986	1986	360
Collonade Mall	Phoenix	AZ	—	—	1,146	1,146	60	—	1,206	1,206	(407)	1998	1997	275
Cooper Road	Gilbert	AZ	—	376	2,398	2,774	59	376	2,457	2,833	(424)	2001	2001	360
Desert Sky	Phoenix	AZ	—	536	2,891	3,427	5	536	2,896	3,432	(452)	2001	2001	360
Dobson Ranch	Mesa	AZ	—	499	1,996	2,495	229	499	2,225	2,724	(767)	1996	1978	360
Houghton	Tucson	AZ	2,289	607	2,536	3,143	349	607	2,885	3,492	(579)	2000	2000	360
Mesa	Mesa	AZ	—	352	1,829	2,181	587	355	2,413	2,768	(1,045)	1987	1985	360
Mill Avenue	Tempe	AZ	—	147	1,799	1,946	105	431	1,620	2,051	(387)	1999	1998	360
Oro Valley	Tucson	AZ	—	561	2,930	3,491	5	561	2,935	3,496	(319)	2003	2003	360
Phoenix	Phoenix	AZ	—	670	2,697	3,367	209	656	2,920	3,576	(1,237)	1985	1984	360
Phoenix East	Phoenix	AZ	—	543	2,189	2,732	429	543	2,618	3,161	(1,097)	1987	1984	360
Scottsdale Air Park	Scottsdale	AZ	—	880	3,694	4,574	97	880	3,791	4,671	(1,129)	1997	1997	360
Scottsdale North	Scottsdale	AZ	—	1,093	4,811	5,904	449	1,093	5,260	6,353	(1,810)	1985	1985	360
Scottsdale South	Scottsdale	AZ	—	410	1,743	2,153	217	410	1,960	2,370	(878)	1985	1976/85	360
Shea	Scottsdale	AZ	—	786	3,165	3,951	283	807	3,427	4,234	(977)	1997	1996	360
Speedway	Tucson	AZ	—	744	2,304	3,048	799	773	3,074	3,847	(763)	1998	1998	360
Tanque Verde	Tucson	AZ	—	578	2,620	3,198	8	578	2,628	3,206	(387)	2002	2002	360
Union Hills	Phoenix	AZ	—	615	2,475	3,090	175	617	2,648	3,265	(691)	1998	1998	360
Val Vista	Gilbert	AZ	—	682	2,805	3,487	1,114	778	3,823	4,601	(766)	1999	1999	360
Warner	Tempe	AZ	—	313	1,352	1,665	280	313	1,632	1,945	(783)	1995	1985	360
Alicia Parkway	Laguna Hills	CA	—	1,729	7,027	8,756	434	1,729	7,461	9,190	(1,834)	1998	1991	360
Aliso Viejo	Aliso Viejo	CA	—	2,218	3,628	5,846	845	2,218	4,473	6,691	(1,455)	1996	1996	360
Antioch	Antioch	CA	3,281	638	4,366	5,004	513	678	4,839	5,517	(834)	2000	2000	360
Blossom Valley	San Jose	CA	—	1,204	4,128	5,332	628	1,212	4,748	5,960	(1,163)	1998	1998	360
Cabot Road	Laguna Niguel	CA	4,180	1,300	6,129	7,429	39	1,300	6,168	7,468	(922)	2001	2000	360
Capitol Expressway	San Jose	CA	—	973	6,181	7,154	(658)	—	6,496	6,496	(1,157)	2000	2000	360
Castro Valley	Castro Valley	CA	—	810	4,010	4,820	318	907	4,231	5,138	(1,422)	1996	1975	360
Castro Valley Business Park	Castro Valley	CA	—	97	390	487	26	97	416	513	(144)	1996	1975	360
Costa Mesa	Costa Mesa	CA	2,407	1,057	2,956	4,013	287	882	3,418	4,300	(725)	1999	1998	360
Culver City	Culver City	CA	—	1,039	4,146	5,185	328	1,039	4,474	5,513	(1,831)	1988	1989	360
Daly City	Daly City	CA	—	1,846	5,438	7,284	901	1,846	6,339	8,185	(2,606)	1995	1989	360
El Cajon	El Cajon	CA	—	1,013	4,113	5,126	737	1,013	4,850	5,863	(2,066)	1986	1977	360
El Cerito	Richmond	CA	—	765	3,055	3,820	316	765	3,371	4,136	(1,348)	1986	1987	360
Huntington Beach	Huntington Beach	CA	—	949	3,794	4,743	522	949	4,316	5,265	(1,715)	1988	1986	360
Kearney—Balboa	San Diego	CA	—	830	3,333	4,163	494	830	3,827	4,657	(1,618)	1986	1984	360
La Habra	La Habra	CA	—	715	2,886	3,601	404	715	3,290	4,005	(1,397)	1986	1979/91	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Livermore	Livermore	CA	—	1,185	4,622	5,807	(6)	1,185	4,616	5,801	(663)	2002	2002	360
Long Beach	Long Beach	CA	—	1,190	6,601	7,791	760	1,190	7,361	8,551	(578)	2003	2003	360
Martinez	Martinez	CA	—	1,012	2,215	3,227	8,334	2,830	8,731	11,561	(1,700)	1995	1987/2004	360
Monterey	Sand City	CA	—	1,274	6,107	7,381	(4)	1,274	6,103	7,377	(736)	2002	2002	360
Mountain View	Mountain View	CA	—	439	1,757	2,196	312	439	2,069	2,508	(864)	1987	1986	360
Natomas	Sacramento	CA	—	1,307	4,604	5,911	22	1,307	4,626	5,933	(349)	2003	2003	360
Newark	Newark	CA	—	855	3,421	4,276	499	855	3,920	4,775	(1,167)	1996	1991	360
Northridge	Northridge	CA	—	2,215	6,250	8,465	1,701	2,215	7,951	10,166	(454)	2004	2004	360
Oakley	Oakley	CA	—	1,570	4,655	6,225	17	1,570	4,672	6,242	(693)	2001	2001	360
Ontario	Ontario	CA	—	512	2,058	2,570	472	512	2,530	3,042	(696)	1996	1984	360
Orange	Orange	CA	—	1,144	4,580	5,724	96	1,144	4,676	5,820	(1,504)	1996	1985	360
Palm Desert	Palm Desert	CA	—	921	5,885	6,806	—	921	5,885	6,806	(105)	2005	2005	360
Palms	Los Angeles	CA	4,839	1,598	6,309	7,907	—	1,598	6,309	7,907	(409)	2003	2001	360
Palo Alto	Palo Alto	CA	—	701	2,805	3,506	596	705	3,397	4,102	(1,279)	1986	1987	360
Pinole	Pinole	CA	—	614	1,023	1,637	1,658	1,006	2,289	3,295	(672)	1995	1988	360
Presidio	San Francisco	CA	—	104	1,137	1,241	—	104	1,137	1,241	(40)	2005	2005	360
Rancho Mirage	Rancho Mirage	CA	—	912	5,313	6,225	1,125	957	6,393	7,350	(288)	2004	2004	360
Rancho San Diego	Rancho San Diego	CA	3,759	1,312	4,874	6,186	—	1,312	4,874	6,186	(519)	2003	2002	360
Sacramento	Sacramento	CA	—	680	2,723	3,403	132	680	2,855	3,535	(916)	1996	1991	360
San Juan Creek	San Juan Capistran	CA	4,693	1,450	5,526	6,976	1,345	1,450	6,871	8,321	(933)	2001	2001	360
San Leandro	San Leandro	CA	—	776	3,105	3,881	156	776	3,261	4,037	(1,080)	1996	1991	360
San Lorenzo	San Lorenzo	CA	—	611	2,447	3,058	212	611	2,659	3,270	(875)	1996	1990	360
Santa Ana	Santa Ana	CA	—	1,467	5,920	7,387	621	1,467	6,541	8,008	(2,704)	1986	1975/86	360
SF-Evans	San Francisco	CA	—	2,073	11,236	13,309	44	2,073	11,280	13,353	(1,155)	2002	2002	360
Solana Beach	Solana Beach	CA	—	—	6,837	6,837	620	—	7,457	7,457	(3,035)	1987	1984	360
South San Francisco	San Francisco	CA	—	721	2,897	3,618	333	721	3,230	3,951	(1,322)	1987	1985	360
Sunnyvale	Sunnyvale	CA	—	1,697	6,541	8,238	5,827	1,697	12,368	14,065	(3,750)	1986	1975/98	360
Tracy	Tracy	CA	—	732	2,928	3,660	279	732	3,207	3,939	(1,035)	1996	1986	360
Tracy II	Tracy	CA	—	840	2,858	3,698	42	826	2,914	3,740	(395)	2002	2000	360
Union City	Hayward	CA	—	287	1,208	1,495	197	287	1,405	1,692	(835)	1985	1985	360
Van Ness	San Francisco	CA	—	5,289	9,001	14,290	530	5,289	9,531	14,820	(1,878)	1999	1999/1934	360
Vista Park-Land Lease	San Jose	CA	—	—	93	93	4	—	97	97	(75)	2001	2000	360
Walnut Creek	Walnut Creek	CA	3,181	630	4,512	5,142	1,317	—	6,459	6,459	(1,430)	1999	1987	327
West Covina	West Covina	CA	3,896	1,470	4,869	6,339	8	1,470	4,877	6,347	(205)	2004	2001	360
Westpark	Irvine	CA	7,382	690	7,478	8,168	5,021	4,190	8,999	13,189	(1,841)	2000	1999	360
Westwood	Los Angeles	CA	—	951	3,797	4,748	4,318	951	8,115	9,066	(2,744)	1986	1988/97	360
Woodland Hills	Woodland Hills	CA	4,889	1,980	8,342	10,322	3	1,980	8,345	10,325	(297)	2004	2003	360
Denver Tech Center	Greenwood Village	CO	—	863	3,296	4,159	25	863	3,321	4,184	(265)	2003	2003	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Highlands Ranch	Highlands Ranch	CO	—	594	2,822	3,416	155	596	2,975	3,571	(121)	2004	2004	360
Kipling & Hampden	Lakewood	CO	—	326	2,472	2,798	8	327	2,479	2,806	(340)	2002	2002	360
Lakewood	Golden	CO	—	528	2,108	2,636	238	528	2,346	2,874	(922)	1986	1985	360
Northglenn	Northglenn	CO	—	531	2,152	2,683	729	531	2,881	3,412	(1,237)	1987	1979	360
Tamarac	Denver	CO	—	194	776	970	225	194	1,001	1,195	(446)	1984	1977	360
Thornton	Denver	CO	—	237	956	1,193	204	235	1,162	1,397	(506)	1984	1984	360
Windermere	Littleton	CO	—	653	2,690	3,343	481	653	3,171	3,824	(1,364)	1984	1977/79	360
Alafaya JV	Orlando	FL	2,791	1,984	3,234	5,218	105	1,984	3,339	5,323	(473)	2002	2002	360
Blue Heron	West Palm Beach	FL	—	1,327	5,490	6,817	236	1,327	5,726	7,053	(2,384)	1987	1975	360
Brandon	Brandon	FL	2,999	973	3,423	4,396	143	989	3,550	4,539	(825)	1999	1999	360
Carrollwood	Tampa	FL	1,480	884	2,705	3,589	579	911	3,257	4,168	(666)	2000	1999	360
Central Parkway	Altamonte Springs	FL	—	1,166	3,972	5,138	—	1,166	3,972	5,138	(95)	2005	1992	360
Colonial Town	Orlando	FL	4,564	1,040	3,439	4,479	269	1,040	3,708	4,748	(565)	2001	2001	360
Davie	Davie	FL	—	1,890	3,021	4,911	3,997	2,633	6,275	8,908	(2,314)	1996	1990	360
Daytona Beach	Daytona Beach	FL	2,902	1,620	3,165	4,785	174	1,651	3,308	4,959	(729)	1999	1999	360
Delray Beach	Delray Beach	FL	—	748	2,993	3,741	347	748	3,340	4,088	(1,114)	1996	1986	360
Eau Gallie	Melbourne	FL	2,607	629	2,718	3,347	139	649	2,837	3,486	(640)	1999	1999	360
Fairbanks	Winter Park	FL	—	1,104	3,329	4,433	165	1,104	3,494	4,598	(411)	2002	2002	360
Hunt Club	Apopka	FL	—	764	3,614	4,378	—	764	3,614	4,378	(328)	2003	2003	360
Hyde Park	Tampa	FL	2,907	1,237	2,773	4,010	1,000	1,243	3,767	5,010	(761)	2000	1999	360
Kirkman	Orlando	FL	—	954	3,151	4,105	—	954	3,151	4,105	(74)	2005	1990	360
Lauderhill	Lauderhill	FL	—	761	3,164	3,925	325	761	3,489	4,250	(1,050)	1997	1986	360
Maguire	Orlando	FL	3,501	954	4,244	5,198	—	954	4,244	5,198	(26)	2005	2005	360
Maitland	Maitland	FL	4,426	74	4,985	5,059	575	106	5,528	5,634	(1,598)	1997	1997	360
Margate	Margate	FL	—	906	3,623	4,529	(9)	906	3,614	4,520	(1,175)	1996	1984	360
McCoy-Wells Fargo NW	Orlando	FL	—	765	3,700	4,465	16	765	3,716	4,481	(542)	2001	2001	360
Military Trail	West Palm Beach	FL	—	1,140	4,564	5,704	222	1,140	4,786	5,926	(1,912)	1987	1981	360
Oakland Park	FT Lauderdale	FL	—	2,443	9,878	12,321	217	2,439	10,099	12,538	(4,073)	1985	1974/78	360
Oldsmar	Oldsmar	FL	2,273	606	2,787	3,393	155	628	2,920	3,548	(516)	2000	2000	360
Ormond Beach	Ormond Beach	FL	2,912	761	3,202	3,963	253	792	3,424	4,216	(739)	1999	1999	360
Oviedo	Oviedo	FL	2,744	527	2,716	3,243	331	535	3,039	3,574	(907)	1997	1997	360
Red Bug	Wintersprings	FL	2,530	856	2,951	3,807	150	825	3,132	3,957	(867)	1997	1997	360
Seminole	Seminole	FL	—	336	1,344	1,680	181	336	1,525	1,861	(654)	1986	1984/85	360
South Orange	Orlando	FL	3,032	715	2,709	3,424	349	741	3,032	3,773	(893)	1997	1997	360
South Semoran	Orlando	FL	2,701	933	3,184	4,117	862	965	4,014	4,979	(1,037)	1997	1997	360
University	Orlando	FL	—	1,140	4,374	5,514	7	1,140	4,381	5,521	(587)	2002	2002	360
Vineland	Orlando	FL	1,896	1,752	1,165	2,917	—	638	2,279	2,917	(522)	1999	1999	360
West Town	Altamonte Springs	FL	2,155	657	3,070	3,727	439	728	3,438	4,166	(843)	1998	1998	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
West Waters	Tampa	FL	2,269	950	3,569	4,519	168	950	3,737	4,687	(650)	2000	2000	360
Ansley Park	Atlanta	GA	—	804	3,255	4,059	3,130	1,301	5,888	7,189	(2,374)	1995	1991	360
Brookhaven	Atlanta	GA	—	1,082	2,223	3,305	2,589	1,568	4,326	5,894	(1,718)	1995	1992	360
Clairmont Road	Atlanta	GA	—	470	1,907	2,377	370	470	2,277	2,747	(723)	1996	1990	360
Decatur	Decatur	GA	—	644	2,719	3,363	2,665	1,111	4,917	6,028	(1,973)	1995	1992	360
Forest Park	Forest Park	GA	—	573	2,293	2,866	201	573	2,494	3,067	(850)	1996	1980	360
Gwinnett Place	Lawrenceville	GA	—	820	2,324	3,144	551	820	2,875	3,695	(948)	1996	1996	360
Holcomb Bridge	Roswell	GA	2,750	917	2,991	3,908	8	920	2,996	3,916	(582)	1999	2000	360
Jones Bridge	Alpharetta	GA	—	676	3,833	4,509	28	630	3,907	4,537	(1,038)	1997	1997	360
Lawrenceville	Lawrenceville	GA	—	858	3,064	3,922	162	858	3,226	4,084	(874)	1997	1997	360
Morgan Falls	Atlanta	GA	—	1,429	5,718	7,147	382	1,429	6,100	7,529	(1,985)	1996	1990	360
Norcross	Norcross	GA	—	562	2,248	2,810	193	562	2,441	3,003	(831)	1996	1984	360
Peachtree	Duluth	GA	—	1,144	4,784	5,928	213	1,144	4,997	6,141	(1,564)	1997	1996	360
Perimeter Center	Atlanta	GA	—	1,458	2,715	4,173	256	1,458	2,971	4,429	(1,030)	1996	1996	360
Roswell	Roswell	GA	—	435	1,743	2,178	289	435	2,032	2,467	(814)	1986	1986	360
Sandy Plains	Marietta	GA	—	1,012	4,066	5,078	449	1,012	4,515	5,527	(1,089)	1998	1998	360
Satellite Blvd	Atlanta	GA	—	670	2,831	3,501	146	670	2,977	3,647	(892)	1997	1994	360
Stone Mountain	Stone Mountain	GA	—	656	2,637	3,293	262	656	2,899	3,555	(961)	1996	1985	360
Tucker	Tucker	GA	—	241	656	897	509	241	1,165	1,406	(390)	1996	1987	360
Alsip	Alsip	IL	—	250	1,001	1,251	1,520	250	2,521	2,771	(824)	1982	1980	360
Berwyn	Berwyn	IL	—	868	5,375	6,243	69	868	5,444	6,312	(694)	2002	2002	360
Bolingbrook	Bolingbrook	IL	—	641	2,631	3,272	571	641	3,202	3,843	(838)	1997	1997	360
Bridgeview	Bridgeview	IL	—	479	1,917	2,396	253	479	2,170	2,649	(890)	1985	1983	360
Chicago Heights	Chicago Heights	IL	—	1,543	3,575	5,118	(5)	1,543	3,570	5,113	(466)	2002	2002	360
Country Club Hills	Country Club Hills	IL	—	777	3,109	3,886	596	781	3,701	4,482	(789)	1999	1999	360
Dolton	Calumet City	IL	—	344	1,489	1,833	1,502	344	2,991	3,335	(1,003)	1982	1979	360
Fox Valley	Aurora	IL	—	927	2,986	3,913	30	932	3,011	3,943	(815)	1998	1998	360
Fullerton	Chicago	IL	—	3,325	6,965	10,290	98	3,325	7,063	10,388	(614)	2003	2003	360
Glenview West	Glenview	IL	—	1,003	3,878	4,881	25	1,003	3,903	4,906	(388)	2003	2003	360
Hillside	Hillside	IL	—	261	1,043	1,304	308	261	1,351	1,612	(516)	1988	1988	360
Lincolnwood	Lincolnwood	IL	—	818	4,356	5,174	5	818	4,361	5,179	(680)	2001	2001	360
Lisle	Lisle	IL	—	575	2,335	2,910	304	576	2,638	3,214	(1,073)	1986	1976/86	360
Lombard	Lombard	IL	—	392	1,566	1,958	269	239	1,988	2,227	(836)	1982	1980	360
Niles	Niles	IL	—	1,449	3,935	5,384	161	1,449	4,096	5,545	(524)	2002	2002	360
Oak Forest	Orland Park	IL	—	704	1,869	2,573	1,493	704	3,362	4,066	(1,206)	1995	1991	360
Palatine	Palatine	IL	2,134	413	2,213	2,626	1,146	453	3,319	3,772	(582)	2000	2000	360
River West	Chicago	IL	—	1,187	5,116	6,303	333	1,187	5,449	6,636	(426)	2003	2003	360
Rolling Meadows	Rolling Meadows	IL	—	384	1,587	1,971	550	384	2,137	2,521	(812)	1982	1980	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Schaumburg	Schaumburg	IL	—	443	1,808	2,251	501	429	2,323	2,752	(887)	1982	1980	360
Schaumburg South	Schaumburg	IL	—	490	3,231	3,721	1,531	921	4,331	5,252	(911)	1999	1999	360
Wheaton	Wheaton	IL	—	247	4,190	4,437	80	221	4,296	4,517	(744)	2002	2001	360
Willowbrook	Willowbrook	IL	—	412	1,650	2,062	433	412	2,083	2,495	(820)	1986	1979/82	360
Carmel	Carmel	IN	—	404	2,560	2,964	24	404	2,584	2,988	(899)	1996	1996	360
Castleton	Indianapolis	IN	—	494	1,969	2,463	189	522	2,130	2,652	(609)	1998	1988	360
College Park	Indianapolis	IN	—	694	2,777	3,471	778	694	3,555	4,249	(1,388)	1986	1984	360
Downtown Indy	Indianapolis	IN	2,792	947	3,393	4,340	(17)	1,286	3,037	4,323	(637)	2004	2000	360
Eagle Creek	Indianapolis	IN	—	802	2,646	3,448	76	802	2,722	3,524	(733)	1998	1998	360
East 62nd Street	Indianapolis	IN	—	376	1,629	2,005	—	376	1,629	2,005	(221)	2002	1999	360
East Washington St.	Indianapolis	IN	2,136	399	2,583	2,982	20	412	2,590	3,002	(539)	1999	1999	360
Fishers	Fishers	IN	—	827	3,394	4,221	424	827	3,818	4,645	(1,089)	1997	1987	360
Geist	Fishers	IN	—	547	2,356	2,903	5	547	2,361	2,908	(328)	2002	1999	360
Georgetown	Indianapolis	IN	—	461	2,143	2,604	432	461	2,575	3,036	(804)	1996	1996	360
Glendale	Indianapolis	IN	—	520	2,077	2,597	210	520	2,287	2,807	(949)	1986	1985	360
North Greenwood	Indianapolis	IN	—	—	2,600	2,600	65	—	2,665	2,665	(684)	1998	1998	360
Speedway—IN	Indianapolis	IN	—	472	2,094	2,566	177	452	2,291	2,743	(291)	2002	2002	360
Annapolis	Annapolis	MD	—	—	3,432	3,432	90	—	3,522	3,522	(917)	1998	1998	360
Briggs Chaney	Silver Springs	MD	—	430	1,727	2,157	187	430	1,914	2,344	(757)	1994	1987	360
Clinton	Clinton	MD	—	303	1,213	1,516	2,106	650	2,972	3,622	(927)	1986	1985	360
Crofton	Gambrills	MD	—	376	1,516	1,892	161	376	1,677	2,053	(674)	1988	1985	360
Frederick Road	Frederick	MD	—	206	826	1,032	154	206	980	1,186	(409)	1994	1987	360
Gaithersburg	Gaithersburg	MD	—	614	2,465	3,079	1,634	614	4,099	4,713	(1,493)	1994	1986	360
Germantown	Germantown	MD	—	552	2,218	2,770	231	552	2,449	3,001	(942)	1994	1988	360
Laurel	Laurel	MD	—	391	1,570	1,961	298	391	1,868	2,259	(752)	1988	1984	360
Oxon Hill	FT Washington	MD	—	349	1,401	1,750	192	349	1,593	1,942	(608)	1994	1987	360
Reisterstown	Owing Mills	MD	—	586	1,177	1,763	176	586	1,353	1,939	(178)	2002	1992	360
Suitland	Suitland	MD	—	660	2,638	3,298	246	660	2,884	3,544	(1,171)	1987	1985	360
Ann Arbor	Ann Arbor	MI	—	424	1,695	2,119	295	424	1,990	2,414	(878)	1988	1977	360
Auburn Hills	Auburn Hills	MI	—	565	2,798	3,363	198	565	2,996	3,561	(475)	2002	2001	360
Canton	Canton	MI	—	433	1,797	2,230	447	433	2,244	2,677	(789)	1988	1986	360
Canton South	Canton	MI	2,591	842	2,308	3,150	803	852	3,101	3,953	(557)	2000	2000	360
Clinton Township	Clinton Township	MI	—	754	3,195	3,949	267	772	3,444	4,216	(794)	1999	1999	360
Dearborn	Dearborn	MI	—	1,773	2,694	4,467	—	1,773	2,694	4,467	(238)	2003	2003	360
Farmington Hills (O’Brien)	Farmington Hills	MI	—	1,361	3,597	4,958	6	1,361	3,603	4,964	(234)	2004	2004	360
Flint South	Flint	MI	—	615	1,738	2,353	273	615	2,011	2,626	(301)	2001	1983	360
Fraser	Fraser	MI	—	627	2,599	3,226	290	627	2,889	3,516	(917)	1988	1985	360
Jackson	Jackson	MI	—	317	1,282	1,599	(376)	309	914	1,223	(4)	1997	1978	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Lansing	Lansing	MI	—	124	500	624	(184)	124	316	440	(2)	1983	1978/79	360
Livonia	Livonia	MI	—	636	2,634	3,270	532	636	3,166	3,802	(944)	1988	1985	360
Madison Heights	Madison Height	MI	—	487	2,099	2,586	772	487	2,871	3,358	(951)	1995	1977	360
Mt. Clemens	Mt. Clemens	MI	1,856	935	2,614	3,549	(130)	935	2,484	3,419	(390)	2001	2001	360
Plymouth	Canton Township	MI	—	348	1,436	1,784	1,295	348	2,731	3,079	(970)	1985	1979	360
Rochester	Shelby Township	MI	—	610	2,445	3,055	201	610	2,646	3,256	(880)	1996	1989	360
Rochester Hills	Rochester Hills	MI	—	970	3,929	4,899	84	970	4,013	4,983	(613)	2001	2001	360
Roseville	Roseville	MI	—	931	3,295	4,226	2	931	3,297	4,228	(235)	2003	2003	360
Southfield	Southfield	MI	—	702	2,824	3,526	721	702	3,545	4,247	(1,326)	1983	1976	360
Southfield at Telegraph	Southfield	MI	—	702	2,824	3,526	2,461	1,333	4,654	5,987	(579)	2002	2002	360
Sterling Heights	Sterling Heights	MI	—	919	3,692	4,611	174	919	3,866	4,785	(1,283)	1996	1986	360
Taylor	Taylor	MI	—	632	2,094	2,726	1,586	632	3,680	4,312	(1,311)	1995	1980	360
Troy—Maple	Troy	MI	—	556	2,243	2,799	3,359	1,987	4,171	6,158	(1,451)	1981	1975/77	360
Troy—Oakland Mall	Troy	MI	—	642	2,604	3,246	762	642	3,366	4,008	(1,313)	1983	1979	360
Walled Lake	Walled Lake	MI	—	359	1,437	1,796	564	359	2,001	2,360	(796)	1985	1984	360
Warren	Warren	MI	—	683	2,831	3,514	1,376	815	4,075	4,890	(1,110)	1988	1985	360
Westland	Westland	MI	—	617	3,607	4,224	—	617	3,607	4,224	(363)	2003	2003	360
Anoka	Anoka	MN	—	368	1,714	2,082	125	368	1,839	2,207	(166)	2003	1986	360
Apple Valley	Apple Valley	MN	—	633	3,103	3,736	44	633	3,147	3,780	(272)	2003	2001	360
Brooklyn Park	Brooklyn Park	MN	—	1,226	3,195	4,421	232	1,226	3,427	4,653	(283)	2003	1986	360
Burnsville	Burnsville	MN	—	661	3,074	3,735	40	661	3,114	3,775	(276)	2003	1999	360
Chanhassen	Chanhassen	MN	—	774	4,343	5,117	79	774	4,422	5,196	(389)	2003	1988/2000	360
Coon Rapids	Coon Rapids	MN	—	971	4,161	5,132	133	971	4,294	5,265	(366)	2003	1986/1997	360
Eden Prairie East	Eden Prairie	MN	—	1,182	4,894	6,076	162	1,182	5,056	6,238	(432)	2003	1978/1992	360
Eden Prairie West	Eden Prairie	MN	—	913	5,151	6,064	189	913	5,340	6,253	(439)	2003	1988/1997	360
Edina	Edina	MN	—	1,316	5,627	6,943	63	1,316	5,690	7,006	(475)	2003	1998	360
Hopkins	Hopkins	MN	—	829	2,522	3,351	60	829	2,582	3,411	(219)	2003	1989/1995	360
Little Canada	Little Canada	MN	—	1,233	8,182	9,415	410	1,233	8,592	9,825	(708)	2003	1982/1997	360
Maple Grove	Maple Grove	MN	—	653	2,199	2,852	39	653	2,238	2,891	(194)	2003	1996	360
Minnetonka	Minnetonka	MN	—	631	3,089	3,720	327	631	3,416	4,047	(267)	2003	1994	360
Plymouth 169	Plymouth	MN	—	534	1,175	1,709	20	534	1,195	1,729	(106)	2003	1972	360
Plymouth 494	Plymouth	MN	—	1,364	4,025	5,389	(5)	1,364	4,020	5,384	(344)	2003	1978	360
Plymouth West	Plymouth	MN	—	813	3,346	4,159	48	813	3,394	4,207	(286)	2003	2001	360
Richfield	Richfield	MN	—	1,298	5,458	6,756	18	1,298	5,476	6,774	(485)	2003	1983	360
Shorewood	Shorewood	MN	—	1,039	5,793	6,832	158	1,039	5,951	6,990	(510)	2003	1984/1998	360
Woodbury	Woodbury	MN	—	1,097	4,467	5,564	30	1,097	4,497	5,594	(393)	2003	2000	360
Southhaven	Hornlake	MS	1,761	814	1,863	2,677	1,007	835	2,849	3,684	(614)	1998	1998/2004	360
Albermarle	Charlotte	NC	3,308	707	3,960	4,667	149	707	4,109	4,816	(517)	2002	1984	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Amity Ct	Charlotte	NC	1,842	433	2,054	2,487	57	459	2,085	2,544	(280)	2002	1993	360
Arrowood	Charlotte	NC	2,597	1,155	2,541	3,696	212	1,218	2,690	3,908	(363)	2002	1992	360
Atlantic Avenue	Raleigh	NC	—	1,424	4,058	5,482	—	1,424	4,058	5,482	(96)	2005	1997	360
Capital Boulevard	Raleigh	NC	—	342	1,376	1,718	1,308	339	2,687	3,026	(798)	1994	1984	360
Cary	Cary	NC	—	714	2,860	3,574	1,843	714	4,703	5,417	(1,224)	1994	1984	360
Clayton	Clayton	NC	—	764	2,344	3,108	473	807	2,774	3,581	(305)	2002	1999	360
Concord	Concord	NC	1,897	665	1,949	2,614	110	703	2,021	2,724	(260)	2002	1995	360
Cone Blvd	Greensboro	NC	1,070	599	3,024	3,623	507	651	3,479	4,130	(419)	2002	2000	360
COTT	Matthews	NC	857	237	1,210	1,447	49	273	1,223	1,496	(155)	2002	1989	360
Country Club	Winston Salem	NC	—	757	3,198	3,955	1,355	803	4,507	5,310	(411)	2002	2000	360
Creedmoor	Raleigh	NC	—	807	3,178	3,985	15	807	3,193	4,000	(858)	1997	1997	360
Eastland	Charlotte	NC	2,228	536	3,209	3,745	144	536	3,353	3,889	(416)	2002	1983	360
English Rd	High Point	NC	—	602	2,020	2,622	433	636	2,419	3,055	(285)	2002	2000	360
Friendly Avenue	Greensboro	NC	—	657	3,175	3,832	—	657	3,175	3,832	(77)	2005	1997	360
Garner	Garner	NC	—	204	818	1,022	188	250	960	1,210	(392)	1994	1987	360
Gastonia	Gastonia	NC	2,200	881	2,138	3,019	—	881	2,138	3,019	(75)	2005	2005	360
Glenwood	Raleigh	NC	—	266	1,066	1,332	139	266	1,205	1,471	(509)	1994	1983	360
Glenwood Avenue	Raleigh	NC	—	1,214	2,975	4,189	—	1,214	2,975	4,189	(71)	2005	1997	360
Hickory	Hickory	NC	4,317	892	2,885	3,777	3,770	1,410	6,137	7,547	(773)	2002	1986	360
Lexington NC	Lexington	NC	1,046	430	1,315	1,745	83	425	1,403	1,828	(188)	2002	1987	360
Matthews	Matthews	NC	1,733	775	4,709	5,484	26	743	4,767	5,510	(603)	2002	1981	360
Monroe	Monroe	NC	2,125	506	2,628	3,134	10	506	2,638	3,144	(369)	2002	1985	360
Morrisville	Morrisville	NC	—	409	1,640	2,049	144	409	1,784	2,193	(725)	1994	1988	360
N. Tryon	Charlotte	NC	1,974	873	2,175	3,048	125	873	2,300	3,173	(309)	2002	1987	360
Park Rd	Charlotte	NC	—	1,014	3,337	4,351	2	1,014	3,339	4,353	(428)	2002	1998	360
Pavilion	Charlotte	NC	1,487	1,320	1,969	3,289	61	1,298	2,052	3,350	(254)	2002	1997	360
Pineville	Pineville	NC	9,168	2,334	4,764	7,098	151	2,334	4,915	7,249	(652)	2002	1983	360
Poole Road	Raleigh	NC	—	1,123	1,266	2,389	—	1,123	1,266	2,389	(31)	2005	1998	360
Randleman	Greensboro	NC	1,950	1,094	2,314	3,408	9	1,094	2,323	3,417	(293)	2002	1998	360
Rockingham	Rockingham	NC	774	157	1,564	1,721	20	157	1,584	1,741	(209)	2002	1996	360
Salisbury	Salisbury	NC	3,188	155	4,617	4,772	97	155	4,714	4,869	(579)	2002	1986	360
Silas Creek	Winston Salem	NC	—	1,640	2,311	3,951	1,035	1,691	3,295	4,986	(381)	2002	2000	360
South Boulevard	Charlotte	NC	4,794	2,180	3,926	6,106	36	2,180	3,962	6,142	(221)	2004	1996	360
South Raleigh	Raleigh	NC	—	792	610	1,402	—	792	610	1,402	(15)	2005	1997	360
Stallings	Matthews	NC	2,068	747	1,689	2,436	535	786	2,185	2,971	(317)	2002	1995	360
Wake Forest	Wake Forest	NC	713	851	1,484	2,335	500	901	1,934	2,835	(237)	2002	1998	360
Weddington	Waxhaw	NC	2,386	642	2,345	2,987	71	706	2,352	3,058	(293)	2002	1999	360
Wendover	Charlotte	NC	—	1,736	6,402	8,138	—	1,736	6,402	8,138	(151)	2005	2003	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Wilkinson	Charlotte	NC	1,968	548	2,777	3,325	115	548	2,892	3,440	(363)	2002	1986	360
Winston	Winston Salem	NC	1,171	354	1,441	1,795	252	328	1,719	2,047	(232)	2002	1985	360
Bricktown	Bricktown	NJ	3,699	1,398	2,640	4,038	2,423	1,957	4,504	6,461	(749)	2004	2000	360
Marlboro	Morganville	NJ	—	1,320	4,963	6,283	75	1,320	5,038	6,358	(814)	2001	2001	360
Marlton	Marlton	NJ	—	842	4,643	5,485	77	842	4,720	5,562	(421)	2003	2003	360
Old Bridge	Matawan	NJ	—	767	2,301	3,068	2,185	767	4,486	5,253	(1,479)	1987	1987/2000	360
Rockaway (dover)	Dover	NJ	—	2,038	3,983	6,021	38	2,038	4,021	6,059	(421)	2003	2003	360
Voorhees	Voorhees	NJ	—	1,121	4,268	5,389	(60)	1,121	4,208	5,329	(674)	2001	2001	360
West Paterson	West Paterson	NJ	—	1,944	6,367	8,311	66	1,944	6,433	8,377	(399)	2004	2004	360
Bethpage	Bethpage	NY	6,475	2,370	6,209	8,579	2,674	3,417	7,836	11,253	(1,211)	2004	2000	360
Commack	Commack	NY	6,140	3,461	6,203	9,664	212	3,461	6,415	9,876	(1,430)	1999	1999	360
Gold Street	Brooklyn	NY	—	1,194	4,821	6,015	1,622	1,194	6,443	7,637	(2,590)	1986	1940	360
Great Neck	Great Neck	NY	2,047	436	2,632	3,068	320	438	2,950	3,388	(569)	1999	1929/2000	360
Hempstead	Hempstead	NY	4,420	1,902	4,572	6,474	1,450	2,599	5,325	7,924	(969)	2004	2000	360
Melville	Melville	NY	—	1,099	3,897	4,996	3,739	1,099	7,636	8,735	(1,595)	1998	1998	360
Nesconset	Nesconset	NY	3,048	1,072	2,919	3,991	665	1,074	3,582	4,656	(678)	2000	2000	360
Northern Boulevard	Long Island	NY	—	1,244	5,039	6,283	1,119	1,244	6,158	7,402	(2,561)	1987	1940	360
Utica Avenue	Brooklyn	NY	—	830	3,556	4,386	653	830	4,209	5,039	(1,728)	1986	1964	360
Van Dam Street	Long Island	NY	—	760	3,189	3,949	540	760	3,729	4,489	(1,621)	1986	1925	360
Yonkers	Yonkers	NY	—	913	3,936	4,849	739	913	4,675	5,588	(2,008)	1986	1928	360
16th & Sandy	Portland	OR	—	231	938	1,169	1,521	492	2,198	2,690	(700)	1995	1973	360
Allen Boulevard	Beaverton	OR	—	525	2,101	2,626	121	525	2,222	2,747	(734)	1996	1973	360
Barbur Boulevard	Portland	OR	—	337	3,411	3,748	2,612	790	5,570	6,360	(2,157)	1995	1993	360
Beaverton	Beaverton	OR	—	216	4,201	4,417	—	216	4,201	4,417	(161)	1985	2005	360
Denney Road	Beaverton	OR	—	593	2,380	2,973	271	593	2,651	3,244	(1,070)	1989	1988	360
Division	Portland	OR	—	352	1,395	1,747	2,708	809	3,646	4,455	(1,320)	1996	1992	360
Gresham	Gresham	OR	—	744	2,442	3,186	122	744	2,564	3,308	(864)	1996	1996	360
Hillsboro	Hillsboro	OR	—	720	2,992	3,712	185	720	3,177	3,897	(1,047)	1996	1996	360
King City / Tigard	Tigard	OR	—	511	2,051	2,562	228	511	2,279	2,790	(929)	1987	1986	360
Liberty Road	Salem	OR	—	524	1,280	1,804	3,971	889	4,886	5,775	(1,245)	1995	1993	360
Milwaukie	Milwaukie	OR	—	583	2,005	2,588	3,290	1,161	4,717	5,878	(1,687)	1996	1990	360
Oregon City	Oregon City	OR	—	321	1,613	1,934	2,088	715	3,307	4,022	(1,334)	1995	1992	360
Portland	Portland	OR	—	382	1,530	1,912	160	382	1,690	2,072	(694)	1988	1988	360
Salem	Salem	OR	—	574	2,294	2,868	519	574	2,813	3,387	(1,172)	1983	1979/81	360
Airport	Philadelphia	PA	—	799	3,194	3,993	731	799	3,925	4,724	(1,509)	1986	1985	360
Edgemont	Newton Square	PA	—	497	3,070	3,567	2,761	949	5,379	6,328	(2,075)	1995	1992	360
Jenkintown	Jenkintown	PA	—	1	2,247	2,248	115	—	2,363	2,363	(128)	2004	2004	360
Oxford Valley	Fairless Hills	PA	—	1,197	4,174	5,371	84	1,197	4,258	5,455	(558)	2002	2002	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Painters Crossing	Glen Mills	PA	—	513	2,868	3,381	9	511	2,879	3,390	(765)	1998	1998	360
Valley Forge	Berwyn	PA	—	331	2,816	3,147	594	—	3,741	3,741	(416)	2002	2002	360
Westchester	West Chester	PA	—	—	4,197	4,197	578	—	4,775	4,775	(1,931)	1986	1980	360
Ashley River	Charleston	SC	—	851	3,880	4,731	5	910	3,826	4,736	(483)	2002	1999	360
Ballantyne	Fort Mill	SC	—	640	1,976	2,616	638	681	2,573	3,254	(286)	2002	1998	360
Charleston	Ladson	SC	1,892	403	3,063	3,466	505	467	3,504	3,971	(427)	2002	1999	360
Dave Lyle	Rock Hill	SC	—	487	2,483	2,970	417	533	2,854	3,387	(341)	2002	2000	360
Florence	Florence	SC	2,653	584	3,841	4,425	213	584	4,054	4,638	(483)	2002	1985	360
Garners Ferry	Columbia	SC	2,338	1,026	2,361	3,387	44	1,026	2,405	3,431	(309)	2002	1988	360
Greenville	Greenville	SC	1,794	330	1,557	1,887	33	330	1,590	1,920	(235)	2002	1987	360
James Island (Folly Road)	Charleston	SC	—	605	2,372	2,977	—	605	2,372	2,977	(190)	2003	2003	360
Rock Hill	Rock Hill	SC	2,181	415	1,867	2,282	381	451	2,212	2,663	(284)	2002	1998	360
Rosewood (Morningstar)	Columbia	SC	—	363	3,549	3,912	11	363	3,560	3,923	(256)	2002	2004	360
Shriners	Greenville	SC	1,968	431	2,324	2,755	73	460	2,368	2,828	(314)	2002	1998	360
Spartanburg	Spartanburg	SC	472	212	1,065	1,277	102	212	1,167	1,379	(156)	2002	1986	360
Sumter	Sumter	SC	1,142	268	1,657	1,925	72	253	1,744	1,997	(225)	2002	1986	360
Sunset	Lexington	SC	—	535	2,299	2,834	443	400	2,877	3,277	(331)	2002	1999	360
Woodruff	Greenville	SC	1,866	1,082	1,390	2,472	208	1,078	1,602	2,680	(216)	2002	1996	360
Franklin	Franklin	TN	2,245	569	2,057	2,626	140	584	2,182	2,766	(796)	1995	1995	360
Hermitage	Hermitage	TN	2,259	157	2,445	2,602	597	327	2,872	3,199	(1,325)	1995	1995	360
Hickory Hollow	Antioch	TN	1,686	743	2,337	3,080	318	758	2,640	3,398	(777)	1997	1997	360
Medical Center—TN	Nashville	TN	1,738	236	2,251	2,487	126	246	2,367	2,613	(909)	1995	1995	360
Rivergate	Madison	TN	2,913	760	1,958	2,718	870	776	2,812	3,588	(854)	1996	1996	360
South Main	Memphis	TN	585	465	1,480	1,945	(329)	352	1,264	1,616	(312)	2000	2000	360
Stones River	Murfreesboro	TN	2,175	373	1,879	2,252	584	399	2,437	2,836	(661)	1998	1998	360
Sycamore View	Memphis	TN	1,161	340	1,460	1,800	1,360	364	2,796	3,160	(716)	1998	1998	360
Winchester	Memphis	TN	1,897	620	2,655	3,275	277	642	2,910	3,552	(807)	1998	1998	360
Wolfchase	Memphis	TN	1,564	760	1,881	2,641	630	781	2,490	3,271	(760)	1997	1997	360
Audelia II	Richardson	TX	—	689	2,286	2,975	(5)	689	2,281	2,970	(339)	2002	2002	360
Bandera Road	San Antonio	TX	—	468	1,873	2,341	155	468	2,028	2,496	(867)	1988	1981	360
Bedford	Bedford	TX	—	408	1,678	2,086	174	408	1,852	2,260	(800)	1985	1984	360
Bee Caves Road	Austin	TX	—	608	3,609	4,217	1,305	1,207	4,315	5,522	(944)	1999	1999	360
Beltline	Irving	TX	—	414	1,671	2,085	476	414	2,147	2,561	(953)	1989	1985/86	360
Blanco Road	San Antonio	TX	—	801	3,235	4,036	160	801	3,395	4,196	(1,436)	1988	1989/91	360
Champions	Houston	TX	—	515	2,775	3,290	261	484	3,067	3,551	(782)	1998	1998	360
Cinco Ranch	Katy	TX	—	1,751	1,336	3,087	108	523	2,672	3,195	(630)	1999	1998	360
City Place	Dallas	TX	—	1,045	3,314	4,359	464	1,118	3,705	4,823	(846)	1999	1999	360
East Lamar	Arlington	TX	—	742	1,863	2,605	592	742	2,455	3,197	(767)	1996	1996	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Federal Road	Houston	TX	—	552	2,223	2,775	208	552	2,431	2,983	(1,039)	1988	1988	360
First Colony	Missouri City	TX	—	447	2,175	2,622	36	427	2,231	2,658	(431)	2000	1994	360
Forum 303	Arlington	TX	—	273	1,100	1,373	182	273	1,282	1,555	(565)	1986	1984	360
Fredericksburg Road	San Antonio	TX	—	645	2,596	3,241	439	645	3,035	3,680	(1,254)	1987	1978/82	360
Greenville Avenue	Dallas	TX	—	768	3,104	3,872	817	1,375	3,314	4,689	(922)	1998	1998	360
Helotes	Helotes	TX	1,816	481	2,277	2,758	41	493	2,306	2,799	(453)	2000	2000	360
Henderson Pass	San Antonio	TX	—	562	2,348	2,910	933	1,386	2,457	3,843	(670)	1998	1995	360
Henderson Street	Fort Worth	TX	—	318	3,137	3,455	966	338	4,083	4,421	(884)	1999	1999	360
Highway 26	Hurst	TX	—	517	2,761	3,278	(1)	527	2,750	3,277	(468)	2001	2001	360
Highway 78	San Antonio	TX	—	392	1,550	1,942	229	392	1,779	2,171	(480)	1998	1997	360
Hill Country Village	San Antonio	TX	—	679	2,731	3,410	200	679	2,931	3,610	(1,237)	1985	1982	360
Hillcroft	Houston	TX	—	—	3,645	3,645	101	—	3,746	3,746	(1,548)	1991	1988	360
Hurst	Hurst	TX	—	363	1,492	1,855	154	363	1,646	2,009	(677)	1987	1974	360
Imperial Valley	Houston	TX	—	461	1,856	2,317	224	461	2,080	2,541	(887)	1988	1987	360
Irving	Irving	TX	—	180	734	914	813	314	1,413	1,727	(592)	1985	1975/84	360
Kingwood	Kingwood	TX	—	525	2,097	2,622	813	511	2,924	3,435	(1,128)	1988	1988	360
Lakeline	Austin	TX	—	737	3,412	4,149	(24)	748	3,377	4,125	(596)	2001	2001	360
Las Colinas	Irving	TX	2,326	478	2,717	3,195	461	491	3,165	3,656	(591)	2000	2000	360
Lewisville	Lewisville	TX	—	434	2,521	2,955	31	434	2,552	2,986	(810)	1997	1997	360
MacArthur	Irving	TX	—	180	734	914	1,241	359	1,796	2,155	(838)	1985	1975/84	360
Macarthur Crossing	Irving	TX	—	746	2,577	3,323	404	746	2,981	3,727	(1,023)	1996	1996	360
Medical Center (TX)	Houston	TX	—	737	2,950	3,687	336	737	3,286	4,023	(1,500)	1989	1989	360
Medical Center SA	San Antonio	TX	2,165	660	2,683	3,343	149	667	2,825	3,492	(544)	2000	2000	360
Mission Bend	Houston	TX	—	653	2,218	2,871	560	653	2,778	3,431	(937)	1995	1995	360
Nacogdoches	San Antonio	TX	—	363	1,565	1,928	1,561	381	3,108	3,489	(773)	1998	1996	360
North Austin	Austin	TX	—	609	1,331	1,940	25	609	1,356	1,965	(62)	1986	2004	360
North Carrollton	Carrollton	TX	—	627	2,739	3,366	38	627	2,777	3,404	(575)	2000	1999	360
North Park	Kingwood	TX	—	570	2,163	2,733	79	549	2,263	2,812	(432)	2000	1996	360
Oak Farms	Houston	TX	—	2,603	2,730	5,333	986	2,652	3,667	6,319	(827)	1999	1999	360
Oak Hills	Austin	TX	2,491	149	3,568	3,717	21	—	3,738	3,738	(840)	1999	1999	360
Oltorf	Austin	TX	—	609	4,399	5,008	2	609	4,401	5,010	(593)	2002	2002	360
Olympia	Missouri City	TX	2,247	489	2,912	3,401	24	505	2,920	3,425	(550)	2000	2000	360
Park Cities East	Dallas	TX	—	1,017	2,686	3,703	329	1,017	3,015	4,032	(1,054)	1995	1995	360
Parker Road	Plano	TX	—	809	2,133	2,942	49	809	2,182	2,991	(765)	1995	1995	360
Preston Road	Dallas	TX	—	703	2,702	3,405	118	697	2,826	3,523	(888)	1997	1997	360
River Oaks	Houston	TX	—	987	2,565	3,552	5,018	1,738	6,832	8,570	(2,657)	1996	1989	360
Round Rock	Round Rock	TX	—	386	1,641	2,027	162	386	1,803	2,189	(589)	1997	1995	360
San Antonio NE	San Antonio	TX	—	406	1,630	2,036	159	406	1,789	2,195	(758)	1985	1982	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Shavano Park	San Antonio	TX	—	566	2,887	3,453	(6)	565	2,882	3,447	(440)	2001	2001	360
Slaughter Lane	Austin	TX	—	592	2,428	3,020	340	592	2,768	3,360	(866)	1997	1994	360
South Cooper	Arlington	TX	—	632	2,305	2,937	335	632	2,640	3,272	(867)	1996	1996	360
South Main—TX	Houston	TX	—	404	1,039	1,443	184	392	1,235	1,627	(284)	2000	1999	360
Southlake	Southlake	TX	—	670	2,738	3,408	429	670	3,167	3,837	(801)	1998	1998	360
Sugarland	Sugarland	TX	—	761	2,991	3,752	191	761	3,182	3,943	(1,309)	1988	1987	360
T.C. Jester	Houston	TX	—	903	3,613	4,516	491	903	4,104	5,007	(1,304)	1996	1990	360
The Quarry	San Antonio	TX	—	1,316	2,817	4,133	164	488	3,809	4,297	(919)	1999	1999	360
Thousand Oaks	San Antonio	TX	—	421	1,683	2,104	158	421	1,841	2,262	(771)	1986	1987	360
Universal City	Universal City	TX	—	169	593	762	1,098	169	1,691	1,860	(690)	1995	1985	360
Valley Ranch	Coppell	TX	—	791	3,210	4,001	240	791	3,450	4,241	(1,064)	1997	1995	360
West University	Houston	TX	—	1,121	4,484	5,605	205	1,121	4,689	5,810	(1,942)	1989	1988	360
Westchase	Houston	TX	—	250	2,756	3,006	16	351	2,671	3,022	(520)	2000	1998	360
Westheimer	Houston	TX	—	611	2,470	3,081	92	611	2,562	3,173	(1,040)	1986	1977	360
Windcrest	San Antonio	TX	—	626	2,535	3,161	510	626	3,045	3,671	(995)	1996	1975	360
Woodforest	Houston	TX	—	538	1,870	2,408	438	538	2,308	2,846	(732)	1996	1996	360
Woodlands	Spring	TX	—	737	2,948	3,685	405	737	3,353	4,090	(1,374)	1988	1988	360
Bayside	Virginia Beach	VA	—	236	943	1,179	358	236	1,301	1,537	(500)	1988	1984	360
Burke	Fairfax	VA	—	634	2,539	3,173	233	634	2,772	3,406	(878)	1996	1984	360
Burke Centre	Burke	VA	—	1,035	4,778	5,813	274	1,035	5,052	6,087	(700)	2001	1983	360
Cedar Road	Chesapeake	VA	—	295	1,184	1,479	268	295	1,452	1,747	(547)	1994	1989	360
Charlottesville	Charlottesville	VA	—	305	1,225	1,530	150	305	1,375	1,680	(583)	1994	1984	360
Chesapeake	Chesapeake	VA	—	454	1,821	2,275	110	454	1,931	2,385	(639)	1996	1986	360
Crater Road	Petersburg	VA	—	224	898	1,122	120	224	1,018	1,242	(416)	1994	1987	360
Dale City	Dale City	VA	—	346	1,388	1,734	514	346	1,902	2,248	(711)	1994	1986	360
Fairfax	Fairfax	VA	—	1,136	4,555	5,691	2,542	1,414	6,819	8,233	(2,636)	1986	1980	360
Falls Church	Falls Church	VA	—	1,413	5,661	7,074	1,685	1,413	7,346	8,759	(2,477)	1987	1988	360
Fordson	Alexandria	VA	—	324	3,114	3,438	95	324	3,209	3,533	(452)	2002	1984	360
Fullerton	Springfield	VA	—	1,139	4,346	5,485	128	1,139	4,474	5,613	(657)	2001	1983	360
Gainesville	Gainesville	VA	—	245	983	1,228	196	245	1,179	1,424	(489)	1994	1988	360
Herndon	Herndon	VA	—	582	2,334	2,916	576	582	2,910	3,492	(1,142)	1988	1985	360
Holland Road	Virginia Beach	VA	—	204	818	1,022	207	204	1,025	1,229	(443)	1994	1985	360
Jefferson Davis Hwy	Richmond	VA	—	306	1,226	1,532	127	306	1,353	1,659	(552)	1994	1990	360
Kempsville	Virginia Beach	VA	—	279	1,116	1,395	170	279	1,286	1,565	(512)	1989	1985	360
Laskin Road	Virginia Beach	VA	—	305	1,225	1,530	181	305	1,406	1,711	(588)	1994	1984	360
Leesburg	Leesburg	VA	—	541	2,174	2,715	97	541	2,271	2,812	(742)	1996	1986	360
Manassas East	Manassas	VA	—	339	1,406	1,745	28	339	1,434	1,773	(596)	2004	N/A	360
Manassas West/East	Manassas	VA	—	315	1,221	1,536	738	315	1,959	2,274	(767)	1988	1984	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
McLean	McLean	VA	—	—	1,839	1,839	1,799	—	3,638	3,638	(1,599)	1997	1997	225
Merrifield	Fairfax	VA	—	3,184	3,966	7,150	918	3,192	4,876	8,068	(1,006)	1999	1999	360
Midlothian Turnpike	Richmond	VA	—	646	2,591	3,237	85	582	2,740	3,322	(902)	1996	1984	360
Newport News North	Newport News	VA	—	574	2,301	2,875	393	574	2,694	3,268	(857)	1996	1986	360
Newport News South	Newport News	VA	—	496	2,014	2,510	383	496	2,397	2,893	(969)	1985	1985	360
North Richmond	Richmond	VA	—	344	1,375	1,719	220	344	1,595	1,939	(670)	1988	1984	360
Old Towne	Alexandria	VA	5,500	2,036	7,210	9,246	173	2,036	7,383	9,419	(1,548)	1999	1999	360
Potomac Mills	Woodbridge	VA	—	1,114	3,440	4,554	32	1,122	3,464	4,586	(932)	1997	1997	360
Princess Anne Road	Virginia Beach	VA	—	305	1,225	1,530	128	305	1,353	1,658	(539)	1994	1985	360
South Military Highway	Virginia Beach	VA	—	289	1,161	1,450	363	289	1,524	1,813	(512)	1996	1984	360
Sterling (Cascades)	Sterling	VA	—	2,292	3,639	5,931	64	2,292	3,703	5,995	(937)	1998	1998	360
Telegraph	Lorton	VA	—	441	2,036	2,477	302	441	2,338	2,779	(319)	2001	2001	360
Temple	Prince George	VA	—	297	1,193	1,490	213	297	1,406	1,703	(562)	1994	1989	360
Virginia Beach Blvd.	Virginia Beach	VA	—	502	1,832	2,334	513	502	2,345	2,847	(963)	1989	1985	360
Auburn	Auburn	WA	—	760	2,773	3,533	214	760	2,987	3,747	(1,042)	1996	1996	360
Ballinger Way	Shoreline	WA	—	893	3,545	4,438	55	893	3,600	4,493	(226)	2004	2004	360
Bellefield	Bellevue	WA	—	957	3,830	4,787	288	957	4,118	5,075	(1,367)	1996	1978	360
Bellevue	Bellevue	WA	—	1,860	7,483	9,343	5,196	2,320	12,219	14,539	(4,159)	1984	1975/99	360
Bellingham	Bellingham	WA	—	601	2,400	3,001	415	601	2,815	3,416	(1,121)	1981	1981	360
Bremerton	Bremerton	WA	—	563	2,297	2,860	135	563	2,432	2,995	(716)	1997	1976	360
Burien	Burien	WA	—	646	2,622	3,268	565	646	3,187	3,833	(1,296)	1985	1974	360
Burien II	Seatac	WA	—	388	1,553	1,941	313	388	1,866	2,254	(788)	1985	1979	360
Canyon Park	Bothell	WA	—	1,023	2,949	3,972	332	1,023	3,281	4,304	(1,534)	1996	1990	360
Canyon Road Puyallup	Puyallup	WA	—	234	937	1,171	168	234	1,105	1,339	(379)	1996	1986	360
Capitol Hill	Seattle	WA	—	764	4,516	5,280	990	839	5,431	6,270	(3,164)	1987	1988	360
East Bremerton	Bremerton	WA	—	576	2,312	2,888	262	576	2,574	3,150	(854)	1996	1985	360
East Lynnwood	Lynnwood	WA	—	482	1,933	2,415	534	482	2,467	2,949	(955)	1986	1978	360
Edmonds	Edmonds	WA	—	1,190	4,806	5,996	670	1,190	5,476	6,666	(2,133)	1984	1974/75	360
Everett	Everett	WA	—	512	2,045	2,557	772	512	2,817	3,329	(1,107)	1981	1978	360
Factoria	Bellevue	WA	—	590	2,362	2,952	241	580	2,613	3,193	(1,010)	1984	1984	360
Factoria Square	Bellevue	WA	—	1,226	4,909	6,135	203	1,226	5,112	6,338	(1,635)	1996	1989	360
Federal Way	Federal Way	WA	—	862	3,414	4,276	301	872	3,705	4,577	(1,611)	1984	1975	360
Gig Harbor	Gig Harbor	WA	—	1,119	769	1,888	126	1,059	955	2,014	(248)	1999	1980	360
Hazel Dell	Vancover	WA	—	728	1,506	2,234	2,928	1,279	3,883	5,162	(1,350)	1996	1989	360
Highland Hills	Tacoma	WA	—	592	2,362	2,954	290	592	2,652	3,244	(1,085)	1981	1982	360
Issaquah	Issaquah	WA	—	615	2,460	3,075	248	615	2,708	3,323	(1,159)	1985	1986	360
Juanita	Kirkland	WA	3,472	877	4,469	5,346	30	877	4,499	5,376	(866)	2000	2000	360
Kennydale	Renton	WA	—	816	3,267	4,083	233	816	3,500	4,316	(1,095)	1996	1991	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Kent	Kent	WA	—	557	2,297	2,854	52	543	2,363	2,906	(701)	1997	1977	360
Lacey	Lacey	WA	—	251	1,014	1,265	105	185	1,185	1,370	(362)	1997	1977	360
Lake City	Seattle	WA	—	572	2,421	2,993	340	572	2,761	3,333	(1,212)	1995	1987	360
Lake Union	Seattle	WA	—	1,580	7,440	9,020	62	2,956	6,126	9,082	(2,614)	1998	1998	360
Lakewood 512	Lakewood	WA	—	920	3,676	4,596	737	920	4,413	5,333	(1,602)	1987	1979/81	360
Lynnwood	Lynnwood	WA	—	775	3,186	3,961	143	757	3,347	4,104	(980)	1997	1979	360
Mill Creek	Everett	WA	—	627	3,760	4,387	315	627	4,075	4,702	(975)	1998	1998	360
Parkland	Tacoma	WA	—	400	1,634	2,034	138	391	1,781	2,172	(531)	1997	1980	360
Pier 57	Seattle	WA	—	872	4,558	5,430	131	872	4,689	5,561	(1,141)	1986	1912/98	360
Port Orchard	Port Orchard	WA	—	483	2,013	2,496	151	483	2,164	2,647	(690)	1997	1991	360
Queen Anne/Magnolia	Seattle	WA	—	952	3,777	4,729	305	952	4,082	5,034	(1,705)	1987	1988	360
Redmond	Redmond	WA	—	537	5,503	6,040	52	529	5,563	6,092	(1,380)	1998	1998	360
Renton	Renton	WA	—	625	2,557	3,182	308	625	2,865	3,490	(1,211)	1984	1979/89	360
Salmon Creek	Vancouver	WA	—	759	3,327	4,086	153	759	3,480	4,239	(1,048)	1997	1997	360
Sammamish Plateau	Sammamish	WA	—	963	3,854	4,817	71	963	3,925	4,888	(982)	1998	1998	360
Shoreline	Shoreline	WA	—	770	3,446	4,216	734	770	4,180	4,950	(1,643)	1986	1978	360
Smokey Point (1)	Arlington	WA	—	232	929	1,161	(280)	881	—	881	—	1987	1984/87	360
South Hill	Puyallup	WA	—	300	1,247	1,547	209	300	1,456	1,756	(591)	1995	1980	360
Southcenter	Renton	WA	—	425	1,783	2,208	241	425	2,024	2,449	(881)	1985	1979	360
Sprague	Tacoma	WA	—	717	1,431	2,148	2,937	1,241	3,844	5,085	(1,435)	1996	1950/89	360
Tacoma South (1)	Tacoma	WA	—	315	1,263	1,578	(284)	1,294	—	1,294	—	1987	1975	360
Totem Lake	Kirkland	WA	—	660	2,668	3,328	321	660	2,989	3,649	(1,233)	1984	1978	360
Vancouver Mall	Vancouver	WA	—	364	1,457	1,821	326	364	1,783	2,147	(770)	1980	1982	360
W. Olympia	Olympia	WA	—	359	1,446	1,805	131	351	1,585	1,936	(456)	1997	1978	360
West Seattle	Seattle	WA	—	698	4,202	4,900	66	698	4,268	4,966	(1,298)	1997	1997	360
White Center (aka West Seattle)	Seattle	WA	—	559	2,284	2,843	199	559	2,483	3,042	(1,014)	1980	1981	360
Woodinville	Woodinville	WA	—	674	2,693	3,367	454	674	3,147	3,821	(1,203)	1984	1982/84	360
Corporate Office	Seattle	WA	—	3,947	7,096	11,043	19,204	4,070	26,178	30,248	(18,669)	1998	1998	360
Monocacy (Land with no Building)	Frederick	MD	—	1,288	—	1,288	—	1,288	—	1,288	—	2002	N/A	N/A
Olive Interbelt (Non-Shurgard Store)	St. Louis	MO	—	818	3,705	4,523	116	818	3,821	4,639	(1,527)	1994	1994	360
Dolfield (1)	Baltimore	MD	—	—	—	—	565	565	—	565	—	2003	N/A	N/A
Fontana-Sierra (1)	Fontana	CA	—	391	1,572	1,963	(1,635)	328	—	328	—	1987	1980/85	N/A
St. Peters (Land with no Building)	St. Peters	MO	—	1,012	—	1,012	25	1,037	—	1,037	—	1999	N/A	N/A

Domestic total			248,741	376,524	1,421,816	1,798,340	259,428	398,314	1,659,455	2,057,769	(432,937)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Aartselaar	Antwerpen	Belgium	$3,345	$1,030	$6,038	$7,068	$674	$1,397	$6,345	$7,742	$(1,402)	2004	1997	360
Antwerpen Bredabaan	Antwerpen	Belgium	3,045	1,753	4,683	6,436	423	2,003	4,856	6,859	(672)	2004	2000	360
Borgerhout	Antwerpen	Belgium	2,685	395	4,842	5,237	252	685	4,804	5,489	(523)	2004	2002	360
Brugge	Brugge	Belgium	2,269	1,023	3,784	4,807	68	1,023	3,852	4,875	(619)	2004	1999	360
Forest	Brussels	Belgium	4,306	—	5,336	5,336	858	408	5,786	6,194	(1,469)	2004	1995	360
Ghent	Ghent	Belgium	3,841	1,283	6,730	8,013	328	1,288	7,053	8,341	(2,226)	2004	1998	360
Groot-Bijgaarden	Brussels	Belgium	3,118	1,959	3,799	5,758	(1)	1,959	3,798	5,757	—	2005	2005	360
Jette	Brussels	Belgium	4,249	1,190	7,802	8,992	543	1,406	8,129	9,535	(1,367)	2004	2000	360
Kortrijk	Kortrijk	Belgium	2,685	1,418	4,491	5,909	651	1,946	4,614	6,560	(643)	2004	1999	360
Leuven	Leuven	Belgium	3,248	1,843	5,024	6,867	69	1,843	5,093	6,936	(876)	2004	1998	360
Linkeroever	Antwerpen	Belgium	2,075	789	3,510	4,299	165	820	3,644	4,464	(402)	2004	2002	360
Luik	Luik	Belgium	2,085	924	3,403	4,327	235	938	3,624	4,562	(504)	2004	2000	360
Machelen	Machelen	Belgium	2,517	871	4,459	5,330	669	1,348	4,651	5,999	(1,021)	2004	1997	360
Molenbeek	Brussels	Belgium	1,978	839	3,242	4,081	150	839	3,392	4,231	(847)	2004	1995	360
Overijse	Overijse	Belgium	2,299	1,459	3,385	4,844	541	1,644	3,741	5,385	(613)	2004	1998	360
Sint Pieters Leeuw	Brussels	Belgium	2,344	743	4,206	4,949	195	806	4,338	5,144	(651)	2004	2001	360
Waterloo	Waterloo	Belgium	4,899	626	7,680	8,306	984	1,913	7,377	9,290	(1,581)	2004	1995	360
Wavre	Wavre	Belgium	2,199	851	3,704	4,555	33	851	3,737	4,588	(275)	2004	2003	360
Zaventem	Zaventem	Belgium	3,983	3,272	5,090	8,362	1,038	3,706	5,694	9,400	(2,156)	2004	1996	360
Amager	Copenhagen	Denmark	4,457	475	6,683	7,158	60	481	6,737	7,218	(152)	2005	2005	360
Herlev	Copenhagen	Denmark	4,350	2,197	4,124	6,321	414	2,223	4,512	6,735	(161)	2004	2004	360
Hørsholm	Hørsholm	Denmark	4,543	1,373	7,775	9,148	664	1,440	8,372	9,812	(708)	2004	2002	360
Hvidovre	Hvidovre	Denmark	4,780	1,907	8,133	10,040	845	1,968	8,917	10,885	(976)	2004	2001	360
Ishøj	Ishøj	Denmark	3,595	1,203	6,232	7,435	182	1,203	6,414	7,617	(736)	2004	2001	360
Osterbro	Copenhagen	Denmark	4,724	2,332	7,409	9,741	259	2,351	7,649	10,000	(611)	2004	2003	360
Roskilde	Roskilde	Denmark	4,603	2,348	7,645	9,993	57	2,348	7,702	10,050	(672)	2004	2002	360
Tårnby	Copenhagen	Denmark	4,705	1,753	5,195	6,948	317	1,773	5,492	7,265	(297)	2004	2004	360
Aix La Pioline	Marseille	France	4,089	1,748	4,643	6,391	24	1,748	4,667	6,415	(20)	2005	2005	360
Asnières	Asnières	France	5,285	2,762	8,485	11,247	821	2,964	9,104	12,068	(1,439)	2004	2001	360
Avignon	Avignon	France	3,403	1,255	3,389	4,644	653	1,283	4,014	5,297	(133)	2004	2004	360
Ballainvilliers	Ballainvilliers	France	3,612	1,918	5,673	7,591	214	1,934	5,871	7,805	(1,052)	2004	2000	360
Buchelay	Buchelay	France	3,567	1,465	6,090	7,555	231	1,465	6,321	7,786	(1,051)	2004	2001	360
Chambourcy	Chambourcy	France	4,602	3,806	6,042	9,848	382	3,980	6,250	10,230	(435)	2004	2003	360
Coignières	Coignières	France	3,330	1,536	5,514	7,050	443	1,611	5,882	7,493	(860)	2004	2001	360
Epinay	Epinay	France	3,620	1,401	6,290	7,691	65	1,401	6,355	7,756	(843)	2004	2002	360
Eragny	Paris	France	3,770	748	5,071	5,819	71	756	5,134	5,890	(380)	2004	2003	360
Fresnes	Fresnes	France	3,988	2,514	5,961	8,475	717	2,733	6,459	9,192	(1,089)	2004	2000	360
Grigny	Grigny	France	3,586	1,312	6,288	7,600	73	1,312	6,361	7,673	(924)	2004	2001	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
La Seyne	La Seyne-sur-mer	France	3,330	749	6,226	6,975	368	838	6,505	7,343	(776)	2004	2002	360
Lormont	Bordeaux	France	3,676	914	5,004	5,918	32	914	5,036	5,950	(29)	2005	2005	360
Lyon Gerland	Lyon	France	3,987	3,291	5,104	8,395	105	3,291	5,209	8,500	(529)	2004	2002	360
Lyon Sarrazin	Lyon	France	4,178	720	6,111	6,831	34	720	6,145	6,865	(24)	2005	2005	360
Lyon Vaise	Lyon	France	3,997	2,168	3,855	6,023	335	2,192	4,166	6,358	(244)	2004	2003	360
Marseille	Marseille	France	4,193	1,958	6,928	8,886	140	1,964	7,062	9,026	(942)	2004	2002	360
Marseille Bonneveine	Marseille	France	3,534	2,280	3,234	5,514	69	2,305	3,278	5,583	(303)	2004	2003	360
Mérignac	Bordeaux	France	3,696	1,097	4,379	5,476	311	1,110	4,677	5,787	(194)	2004	2004	360
Montrouge	Montrouge	France	2,798	988	6,474	7,462	1,470	988	7,944	8,932	(2,554)	2004	1997	360
Nanterre	Nanterre	France	5,089	2,787	7,487	10,274	1,727	3,148	8,853	12,001	(1,614)	2004	2000	360
Nice	Nice	France	3,699	1,710	4,576	6,286	2,118	1,878	6,526	8,404	(2,335)	2004	1997	360
Noisy	Noisy	France	4,592	2,618	6,984	9,602	346	2,705	7,243	9,948	(744)	2004	2002	360
Osny	Osny	France	2,899	1,134	4,982	6,116	503	1,203	5,416	6,619	(1,001)	2004	2000	360
Pessac	Bordeaux	France	3,085	1,427	3,793	5,220	67	1,443	3,844	5,287	(133)	2004	2004	360
Pierrefitte	Paris	France	4,205	1,964	4,163	6,127	656	1,986	4,797	6,783	(190)	2004	2004	360
Poissonniers	Paris	France	6,449	1,968	10,262	12,230	58	1,968	10,320	12,288	(5)	2005	2005	360
Pontault Combault	Pontault Combault	France	2,989	1,116	5,205	6,321	706	1,187	5,840	7,027	(1,138)	2004	1999	360
Port-Marly	Port-Marly	France	3,248	1,207	5,681	6,888	994	1,434	6,448	7,882	(1,037)	2004	2000	360
Rosny	Rosny	France	3,708	1,551	6,273	7,824	941	1,691	7,074	8,765	(1,139)	2004	2000	360
Sevran	Sevran	France	3,780	1,471	6,572	8,043	110	1,470	6,683	8,153	(763)	2004	2002	360
Sucy	Paris	France	4,433	3,278	3,584	6,862	98	3,315	3,645	6,960	(322)	2004	2003	360
Thiais	Thiais	France	5,136	4,266	6,537	10,803	227	4,366	6,664	11,030	(861)	2004	2001	360
Varlin	Varlin	France	277	—	550	550	572	—	1,122	1,122	(696)	2004	1997	360
Villejust	Villejust	France	3,546	1,504	5,996	7,500	457	1,553	6,404	7,957	(1,151)	2004	2000	360
Vitrolles	Vitrolles	France	3,780	1,799	6,201	8,000	98	1,803	6,295	8,098	(759)	2004	2002	360
Wambrechies	Lille	France	2,927	1,593	2,837	4,430	134	1,611	2,953	4,564	(184)	2004	2003	360
Wasquehal	Lille	France	3,533	708	4,750	5,458	45	716	4,787	5,503	(83)	2005	2005	360
Wattignies	Lille	France	3,252	640	4,606	5,246	81	647	4,680	5,327	(288)	2004	2003	360
Bonn Bornheimer Strasse	Bonn	Germany	4,244	2,129	4,452	6,581	122	2,152	4,551	6,703	(226)	2004	2004	360
Düsseldorf Erkrather Strasse	Düsseldorf	Germany	4,240	1,508	5,023	6,531	170	1,538	5,163	6,701	(326)	2004	2003	360
Düsseldorf Heerdter Landstrasse	Düsseldorf	Germany	3,753	1,064	5,079	6,143	4	1,078	5,069	6,147	(361)	2004	2003	360
Essen Martin Luther Strasse	Essen	Germany	4,580	1,689	5,979	7,668	28	1,708	5,988	7,696	(435)	2004	2003	360
Köln Clevischer Ring	Köln	Germany	3,571	1,362	4,813	6,175	47	1,362	4,860	6,222	(66)	2005	2005	360
Köln Melatengürtel	Köln	Germany	4,635	2,277	4,609	6,886	54	2,297	4,643	6,940	(230)	2004	2004	360
Krefeld Diessemer Bruch	Krefeld	Germany	3,522	926	4,476	5,402	425	936	4,891	5,827	(230)	2004	2004	360
Mönchengladbach Krefelder Strasse	Mönchengladbach	Germany	4,012	1,575	4,707	6,282	95	1,592	4,785	6,377	(345)	2004	2003	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Mönchengladbach Waldnieler Strasse	Mönchengladbach	Germany	4,197	1,980	4,590	6,570	64	2,001	4,633	6,634	(340)	2004	2003	360
Mülheim Düsseldorfer Strasse	Essen	Germany	3,617	868	4,631	5,499	40	876	4,663	5,539	(81)	2005	2005	360
Wuppertal Friedrich-Engels-Alle	Wuppertal	Germany	3,859	926	4,556	5,482	575	935	5,122	6,057	(169)	2004	2004	360
Almere	Amsterdam	Netherlands	4,005	1,066	4,766	5,832	397	1,078	5,151	6,229	(340)	2004	2003	360
Amersfoort	Amersfoort	Netherlands	5,984	3,136	5,931	9,067	(2,097)	683	6,287	6,970	(859)	2004	2000	360
Amstelveen	Amsterdam	Netherlands	2,448	—	3,584	3,584	181	—	3,765	3,765	(235)	2004	2003	360
Amsterdam	Amsterdam	Netherlands	2,738	287	3,527	3,814	2,432	287	5,959	6,246	(733)	2004	2000	360
Amsterdam Badhoeve	Amsterdam	Netherlands	3,546	1,404	3,886	5,290	371	1,420	4,241	5,661	(251)	2004	2003	360
Amsterdam Sneevliet	Amsterdam	Netherlands	4,259	—	4,525	4,525	117	—	4,642	4,642	(342)	2004	2003	360
Apeldoorn	Apeldoorn	Netherlands	3,256	1,666	5,207	6,873	312	1,704	5,481	7,185	(683)	2004	2001	360
Breda	Breda	Netherlands	3,975	2,267	6,169	8,436	252	2,341	6,347	8,688	(785)	2004	2001	360
Delft	Delft	Netherlands	3,910	2,386	4,778	7,164	972	2,466	5,670	8,136	(512)	2004	2002	360
Den Haag	The Hague	Netherlands	4,908	782	9,420	10,202	974	782	10,394	11,176	(1,657)	2004	1999	360
Den Haag 2, Lozerlaan	The Hague	Netherlands	326	—	3,268	3,268	—	—	3,268	3,268	—	2005	2005	360
Diemen	Amsterdam	Netherlands	4,256	3,755	5,224	8,979	460	4,074	5,365	9,439	(508)	2004	2002	360
Dordrecht Ampere	Dordrecht	Netherlands	3,265	1,501	4,465	5,966	772	1,513	5,225	6,738	(466)	2004	2002	360
Dordrecht II	Dordrecht	Netherlands	4,048	2,011	6,467	8,478	153	2,037	6,594	8,631	(711)	2004	2001	360
Ede	Ede	Netherlands	3,268	484	5,933	6,417	485	484	6,418	6,902	(692)	2004	2002	360
Eindhoven Praxis	Eindhoven	Netherlands	2,847	—	4,344	4,344	7	—	4,351	4,351	—	2005	2005	360
Heemstede	Amsterdam	Netherlands	6,459	3,434	6,257	9,691	(2,037)	730	6,924	7,654	(772)	2004	2001	360
Kerkrade—Heerlen	Kerkrade	Netherlands	3,119	1,343	5,235	6,578	107	1,342	5,343	6,685	(623)	2004	2001	360
Maastricht	Maastricht	Netherlands	3,047	389	4,318	4,707	1,446	448	5,705	6,153	(794)	2004	2000	360
Nijmegen	Nijmegen	Netherlands	2,385	—	5,032	5,032	300	—	5,332	5,332	(562)	2004	2001	360
Rijswijk	Rijswijk	Netherlands	3,260	511	6,275	6,786	483	511	6,758	7,269	(638)	2004	2002	360
Rotterdam	Rotterdam	Netherlands	2,990	1,121	5,168	6,289	836	1,121	6,004	7,125	(845)	2004	2000	360
Rotterdam Stadionweg	Rotterdam	Netherlands	2,957	1,302	4,934	6,236	248	1,328	5,156	6,484	(585)	2004	2001	360
Spaanse Polder	Rotterdam	Netherlands	2,200	—	5,238	5,238	402	—	5,640	5,640	(743)	2004	2001	360
Spijkenisse	Rotterdam	Netherlands	3,369	1,399	5,779	7,178	51	1,399	5,830	7,229	(410)	2004	2003	360
Tilburg	Tilburg	Netherlands	3,502	1,209	4,101	5,310	132	1,223	4,219	5,442	(270)	2004	2003	360
Utrecht Cartesius	Utrecht	Netherlands	3,887	2,151	5,066	7,217	1,006	2,244	5,979	8,223	(522)	2004	2002	360
Utrecht Franciscus	Utrecht	Netherlands	4,466	2,930	4,141	7,071	90	2,963	4,198	7,161	(342)	2004	2003	360
Utrecht Nieuwegein	Utrecht	Netherlands	3,858	2,129	5,975	8,104	1,000	2,397	6,707	9,104	(925)	2004	2000	360
Veldhoven	Eindhoven	Netherlands	3,728	1,944	5,032	6,976	903	2,014	5,865	7,879	(530)	2004	2002	360
Zaandam	Amsterdam	Netherlands	3,608	2,059	5,544	7,603	203	2,106	5,700	7,806	(750)	2004	2001	360
Zoetermeer	The Hague	Netherlands	335	—	3,278	3,278	—	—	3,278	3,278	—	2005	2005	360
Årstaberg	Årstaberg	Sweden	3,831	1,548	5,680	7,228	679	1,548	6,359	7,907	(709)	2004	2002	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Danderyd	Danderyd	Sweden	4,206	1,760	6,623	8,383	446	1,791	7,038	8,829	(794)	2004	2002	360
Handen	Handen	Sweden	3,652	1,147	6,356	7,503	810	1,296	7,017	8,313	(1,611)	2004	1999	360
Helsingborg	Malmö	Sweden	3,292	559	3,976	4,535	240	565	4,210	4,775	(428)	2004	2003	360
Högdalen	Högdalen	Sweden	3,756	1,319	6,378	7,697	292	1,319	6,670	7,989	(947)	2004	2002	360
Jakobsberg	Jakobsberg	Sweden	2,769	503	5,180	5,683	946	928	5,701	6,629	(1,612)	2004	1998	360
Kungens Kurva	Kungens Kurva	Sweden	3,581	1,087	6,271	7,358	1,398	2,376	6,380	8,756	(2,108)	2004	1998	360
Lund (MMÖ)	Malmö	Sweden	2,896	1,468	4,423	5,891	250	1,511	4,630	6,141	(723)	2004	2001	360
Lundavägen (MMÖ)	Malmö	Sweden	4,110	2,168	5,737	7,905	1,150	2,372	6,683	9,055	(1,307)	2004	2000	360
Minelund (GBG)	Goteborg	Sweden	3,628	1,736	5,742	7,478	419	1,824	6,073	7,897	(1,005)	2004	2001	360
Molndal (GBG)	Goteborg	Sweden	3,493	1,249	5,958	7,207	848	1,699	6,356	8,055	(1,529)	2004	1999	360
Moraberg (STHLM)	Stockholm	Sweden	3,365	1,171	5,724	6,895	293	1,299	5,889	7,188	(1,173)	2004	2000	360
Rissne	Rissne	Sweden	3,991	2,450	5,774	8,224	945	2,450	6,719	9,169	(1,715)	2004	1998	360
Sköndal	Sköndal	Sweden	3,644	1,380	6,097	7,477	303	1,379	6,401	7,780	(853)	2004	2001	360
Sodermalm	Sodermalm	Sweden	1,330	333	2,111	2,444	525	332	2,637	2,969	(909)	2004	1999	360
Solna	Solna	Sweden	6,614	2,445	11,097	13,542	1,813	3,361	11,994	15,355	(2,849)	2004	1999	360
Taby	Taby	Sweden	3,320	1,415	5,401	6,816	1,057	1,654	6,219	7,873	(1,672)	2004	1998	360
Upplands Väsby	Upplands Väsby	Sweden	3,873	1,418	6,509	7,927	348	1,429	6,846	8,275	(1,282)	2004	2001	360
Uppsala	Uppsala	Sweden	3,370	983	5,925	6,908	699	1,124	6,483	7,607	(1,580)	2004	1999	360
Vällingby	Stockholm	Sweden	4,258	2,509	6,149	8,658	255	2,509	6,404	8,913	(454)	2004	2003	360
Västra Frölunda (GBG)	Goteborg	Sweden	3,651	2,324	5,132	7,456	422	2,489	5,389	7,878	(810)	2004	2001	360
Ystadsvägen (MMÖ)	Malmö	Sweden	3,128	1,073	5,231	6,304	336	1,078	5,562	6,640	(821)	2004	2001	360
Croydon	Croydon	UK	5,574	3,887	8,216	12,103	1,621	4,597	9,127	13,724	(1,411)	2004	1999	360
Edgeware	Edgeware	UK	7,326	3,133	7,633	10,766	112	3,168	7,710	10,878	(505)	2004	2003	360
Ewell	Ewell	UK	5,595	3,301	8,841	12,142	2,145	3,994	10,293	14,287	(1,261)	2004	2001	360
Forest Hill	London	UK	6,908	3,351	7,837	11,188	113	3,389	7,912	11,301	(176)	2004	2005	360
Greenford	Greenford	UK	8,590	5,966	12,670	18,636	1,524	7,348	12,812	20,160	(1,208)	2004	2002	360
Gypsy Corner	London	UK	6,685	4,784	9,456	14,240	920	5,461	9,699	15,160	(688)	2004	2003	360
Hanworth	Hanworth	UK	5,457	4,424	7,436	11,860	1,350	5,539	7,671	13,210	(1,187)	2004	2000	360
Hatch End	Harrow	UK	7,309	2,823	6,726	9,549	531	2,847	7,233	10,080	(253)	2004	2004	360
Hayes	Hayes	UK	5,500	3,532	8,358	11,890	1,667	4,582	8,975	13,557	(1,382)	2004	1999	360
Neasden	Neasden	UK	7,316	5,345	10,479	15,824	926	5,812	10,938	16,750	(1,290)	2004	2001	360
Putney	Putney	UK	7,455	5,129	10,847	15,976	1,057	5,510	11,523	17,033	(1,069)	2004	2002	360
Reading	Reading	UK	6,636	6,016	8,353	14,369	141	6,119	8,391	14,510	(1,259)	2004	2000	360
Ruislip	Ruislip	UK	4,507	—	9,766	9,766	1,665	—	11,431	11,431	(1,030)	2004	2002	360
Streatham	London	UK	4,564	3,847	6,001	9,848	882	4,136	6,594	10,730	(985)	2004	1999	360
Surbiton	Surbiton	UK	—	3,351	2,033	5,384	246	3,395	2,235	5,630	(128)	2004	2004	360
Wallington	London	UK	6,094	2,130	6,793	8,923	72	2,130	6,865	8,995	(112)	2005	2005	360
West London	London	UK	—	4,989	8,884	13,873	762	5,118	9,517	14,635	(416)	2004	2004	360

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	Location	State or Country (3)	Encum- brances (2)	INITIAL COST			Costs Subsequent to Acquisition	Gross Amount as of December 31, 2005						Depr. Life in mos.
Property Name				Land	Building, Equip. & Other	Gross Storage Centers		Land and Land Held for Sale	Building Equip. & Other	Gross Storage centers	Accum. Depr.	Owned Since	Year Built
Wokingham	Wokingham	UK	6,124	6,306	7,033	13,339	552	6,703	7,188	13,891	(628)	2004	2003	360
Borsbeek (1)	Antwerpen	Belgium	—	—	—	—	2,238	2,238	—	2,238	—	2005	2006	360
Europe Corporate	Brussels	Belgium	—	—	7,086	7,086	50	7	7,129	7,136	(6,037)	2004	1996	360

European total			575,632	266,556	853,908	1,120,464	72,799	283,839	909,424	1,193,263	(119,234)

Total (4)			$824,373	$643,080	$2,275,724	$2,918,804	$332,227	$682,153	$2,568,879	$3,251,032	$(552,171)

(1)	These properties were classified as held for sale as of December 31, 2005.
(2)	In addition to encumbrances listed we had $1.2 million of mortgage debt on two properties under construction in Europe.
(3)	All amounts for properties in foreign countries have been translated from the functional currency of the country at the balance sheet rate as of December 31, 2005.
(4)	Gross amounts as of December 31, 2005 included properties held for sale of $6.8 million.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

The following tables reconcile the changes in land, building, equipment and other, as well as accumulated depreciation over the last three years:

	(in thousands)
Land, Building, Equipment and Other
Balance at January 1, 2003		$1,728,636
Additions during the period
Acquisitions	$123,234
Developments	41,219
Improvements and other	23,282

		187,735
Cost of real estate sold or disposed		(13,735)

Balance at December 31, 2003		1,902,636
Additions during the period
Effect of consolidation of Shurgard Europe	966,437
Acquisitions	70,501
Developments	166,072
Improvements and other	10,170
Effect of change in currency translation rate	62,356

		1,275,536
Cost of real estate sold or disposed		(34,684)

Balance at December 31, 2004		3,143,488
Additions during the period
Acquisitions	96,304
Developments	125,820
Improvements and other	45,241
Effect of change in currency translation rate	(155,136)

		112,229
Cost of real estate sold or disposed		(11,459)

Balance at December 31, 2005		$3,244,258

Accumulated Depreciation
Balance at January 1, 2003		$274,435
Depreciation expense		54,159
Depreciation associated with discontinued operations		936
Disposals		(7,525)

Balance at December 31, 2003		322,005
Effect of consolidation of Shurgard Europe		72,275
Depreciation expense		86,034
Depreciation associated with discontinued operations		729
Disposals		(5,526)
Effect of change in currency translation rate		4,014

Balance at December 31, 2004		479,531
Depreciation expense		92,767
Depreciation associated with discontinued operations		151
Disposals		(5,947)
Effect of change in currency translation rate		(14,331)

Balance at December 31, 2005		$552,171

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

DELOITTE & TOUCHE

Reviseurs d’Entreprises SC s.f.d. SCRL

Represented by Daniel Kroes

/s/    DANIEL KROES

April 23, 2004

CONSOLIDATED BALANCE SHEETS

(in thousands)

(in U.S. dollars)

		As of December 31,
	Note	2003	2002 (as restated)	2001 (as restated)
ASSETS
Storage Centres:
Land		$137,615	$83,297	$53,623
Buildings & equipment, net		400,397	279,570	171,321
Construction in progress		12,766	87,225	68,839

Total Storage Centres	C	550,778	450,092	293,783
Investment in and receivables from affiliates	D	29,824	—	—
Cash & cash equivalents		11,965	24,978	15,324
Deferred taxation	E	—	—	—
Other assets	F	31,902	30,103	20,059

Total Assets		$624,469	$505,173	$329,166

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities		$41,637	$35,617	$24,676
Liabilities under capital leases	G	11,391	9,469	7,838
Bonds payable to an affiliated company	H	57,287	49,623
Line of credit	I	376,553	270,936	174,506
Subordinated loan payable to related party	K	—	127,620	99,534

Total Liabilities		486,868	493,265	306,554

Commitments and contingencies	N
Shareholders’ equity	L
General Partner Interest
€160.50 par value; 56 shares issued and outstanding in 2003 and 2002		10	10	10
Class A Limited Liability Partner Interest
€160.50 par value; 233,844 shares (2002: 97,733) issued and outstanding		40,948	17,769	17,769
Additional paid in capital		118,653	30	30
Profit Certificates: 219,234 (2002: 219,234) issued		139,754	139,754	139,754
Less: uncalled Profit Certificates		(26,089)	(26,089)	(47,718)

Total shareholders’ interest		273,276	131,474	109,845
Accumulated loss		(140,287)	(110,421)	(80,590)
Accumulated other comprehensive loss		4,612	(9,145)	(6,643)

Total shareholders’ equity		137,601	11,908	22,612

Total liabilities & shareholders’ equity		$624,469	$505,173	$329,166

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

See Notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(in U.S. dollars)

		For the year ended December 31,
	Note	2003	2002 (as restated)	2001 (as restated)
Operating activities:
Net loss		$(29,866)	$(29,831)	$(29,596)
Adjustments to reconcile earnings to net cash used in operating activities
Income tax charge (benefit)		202	(13)
Share of loss of affiliate		1,135	—	—
(Gains) on disposal of property		—	(257)	(20)
Cumulative effect of a change in accounting principle				1,106
Derivative expense		192	—	—
Depreciation and amortization		19,433	12,959	9,044
Amortization of financing costs as interest expense		4,651	3,268	2,706
Exchange translation gain on bonds payable to an affiliated company		(9,830)	(2,357)	—
Interest and redemption premium accrued on bonds payable to an affiliated company		6,889	539	—
Subordinated loan payable to related party	K	7,774	8,893	7,735
Changes in operating accounts:
Receivables from affiliate	D	(6,307)	—	—
Other assets		2,202	(5,742)	(1,016)
Accounts payable and other liabilities		1,630	4,608	7,429

Net cash used in operating activities		(1,895)	(7,933)	(2,612)

Investing activities:
Payments for site acquisition and construction		(79,459)	(114,634)	(104,889)
Transfer of assets to affiliate	D	44,139	—	—
Proceeds of derivative contract		2,283	—	—
Investment in affiliate	D	(22,357)	—	—
Proceeds of disposal of property		—	4,216	43
Payments for other intangible assets		(768)	(666)	(470)

Net cash used in investing activities		(56,162)	(111,084)	(105,316)

Financing activities:
Proceeds from issue of Profit Certificates	L	—	21,837	38,339
Proceeds from issue of Partner Interests	L	7,316	—	—
Proceeds from lines of credit		45,494	57,188	76,678
Proceeds from bonds payable to an affiliated company		—	49,317	—
Repayment of subordinated loan payable to related party	K	(7,344)	—	—
Increase in liabilities under capital leases		44	177	(54)
Payment of financing and related costs		(4,134)	(3,207)	(4,809)

Net cash provided by financing activities		41,376	125,312	110,154

Net effect of translation on cash		3,668	3,359	(664)

(Decrease) increase in cash and cash equivalents		(13,013)	9,654	1,562
Cash and cash equivalents at start of year		24,978	15,324	13,762

Cash and cash equivalents at end of year		$11,965	$24,978	$15,324

Supplemental schedule of cash flow information:
Interest paid net of capitalization		$10,114	$9,055	$6,315

Capital lease obligation incurred on site acquisition		$—	$—	$5,989

Partner Interests issued for contribution in kind of subordinated loan payable to related party		$135,548	$—	$—

Total amount of corporate income taxes paid		$202	$(13)	$—

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

See Notes to consolidated financial statements

SHURGARD SELF STORAGE S.C.A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization

Shurgard Self Storage S.C.A. (the Company) was incorporated under Belgian Law as a Société en Commandite Simple on December 8, 1994 and reorganized as a Société en Commandite par Actions on September 28, 1999. The Company invests directly or through wholly-owned subsidiaries in Belgium, the Netherlands, France, Sweden, Denmark, the United Kingdom and Germany (Collectively the “Group”) in the development and operation of self-service storage properties providing month-to-month leases for business and personal use.

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

New accounting principles:    In November 2002, the FASB issued FASB Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Group have not entered into any guarantees or modified any existing guarantees subsequent to December 31, 2002 and therefore adoption of this statement has had no effect on its financial position, results of operations or cash flows.

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

Foreign exchange: The consolidated financial statements are initially prepared in euro, the primary functional currency of the Group. Assets and liabilities of certain subsidiaries outside the euro zone, whose functional currencies are the local currencies of the countries in which they are located, are translated in accordance with SFAS 52, “Foreign Currency Translation”. In accordance with SFAS 52, assets and liabilities of such subsidiaries denominated in local currencies are translated into euro at the exchange rates in effect at the balance sheet date and revenue and expenses are translated at average rates of exchange rate prevailing during the year. Gains or losses arising from such translation, together with gains or losses on translation of intercompany loans to such subsidiaries that are of a long-term nature, are accumulated in OCI as a separate component of shareholders’ equity.

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

29,824

The investment comprises an investment in a 20% interest in the registered capital of First Shurgard SPRL (First Shurgard), a Belgian entity formed in May 2003, together with a 5.2% direct interest in one of its subsidiaries, First Shurgard Deutschland GmBH. These entities were formed under a joint venture agreement with Crescent Euro Self Storage Investments SARL (Crescent) for the development of up to 38 storage centers in the Group’s European markets. During the year, the Group transferred ten properties under development into the joint venture at their cost of $44,139,000 plus reimbursement of interest carry cost of $1,283,000, included in Interest Income in the consolidated statements of operations.

First Shurgard has equity commitments of €20,000,000 (Equivalent to $25,104,000 at December 31, 2003) from the Group and €80,000,000 (Equivalent to $100,414,000 at December 31, 2003) from Crescent, of which €15,981,000 (equivalent to $20,059,000 at December 31, 2003) remains to be drawn, and has obtained a non-recourse five year debt facility for €140,000,000 (equivalent to $175,725,000 at December 31, 2003) from a group of commercial banks. Under the terms of this debt facility, a subsidiary of First Shurgard entered into a Subscription Agreement with Shurgard Storage Centers, Inc. (Shurgard) under which Shurgard irrevocably agreed to subscribe to subordinated and unsecured registered bonds in the aggregate principal amount of up to $20,000,000. This commitment may be reduced if certain financial covenants are met and otherwise terminates not later than July 25, 2009. These bonds may generally only be drawn down either to avoid an imminent default or in the event of a default and so applied to repay amounts due under the credit agreement.

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

Note K—Subordinated Loan Payable

At December 31, 2002, the Company had drawn €121,763,000, including accrued interest at annual rate of 8.25%, under a €206,000,000 ($258,567,000 at December 31, 2003) Loan Facility Agreement with Recom & Co SNC (Recom), a Belgian holding company with a partnership interest then of 53.83% in the Company. The outstanding loan of €128,766,000 ($142,892,000 at September 8, 2003), including accrued interest, was repaid in full on September 8, 2003 by payment of cash of €6,618,000 ($7,344,000 at September 8, 2003) together with the contribution in kind by Recom of the balance of €122,148,000 ($135,548,000 at 8 September 2003) in consideration for its subscription for shares issued under certain warrants (See Note L).

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

The performance of properties is evaluated based upon Net Operating Income (NOI), which is defined as rental revenue less direct operating expenses and real estate taxes. These segments allow management to focus separately on increasing NOI from existing properties and renting up new facilities. The accounting policies applicable to segments are as described in Note B above. There are no inter-segment sales and transfers. Depreciation and amortization, other operating expenses and net interest expense are not allocated to segments.

The following table illustrates the results for these segments for the years ended December 31, 2003 and 2002 using the Same Store and New Store data for the 47 stores meeting the above criteria as at December 31, 2003.

	Same Stores	New Stores	TOTAL
	(in thousands)
Year ended December 31, 2003
Rental revenue	42,930	24,388	67,318
Direct store operating expenses(1)	(15,747)	(17,563)	(33,310)

NOI	27,183	6,825	34,008

Total land, buildings & equipment	216,745	318,374	535,119

Year ended December 31, 2002
Rental revenue	34,372	9,140	43,512
Direct store operating expenses(1)	(12,525)	(9,730)	(22,255)

NOI	21,847	(590)	21,257

Total land, buildings & equipment	192,179	168,363	360,542

The following table illustrates the results for these segments for the years ended December 31, 2002 and 2001 using the Same Store and New Store data for the 28 stores meeting the above criteria as at December 31, 2002.

	Same Stores	New Stores	TOTAL
	(in thousands)
Year ended December 31, 2002
Rental revenue	23,153	20,359	43,512
Direct store operating expenses(1)	(7,734)	(14,521)	(22,255)

NOI	15,419	5,838	21,257

Total land, buildings & equipment	105,161	255,381	360,542

Year ended December 31, 2001
Rental revenue	17,849	8,677	26,526

Direct store operating expenses(1)	(7,012)	(8,466)	(15,478)

NOI	10,837	211	11,048

Total land, buildings & equipment	92,957	130,503	223,460

(1)	Including real estate taxes and leasehold expense

The following table reconciles the reported segments’ revenue to consolidated total revenue for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Total segment revenue	67,318	43,512	26,526
Other income	11,376

Total revenue	78,694	43,512	26,526

Of the total segment revenue, $10,829,000 (2002: $8,550,000) was attributed to Belgium and $56,489,000 (2002: $34,962,000) to other European markets.

The following table reconciles the reported segments’ NOI to consolidated net loss for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Total segment NOI	34,008	21,251	11,048
Other income	11,376
Depreciation and amortization	(19,433)	(12,959)	(9,044)
Other operating expenses	(30,794)	(16,966)	(14,020)
Effect of change in accounting principle	—	—	(1,106)
Net financial expense	(34,651)	(23,527)	(16,474)
Exch. transl. gain on bonds payable	9,830	2,357
Provision for taxes	(202)	13

Net loss	(29,866)	(29,831)	(29,596)

The following table reconciles the reported segments’ assets to consolidated assets as at December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Total segment assets	535,119	360,542	223,460
Construction in progress	12,766	87,225	68,839
Other fixed assets	2,893	2,325	1,485
Other assets	73,691	91,509	59,387

Consolidated total assets	624,469	541,601	353,171

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