Form 10-Q
period 2006-03-31
SHURGARD STORAGE CENTERS INC
filed 2006-05-10
CIK 906933

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-11455

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

Shares outstanding at May 1, 2006

Class A Common Stock, $.001 par value, 47,290,383 shares outstanding

Shurgard Storage Centers, Inc.

Form 10-Q

For the quarterly period ended March 31, 2006

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands except share and per share data)

	March 31, 2006	December 31, 2005
ASSETS
Storage centers:
Operating storage centers	$3,316,120	$3,244,258
Less accumulated depreciation	(576,875)	(552,171)

Operating storage centers, net	2,739,245	2,692,087
Construction in progress	88,349	67,073
Properties held for sale	3,783	6,774

Total storage centers	2,831,377	2,765,934
Cash and cash equivalents	36,616	39,778
Restricted cash	2,876	4,972
Goodwill	27,440	27,440
Other assets	125,071	119,248

Total assets	$3,023,380	$2,957,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$143,136	$181,435
Lines of credit	620,700	583,500
Notes payable	1,322,780	1,275,720

Total liabilities	2,086,616	2,040,655

Minority interest	138,983	116,365
Commitments and contingencies (Note 17)

Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value; 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250	83,068	83,068
Class A Common Stock; $0.001 par value; 120,000,000 shares authorized; 47,251,336 and 47,041,680 shares issued and outstanding, respectively	47	47
Additional paid-in capital	1,150,041	1,142,288
Accumulated deficit	(483,856)	(459,586)
Accumulated other comprehensive income (loss)	366	(13,580)

Total shareholders’ equity	797,781	800,352

Total liabilities and shareholders’ equity	$3,023,380	$2,957,372

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Income

(unaudited)

(Amounts in thousands except share and per share data)

	For the three months ended March 31,
	2006	2005
Revenue
Storage center operations	$126,768	$112,238
Other	842	1,386

Total revenue	127,610	113,624

Expenses
Operating	61,094	59,078
Real estate development	1,670	2,930
Depreciation and amortization	25,923	23,344
Impairment and abandoned project expense	545	323
General, administrative and other	7,453	8,029

Total storage center expenses	96,685	93,704

Income from operations	30,925	19,920

Other Income (Expense)
Costs related to proposed merger (Note 17)	(1,465)	—
Interest expense	(29,404)	(24,125)
Gain (loss) on derivatives, net	691	(359)
Foreign exchange gain (loss)	125	(3,848)
Interest income and other, net	405	960

Other expense, net	(29,648)	(27,372)

Income (loss) before minority interest, equity in earnings of other real estate investments, net and income tax expense	1,277	(7,452)
Minority interest	3,933	6,110
Equity in earnings of other real estate investments, net	—	21
Income tax expense	(19)	(10)

Income (loss) from continuing operations	5,191	(1,331)
Discontinued operations
Income from discontinued operations	68	164
Gain on sale of discontinued operations	—	6,423

Total income from discontinued operations	68	6,587
Cumulative effect of change in accounting principle (Note 10)	(200)	—

Net Income	5,059	5,256
Net Income Allocation
Preferred stock dividends and other	(3,037)	(3,042)

Net income available to common shareholders	$2,022	$2,214

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Income (continued)

(unaudited)

(Amounts in thousands except share and per share data)

	For the three months ended March 31,
	2006	2005
Basic per share amounts:
Income (loss) from continuing operations available to common shareholders	$0.04	$(0.09)
Discontinued operations	—	0.14
Cumulative effect of change in accounting principle	—	—

Net income available to common shareholders per share	$0.04	$0.05

Diluted per share amounts:
Income (loss) from continuing operations available to common shareholders	$0.04	$(0.09)
Discontinued operations	—	0.14
Cumulative effect of change in accounting principle	—	—

Net income available to common shareholders per share	$0.04	$0.05

Distributions per common share	$0.56	$0.55

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2006	2005
Operating activities:
Net income	$5,059	$5,256
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets, including discontinued operations	(31)	(6,483)
Depreciation, amortization and impairment losses	25,925	23,384
(Gain) loss on derivatives, net	(691)	359
Stock-based compensation expense	2,024	509
Non-cash interest and other	2,236	2,747
Foreign exchange (gain) loss	(125)	3,848
Minority interest	(3,933)	(6,110)
Changes in operating accounts, net of effect of acquisitions:
Payments of accrued costs related to proposed merger	(10,840)	—
Other assets	3,213	407
Accounts payable and other liabilities	(16,827)	(6,848)

Net cash provided by operating activities	6,010	17,069

Investing activities:
Construction and improvements to storage centers	(27,306)	(24,492)
Acquisitions of storage centers, including associated intangible assets	(3,114)	(3,000)
Payment for purchase of 3S-Self-Storage, net of cash acquired	(46,262)	—
Purchase of intangible assets	(621)	(1,397)
Proceeds from sale of assets	2,530	13,177
Changes in restricted cash, net	2,128	1,412
Increase in notes receivable	(505)	(603)
Purchase of additional interest in European affiliated partnerships	(450)	—

Net cash used in investing activities	(73,600)	(14,903)

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2006	2005
Financing activities:
Proceeds from notes payable	$36,713	$23,421
Payments on notes payable	(897)	(755)
Proceeds from lines of credit	72,200	425,900
Payments on lines of credit	(35,000)	(405,100)
Payment of loan costs	(1,306)	(2,847)
Distributions paid on common and preferred stock	(32,303)	(28,632)
Payments on derivatives	(217)	(14,890)
Proceeds from derivatives	172	—
Proceeds from exercise of stock options and dividend reinvestment plan	2,536	954
Contributions received from minority partners	23,638	4,313
Distributions paid to minority partners	(1,480)	(1,068)

Net cash provided by financing activities	64,056	1,296

Effect of exchange rate changes on cash and cash equivalents	372	(1,591)

(Decrease) increase in cash and cash equivalents	(3,162)	1,871
Cash and cash equivalents at beginning of period	39,778	50,277

Cash and cash equivalents at end of period	$36,616	$52,148

Supplemental schedule of cash flow information:
Cash paid for interest, net of amounts capitalized	$21,808	$15,544

Cash paid for income taxes	$489	$—

Supplemental schedule of non-cash investing information:
Liabilities assumed in acquisition of management contracts	$—	$1,200

Supplemental schedule of non-cash financing information:
Receivable from stock options exercised	$3,916	$—

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

For the quarterly period ended March 31, 2006

(unaudited)

Note 1—Organization

Shurgard Storage Centers, Inc. and our subsidiaries (the “Company,” “we,” “Shurgard” or “us”), are engaged principally in investing in, acquiring, developing and operating self-storage centers located throughout the United States and in Western Europe. Our revenues are generated primarily from leasing self-storage space to tenants on a month-to-month basis. We also provide ancillary services at our storage centers consisting primarily of truck rentals and sales of storage products.

On March 6, 2006, we entered into an Agreement and Plan of Merger (Merger Agreement), dated as of March 6, 2006, with Public Storage, Inc. (Public Storage), which contemplates that we will be merged with and into a subsidiary of Public Storage. Each outstanding share of our common stock will be converted into the right to receive 0.82 of a fully paid and non-assessable share of Public Storage common stock. In addition, in connection with the merger, we expect to redeem each outstanding series of our preferred stock in accordance with its terms. Public Storage will assume approximately $1.9 billion of our debt. Our board of directors and the board of directors of Public Storage have approved the Merger Agreement. The proposed merger is subject to our shareholders’ approval, Public Storage’s shareholders’ approval of the issuance of shares of Public Storage common stock to be used as merger consideration and other customary closing conditions. (See further discussion at Note 17).

Note 2—Summary of Significant Accounting Policies

Basis of presentation:  The condensed consolidated financial statements include the accounts of Shurgard and our consolidated subsidiaries presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial condition at March 31, 2006 and December 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. Interim results are not necessarily indicative of the results for the year. The interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005. All amounts are presented in U.S. dollars unless indicated otherwise; all balances related to our foreign subsidiaries have been translated into U.S. dollars at period-average or period-end exchange rates as appropriate. All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements assume that Shurgard continues as a separate public company, and therefore do not reflect the effects of transactions or decisions that are contingent on the completion of the proposed merger with Public Storage.

Consolidated and unconsolidated subsidiaries:  We consolidate all wholly-owned subsidiaries. We assess whether our subsidiaries are Variable Interest Entities (VIEs) as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” Upon implementation of FIN 46R in January 1, 2004, we consolidated all VIEs of which we are the primary beneficiary. We evaluate partially-owned subsidiaries and joint ventures held in partnership form to determine whether rights held by other investors constitute substantive participating rights in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of Statement of Financial Accounting Standard (SFAS) No. 94, “Consolidation of All Majority-Owned Subsidiaries” and EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has substantive participating rights, has the ability to dissolve the partnership or remove the general partner without cause in a partnership or participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated.

Use of estimates:  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the amounts of revenues and expenses recognized during the reporting period. Significant estimates are inherent in the preparation of our financial statements and include the evaluation of impairment of long-lived assets and goodwill, valuation allowances for deferred tax assets, estimated lives of depreciable and amortizable assets and the allocation of the purchase price of acquired businesses and properties and legal liabilities. Actual results could differ from these and other estimates.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current presentation with no effect on shareholders’ equity, net income or net cash-flows from operating, investing and financing activities.

Storage centers:  We carry storage centers to be developed or held and used in operations at depreciated cost, reduced for impairment losses where appropriate. We capitalize acquisition, development and construction costs of properties in development in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” and include, where applicable, salaries and related costs, real estate taxes, interest, lease expense and preconstruction costs directly related to the project. Preconstruction costs, which included efforts to secure land control and zoning, to evaluate feasibility and to complete other initial tasks that are essential to development, incurred prior to the acquisition of the property or acquisition of an option to purchase the property being probable, are charged as real estate development expenses as incurred. Real estate development expense represents costs incurred in connection with real estate development projects that do not qualify for capitalization under the above provisions. In addition, for the three months ended March 31, 2006, real estate development includes $500,000 of non-capitalizable fees related to the financing of an acquisition. We record abandonment losses for previously capitalized costs of development projects when we assess that the completion of the project is no longer probable. We capitalize development and construction costs and costs of significant improvements and replacements and renovations at storage centers, while we expense costs of maintenance and repairs as we incur them.

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

If events or circumstances indicate that the carrying value of an operating storage center may be impaired, we conduct a recoverability analysis based on expected undiscounted cash flows to be generated from the property. If the analysis indicates that we cannot recover the carrying value from estimated future cash flows, we write down the property to its estimated fair value and recognize an impairment loss. We determine fair values based on expected future cash flows using appropriate market discount and capitalization rates.

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

The fair values of intangible assets include, where applicable, leases to customers with above market rents and in-place lease values. The fair values of these identifiable intangible assets are generally not significant, because substantially all leases in our business are month-to-month, and most customers use our facilities for less than one year. We expense internal costs related to the acquisition of a business, or an operating storage center, as we incur them.

Discontinued operations:  We report real estate dispositions as discontinued operations separately as prescribed under the provisions of SFAS No. 144. Accordingly, we report the operating results attributable to operating properties sold or held for sale and the applicable gain or loss on the disposition of the properties as discontinued operations. The condensed consolidated statements of income for prior periods are also adjusted to conform to this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows.

Revenue recognition:  The majority of our customers rent under month-to-month lease agreements and revenue is recognized at the contracted rate for each month occupied. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease. Management fee revenue is recognized each month for which services are rendered; these contracts are generally cancelable by either party on specified advanced notice. We recognize revenue related to profit sharing contracts related to our tenant insurance referral program based on the excess of premiums over actual and estimated claims and administrative costs. Revenues are presented net of provisions for doubtful accounts of $1.6 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively.

Income taxes:  We have elected to be taxed as a Real Estate Investment Trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must distribute annually to our shareholders at least 90% of our REIT taxable income and meet certain other requirements relating primarily to the nature of our assets and the sources of our revenues. As a REIT, we are not subject to U.S. federal income taxes to the extent of distributions. We believe that we met the qualifications for REIT status at December 31, 2005 and intend to meet the qualifications in the future and to distribute at least 90% of our REIT taxable income to shareholders in future tax years. Our domestic non-REIT activities are conducted primarily through Shurgard TRS, Inc., a taxable REIT subsidiary. Our foreign non-REIT activities are conducted primarily through six European taxable REIT subsidiaries. As a result, we have not provided for U.S. federal income taxes for the REIT in our financial statements. However, we do provide for U.S. federal income taxes for our domestic taxable REIT subsidiaries (TRSs). Additionally, both the REIT and our domestic TRSs are subject to certain state income taxes as well as certain franchise taxes. We also provide for income taxes of our European subsidiaries, which are subject to income taxes in the respective jurisdictions of the countries in which they operate.

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

When hedge accounting is discontinued due to our determination that the derivative no longer qualifies as an effective fair-value hedge, we will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When hedge accounting is discontinued due to our determination that the derivative no longer qualifies as an effective cash flow hedge, we reclassify the related accumulated other comprehensive income (loss) into earnings when the previously effectively hedged transactions affect earnings. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we will continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording the resulting gain or loss in current period earnings. When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income (loss) and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two month period of time thereafter, the gains and losses that were accumulated in other comprehensive income (loss) will be recognized immediately in earnings. If we discontinue a cash flow hedge because the variability of the probable forecasted transaction has been eliminated, we will reclassify the net accumulated other comprehensive income (loss) to income over the term of the designated hedging relationship. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing subsequent changes in the fair value in current period earnings. Expenses recognized relating to changes in the time value of interest rate cap agreements were insignificant in 2006 and 2005.

Other comprehensive income (loss):

The following tables summarize components of other comprehensive income (loss):

	For the three months ended March 31,
	2006	2005
	(in thousands)
Net income	$5,059	$5,256
Other comprehensive income (loss):
Derivatives designated as hedges	10,816	(1,675)
Currency translation adjustment	3,130	(3,440)

Total other comprehensive income (loss)	13,946	(5,115)

Total comprehensive income	$19,005	$141

The currency translation adjustment represents the net currency translation adjustment gains and losses related to our European subsidiaries. Amounts are presented net of minority interests.

Financial instruments with characteristics of both liabilities and equity:  We adopted the requirements of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” in the third quarter of 2003; there was no impact on our financial position, operating results or cash flows. However, the minority interests associated with certain of our consolidated joint ventures and our subsidiaries that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS No. 150. As of March 31, 2006 and December 31, 2005 the aggregate book value of these minority interests in finite-lived entities on our condensed consolidated balance sheet was $128.1 million and $105.3 million, respectively. We believe that the estimated aggregate settlement value of these interests was approximately $249.1 million and $213.2 million, respectively. These amounts are based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we would distribute to our joint venture partners assuming dissolution as of March 31, 2006 and December 31, 2005, respectively. As required under the terms of the respective partnership agreements, subsequent changes to the estimated fair value of the assets and liabilities of the consolidated joint ventures will affect our estimate of the aggregate settlement value. The partnership agreements do not limit the amount to which the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Recent accounting pronouncements:

Stock-based compensation expense:  At March 31, 2006, we have stock-based employee compensation plans, which are described more fully in Note 10 to the condensed consolidated financial statements. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation costs recognized in the first quarter of 2006 include: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, which is estimated in accordance with the original provisions of SFAS 123 for (i) ”equity awards” (as defined in SFAS 123R) based on the grant-date fair value, and for (ii) ”liability awards” based on the balance sheet date fair value, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date or balance sheet date fair value, as applicable, estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Expense recognized in the first quarter of 2006, therefore, was reduced for estimated forfeitures. Estimated forfeitures are adjusted at least annually if actual forfeitures differ from those estimates. Results for prior periods have not been restated pursuant to SFAS 123R. (See Note 10.)

Prior to January 1, 2006, stock-based compensation recognized in our statement of income was based on the grant date fair value of restricted shares of Shurgard’s common stock, and the intrinsic value of stock options and stock appreciation rights granted to employees of our European subsidiary. Under APB 25 we did not recognize stock-based compensation cost related to stock options that had an exercise price equal to the market value of Shurgard’s common stock on the date of grant. Prior to adoption of SFAS 123R, the value of stock options was estimated for purposes of this pro forma disclosure using the Black-Scholes option-pricing formula and amortized to pro forma expense ratably over the options’ vesting periods. Pre-vesting forfeitures were recognized as incurred through cumulative reversal of previously reported compensation expense.

Prior to the adoption of SFAS 123R, tax benefits of deductions resulting from the exercise of stock options or vesting of restricted share awards were presented as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share based payments (excess tax benefits) to be classified as financing cash flows. Due primarily to our status as a REIT, no excess tax benefit was recognized during the quarters ended March 31, 2006 or 2005.

In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period,” which is effective for lease agreements entered into after January 1, 2006. This FSP clarifies that rental costs incurred during the period of construction of an asset on leased property should not be capitalized; rather they should be recognized as rental expense in the same manner as rental costs incurred after the construction period. However, to the extent a lessee accounts for rental of real estate projects under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” it should continue capitalizing rental costs. We lease under operating leases certain parcels of land and buildings on which we develop storage centers or perform certain construction improvements. We have historically capitalized rental costs during the construction period on such properties. We account for real estate projects involving our development and construction of self-storage facilities under SFAS No. 67; therefore, the adoption of this FSP did not have a material impact on our financial position, operating results or cash flows.

In June 2005, the FASB issued EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” In light of guidance provided in FIN 46R regarding “kick-out” rights in the context of evaluating variable interests and consolidation of variable interest entities, EITF 04-5 clarifies when a sole general partner should consolidate a limited partnership. EITF 04-5 provides authoritative guidance for purposes of assessing whether a limited partner’s rights are important rights that, under SOP 78-9, might preclude a general partner from consolidating a limited partnership. For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 did not have a material effect on our financial position, operating results or cash flows.

Effective January 1, 2006 we adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which was issued in May 2005. This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Adoption of this standard had no impact on our financial position, operating results or cash flows.

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

Prior to June 30, 2005, we had direct and indirect ownership interests in Shurgard Self Storage SCA (Shurgard Europe) of 87.23%. We assessed Shurgard Europe under the provisions of FIN 46R and concluded that it met the definition of a VIE. We also concluded that we were the primary beneficiary effective as of June 2003. As a result, we began consolidating Shurgard Europe in our financial statements beginning January 1, 2004. On June 30, 2005, we acquired the remaining 12.77% ownership interests. Accordingly, as of June 30, 2005, Shurgard Europe became a wholly-owned subsidiary and is no longer a VIE.

Shurgard Europe has created two joint venture entities: First Shurgard SPRL (First Shurgard) formed in January 2003 and Second Shurgard SPRL (Second Shurgard) formed in May 2004. Those joint ventures are expected to develop or acquire up to approximately 75 storage facilities in Europe. Shurgard Europe has a 20% interest in each of these ventures. We have also determined that First Shurgard and Second Shurgard are each VIEs, of which Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard has been consolidated in our financial statements since January 1, 2004, and Second Shurgard has been consolidated since inception. At March 31, 2006, First Shurgard and Second Shurgard had aggregate total assets of $394.8 million, total liabilities of $247.8 million, and credit facilities collateralized by assets with net book value of $370.0 million (see Note 7). As of March 31, 2006, First Shurgard’s and Second Shurgard’s creditors had no recourse to the general credit of Shurgard or Shurgard Europe other than Shurgard’s commitment to subscribe to up to $20 million and an additional €7.5 million ($9.0 million as of March 31, 2006) in preferred bonds in order for First Shurgard to fulfill its obligations under its senior credit agreement. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe’s partner in the joint venture.

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

We do not believe that any of our other investees, in which we would not hold a majority voting interest, are VIEs under the provisions of FIN 46R.

Note 4—Storage Centers and Acquisitions

The following table summarizes the components of our operating storage centers:

	March 31, 2006	December 31, 2005
	(in thousands)
Land	$696,997	$675,379
Building	2,538,731	2,487,831
Equipment & Other	80,392	81,048

	$3,316,120	$3,244,258

Storage centers activity

During the three-month period ended March 31, 2006, we acquired ten new storage centers (one of which is held for sale to be resold) and completed one redevelopment project on an existing storage center. In March 2006, we reevaluated and canceled the disposition plans of two storage centers that were classified as held for sale as of December 31, 2005, at an aggregate carrying value of $2.2 million, and we reclassified them to operating storage centers. Also in March 2006, we sold one parcel of land at no gain that was held for sale at December 31, 2005 at a carrying value of $2.2 million.

Construction in progress at March 31, 2006, consisted primarily of 11 storage centers under construction, of which three were located in Europe and eight were located in the United States, and redevelopment projects for four existing storage centers in the United States.

Acquisitions

On January 23, 2006, we completed the acquisition of 3S Self-Storage Systems SAS a company that operates nine self-storage facilities in various metropolitan areas in France where we already have operating properties. 3S Self-Storage Systems SAS owns six of the facilities and leases the other three under operating leases.

We completed the acquisition through Second Shurgard, our 20% owned European joint venture for total cash consideration and acquisition costs of approximately $47.4 million. We financed the acquisition with $20.0 million from draws on Second Shurgard’s credit facility and the remainder with Second Shurgard’s cash from equity contributions provided by us and our 80% joint venture partner. We incorporated the results of operations of the acquired entity in our condensed consolidated financial statements from the date of acquisition.

This acquisition was accounted for as a purchase transaction. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Receivables and other assets (1)	$4,965
Property held for sale	2,547
Operating storage centers	42,466

Total assets acquired	49,978
Accounts payable and other liabilities assumed	(2,591)

Net assets acquired	$47,387

(1)	Receivables and other assets include an operating lease related intangible of $880,000 that is amortized over the remaining period of the lease.

Additionally, in March 2006, we acquired a self-storage center in France for cash of $3.1 million.

Note 5— Other Assets and Accounts Payable and Other Liabilities

The following table summarizes other assets:

	March 31, 2006	December 31, 2005
	(in thousands)
Financing costs, net of accumulated amortization of $24,846 in 2006 and $22,852 in 2005	$33,481	$34,121
Trade receivable, net of allowance of $4,983 in 2006 and $4,681 in 2005	15,187	14,964
Prepaid expenses	13,675	14,751
Software costs, net of accumulated amortization of $3,504 in 2006 and $3,056 in 2005	15,266	14,638
Notes receivable	14,397	13,868
Non-competition, trademark and management agreements, net of accumulated amortization of $10,318 in 2006 and $9,827 in 2005	3,695	4,186
Other accounts receivable	16,028	10,958
Derivatives—assets (see Note 8)	5,080	4,709
Other assets, net of accumulated amortization of $1,639 in 2006 and $1,575 in 2005	8,262	7,053

Total other assets	$125,071	$119,248

The following table presents the components of accounts payable and other liabilities:

	March 31, 2006	December 31, 2005
	(in thousands)
Accounts payable	$12,508	$17,937
Accrued real estate taxes	12,803	12,652
Accrued personnel cost	16,981	15,711
Accrued interest	9,915	15,330
Prepaid revenue and deposits	32,095	28,641
Taxes payable (1)	14,529	15,765
Accrued expense related to exploration of strategic alternatives	360	11,350
Derivatives—liabilities (see Note 8)	10,040	23,997
Other accrued expenses and liabilities	33,905	40,052

Total accounts payable and other liabilities	$143,136	$181,435

(1)	Consists of Value added tax, franchise tax, income tax and sales and use tax.

Note 6—Lines of Credit

The following table summarizes our lines of credit:

	March 31, 2006	December 31, 2005	Weighted Average interest rate at March 31, 2006	Weighted Average interest rate at December 31, 2005
	(in thousands)
Unsecured domestic line of credit	$270,700	$233,500	5.62%	5.46%
Unsecured domestic term loan credit facility	350,000	350,000	5.76%	5.76%

	$620,700	$583,500	5.70%	5.64%

As of March 31, 2006, we had an unsecured domestic credit agreement, which includes a revolving credit facility with a group of banks to borrow up to $350 million and a $350 million term loan facility that matures in February 2008. The revolving credit facility can be extended for one year at our option for a fee. The revolving credit facility and the term loan require monthly interest payments at LIBOR plus 0.90% and LIBOR plus 1.10%, respectively, at March 31, 2006. These rates can range from LIBOR plus 0.60% to LIBOR plus 1.15% for the revolving credit facility and from LIBOR plus 0.75% to LIBOR plus 1.50% for the term loan facility based on the ratings assigned to our senior unsecured long-term debt securities. As of March 31, 2006, availability under the revolving credit facility was $79.3 million.

The domestic credit agreement requires us to maintain quarterly maximum total debt and secured debt to gross asset value ratios and minimum adjusted EBITDA to fixed charges and unencumbered net operating income to unsecured interest expense ratios. The financial covenants also require us to maintain a minimum tangible net worth. A breach of these covenants and other various covenants may result in an acceleration of the maturity of amounts outstanding. The domestic credit agreement restricts our distributions to a maximum of 105% of Adjusted Funds from Operations (Adjusted FFO) for up to four consecutive quarters; after that it must not exceed 95% of Adjusted FFO. Adjusted FFO is defined in the domestic credit agreement as (i) net income (calculated in accordance with GAAP) excluding non-recurring gains and losses on or from operating properties; plus (ii) depreciation and amortization; and after adjustments for unconsolidated subsidiaries. Adjusted FFO excludes the effects of charges and costs associated with Public Storage’s merger proposal and our exploration of strategic alternatives. Contributions to Adjusted FFO from unconsolidated subsidiaries are reflected in Adjusted FFO in proportion to borrower’s share of such unconsolidated subsidiaries. The quarterly distributions did not reach 95% of the Adjusted FFO in 2005 or 2006. As of March 31, 2006, we were in compliance with these financial covenants.

Note 7—Notes Payable

	March 31, 2006 (1)	December 31, 2005
	(in thousands)
Domestic Notes Payable (1)
5.875% senior unsecured notes due in 2013	$200,000	$200,000
7.75% senior unsecured notes due in 2011	200,000	200,000
7.625% senior unsecured notes due in 2007	50,000	50,000
Fixed rate mortgage notes payable	166,554	167,331
Maturity dates range from 2006 to 2015
Interest rates range from 4.95% to 8.9%
Variable rate mortgage notes payable	81,674	81,410
Maturity dates range from 2006 to 2010
Interest rates range from 6.19% to 7.75%
European Notes Payable (1)
Collateralized €325 million notes payable due in 2011	392,512	384,889
Interest rate of 3.00% (EURIBOR + 0.51%)
First Shurgard and Second Shurgard	225,845	185,931
Senior credit agreements
Maturity dates range from 2008 to 2009
Interest rate of 4.78% (EURIBOR + 2.25%)
Capital leases	6,064	6,010
Maturity dates range from 2011 to 2052
Interest rates range from 6% to 14%

	1,322,649	1,275,571
Discount on domestic senior notes payable	(589)	(610)
Premium on domestic mortgage notes payable	720	759

Total Notes Payable	$1,322,780	$1,275,720

(1)	All maturities and interest rates are as of March 31, 2006.

First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to €272.5 million ($329.1 million as of March 31, 2006). As of March 31, 2006, the available amount under those credit facilities was, in aggregate, €85.5 million ($103.3 million). In January 2006, we amended Second Shurgard’s credit agreement such as to allow for borrowings for up to €21.9 million ($26.4 million as of March 31, 2006) to be used for acquisition of existing self-storage properties including properties under capital leases. Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis, or on an acquisition project basis when applicable for Second Shurgard, and can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. As of March 31, 2006, we were in compliance with these financial covenants.

At March 31, 2006, we had two credit facilities with $4.7 million available for draw to develop two new domestic properties.

As of March 31, 2006 and December 31, 2005, our notes payable were collateralized by storage centers with net book values of $1.47 billion and $1.42 billion, respectively.

We capitalized interest of $1.0 million and $559,000 for the three-month periods ended March 31, 2006 and 2005, respectively, using a weighted-average rate of our credit facilities and senior notes payable.

Note 8—Derivative Financial Instruments

We use derivative instruments to manage risks associated with movements in interest rates and foreign currency exchange rates. We report derivative financial instruments at fair value on our consolidated balance sheets in other assets and other liabilities and had the following balances as of:

	March 31, 2006	December 31, 2005
	(in thousands)
Assets
Debt-related contracts	$3,545	$2,792
Foreign currency exchange contracts	$1,535	$1,917

	$5,080	$4,709

Liabilities
Debt-related contracts	$(8,277)	$(21,778)
Foreign currency exchange contracts	$(1,763)	$(2,219)

	$(10,040)	$(23,997)

As of March 31, 2006 and December 31, 2005, the balance in accumulated other comprehensive income (loss) related to derivative transactions was a gain of $1.3 million and a loss of $9.5 million, respectively.

Shurgard Europe has entered into an interest rate swap to effectively fix EURIBOR at 3.714% through October 2011 on €325 million of variable rate debt. This swap is designated as a cash flow hedge and was a liability of $2.3 million and $12.9 million at March 31, 2006 and December 31, 2005, respectively. Shurgard Europe has also entered into foreign currency exchange derivatives designated as cash flow hedges. These instruments were liabilities of $1.4 million and assets of $470,000 at March 31, 2006, and liabilities of $1.7 million and assets of $940,000 at December 31, 2005. We had undesignated interest rate caps for interest rate changes between October 2011 and October 2014 that we entered into as part of Shurgard Europe’s bond issuance. Shurgard Europe’s interest rate cap was an asset of $3.5 million and $2.8 million at March 31, 2006 and December 31, 2005, respectively, and expires in October 2014. To offset the earnings impact of this cap, we sold two interest rate caps with terms, that combined, reciprocate those of Shurgard Europe’s cap. These caps were liabilities of $3.8 million and $3.0 million at March 31, 2006 and December 31, 2005, respectively.

First Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. In June 2005, we determined that a swap had ceased to be an effective hedge and no longer qualified for hedge accounting. Accordingly, we reclassified the remaining related accumulated other comprehensive loss to earnings. During the three months ended March 31, 2006, we reclassified $95,000 through earnings for this instrument that matured in March 2006. The weighted-average notional amounts and fixed pay rates of these swaps designated as cash flow hedges are as follows (euros in millions):

	2006	2007	2008
Notional amounts	€123.6	€118.8	€45.1
Weighted-average pay rates	3.7%	3.8%	3.8%

The swap agreements were liabilities of $1.4 million and $2.7 million at March 31, 2006 and December 31, 2005, respectively.

First Shurgard has also entered into foreign currency exchange derivatives designated as cash flow hedges or economic hedges of net investments in subsidiaries outside the euro zone. These instruments, which mature in May 2008, were liabilities of $360,000 and $490,000 at March 31, 2006 and December 31, 2005, respectively.

We recognized a loss of $150,000 and a gain of $420,000 in currency translation adjustment on our consolidated balance sheet for those derivatives for the three-month periods ended March 31, 2006 and 2005, respectively.

In connection with financing agreements, First Shurgard also entered into call options maturing on May 27, 2008, for the purchase of €15 million equating to $18.6 million at a fixed exchange rate. This transaction does not qualify for hedge accounting. These instruments were assets of $1.0 million and $970,000 at March 31, 2006 and December 31, 2005, respectively.

Second Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. In March 2006, we determined that one of these EURIBOR swaps, with a €60 million notional amount no longer qualified for hedge accounting. Based on our methodology for determining hedge effectiveness we determined the swap to be no longer effective in offsetting changes in cash flows of the hedged variable rate borrowing. As a result, for the three months ended March 31, 2006, we recognized through earnings a gain of $300,000, representing the change in fair value of the swap from the date the hedge first fell out of effectiveness through the end of the quarter, of which $240,000 was allocated to our joint venture partner. Accordingly, we are reclassifying the remaining related accumulated other comprehensive loss, net of minority interest of €50,000 ($60,000 at March 31, 2006) to earnings through the swap’s maturity. The weighted-average notional amounts and fixed pay rates of these swaps are as follows (euros in millions):

	2006	2007	2008	2009
Notional amounts	€91.4	€123.3	€125.2	€69.3
Weighted-average pay rates	3.8%	3.7%	3.7%	3.7%

These swap agreements were liabilities of $810,000 and $3.1 million at March 31, 2006 and December 31, 2005, respectively.

Note 9—Shareholders’ Equity

We had the following activity with respect to common stock in the quarters ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Shares issued for dividend reinvestment	5,006	8,523
Shares issued for options exercised and employee stock purchase plan	204,650	23,412
Restricted shares issued	—	1,418

Note 10—Stock-Based Compensation and Benefit Plans

Summary of stock compensation plans

We have several stock-based compensation plans that provide for the granting of options, as well as restricted stock awards, performance awards, stock unit awards and distribution equivalent rights. A more detailed description of these plans can be found in our 2005 annual report on Form 10-K. As of March 31, 2006, awards outstanding consisted of stock options, restricted stock, restricted stock units and stock appreciation rights. Stock options, restricted stock and restricted stock units are settled at exercise or converted upon vesting through issuance of new shares; stock appreciation rights are settled in cash. As of March 31, 2006, we had 3.1 million authorized shares available for future grants under our 2004 Long-Term Incentive Plan (the 2004 Plan).

Compensation expense

Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective method as described in further detail in Note 2. Total stock-based compensation expense for the three months ended

March 31, 2006 was $2.0 million, of which $940,000 related to stock options, $600,000 related to restricted stock and restricted stock units, and $490,000 related to stock appreciation rights. Of the $2.0 million compensation expense, $200,000 relates to the effect of the requirement under SFAS 123R to recognize, on a fair value basis, compensation expense for certain awards that had previously been expensed based on the awards’ intrinsic value, net of the cumulative effect that resulted from applying estimated expected pre-vesting forfeitures. This $200,000 cumulative effect has been reported on our condensed consolidated statement of income as a cumulative effect of change in accounting principle.

The following table illustrates the effect on net income and earnings per share if we had applied the recognition provisions of SFAS 123 to record stock-based compensation in all periods presented:

For the three months ended March 31, 2005
(in thousands except per share data)
Net income:
As reported	$5,256
Add: Stock based compensation expense included in reported net income	472
Less: Pro forma stock based compensation expense	(862)

Pro forma net income	$4,866

Basic and diluted net income per share:
As reported	$0.05
Pro forma	$0.04

As of March 31, 2006, we had $12.8 million of unrecognized compensation expense, net of estimated pre-vesting forfeitures, related to unvested awards under our stock-based compensation plans, of which $5.5 million relates to stock options, $5.4 million relates to restricted stock and restricted stock units and $1.9 million relates to stock appreciation rights. We expect to recognize the unrecognized compensation expense over a weighted-average period of 2.0 years.

Stock options

We estimate the fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of option awards is expensed on a straight-line basis over the vesting period of the options. Expected volatility is based on historic volatility of our stock adjusted for current trends. The risk-free interest rate is based on the yield curve of a risk free investment on the grant date with a maturity equal to the expected term of each award. We use historical data and trends in actual forfeitures to estimate pre-vesting forfeitures; compensation expense is recognized only for the portion of awards that is expected to vest. The expected term of awards is derived from historical experience under our stock-based compensation plans and represents the period of time that awards are expected to be outstanding.

U.S. stock options: As of March 31, 2006, we had approximately 2.6 million stock options outstanding that were issued to our employees and non-employee directors in the United States. Each stock option provides the recipient the right to purchase shares of our Class A common stock at the fair value of our common stock as of the date of grant. Stock options have a ten-year term from the grant date and vest over a minimum of three years under the 2000 Long-Term Incentive Plan (2000 Plan) and a minimum of four years under the 2004 Plan with a vesting schedule determined by the plan administrator at the time of grant.

The fair value of options granted under our stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions as follows:

	Three months ended March 31,
	2006	2005
Dividend yield	3.88%	5.26%
Expected volatility	20%	22%
Risk free interest rate	4.50%	3.76%
Expected life (in years)	5.5	5.6
Fair value per option	$9.23	$5.31

The following table summarizes changes in options outstanding under the plans:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value
				(in thousands)
Outstanding, January 1, 2006	2,817,587	$35.11	6.6 years	$60,862
Granted	790	$58.33
Forfeited	(2,681)	$51.44
Exercised	(196,075)	$30.55

Outstanding, March 31, 2006	2,619,621	$35.44	6.4 years	$81,704

Exercisable, March 31, 2006	1,709,482	$28.92	5.1 years	$64,460

Vested and expected to vest in the future, at March 31, 2006	2,482,697	$34.68	6.3 years	$79,312

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $6.9 million and $260,000, respectively. Intrinsic value is measured using the fair value of the stock at the date of exercise (for options exercised during the period) or at the specified date (for options outstanding), less the applicable exercise price.

Shurgard Self Storage SCA stock options: Certain of our key employees in Europe receive incentive stock options for shares in our subsidiary, Shurgard Europe, under our Shurgard Self Storage SCA European Share Plan (European Plan). These options have a ten-year contractual term, vest in full at the end of a three-year period from the grant date, and are generally forfeited if a recipient’s employment is terminated prior to maturity. Recipients of Shurgard Europe’s stock options may exercise options upon vesting and have the right to require Shurgard to repurchase the shares for cash at fair value after the recipient’s employment with Shurgard Europe terminates. As a result, the cumulative compensation expense is presented as a liability in our consolidated balance sheet and compensation expense recognized for these awards will equal the appreciation in the fair value of the underlying shares of Shurgard Europe over the exercise price of the option from the date of grant through the date of the redemption of the shares.

As of March 31, 2006 and December 31, 2005, options for 4,152 shares were outstanding under our European Plan with a weighted average exercise price of $1,495 per share of Shurgard Europe. At March 31, 2006, these options had a weighted average remaining contractual term of 8.9 years and an aggregate intrinsic value of $910,000. Of the 4,152 options outstanding as of March 31, 2006, 237 were exercisable at a weighted average exercise price of $1,147 per share; vested options had a remaining contractual term of 6.5 years and an aggregate intrinsic value of $130,000.

As of March 31, 2006, the fair value of Shurgard Europe’s stock options has been estimated using the Black-Scholes option-pricing model with weighted-average assumptions as follows:

March 31, 2006
Per-share fair value of Shurgard Europe stock	$1,715
Expected volatility	20.0%
Risk free interest rate	3.9%
Expected term (in years)	4.9
Dividend yield	0.0%
Fair value per option	$542

Restricted stock and restricted stock units

U.S. restricted stock and restricted stock units: We grant restricted shares and restricted stock units to key employees in the United States and in Europe under our 2000 Plan and 2004 Plan. Restricted shares entitle the grantees to all shareholder rights with respect to voting and receipt of dividends during the restriction period, except restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of prior to vesting. Awards generally vest ratably over five years. We recognize compensation expense for restricted shares and restricted share units on a straight-line basis over the vesting period based on the grant date fair value of a single share of our Class A common stock multiplied by the number of awards expected to vest. Generally, if a grantee’s employment is terminated prior to the end of the five-year period, the unvested shares will be forfeited.

The table below presents the activity for restricted shares and restricted stock units for the three months ended March 31, 2006:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, Jan. 1, 2006	112,753	$44.53	—	$—
Granted	—	$—	20,102	$60.16
Vested	(270)	$38.56	—	$—
Forfeited	—	$—	—	$—

Outstanding, March 31, 2006	112,483	$44.55	20,102	$60.16

Weighted average remaining term (years)	1.8		2.8
Aggregate intrinsic value (in millions)	$7.5		$1.3

Shurgard Self Storage SCA restricted stock units: We have granted 286 restricted stock units under our European Plan to certain key employees in Europe. These awards are paid in shares of Shurgard Europe and vest in full after three years from the date of grant. After the recipient’s employment with Shurgard Europe has terminated, holders of these restricted stock units will have the right to require us to repurchase vested shares at fair value for cash. As a result, the cumulative compensation expense is presented as a liability in our consolidated balance sheet and total compensation expense recognized for these awards will equal the fair value of the underlying shares of Shurgard Europe at the date of the redemption of the shares. During the three months ended March 31, 2006, we recorded $110,000 of stock based compensation expense for these awards. As of March 31, 2006, we estimate the value of these awards at $490,000 based on an estimated value of Shurgard Europe’s stock of $1,715 per share. The accrued liability as of March 31, 2006, included in our condensed consolidated balance sheet was $110,000; the unrecognized compensation cost was $380,000; the weighted average remaining term was 2.3 years.

Stock appreciation rights

We grant stock appreciation rights to most of our employees in Europe under our Shurgard Europe Gain Sharing Plan (Gain Sharing Plan). Recipients are entitled to receive a payment at maturity based on the sum of the appreciation of our common stock and dividends paid over the vesting period. The rights vest in full at the end of a three-year term and are generally forfeited if a participant’s employment is terminated prior to maturity. Compensation expense is recognized in our financial statements ratably over the three-year vesting period, net of estimated pre-vesting forfeitures. Gain Sharing Plan awards are settled in cash when they vest. As a result, the compensation expense recognized over the vesting period for Gain Sharing Plan awards under SFAS 123R will equal the fair value (i.e., cash value) of an award as of the last day of the vesting period multiplied by the number of awards that are earned. We determine the fair value of stock appreciation rights using a Black-Scholes option-pricing model, using assumptions that are generally consistent with those we used in valuing U.S. stock options, plus dividend rights accrued for all rights outstanding. The expected term of stock appreciation rights is each award’s remaining contractual term. As of March 31, 2006, 144,109 stock appreciation rights were outstanding, which had a weighted average remaining contractual term of 1.9 years, and an aggregate intrinsic value of $2.7 million.

Measurement of compensation costs for Gain Sharing Plan awards and stock options of Shurgard Europe

Grants to employees of our European subsidiary of both stock appreciation rights granted under our Gain Sharing Plan and stock options for shares of Shurgard Europe under our European Plan represent awards that are classified and accounted for as liabilities under SFAS 123R. Accordingly, SFAS 123R requires the quarterly compensation expense recognized during the vesting period to be based on the fair value of Shurgard Europe’s stock options and Gain Sharing Plan awards as of the end of the most recent accounting period. Prior to the end of the vesting period, compensation costs for these awards are based on the awards’ most recent fair values, determined as of the end of the accounting period, and the number of months of service rendered during the vesting period.

Modifications of stock-based compensation and benefit plans under our plan of merger

Under the terms of our proposed merger with Public Storage, all U.S. stock options outstanding (except for certain options issued to nonemployee directors) will become fully vested as of the consummation of the merger and will be converted into options to acquire shares of Public Storage common stock. Outstanding stock options granted to our nonemployee directors will terminate as of the consummation of the merger; for 20 days prior to the consummation of the merger, each director will be entitled to exercise all options granted to such director, whether vested or unvested. Any outstanding restricted shares of Shurgard common stock held by employees and directors that were granted under our stock-based compensation plans will be converted into the number of shares of Public Storage common stock obtained by multiplying such number of restricted shares of Shurgard common stock by 0.82. In addition, each of our executive officers is a party to a senior management employment agreement that provides for payments in the event that the executive’s employment is terminated, within two and a half years after a business combination, including the consummation of the merger with Public Storage, either by the executive for good reason or by Shurgard for any reason other than death, disability or for cause.

Other stock compensation and benefit plans

As required by the Merger Agreement our employee stock ownership plan (the ESOP), which is part of our employee retirement savings plan, and our employee stock purchase plan (the ESPP) were suspended as of March 6, 2006, the date of the Merger Agreement. During the three months ended March 31, 2006, we funded the ESOP contributions that were included in accrued compensation costs as of December 31, 2005, related to amounts earned by employees in 2005. For our ESOP, there will be no further funding in subsequent periods and, as a result, no related expense was incurred during the three months ended March 31, 2006. Related to our ESPP, we issued all shares during the three months ended March 31, 2006, for employee contributions made from January 1, 2006 through March 6, 2006.

Note 11—Income Taxes

We conduct our domestic non-REIT activities primarily through TRSs. Our foreign non-REIT activities are primarily conducted through six European taxable TRSs.

The components of deferred tax assets (liabilities) for Shurgard’s taxable operations at March 31, 2006 and December 31, 2005 are included in the table below. As of March 31, 2006 and December 31, 2005, we had established a valuation allowance against the value of our net deferred tax assets. Our domestic TRS entities have started to generate taxable income, which resulted in a reduction of our domestic deferred tax assets as of March 31, 2006 compared to December 31, 2005. However, given the history of losses of our domestic TRS and of our European operations, we have concluded that there is currently insufficient evidence to justify recognition of the benefits of these deferred tax assets on our books. At the time the transaction with Public Storage is consummated, it is possible that certain domestic and European net operating loss carryforwards, could be lost in whole or in part.

	March 31, 2006	December 31, 2005
	(in thousands)
Domestic	$9,483	$9,627
Foreign	100,493	95,062

Net deferred tax asset before valuation allowance	109,976	104,689
Valuation allowance	(109,976)	(104,689)

Net deferred tax asset	$—	$—

Note 12—Restructuring and Exit Costs

In June 2005, when we acquired the remaining minority interest in Shurgard Europe, we announced a plan to change the management structure, including the consolidation of certain national offices, and recorded charges associated with these activities, including certain termination benefits payable to certain involuntarily terminated employees and lease termination costs relating to certain leased office facilities that we ceased using in 2005. Under this plan, we also announced that we would undertake further cost reduction initiatives through the end of 2007. In 2005, we started implementing cost reductions by consolidating certain departments, and we reduced the number of positions in the operations management, real estate and finance groups in various countries. We record the charges related to these cost reduction initiatives as the various initiatives take effect. We also recognized a liability for lease termination costs based on the remaining rental payments under the lease less estimated market sublease payments we might receive should we sublease the space. The operating leases for facilities we have ceased to use expire in 2009. We expect to incur additional expenses in 2006 and 2007 as we make further reorganization decisions. The following table summarizes costs incurred since June 2005 for our plan to change the management structure of Shurgard Europe:

(in thousands)
Exit costs for lease obligations	$342
Exit costs for severance	2,021
Payments made	(1,738)

Total accrued exit costs as of December 31, 2005	625
Exit costs for severance	77
Payments made	(355)
Effect of foreign exchange	45

Total accrued exit costs as of March 31, 2006	$392

In December 2001 and 2003, our board of directors approved exit plans to discontinue our containerized storage operations. In connection with these decisions, we accrued incremental costs expected to be incurred during the closing of the warehouses affected by our exit plan. As of March 31, 2006, we had a remaining liability of $590,000 for warehouse operating lease obligations through 2008. The liability is recognized at its fair value for the remaining lease rentals, reduced by estimated sublease rentals and is reevaluated periodically. As of March 31, 2006, we had entered into subleasing agreements for all seven warehouses, including some on a month-to-month basis.

Since 2001, we have incurred $5.4 million of exit costs related to containerized storage operations. During the three months ended March 31, 2006, we incurred $80,000 related to exit costs and we made payments of $260,000.

Additionally, in the first quarter of 2006, we recorded a restructuring liability of approximately $190,000 related to the acquisition of 3S Self-Storage Systems SAS (see Note 4) which was included as part of the costs of the assets.

Note 13—Net Income (Loss) Per Share

The following summarizes the computation of basic and diluted net income (loss) per share for the three-month periods ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
	(in thousands except share data)
Results of operations—Numerator
Income (loss) from continuing operations	$5,191	$(1,331)
Preferred dividends and other	(3,037)	(3,042)

Income (loss) from continuing operations available to common shareholders	2,154	(4,373)
Discontinued operations	68	6,587
Cumulative effect of change in accounting principle	(200)	—

Net income available to common shareholders	$2,022	$2,214

Effect of dilutive stock based awards	$—	$—

Weighted average share amounts—Denominator
Basic weighted average shares outstanding	46,955	46,514
Effect of dilutive stock based awards	1,228	—

Diluted weighted average shares outstanding	48,183	46,514

Basic per share amounts
Income (loss) from continuing operations available to common shareholders	$0.04	$(0.09)
Discontinued operations	—	0.14
Cumulative effect of change in accounting principle	—	—

Net income available to common shareholders	$0.04	$0.05

Diluted per share amounts
Income (loss) from continuing operations available to common shareholders	$0.04	$(0.09)
Discontinued operations	—	0.14
Cumulative effect of change in accounting principle	—	—

Net income available to common shareholders	$0.04	$0.05

We have excluded the following non-dilutive stock options and unvested common stock awards for certain periods from the computation of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares or the Company incurred a loss from continuing operations available to common shareholders during the reporting period:

	For the three months ended
	March 31, 2006	March 31, 2005
Number of options	350,000	2.7 million
Exercise prices	$55.87 to $57.71	$21.63 to $44.01
Expiration on or before	December 2015	February 2015
Unvested common stock awards	113,000	123,000

Note 14—Foreign Operations

We conduct our foreign operations through Shurgard Europe and other European subsidiaries. Our European revenues amounted to $35.6 million or 28% of our revenues, for the three-month period ended March 31, 2006 compared to $30.4 million or 27% of our total revenues for the three-month period ended March 31, 2005.

As a result of our international operations, we recorded a $125,000 foreign exchange gain and a $3.8 million foreign exchange loss for the three months ended March 31, 2006 and 2005, respectively.

Through July 1, 2005, we were exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that is not denominated in the functional currency of the subsidiary or the investee. In connection with the acquisition of the remaining interest in Shurgard Europe, we reevaluated our plans and expectations with respect to repayment of certain intercompany debt with our European subsidiaries and determined that it is prospectively a long-term-investment as defined in SFAS 52, “Foreign Currency Translation.” Accordingly, we do not recognize exchange gains or losses on such intercompany debt in our consolidated statements of income. Rather, beginning July 1, 2005, we report these translation adjustments as a component of other comprehensive income (loss). We had a foreign exchange gain of $120,000 in net income related to this intercompany debt during the first quarter of 2006 compared to a loss of $4.0 million during the first quarter of 2005. We recorded a gain of $1.4 million first quarter of 2006 as a component of other comprehensive income (loss).

Included in accumulated other comprehensive income was a cumulative foreign currency translation adjustment loss of $960,000 and $4.1 million as of March 31, 2006 and December 31, 2005, respectively.

Note 15—Discontinued Operations

In 2005, we sold five storage centers that we designated as discontinued operations as we have no continuing involvements in these properties. Of these storage centers two were sold in the first quarter of 2005 for aggregate proceeds of $14.1 million and at a gain of $6.4 million.

Additionally, in 2006, we designated one European storage center as discontinued. This property was acquired in January 2006 as part of a business acquisition (see Note 4) and has been held for sale since acquired.

We have presented the results of operations and gains on sales of these storage centers as discontinued operations for all periods presented.

The following table summarizes income from discontinued operations:

	Three months ended March 31,
	2006	2005
Discontinued operations:
Revenue	$98	$420
Operating expense	(30)	(204)
Depreciation and amortization	—	(52)

Operating income from discontinued operations	68	164
Gain on sale of properties	—	6,423

Discontinued operations	$68	$6,587

Note 16—Segment Reporting

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

These reportable segments allow us to focus on improving results from our existing real estate assets and renting up our new facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. NOI is defined as storage center operations revenue less direct operating expenses and real estate taxes, but does not include any allocation of indirect operating expenses. Indirect operating expenses include certain shared property costs such as bank fees, regional management, purchasing, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. Indirect operating expenses are allocated to storage centers based on the number of months in operation during the period and do not include internal real estate acquisition costs or abandoned development expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales and transfers. We do not allocate development and acquisition expense, depreciation and amortization, general, administrative and other, impairment, interest expense, interest income and other, net or minority interest to the segments.

The following table illustrates the results of our Same Store and New Store reportable segments as of and for the three-month periods ended March 31, 2006 and 2005. Same Store includes all storage centers acquired prior to January 1, 2005, and developments opened prior to January 1, 2004. New Store represents all storage centers acquired after January 1, 2005, and developments opened after January 1, 2004. Other Stores include properties no longer in service, properties closed in the process of being redeveloped, properties held for sale or disposed properties in which we have no remaining ownership interest as of March 31, 2006.

	For the three months ended March 31, 2006
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Stores	Discon- tinued Stores	Total
	(in thousands)
Storage center operations revenue	$87,583	$3,548	$32,123	$3,514	$98	$(98)	$126,768
Direct operating expense	30,601	1,580	13,923	4,003	30	(30)	50,107

Net operating income (loss)	56,982	1,968	18,200	(489)	68	(68)	76,661

Indirect operating expense	4,755	227	2,637	857	—	—	8,476
Leasehold expense	1,002	163	654	317	—	—	2,136

Indirect and leasehold expense	5,757	390	3,291	1,174	—	—	10,612

Net operating income (loss) after indirect and leasehold expense	$51,225	$1,578	$14,909	$(1,663)	$68	$(68)	$66,049

	For the three months ended March 31, 2005
	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Stores	Discon- tinued Stores	Total
	(in thousands)
Storage center operations revenue	$81,141	$651	$29,717	$721	$428	$(420)	$112,238
Direct operating expense	29,351	539	15,209	1,653	187	(169)	46,770

Net operating income (loss)	51,790	112	14,508	(932)	241	(251)	65,468

Indirect operating expense	4,399	92	4,507	576	36	(35)	9,575
Leasehold expense	1,129	35	602	—	—	—	1,766

Indirect and leasehold expense	5,528	127	5,109	576	36	(35)	11,341

Net operating income (loss) after indirect and leasehold expense	$46,262	$(15)	$9,399	$(1,508)	$205	$(216)	$54,127

The following table reconciles the reportable segments’ direct and indirect operating expense to consolidated operating expense, for the three-month periods ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
	(in thousands)
Direct store operating expenses	$50,107	$46,770
Indirect operating and leasehold expense	10,612	11,341
Other operating	375	967

Operating expense	$61,094	$59,078

The following table reconciles the reportable segments’ NOI after indirect and leasehold expense per the table above to consolidated income from continuing operations for the three-month periods ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
	(in thousands)
NOI after indirect and leasehold expense	$66,049	$54,127
Other revenue	842	1,386
Other operating expense, net	(375)	(967)
Real estate development expense	(1,670)	(2,930)
Depreciation and amortization	(25,923)	(23,344)
Impairment and abandoned project expense	(545)	(323)
General, administrative and other	(7,453)	(8,029)
Costs related to proposed merger	(1,465)	—
Interest expense	(29,404)	(24,125)
Gain (loss) on derivatives, net	691	(359)
Foreign exchange gain (loss)	125	(3,848)
Interest income and other, net	405	960
Minority interest	3,933	6,110
Equity in earnings of other real estate investments, net	—	21
Income tax expense	(19)	(10)

Income (loss) from continuing operations	$5,191	$(1,331)

Note 17—Commitments and Contingencies

The following table summarizes our contractual obligations, commitments and contingent liabilities as of March 31, 2006:

	Payments due by period
	Total	2006	2007-2008	2009-2010	2011 and beyond
	(in thousands)
Contractual Obligations
Long-term debt	$1,937,285	$8,431	$918,847	$85,513	$924,494
Capital and operating lease obligations	232,901	9,740	20,627	16,499	186,035

Totals	$2,170,186	$18,171	$939,474	$102,012	$1,110,529

	Amount of commitment expiration per period
	Total amounts committed	2006	2007-2008	2009-2010	2011 and beyond
	(in thousands)
Other Commercial Commitments & Contingent Liabilities
Development contract commitments (1)	$30,531	$30,309	$157	$65	$—
Proposed merger advisory fees (2)	12,900	12,900	—	—	—
Commitment to purchase interests and property (3)	5,200	5,200	—	—	—
Outstanding letters of credit and other (4)	3,785	3,767	18	—	—

Totals	$52,416	$52,176	$175	$65	$—

(1)	Includes costs to complete property development and redevelopment projects conducted with contractors. We computed the outstanding commitment based on total estimated project costs less costs incurred to date. This includes $5.3 million of development commitments on our 20% owned European joint ventures.
(2)	Includes a commitment to financial advisors on the proposed merger with Public Storage. See further discussion below.
(3)	Includes a commitment to purchase the ownership interest of a minority interest and a commitment to purchase a parcel of land. As of March 31, 2006, the commitment to purchase the real estate property was contingent upon the seller satisfying certain conditions prior to closing.
(4)	Includes primarily an outstanding letter of credit related to our insurance trust for workmen’s compensation and of letters of credit related to properties under construction.

Legal proceedings

On March 7, 2006, a putative class action complaint was filed on behalf of our public shareholders in the Superior Court of the State of Washington, King County, against Shurgard and certain of its directors entitled Staer v. Shurgard Storage Centers, Inc. et al (case no. 06-2-08148-0). The complaint alleges, among other things, that our directors breached their fiduciary duties in connection with the approval of the Merger Agreement with Public Storage, by failing to properly value the Company and by failing to protect against alleged conflicts of interest arising out of certain directors’ interests in the transaction. Among other things, the complaint seeks an order enjoining Shurgard from consummating the transactions contemplated by the Merger Agreement. We intend to defend the action vigorously. We believe that our actions and the actions of our board of directors were appropriate. We maintain directors and officers insurance, which we believe will provide coverage with respect to this matter.

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

Merger proposal

On March 6, 2006, we entered into a Merger Agreement with Public Storage, which contemplates that we will be merged with and into a subsidiary of Public Storage. Each outstanding share of our common stock will be converted into the right to receive 0.82 of a fully paid and non-assessable share of Public Storage common stock. In addition, in connection with the merger, we expect to redeem each outstanding series of our preferred stock in accordance with its terms. Holders of Shurgard’s stock options, restricted stock units and shares of restricted stock will receive, subject to adjustments, options exercisable for shares of Public Storage common stock, restricted stock units and restricted shares of Public Storage common stock, respectively.

Our board of directors and the board of directors of Public Storage have approved the Merger Agreement. The proposed merger is subject to our shareholders’ approval, Public Storage’s shareholders’ approval of the issuance of shares of Public Storage common stock to be used as merger consideration and other customary closing conditions. On April 20, 2006, Public Storage filed a registration statement on Form S-4 relating to the Public Storage common stock issuable in connection with the merger and containing a joint proxy statement seeking the approvals necessary to consummate the merger and certain other approvals as described in a joint proxy statement/prospectus. We will ask our owners of common stock to approve the Merger Agreement and the transactions contemplated by the Merger Agreement.

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

As of December 31, 2005, we had an accrued liability of $11.4 million for fees that were contingently due to our financial advisors in connection with the proposed merger with Public Storage and our review of strategic alternatives to such proposed merger. During the three months ended March 31, 2006, we paid $10.5 million of these fees plus out of pocket expenses, which became due upon entering into the Merger Agreement on March 6, 2006. Merger related expenses of $1.5 million recognized as incurred during the three months ended March 31, 2006, consisted of legal fees and reimbursements of expenses. As of March 31, 2006, we had commitments to pay our financial advisors additional success fees totaling $12.9 million, which we will recognize when incurred contingent upon the consummation of our merger with Public Storage.

Note 18—Related Party Affiliation

Charles K. Barbo, the chairman of our board of directors, indirectly owns a 0.5% ownership interest in a limited partnership known as Shurgard Institutional Fund L.P. I, a consolidated subsidiary of Shurgard. Shurgard owns a 99% interest in this entity.

Note 19—Subsequent Events

On May 5, 2006, our board of directors declared a first quarter dividend of $0.56 per common share payable on June 15, 2006 to common shareholders of record as of June 2, 2006.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing on Form 10-Q contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology. These statements are only predictions. Forward-looking statements, including statements regarding our recently announced proposed merger with Public Storage, Inc. (Public Storage), such as efficiencies, cost savings, market profile and financial strength, and the competitive ability and position of the combined company, are inherently uncertain. Our actual results may differ significantly from our expectations due to uncertainties, including the risk that:

•	we or Public Storage may encounter difficulties in completing our proposed merger and integrating the two companies; or we may fail to obtain approval of the transaction by our shareholders and the shareholders of Public Storage or to satisfy other closing conditions to the transaction;

•	changes in economic conditions in the markets in which we operate, and/or competition from new self-storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent-up of newly developed properties;

•	new developments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover or scheduling problems with contractors, subcontractors or suppliers;

•	we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses;

•	tax law changes may change the taxability of future income;

•	increases in interest rates may increase the cost of refinancing long-term debt;

•	our alternatives for funding our business plan may be impaired by economic uncertainty due to the impact of war or terrorism;

•	Shurgard Self Storage SCA, our wholly-owned European subsidiary that we refer to as Shurgard Europe, may be adversely affected if it is unable to find adequate sites to complete the targeted number of developments in its Second Shurgard joint venture;

•	we may not maintain compliance with our debt covenants; and

•	we may be adversely affected by legislation or changes in regulations.

The proposed merger and other factors that could affect our financial results are described herein and in Part I—Item 1 (Business) and in Part I—Item 1A (Risk Factors) of our annual report on Form 10-K for the year ended December 31, 2005. Forward-looking statements are based on estimates as of the date of this report. Except as required by law, we disclaim any obligation to update forward-looking statements to reflect new estimates, events or circumstances after the date of this report.

OVERVIEW

As of March 31, 2006, we operated a network of 656 storage centers and two business parks located throughout the United States and Europe. Of these properties, we own or lease, directly and through our subsidiaries and joint ventures, 643 properties containing approximately 40.2 million net rentable square feet and manage 13 properties containing approximately 718,000 rentable square feet for third parties. We are one of the largest self-storage property owners in the United States with a network of 484 storage centers located in 21 different states and we are the largest self-storage owner in Europe with 159 storage centers located in seven countries. We directly own most of these properties and hold indirect interests in the others through our subsidiaries and joint ventures.

The highlights for the three-month period ended March 31, 2006, are as follows:

•	On March 6, 2006, we entered into a Merger Agreement with Public Storage that contemplates that we will be merged with and into a subsidiary of Public Storage. Each outstanding share of our common stock will be converted into the right to receive 0.82 of a fully paid and non-assessable share of Public Storage common stock. In addition, in connection with the merger, it is expected that each outstanding series of our preferred stock will be redeemed in accordance with its terms. Holders of Shurgard’s stock options, restricted stock units and shares of restricted stock will receive, subject to adjustments, options exercisable for shares of Public Storage common stock, restricted stock units and restricted shares of Public Storage common stock, respectively.

Our board of directors and the board of directors of Public Storage have approved the Merger Agreement. The proposed merger is subject to our shareholders’ approval, Public Storage’s shareholders’ approval of the issuance of shares of Public Storage common stock to be used as merger consideration and other customary closing conditions. On April 20, 2006, Public Storage filed a registration statement on Form S-4 relating to the Public Storage common stock issuable in connection with the merger and containing a joint proxy statement seeking the approvals necessary to consummate the merger and certain other approvals as described in a joint proxy statement/prospectus. We will ask our owners of common stock to approve the Merger Agreement and the transactions contemplated by the Merger Agreement.

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

•	Same Store revenues and NOI after indirect and leasehold expenses increased in excess of 10% and 20%, respectively, in the first quarter 2006 compared to 2005;

•	we invested $27.3 million in developments, redevelopments and in improvements of existing storage centers; and

•	we acquired ten stores in France including nine through the acquisition of a business for $47.4 million and one through a single property acquisition in France for $3.1 million.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

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

Closing Rate
March 31, 2006	1.21
December 31, 2005	1.18

Three months Average Rate
March 31, 2006	1.20
March 31, 2005	1.31

Net income:  We recorded net income of $5.1 million for the three-month period March 31, 2006, compared to net income of $5.3 million for the three-month period ended March 31, 2005. The comparability in net income is the result of offsetting variances. Increases in income from operations in 2006 were partially offset by higher interest expense and costs related to the proposed merger. Also in the first quarter 2005, we recognized a $6.4 million gain on the sale of storage centers and we had no such sales of storage centers in the first quarter of 2006.

Total revenue:  Total revenue of $127.6 million and $113.6 million for the three-month periods ended March 31, 2006 and 2005, respectively, increased $14.0 million, or 12% due primarily to the growth in the number of stores, higher occupancy in our European and domestic storage centers and higher rental rates for our domestic storage centers. See further discussion of storage center operations revenue in SEGMENT ANALYSIS.

Operating expenses:

	Three months ended March 31,
	2006	2005	% Change
	(in thousands)
Direct store operating expenses	$50,107	$46,770	7.1%
Indirect operating and leasehold expense	10,612	11,341	(6.4%)
Other operating	375	967	(61.2%)

Operating expense	$61,094	$59,078	3.4%

Direct and indirect store operating expenses increased by $2.6 million, or 4%, for the three-month period ended March 31, 2006, compared to the same period in 2005, primarily as a result of an increase in the number of storage centers and an increase in personnel expenses. See discussion of these expenses under SEGMENT ANALYSIS. Other operating expense for the three-month period ended March 31, 2006, decreased compared to the same period in 2005 because in 2005 we recognized $0.3 million of legal fees on legal claims relating to operating activities. Also, payroll expenses, related to managed storage centers, included in other operating decreased as in the first quarter of 2006 we managed 13 storage centers compared to 24 in the same period in the prior year.

Real estate development expenses:  Real estate development expenses of $1.7 million for the three-month period ended March 31, 2006, decreased $1.3 million compared to the same period in 2005. The decrease was due primarily to a decline in real estate development expenses in Europe due to the reorganization of development teams and an increase in development activity resulting in higher capitalization of incurred cost. These decreases were offset by $500,000 of expense of non-capitalizable fees related to the financing of the acquisition in France by Second Shurgard. This expense is allocated at 80% to our joint venture partner and therefore is partially offset by $400,000 minority interest income.

Depreciation and amortization:  Depreciation and amortization of $25.9 million for the three-month period ended March 31, 2006, increased $2.6 million, or 11%, compared to the same period in 2005. The increase was due primarily to storage center acquisitions and developments and the acquisition of further interest in our European subsidiaries in 2005. Also, we have accelerated depreciation for properties that are undergoing redevelopment resulting in higher depreciation expense.

Impairment and abandoned project expense:  Abandoned project expense relates to previously capitalized costs of development projects that have been assessed as unlikely to be completed. Such losses were $540,000 and $320,000 for the three-month periods ended March 31, 2006 and 2005, respectively. Most of these losses were related to reassessments of projects in Europe. As we continue to expand into new markets in Europe, we may continue to incur such losses. We recorded no impairment losses in the three-month periods ended March 31, 2006 and 2005.

General, administrative and other expenses:  General and administrative expenses of $7.5 million for the three-month period ended March 31, 2006, decreased $580,000, or 7% compared to the same period in 2005. The major components contributing to this decrease are as follows:

	Three months ended March 31,
	2006	2005	% Change
	(in thousands)
Personnel expenses	$4,144	$3,725	11.2%
Professional fees—audit and consulting	1,686	2,462	(31.5%)
Other general and administrative	1,623	1,842	(11.9%)

General, administrative and other	$7,453	$8,029	(7.2%)

General, administrative and other expenses for the three-month period ended March 31, 2006, decreased primarily as a result of lower professional fees—consulting, incurred in 2006, associated with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This decrease is partially offset by an increase in personnel expenses resulting from general increases in compensation and as a result of the adoption of SFAS 123R, under which we recognized approximately $340,000 of compensation expenses for our stock based plan that were previously only reported as a proforma expense.

Costs related to proposed merger:  In the first quarter of 2006, we recognized $1.5 million for legal fees and out of pocket expenses of our advisors related to the proposed merger with Public Storage. (See Note 17 to our condensed consolidated financial statements).

Interest expense:  Interest expense of $29.4 million for the three-month period ended March 31, 2006, increased $5.3 million, or 22%, compared to the same period in 2005. Increases in short-term interest rates of approximately 2.0 percentage points (including a 0.20 percentage point increase in our margin) as well as additional average borrowings of $198 million resulted in a $4.7 million increase on interest expenses on our domestic credit facility. We incurred additional borrowings primarily in the second quarter of 2005 to finance certain acquisitions and developments of storage centers in the United States and to acquire our partner’s remaining minority interest in Shurgard Europe. Additionally, interest expense in Europe increased $0.9 million for the three-month period ended March 31, 2006, primarily as a result of an increase in borrowings to finance developments in 2005 and acquisitions in 2006.

Gain (loss) on derivatives, net:  This represents a gain or loss as recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 and changes in the ineffective portions of those derivatives classified as cash flow hedges. The gain of $690,000 in the first three months of 2006 was primarily the net effect of the change in value of certain interest rate swaps and certain currency forward contracts on the euro that do not qualify for hedge accounting. Our 20%-owned European subsidiaries hold certain of our derivative instruments and, therefore, the gain was partially offset by a $410,000 minority interest expense.

Foreign exchange gain (loss):  There was a foreign exchange gain of $125,000 and a loss of $3.8 million for the three-month periods ended March 31, 2006 and 2005, respectively. The loss recorded in 2005 relates primarily to foreign currency translation of intercompany loans with our European subsidiaries that, prior to July 1, 2005, were translated at the period-end exchange rate through earnings. In connection with the acquisition of the remaining interest in Shurgard Europe, we reevaluated our intercompany debt with our European subsidiaries as of July 1, 2005, and determined that such debt is of a long-term-investment nature. Accordingly, we did not recognize exchange gains or losses on this intercompany debt in earnings in 2006.

Interest income and other, net:  Interest income and other was $400,000 and $960,000, for the three-month periods ended March 31, 2006 and 2005, respectively. The decrease for the three-month period ended March 31,

2006, is due primarily to decreases in interest income as, in 2006, we had lower notes receivables outstanding and to the fact that we recognized higher gains on the sale of land in 2005.

Minority interest:  Most of our minority interest benefit results from our 80% partner’s interests in our European joint ventures, First Shurgard and Second Shurgard. The components of minority interest were as follows:

	Three months ended March 31,
	2006	2005
	(in thousands)
European joint ventures	$4,921	$4,950
Shurgard Europe	—	1,878
Domestic joint ventures	(988)	(718)

Total minority interest	$3,933	$6,110

Income tax expense:  Shurgard Europe is subject to income taxation in the various jurisdictions in which it operates and, as a result of losses it has incurred since its inception, has generated deferred tax assets. Our domestic non-REIT activities (principally our containerized storage business) also incurred losses and generated deferred tax assets. Because we have been unable to demonstrate recoverability of such assets, we have recorded a valuation allowance offsetting these deferred tax assets for each reporting period. As a result, no significant income tax expense or benefit is recorded in our condensed consolidated statements of income.

Discontinued operations:  In the first quarter of 2005, we recognized $6.4 million in gain on the sale of two operating storage centers. For the three months ended March 31, 2005, we reclassified the operating income of five storage centers that we sold in 2005 to income from discontinued operations. For the three months ended March 31, 2006, we included income of approximately $70,000 from one property that we held for sale as of March 31, 2006.

Cumulative effect of change in accounting principle:  As a result of the adoption of SFAS No. 123R, in the quarter ended March 31, 2006, we recognized a cumulative effect of change in accounting principle of $200,000 relating to stock-based compensation expense. (See Note 10 to the condensed consolidated financial statements.)

SEGMENT ANALYSIS

Shurgard has four reportable segments: Domestic Same Store, Domestic New Store, European Same Store and European New Store. Same Store includes storage centers acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. New Store represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. These reportable segments allow us to focus on improving results from our existing real estate assets and renting up our new facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. We believe NOI is a meaningful measure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is defined as storage center operations revenues less direct operating and real estate tax expense for each of our properties. For a reconciliation of Same Store and New Store NOI to income (loss) from continuing operations, see Note 16 to our condensed consolidated financial statements. The following sections discuss the performance of these segments.

The following tables summarize key operational data for our storage center portfolio as of and for the three months ended March 31, 2006 and 2005, that are further discussed below in this section by segment:

	Three months ended March 31, 2006
	Domestic (1)		Europe		Total
	Amount	% of total	Amount	% of total	Amount	% of total
	(dollars in thousands except average rent)
Same Store (2)
Number of Storage Centers	462	95%	123	78%	585	91%
Segment Revenues	$87,583	96%	$32,123	90%	$119,706	94%
NOI after indirect and leasehold expense	$51,225	97%	$14,909	113%	$66,134	100%
Avg. annual rent per sq. ft. (4)	$12.66		$21.93
Avg. sq. ft. occupancy	84%		80%
Total Storage Center Costs (5)	$1,916,885	95%	$1,026,817	82%	$2,943,702	90%

New Store (3)
Number of Storage Centers	22	5%	35	22%	57	9%
Segment Revenues	$3,548	4%	$3,514	10%	$7,062	6%
NOI after indirect and leasehold expense	$1,578	3%	$(1,663)	(13%)	$(85)	0%
Avg. sq. ft. occupancy	78%		41%
Total Storage Center Costs (5)	$102,847	5%	$224,118	18%	$326,965	10%

Combined New and Same Stores
Number of Storage Centers	484	100%	158	100%	642	100%
Segment Revenues	$91,131	100%	$35,637	100%	$126,768	100%
NOI after indirect and leasehold expense	$52,803	100%	$13,246	100%	$66,049	100%
Total Storage Center Costs (5)	$2,019,732	100%	$1,250,935	100%	$3,270,667	100%

	Three months ended March 31, 2005
	Domestic (1)		Europe (6)		Total
	Amount	% of total	Amount	% of total	Amount	% of total
	(dollars in thousands except average rent)
Same Store (2)
Number of Storage Centers	462	98%	123	91%	585	96%
Segment Revenues	$81,141	99%	$27,134	98%	$108,275	99%
NOI after indirect and leasehold expense	$46,262	100%	$8,566	119%	$54,828	103%
Avg. annual rent per sq. ft. (4)	$11.89		$21.80
Avg. sq. ft. occupancy	83%		68%

New Store (3)
Number of Storage Centers	10	2%	12	9%	22	4%
Segment Revenues	$651	1%	$661	2%	$1,312	1%
NOI after indirect and leasehold expense	$(15)	0%	$(1,384)	(19%)	$(1,399)	(3%)
Avg. sq. ft. occupancy	55%		8%

Combined New and Same Stores
Number of Storage Centers	472	100%	135	100%	607	100%
Segment Revenues	$81,792	100%	$27,795	100%	$109,587	100%
NOI after indirect and leasehold expense	$46,247	100%	$7,182	100%	$53,429	100%

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.

(2)	Our definition of Same Store results in the addition of storage centers each year as new acquisitions and developments meet the criteria for inclusion, so we then include these storage centers in the previous year’s comparable data. Other storage companies may define Same Store differently, which will affect the comparability of the data.
(3)	Our definition of New Store, as shown in the table above, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as developed properties that have not been operating a full two years as of January 1 of the current year.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(5)	Total costs capitalized to storage centers.
(6)	Amounts have been translated from local currencies to U.S. dollars at a constant exchange rate using the average exchange rates for the first quarter of 2006.

Domestic Same Store

The following table summarizes key operating data for Domestic Same Store as defined at March 31, 2006 (1):

	Number of Properties	Total Storage Center Cost (2)	Total Net Rentable square feet	Average Occupancy		Average Annual Rent (per sq. ft) (3)
				Three months ended		Three months ended
				3/31/2006	3/31/2005	3/31/2006	3/31/2005
		(in millions)
Same Store since 2006	21	$128.9	1,342,000	80%	71%	$14.26	$13.05
Same Store since 2005	34	180.3	2,326,000	82%	80%	13.21	12.49
Same Store since 2004 or prior	407	1,607.7	26,784,000	84%	84%	12.53	11.79

Same Store total	462	$1,916.9	30,452,000	84%	83%	$12.66	$11.89

	Segment Revenue		NOI (after leasehold expense)
	Three months ended		Three months ended
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
	(in thousands)		(in thousands)
Same Store since 2006	$4,147	$3,230	$2,244	$1,525
Same Store since 2005	6,750	6,177	3,890	3,364
Same Store since 2004 or prior	76,686	71,734	49,846	45,772

Same Store total	$87,583	$81,141	$55,980	$50,661

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Total costs capitalized to storage centers since the store was acquired or developed.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store Results (1)	For the three months ended March 31,
	2006	2005	% Change
	(dollars in thousands except average rent)
Segment revenue	$87,583	$81,141	7.9	% (a)
Operating expense:
Personnel expenses	9,703	9,209	5.4	% (b)
Real estate taxes	8,535	8,036	6.2	% (c)
Repairs and maintenance	2,747	2,592	6.0%
Marketing expense	1,869	2,116	(11.7	%)(d)
Utilities and phone expenses	3,751	3,129	19.9	% (e)
Cost of goods sold	1,058	873	21.2	% (f)
Store admin and other expenses	2,938	3,396	(13.5	%)(g)

Direct operating and real estate tax expense	30,601	29,351	4.3%

NOI	56,982	51,790	10.0%
Leasehold expense	1,002	1,129	(11.2%)

NOI after leasehold expense	55,980	50,661	10.5%
Indirect operating expense (2)	4,755	4,399	8.1	% (h)

NOI after indirect operating and leasehold expense	$51,225	$46,262	10.7%

Avg. annual rent per sq. ft.	$12.66	$11.89	6.5%
Avg. sq.ft. occupancy	84%	83%
Total net rentable sq. ft.	30,452,000	30,452,000
Number of properties as of March 31	462	462

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on the number of months each storage center was in operation during the period.

(a) The increase in revenue over the same period in 2005 is due primarily to increases in rental rates and to a lesser extent due to increases in occupancy of our more recent Same Stores. Increases in rental rates resulted from a sustained demand and increased focus on price management.

(b) Personnel expenses increased primarily due to higher health insurance costs and wage increases.

(c) Real estate taxes increased due to higher property tax assessments in certain regions and increases in levy rates and due to higher tax appeal fees.

(d) Marketing expenses have decreased as a result of lower labor costs in the sales center and efficiencies with respect to on-line reservations.

(e) Utilities and phone expense increased due to growing electricity costs from sharp rate escalation in some regions of the country. Also, we have upgraded the wide area network of many of our storage centers in the past year in order to accelerate the transmission of operations data, therefore increasing internet costs by approximately $0.3 million.

(f) Cost of goods sold increased primarily due to higher purchase costs of retail products.

(g) The decrease in store administrative expenses is primarily the result of a reduction in legal fees related to tenant claims.

(h) Indirect operating expense increase is primarily due to a $150,000 increase in stock compensation expense resulting from the adoption of SFAS 123R and increases in salaries and benefits.

Domestic New Store

The following table summarizes key operating data for Domestic New Store as of March 31, 2006:

	Acquisitions Three months ended March 31,		Developments Three months ended March 31,		Total New Stores Three months ended March 31,
New Store Results (1)	2006	2005	2006	2005	2006	2005
	(dollars in thousands)
Segment revenue	$1,600	$59	$1,948	$592	$3,548	$651
Direct operating and real estate tax expense	588	26	992	513	1,580	539

NOI	1,012	33	956	79	1,968	112
Leasehold expense	—	—	163	35	163	35

NOI after leasehold expense	1,012	33	793	44	1,805	77
Indirect operating expense (2)	103	6	124	86	227	92

NOI after indirect operating and leasehold expense	$909	$27	$669	$(42)	$1,578	$(15)

Avg. sq. ft. occupancy	83%	72%	72%	53%	78%	55%
No. of properties	10	1	12	9	22	10

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.
(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

Increases in NOI from the comparable prior year period for the New Store portfolio reflect the greater number of properties and, correspondingly, property months for the periods presented. Although this increase gives some indication of how much of our overall NOI growth results from New Store, we do not regard it as a good method of evaluating the performance of assets within this segment. Rather, we use other methods, such as comparisons of actual results to targeted NOI for the appropriate period from opening or at maturity. The performance of our domestic acquisitions and developments are discussed below.

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

The following table summarizes our domestic acquisition activity from 2004 to 2006 as of March 31, 2006:

	Number of Properties (3)	Total Storage Center Cost (1)	Total Net Rentable square feet	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				3/31/2006	3/31/2005	3/31/2006	3/31/2005
	(in millions)
Acquisitions in 2006	—	$—	—	—	—	$—	$—
Acquisitions in 2005	10	44.5	751,000	83%	72%	9.40	8.49
Acquisitions in 2004	7	52.8	504,000	87%	86%	16.12	14.34

(1)	Total storage center costs include all costs capitalized to storage centers since the store was acquired or developed and excludes related intangible assets.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.
(3)	Number of properties at March 31, 2006. The 2005 first quarter results include only one property.

We had no acquisitions in the first quarter of 2006.

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

In 2004, we purchased seven storage centers: one in North Carolina for $6.3 million (including $376,000 paid to secure a non-competition agreement), and another two in California for $5.2 million and $8.8 million in two separate transactions. We also acquired one in each of Indiana and New Jersey and two in New York for an aggregate of $10.8 million plus $17.4 million of assumed debt.

Domestic Development

Our investment strategy includes development of new storage centers in markets in which we currently operate and those we have identified as underserved with high barriers to entry. We normally project new storage properties to rent up at a rate between 3% and 4% per month. Our current development portfolio is renting up at an average of 4.1% per month. We can give no assurance that the pace of rent up noted above regarding the development projects will continue. Actual occupancy levels and rates could be lower if we experience competition from other self-storage properties and other storage alternatives located in close proximity to our developments.

The following table summarizes key operating data from our domestic developments in 2004, 2005, and the first three months of 2006:

	Number of Properties	Total Storage Center Cost (1)	Total Net Rentable square feet	Average Occupancy		Average Annual Rent (per sq. ft) (2)
				Three months ended,		Three months ended,
				3/31/2006	3/31/2005	3/31/2006	3/31/2005
		(in millions)
Developments in 2006	—	$—	—	—	—	$—	$—
Developments in 2005	3	11.1	156,000	62%	—	18.27	—
Developments in 2004	9	47.2	507,000	75%	53%	14.08	11.15

Development total	12	$58.3	663,000	72%	53%	$14.93	$11.15

	Segment Revenue		NOI (after leasehold expense)
	Three months ended,		Three months ended,
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
	(in thousands)		(in thousands)
Developments in 2006	$—	$—	$—	$—
Developments in 2005	505	—	79	—
Developments in 2004	1,443	592	714	44

Development total	$1,948	$592	$793	$44

(1)	Total costs capitalized to storage centers since the store was acquired or developed.
(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening, the average annual rent is lower as the store has not been opened a full year.

We had no new developments in the first quarter 2006.

In 2005, we opened one new storage center in California and one in Oregon in the third quarter and one storage center in Florida in the fourth quarter. The Oregon storage center is a redevelopment at a site where we had torn down an older facility in October 2004. The California storage center is under an operating lease. Those storage centers had an average occupancy of 68% at March 31, 2006, after being opened an average of seven months.

In 2004, we opened nine new storage centers: two in California and one each in: North Carolina, Michigan, New Jersey, Washington, Pennsylvania, Texas and Colorado. The 2004 developments were open an average of 22 months and had an average occupancy of 76% at March 31, 2006. Most stores are renting up as anticipated except one in Michigan and one in North Carolina that are renting up more slowly than expected. We believe the slow rent up in Michigan is primarily due to the economic slowdown in that state.

Domestic Development and Redevelopment Projects Under Construction

In addition to the operating properties discussed in Segment Performance, we have properties under construction or pending construction and various redevelopment projects on existing properties. The following table summarizes the domestic properties under construction as of March 31, 2006:

	Number of Projects	Estimated Completed Cost of Projects(1)	Total Cost to Date as of March 31, 2006
		(dollars in millions)
Developments:
Construction in progress	8	$63.2	$41.0
Land purchased pending construction (2)	3	18.7	5.9

Total Developments	11	81.9	46.9
Redevelopment projects :
Construction in progress	4	12.3	4.4

Total	15	$94.2	$51.3

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See in Part I—Item 1A of our 2005 annual report on Form 10-K.)
(2)	In May 2006, we abandoned one project for which we had acquired land of $0.9 million.

European Same Store

The following tables summarize the performance of European Same Store for the three-month periods ended March 31, 2006 and 2005. European Same Store includes properties located in all of the European markets in which we operate.

	Number of Properties	Q1 2006 Average Occupancy	Occupancy at March 31, 2006	Percent change compared to prior year quarter
European Same Store comparison by market				Segment Revenue	NOI (after leasehold expenses)	Occupancy	Rate
Belgium	18	78%	79%	9.7%	(7.7%)	9.5%	(0.2	%)(a)
Netherlands	29	77%	78%	24.3%	72.1%	30.7%	(4.2	%)(b)
Germany	5	62%	64%	35.7%	N/A	50.5%	(9.1	%)(b)
France	30	80%	80%	15.4%	50.7%	13.8%	0.7	% (c)
Sweden	22	86%	88%	21.6%	37.2%	17.4%	4.4%
Denmark	5	90%	92%	21.3%	47.9%	11.2%	8.9%
United Kingdom	14	78%	77%	17.0%	22.9%	14.4%	2.9%

Europe Totals	123	80%	80%	18.4%	38.2%	17.6%	0.6%

(a)	The decrease in NOI is primarily due to significantly higher advertising expenses incurred in relation with a marketing campaign in the first quarter of 2006.
(b)	We adjusted our rates downwards in order to improve occupancy.
(c)	The significant increase in NOI is primarily due to a combination of higher revenue and lower marketing expenses.

	For the three months ended March 31,
Same Store Results (1)	2006	2005	% Change
	(dollars in thousands except average rent)
Segment revenue	$32,123	$27,134	18.4	% (a)
Operating expense:
Personnel expenses	4,638	4,117	12.7	% (b)
Real estate taxes	1,536	1,384	11.0	% (c)
Repairs and maintenance	995	1,073	(7.3%)
Marketing expense	2,281	2,900	(21.3	%)(d)
Utilities and phone expenses	1,041	1,040	0.1%
Cost of goods sold	1,069	951	12.4	% (e)
Store admin and other expenses	2,363	2,424	(2.5%)

Direct operating and real estate tax expense	13,923	13,889	0.2%

NOI	18,200	13,245	37.4%
Leasehold expense	654	548	19.3%

NOI after leasehold expense	17,546	12,697	38.2	% (f)
Indirect operating expense (2)	2,637	4,131	(36.2	%)(g)

NOI after indirect operating and leasehold expense	$14,909	$8,566	74.0%

Avg. annual rent per sq. ft. (3)	$21.93	$21.80	0.6%
Avg. sq. ft. occupancy	80%	68%	17.6%
Total net rentable sq. ft.	6,655,000	6,655,000
Number of properties	123	123

(1)	Amounts for both quarters have been translated from local currencies to U.S. dollars at a constant exchange rate $1.20 to the euro (the average exchange rate for the first quarter of 2006).
(2)	Indirect operating expense includes certain shared property costs such as regional management, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Indirect operating expenses do not include internal real estate acquisition costs or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.
(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(a) Revenue increased at constant exchange rates, primarily as a result of increases in occupancy that were achieved through heightened marketing, better pricing management and improved retention of existing customers. When the 27 most recent additions to the Same Store pool are excluded from this analysis the remaining 96 stores in the pool generated growth in revenue of approximately 14%.

(b) Personnel expenses increased during the first quarter due to an increase of expenses for the stock appreciation rights plan and an increase in bonuses due to improved financial results in 2006.

(c) Real estate taxes increased due to a tax credit in the United Kingdom received in the first quarter of 2005.

(d) Marketing expenses decreased reflecting economies of scale and the focus placed on the New Stores portfolio in the first quarter 2006.

(e) Cost of goods sold increased due to higher retail sales.

(f) When the 27 most recent additions to the Same Store pool are excluded from this analysis the remaining 96 stores in the pool generated growth in NOI after leasehold expenses of approximately 26%.

(g) Indirect expenses decreased as a result of the reorganization initiated in the second quarter of 2005. Also the growth in our New Store portfolio resulted in a higher allocation of indirect expenses to our New Stores.

We present our segment results above at constant exchange rate in order to facilitate comparison between reported periods, whereas results are recognized in our statements of income at each period’s respective rates. The following table presents a reconciliation of the European Same Store results for the three-month period ended March 31, 2005, translated to U.S. dollars at a constant exchange rate to Same Store results translated at the average exchange rate. Each of the categories presented is reconciled in Note 16 to our condensed consolidated financial statements.

Three months ended March 31, 2005	Same Store (1)	Exchange Difference	Total (2)
Segment revenue	$27,134	$2,583	$29,717
Direct operating and real estate tax expense	13,889	1,320	15,209

NOI	13,245	1,263	14,508
Leasehold expense	548	54	602

NOI after leasehold expense	12,697	1,209	13,906
Indirect operating expense	4,131	376	4,507

NOI after indirect and leasehold expense	$8,566	$833	$9,399

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first quarter of 2006.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first quarter of 2005 for the purpose of reconciliation with the condensed consolidated financial statements.

European New Store

The following table summarizes European New Store operating performance as defined at March 31, 2006:

	Developments Three months ended March 31,		Acquisitions Three months ended March 31,		New Store Three months ended March 31,
European New Store Results (1)	2006	2005	2006	2005	2006	2005
	(dollars in thousands)
Segment revenue	$2,388	$661	$1,126	$—	$3,514	$661
Direct operating and real estate tax expense	3,289	1,517	714	—	4,003	1,517

NOI	(901)	(856)	412	—	(489)	(856)
Leasehold expense	90	—	227	—	317	—

NOI after leasehold expense	(991)	(856)	185	—	(806)	(856)
Indirect operating expense (2)	714	528	143	—	857	528

NOI after indirect operating and leasehold expense	$(1,705)	$(1,384)	$42	$—	$(1,663)	$(1,384)

Avg. sq. ft. occupancy	33%	8%	74%	—	41%	8%
No. of properties	26	12	9	—	35	12

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rate for the first quarter of 2006.
(2)	Indirect operating expense includes certain shared property costs such as regional management, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Indirect operating expense does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

On January 23, 2006, our subsidiary Second Shurgard completed the acquisition of 3S Self-Storage Systems SAS a company that operates nine self-storage facilities in various metropolitan areas in France where we already have operating properties. 3S Self-Storage Systems SAS owns six of the facilities and leases the other three under operating leases. One of the facilities is held for sale and is not included in the above operating performance results. We completed the acquisition through our 20% owned Second Shurgard subsidiary for total cash consideration and acquisition costs of approximately $47.4 million. We financed the acquisition with $20.0 million from draws on Second Shurgard’s credit facility and the remainder with Second Shurgard’s cash from equity contributions provided by us and our 80% joint venture partner.

On March 31, 2006, our subsidiary Second Shurgard completed the acquisition of one single storage center in France for $3.1 million.

We present our segment results above at constant exchange rate in order to facilitate comparison between reported periods, whereas results are recognized in our statements of income at each period’s respective rates. The following table presents a reconciliation of the European New Store results for the three-month period ended March 31, 2005 translated to U.S. dollars at a constant exchange rate to New Store results translated at average exchange rate. Each of the categories presented is reconciled in Note 16 to our condensed consolidated financial statements.

Three months ended March 31, 2005	New Store (1)	Exchange Difference	Total (2)
	(in thousands)
Segment revenue	$661	$60	$721
Direct operating and real estate tax expense	1,517	136	1,653

NOI	(856)	(76)	(932)
Leasehold expense	—	—	—

NOI after leasehold expense	(856)	(76)	(932)
Indirect operating expense	528	48	576

NOI after indirect and leasehold expense	$(1,384)	$(124)	$(1,508)

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first quarter of 2006.
(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the first quarter of 2005 for purpose of reconciliation with the condensed consolidated financial statements.

European Developments and Acquisitions

The following table summarizes European developments opened through March 31, 2006 (and acquisitions completed in the first quarter of 2006, as well as a one store acquisition during the third quarter of 2004) by country:

					Average Occupancy		Average Annual Rent (per sq. ft) (3) (4)
	Number of Properties	Storage Center Cost		Total Net Rentable sq. ft.	For the three months ended March 31,		For the three months ended March 31,
		Development Cost (1)	Total Cost (2)
New store:					2006	2005	2006	2005
		(in millions)
Opened in 2006
France	9	$45.8	$45.8	378,000	73.7%	—	$16.36	$—

Total opened in 2006	9	$45.8	$45.8	378,000	73.7%	—	$16.36	$—

Opened in 2005
Belgium	1	$6.5	$6.5	55,000	13.0%	—	$14.51	$—
Netherlands	3	12.1	12.1	143,000	15.5%	—	16.51	—
Germany	2	11.9	12.0	92,000	18.2%	—	17.04	—
France	5	39.2	39.4	291,000	17.6%	—	17.65	—
Denmark	1	7.5	7.5	50,000	36.3%	—	20.38	—
United Kingdom	2	20.3	20.5	80,000	31.1%	—	33.72	—

Total opened in 2005 (a)	14	$97.5	$98.0	711,000	19.7%	—	$20.44	$—

Developed in 2004
Germany	4	$25.9	$26.1	196,000	52.3%	21.1%	$16.97	$17.86
France	4	23.7	24.0	220,000	39.9%	12.0%	18.37	20.98
Denmark	2	14.2	14.3	99,000	70.6%	34.3%	20.24	19.96
United Kingdom	2	15.8	15.9	50,000	40.5%	6.6%	38.14	45.94

Total developed in 2004 (b)	12	$79.6	$80.3	565,000	49.7%	18.0%	$19.75	$20.74

New Store Total	35	$222.9	$224.1	1,654,000	41.4%	8.3%	$18.65	$20.74

Same store:
Acquired in 2004
United Kingdom	1	$14.6	$14.9	38,000	78.0%	78.0%	$54.58	$50.06

Total acquired in 2004	1	$14.6	$14.9	38,000	78.0%	78.0%	$54.58	$50.06

Opened in 2003
Belgium	1	$3.4	$4.7	45,000	83.2%	62.7%	$15.83	$15.30
Netherlands	7	38.4	40.9	351,000	74.5%	43.9%	19.30	20.81
Germany	5	33.9	34.2	262,000	62.3%	41.4%	13.47	14.82
France	7	42.3	45.8	378,000	69.3%	42.0%	18.86	21.35
Sweden	2	11.1	14.0	93,000	82.6%	54.5%	17.52	17.32
Denmark	1	7.6	10.2	50,000	96.5%	87.8%	24.87	22.55
United Kingdom	3	31.3	40.5	151,000	73.3%	48.6%	35.95	39.20

Total opened in 2003	26	$168.0	$190.3	1,330,000	72.2%	46.4%	$20.12	$21.65

Opened in 2002 and before
Belgium	17	$76.0	$112.2	995,000	78.2%	72.1%	$15.83	$15.87
Netherlands	22	114.0	167.4	1,177,000	78.4%	63.9%	20.38	21.06
France	23	130.4	193.3	1,234,000	83.7%	79.2%	24.09	23.12
Sweden	20	106.3	163.0	1,128,000	86.8%	75.2%	20.47	19.53
Denmark	4	27.2	39.1	211,000	88.3%	79.2%	22.88	21.08
United Kingdom	10	97.5	146.6	542,000	78.9%	72.8%	35.94	34.19

Total opened before 2003	96	$551.4	$821.6	5,287,000	81.8%	72.9%	$22.11	$21.61

Same Store Total (c)	123	$734.0	$1,026.8	6,655,000	79.9%	67.6%	$21.93	$21.80

	Segment Revenue (3)		NOI (3) (after leasehold expense)
	For the three months ended March 31,		For the three months ended March 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
New store:
Opened in 2006
France	$1,126	$—	$182	$—

Total opened in 2006	$1,126	$—	$182	$—

Opened in 2005
Belgium	$30	$—	$(107)	$—
Netherlands	110	—	(497)	—
Germany	82	—	(139)	(15)
France	271	—	(319)	—
Denmark	112	—	(14)	(43)
United Kingdom	238	—	(55)	(50)

Total opened in 2005 (a)	$843	$—	$(1,131)	$(108)

Developed in 2004
Germany	$464	$203	$(2)	$(276)
France	464	165	25	(299)
Denmark	399	211	159	(29)
United Kingdom	218	82	(39)	(144)

Total developed in 2004 (b)	$1,545	$661	$143	$(748)

New Store Total	$3,514	$661	$(806)	$(856)

Same store:
Acquired in 2004
United Kingdom	$416	$379	$250	$246

Total acquired in 2004	$416	$379	$250	$246

Opened in 2003
Belgium	$166	$117	$43	$44
Netherlands	1,340	844	598	18
Germany	590	435	98	(52)
France	1,402	951	622	78
Sweden	382	264	176	59
Denmark	329	266	190	133
United Kingdom	1,081	797	601	312

Total opened in 2003	$5,290	$3,674	$2,328	$592

Opened in 2002 and before
Belgium	$3,412	$3,143	$1,653	$1,793
Netherlands	5,014	4,268	2,768	1,938
France	7,037	6,365	4,121	3,072
Sweden	5,618	4,671	3,291	2,467
Denmark	1,165	966	663	444
United Kingdom	4,171	3,668	2,472	2,145

Total opened before 2003	$26,417	$23,081	$14,968	$11,859

Same Store Total (c)	$32,123	$27,134	$17,546	$12,697

(1)	Development cost of these projects is reported in U.S. dollars translated at the March 31, 2006 exchange rate of $1.21 to the euro. Operating results (see note (3) below) are reported at the average exchange rate for the first quarter ended March 31, 2006, which was $1.20 to the euro. To the extent these exchange rates differ, we believe this data does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield. The cost of the storage centers exclude the excess cost of approximately $294 million we paid for ownership interests acquired in Shurgard Europe in 2003 and 2005.

(2)	Total storage center cost includes all cost capitalized to storage centers since the store was acquired or developed. The costs are reported in U.S. dollars translated at the March 31, 2006 exchange rate of $1.21 to the euro. Operating results (see note (3) below) are reported at the average exchange rate for the first quarter ended March 31, 2006, which was $1.20 to the euro. To the extent these exchange rates differ, we believe it does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield.
(3)	The amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for the first quarter of 2006.
(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. The average annual rent is lower in the first year of operations as the store has not been opened a full year.

The storage centers are renting up in all markets, based on continued targeted marketing and training initiatives launched in 2004 and improvements to our price management, including when necessary reducing rental rates to support occupancy growth. We believe these initiatives are continuing to generate positive results since the end of the first quarter of 2005, as illustrated by the improvement in occupancy rates as follows:

(a) The storage centers opened in 2005 had an average occupancy of 27.5% as of March 31, 2006, after an average of 7 months of operations.

(b) The storage centers developed in 2004 had an average occupancy of 53.6% as of March 31, 2006, after an average of 19 months of operations. In 2004, we developed one store in Shurgard Europe and 11 developments through First Shurgard and Second Shurgard, six of which opened in the fourth quarter.

(c)	The storage centers included in Same Store had an average occupancy of 80.3% as of March 31, 2006.

European Developments Under Construction

The following table summarizes European development projects in progress at March 31, 2006. As of March 31, 2006, we were developing all European storage centers through Shurgard Europe’s joint ventures:

	First Shurgard and Second Shurgard
	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of March 31, 2006
	(dollars in millions)
Construction in Progress
France	1	$7.2	$2.9
Sweden	1	6.5	4.5
United Kingdom	1	11.4	6.7

	3	25.1	14.1

Land purchased pending construction
France	2	$18.4	$8.2
United Kingdom	1	7.2	3.3

	3	25.6	11.5

Total	6	$50.7	$25.6

(1)	The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See in Part I—Item 1A (Risk Factors) of our 2005 annual report on Form 10-K.)

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

The following table sets forth the calculation of FFO in accordance with the NAREIT definition:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Net income	$5,059	$5,256
Depreciation and amortization (1)	22,271	19,723
Loss (gain) on sale of operating properties (2)	82	(6,423)
Cumulative effect of change in accounting principle	200	—

FFO	27,612	18,556
Preferred dividends and other (3)	(3,037)	(3,042)

FFO attributable to common shareholders	$24,575	$15,514

(1)	Excludes depreciation related to non-real estate assets and minority interests in depreciation and amortization and includes depreciation and amortization of discontinued operations.
(2)	We have included in FFO net gains of sale of land and non-real estate operating assets of approximately $110,000 for the three-month period ended March 31, 2006, and net losses of $10,000 for the three-month period ended March 31, 2005. Additionally, we have included in FFO income from discontinued operations of $68,000 and $216,000 for the three-month periods ended March 31, 2006 and 2005, respectively.
(3)	Net of impact of antidilutive securities.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of March 31, 2006.

RELATED PARTY AFFILIATION

Charles K. Barbo, the chairman of our board of directors, indirectly owns a 0.5% ownership interest in a limited partnership known as Shurgard Institutional Fund L.P. I, a consolidated subsidiary of Shurgard. Shurgard owns a 99% interest in this entity.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for payments of operating expenses, debt service, dividends on common and preferred stock, expansions and improvements to existing properties, and acquisitions and developments of new properties. We believe that our liquidity and capital resources are adequate for our near-term and longer- term requirements. We had cash and cash equivalents of $36.6 million at March 31, 2006, and $39.8 million at December 31, 2005. As of March 31, 2006, we had $79.3 million available under our domestic revolving line of credit compared to $116.5 million as of December 31, 2005.

As a REIT, our ability to retain cash flow for reinvestment is restricted. In order for us to qualify as a REIT for federal income tax purposes, we are required, among other things, to make distributions to our shareholders of at least 90% of our REIT taxable income. During the three months ended March 31, 2006 and 2005, we distributed $32.3 million and $28.6 million, respectively, to our shareholders. We expect to use our cash flow from operating activities for distributions to shareholders. Amounts accumulated in the interim period between distributions are used to temporarily repay amounts outstanding under our line of credit or invested short-term.

Up until 2004, we relied primarily on the public debt and equity markets for our long-term financing. Because we did not file a fully compliant annual report on Form 10-K for 2004 until October 14, 2005, we are not eligible to access the public capital markets to raise equity or debt capital using a short-form registration statement on Form S-3 until November of 2006. We have traditionally used proceeds from borrowings under our credit facilities to fund our property development and acquisition requirements. We have also used these proceeds to repay maturing corporate or mortgage debt and for other corporate purposes. Although we used to subsequently repay these borrowings with proceeds from public debt and equity offerings, we currently anticipate utilizing our credit facilities, which mature in February of 2008.

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

The following table summarizes certain information regarding our liquidity and capital resources:

Our contractual cash obligations and construction cost commitments are summarized as follows at March 31, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Debt:
Scheduled principal payments	$4,603	$10,361	$5,433	$3,039	$3,170	$8,170	$34,776
Balloon Payments	3,828	54,435	848,618	71,860	7,444	916,324	1,902,509
Interest (1)	111,419	114,207	62,791	52,893	52,514	19,008	412,832
Capital lease obligations	412	638	650	663	615	34,627	37,605
Operating leases	9,328	10,682	8,657	7,931	7,290	151,408	195,296
Construction commitments
Domestic	25,023	—	—	—	—	—	25,023
Shurgard Europe	185	—	—	—	—	—	185
First Shurgard	174	48	56	65	—	—	343
Second Shurgard	4,927	24	29	—	—	—	4,980
Commitments to lend	44	18	—	—	—	—	62
Commitment to purchase minority partners interests and property	5,200	—	—	—	—	—	5,200
Proposed merger advisory fees	12,900	—	—	—	—	—	12,900

Total	$178,043	$190,413	$926,234	$136,451	$71,033	$1,129,537	$2,631,711

(1)	Projected interest is based on annual debt maturities and weighted-average interest rates on outstanding debt at the end of each year as well as a LIBOR and EURIBOR at March 31, 2006, of 4.80% and 2.65%, respectively, along with a forward yield curve for following years and the applicable margin to each debt.

We have a three-year unsecured domestic credit agreement with a group of banks, which includes a revolving credit facility to borrow up to $350 million and a $350 million term loan facility that mature in February 2008. The revolving credit facility can be extended for one year at our option for a fee. As of March 31, 2006, the interest rate for our credit facility was LIBOR plus 0.90% and the interest rate for our term loan facility was LIBOR plus 1.10%. These rates can range from LIBOR plus 0.60% to LIBOR plus 1.15% for the credit facility and from LIBOR plus 0.75% to LIBOR plus 1.50% for the term loan facility based on the ratings assigned to our senior unsecured long-term debt securities. As of March 31, 2006, we have borrowed the entire $350 million and no additional funds remained available for future borrowings under the term loan facility; under the revolving credit facility we had $270.7 million of borrowings outstanding and $79. 3 million remained available for future borrowings. We can use borrowings under the revolving credit facility for various purposes, including project acquisition and development costs, repayment of debt and other corporate needs.

First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to €272.5 million ($329.1 million as of March 31, 2006). As of March 31, 2006, the available amount under those credit facilities was in aggregate €85.5 million ($103.3 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis and can be limited if the completion of projects is not timely or if we have certain cost overruns. Borrowings under both the First Shurgard and Second Shurgard credit facilities were such that they could only be used to fund property development costs of First Shurgard and Second Shurgard. In January 2006, we amended Second Shurgard’s credit agreement such as to allow for borrowings for up to €21.9 million ($26.4 million as of March 31, 2006) to be used for an acquisition of existing self-storage properties including properties under capital leases. We expect that internally generated cash flows within Shurgard Europe will be sufficient to fund Shurgard Europe’s on-going equity commitments to both First Shurgard and Second Shurgard.

We are continually evaluating sources of capital and believe they are available to meet our liquidity needs without necessitating sales of properties. In addition to our cash and cash equivalents and availability under our credit facility, we have other sources of capital. We may sell operating properties if market conditions warrant in 2006. We may also contribute properties to joint ventures in exchange for interests in and cash distributions from those ventures. We may furthermore sell peripheral and other land parcels. In addition, most of our domestic operating properties are unencumbered by mortgage debt. However, under the Merger Agreement we are required to consult with Public Storage before we enter into any financing or investing agreement.

The following table summarizes our cash flows activity:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$6,010	$17,069
Net cash used in investing activities	(73,600)	(14,903)
Net cash provided by financing activities	64,056	1,296
Effect of exchange rate changes on cash and cash equivalents	372	(1,591)

(Decrease) increase in cash and cash equivalents	(3,162)	1,871
Cash and cash equivalents at beginning of period	39,778	50,277

Cash and cash equivalents at end of period	$36,616	$52,148

The decrease in cash provided by operating activities in 2006 was attributable primarily to the payments of $12.1 million on financial and legal advisory fees in connection with the proposed merger, of which $10.8 million was accrued during 2005.

Investing

Cash used in investing activities in the first quarter of 2006 included:

•	$49.4 million expended for acquisitions of European storage centers;

•	$15.8 million invested in domestic new development, redevelopments and enhancements of existing storage centers; and

•	$11.5 million invested for development and improvement of new European storage centers.

These expenditures were partially offset by $2.5 million of proceeds from the sale of parcels of excess land.

Cash used in investing activities in 2005 included:

•	$24.5 million invested in new development and expansions of existing storage centers; and

•	$3.0 million expended for acquisition of domestic storage centers.

These expenditures were partially offset by $13.2 million of proceeds from the sales of interests in operating storage centers.

Our acquisitions and developments in 2005 and 2006 in Europe were conducted through First Shurgard and Second Shurgard, which were financed primarily by borrowings on their credit facilities and by capital contributions by us and our joint venture partners.

Financing

Cash provided by financing activities in the first quarter of 2006 included:

•	$23.6 million from capital contributions received primarily from partners in First Shurgard and Second Shurgard;

•	$37.2 million of proceeds from net borrowings on our domestic credit facilities; and

•	$35.8 million of proceeds from borrowings on notes payable.

These cash proceeds were partially offset by distributions of $32.3 million on common and preferred stock.

Cash provided by financing activities in 2005 included:

•	$4.3 million from capital contributions received primarily from partners in First Shurgard and Second Shurgard;

•	$20.8 million of proceeds from net borrowings on our domestic credit facilities; and

•	$20.2 million of proceeds from borrowings on First Shurgard and Second Shurgard credit facilities.

These cash proceeds were partially offset by distributions of $28.6 million on common and preferred stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and operating results is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the amounts of revenues and expenses recognized during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates include the evaluation of impairment of long-lived assets and goodwill, estimated lives of depreciable assets, valuation allowances for deferred tax assets and the allocation of purchase prices of acquired properties. Actual results may differ from these and other estimates under different assumptions or conditions. The interim financial statements assume that Shurgard continues as a separate public company and therefore do not reflect the effects of transactions or decisions that are contingent upon the completion of the proposed merger with Public Storage.

Consolidated and unconsolidated subsidiaries:  We consolidate all wholly-owned subsidiaries. We assess whether our subsidiaries are Variable Interest Entities (VIEs) as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” Upon implementation of FIN 46R in January 1, 2005, we consolidated all VIEs of which we are the primary beneficiary. We evaluate partially-owned subsidiaries and joint ventures held in partnership form to determine whether rights held by other investors constitute substantive participating rights in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of Statement of Financial Accounting Standard (SFAS) No. 94, “Consolidation of All Majority-Owned Subsidiaries” an EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has substantive participating rights, has the ability to dissolve the partnership or remove the general partner without cause in a partnership or participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated.

Revenue recognition:  We recognize rental revenue from the majority of our customers, who are under month-to-month lease agreements, at the contracted rate for each month occupied. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease. Revenues are presented net of provisions for doubtful accounts.

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

Foreign currency translation:  The results of our operations and our financial position are affected by the fluctuations in the value of the euro, and to a lesser extent, other European currencies, against the U.S. dollar. We recognize the foreign currency translation effects of exchange rate fluctuations on our European assets, liabilities and equity as a currency translation adjustment in other comprehensive income (loss). We include gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables on intercompany transactions, in net income. Also, we are exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that are not denominated in the functional currency of the subsidiary or the investee. We recognize the effects of foreign currency on such debt in net income when we expect to settle the debt, and in other comprehensive income when the debt is considered to be of a long-term investment nature.

Costs related to proposed merger with Public Storage:  As of December 31, 2005, we had an accrued liability of $11.4 million for fees that were contingently due to our financial advisors in connection with the proposed merger with Public Storage and our review of strategic alternatives to such proposed merger. During the three months ended March 31, 2006, we paid $10.5 million of these fees plus out of pocket expenses, which became due upon entering into the Merger Agreement on March 6, 2006. Merger related expenses of $1.5 million recognized as incurred during the three months ended March 31, 2006, consisted of legal fees and reimbursements of expenses. As of March 31, 2006, we had commitments to pay our financial advisors additional success fees totaling $12.9 million, which we will recognize when incurred contingent upon the consummation of our merger with Public Storage.

Recent Accounting Pronouncements

Effective January 1, 2006, Shurgard adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS 123R), to account for our stock-based compensation plan using the modified-prospective-transition method. Under that transition method, compensation costs recognized in the first quarter of 2006 include: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, which is estimated in accordance with the original provisions of SFAS 123 for (i) ”equity awards” (as defined in SFAS 123R) based on the grant-date fair value, and for (ii) ”liability awards” based on the balance sheet date fair value, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date or balance sheet date fair value, as applicable, estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Expense recognized in the first quarter of 2006, therefore, was reduced for estimated forfeitures. Estimated forfeitures are adjusted at least annually if actual forfeitures differ from those estimates. Results for prior periods have not been restated. Total stock-based compensation expense for the three months ended March 31, 2006 was $2.0 million, of which $0.9 million related to stock options, $0.6 million related to restricted stock and restricted stock units, and $0.5 million related to stock appreciation rights.

Prior to January 1, 2006, we accounted for our stock-based plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation recognized in our statement of income, prior to January 1, 2006, was based on the grant date fair value of restricted shares of Shurgard’s common stock, and the intrinsic value of stock options and stock appreciation rights granted to employees of our European subsidiary. Under APB 25 we did not recognized stock-based compensation cost related to stock options that had an exercise price equal to the market value of Shurgard’s common stock on the date of grant. Prior to adoption of SFAS 123R, the value of stock options was estimated for purposes of this pro forma disclosure using the Black-Scholes option-pricing formula and amortized to pro forma expense ratably over the options’ vesting periods. Pre-vesting forfeitures were recognized as incurred through cumulative reversal of previously reported compensation expense.

Subsequent Events

On May 5, 2006, our board of directors declared a first quarter dividend of $0.56 per common share payable, on June 15, 2006, to common shareholders of record as of June 2, 2006.

Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk

The table below summarizes annual debt maturities and weighted-average interest rates on outstanding debt at the end of each year (based on relevant LIBOR 3.86% and a EURIBOR of 2.12% at March 31, 2006 and a forward yield curve for following years) and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at March 31, 2006 (in thousands).

Expected maturity date	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt (1)	$3,940	$53,173	$21,475	$2,900	$3,084	$531,981	$616,553	$636,171
Average interest rate	6.71%	6.61%	6.60%	6.60%	6.61%	5.88%
Variable rate LIBOR debt (2)	$2,317	$4,558	$687,830	$139	$7,530	$—	$702,374	$702,374
Average interest rate	6.09%	6.24%	7.29%	7.34%	7.47%	—
Variable rate EURIBOR debt (3)	$2,174	$7,065	$144,746	$71,860	$—	$392,513	$618,358	$618,358
Average interest rate	4.03%	4.78%	4.83%	4.33%	4.38%	4.45%
Interest rate swaps
Swap on EURIBOR	$—	$—	$(1,385)	$(812)	$—	$(2,329)	$(4,526)	$(4,526)

(1)	The fair value of our fixed rate debt decreased by $13 million, from $649 million at December 31, 2005, due primarily to an increase in market interest rates.
(2)	Variable rate LIBOR debt increased by $37 million, from $665 million at December 31, 2005. In February 2005, we entered into a three-year unsecured revolving credit facility with a group of banks to borrow up to $350 million and a six-month $150 million term loan facility.
(3)	Variable rate EURIBOR debt increased by $48 million, from $571 million at December 31, 2005, as a result of the depreciation of the U.S. dollar against the euro, and incremental borrowings of €30.1 million. First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to €272.5 million ($329.1 million as of March 31, 2006). As of March 31, 2006, the available amount under those credit facilities was in aggregate €85.5 million ($103.3 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis.

At March 31, 2006, we were party to pay-fixed, receive-variable interest rate swaps designated as cash flow hedges that effectively fix the EURIBOR rate on portions of our expected variable rate debt through 2011. The notional amounts, the weighted average pay rates and the terms of these agreements are summarized as follows (in millions):

	2006	2007	2008	2009	2010	Thereafter
Notional amounts	$664.8	$684.9	$598.1	$476.2	$392.5	$392.5
Weighted average interest rate	4.96%	4.99%	4.83%	4.54%	4.23%	4.23%

Part I, Item 4: Controls and Procedures

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

Our management, including the chief executive officer and the chief financial officer, with the participation of our Disclosure Committee, carried out an assessment of the effectiveness of our disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 13a-15(b). Based on that assessment, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II, Item 1: Legal Proceedings

On March 7, 2006, a putative class action complaint was filed on behalf of our public shareholders in the Superior Court of the State of Washington, King County, against Shurgard and certain of its directors entitled Staer v. Shurgard Storage Centers, Inc. et al (case no. 06-2-08148-0). The complaint alleges, among other things, that our directors breached their fiduciary duties in connection with the approval of the, Merger Agreement with Public Storage, by failing to properly value the Company and by failing to protect against alleged conflicts of interest arising out of certain directors’ interests in the transaction. Among other things, the complaint seeks an order enjoining Shurgard from consummating the transactions contemplated by the Merger Agreement. We intend to defend the action vigorously. We believe that our actions and the actions of our board of directors were appropriate. We maintain directors and officers insurance, which we believe will provide coverage with respect to this matter.

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

Part II, Item 1A: Risk Factors

Information regarding risk factors appears in the first two paragraphs in Part I, Item 2 of this Form 10-Q and in Part I-Item 1A and Part 1-Item 1 (Business) of our annual report on Form 10-K for the fiscal year ended December 31, 2005 (the 2005 10-K). There have been no material changes from the risk factors previously disclosed in the 2005 10-K.

Part II, Item 2: Sale of Unregistered Securities and Change in Securities and Use of Proceeds

None.

Part II, Item 5: Other Information

On March 10, 2006, the independent members of our board of directors approved bonuses of $175,000 each, payable on consummation of the proposed merger with Public Storage to David K. Grant, our president and chief executive officer, and Charles K. Barbo, the chairman of our board of directors, in recognition of their service in connection with the proposed merger and our exploration of strategic alternatives.

Part II, Item 6: Exhibits

2.1	Agreement and Plan of Merger dated as of March 6, 2006, by and among the Registrant, Public Storage, Inc. and ASKL Sub LLC (Exhibit 2.1)(1)

4.1	First Amendment to Amended and Restated Rights Agreement, dated as of March 6, 2006, by and between Shurgard Storage Centers, Inc. and American Stock Transfer & Trust Company (Exhibit 4.1) (1)

10.1	Amendment dated January 17, 2006, to 2000 Long-Term Incentive Compensation Plan (Exhibit 10.74) (2)*

10.2	Amendment dated January 17, 2006, to 2004 Long-Term Incentive Compensation Plan (Exhibit 10.75) (2)*

10.3	Form of Amendment to Senior Management Employment (upon Business Combination) Agreement and schedule of persons with whom the Company has entered into such agreements (Exhibit 10.72)(2)*

10.4	First Amendment dated January 17, 2006, to Senior Management Employment Agreement between Shurgard Storage Centers, Inc. and David Grant (Exhibit 10.73)(2)*

10.5	Amendment dated January 17, 2006 to the Company’s 2000 Long-Term Incentive Plan* (Exhibit 10.74) (2)*

10.6	Amendment dated January 17, 2006 to the Company’s 2004 Long-Term Incentive Plan* (Exhibit 10.75) (2)*

10.7	Stockholders Voting Agreement, dated as of March 6, 2006, by and between Shurgard Storage Centers, Inc. and the parties listed on Schedule A attached thereto (Exhibit 10.1)(1)

31.1	CEO 302 Certification dated May 10, 2006

31.2	CFO 302 Certification dated May 10, 2006

32.1	CEO 906 Certification dated May 10, 2006

32.2	CFO 906 Certification dated May 10, 2006

(1)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated March 7, 2006.
(2)	Incorporated by reference to designated exhibit filed with the Registrant’s Current Report on Form 8-K dated January 17, 2006.
*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: May 10, 2006	By:	/s/ DEVASIS GHOSE
Devasis Ghose Executive Vice President and Chief Financial Officer, (Duly Authorized Officer and Principal Financial Officer)

Date: May 10, 2006	By:	/s/ D. Lynn Thrower
D. Lynn Thrower Vice President and Chief Accounting Officer