Form 10-Q
period 2006-06-30
SHURGARD STORAGE CENTERS INC
filed 2006-08-09
CIK 906933

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Shares outstanding at August 1, 2006

Class A Common Stock, $.001 par value, 47,441,331 shares outstanding

Shurgard Storage Centers, Inc.

Form 10-Q

For the quarterly period ended June 30, 2006

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands except share and per share data)

	June 30, 2006	December 31, 2005
ASSETS
Storage centers:
Operating storage centers	$3,402,653	$3,244,258
Less accumulated depreciation	(605,228)	(552,171)

Operating storage centers, net	2,797,425	2,692,087
Construction in progress	77,396	67,073
Properties held for sale	3,893	6,774

Total storage centers	2,878,714	2,765,934
Cash and cash equivalents	40,938	39,778
Restricted cash	3,236	4,972
Goodwill	27,440	27,440
Other assets	132,038	119,248

Total assets	$3,082,366	$2,957,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$153,874	$181,435
Lines of credit	626,700	583,500
Notes payable	1,355,320	1,275,720

Total liabilities	2,135,894	2,040,655

Minority interest	145,679	116,365
Commitments and contingencies (Note 17)
Shareholders’ equity:
Series C Cumulative Redeemable Preferred Stock; $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding; liquidation preference of $50,000	48,115	48,115
Series D Cumulative Redeemable Preferred Stock; $0.001 par value; 3,450,000 shares authorized; 3,450,000 shares issued and outstanding; liquidation preference of $86,250	83,068	83,068
Class A Common Stock; $0.001 par value; 120,000,000 shares authorized; 47,434,615 and 47,041,680 shares issued and outstanding, respectively	47	47
Additional paid-in capital	1,156,916	1,142,288
Accumulated deficit	(501,327)	(459,586)
Accumulated other comprehensive income (loss)	13,974	(13,580)

Total shareholders’ equity	800,793	800,352

Total liabilities and shareholders’ equity	$3,082,366	$2,957,372

The accompanying notes are an integral part of these statements

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenue
Storage center operations	$135,165	$118,118	$261,933	$230,356
Other	1,089	1,350	1,931	2,736

Total revenue	136,254	119,468	263,864	233,092

Expenses
Operating	61,510	57,812	122,604	116,890
Real estate development	1,945	2,713	3,615	5,643
Depreciation and amortization	26,342	23,252	52,265	46,596
Impairment and abandoned project expense	255	868	800	1,191
General, administrative and other	7,018	10,914	14,471	18,943

Total storage center expenses	97,070	95,559	193,755	189,263

Income from operations	39,184	23,909	70,109	43,829

Other Income (Expense)
Costs related to proposed merger (Note 17)	(1,363)	—	(2,828)	—
Interest expense	(30,845)	(25,485)	(60,249)	(49,610)
Gain (loss) on derivatives, net	418	(1,353)	1,109	(1,712)
Foreign exchange gain (loss)	378	(5,715)	503	(9,563)
Interest income and other, net	464	1,270	869	2,230

Other expense, net	(30,948)	(31,283)	(60,596)	(58,655)

Income (loss) before minority interest, equity in earnings of other real estate investments, net and income tax expense	8,236	(7,374)	9,513	(14,826)
Minority interest	3,953	6,876	7,886	12,986
Equity in earnings of other real estate investments, net	—	12	—	33
Income tax expense	(75)	(379)	(94)	(389)

Income (loss) from continuing operations	12,114	(865)	17,305	(2,196)
Discontinued operations
(Loss) income from discontinued operations	(74)	172	(6)	336
Gain on sale of discontinued operations	—	—	—	6,423

Total (loss) income from discontinued operations	(74)	172	(6)	6,759
Cumulative effect of change in accounting principle (Note 10)	—	—	(200)	—

Net Income (loss)	12,040	(693)	17,099	4,563
Net Income (loss) allocation
Preferred stock dividends and other	(3,035)	(3,039)	(6,072)	(6,080)

Net income (loss) available to common shareholders	$9,005	$(3,732)	$11,027	$(1,517)

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Operations (continued)

(unaudited)

(Amounts in thousands except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Basic per share amounts:
Income (loss) from continuing operations available to common shareholders	$0.19	$(0.08)	$0.23	$(0.18)
Discontinued operations	—	—	—	0.15
Cumulative effect of change in accounting principle	—	—	—	—

Net income (loss) available to common shareholders per share	$0.19	$(0.08)	$0.23	$(0.03)

Diluted per share amounts:
Income (loss) from continuing operations available to common shareholders	$0.19	$(0.08)	$0.23	$(0.18)
Discontinued operations	—	—	—	0.15
Cumulative effect of change in accounting principle	—	—	—	—

Net income (loss) available to common shareholders per share	$0.19	$(0.08)	$0.23	$(0.03)

Distributions per common share	$0.56	$0.56	$1.12	$1.11

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2006	2005
Operating activities:
Net income	$17,099	$4,563
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets, including discontinued operations	88	(6,423)
Depreciation, amortization and impairment losses	52,269	46,931
(Gain) loss on derivatives, net	(1,109)	1,712
Stock-based compensation expense	3,664	1,600
Non-cash interest and other	4,392	4,508
Foreign exchange (gain) loss	(503)	9,563
Minority interest	(7,886)	(12,986)
Changes in operating accounts, net of effect of acquisitions:
Payments of accrued costs related to proposed merger	(10,840)	—
Other assets	(2,638)	(9,156)
Accounts payable and other liabilities	(6,465)	5,089

Net cash provided by operating activities	48,071	45,401

Investing activities:
Construction on and improvements to storage centers	(60,652)	(65,449)
Acquisitions of storage centers, including associated intangible assets	(3,114)	(34,467)
Payment for purchase of 3S-Self-Storage, net of cash acquired	(46,997)	—
Purchase of additional interest in affiliated partnerships	(2,866)	(97,397)
Purchase of intangible assets	(1,348)	(1,299)
Proceeds from sale of assets	3,645	13,040
Decrease in restricted cash	1,883	1,432
Increase in notes receivable	(539)	(1,253)

Net cash used in investing activities	(109,988)	(185,393)

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2006	2005
Financing activities:
Proceeds from notes payable	$45,847	$37,876
Payments on notes payable	(1,747)	(1,480)
Proceeds from lines of credit	127,100	761,000
Payments on lines of credit	(83,900)	(600,900)
Payment of loan costs	(2,420)	(3,608)
Distributions paid on common and preferred stock	(61,814)	(57,803)
Payments on derivatives, net	(95)	(14,933)
Proceeds from exercise of stock options and dividend reinvestment plan	12,113	562
Contributions received from minority partners	30,044	12,394
Distributions paid to minority partners	(3,317)	(2,074)

Net cash provided by financing activities	61,811	131,034

Effect of exchange rate changes on cash and cash equivalents	1,266	(3,840)

Increase (decrease) in cash and cash equivalents	1,160	(12,798)
Cash and cash equivalents at beginning of period	39,778	50,277

Cash and cash equivalents at end of period	$40,938	$37,479

Supplemental schedule of cash flow information:
Cash paid for interest, net of amounts capitalized	$56,499	$46,372

Cash paid for income taxes	$494	$1,642

Supplemental schedule of non-cash investing and financing information:
Common stock issued in acquisition of storage centers	$—	$5,490

Notes receivable forgiven in the acquisition of storage centers	$—	$6,727

Minority interests granted in acquisition of storage centers	$—	$4,834

Liabilities assumed in acquisition of management contracts	$—	$1,200

The accompanying notes are an integral part of these statements.

Shurgard Storage Centers, Inc.

Part I, Item 1: Notes to Condensed Consolidated Financial Statements

For the quarterly period ended June 30, 2006

(unaudited)

Note 1—Organization

Shurgard Storage Centers, Inc. and its subsidiaries (the “Company,” “we,” “Shurgard” or “us”) are engaged principally in investing in, acquiring, developing and operating self-storage centers located throughout the United States and in Western Europe. Our revenues are generated primarily from leasing self-storage space to tenants on a month-to-month basis. We also provide ancillary services at our storage centers consisting primarily of truck rentals and sales of storage products.

On March 6, 2006, we entered into an Agreement and Plan of Merger (Merger Agreement) with Public Storage, Inc. (Public Storage), which contemplates that we will be merged with and into a subsidiary of Public Storage. Each outstanding share of our common stock will be converted into the right to receive 0.82 of a fully paid and non-assessable share of Public Storage common stock. We will treat the merger as if we had sold all our assets to the subsidiary of Public Storage in a fully taxable transaction and then made a liquidating distribution of the merger consideration to our shareholders in exchange for our outstanding common stock. In addition, in connection with the merger, and pursuant to the notice of redemption issued July 24, 2006, we expect to redeem each outstanding series of our preferred stock in accordance with its terms. Public Storage will assume approximately $2.0 billion of our debt. Our board of directors and the board of directors of Public Storage have approved the Merger Agreement. The proposed merger is subject to our shareholders’ approval, Public Storage’s shareholders’ approval of the issuance of shares of Public Storage common stock to be used as merger consideration and other customary closing conditions. (See further discussion at Note 17).

Note 2—Summary of Significant Accounting Policies

Basis of presentation: The condensed consolidated financial statements include the accounts of Shurgard and our consolidated subsidiaries presented on an accrual basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the requirements of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial condition at June 30, 2006 and December 31, 2005, the results of operations for the three and six-month periods ended June 30, 2006 and 2005, and the cash flows for the six-month periods ended June 30, 2006 and 2005. Interim results are not necessarily indicative of the results for the year. The interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005. All amounts are presented in U.S. dollars unless indicated otherwise; all balances related to our foreign subsidiaries have been translated into U.S. dollars at period-average or period-end exchange rates as appropriate. All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements assume that Shurgard continues as a separate public company, and therefore do not reflect the effects of transactions or decisions that are contingent on the completion of the proposed merger with Public Storage.

Consolidated and unconsolidated subsidiaries: We consolidate all wholly-owned subsidiaries. We assess whether our subsidiaries are Variable Interest Entities (VIEs) as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” Upon implementation of FIN 46R in January of 2004, we consolidated all VIEs of which we are the primary beneficiary. We evaluate partially-owned subsidiaries and joint ventures held in partnership form to determine whether rights held by other investors constitute substantive participating rights in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” For partially-owned subsidiaries or joint ventures held in corporate form (including limited liability companies with governance provisions that are the functional equivalent of regular corporations), we consider the guidance of Statement of Financial Accounting Standard (SFAS) No. 94, “Consolidation of All Majority-Owned Subsidiaries” and EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has substantive participating rights, has the ability to dissolve the partnership or remove the general partner without cause in a partnership or participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated.

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

Storage centers: We carry storage centers to be developed or held and used in operations at depreciated cost, reduced for impairment losses where appropriate. We capitalize acquisition, development and construction costs of properties in development in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” and include, where applicable, salaries and related costs, real estate taxes, interest, lease expense and preconstruction costs directly related to the project. Preconstruction costs, which included efforts to secure land control and zoning, to evaluate feasibility and to complete other initial tasks that are essential to development, incurred prior to the acquisition of the property or acquisition of an option to purchase the property being probable, are charged as real estate development expenses as incurred. Real estate development expense represents costs incurred in connection with real estate development projects that do not qualify for capitalization under the above provisions. In addition, for the six-month period ended June 30, 2006, real estate development includes $500,000 of non-capitalizable fees related to the financing of an acquisition completed in January 2006. We record abandonment losses for previously capitalized costs of development projects when we assess that the completion of the project is no longer probable. We capitalize development and construction costs and costs of significant improvements and replacements and renovations at storage centers, while we expense costs of maintenance and repairs as we incur them.

We compute depreciation of each operating storage center using the straight-line method based on the shorter of an estimated useful life of 30 years or the lease term for storage centers built on leased land. We evaluate and, if necessary, revise estimates of the useful lives of specific storage centers when we plan to demolish or replace them. We depreciate equipment and furniture and fixtures based on estimated useful lives of three to six years.

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

Revenue recognition: The majority of our customers rent under month-to-month lease agreements and revenue is recognized at the contracted rate for each month occupied. Revenue related to customers who sign longer period leases is recognized ratably over the term of the lease. Management fee revenue is recognized each month for which services are rendered; these contracts are generally cancelable by either party on specified advanced notice. We recognize revenue related to profit sharing contracts related to our tenant insurance referral program based on the excess of premiums over actual and estimated claims and administrative costs. Revenues are presented net of provisions for doubtful accounts of $1.7 million and $1.6 million for the three-month periods ended June 30, 2006 and 2005, respectively, and of $3.3 million and $3.1 million for the six-month periods ended June 30, 2006 and 2005, respectively.

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

Other comprehensive income (loss):

The following tables summarize components of other comprehensive income (loss):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2006	2005	2006	2005
Net income (loss)	$12,040	$(693)	$17,099	$4,563
Other comprehensive income (loss):
Derivatives designated as hedges	3,456	(11,003)	14,273	(12,678)
Currency translation adjustment	10,151	(5,672)	13,281	(9,112)

Total other comprehensive income (loss)	13,607	(16,675)	27,554	(21,790)

Total comprehensive income (loss)	$25,647	$(17,368)	$44,653	$(17,227)

The currency translation adjustment represents the net currency translation adjustment gains and losses related to our European subsidiaries and changes in fair values of currency related derivatives designated as hedges. Amounts are presented net of minority interests. As of June 30, 2006 and December 31, 2005, accumulated other comprehensive income (loss) included an accumulated gain of $4.8 million and an accumulated loss of $9.5 million, respectively, related to derivative transactions. Additionally, accumulated other comprehensive income (loss) included a cumulative foreign currency translation adjustment gain of $9.2 million and a loss of $4.1 million as of June 30, 2006 and December 31, 2005, respectively.

Financial instruments with characteristics of both liabilities and equity: The minority interests associated with certain of our consolidated joint ventures and our subsidiaries that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS No. 150. As of June 30, 2006 and December 31, 2005, the aggregate book value of these minority interests in finite-lived entities on our condensed consolidated balance sheet was $130.7 million and $105.3 million, respectively. We believe that the estimated aggregate settlement value of these interests was approximately $267.7 million and $213.2 million, respectively. These amounts are based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we would distribute to our joint venture partners assuming dissolution as of June 30, 2006 and December 31, 2005, respectively. As required under the terms of the respective partnership agreements, subsequent changes to the estimated fair value of the assets and liabilities of the consolidated joint ventures will affect our estimate of the aggregate settlement value. The partnership agreements do not limit the amount to which the minority partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Recent accounting pronouncements:

Stock-based compensation expense: At June 30, 2006, we have stock-based employee compensation plans, which are described more fully in Note 10 to the condensed consolidated financial statements. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation costs recognized in 2006 include: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, which is estimated in accordance with the original provisions of SFAS 123 for (i) “equity awards” (as defined in SFAS 123R) based on the grant date fair value, and for (ii) “liability awards” based on the balance sheet date fair value, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date or balance sheet date fair value, as applicable, estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Expense recognized in 2006, therefore, was reduced for estimated forfeitures. Estimated forfeitures are adjusted at least annually if actual forfeitures differ from those estimates. Results for prior periods have not been restated pursuant to SFAS 123R. (See Note 10.)

Prior to January 1, 2006, stock-based compensation recognized in our statement of income was based on the grant date fair value of restricted shares of Shurgard’s common stock, and the intrinsic value of stock options and stock appreciation rights granted to employees of our European subsidiary. Under APB 25 we did not recognize stock-based compensation cost related to stock options that had an exercise price equal to the market value of Shurgard’s common stock on the date of grant. Prior to adoption of SFAS 123R, the value of stock options was estimated for purposes of pro forma disclosure using the Black-Scholes option-pricing formula and amortized to pro forma expense ratably over the options’ vesting periods. Pre-vesting forfeitures were recognized as incurred through cumulative reversal of previously reported compensation expense.

Prior to the adoption of SFAS 123R, tax benefits of deductions resulting from the exercise of stock options or vesting of restricted share awards were presented as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share based payments (excess tax benefits) to be classified as financing cash flows. Due primarily to our status as a REIT, no excess tax benefit was recognized during the three and six-month periods ended June 30, 2006 or 2005.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for Shurgard beginning January 1, 2007. We have not completed our evaluation of the impact of adopting FIN 48 on our financial position, operating results or cash flows in 2007.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives and (5) amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125” to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for Shurgard beginning January 1, 2007. We do not believe that the adoption of SFAS No. 155 will have a material impact on our financial position, operating results or cash flows.

In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period,” which is effective for lease agreements entered into after January 1, 2006. This FSP clarifies that rental costs incurred during the period of construction of an asset on leased property should not be capitalized; rather they should be recognized as rental expense in the same manner as rental costs incurred after the construction period. However, to the extent a lessee accounts for rental of real estate projects under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” it should continue capitalizing rental costs incurred during the period of construction. We lease under operating leases certain parcels of land and buildings on which we develop storage centers or perform certain construction improvements. We have historically capitalized rental costs during the construction period on such properties. We account for real estate projects involving our development and construction of self-storage facilities under SFAS No. 67; therefore, the adoption of this FSP did not have a material impact on our financial position, operating results or cash flows.

In June 2005, the FASB issued EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” In light of guidance provided in FIN 46R regarding “kick-out” rights in the context of evaluating variable interests and consolidation of VIEs, EITF 04-5 clarifies when a sole general partner should consolidate a limited partnership. EITF 04-5 provides authoritative guidance for purposes of assessing whether a limited partner’s rights are important rights that, under SOP 78-9, might preclude a general partner from consolidating a limited partnership. We adopted EITF 04-5 effective July 1, 2005, to account for our general partner interests in any new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For all other limited partnerships in which Shurgard is the general partner, we adopted the guidance in EITF 04-05 effective January 1, 2006. The adoption of EITF 04-05 did not have a material effect on our financial position, operating results or cash flows.

Effective January 1, 2006, we adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which was issued in May 2005. This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Adoption of this standard had no impact on our financial position, operating results or cash flows.

Note 3—Variable Interest Entities

Under FIN 46R, a VIE must be consolidated by a company if that company is subject to a majority of the expected losses from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns or both. FIN 46R also requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. We adopted FIN 46R as of January 1, 2004.

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

Shurgard Europe has created two joint venture entities: First Shurgard SPRL (First Shurgard) formed in January 2003 and Second Shurgard SPRL (Second Shurgard) formed in May 2004. Those joint ventures are expected to develop or acquire up to approximately 75 storage facilities in Europe. Shurgard Europe has a 20% interest in each of these ventures. We have also determined that First Shurgard and Second Shurgard are each VIEs, of which Shurgard Europe is the primary beneficiary. Accordingly, First Shurgard has been consolidated in our financial statements since January 1, 2004, and Second Shurgard has been consolidated since inception. At June 30, 2006, First Shurgard and Second Shurgard had aggregate total assets of $424.3 million, total liabilities of $268.1 million, and credit facilities collateralized by assets with net book value of $396.0 million (see Note 7). As of June 30, 2006, First Shurgard’s and Second Shurgard’s creditors had no recourse to the general credit of Shurgard or Shurgard Europe other than Shurgard’s commitment to subscribe to up to $20 million and an additional €7.5 million ($9.4 million as of June 30, 2006) in preferred bonds in order for First Shurgard to fulfill its obligations under its senior credit agreement. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe’s partner in the joint venture.

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

We do not believe that any of our other investees, in which we would not hold a majority voting interest, are VIEs under the provisions of FIN 46R.

Note 4—Storage Centers and Acquisitions

The following table summarizes the components of our operating storage centers:

(in thousands)	June 30, 2006	December 31, 2005
Land	$714,007	$675,379
Building	2,607,017	2,487,831
Equipment & Other	81,629	81,048

	$3,402,653	$3,244,258

Storage centers activity

During the six-month period ended June 30, 2006, we acquired third party interests in certain of our domestic joint ventures, we acquired ten new storage centers (one of which was held for sale as of June 30, 2006), opened six new storage centers and completed two redevelopment projects on existing storage centers. In March 2006, we reevaluated and canceled the disposition plans of two storage centers that were classified as held for sale as of December 31, 2005, at an aggregate carrying value of $2.2 million, and we reclassified them to operating storage centers.

In 2006, we sold three parcels of land for total proceeds of $3.4 million for an aggregate gain of $60,000 for the six-month period ended June 30, 2006. One of these properties was held for sale at December 31, 2005, at a carrying value of $2.2 million.

Construction in progress at June 30, 2006, consisted primarily of ten storage centers under construction, of which six were located in Europe and four were located in the United States, and redevelopment projects for seven existing storage centers in the United States.

Acquisitions

On June 28, 2006, we acquired the minority interests held by one of our partners in seven joint ventures holding nine storage centers. As a result of this transaction five of these joint ventures became wholly-owned. We acquired the minority interests for cash of $2.4 million and forgiveness of our joint venture partner’s $260,000 accumulated minority interest receivable balance. The $2.7 million total consideration was allocated to the storage centers and related assets acquired.

On January 23, 2006, we completed the acquisition of 3S Self-Storage Systems SAS, a company that operates nine self-storage facilities in various metropolitan areas in France where we already have operating properties. 3S Self-Storage Systems SAS owns six of the facilities and leases the other three under operating leases. We completed the acquisition through Second Shurgard, our 20% owned European joint venture for total cash consideration and acquisition costs of approximately $47.4 million. We financed the acquisition with $20.0 million from draws on Second Shurgard’s credit facility and the remainder with Second Shurgard’s cash from equity contributions provided by us and our 80% joint venture partner. We incorporated the results of operations of the acquired entity in our condensed consolidated financial statements from the date of acquisition.

This acquisition was accounted for as a purchase transaction. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Receivables and other assets (1)	$4,965
Property held for sale	2,547
Operating storage centers	42,524

Total assets acquired	50,036

Accounts payable and other liabilities assumed	(2,591)

Net assets acquired	$47,445

(1)	Receivables and other assets include an operating lease related intangible of $880,000 that is amortized over the remaining period of the lease.

Additionally, in March 2006, we acquired a self-storage center in France for cash of $3.1 million.

Note 5— Other Assets and Accounts Payable and Other Liabilities

The following table presents the components of other assets:

(in thousands)	June 30, 2006	December 31, 2005
Financing costs, net of accumulated amortization of $27,525 in 2006 and $22,852 in 2005	$31,625	$34,121
Trade receivable, net of allowance of $5,479 in 2006 and $4,681 in 2005	17,420	14,964
Prepaid expenses	16,426	14,751
Software costs, net of accumulated amortization of $4,039 in 2006 and $3,056 in 2005	16,024	14,638
Notes receivable	14,228	13,868
Other accounts receivable	14,400	10,958
Derivatives - assets (see Note 8)	9,770	4,709
Non-competition, trademark and management agreements, net of accumulated amortization of $10,771 in 2006 and $9,827 in 2005	3,242	4,186
Other assets, net of accumulated amortization of $1,801 in 2006 and $1,575 in 2005	8,903	7,053

Total other assets	$132,038	$119,248

The following table presents the components of accounts payable and other liabilities:

(in thousands)	June 30, 2006	December 31, 2005
Accounts payable	$12,719	$17,937
Accrued real estate taxes	13,812	12,652
Accrued personnel cost	16,202	15,711
Accrued interest	16,195	15,330
Prepaid revenue and deposits	34,321	28,641
Taxes payable (1)	20,483	15,765
Accrued expense related to proposed merger	360	11,350
Derivatives - liabilities (see Note 8)	9,436	23,997
Other accrued expenses and liabilities	30,346	40,052

Total accounts payable and other liabilities	$153,874	$181,435

(1)	Consists of value added tax, franchise tax, income tax and sales and use tax.

Note 6—Lines of Credit

The following table summarizes our lines of credit:

(in thousands)	June 30, 2006	December 31, 2005	Weighted Average interest rate at June 30, 2006	Weighted Average interest rate at December 31, 2005
Unsecured domestic line of credit	$276,700	$233,500	6.18%	5.46%
Unsecured domestic term loan credit facility	350,000	350,000	6.28%	5.76%

	$626,700	$583,500	6.24%	5.64%

As of June 30, 2006, we had an unsecured domestic credit agreement, which includes a revolving credit facility with a group of banks to borrow up to $350 million and a $350 million term loan facility, that matures in February 2008. The revolving credit facility can be extended for one year at our option for a fee. The revolving credit facility and the term loan require monthly interest payments at LIBOR plus 0.90% and LIBOR plus 1.10%, respectively, at June 30, 2006. These rates can range from LIBOR plus 0.60% to LIBOR plus 1.15% for the revolving credit facility and from LIBOR plus 0.75% to LIBOR plus 1.50% for the term loan facility based on the ratings assigned to our senior unsecured long-term debt securities. As of June 30, 2006, availability under the revolving credit facility was $69.8 million, net of commitments on outstanding letters of credit of $3.5 million.

The domestic credit agreement requires us to maintain quarterly maximum total debt and secured debt to gross asset value ratios and minimum adjusted EBITDA to fixed charges and unencumbered net operating income to unsecured interest expense ratios. The financial covenants also require us to maintain a minimum tangible net worth. A breach of these covenants and other various covenants may result in an acceleration of the maturity of amounts outstanding. The domestic credit agreement restricts our distributions to a maximum of 105% of Adjusted Funds from Operations (Adjusted FFO) for up to four consecutive quarters; after that it must not exceed 95% of Adjusted FFO. Adjusted FFO is defined in the domestic credit agreement as (i) net income (calculated in accordance with GAAP) excluding non-recurring gains and losses on or from operating properties; plus (ii) depreciation and amortization; and after adjustments for unconsolidated subsidiaries. Adjusted FFO excludes the effects of charges and costs associated with the proposed merger. Contributions to Adjusted FFO from unconsolidated subsidiaries are reflected in Adjusted FFO in proportion to our share of such unconsolidated subsidiaries. The quarterly distributions did not reach 95% of the Adjusted FFO in 2005 or 2006. As of June 30, 2006, we were in compliance with these financial covenants.

Note 7—Notes Payable

(in thousands)	June 30, 2006(1)	December 31, 2005
Domestic Notes Payable (1)
5.875% senior unsecured notes due in 2013	$200,000	$200,000
7.75% senior unsecured notes due in 2011	200,000	200,000
7.625% senior unsecured notes due in 2007	50,000	50,000
Fixed rate mortgage notes payable	165,817	167,331
Maturity dates range from 2006 to 2015
Interest rates range from 4.95% to 8.9%
Variable rate mortgage notes payable	81,576	81,410
Maturity dates range from 2006 to 2010
Interest rates range from 6.63% to 8.25%
European Notes Payable (1)
Collateralized €325 million notes payable due in 2011	407,829	384,889
Interest rate of 3.33% (EURIBOR + 0.51%)
First Shurgard and Second Shurgard	243,694	185,931
Senior credit agreements
Maturity dates range from 2008 to 2009
Interest rate of 5.00% (EURIBOR + 2.25%)
Capital leases	6,289	6,010
Maturity dates range from 2011 to 2052
Interest rates range from 6% to 14%

	1,355,205	1,275,571
Discount on domestic senior notes payable	(567)	(610)
Premium on domestic mortgage notes payable	682	759

Total Notes Payable	$1,355,320	$1,275,720

(1)	All maturities and interest rates are as of June 30, 2006.

First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to €272.5 million ($342.0 million as of June 30, 2006). As of June 30, 2006, the available amount under those credit facilities was, in aggregate, €78.3 million ($98.3 million). In January 2006, we amended Second Shurgard’s credit agreement so as to allow for borrowings of up to €21.9 million ($27.5 million as of June 30, 2006) to be used for acquisition of existing self-storage properties including properties under capital leases. Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis, or on an acquisition project basis when applicable for Second Shurgard, and can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. As of June 30, 2006, we were in compliance with these financial covenants.

At June 30, 2006, we had two credit facilities with $4.7 million available for draw to develop two new domestic properties.

As of June 30, 2006 and December 31, 2005, our notes payable were collateralized by storage centers with net book values of $1.51 billion and $1.42 billion, respectively.

We capitalized interest of $1.2 million and $760,000 for the three-month periods ended June 30, 2006 and 2005, respectively, using a weighted-average rate of our credit facilities and senior notes payable. We capitalized interest of $2.2 million and $1.3 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Note 8—Derivative Financial Instruments

We use derivative instruments to manage risks associated with movements in interest rates and foreign currency exchange rates. We report derivative financial instruments at fair value on our consolidated balance sheets; respective balances included in other assets and other liabilities were as follows:

(in thousands)	June 30, 2006	December 31, 2005
Assets
Debt-related contracts	$8,210	$2,792
Foreign currency exchange contracts	1,560	1,917

	$9,770	$4,709

Liabilities
Debt-related contracts	$(5,409)	$(21,778)
Foreign currency exchange contracts	(4,027)	(2,219)

	$(9,436)	$(23,997)

Shurgard Europe has entered into an interest rate swap to effectively fix EURIBOR at 3.714% through October 2011 on €325 million of variable rate debt. This swap is designated as a cash flow hedge and was an asset of $3.3 million and $12.9 million liability at June 30, 2006 and December 31, 2005, respectively. Shurgard Europe has also entered into foreign currency exchange derivatives designated as cash flow hedges. These instruments were liabilities of $3.3 million at June 30, 2006 and liabilities of $1.7 million and assets of $940,000 at December 31, 2005. We had undesignated interest rate caps for interest rate changes between October 2011 and October 2014 that we entered into as part of Shurgard Europe’s bond issuance. Shurgard Europe’s interest rate cap was an asset of $4.4 million and $2.8 million at June 30, 2006 and December 31, 2005, respectively, and expires in October 2014. To offset the earnings impact of this cap, we sold two interest rate caps with terms, that combined, reciprocate those of Shurgard Europe’s cap. These caps were liabilities of $4.6 million and $3.0 million at June 30, 2006 and December 31, 2005, respectively.

First Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. In June 2005, we determined that a swap had ceased to be an effective hedge and no longer qualified for hedge accounting. Accordingly, we reclassified the remaining related accumulated other comprehensive loss to earnings. During the first quarter 2006, we reclassified $95,000 through earnings for this instrument that matured in March 2006. The weighted-average notional amounts and fixed pay rates of these swaps designated as cash flow hedges are as follows:

	2006	2007	2008
Notional amounts (in millions)	€123.6	€118.8	€45.1
Weighted-average pay rates	3.7%	3.8%	3.8%

The swap agreements represented liabilities of $720,000 and assets of $110,000 at June 30, 2006, and liabilities of $2.7 million at December 31, 2005.

First Shurgard has also entered into foreign currency exchange derivatives designated as cash flow hedges or economic hedges of net investments in subsidiaries outside the euro zone. These instruments, which mature in May 2008, were liabilities of $760,000 and $490,000 at June 30, 2006 and December 31, 2005, respectively. We recognized a loss of $400,000 and a gain of $290,000 in currency translation adjustment on our consolidated balance sheet for these derivatives for the three-month periods ended June 30, 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and 2005, we recognized a loss of $250,000 and a gain of $720,000 in currency translation adjustment, respectively, for these derivatives.

In connection with financing agreements, First Shurgard also entered into call options maturing on May 27, 2008 for the purchase of €15 million equating to $18.6 million at a fixed exchange rate. This transaction does not qualify for hedge accounting. These instruments were assets of $1.6 million and $970,000 at June 30, 2006 and December 31, 2005, respectively.

Second Shurgard has entered into interest rate swaps designated as cash flow hedges of interest payments on future borrowings under its credit facility. The weighted-average notional amounts and fixed pay rates of Second Shurgard’s interest rate swaps are as follows:

	2006	2007	2008	2009
Notional amounts (in millions)	€91.4	€123.3	€125.2	€69.3
Weighted-average pay rates	3.8%	3.7%	3.7%	3.7%

These swap agreements represented assets of $330,000 and liabilities of $50,000 at June 30, 2006, and liabilities of $3.1 million at December 31, 2005. In March 2006, we determined that one of these EURIBOR swaps with a €60 million notional amount no longer qualified for hedge accounting based on our methodology for determining hedge effectiveness. Effective April 3, 2006, we re-designated the swap as a cash flow hedge. As a result, for the three and six-month periods ended June 30, 2006, we recognized through earnings a gain of $90,000 and $390,000, respectively, representing the change in fair value of the swap from the date the hedge first fell out of effectiveness through when the instrument was re-designated as a hedge. Of this gain, 80% was allocated to our joint venture partner through minority interest expense. Furthermore, we are reclassifying the accumulated other comprehensive loss, net of minority interest of €50,000 ($60,000 at June 30, 2006) to earnings through the swap’s maturity.

Note 9—Shareholders’ Equity

We had the following activity with respect to common stock in the three and six-month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Shares issued for acquisitions	—	127,684	—	127,684
Shares issued for dividend reinvestment	4,977	8,270	9,983	16,793
Shares issued for options exercised and employee stock purchase plan	178,302	28,030	382,952	51,442
Restricted shares issued	—	861	—	2,279
Shares retired	—	5,549	—	5,549

Note 10—Stock-Based Compensation and Benefit Plans

Summary of stock compensation plans

We have several stock-based compensation plans that provide for the granting of options, as well as restricted stock awards, performance awards, stock unit awards and distribution equivalent rights. A more detailed description of these plans can be found in our 2005 annual report on Form 10-K. As of June 30, 2006, awards outstanding consisted of stock options, restricted stock, restricted stock units and stock appreciation rights. Stock options are settled at exercise through the issuance of new shares; restricted stock is settled on date of grant through the issuance of new shares; restricted stock units are settled upon vesting through issuance of new shares; and stock appreciation rights are settled in cash. As of June 30, 2006, we had approximately 3.2 million authorized shares available for future grants under our 2004 Long-Term Incentive Plan (2004 Plan).

Compensation expense

Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective method as described in further detail in Note 2. Total stock-based compensation expense for the three and six-month periods ended June 30, 2006 was $1.6 million and $3.7 million, respectively, of which $880,000 and $1.8 million, respectively, related to stock options, $530,000 and $1.1 million, respectively, related to restricted stock and restricted stock units, and $230,000 and $710,000, respectively, related to stock appreciation rights. Of the $3.7 million compensation expense for the six-month period ended June 30, 2006, $200,000 relates to the effect of the requirement under SFAS 123R to recognize, on a fair value basis, compensation expense for certain awards that had previously been expensed based on the awards’ intrinsic value, net of the cumulative effect that resulted from applying estimated expected pre-vesting forfeitures. This $200,000 cumulative effect has been reported on our condensed consolidated statement of operations as a cumulative effect of change in accounting principle.

The following table illustrates the effect on net income and earnings per share if we had applied the recognition provisions of SFAS 123 to record stock-based compensation in all periods presented:

(in thousands except per share data)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net (loss) income:
As reported	$(693)	$4,563
Add: Stock based compensation expense included in reported net income	858	1,330
Less: Pro forma stock based compensation expense	(1,217)	(2,079)

Pro forma net (loss) income	$(1,052)	$3,814

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.03)
Pro forma	$(0.09)	$(0.05)

As of June 30, 2006, we had $11.8 million of unrecognized compensation expense, net of estimated pre-vesting forfeitures, related to unvested awards under our stock-based compensation plans, of which $5.3 million relates to stock options, $4.9 million relates to restricted stock and restricted stock units and $1.6 million relates to stock appreciation rights. We expect to recognize the unrecognized compensation expense over a weighted-average period of 2.0 years.

Stock options

We estimate the fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of option awards is expensed on a straight-line basis over the vesting period of the options. Expected volatility is based on historic volatility of our stock, adjusted for current trends. The risk-free interest rate is based on the yield curve of a risk free investment on the grant date with a maturity equal to the expected term of each award. We use historical data and trends in actual forfeitures to estimate pre-vesting forfeitures; compensation expense is recognized only for the portion of awards that is expected to vest. The expected term of awards is derived from historical experience under our stock-based compensation plans and represents the period of time that awards are expected to be outstanding.

U.S. stock options: As of June 30, 2006, we had approximately 2.44 million stock options outstanding that were issued to our employees and non-employee directors in the United States. Each stock option provides the recipient the right to purchase shares of our Class A common stock at the fair value of our Class A common stock as of the date of grant. Stock options have a ten-year term from the grant date and vest over a minimum of three years under the 2000 Long-Term Incentive Plan (2000 Plan) and a minimum of four years under the 2004 Plan with a vesting schedule determined by the plan administrator at the time of grant.

The fair value of options granted under our stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions as follows:

	Six months ended June 30,
	2006	2005
Dividend yield	3.88%	5.27%
Expected volatility	20%	21%
Risk free interest rate	4.50%	3.79%
Expected life (in years)	5.5	5.5
Fair value per option	$9.23	$5.27

The following table summarizes changes in options outstanding under the plans:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value
				(in thousands)
Outstanding, January 1, 2006	2,817,587	$35.11	6.6 years	$60,862
Granted	790	$58.33
Forfeited	(4,804)	$51.88
Exercised	(374,377)	$30.86

Outstanding, June 30, 2006	2,439,196	$35.74	6.2 years	$65,281

Exercisable, June 30, 2006	1,569,030	$28.98	4.8 years	$52,595

Vested and expected to vest in the future, at June 30, 2006	2,309,686	$34.98	6.0 years	$63,555

The total intrinsic value of options exercised during the three-month periods ended June 30, 2006 and 2005 was $5.2 million and $370,000, respectively. During the six-month periods ended June 30, 2006 and 2005 the total intrinsic value of options exercised was $12.1 million and $630,000, respectively. Intrinsic value is measured using the fair value of the stock at the date of exercise (for options exercised during the period) or at the specified date (for options outstanding), less the applicable exercise price.

Shurgard Self Storage SCA stock options: Certain of our key employees in Europe receive incentive stock options for shares in our subsidiary, Shurgard Europe, under our Shurgard Self Storage SCA European Share Plan (European Plan). These options have a ten-year contractual term, generally vest in full at the end of a three-year period from the grant date, and are generally forfeited if a recipient’s employment is terminated prior to maturity. Recipients of Shurgard Europe’s stock options may exercise options upon vesting and have the right to require Shurgard to repurchase the shares for cash at fair value after the recipient’s employment with Shurgard Europe terminates. As a result, the cumulative compensation expense is presented as a liability in our consolidated balance sheet and compensation expense recognized for these awards will equal the appreciation in the fair value of the underlying shares of Shurgard Europe over the exercise price of the option from the date of grant through the date of the redemption of the shares.

As of June 30, 2006 and December 31, 2005, options for 4,143 and 4,152 shares, respectively, were outstanding under our European Plan with a weighted-average exercise price of $1,555 per share of Shurgard Europe. At June 30, 2006, these options had a weighted-average remaining contractual term of 8.7 years and an aggregate intrinsic value of $1.1 million. Of the 4,143 options outstanding as of June 30, 2006, 228 were exercisable at a weighted-average exercise price of $1,192 per share; vested options had a remaining contractual term of 6.25 years and an aggregate intrinsic value of $140,000.

As of June 30, 2006, the fair value of Shurgard Europe’s stock options has been estimated using the Black-Scholes option-pricing model with weighted-average assumptions as follows:

June 30, 2006
Per-share fair value of Shurgard Europe stock	$1,823
Expected volatility	20.0%
Risk free interest rate	4.2%
Expected term (in years)	4.7
Dividend yield	0.0%
Fair value per option	$631

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

The table below presents the activity for restricted shares and restricted stock units for the six-month period ended June 30, 2006:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2006	112,753	$44.53	—	$—
Granted	—	$—	20,102	$60.16
Vested	(6,424)	$43.24	—	$—
Forfeited	—	$—	(307)	$60.16

Outstanding, June 30, 2006	106,329	$44.61	19,795	$60.16

Weighted average remaining term (years)	1.7		2.6
Aggregate intrinsic value (in millions)	$6.6		$1.2
Total fair value of shares vested (in millions)	$0.4		$—

Shurgard Self Storage SCA restricted stock units: We have granted 286 restricted stock units under our European Plan to certain key employees in Europe. These awards are paid in shares of Shurgard Europe and generally vest in full after three years from the date of grant. After the recipient’s employment with Shurgard Europe has terminated, holders of these restricted stock units will have the right to require us to repurchase vested shares at fair value for cash. As a result, the cumulative compensation expense is presented as a liability in our consolidated balance sheet and total compensation expense recognized for these awards will equal the fair value of the underlying shares of Shurgard Europe at the date of the redemption of the shares. During the three and six-month periods ended June 30, 2006, we recorded $50,000 and $150,000, respectively, of stock-based compensation expense for these awards. As of June 30, 2006, we estimate the value of these awards at $520,000 based on an estimated fair value of Shurgard Europe’s stock of $1,823 per share. The accrued liability as of June 30, 2006, included in our condensed consolidated balance sheet was $160,000; the unrecognized compensation cost was $360,000; the weighted-average remaining term was 2.1 years.

Stock appreciation rights

We grant stock appreciation rights to most of our employees in Europe under our Shurgard Europe Gain Sharing Plan (Gain Sharing Plan). Recipients are entitled to receive a payment at maturity based on the sum of the appreciation of our common stock and dividends paid over the vesting period. The rights generally vest in full at the end of a three-year term and are generally forfeited if a participant’s employment is terminated prior to maturity. Compensation expense is recognized in our financial statements ratably over the three-year vesting period, net of estimated pre-vesting forfeitures. Gain Sharing Plan awards are settled in cash when they vest. As a result, the compensation expense recognized over the vesting period for Gain Sharing Plan awards under SFAS 123R will equal the fair value (i.e., cash value) of an award as of the last day of the vesting period multiplied by the number of awards that are earned. We determine the fair value of stock appreciation rights using a Black-Scholes option-pricing model, using assumptions that are generally consistent with those we used in valuing U.S. stock options, plus dividend rights accrued for all rights outstanding. The expected term of stock appreciation rights is each award’s remaining contractual term. As of June 30, 2006, 142,510 stock appreciation rights were vested and expected to vest, which had a weighted-average remaining contractual term of 1.6 years, and an aggregate intrinsic value of $2.7 million.

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

Modifications of stock-based compensation and benefit plans under our plan of merger

Under the terms of our proposed merger with Public Storage, all U.S. stock options outstanding (except for certain options issued to nonemployee directors) will become fully vested as of the consummation of the merger and will be converted into options to acquire shares of Public Storage common stock. Certain outstanding stock options granted to our nonemployee directors will terminate as of the consummation of the merger; for 20 days prior to the consummation of the merger, each nonemployee director will be entitled to exercise those options granted to such director, whether vested or unvested. Any outstanding restricted shares of Shurgard common stock held by employees and nonemployee directors that were granted under our stock-based compensation plans will be converted into the number of shares of Public Storage common stock obtained by multiplying such number of restricted shares of Shurgard common stock by 0.82. In addition, each of our executive officers is a party to a senior management employment agreement that provides for payments in the event that the executive’s employment is terminated, within two and a half years after a business combination, including the consummation of the merger with Public Storage, either by the executive for good reason or by Shurgard for any reason other than death, disability or for cause.

Other stock compensation and benefit plans

As required by the Merger Agreement, our employee stock ownership plan (ESOP), which is part of our employee retirement savings plan, and our employee stock purchase plan (ESPP) were suspended as of March 6, 2006, the date of the Merger Agreement. In March 2006, we funded the ESOP contributions that were included in accrued compensation costs as of December 31, 2005, related to amounts earned by employees in 2005. For our ESOP, there will be no further funding in subsequent periods and, as a result, no related expense was incurred during the three and six-month periods ended June 30, 2006. Related to our ESPP, we issued all shares during the first quarter of 2006 for employee contributions made from January 1, 2006 through March 6, 2006.

Note 11—Income Taxes

We conduct our domestic non-REIT activities primarily through TRSs. Our foreign non-REIT activities are primarily conducted through six European taxable TRSs.

The components of deferred tax assets for Shurgard’s taxable operations at June 30, 2006 and December 31, 2005 are included in the table below. As of June 30, 2006 and December 31, 2005, we had established a valuation allowance against the value of our net deferred tax assets. Our domestic TRSs have started to generate taxable income, which resulted in a reduction of our domestic deferred tax assets as of June 30, 2006 compared to December 31, 2005. However, given the history of losses of our domestic TRS and of our European operations, we have concluded that there is currently insufficient evidence to justify recognition of the benefits of these deferred tax assets on our books. At the time the transaction with Public Storage is consummated, it is possible that certain domestic and European net operating loss carryforwards could be lost in whole or in part.

(in thousands)	June 30, 2006	December 31, 2005
Domestic	$9,143	$9,627
Foreign	106,248	95,062

Net deferred tax asset before valuation allowance	115,391	104,689
Valuation allowance	(115,391)	(104,689)

Net deferred tax asset	$—	$—

Note 12—Restructuring and Exit Costs

European cost reduction plan

In June 2005, when we acquired the remaining minority interest in Shurgard Europe, we announced a plan to change the management structure, including the consolidation of certain national offices, and recorded charges associated with these activities, including termination benefits payable to certain involuntarily terminated employees and lease termination costs relating to certain leased office facilities that we ceased using in 2005. Under this plan, we also announced that we would undertake further cost reduction initiatives through the end of 2007. In 2005, we started implementing cost reductions by consolidating certain departments, and we reduced the number of positions in the operations management, real estate and finance groups in various countries. We record the charges related to these cost reduction initiatives as the various initiatives take effect. We also recognized a liability for lease termination costs based on the remaining rental payments under the lease less estimated market sublease payments we might receive should we sublease the space. The operating leases for facilities we have ceased to use expire in 2009. We expect to incur additional expenses in the second half of 2006 and in 2007 as we make further reorganization decisions. As of June 30, 2006, the following table summarizes costs incurred since June 2005 for our plan to change the management structure of Shurgard Europe:

(in thousands)
Exit costs for lease obligations	$342
Exit costs for severance	2,021
Payments made	(1,738)

Total accrued exit costs as of December 31, 2005	625
Exit costs for severance	127
Payments made	(363)
Effect of foreign exchange	59

Total accrued exit costs as of June 30, 2006	$448

Additionally, in the first quarter of 2006, we recorded a restructuring liability of approximately $190,000 related to the acquisition of 3S Self-Storage Systems SAS (see Note 4) which was included as part of the costs of the assets.

Containerized storage operations exit plans

In December 2001 and 2003, our board of directors approved exit plans to discontinue our containerized storage operations. In connection with these decisions, we accrued incremental costs expected to be incurred during the closing of the warehouses affected by our exit plan. As of June 30, 2006, we had a remaining liability of $450,000 for warehouse operating lease obligations through 2008. The liability is recognized at its fair value for the remaining lease rentals, reduced by estimated sublease rentals and is reevaluated periodically. As of June 30, 2006, we had entered into subleasing agreements for all seven warehouses, including some on a month-to-month basis.

Since 2001, we have incurred $5.5 million of exit costs related to containerized storage operations. During the six-month period ended June 30, 2006, we incurred $140,000 related to exit costs and we made payments of $470,000.

Note 13—Net Income (Loss) Per Share

The following summarizes the computation of basic and diluted net income (loss) per share for the three and six-month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
(in thousands except share data)	2006	2005	2006	2005
Results of operations—Numerator
Income (loss) from continuing operations	$12,114	$(865)	$17,305	$(2,196)
Preferred distributions and other	(3,035)	(3,039)	(6,072)	(6,080)

Income (loss) from continuing operations available to common shareholders	9,079	(3,904)	11,233	(8,276)
Discontinued operations	(74)	172	(6)	6,759
Cumulative effect of change in accounting principle	—	—	(200)	—

Net income (loss) available to common shareholders	$9,005	$(3,732)	$11,027	$(1,517)

Effect of dilutive stock based awards	$—	$—	$—	$—

Weighted-average share amounts—Denominator
Basic weighted-average shares outstanding	47,220	46,600	47,089	46,557
Effect of dilutive stock based awards	1,059	—	1,143	—

Diluted weighted-average shares outstanding	48,279	46,600	48,232	46,557

Basic per share amounts
Income (loss) from continuing operations available to common shareholders	$0.19	$(0.08)	$0.23	$(0.18)
Discontinued operations	—	—	—	0.15
Cumulative effect of change in accounting principle	—	—	—	—

Net income (loss) available to common shareholders	$0.19	$(0.08)	$0.23	$(0.03)

Diluted per share amounts
Income (loss) from continuing operations available to common shareholders	$0.19	$(0.08)	$0.23	$(0.18)
Discontinued operations	—	—	—	0.15
Cumulative effect of change in accounting principle	—	—	—	—

Net income (loss) available to common shareholders	$0.19	$(0.08)	$0.23	$(0.03)

We have excluded the following non-dilutive stock options and unvested common stock awards for certain periods from the computation of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares or the Company incurred a loss from continuing operations available to common shareholders during the reporting period:

	Three and six months ended
	June 30, 2006	June 30, 2005
Number of options	350,000	2.7 million
Exercise prices	$55.87 to $58.33	$21.62 to $44.01
Expiration on or before	January 2016	May 2015
Unvested common stock awards	112,000	124,000

Note 14—Foreign Operations

We conduct our foreign operations through Shurgard Europe and other European subsidiaries. Our European revenues amounted to $39.9 million, or 29% of our total revenues, and $75.6 million, or 29% of our revenues, for the three and six-month periods ended June 30, 2006, respectively, compared to $30.9 million, or 26% of our total revenues, and $61.3 million, or 26% of our revenues, for the three and six-month periods ended June 30, 2005, respectively.

As a result of our international operations, we recorded a $380,000 foreign exchange gain and a $5.7 million foreign exchange loss for the three-month periods ended June 30, 2006 and 2005, respectively. In the six-month periods ended June 30, 2006 and 2005, we recorded a $500,000 foreign exchange gain and a $9.6 million foreign exchange loss, respectively.

We are exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that is not denominated in the functional currency of the subsidiary or the investee. In connection with the acquisition of the remaining interest in Shurgard Europe, we reevaluated our plans and expectations with respect to repayment of certain intercompany debt with our European subsidiaries and determined that it is prospectively a long-term-investment as defined in SFAS No. 52, “Foreign Currency Translation.” Accordingly, commencing July 1, 2005, we have not recognized exchange gains or losses on the principal of such intercompany debt in our consolidated statements of operations. Rather, beginning July 1, 2005, we report these translation adjustments as a component of other comprehensive income (loss). As a result, we recorded a gain of $3.0 million and $4.4 million in the three and six-month periods ended June 30, 2006, respectively, as a component of other comprehensive income (loss). We have residual foreign exchange gains of $330,000 and $450,000 related to intercompany debt during the three and six-month periods ended June 30, 2006, respectively, compared to a loss of $5.1 million and $9.1 million during the three and six-month periods ended June 30, 2005, respectively.

Note 15—Discontinued Operations

We have presented the results of operations and gains on sales of these storage centers as discontinued operations for all periods presented.

In 2006, we designated one European storage center as discontinued operations. This property has been held for sale since we acquired it in January 2006 as part of a business acquisition (see Note 4). During the three and six-month periods ended June 30, 2006, we recognized a loss on discontinued operations of $70,000 and $6,000, respectively. We completed the sale of the storage center in July 2006 for proceeds of $2.8 million.

In 2005, we sold five storage centers and designated them as discontinued operations as we have no continuing involvements in these properties. Of these storage centers, two were sold in the first quarter of 2005 for aggregate proceeds of $14.1 million and at a gain of $6.4 million. We recognized revenues for these storage centers of $360,000 and $780,000 for the three and six-month periods ended June 30, 2005, respectively, and expenses of $190,000 and $450,000, respectively, for the same periods.

Note 16—Segment Reporting

Shurgard has four reportable segments: Domestic Same Store and New Store, and European Same Store and New Store. Our definition of Same Store includes existing storage centers acquired prior to January 1 of the previous year, as well as developed properties that have been operating for a full two years as of January 1 of the current year. We project that newly developed properties will reach stabilization in approximately 24 to 48 months. New Store includes existing facilities that had not been acquired as of January 1 of the previous year, as well as developed properties that have not been operating a full two years as of January 1 of the current year.

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

The following tables illustrate the results of our Same Store and New Store reportable segments as of and for the three and six-month periods ended June 30, 2006 and 2005. Same Store includes all storage centers acquired prior to January 1, 2005, and developments opened prior to January 1, 2004. New Store represents all storage centers acquired after January 1, 2005, and developments opened after January 1, 2004. Other Stores include properties no longer in service, properties closed in the process of being redeveloped, properties held for sale or disposed properties in which we have no remaining ownership interest as of June 30, 2006:

Three months ended June 30, 2006 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Stores	Discon- tinued Stores	Total
Storage center operations revenue	$91,242	$3,994	$34,832	$5,097	$—	$—	$135,165
Direct operating expense	29,896	1,605	13,998	4,373	74	(74)	49,872

Net operating income (loss)	61,346	2,389	20,834	724	(74)	74	85,293

Indirect operating expense	4,435	231	3,115	1,027	—	—	8,808
Leasehold expense	1,053	176	685	419	—	—	2,333

Indirect and leasehold expense	5,488	407	3,800	1,446	—	—	11,141

Net operating income (loss) after indirect and leasehold expense	$55,858	$1,982	$17,034	$(722)	$(74)	$74	$74,152

Three months ended June 30, 2005 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Stores	Discon- tinued Stores	Total
Storage center operations revenue	$85,615	$1,589	$29,871	$1,032	$375	$(364)	$118,118
Direct operating expense	28,643	845	14,166	1,692	133	(120)	45,359

Net operating income (loss)	56,972	744	15,705	(660)	242	(244)	72,759

Indirect operating expense	4,726	153	4,354	713	26	(31)	9,941
Leasehold expense	1,029	31	576	6	—	—	1,642

Indirect and leasehold expense	5,755	184	4,930	719	26	(31)	11,583

Net operating income (loss) after indirect and leasehold expense	$51,217	$560	$10,775	$(1,379)	$216	$(213)	$61,176

Six months ended June 30, 2006 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Stores	Discon- tinued Stores	Total
Storage center operations revenue	$178,825	$7,542	$66,955	$8,611	$98	$(98)	$261,933
Direct operating expense	60,503	3,186	27,921	8,377	104	(104)	99,987

Net operating income (loss)	118,322	4,356	39,034	234	(6)	6	161,946

Indirect expense	9,184	459	5,739	1,897	—	—	17,279
Leasehold expense	2,055	338	1,339	735	—	—	4,467

Indirect and leasehold expense	11,239	797	7,078	2,632	—	—	21,746

Net operating income (loss) after indirect and leasehold expense	$107,083	$3,559	$31,956	$(2,398)	$(6)	$6	$140,200

Six months ended June 30, 2005 (in thousands)	Domestic Same Store	Domestic New Store	Europe Same Store	Europe New Store	Other Stores	Discon- tinued Stores	Total
Storage center operations revenue	$166,756	$2,242	$59,588	$1,753	$800	$(783)	$230,356
Direct operating expense	57,964	1,388	29,375	3,344	312	(289)	92,094

Net operating income (loss)	108,792	854	30,213	(1,591)	488	(494)	138,262

Indirect expense	9,157	244	8,852	1,298	66	(65)	19,552
Leasehold expense	2,158	66	1,179	6	—	—	3,409

Indirect and leasehold expense	11,315	310	10,031	1,304	66	(65)	22,961

Net operating income (loss) after indirect and leasehold expense	$97,477	$544	$20,182	$(2,895)	$422	$(429)	$115,301

The following table reconciles the reportable segments’ direct and indirect operating expense to consolidated operating expense, for the three and six-month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
Direct store operating expenses	$49,872	$45,359	$99,987	$92,094
Indirect operating and leasehold expense	11,141	11,583	21,746	22,961
Other operating	497	870	871	1,835

Operating expense	$61,510	$57,812	$122,604	$116,890

The following table reconciles the reportable segments’ NOI after indirect and leasehold expense per the table above to consolidated income from continuing operations for the three and six-month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
NOI after indirect and leasehold expense	$74,152	$61,176	$140,200	$115,301
Other revenue	1,089	1,350	1,931	2,736
Other operating expense, net	(497)	(870)	(871)	(1,835)
Real estate development expense	(1,945)	(2,713)	(3,615)	(5,643)
Depreciation and amortization	(26,342)	(23,252)	(52,265)	(46,596)
Impairment and abandoned project expense	(255)	(868)	(800)	(1,191)
General, administrative and other	(7,018)	(10,914)	(14,471)	(18,943)
Costs related to proposed merger	(1,363)	—	(2,828)	—
Interest expense	(30,845)	(25,485)	(60,249)	(49,610)
Gain (loss) on derivatives, net	418	(1,353)	1,109	(1,712)
Foreign exchange gain (loss)	378	(5,715)	503	(9,563)
Interest income and other, net	464	1,270	869	2,230
Minority interest	3,953	6,876	7,886	12,986
Equity in earnings of other real estate investments, net	—	12	—	33
Income tax expense	(75)	(379)	(94)	(389)

Income (loss) from continuing operations	$12,114	$(865)	$17,305	$(2,196)

Note 17—Commitments and Contingencies

The following tables summarize our contractual obligations, commitments and contingent liabilities as of June 30, 2006:

	Payments due by period
(in thousands)	Total	2006	2007-2008	2009-2010	2011 and beyond
Contractual Obligations
Lines of credit and notes payable	$1,975,616	$6,966	$932,403	$96,443	$939,804
Capital and operating lease obligations	245,469	6,319	21,815	17,611	199,724

Totals	$2,221,085	$13,285	$954,218	$114,054	$1,139,528

	Amount of commitment expiration per period
(in thousands)	Total amounts committed	2006	2007-2008	2009-2010	2011 and beyond
Other Commercial Commitments & Contingent Liabilities
Development contract commitments (1)	$50,686	$40,133	$10,455	$98	$—
Proposed merger advisory fees (2)	12,900	12,900	—	—	—
Commitment to purchase property (3)	3,200	3,200	—	—	—
Outstanding letters of credit and other (4)	3,724	2,800	924	—	—

Totals	$70,510	$59,033	$11,379	$98	$—

(1)	Includes costs to complete property development and redevelopment projects conducted with contractors. We computed the outstanding commitment based on total estimated project costs less costs incurred to date. This includes $13.7 million of development commitments on our 20% owned European joint ventures.

(2)	Includes a commitment to financial advisors on the proposed merger with Public Storage. See further discussion below.

(3)	Includes a commitment to purchase a parcel of land. As of June 30, 2006, the commitment to purchase the real estate property was contingent upon the seller satisfying certain conditions prior to closing.

(4)	Includes primarily an outstanding letter of credit related to our insurance trust for workmen’s compensation and letters of credit related to properties under construction.

Legal proceedings

On March 7, 2006, a putative class action complaint was filed on behalf of our public shareholders in the Superior Court of the State of Washington, King County, against Shurgard and certain of its directors entitled Staer v. Shurgard Storage Centers, Inc. et al (case no. 06-2-08148-0). The complaint alleges, among other things, that our directors breached their fiduciary duties in connection with the approval of the Merger Agreement with Public Storage, by failing to properly value the Company and by failing to protect against alleged conflicts of interest arising out of certain directors’ interests in the transaction. Among other things, the complaint seeks an order enjoining Shurgard from consummating the transactions contemplated by the Merger Agreement. We intend to defend the action vigorously. We believe that our actions and the actions of our board of directors were appropriate. We maintain directors and officers insurance, which may provide coverage, subject to certain deductibles, with respect to this matter. We cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation.

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

On July 28, 2006, certain of our joint venture partners filed suit in the U.S. District Court for the Middle District of Tennessee, Nashville Division, against Shurgard and Public Storage entitled Freeman Management Corporation et al v. Shurgard Storage Centers, Inc. and Public Storage, Inc. for breach of contract, breach of fiduciary duties and tortious interference with a contract in connection with the termination of certain of the joint venture agreements. The complaint seeks an order declaring that Shurgard is removed as manager of the joint ventures, which hold 11 storage centers, declaring that the management agreements executed with Public Storage are void and enjoining Shurgard from managing the joint ventures as well as compensatory and punitive damages. We cannot presently determine the ultimate outcome or potential loss, if any, of the litigation. We intend to defend the action vigorously.

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

Proposed merger

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

Our board of directors and the board of directors of Public Storage have approved the Merger Agreement. The proposed merger is subject to our shareholders’ approval, Public Storage’s shareholders’ approval of the issuance of shares of Public Storage common stock to be used as merger consideration and other customary closing conditions. Public Storage filed a registration statement on Form S-4 relating to the Public Storage common stock issuable in connection with the merger, containing a joint proxy statement seeking the approvals necessary to consummate the merger and certain other approvals as described in a joint proxy statement/prospectus. This registration statement became effective on July 24, 2006. As described in the joint proxy statement/prospectus, we will seek our shareholders’ approval of the Merger Agreement and the transactions contemplated by the Merger Agreement at the special shareholders’ meeting scheduled for August 22, 2006. Similarly, Public Storage will seek its shareholders’ approval of the Merger Agreement at Public Storage’s annual meeting of shareholders on the same date.

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

As of December 31, 2005, we had an accrued liability of $11.4 million for fees that were contingently due to our financial advisors in connection with the proposed merger with Public Storage and our review of strategic alternatives to such proposed merger. During the first quarter of 2006, we paid $10.5 million of these fees plus out of pocket expenses, which became due upon entering into the Merger Agreement on March 6, 2006. As of June 30, 2006, we had commitments to pay our financial advisors additional success fees totaling $12.9 million, which we will recognize when incurred contingent upon the consummation of our merger with Public Storage. Merger transaction related expenses of $1.4 million and $2.8 million recognized as incurred during the three and six-month periods ended June 30, 2006, respectively, consisted primarily of legal fees and reimbursements of expenses.

Note 18—Related Party Affiliation

Charles K. Barbo, the chairman of our board of directors, indirectly owns a 0.5% ownership interest in a limited partnership known as Shurgard Institutional Fund L.P., a consolidated subsidiary of Shurgard. Shurgard owns a 99% interest in this entity. We expect to acquire the minority interests in this entity, including Mr. Barbo’s interest, in connection with the closing of the proposed merger.

Note 19—Subsequent Events

In accordance with the terms of the Merger Agreement, on July 23, 2006, we issued notice that we will redeem all outstanding shares of our 8.7% Series C cumulative redeemable preferred stock, par value $0.001 per share and all outstanding shares of our 8.75% Series D cumulative redeemable preferred stock, par value $0.001 per share, on August 22, 2006, provided that certain conditions in the Merger Agreement have been satisfied by that date. Our Series C and Series D cumulative redeemable preferred stock is redeemable at a redemption price of $25 per share.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing on Form 10-Q contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology. These statements are only predictions. Forward-looking statements, including statements regarding our proposed merger with Public Storage, Inc. (Public Storage), such as efficiencies, cost savings, market profile and financial strength, and the competitive ability and position of the combined company, are inherently uncertain. Our actual results may differ significantly from our expectations due to uncertainties, including the risk that:

•	we or Public Storage may encounter difficulties in completing our proposed merger and integrating the two companies; or we may fail to obtain approval of the transaction by our shareholders and the shareholders of Public Storage or to satisfy other closing conditions to the transaction;

•	changes in economic conditions in the markets in which we operate, and/or competition from new self-storage facilities or other storage alternatives may cause rent to decline and may cause occupancy rates to drop, or may cause delays in rent-up of newly developed properties;

•	new developments or redevelopments could be delayed or reduced by zoning and permitting requirements outside of our control, increased competition for desirable sites, construction delays due to weather, unforeseen site conditions, labor shortages, personnel turnover or scheduling problems with contractors, subcontractors or suppliers;

•	we may experience increases in the cost of labor, taxes, marketing and other operating and construction expenses;

•	tax law changes may change the taxability of future income;

•	increases in interest rates may increase the cost of refinancing long-term debt;

•	our alternatives for funding our business plan may be impaired by economic uncertainty due to the impact of war or terrorism;

•	Shurgard Self Storage SCA, our wholly-owned European subsidiary that we refer to as Shurgard Europe, may be adversely affected if it is unable to find adequate sites to complete the targeted number of developments in its Second Shurgard joint venture;

•	we may not maintain compliance with our debt covenants; and

•	we may be adversely affected by legislation or changes in regulations.

The proposed merger and other factors that could affect our financial results are described herein and in Part I—Item 1 (Business) and in Part I—Item 1A (Risk Factors) of our annual report on Form 10-K for the year ended December 31, 2005. Forward-looking statements are based on estimates as of the date of this report. Except as required by law, we undertake no obligation to update forward-looking statements to reflect new estimates, events or circumstances after the date of this report.

OVERVIEW

As of June 30, 2006, we operated a network of 662 storage centers and two business parks located throughout the United States and Europe. Of these properties, we own or lease, directly and through our subsidiaries and joint ventures, 649 properties containing approximately 40.6 million net rentable square feet and manage 13 properties containing approximately 718,000 rentable square feet for third parties. We are one of the largest self-storage property owners in the United States with a network of 488 storage centers located in 21 different states and we are the largest self-storage owner in Europe with 161 storage centers located in seven countries. We directly own most of these properties and hold indirect interests in the others through our subsidiaries and joint ventures.

The highlights for the six-month period ended June 30, 2006, are as follows:

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

Our board of directors and the board of directors of Public Storage have approved the Merger Agreement. The proposed merger is subject to our shareholders’ approval, Public Storage’s shareholders’ approval of the issuance of shares of Public Storage common stock to be used as merger consideration and other customary closing conditions. Public Storage filed a registration statement on Form S-4 relating to the Public Storage common stock issuable in connection with the merger, containing a joint proxy statement seeking the approvals necessary to consummate the merger and certain other approvals as described in a joint proxy statement/prospectus that became effective on July 24, 2006. We will ask holders of our common stock outstanding as of the June 23, 2006 record date to approve the Merger Agreement and the transactions contemplated by the Merger Agreement. The proposed merger will be submitted to a vote of Shurgard’s and Public Storage’s shareholders at the respective companies’ shareholders’ meetings on August, 22 2006. In addition, in connection with the merger, on July 23, 2006 we issued notices that we will redeem all outstanding shares of each outstanding series of our preferred stock on August 22, 2006 in accordance with its terms provided that certain conditions in the Merger Agreement have been satisfied by that date.

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

•	Same Store revenues and NOI after indirect and leasehold expenses increased in excess of 9% and 18%, respectively, in the second quarter 2006 compared to 2005,

•	We opened two developments in Europe and completed four developments and two redevelopment projects in the United States for a total investment of $39.3 million,

•	In the first quarter of 2006, we acquired ten stores in France including nine through the acquisition of a business for $47.4 million and one through a single property acquisition in France for $3.1 million,

•	In June 2006, we purchased the minority interests held by one of our partners in seven joint ventures holding nine storage centers for total consideration of $2.7 million.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Our financial statements include those of our European subsidiaries whose functional currency is the euro and other non-euro European currencies. Accordingly, our results of operations, financial position and cash flows are affected by fluctuations in the value of the euro and such other currencies against the U.S. dollar. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the end of each period and statement of operations accounts are translated at the average exchange rate for each period. These exchange rates were as follows (in U.S. dollars per euro):

	Three months ended June 30,		Three months ended March 31,
	2006	2005	2006	2005
Average rate	1.26	1.26	1.20	1.31

	Six months ended June 30,
	2006	2005
Average rate	1.23	1.29

	As of June 30, 2006		As of December 31, 2005
Closing rate	1.25		1.18

Net income (loss): We recorded net income of $12.0 million and $17.1 million for the three and six-month periods ended June 30, 2006, respectively, compared to a net loss of $690,000 and net income of $4.6 million, respectively, for the three and six-month periods ended June 30, 2005. For the three and six-month periods ended June 30, 2005 increases in NOI after indirect and leasehold expenses of our storage centers and decreases in our general administrative and other expenses were partially offset by rising interest expense. Also, we benefited from the effect of foreign currency translation as we recorded losses for three and six-month periods ended June 30, 2005 compared to a slight gain in 2006.

Total revenue: Total revenue of $136.3 million and $263.9 million for the three and six-month periods ended June 30, 2006, respectively, increased $16.8 million, or 14%, and $30.8 million or 13% compared to the same periods in 2005, primarily due to higher rental rates, higher occupancy in our European stores and the growth in the number of stores. See further discussion of storage center operations revenue in SEGMENT ANALYSIS.

Operating expenses:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2006	2005	% Change	2006	2005	% Change
Direct store operating expenses	$49,872	$45,359	10%	$99,987	$92,094	9%
Indirect operating and leasehold expense	11,141	11,583	(4%)	21,746	22,961	(5%)
Other operating expense	497	870	(43%)	871	1,835	(53%)

Operating expense	$61,510	$57,812	6%	$122,604	$116,890	5%

Direct and indirect store operating expenses increased by $4.1 million, or 7.1%, and $6.7 million, or 5.8%, for the three and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005, primarily as a result of an increase in expense due to a greater number of storage centers and an increase in utility expenses and real estate taxes. See discussion of these expenses under SEGMENT ANALYSIS. Other operating expense for the three and six-month periods ended June 30, 2006, decreased compared to the same periods in 2005 because of a decrease in payroll expenses related to managed storage centers. This decrease results from the fact that we managed 13 storage centers in 2006 compared to 24 in the same period in the prior year.

Real estate development expenses: Real estate development expenses of $1.9 million and $3.6 million for the three and six-month periods ended June 30, 2006, respectively, decreased $770,000, or 28%, and $2.0 million, or 36% respectively, compared to the same periods in 2005. The decrease was due primarily to a decline in real estate development expenses in Europe related to the reorganization of development teams and an increase in development activity resulting in higher capitalization of incurred cost. For the six-month period ended June 30, 2006, these decreases were offset by $500,000 of expense of non-capitalizable fees related to the financing of the acquisition in France by Second Shurgard in the first quarter. This expense is allocated at 80% to our joint venture partner and therefore is partially offset by $400,000 minority interest income.

Depreciation and amortization: Depreciation and amortization of $26.3 million and $52.3 million for the three and six-month periods ended June 30, 2006, respectively, increased $3.1 million, or 13%, and $5.7 million, or 12% compared to the same periods in 2005. The increase was due primarily to storage center acquisitions and developments, and the acquisition of further interest in our European subsidiaries in June 2005. Also, we have accelerated depreciation for properties that are undergoing redevelopment, resulting in higher depreciation expense.

Impairment and abandoned project expense: Abandoned project expense relates to previously capitalized costs of development projects that have been assessed as unlikely to be completed. Such losses were $250,000 and $800,000 for the three and six-month periods ended June 30, 2006, respectively, compared to $630,000 and $950,000, respectively, for the same periods in 2005. Most of these losses were related to reassessments of proposed projects in Europe. As we continue to expand into new markets in Europe, we may continue to incur such losses. We also recorded impairment losses of approximately $240,000 in the three-month period ended June 30, 2005, relating to changes in our estimates of fair value of two parcels of land we were holding for sale. There were no material impairment losses recorded in the three and six-month periods ended June 30, 2006.

General, administrative and other expenses: General and administrative expenses of $7.0 million and $14.5 million for the three and six-month periods ended June 30, 2006, respectively, decreased $3.9 million, or 36%, and $4.5 million, or 24%, respectively, compared to the same periods in 2005. The major components contributing to this decrease are as follows:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2006	2005	% Change	2006	2005	% Change
Personnel expenses	$4,220	$3,669	15%	$8,364	$7,837	7%
Professional fees - audit and consulting	1,013	3,346	(70%)	2,699	5,808	(54%)
Restructuring and exit costs	50	1,346	(96%)	127	1,346	(91%)
Other general and administrative	1,735	2,553	(32%)	3,281	3,952	(17%)

General, administrative and other	$7,018	$10,914	(36%)	$14,471	$18,943	(24%)

General, administrative and other expenses for the three and six-month periods ended June 30, 2006 decreased primarily as a result of higher professional fees—audit and consulting, incurred in 2005, associated with the fulfillment of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Also, in the second quarter of 2005 we incurred $1.3 million in charges compared to $50,000 in 2006, in connection with plans to restructure the management of Shurgard Europe. These decreases are partially offset by an increase in personnel expenses resulting from general increases in compensation and as a result of the adoption of SFAS 123R, under which we recognized approximately $330,000 and $670,000 of compensation expenses for our domestic stock-based plan that were previously only reported as a pro forma expense for the three and six-month periods ended June 30, 2006, respectively. Other general and administrative expenses decreased primarily due to lower legal expenses and lower investor relations expenses, resulting from a delay in the shareholders’ meeting due to the pending merger.

Costs related to proposed merger: For the three and six-month periods ended June 30, 2006, we recognized $1.4 million and $2.8 million, respectively, for legal fees and out of pocket expenses of our advisors related to the proposed merger with Public Storage. (See Note 17 to our condensed consolidated financial statements.)

Interest expense: Interest expense of $30.8 million and $60.2 million for the three and six-month periods ended June 30, 2006, respectively, increased $5.4 million, or 21%, and $10.6 million, or 21%, compared to the same periods in 2005. Increases in short-term interest rates of approximately 2.0 percentage points (including a 0.20 percentage point increase in our margin since April 2005) as well as additional quarterly average borrowings of $179 million and additional six-month average borrowings of $189 million, resulted in increases for the three and six-month periods ended June 2006 of $4.8 million and $9.5 million, respectively, on interest expenses on our domestic credit facility. We incurred additional borrowings primarily in the second quarter of 2005 to finance certain acquisitions and developments of storage centers in the United States and to acquire our former joint venture partner’s remaining minority interest in Shurgard Europe. Additionally, interest expense in Europe increased $1.2 million and $2.1 million for the three and six-month periods ended June 30, 2006, respectively, primarily as a result of an increase in borrowings to finance developments and a $47.4 million business acquisition completed in January 2006.

Gain (loss) on derivatives, net: This represents a gain as recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 and changes in the ineffective portions of those derivatives classified as cash flow hedges. The gain of $420,000 and $1.1 million in the three and six-month periods of 2006, respectively, was primarily the net effect of the change in value of certain interest rate swaps and certain currency forward contracts on the euro that do not qualify for hedge accounting. Our 20%-owned European subsidiaries hold certain of our derivative instruments and, therefore, the gain was partially offset by a $460,000 and $880,000 minority interest expense for the three and six-month periods ended June 30, 2006, respectively.

Foreign exchange gain (loss): We had foreign exchange gains of $380,000 and $500,000 for the three and six-month periods ended June 30, 2006, respectively, compared to foreign exchange losses of $5.7 million and $9.6 million for the three and six-month periods ended June 30, 2005, respectively. The loss recorded in 2005 relates primarily to foreign currency translation of intercompany loans with our European subsidiaries that, prior to July 1, 2005, were translated at the period-end exchange rate through earnings. In connection with the acquisition of the remaining interest in Shurgard Europe, we reevaluated our intercompany debt with our European subsidiaries as of July 1, 2005, and determined that the principal of such debt is of a long-term-investment nature. Accordingly, we did not recognize exchange gains or losses on the principal of this intercompany debt in earnings in 2006.

Interest income and other, net: Interest income and other, net for the three and six-month periods ended June 30, 2006, was $460,000 and $870,000, respectively, compared to a $1.3 million and $2.2 million, respectively, for the same periods in

2005. The decrease for the three and six-month periods ended June 30, 2006, is due primarily to lower interest income from a reduction in notes receivable outstanding in 2006 and to the fact that we recognized higher gains on the sale of land in 2005.

Minority interest: Most of our minority interest benefit results from our 80% partner’s interests in our European joint ventures, First Shurgard and Second Shurgard. The components of minority interest were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
European joint ventures	$5,000	$5,228	$9,920	$10,178
Shurgard Europe	—	2,256	—	4,135
Domestic joint ventures	(1,047)	(608)	(2,034)	(1,327)

Total minority interest	$3,953	$6,876	$7,886	$12,986

Income tax expense: Shurgard Europe is subject to income taxation in the various jurisdictions in which it operates and, as a result of losses it has incurred since its inception, has generated deferred tax assets. Our domestic non-REIT activities (principally our containerized storage business) also incurred losses and generated deferred tax assets. Because we have been unable to demonstrate recoverability of such assets, we have recorded a valuation allowance offsetting these deferred tax assets for each reporting period. As a result, no significant income tax expense or benefit is recorded in our condensed consolidated statements of income. However, in the second quarter of 2005 we incurred approximately $410,000 of federal and state income tax expense related to the transfer of ownership interest in certain properties from taxable subsidiaries to the REIT.

Discontinued operations: In the first quarter of 2005, we recognized $6.4 million in gain on the sale of two operating storage centers. For the three and six-month periods ended June 30, 2005, we reclassified the operating income of five storage centers that we sold in 2005 to income from discontinued operations. For the three and six-month periods ended June 30, 2006, we included losses of approximately $70,000 and $6,000, respectively, from one property that we held for sale as of June 30, 2006.

Cumulative effect of change in accounting principle: As a result of the adoption of SFAS No. 123R in the quarter ended March 31, 2006, we recognized a cumulative effect of change in accounting principle of $200,000 relating to stock-based compensation expense. (See Note 10 to the condensed consolidated financial statements.)

SEGMENT ANALYSIS

Shurgard has four reportable segments: Domestic Same Store, Domestic New Store, European Same Store and European New Store. Same Store includes storage centers acquired prior to January 1 of the previous year as well as developed properties that have been operating for a full two years as of January 1 of the current year. New Store represents those storage centers recently acquired or developed for which performance is measured primarily based on original investment expectations. These reportable segments allow us to focus on improving results from our existing real estate assets and renting up our new facilities. We evaluate each segment’s performance based on net operating income (NOI) and NOI after indirect and leasehold expenses. We believe NOI is a meaningful measure of operating performance as a supplement to net income because we rely on NOI for purposes of making decisions with respect to resource allocations, current property values, segment performance and comparing period-to-period and market-to-market property operating results. NOI is defined as storage center operations revenues less direct operating and real estate tax expense for each of our properties. For a reconciliation of Same Store and New Store NOI to income (loss) from continuing operations, see Note 16 to our condensed consolidated financial statements. The following sections discuss the performance of these segments.

The following tables summarize key operational data for our storage center portfolio as of and for the three and six-month periods ended June 30, 2006 and 2005, that are further discussed below in this section by segment:

Three months ended June 30, 2006

(dollars in thousands except average rent)

	Domestic (1)		Europe		Total
	Amount	% of total	Amount	% of total	Amount	% of total
Same Store (2)
Number of Storage Centers	462	95%	123	77%	585	90%
Segment Revenues	$91,242	96%	$34,832	87%	$126,074	93%
NOI after indirect and leasehold expense	$55,858	97%	$17,034	104%	$72,892	98%
Avg. annual rent per sq. ft.(4)	$12.96		$23.04
Avg. sq. ft. occupancy	85%		82%
Total Storage Center Costs (5)	$1,920,495	94%	$1,061,271	81%	$2,981,766	89%
New Store (3)
Number of Storage Centers	26	5%	37	23%	63	10%
Segment Revenues	$3,994	4%	$5,097	13%	$9,091	7%
NOI after indirect and leasehold expense	$1,982	3%	$(722)	(4%)	$1,260	2%
Avg. sq. ft. occupancy	74%		50%
Total Storage Center Costs (5)	$132,289	6%	$243,203	19%	$375,492	11%
Combined New and Same Stores
Number of Storage Centers	488	100%	160	100%	648	100%
Segment Revenues	$95,236	100%	$39,929	100%	$135,165	100%
NOI after indirect and leasehold expense	$57,840	100%	$16,312	100%	$74,152	100%
Total Storage Center Costs (5)	$2,052,784	100%	$1,304,474	100%	$3,357,258	100%

Three months ended June 30, 2005

(dollars in thousands except average rent)

	Domestic (1)		Europe (6)		Total
	Amount	% of total	Amount	% of total	Amount	% of total
Same Store (2)
Number of Storage Centers	462	96%	123	88%	585	94%
Segment Revenues	$85,615	98%	$29,646	97%	$115,261	98%
NOI after indirect and leasehold expense	$51,217	99%	$10,670	115%	$61,887	101%
Avg. annual rent per sq. ft. (4)	$12.07		$22.02
Avg. sq. ft. occupancy	85%		73%
New Store (3)
Number of Storage Centers	19	4%	16	12%	35	6%
Segment Revenues	$1,589	2%	$1,027	3%	$2,616	2%
NOI after indirect and leasehold expense	$560	1%	$(1,370)	(15%)	$(810)	(1%)
Avg. sq. ft. occupancy	74%		14%
Combined New and Same Stores
Number of Storage Centers	481	100%	139	100%	620	100%
Segment Revenues	$87,204	100%	$30,673	100%	$117,877	100%
NOI after indirect and leasehold expense	$51,777	100%	$9,300	100%	$61,077	100%

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.

(2)	Our definition of Same Store results in the addition of storage centers each year as new acquisitions and developments meet the criteria for inclusion, so we then include these storage centers in the previous year’s comparable data. Other storage companies may define Same Store differently, which will affect the comparability of the data.

(3)	Our definition of New Store, as shown in the table above, includes existing domestic facilities that had not been acquired or leased as of January 1 of the previous year as well as developed properties that have not been operating a full two years as of January 1 of the current year.

(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(5)	Total costs capitalized to storage centers.

(6)	Amounts have been translated from local currencies to U.S. dollars at a constant exchange rate using the average exchange rates for the second quarter of 2006.

Domestic Same Store

The following table summarizes key operating data for Domestic Same Store as defined at June 30, 2006 (1):

		(in millions)
	Number of Properties	Total Storage Center Cost (2)				Average Annual Rent (per sq. ft) (3)
			Total Net Rentable Square Feet	Average Occupancy
				Three months ended		Three months ended
				6/30/2006	6/30/2005	6/30/2006	6/30/2005
Same Store since 2006	21	$130.1	1,343,000	82%	76%	$14.62	$13.17
Same Store since 2005	34	181.6	2,324,000	84%	83%	13.26	12.50
Same Store since 2004 or prior	407	1,608.8	26,746,000	85%	86%	12.85	11.99

Same Store total	462	$1,920.5	30,413,000	85%	85%	$12.96	$12.07

	Segment Revenue		NOI (after leasehold expense)
	Three months ended		Three months ended
(in thousands)	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Same Store since 2006	$4,362	$3,549	$2,510	$1,859
Same Store since 2005	7,002	6,515	4,109	3,682
Same Store since 2004 or prior	79,878	75,551	53,674	50,402

Same Store total	$91,242	$85,615	$60,293	$55,943

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.

(2)	Total costs capitalized to storage centers since the store was acquired or developed.

(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

Same Store Results (1)

	For the three months ended June 30,				For the six months ended June 30,
(dollars in thousands except average rent)	2006	2005	% Change		2006	2005	% Change
Segment revenue	$91,242	$85,615	6.6	%(a)	$178,825	$166,756	7.2	%(a)
Operating expense:
Personnel expenses	9,641	9,211	4.7	%(b)	19,344	18,420	5.0	%(b)
Real estate taxes	8,487	7,854	8.1	%(c)	17,022	15,890	7.1	%(c)
Repairs and maintenance	2,606	2,604	0.1%		5,353	5,197	3.0%
Marketing expense	1,987	2,502	(20.6	%)(d)	3,856	4,618	(16.5	%)(d)
Utilities and phone expenses	3,207	2,608	23.0	%(e)	6,958	5,737	21.3	%(e)
Cost of goods sold	1,097	1,264	(13.2	%)(f)	2,155	2,137	0.8%
Store admin and other expenses	2,871	2,600	10.4	%(g)	5,815	5,965	(2.5%)

Direct operating and real estate tax expense	29,896	28,643	4.4%		60,503	57,964	4.4%

NOI	61,346	56,972	7.7%		118,322	108,792	8.8%
Leasehold expense	1,053	1,029	2.3%		2,055	2,158	(4.8%)

NOI after leasehold expense	60,293	55,943	7.8%		116,267	106,634	9.0%
Indirect operating expense (2)	4,435	4,726	(6.2	%)(h)	9,184	9,157	0.3%

NOI after indirect operating and leasehold expense	$55,858	$51,217	9.1%		$107,083	$97,477	9.9%

Avg. annual rent per sq.ft.	$12.96	$12.07	7.4%		$12.81	$11.98	6.9%
Avg. sq.ft. occupancy	85%	85%			85%	84%
Total net rentable sq.ft.	30,413,000	30,413,000			30,413,000	30,413,000
Number of properties as of June 30	462	462			462	462

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.

(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on the number of months each storage center was in operation during the period.

(a) The increase in revenue over the same periods in 2005 is due primarily to increases in rental rates. Increases in rental rates resulted from a sustained demand and increased focus on price management. We have achieved higher rates while maintaining occupancy in most of the United States except in the Northeast where, compared to the three-month period ended June 30, 2005, rate-related increases in revenues were offset by declines in occupancy.

(b) Personnel expenses increased primarily due to higher health insurance costs and wage increases.

(c) Real estate taxes increased due to higher property tax assessments in certain regions, increases in levy rates and higher tax appeal fees.

(d) Marketing expenses have decreased as a result of lower labor costs in the sales center and efficiencies with respect to on-line reservations. Also, marketing programs have been cut back in anticipation of the pending merger with Public Storage.

(e) Utilities and phone expense increased due to growing electricity costs from sharp rate escalation in some regions of the country. Also, we have upgraded the wide-area-network servicing our storage centers in the past year in order to improve the transmission of operations data, therefore increasing internet costs by approximately $0.3 million in each quarter of 2006.

(f) For the quarter ended June 30, 2006, cost of goods sold decreased primarily due to a comparable decrease in retail sales.

(g) For the quarter ended June 30, 2006, the increase in store administrative expenses compared to the second quarter of 2005 is primarily the result of an increase in credit card processing fees associated with greater numbers of customers using this mechanism to pay storage rental charges.

(h) Indirect operating expense decreased in the second quarter of 2006 over the same period in 2005 primarily due to more time spent by our operating teams in development and redevelopment projects and a reduction in recruiting fees.

Domestic New Store

The following table summarizes key operating data for Domestic New Store as of June 30, 2006:

New Store Results (1)

	Acquisitions Three months ended June 30,		Developments Three months ended June 30,		Total New Stores Three months ended June 30,
(dollars in thousands)	2006	2005	2006	2005	2006	2005
Segment revenue	$1,693	$869	$2,301	$720	$3,994	$1,589
Direct operating and real estate tax expense	475	320	1,130	525	1,605	845

NOI	1,218	549	1,171	195	2,389	744
Leasehold expense	—	—	176	31	176	31

NOI after leasehold expense	1,218	549	995	164	2,213	713
Indirect operating expense (2)	96	61	135	92	231	153

NOI after indirect operating and leasehold expense	$1,122	$488	$860	$72	$1,982	$560

Avg. sq. ft. occupancy	85%	82%	64%	63%	74%	74%
No. of properties as of June 30	10	10	16	9	26	19

New Store Results (1)

	Acquisitions Six months ended June 30,		Developments Six months ended June 30,		Total New Stores Six months ended June 30,
(dollars in thousands)	2006	2005	2006	2005	2006	2005
Segment revenue	$3,294	$929	$4,248	$1,313	$7,542	$2,242
Direct operating and real estate tax expense	1,064	348	2,122	1,040	3,186	1,388

NOI	2,230	581	2,126	273	4,356	854
Leasehold expense	—	—	338	66	338	66

NOI after leasehold expense	2,230	581	1,788	207	4,018	788
Indirect operating expense (2)	199	66	260	178	459	244

NOI after indirect operating and leasehold expense	$2,031	$515	$1,528	$29	$3,559	$544

Avg. sq. ft. occupancy	84%	82%	68%	58%	76%	68%
No. of properties as of June 30	10	10	16	9	26	19

(1)	Table includes the total operating results of each storage center regardless of our percentage ownership interest in that storage center.

(2)	Indirect operating expense includes certain shared property costs such as district and corporate management, purchasing, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, legal services, human resources and accounting. It does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

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

Domestic Acquisitions

The following table summarizes key operating data from our domestic acquisitions completed in 2004, 2005 and the first six months of 2006:

	Number of Properties (3)	(in millions)	Total Net Rentable Square Feet	Average Occupancy		Average Annual Rent (per sq. ft) (2)
		Total Storage Center Cost (1)
				Three months ended,		Three months ended,
				6/30/2006	6/30/2005	6/30/2006	6/30/2005
Acquisitions in 2005	10	$44.6	751,000	85%	82%	$9.64	$7.70
Acquisitions in 2004	7	$52.9	503,000	87%	88%	$16.42	$14.93

(1)	Total storage center costs include all costs capitalized to storage centers since the store was acquired or developed and excludes related intangible assets.

(2)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(3)	Number of properties at June 30, 2006.

We had no domestic acquisitions in the first quarter and second quarter of 2006.

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

Domestic Development

Our investment strategy includes development of new storage centers in markets in which we currently operate and those we have identified as underserved with high barriers to entry. We normally project new storage properties to rent up at a rate between 3% and 4% per month. Our current development portfolio is renting up at an average of 3.7% per month. We can give no assurance that the pace of rent up noted above regarding the development projects will continue. Actual occupancy levels and rates could be lower if we experience competition from other self-storage properties and other storage alternatives located in close proximity to our developments.

The following table summarizes key operating data from our domestic developments opened during 2004, 2005 and the first six months of 2006:

	Number of Properties (1)	(in millions)	Total Net Rentable Square Feet	Average Occupancy		Average Annual Rent (per sq. ft) (3)
		Total Storage Center Cost (2)
				Three months ended,		Three months ended,
				6/30/2006	6/30/2005	6/30/2006	6/30/2005
Developments in 2006	4	$28.2	259,000	12%	—	$6.81	$—
Developments in 2005	3	11.2	157,000	78%	—	19.48	—
Developments in 2004	9	48.4	536,000	76%	63%	14.26	11.29

Development total	16	$87.8	952,000	64%	63%	$15.16	$11.29

	Segment Revenue		NOI (after leasehold expense)
	Three months ended,		Three months ended,
(in thousands)	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Developments in 2006	$54	$—	$(109)	$—
Developments in 2005	671	—	228	—
Developments in 2004	1,576	720	876	164

Development total	$2,301	$720	$995	$164

(1)	Number of properties at June 30, 2006.

(2)	Total costs capitalized to storage centers since the store was acquired or developed.

(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. On the year of opening, the average annual rent is lower as the store has not been opened a full year.

In the second quarter of 2006, we completed the development of four new storage centers; one in Virginia and three in North Carolina. The storage centers in North Carolina were developed in a joint venture in which we hold a 75% ownership interest.

In 2005, we opened one new storage center in California and one in Oregon in the third quarter and one storage center in Florida in the fourth quarter. The Oregon storage center is a redevelopment at a site where we had torn down an older facility in October 2004. The California storage center is under an operating lease. Those storage centers had an average occupancy of 82% at June 30, 2006, after being opened an average of ten months.

In 2004, we opened nine new storage centers: two in California and one each in: North Carolina, Michigan, New Jersey, Washington, Pennsylvania, Texas and Colorado. The 2004 developments were open an average of 25 months and had an average occupancy of 76% at June 30, 2006. The Texas store shows an occupancy below 60% due to the fact that the second phase of the development was completed in the second quarter of 2006, increasing the rentable square feet and is still in rent up.

Domestic Development and Redevelopment Projects Under Construction

In addition to the operating properties discussed in Segment Performance, we have properties under construction or pending construction and various redevelopment projects on existing properties. The following table summarizes the domestic properties under construction as of June 30, 2006:

(dollars in millions)	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of June 30, 2006
Developments:
Construction in progress	4	$33.1	$17.5
Land purchased pending construction	2	10.4	5.1

Total Developments	6	43.5	22.6
Redevelopment projects :
Construction in progress	7	18.8	6.7

Total	13	$62.3	$29.3

(1)	The actual completed cost of these projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See Part I—Item 1A of our 2005 annual report on Form 10-K.)

European Same Store

The following tables summarize the performance of European Same Store for the three-month periods ended June 30, 2006 and 2005. European Same Store includes properties located in all of the European markets in which we operate.

European Same Store comparison by market

	Number of Properties	Q2 2006 Average Occupancy	Occupancy at June 30, 2006	Percent change compared to prior year quarter
				Segment Revenue	NOI (after leasehold expenses)	Occupancy	Rate
Belgium	18	79%	81%	7.9%	3.3%	4.1%	2.1	%(a)
Netherlands	29	80%	83%	24.7%	77.4%	18.5%	4.9	%(b)
Germany	5	66%	69%	30.4%	N/A	34.6%	(1.9	%)(c)
France	30	82%	86%	11.8%	18.0%	9.3%	1.7%
Sweden	22	89%	90%	23.1%	43.7%	14.5%	6.5	%(b)
Denmark	5	92%	92%	15.3%	37.0%	3.6%	10.7	%(b)
United Kingdom	14	80%	84%	18.5%	28.8%	11.0%	7.7%

Europe Totals	123	82%	85%	17.5%	34.2%	12.3%	4.6%

(a)	The low increase in NOI is primarily due to significantly higher advertising expenses incurred in connection with a marketing campaign in the first half of 2006.

(b)	The significant increase in NOI is primarily due to a combination of higher revenue and lower marketing expenses.

(c)	We adjusted our rates downwards in order to improve occupancy.

Same Store Results (1)

	For the three months ended June 30,				For the six months ended June 30,
(dollars in thousands except average rent)	2006	2005	% Change		2006	2005	% Change
Segment revenue	$34,832	$29,646	17.5	%(a)	$66,955	$56,780	17.9	%(a)
Operating expense:
Personnel expenses	4,754	4,592	3.5	%(b)	9,392	8,709	7.8	%(b)
Real estate taxes	1,556	1,478	5.3%		3,092	2,863	8.0%
Repairs and maintenance	1,031	1,051	(1.9%)		2,026	2,125	(4.7%)
Marketing expense	1,845	2,439	(24.4	%)(c)	4,126	5,339	(22.7	%)(c)
Utilities and phone expenses	973	912	6.7%		2,014	1,953	3.1%
Cost of goods sold	1,253	1,106	13.3	%(d)	2,322	2,058	12.8	%(d)
Store admin and other expenses	2,586	2,485	4.1%		4,949	4,909	0.8%

Direct operating and real estate tax expense	13,998	14,063	(0.5%)		27,921	27,956	(0.1%)

NOI	20,834	15,583	33.7%		39,034	28,824	35.4%
Leasehold expense	685	572	19.8%		1,339	1,120	19.6%

NOI after leasehold expense	20,149	15,011	34.2	%(e)	37,695	27,704	36.1	%(e)
Indirect operating expense (2)	3,115	4,341	(28.2	%)(f)	5,739	8,463	(32.2	%)(f)

NOI after indirect operating and leasehold expense	$17,034	$10,670	59.6%		$31,956	$19,241	66.1%

Avg. annual rent per sq. ft. (3)	$23.04	$22.02	4.6%		$22.47	$21.91	2.6%
Avg. sq. ft. occupancy	82%	73%	12.3%		81%	70%	15.7%
Total net rentable sq. ft.	6,652,000	6,656,000			6,652,000	6,656,000
Number of properties at June 30	123	123			123	123

(1)	Amounts for both years have been translated from local currencies to U.S. dollars at a constant exchange rates using the following quarterly average exchange rates of 2006: 1.20 for the first quarter; 1.26 for the second quarter.

(2)	Indirect operating expense includes certain shared property costs such as regional management, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Indirect operating expenses do not include internal real estate acquisition costs or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

(3)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period.

(a) Revenue increased at constant exchange rates, primarily as a result of increases in occupancy that were due to strong demand in the Netherlands, Sweden, France and the United Kingdom and better pricing management and improved retention of existing customers. Increases in average rental rates also contributed to the growth in revenues.

(b) Personnel expenses increased due to an increase of expenses for the stock appreciation rights plan and an increase in bonuses due to improved financial results in 2006.

(c) Marketing expenses decreased reflecting a reduction in marketing initiatives. As the stores have reached occupancies over 80% in most countries, we have been able to scale back on advertising on the Same Store portfolio and we have focused our marketing efforts on the New Store portfolio in the first half of 2006.

(d) Cost of goods sold increased due to higher retail sales.

(e) When the 27 most recent additions to the Same Store segment are excluded from this analysis the remaining 96 stores in the pool generated growth in NOI after leasehold expenses of approximately 24% and 25% for the three and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005.

(f) Indirect expenses decreased as a result of the reorganization initiated in the second quarter of 2005. Also the growth in our New Store portfolio resulted in a higher allocation of indirect expenses to our New Stores. These reductions were partially offset by an increase of $160,000 and $290,000 in stock-based compensation expense for the three months and six months periods ended June 30, 2006, respectively, compared to the same periods in 2005.

We present our segment results above at constant exchange rates in order to facilitate comparison between reported periods, whereas results are recognized in our statements of income at each period’s respective rates. The following table presents a reconciliation of the European Same Store results for the three and six-month periods ended June 30, 2005, translated to U.S. dollars at a constant exchange rate to Same Store results translated at the average exchange rate. Each of the categories presented is reconciled in Note 16 to our condensed consolidated financial statements.

(in thousands)	Same Store (1)	Exchange Difference	Total (2)
Three months ended June 30, 2005
Segment revenue	$29,646	$225	$29,871
Direct operating and real estate tax expense	14,063	103	14,166

NOI	15,583	122	15,705
Leasehold expense	572	4	576

NOI after leasehold expense	15,011	118	15,129
Indirect operating expense	4,341	13	4,354

NOI after indirect and leasehold expense	$10,670	$105	$10,775

(in thousands)	Same Store (1)	Exchange Difference	Total (2)
Six months ended June 30, 2005
Segment revenue	$56,780	$2,808	$59,588
Direct operating and real estate tax expense	27,956	1,419	29,375

Consolidated NOI	28,824	1,389	30,213
Leasehold expense	1,120	59	1,179

NOI after leasehold expense	27,704	1,330	29,034
Indirect operating expense	8,463	389	8,852

Consolidated NOI after indirect and leasehold expense	$19,241	$941	$20,182

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the three and six–month periods ended June 30, 2006.

(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the three and six–month periods ended June, 30 2005 for the purpose of reconciliation with the condensed consolidated financial statements.

European New Store

The following table summarizes European New Store operating performance as defined at June 30, 2006:

European New Store Results (1)

	Developments Three months ended June 30,		Acquisitions Three months ended June 30,		New Store Three months ended June 30,
(dollars in thousands)	2006	2005	2006	2005	2006	2005
Segment revenue	$3,341	$1,027	$1,756	$—	$5,097	$1,027
Direct operating and real estate tax expense	3,316	1,681	1,057	—	4,373	1,681

NOI	25	(654)	699	—	724	(654)
Leasehold expense	25	6	394	—	419	6

NOI after leasehold expense	—	(660)	305	—	305	(660)
Indirect operating expense (2)	780	710	247	—	1,027	710

NOI after indirect operating and leasehold expense	$(780)	$(1,370)	$58	$—	$(722)	$(1,370)

Avg. sq. ft. occupancy	43%	14%	74%	0%	50%	14%
No. of properties as of June 30	28	16	9	—	37	16

European New Store Results (1)

	Developments Six months ended June 30,		Acquisitions Six months ended June 30,		New Store Six months ended June 30,
(dollars in thousands)	2006	2005	2006	2005	2006	2005
Segment revenue	$5,742	$1,688	$2,869	$—	$8,611	$1,688
Direct operating and real estate tax expense	6,613	3,198	1,764	—	8,377	3,198

NOI	(871)	(1,510)	1,105	—	234	(1,510)
Leasehold expense	162	6	573	—	735	6

NOI after leasehold expense	(1,033)	(1,516)	532	—	(501)	(1,516)
Indirect operating expense (2)	1,479	1,247	418	—	1,897	1,247

NOI after indirect operating and leasehold expense	$(2,512)	$(2,763)	$114	$—	$(2,398)	$(2,763)

Avg. sq. ft. occupancy	37%	9%	73%	0%	45%	9%
No. of properties as of June 30	28	16	9	—	37	16

(1)	Amounts for both years have been translated from local currencies at a constant exchange rate using the average exchange rate for the three and six-month periods ended June 30, 2006.

(2)	Indirect operating expense includes certain shared property costs such as regional management, national contracts, personnel and marketing, as well as certain overhead costs allocated to property operations such as business information technology, human resources and accounting. Indirect operating expense does not include internal real estate acquisition cost or abandoned development expense. Indirect operating expense is allocated to storage centers based on number of months in operation during the period.

On January 23, 2006, our subsidiary Second Shurgard completed the acquisition of 3S Self-Storage Systems SAS, a company that operates nine self-storage facilities in various metropolitan areas in France where we already have operating properties. 3S Self-Storage Systems SAS owns six of the facilities and leases the other three under operating leases. One of the facilities is held for sale and is not included in the above operating performance results. We completed the acquisition through our 20% owned Second Shurgard subsidiary for total cash consideration and acquisition costs of approximately $47.4 million. We financed the acquisition with $20.0 million from draws on Second Shurgard’s credit facility and the remainder with Second Shurgard’s cash from equity contributions provided by us and our 80% joint venture partner. Operating results of the acquired properties during the three and six-months periods ended June 30, 2006 reflect expenses related to the integration of these storage centers into our portfolio, which we expect to complete by the end of 2007.

On March 31, 2006, our subsidiary Second Shurgard completed the acquisition of one single storage center in France for $3.1 million.

We present our segment results above at constant exchange rate in order to facilitate comparison between reported periods, whereas results are recognized in our statements of income at each period’s respective rates. The following table presents a reconciliation of the European New Store results for the three and six-month periods ended June 30, 2005 translated to U.S. dollars at a constant exchange rate to New Store results translated at average exchange rate. Each of the categories presented is reconciled in Note 16 to our condensed consolidated financial statements.

(in thousands) Three months ended June 30, 2005	New Store (1)	Exchange Difference	Total (2)
Segment revenue	$1,027	$5	$1,032
Direct operating and real estate tax expense	1,681	11	1,692

NOI	(654)	(6)	(660)
Leasehold expense	6	—	6

NOI after leasehold expense	(660)	(6)	(666)
Indirect operating expense	710	3	713

NOI after indirect and leasehold expense	$(1,370)	$(9)	$(1,379)

(in thousands) Six months ended June 30, 2005	New Store (1)	Exchange Difference	Total (2)
Segment revenue	$1,688	$65	$1,753
Direct operating and real estate tax expense	3,198	146	3,344

Consolidated NOI	(1,510)	(81)	(1,591)
Leasehold expense	6	—	6

NOI after leasehold expense	(1,516)	(81)	(1,597)
Indirect operating expense	1,247	51	1,298

Consolidated NOI after indirect and leasehold expense	$(2,763)	$(132)	$(2,895)

(1)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the three and six-month periods ended June 30, 2006.

(2)	Amounts are translated from local currencies to U.S. dollars using the average exchange rate for the three and six-month periods ended June 30, 2005 for purpose of reconciliation with the condensed consolidated financial statements.

European Developments and Acquisitions

The following table summarizes European developments opened through June 30, 2006 (and acquisitions completed in the first quarter of 2006, as well as a one store acquisition during the third quarter of 2004) by country:

	Number of Properties	(in millions)		Total Net Rentable Square Feet	Average Occupancy		Average Annual Rent (per sq. ft) (3) (4)
		Storage Center Cost
		Development Cost (1)	Total Cost (2)		For the three months ended June 30,		For the three months ended June 30,
					2006	2005	2006	2005
New store:
Opened in 2006
France (acquisitions)	9	$48.7	$48.7	384,000	73.9%	—	$21.35	$—
Sweden	2	7.3	7.3	71,000	13.7%	—	8.44	—
United Kingdom	—	—	—	—	—	—	—	—

Total opened in 2006	11	$56.0	$56.0	455,000	64.5%	—	$20.93	$—

Opened in 2005
Belgium	1	$6.8	$6.8	55,000	26.9%	—	$13.23	$—
Netherlands	3	12.8	12.8	143,000	41.1%	—	19.09	—
Germany	2	12.4	12.5	92,000	28.0%	1.0%	15.28	0.80
France	5	41.2	41.4	291,000	29.9%	0.7%	19.12	0.81
Denmark	1	7.8	7.8	50,000	50.2%	9.7%	19.46	10.26
United Kingdom	2	21.3	21.5	80,000	40.5%	2.7%	37.34	14.19

Total opened in 2005 (a)	14	$102.3	$102.8	711,000	34.3%	1.4%	$20.81	$8.44

Developed in 2004
Germany	4	$26.9	$27.1	196,000	60.6%	31.5%	$16.71	$17.20
France	4	25.4	25.7	219,000	47.3%	29.7%	19.63	19.70
Denmark	2	14.8	15.0	99,000	78.6%	48.9%	20.93	20.27
United Kingdom	2	16.5	16.6	49,000	48.5%	10.6%	38.33	42.06

Total developed in 2004 (b)	12	$83.6	$84.4	563,000	57.5%	30.9%	$20.26	$20.12

New Store Total	37	$241.9	$243.2	1,729,000	49.8%	14.3%	$20.64	$19.49

Same store:
Acquired in 2004
United Kingdom	1	$15.2	$15.5	38,000	84.2%	78.9%	$56.57	$48.19

Total acquired in 2004	1	$15.2	$15.5	38,000	84.2%	78.9%	$56.57	$48.19

Opened in 2003
Belgium	1	$3.5	$4.8	45,000	85.0%	73.2%	$16.37	$14.83
Netherlands	7	39.9	42.4	351,000	78.6%	55.3%	20.49	19.49
Germany	5	35.3	35.6	262,000	65.5%	48.7%	14.19	14.46
France	7	43.9	47.5	378,000	72.9%	51.4%	19.60	20.78
Sweden	2	11.7	14.6	93,000	89.1%	62.6%	19.17	18.35
Denmark	1	7.9	10.5	50,000	95.6%	97.4%	27.93	22.56
United Kingdom	3	32.7	41.9	151,000	79.3%	55.4%	37.59	39.58

Total opened in 2003	26	$174.9	$197.3	1,330,000	76.1%	55.5%	$21.29	$21.12

Opened in 2002 and before
Belgium	17	$79.3	$115.4	995,000	79.0%	76.3%	$16.22	$15.95
Netherlands	22	118.6	172.2	1,173,000	80.7%	71.3%	21.32	20.31
France	23	135.9	199.1	1,233,000	85.3%	82.7%	24.99	23.97
Sweden	20	112.5	169.9	1,130,000	88.8%	78.9%	22.16	20.75
Denmark	4	28.5	40.4	211,000	90.8%	86.5%	23.61	21.99
United Kingdom	10	101.9	151.5	542,000	79.6%	76.1%	37.90	34.46

Total opened before 2003	96	$576.7	$848.5	5,284,000	83.5%	77.6%	$23.20	$21.99

Same Store Total (c)	123	$766.8	$1,061.3	6,652,000	82.0%	73.2%	$23.04	$22.02

	(in thousands) Segment Revenue (3)		(in thousands) NOI (3) (after leasehold expense)
	For the three months ended June 30,		For the three months ended June 30,
	2006	2005	2006	2005
New store:
Opened in 2006
France (acquisitions)	$1,756	$—	$394	$—
Sweden	36	—	(235)	—
United Kingdom	—	—	(20)	—

Total opened in 2006	$1,792	$—	$139	$—

Opened in 2005
Belgium	$55	$—	$(56)	$—
Netherlands	302	—	(128)	—
Germany	116	—	(53)	(156)
France	491	1	(132)	(45)
Denmark	150	21	9	(119)
United Kingdom	351	10	47	(120)

Total opened in 2005 (a)	$1,465	$32	$(313)	$(440)

Developed in 2004
Germany	$534	$290	$144	$(65)
France	586	289	106	(100)
Denmark	459	299	210	53
United Kingdom	261	117	19	(108)

Total developed in 2004 (b)	$1,840	$995	$479	$(220)

New Store Total	$5,097	$1,027	$305	$(660)

Same store:
Acquired in 2004
United Kingdom	$470	$371	$304	$248

Total acquired in 2004	$470	$371	$304	$248

Opened in 2003
Belgium	$174	$134	$41	$53
Netherlands	1,499	1,000	792	115
Germany	659	505	253	29
France	1,537	1,148	743	366
Sweden	450	319	216	92
Denmark	370	298	238	147
United Kingdom	1,226	921	718	402

Total opened in 2003	$5,915	$4,325	$3,001	$1,204

Opened in 2002 and before
Belgium	$3,561	$3,326	$2,064	$1,984
Netherlands	5,390	4,525	3,201	2,136
France	7,486	6,923	4,238	3,857
Sweden	6,283	5,149	3,852	2,739
Denmark	1,253	1,110	763	584
United Kingdom	4,474	3,917	2,726	2,259

Total opened before 2003	$28,447	$24,950	$16,844	$13,559

Same Store Total (c)	$34,832	$29,646	$20,149	$15,011

(1)

Development cost of these projects is reported in U.S. dollars translated at the June 30, 2006 exchange rate of $1.25 to the euro. Operating results (see note (3) below) are reported at the average exchange rate for the second quarter ended June 30, 2006, which was $1.26 to the euro. To the extent these exchange rates differ, we believe this data does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield. The cost of the storage centers exclude the excess cost of approximately $295.8 million we paid for ownership interests acquired in Shurgard Europe in 2003 and 2005.

(2)	Total storage center cost includes all cost capitalized to storage centers since the store was acquired or developed. The costs are reported in U.S. dollars translated at the June 30, 2006 exchange rate of $1.25 to the euro. Operating results (see note (3) below) are reported at the average exchange rate for the second quarter ended June 30, 2006, which was $1.26 to the euro. To the extent these exchange rates differ, we believe it does not allow for an accurate measure of property investment yield. We believe the application of a constant exchange rate to both the property cost and operating results may provide a more meaningful measure of investment yield.

(3)	The amounts have been translated from local currencies at a constant exchange rate using the average exchange rate for the second quarter of 2006.

(4)	Average annual rent per square foot is calculated by dividing actual rent collected by the average number of square feet occupied during the period. The average annual rent is lower in the first year of operations as the store has not been opened a full year.

The storage centers are renting up in all markets, based on continued targeted marketing and training initiatives launched in 2004 and improvements to our price management, including reducing rental rates to support occupancy growth when necessary. We believe these initiatives are continuing to generate positive results since the end of the first quarter of 2005, as illustrated by the improvement in occupancy rates as follows:

(a) The storage centers opened in 2005 had an average occupancy of 43% as of June 30, 2006, after an average of ten months of operations.

(b) The storage centers developed in 2004 had an average occupancy of 64% as of June 30, 2006, after an average of 22 months of operations.

(c) The storage centers included in Same Store had an average occupancy of 85% as of June 30, 2006.

European Developments Under Construction

The following table summarizes European development projects in progress at June 30, 2006. As of June 30, 2006, we were developing all European storage centers through Shurgard Europe’s joint ventures:

	First Shurgard and Second Shurgard
(dollars in millions)	Number of Projects	Estimated Completed Cost of Projects (1)	Total Cost to Date as of June 30, 2006
Construction in progress
Belgium	1	$5.1	$2.2
France	3	26.9	13.7
Sweden	1	6.2	1.6
United Kingdom	1	11.9	8.7

	6	50.1	26.2

Land Purchased Pending Construction
United Kingdom	1	7.5	3.4

	1	7.5	3.4

Total	7	$57.6	$29.6

(1)	The actual completed cost of projects could vary due to delays during construction caused by weather, unforeseen site conditions, labor shortages, personnel turnover, scheduling problems with contractors, subcontractors or suppliers, or resource constraints. (See Part I—Item 1A (Risk Factors) of our 2005 annual report on Form 10-K.)

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

The following table sets forth the calculation of FFO in accordance with the NAREIT definition:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2006	2005	2006	2005
Net income (loss)	$12,040	$(693)	$17,099	$4,563
Depreciation and amortization (1)	21,942	19,130	44,214	38,865
(Gain) loss on sale of operating properties (2)	(10)	—	71	(6,423)
Cumulative effect of change in accounting principle	—	—	200	—

FFO	33,972	18,437	61,584	37,005
Preferred distribution and other (3)	(3,011)	(3,039)	(6,025)	(6,080)

FFO attributable to common shareholders	$30,961	$15,398	$55,559	$30,925

(1)	Excludes depreciation related to non-real estate assets and minority interests in depreciation and amortization and includes depreciation and amortization of discontinued operations.

(2)	We have included in FFO net losses of sale of land and non-real estate operating assets of approximately $130,000 and $20,000 for the three and six-month periods ended June 30, 2006, respectively, and net gains of $570,000 and $550,000 for the three and six-month periods ended June 30, 2005, respectively. Additionally, we have included in FFO losses from discontinued operations of $70,000 and $6,000 for the three and six-month periods ended June 30, 2006, respectively. In the three and six-month periods ended June 30, 2005, we have included in FFO income from discontinued operations of $210,000 and $430,000, respectively.

(3)	Net of impact of dilutive securities.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of June 30, 2006.

RELATED PARTY AFFILIATION

Charles K. Barbo, the chairman of our board of directors, indirectly owns a 0.5% ownership interest in a limited partnership known as Shurgard Institutional Fund L.P., a consolidated subsidiary of Shurgard. Shurgard owns a 99% interest in this entity. We expect to acquire the minority interests in this entity, including Mr. Barbo’s interest, in connection with the closing of the proposed merger.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for payments of operating expenses, debt service, dividends on common and preferred stock, expansions and improvements to existing properties and acquisitions and developments of new properties. We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements. We had cash and cash equivalents of $40.9 million at June 30, 2006, and $39.8 million at December 31, 2005. As of June 30, 2006, we had $69.8 million available under our domestic revolving line of credit compared to $116.5 million as of December 31, 2005.

As a REIT, our ability to retain cash flow for reinvestment is restricted. In order for us to qualify as a REIT for federal income tax purposes, we are required, among other things, to make distributions to our shareholders of at least 90% of our REIT taxable income. During the three-month periods ended June 30, 2006 and 2005, we distributed $29.5 million and $29.2 million, respectively, to our shareholders. During the six-month periods ended June 30, 2006 and 2005, we distributed $61.8 million and $57.8 million, respectively, to our shareholders. We expect to use our cash flow from operating activities for distributions to shareholders. Amounts accumulated in the interim period between distributions are used to temporarily repay amounts outstanding under our line of credit or invested short-term.

Up until 2004, we relied primarily on the public debt and equity markets for our long-term financing. Because we did not file a fully compliant annual report on Form 10-K for 2004 until October 14, 2005, we are not eligible to access the public capital markets to raise equity or debt capital using a short-form registration statement on Form S-3 until November of 2006. We have traditionally used proceeds from borrowings under our credit facilities to fund our property development and acquisition requirements. We have also used these proceeds from borrowings to acquire certain of our minority partners’ interest in our joint ventures, to repay maturing corporate or mortgage debt and for other corporate purposes. Although we used to subsequently repay these borrowings with proceeds from public debt and equity offerings, we currently anticipate utilizing our credit facilities, which mature in February of 2008. In accordance with the terms of the Merger Agreement, on July 23, 2006, we issued notice that we will redeem all outstanding shares of our 8.7% Series C cumulative redeemable preferred stock, par value $0.001 per share and all outstanding shares of our 8.75% Series D cumulative redeemable preferred stock, par value $0.001 per share, on August 22, 2006, provided that certain conditions in the Merger Agreement have been satisfied by that date. Our Series C and Series D cumulative redeemable preferred stock are redeemable at a redemption price of $25 per share.

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

The following table summarizes certain information regarding our liquidity and capital resources:

Our contractual cash obligations and construction cost commitments are summarized as follows at June 30, 2006:

(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Debt:
Scheduled principal payments	$3,177	$10,637	$5,516	$3,039	$3,170	$8,170	$33,709
Balloon Payments	3,789	54,435	861,815	82,821	7,413	931,634	1,941,907
Interest (1)	58,906	119,735	65,174	54,686	54,411	19,007	371,919
Capital lease obligations	278	663	676	689	638	35,939	38,883
Operating leases	6,041	11,243	9,233	8,499	7,785	163,785	206,586
Construction commitments
Domestic	17,008	9,885	—	—	—	—	26,893
Shurgard Europe	9,930	161	—	—	—	—	10,091
First Shurgard	251	49	58	68	—	—	426
Second Shurgard	12,944	277	25	30	—	—	13,276
Commitment to purchase properties (2)	3,200	—	—	—	—	—	3,200
Proposed merger advisory fees (3)	12,900	—	—	—	—	—	12,900

Total	$128,424	$207,085	$942,497	$149,832	$73,417	$1,158,535	$2,659,790

(1)	Projected interest is based on annual debt maturities and weighted-average interest rates on outstanding debt at the end of each year as well as a LIBOR and EURIBOR at June 30, 2006, of 5.33% and 2.9%, respectively, along with a forward yield curve for following years and the applicable margin to each debt.

(2)	Includes a commitment to purchase a parcel of land. As of June 30, 2006, the commitment to purchase the real estate property was contingent upon the seller satisfying certain conditions prior to closing.

(3)	Includes a commitment to financial advisors on the proposed merger with Public Storage.

We have a three-year unsecured domestic credit agreement with a group of banks, which includes a revolving credit facility to borrow up to $350 million and a $350 million term loan facility, that matures in February 2008. The revolving credit facility can be extended for one year at our option for a fee. As of June 30, 2006, the interest rate for our credit facility was LIBOR plus 0.90% and the interest rate for our term loan facility was LIBOR plus 1.10%. These rates can range from LIBOR plus 0.60% to LIBOR plus 1.15% for the credit facility and from LIBOR plus 0.75% to LIBOR plus 1.50% for the term loan facility based on the ratings assigned to our senior unsecured long-term debt securities. As of June 30, 2006, we have borrowed the entire $350 million and no additional funds remained available for future borrowings under the term loan facility; under the revolving credit facility we had $276.7 million of borrowings outstanding and $69.8 million remained available for future borrowings. We can use borrowings under the revolving credit facility for various purposes, including project acquisition and development costs, repayment of debt and other corporate needs.

First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to €272.5 million ($342.0 million as of June 30, 2006). As of June 30, 2006, the available amount under those credit facilities was in aggregate €78.3 million ($98.3 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis and can be limited if the completion of projects is not timely or if we have certain cost overruns. Proceeds from borrowings under both the First Shurgard and Second Shurgard credit facilities were previously only used to fund property development costs of First Shurgard and Second Shurgard. In January 2006, we amended Second Shurgard’s credit agreement such as to allow for borrowings for up to €21.9 million ($27.5 million as of June 30, 2006) to be used for an acquisition of existing self-storage properties including properties under capital leases. We expect that internally generated cash flows within Shurgard Europe will be sufficient to fund Shurgard Europe’s on-going equity commitments to both First Shurgard and Second Shurgard.

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

The following table summarizes our cash flows activity:

	For the six months ended June 30,
(in thousands)	2006	2005
Net cash provided by operating activities	$48,071	$45,401
Net cash used in investing activities	(109,988)	(185,393)
Net cash provided by financing activities	61,811	131,034
Effect of exchange rate changes on cash and cash equivalents	1,266	(3,840)

Increase (decrease) in cash and cash equivalents	1,160	(12,798)
Cash and cash equivalents at beginning of period	39,778	50,277

Cash and cash equivalents at end of period	$40,938	$37,479

The $2.7 million increase in cash provided by operating activities in 2006 is attributable primarily to the improving results of our storage operations, which were partially offset by the payments of financial and legal advisory fees in connection with the proposed merger, of which $10.8 million was accrued during 2005.

Investing

Cash used in investing activities in 2006 included:

•	$50.1 million expended for acquisitions of European storage centers;

•	$33.2 million invested in domestic new development, redevelopments and enhancements of existing storage centers; and

•	$27.5 million invested for development and improvement of new European storage centers.

These expenditures were partially offset by $3.6 million of proceeds from the sale of parcels of excess land.

Cash used in investing activities in 2005 included:

•	$97.4 million paid to acquire the outside interests in Shurgard Europe;

•	$65.4 million invested in new development and expansions of existing storage centers ($44.0 million in Europe); and

•	$34.5 million expended for acquisition of domestic storage centers.

These expenditures were partially offset by $13.0 million of proceeds from the sales of interests in operating storage centers.

The majority of our development in Europe was done through First Shurgard and Second Shurgard, which were financed primarily by borrowings on their credit facilities and by capital contributions by us and our joint venture partners.

Financing

Cash provided by financing activities in 2006 included:

•	$30.0 million from capital contributions received primarily from partners in First Shurgard and Second Shurgard;

•	$43.2 million of proceeds from net borrowings on our domestic credit facilities;

•	$45.5 million of proceeds from borrowings on First Shurgard and Second Shurgard credit facilities; and

•	$12.4 million of proceeds from exercise of stock options.

These cash proceeds were partially offset by distributions of $61.8 million on common and preferred stock and $7.5 million of repayments on loans and distributions to minority interest partners.

Cash provided by financing activities in 2005 included:

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

Costs related to the proposed merger with Public Storage: As of December 31, 2005, we had an accrued liability of $11.4 million for fees that were contingently due to our financial advisors in connection with the proposed merger with Public Storage and our review of strategic alternatives to such proposed merger. During the first quarter of 2006, we paid $10.5 million of these fees plus out of pocket expenses, which became due upon entering into the Merger Agreement on March 6, 2006. As of June 30, 2006, we had commitments to pay our financial advisors additional success fees totaling $12.9 million, which we will recognize when incurred, contingent upon the consummation of our merger with Public Storage. Merger transaction related expenses of $1.4 million and $2.8 million recognized as incurred during the three and six-month periods ended June 30, 2006, respectively, consisted primarily of legal fees and reimbursements of expenses.

Recent Accounting Pronouncements

Effective January 1, 2006, Shurgard adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS 123R), to account for our stock-based compensation plan using the modified-prospective-transition method. Under that transition method, compensation costs recognized in 2006 include: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, which is estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) for (i) “equity awards” (as defined in SFAS 123R) based on the grant date fair value, and for (ii) “liability awards” based on the balance sheet date fair value, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date or balance sheet date fair value, as applicable, estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Expense recognized in 2006, therefore, was reduced for estimated forfeitures. Estimated forfeitures are adjusted at least annually if actual forfeitures differ from those estimates. Results for prior periods have not been restated. Total stock-based compensation expense for the three and six-month periods ended June 30, 2006 was $1.6 million and $3.7 million, respectively, of which $880,000 and $1.8 million, respectively, related to stock options, $530,000 and $1.1 million, respectively, related to restricted stock and restricted stock units, and $230,000 and $710,000, respectively, related to stock appreciation rights

Prior to January 1, 2006, we accounted for our stock-based plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS 123. Stock-based compensation recognized in our statement of income, prior to January 1, 2006, was based on the grant date fair value of restricted shares of Shurgard’s common stock, and the intrinsic value of stock options and stock appreciation rights granted to employees of our European subsidiary. Under APB 25 we did not recognized stock-based compensation cost related to stock options that had an exercise price equal to the market value of Shurgard’s common stock on the date of grant. Prior to adoption of SFAS 123R, the value of stock options was estimated for purposes of pro forma disclosure using the Black-Scholes option-pricing formula and amortized to pro forma expense ratably over the options’ vesting periods. Pre-vesting forfeitures were recognized as incurred through cumulative reversal of previously reported compensation expense.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for Shurgard beginning January 1, 2007. We have not completed our evaluation of the impact of adopting FIN 48 on our financial position, operating results or cash flows in 2007.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives and (5) amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125” to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for Shurgard beginning January 1, 2007. We do not believe that the adoption of SFAS No. 155 will have a material impact on our financial position, operating results or cash flows.

Subsequent Events

In accordance with the terms of the Merger Agreement, on July 23, 2006, we issued notice that we will redeem all outstanding shares of our 8.7% Series C Cumulative redeemable preferred stock, par value $0.001 per share and all outstanding shares of our 8.75% Series D Cumulative redeemable preferred stock, par value $0.001 per share, on August 22, 2006, provided that certain conditions in the Merger Agreement have been satisfied by that date.

Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk

The table below summarizes annual debt maturities and weighted-average interest rates on outstanding debt at the end of each year (based on relevant LIBOR 5.33% and a EURIBOR of 2.9% at June 30, 2006 and a forward yield curve for following years) and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at June 30, 2006 (in thousands).

Expected maturity date	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt (1)	$3,210	$53,173	$21,474	$2,900	$3,084	$531,974	$615,815	$625,261
Average interest rate	6.71%	6.61%	6.60%	6.60%	6.61%	5.88%
Variable rate LIBOR debt (2)	$2,250	$4,558	$693,830	$139	$7,499	$—	$708,276	$708,276
Average interest rate	6.55%	6.59%	7.63%	7.69%	7.80%	—
Variable rate EURIBOR debt (3)	$1,506	$7,341	$152,027	$82,821	$—	$407,830	$651,525	$651,525
Average interest rate	4.27%	4.97%	5.06%	4.60%	4.68%	4.76%
Interest rate swaps
Swap on EURIBOR	$—	$—	$(663)	$302	$—	$3,633	$3,272	$3,272

(1)	The fair value of our fixed rate debt decreased by $24 million, from $649 million at December 31, 2005, due primarily to an increase in market interest rates.

(2)	Variable rate LIBOR debt increased by $43 million, from $665 million at December 31, 2005. In February 2005, we entered into a three-year unsecured revolving credit facility with a group of banks to borrow up to $350 million and a three-year $350 million term loan facility.

(3)	Variable rate EURIBOR debt increased by $81 million, from $571 million at December 31, 2005, as a result of the depreciation of the U.S. dollar against the euro, and incremental borrowings of €37.2 million. First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to €272.5 million ($342.0 million as of June 30, 2006). As of June 30, 2006, the available amount under those credit facilities was in aggregate €78.3 million ($98.3 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis.

At June 30, 2006, we were party to pay-fixed, receive-variable interest rate swaps designated as cash flow hedges that effectively fix the EURIBOR rate on portions of our expected variable rate debt through 2011. The notional amounts, the weighted-average pay rates and the terms of these agreements are summarized as follows:

	2006	2007	2008	2009	2010	Thereafter
Notional amounts (in millions)	$694.6	$711.6	$621.5	$494.8	$407.8	$407.8
Weighted average interest rate	4.97%	4.99%	4.83%	4.54%	4.23%	4.23%

Part I, Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six-month period ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II, Item 1: Legal Proceedings

On March 7, 2006, a putative class action complaint was filed on behalf of our public shareholders in the Superior Court of the State of Washington, King County, against Shurgard and certain of its directors entitled Staer v. Shurgard Storage Centers, Inc. et al (case no. 06-2-08148-0). The complaint alleges, among other things, that our directors breached their fiduciary duties in connection with the approval of the Merger Agreement with Public Storage by failing to properly value the Company and by failing to protect against alleged conflicts of interest arising out of certain directors’ interests in the transaction. Among other things, the complaint seeks an order enjoining Shurgard from consummating the transactions contemplated by the Merger Agreement. We intend to defend the action vigorously. We believe that our actions and the actions of our board of directors were appropriate. We maintain directors and officers insurance, which may provide coverage, which is subject to certain deductibles, with respect to this matter. We cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation.

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

On July 28, 2006, certain of our joint venture partners filed suit in the U.S. District Court for the Middle District of Tennessee, Nashville Division, against Shurgard and Public Storage entitled Freeman Management Corporation et al v. Shurgard Storage Centers, Inc. and Public Storage, Inc. for breach of contract, breach of fiduciary duties and tortious interference with a contract in connection with the termination of certain of the joint venture agreements. The complaint seeks an order declaring that Shurgard is removed as manager of the joint ventures, which hold 11 storage centers, declaring that the management agreements executed with Public Storage are void and enjoining Shurgard from managing the joint ventures as well as compensatory and punitive damages. We cannot presently determine the ultimate outcome or potential loss, if any, of the litigation. We intend to defend the action vigorously.

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

Part II, Item 2: Sale of Unregistered Securities and Change in Securities and Use of Proceeds

None.

Part II, Item 5: Other Information

None.

Part II, Item 6: Exhibits

31.1	CEO 302 Certification dated August 9, 2006

31.2	CFO 302 Certification dated August 9, 2006

32.1	CEO 906 Certification dated August 9, 2006

32.2	CFO 906 Certification dated August 9, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHURGARD STORAGE CENTERS, INC.

Date: August 9, 2006	By:	/s/ DEVASIS GHOSE
Devasis Ghose Executive Vice President and Chief Financial Officer, (Duly Authorized Officer and Principal Financial Officer)

Date: August 9, 2006	By:	/s/ D. Lynn Thrower
D. Lynn Thrower Vice President and Chief Accounting Officer